Form 10-K
period 1994-01-01
EMC CORP
filed 1994-03-24
CIK 790070

_____________________________________________________________


             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


                      _________________



                          FORM 10-K


           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended January 1, 1994
Commission File No 1-9853


                       EMC CORPORATION



Massachusetts                   No. 04-2680009
State of Incorporation          I.R.S. Employer
                                Identification Number


      171 South Street, Hopkinton, Massachusetts  01748
                 Telephone:  (508) 435-1000

_____________________________________________________________

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-K

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended:      Commission File Number 1-9853
January 1, 1994
                       EMC CORPORATION
   (Exact name of registrant as specified in its charter)

Massachusetts                     04-2680009
(State or other jurisdiction      (I.R.S. Employer Identification
of organization or incorporation)                 Number)

                      171 South Street
               Hopkinton, Massachusetts  01748
(Address of principal executive offices, including zip code)

                       (508) 435-1000
    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:               Name of Each Exchange on
                                   Which Registered:
Common Stock, $.01 par value       New York Stock Exchange
6 1/4% Convertible Subordinated    New York Stock Exchange
Debentures due 2002
4 1/4% Convertible Subordinated    New York Stock Exchange
Notes due 2001

 Securities registered pursuant to Section 12(g) of the Act:

                            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes              X                      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $3,547,255,313 as of March
15, 1994.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 15, 1994 was 189,183,150.

             DOCUMENTS INCORPORATED BY REFERENCE

     The information required in response to Part III of Form
10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on May 11, 1994.

ITEM 1.  BUSINESS

     EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support high performance storage products and provide related services for mainframe and midrange computer systems manufactured primarily by International Business Machines Corporation
("IBM"), Unisys Corporation ("Unisys") and Compagnie des
Machines Bull S.A. ("Bull"). The Company develops its products by integrating technologically advanced industry standard components and devices with Company designed proprietary controller technology to produce storage products that enhance the performance, reliability, availability and functionality of computer systems.

     The Company's principal products are based on Integrated Cached Disk Array ("ICDA") technology which combines high-speed semiconductor cache memory with an array of industry standard disk drives. ICDA-based products represented approximately 91% of the Company's combined revenues in 1993 and 74% in 1992. These products include the Symmetrix series of high speed ICDA-based storage systems for the IBM and IBM-compatible mainframe computer market. In November 1992, the Symmetrix product line was expanded to include the Model 5500 which features storage capacities of up to 360 gigabytes ("GB's"), hardware and channel redundancy, full system battery backup, nondisruptive component upgrade and replacement, and remote diagnostic features. The Company also markets the Harmonix series of high speed ICDA-based storage systems for the IBM AS/400 midrange computer market. Additionally, the Company provides solid-state disk ("SSD") devices, main memory products and tape back-up systems.

     The customers for these products are located worldwide and represent a cross section of industries and government agencies that range in size from Fortune 500 companies to small businesses. The Company markets its products in North and South America, Europe and the Asia Pacific region through its direct sales force, distributors and original equipment manufacturers ("OEMs"). All products sold directly to end-users are maintained and serviced by the Company or third party providers. Products sold through distributors or OEMs are normally maintained by the reseller.

     EMC, a Massachusetts corporation incorporated in 1979, has its corporate headquarters located at 171 South Street, Hopkinton, Massachusetts.

Company Strategy

     The Company's objective is to be the leading provider of high performance, high reliability storage systems to selected mainframe and midrange computer markets. The
Company has recently announced its intention to expand its storage products into the client/server market as well.
Over the past decade the technological advances made in central processing units ("CPUs") have far exceeded advances made in the area of data storage systems. These
CPU advances have created an input/output bottleneck which limits the performance of computer systems running applications requiring frequent access to data. The
Company's products have been designed to significantly reduce this performance bottleneck. The major elements of the Company's strategy are set forth below.

 Innovative Architectural Design

     The Company has developed a common architecture, called MOSAIC:2000, on which its principal products are based.
This architectural framework is based upon a modular design and industry standard interfaces that allow for new technologies to be incorporated more rapidly than with traditional architectures and enhances portability to non-IBM environments. This facilitates upgrades and enhancements that can not only extend the useful life of the Company's storage systems, but also extend the useful life of the customer's CPU.

 Proprietary Software Technology

     The Company's products achieve high performance levels due in part to proprietary software and microcode controller technology. This proprietary controller technology, combined with large amounts of high speed cache memory and arrays of industry standard disk drives, creates storage devices that provide computer systems with enhanced performance, reliability and functionality. The Company believes that by dedicating significant resources to the further development of this proprietary controller technology, it should be able to maintain the performance leadership it has established.

 Multi-Channel Distribution Focus

     The Company's strategy is to continue to expand in four distinct product markets: the IBM and IBM-compatible mainframe market, the IBM AS/400 midrange market, the client/server market and the OEM market. To access these markets the Company has adopted a multi-channel distribution approach. The Company utilizes a direct salesforce in the U.S., Canada and Europe, and plans to develop a direct salesforce in Japan. The
Company also utilizes third party distributors and OEMs.

Mainframe Market

     The mainframe storage market is a multibillion dollar market which the Company has penetrated with its ICDA-based products. The Company believes that it is currently the leading manufacturer of storage systems that allow users to bridge the gap between the speed at which the CPU can process data and the traditional storage device's ability to provide the data to the CPU.

     Product sales to the mainframe storage market represented approximately 85% of EMC's 1993 product revenue and 70% of 1992 product revenue. In September 1990, EMC introduced the Symmetrix series of ICDA-based products for IBM and IBM compatible mainframe computers. Symmetrix was the first commercially available disk storage system for the IBM mainframe marketplace that utilized arrays of smaller, industry standard 51/4" disk drives as an alternative to the larger more expensive disk drives that traditionally had been used with mainframe computers. By combining these smaller disk drives with an integrated control unit, large amounts of cache memory and battery backup, Symmetrix provides the user with what the Company believes to be the highest performing disk storage product available in the marketplace today. As a result of this integrated design, Symmetrix also occupies a smaller footprint and has lower operating costs than data storage systems based on conventional technology.

     Since the introduction of the first Symmetrix model, the Model 4400 with a maximum capacity of 24 GB's, EMC has added additional models that are both smaller (the Model 4200 with a capacity of up to 8 GB's) and larger (the Model 4800 with a capacity of up to 90 GB's) than the original.
In November 1992, EMC introduced a new series of Symmetrix products called the Model 5500 (with a capacity of up to 360 GB's). The Model 5500 has many built-in redundancy features allowing for continuous operation of the disk storage system. This is particularly attractive to users whose data storage requirements are dependent upon high performance and continuously available data for mission critical applications. Each Model 5500 contains EMC's Auto Call feature, which automatically generates a diagnostic phone call from the unit to EMC's 24 hour Remote Support Facility if the unit detects a possible problem. The Company has continually enhanced the Symmetrix family of products with additional features and improved performance through a combination of hardware and microcode enhancements. The announcements in September 1993 included the Model 4208-2S which increased the capacity of the Symmetrix Model 4200 from 8 GB's to 15 GB's by using 31/2" disk technology. The wide range of Symmetrix models allows EMC to broaden its marketing efforts to address the storage needs of virtually all sizes of IBM mainframe computer users.

     EMC also designs and manufactures plug compatible main memory products for IBM air cooled model 9121 mainframe computers and provides plug-in storage modules for IBM 3990-
3 cache control units.
                                   5.

Midrange Market

     The Company believes that there is a large portion of the IBM AS/400 midrange storage market that has not been penetrated by the Company's ICDA-based products.

     Midrange revenues grew modestly during 1993, with product sales to the midrange storage market representing approximately 15% of EMC's product revenue in 1993, as
compared to 28% in 1992.   In 1992, the Company introduced
the first ICDA-based storage systems for the IBM AS/400 midrange computer market. This series of products, called Harmonix, uses both 51/4" and 31/2" disk drives integrated with cache memory to provide high performance, high capacity storage solutions for the AS/400 user. During 1993, the Company expanded the Harmonix product line to allow the Company to reach new users by including models featuring high capacity at a lower cost as well as other models emphasizing high availability.

     EMC also offers the Champion line of 8 millimeter ("mm") based Intelligent Cached Tape Subsystems, which provides AS/400 users with high capacity, high performance and unattended backup. These products feature an advanced controller design and cache buffer combined with the ability to interleave data to up to four 8mm tape transports simultaneously, greatly improving the speed of the backup operations. In August 1993, EMC acquired Magna Computer Corporation ("Magna"), a manufacturer of tape backup systems for the AS/400 marketplace. This acquisition augmented the Champion line of tape products by adding 4 mm and additional 8 mm and reel to reel tape products to the Company's product portfolio.

     The Company also provides main memory upgrades for selected AS/400 CPU models.

OEM Market

     The MOSAIC:2000 framework and the inherent flexibility of its open system make EMC's products well suited to be sold by strategic OEMs in partnership with the Company.

     Since January 15, 1992, EMC has had an OEM agreement with Unisys for the sale of Unisys compatible Symmetrix products. This agreement, which currently extends to December 31, 1996, requires Unisys to meet certain minimum purchase requirements and provides Unisys with exclusive worldwide marketing rights to these products. During 1993, Unisys purchased over $39 million of such products under this agreement, which accounted for 5% of the Company's 1993 combined revenues.

     On February 11, 1993, the Company entered into a three-year OEM agreement with Bull. Pursuant to the agreement, EMC granted Bull exclusive worldwide marketing rights, with the exception of Japan, to EMC's Symmetrix 4800 series of ICDA-based storage products for Bull mainframe computers, provided that Bull purchases all of its requirements for high speed cached disk array storage devices from EMC and meets certain minimum purchase requirements. During 1993, Bull purchased approximately $22 million of such products, which accounted for 3% of the Company's 1993 combined revenues.
                                   6.

Client/Server Market

     In May 1993, the Company formed a Client/Server Division to develop storage products for the growing client/server market. The Company believes that this market requires sophisticated data management technology to allow for sharing of information while maintaining data integrity and reliability. The Company's efforts are currently focused on hiring engineering and marketing personnel and developing a marketing strategy and business plan for this marketplace. Meaningful contributions to the Company's revenue from this business unit are not expected until at least 1995.

Epoch Systems

     In August 1993, the Company completed the acquisition of Epoch Systems, Inc. ("Epoch"). Epoch is a leading supplier of client/server data management software for certain Unix-based systems. It is the Company's intent to expand Epoch's software product line to be compatible with multiple hardware and software platforms. The Company currently plans to incorporate various Epoch software products into its development of products for the client/server market. Epoch utilizes a variety of distribution channels to sell its software products, including telemarketing, value added resellers, OEMs and system integrators.

Copernique, S.A.

     In January 1994, the Company acquired the majority interest in Copernique S.A. ("Copernique") formerly held by Cap Gemini Sogeti S.A. Copernique, located near Paris, France, specializes in high-performance data management hardware and software systems. The Company believes that this acquisition will enable the Company to extend its offerings in the field of distributed Information Technology systems and to strengthen its European presence.

Marketing and Customers

     EMC markets its products through multiple distribution channels, including its direct sales force, selected distributors and OEMs. The Company has a direct sales presence throughout North America and Europe, and uses distributors as its primary distribution channel in the Asia Pacific region, the Middle East, Africa and South America. Over the past two years, the Company has expanded its North American and European sales and marketing organizations significantly and currently is expanding its sales and marketing organizations in the Asia Pacific region. In this regard, in January 1994, the Company and its existing Japanese distributor jointly formed a company in Japan, in which the Company holds a majority interest. Through this entity, the Company will acquire a direct salesforce in Japan, which it then plans to further expand. During 1993, the Company derived 65% of its product revenue from shipments into North and South America, 30% from shipments into Europe, the Middle East and Africa, and 5% from shipments into the Asia Pacific region. EMC's marketing and sales personnel are organized into mainframe and midrange customer groups to ensure that the necessary expertise is available to understand the customer's requirements and properly apply the Company's product solutions. In addition, the Company has dedicated personnel to support the needs of its distributors and OEM customers, both domestically and internationally.

Operations

     EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. The majority of EMC's products are manufactured and tested at the Company's facilities in Hopkinton, Massachusetts and Cork, Ireland. Products manufactured by subcontractors in the
U.S. and Europe are assembled in accordance with production standards and quality controls established by EMC. The Company discontinued board assembly at its Canovanas, Puerto Rico facility in February 1994 and such assembly is now being performed by existing subcontractors. The Company believes its present level of manufacturing capacity will be sufficient to accommodate its requirements.

     The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 51/4" and 31/2" disk devices, which the Company purchases from a small number of qualified suppliers, and in some instances there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time during 1993, because of high industry demand, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. If such shortages were to intensify, the Company could lose some time-sensitive customer orders.

     EMC considers it crucial that there be a close working relationship between its product development staff and its marketing organization. The Company believes that its success is in part tied to its ability to respond quickly to the needs and problems of end-users in each of its markets. As the marketing organization identifies these end-user needs, the Company utilizes advanced computer-aided engineering and design ("CAE/CAD") technology to expedite the design and production of new products.

     The Company has implemented a Total Quality Management philosophy to ensure the quality of its designs, manufacturing process and suppliers.

     The Company's U.S. operation currently holds an ISO9001 Certificate of Registration from National Quality Assurance, Ltd. This internationally recognized endorsement of ongoing quality management represents the highest level of certification available. The Company's Irish manufacturing operation also holds ISO9002 certification. In the first quarter of 1993, the Company's principal manufacturing operation in Hopkinton was awarded Class A MRP II status by an independent evaluation organization.

Manufacturing Risks

     The Company's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small performance margins. If flaws in design or production occur, the Company could experience a rate of failure in its products that would result in substantial costs for the repair or replacement of defective products and potential damage to the Company's reputation. Continued improvement in manufacturing capabilities, control of supplier quality and manufacturing costs will be critical factors in the future growth of the Company. The Company frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. The Company's failure to monitor, develop and implement appropriate test and manufacturing processes for its products, especially the Symmetrix and Harmonix series, could have substantial adverse effects on the Company's operation and ultimately on its financial results.

Competition

     EMC competes primarily with IBM in the sale of storage products in the IBM and IBM-compatible mainframe and midrange marketplaces. The Company believes that it has a number of competitive advantages over IBM, especially in the areas of product performance, cost of ownership, and time-to-market. While the Company believes that its ICDA technology provides a significant technological advantage, it is likely that competition in this area will increase significantly in the future which could adversely affect the Company's profitability. The Company also realizes that IBM has certain competitive advantages including significantly greater financial and technological resources, a larger distribution capability, earlier access to customers and a greater level of customer loyalty. Other important elements of competition in the computer storage industry are product reliability and quality, continuing technological improvements, marketing and customer service, and product design.

     There are also a number of independent competitors in each of EMC's markets. In the mainframe market those competitors include Hitachi Data Systems, Inc., Amdahl Corporation and Storage Technology Corporation ("STK"). In the midrange market, competition has historically come from
smaller companies, as well as IBM and STK.    EMC believes
that it has similar advantages over these midrange competitors, but increased competition from these or future entrants could adversely effect the Company's profitability.

Technological Factors

     The computer data storage industry is characterized by rapidly changing technology and user needs which require ongoing technological development and introduction of new products. Recognizing this fact, the Company has developed a storage system architecture called MOSAIC:2000 to allow the Company to take advantage of technological developments. By employing this architectural approach to product development, EMC is able to quickly integrate new technologies into its basic design. The Company works closely with its suppliers to understand their technology direction and to plan for the integration of this technology into its product architecture. Both the Symmetrix series and Harmonix series are products derived from the MOSAIC:2000 architectures.

     In 1993, sales of the Symmetrix series remained a significant source of revenues for the Company and sales of such products are expected to continue to be a significant source of revenues. In April 1992, EMC released a new series of midrange disk storage systems, the Harmonix series, which have also become a significant source of revenues for the Company. The Company expects competition in the sales of ICDA-based products to increase and there can be no assurance that the Symmetrix series and Harmonix series of products will continue to achieve market acceptance. Significant delays in the development of ICDA technology for future products or product enhancements would be to the advantage of the Company's competitors, many of whom have significantly greater resources, and could ultimately affect the Company's financial condition. Furthermore, the continued development of ICDA technology and its incorporation into the Company's future generations of products cannot be assured even with significant additional investments.

Product Development

     EMC's ability to compete successfully in present and future markets depends upon the timely development and introduction of products offering price/performance or capacity advantages and compatibility with the computer systems for which they are designed. Achieving these goals requires that the Company remain abreast of changing technology and design products that operate within the architecture of various computer systems and deliver performance or capacity advantages not offered by the original systems developer or by other storage competitors. Moreover, the computer industry is subject to rapid technological developments. Consequently, achieving such goals may become more difficult, costly and time consuming as a result of technological developments that cannot now be foreseen. Research and development costs were $58,977,000, $33,591,000 and $22,496,000 for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991, respectively.

Seasonality

     The Company has from time to time experienced seasonal revenue fluctuations in the third quarter of its fiscal year which it believes are due primarily to business slowdowns associated with European vacation periods.

Working Capital

     It is typical for companies in the computer industry to require significant amounts of working capital to finance inventory and receivables. The Company believes that its working capital requirements are in accordance with industry practices. In 1993, the Company financed its working capital requirements from internally generated funds and existing cash and investments. This also includes the net proceeds of $100,141,000 received from the sale in March 1993 of the Company's common stock and the net proceeds received from the sale in December 1993 and January 1994 of $229,600,000 of 41/4% Convertible Subordinated Notes due 2001 ($29,600,000 of which was sold upon exercise of the underwriters' over-allotment option in January 1994).

In 1993, the Company invested an additional $29,100,000 in long term investments. As of February 1, 1994, the Company had available for use its entire $15,000,000 credit line. However, the Company may elect to borrow capital at any time to fund new growth opportunities. As the Company's product mix shifts to higher cost products with longer sales cycles, the Company's need for working capital is expected to increase.

Backlog

     The Company manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. Orders are generally shipped by the Company shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, the Company's backlog at any particular time is not indicative of future sales levels.

Employees

     As of February 28, 1994, EMC had approximately 2452 employees, including temporary employees. Continued growth in the Company's business will require the hiring of additional qualified personnel. Under current market conditions, the Company does not expect to encounter any difficulty in hiring such personnel. None of the Company's employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Dependence Upon Key Personnel

     The Company's success is highly dependent upon senior management and other key employees, the loss of whom could adversely affect the Company. The Company also believes that its future success will depend in large part upon its ability to attract and retain additional key employees, of which there can be no assurance.

Environment

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from wastes generated as a result of assembling certain EMC products. The cost of compliance with such regulations has not to date involved a significant expense or had a material effect on the capital expenditures, earnings or competitive position of the Company.
                                   11.

Patents

     EMC has received seven U.S. patents and has numerous applications pending in the U.S. and foreign patent offices relating to the Symmetrix and Harmonix series of products.
The Company also has a number of other patent and patent applications filed in the U.S. and foreign patent offices.
While the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that any patents will issue or that any patent issued can be successfully defended. In any case, the Company believes that patents are of less significance in its industry than such factors as innovative skills, technological expertise and the management ability of its personnel.

Earnings Fluctuations

     Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announcements by the Company and its competitors, and (iv) fluctuating currency exchange rates, the Company's period-to-period revenues and earnings can fluctuate significantly.

Recent Developments

     On February 11, 1994 the Board of Directors of the Company voted to adopt the provisions of Section 50A of Chapter 156B of the Massachusetts General Laws. Pursuant to
Section 50A, the Board of Directors is presently divided into three classes, having staggered terms of three years each after an initial transition period. Under Section 50A and the by-laws of the Company, the Board of Directors may determine the total number of directors and the number of directors to be elected at any Annual Meeting of Stockholders or Special Meeting in lieu thereof. The Board of Directors has fixed at eight the total number of directors and has fixed at two the number of directors to be elected at the 1994 Annual Meeting. Of the current total of eight directors, two Class I Directors have terms expiring at the 1994 Annual Meeting, three Class II Directors have terms expiring at the 1995 Annual Meeting and three Class III Directors have terms expiring at the 1996 Annual Meeting.

     On March 15, 1994, the Company acquired certain assets of Array Technology Corporation ("Array"), a wholly-owned subsidiary of Tandem Computers Incorporated. Array, located in Boulder, Colorado, specializes in the development and manufacture of Redundant Arrays of Independent Disk (RAID) storage solutions. The Company believes that this acquisition will enhance the Company's ability to develop additional advanced storage solutions for those customers and markets that have a need for them.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company is active in only one business segment: designing, manufacturing and marketing high performance storage products. Information by geographic area is presented below with exports shown in their area of origin. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and by direct sales from the parent corporation or its Irish manufacturing subsidiary. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

Intercompany transfers between geographic areas are
accounted for at prices which are designed to be
representative of unaffiliated party transactions.
(in thousands)
                        Europe,
             North/     Middle-                        Consol-
             South      East,      Asia      Elimi-    idated
             America    Africa     Pacific   nations   Total
1993
Sales        $526,771   $251,363   $ 4,487   $   ---   $782,621
Transfers
between
areas         100,237     83,726      ---    (183,963)      ---
Total sales   627,008    335,089     4,487   (183,963)  782,621
Income
(loss) from
operations    107,512     70,324      (990)     3,582   180,428
Identifiable
assets at
year end      684,576    192,682     2,383    (49,995)  829,646

1992
Sales        $263,465   $111,117   $11,124    $   ---  $385,706
Transfers
between
areas          83,813     36,303      ---    (120,116)     ---

Total sales   347,278    147,420    11,124   (120,116)  385,706
Income from
operations     34,915     25,008     1,255    (12,603)   48,575
Identifiable
assets at
year end      252,308     98,232     4,309    (16,069)  338,780

1991
Sales        $200,008    $51,411    $8,918    $   ---  $260,337
Transfers
between
areas          35,946     15,036       ---    (50,982)      ---
Total sales   235,954     66,447     8,918    (50,982)  260,337
Income
(loss) from
operations     22,798     (6,406)     (531)     4,517    20,378
Identifiable
assets at
year end      164,096     41,608     4,166     (4,367)  205,503

ITEM 2.  PROPERTIES

     The Company's mainframe marketing, research and development, customer service and manufacturing functions are located in a 229,000 square foot complex at 171 South
Street in Hopkinton, Massachusetts. This building complex consists of a building purchased in December 1986, and an adjacent building constructed in 1988 and occupied in January 1989. In October 1992, EMC purchased a 62,000 square foot facility and an additional 6 acres of land at 42 South Street in Hopkinton, Massachusetts. This facility has been renovated by the Company and is in use as its customer demonstration center and for midrange marketing, research and development and manufacturing. In November
1993, the Company transferred certain of its corporate and administrative functions to a leased 80,000 square foot building at 35 Parkwood Drive in Hopkinton, Massachusetts.

     Production currently is carried on in the Hopkinton facility at 171 South Street, and a leased 87,000 square foot facility in Cork, Ireland (of which 40,000 square feet was added in 1993). The Company discontinued production at its Canovanas, Puerto Rico facility in February 1994 and plans to close the facility completely in March 1994.

     The Company also leases space for its sales and service offices worldwide.

ITEM 3.  LEGAL PROCEEDINGS

     On June 10, 1993, STK filed suit against EMC in the
United States District Court for the District of Colorado
(Case No. 93-S-1238) alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. In the counterclaim, EMC seeks unspecified damages, attorney's fees, costs and interest. Discovery in the matter is currently in process.
A scheduling order has been entered and a trial date has been set for October 1994.

     The Company is involved in other litigation which it considers routine and incidental to its business, and EMC's management does not expect the results of any of these actions to have a material adverse effect on EMC's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on November 17, 1993. The stockholders approved amendments to the Company's Articles of Organization to increase the number of shares of authorized common stock, $.01 par value, to 330,000,000 shares from the previous authorization of 150,000,000 shares and to authorize a new class of capital stock consisting of 25,000,000 shares of series preferred stock, $.01 par value. The results of the votes for each of these proposals were as follows:

1. To amend the Articles of Organization to increase the authorized common stock:

     For:                   78,244,601
     Against:                3,954,529
     Abstain:                  186,232
     Delivered But Not Voted       -0-

2. To amend the Articles of Organization to authorize a new class of capital stock consisting of series preferred stock:

     For:                   61,759,842
     Against:               11,012,647
     Abstain:                  289,621
     Delivered But Not Voted 9,323,252

            EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                  Age  Position

Richard J. Egan       58   Chairman of the Board and Director
Michael C. Ruettgers  51   President, Chief Executive Officer
                           and Director
W. Paul Fitzgerald    53   Senior Vice President, Finance and
                           Administration, Chief Financial
                           Officer, Treasurer and Director
John R. Egan          36   Executive Vice President,
                           Sales and Marketing and Director
Frank M. Keaney       57   Senior Vice President,
                           North American Sales
Richard B. Plummer    48   Senior Vice President and General
                           Manager, Client/Server Systems Division
Harold P. Ano         45   Senior Vice President, Marketing
L. Daniel Butler      55   Senior Vice President, Customer Service
Michael L. Schoonover 45   Senior Vice President, Operations
Paul T. Dacier        36   Vice President and General Counsel
Michael R. Grilli     54   Vice President-Sales, Europe,
                           Middle East and Africa
Paul E. Noble, Jr.    38   Vice President and General Manager,
                           OEM Operations
Colin G. Patteson     45   Vice President and Controller
Michael G. Salter     57   Vice President and General Manager,
                           Asia Pacific

     Richard J. Egan is a founder of the Company and has served as a Director since the Company's inception in 1979.
He was elected Chairman of the Board of the Company in January 1988. Prior to January 1988, he was also President of EMC. From 1979 to January 1992, he was Chief Executive
Officer of the Company.  He is also a director of Cognition
Corporation, a CAD/CAM software supplier.

     Michael C. Ruettgers served as Executive Vice President, Operations of EMC from July 1988 to October 1989, when he became President. From September 1989 to January 1992, Mr. Ruettgers served as Chief Operating Officer of EMC. In January 1992, he became Chief Executive Officer and in May 1992, he was elected a Director of the Company. Before joining EMC, he was Chief Operating Officer at Technical Financial Services, Incorporated, a high technology consulting company which he joined in February 1987. Prior to that, he was a Senior Vice President of Keane, Inc., a software application consulting firm. He is also a director of Keane, Inc. and Cross Comm, Inc., a manufacturer of computer network products.

     W. Paul Fitzgerald has been a Director of the Company since March 1991. Since January 1988, he has been Senior
Vice President, Finance and Administration and Chief
Financial Officer of EMC. In October 1991, Mr. Fitzgerald was elected Treasurer of the Company. From January 1985 to January 1988, he was Vice President, Finance of EMC.

     John R. Egan became Executive Vice President, Sales and Marketing of EMC in January 1992 and was elected a Director in May 1992. Previously he held several executive positions with the Company, including Executive Vice President, International Sales and Executive Vice President, Marketing.

     Frank M. Keaney was Vice President, North American
Sales of EMC from June 1989 to October 1989, when he became
Senior Vice President, North American Sales. Prior to June
1989, he was Vice President, Sales of Data General
Corporation, a computer manufacturer.

     Richard B. Plummer joined EMC in March 1990 as Senior Vice President of Engineering and became Senior Vice President and General Manager, Client/Server Systems Division in June 1993. Previously, he held a number of executive positions with Apollo Computer Inc., a computer manufacturer, and its successor, the Apollo Systems Division of Hewlett-Packard Company.

     Harold P. Ano joined EMC in April 1990 as Senior Vice
President of Marketing. Previously, he held several executive positions with Wang Laboratories, Inc., a computer manufacturer, most recently as Senior Vice President and General Manager of the Wang Microsystems Division.

     L. Daniel Butler joined EMC in August 1990 as Vice President of Customer Service and became Senior Vice President of Customer Service in February 1993. Prior to joining EMC, Mr. Butler was the founder and President of DMX, Inc., an electronic board assembling company, from October 1989 to August 1990. From October 1987 to September 1989, he was Director of Logistics Planning at Data General Corporation, a computer manufacturer.

     Michael L. Schoonover joined EMC in April 1991 as Vice
President of Manufacturing Operations and in February 1993 he became Senior Vice President of Operations at EMC. From
September 1988 through March 1991, Mr. Schoonover was Vice
President of Operations at Westerbeke Corporation, a manufacturer of marine power products.

     Paul T. Dacier joined EMC in March 1990 as General
Counsel and became Vice President and General Counsel in
February 1993.  Prior to joining EMC he was Senior Counsel,
Corporate Operations at Apollo Computer Inc., a computer manufacturer, from January 1987 to January 1990.

     Michael R. Grilli has been Vice President-Sales,
Europe, Middle East and Africa since October 1993.  From
January 1993 to September 1993, he was Vice President,
Europe and from October 1989 to December 1992, he was Southern Area Manager for EMC. From 1982 to September 1989,
Mr. Grilli was a Regional Manager for Hitachi Data Systems
Inc., a computer manufacturer.

     Paul E. Noble, Jr. has been Vice President and General
Manager of OEM Operations at the Company from June 1992 to present. From June 1989 through May 1992 he was a Vice
President of Sales and from March 1987 to May 1989, he was Vice President of Customer Service at EMC.

     Colin G. Patteson joined EMC in January 1989 as
European Controller.  In March 1991 he became Corporate
Controller and in February 1993 he became Vice President and Controller.

     Michael G. Salter joined EMC in October 1991 as Vice President, International Operations. In July 1992 he became Vice President of International Distribution and in January 1994 he became Vice President and General Manager, Asia Pacific and President, EMC Japan K.K. Prior to joining EMC, Mr. Salter was President of Technical Financial Services, Incorporated, a high technology consulting company, from 1982 to September 1991.
                        ____________

     Richard J. Egan, Chairman of the Board and a Director, is the husband of Maureen E. Egan, a Director of the Company. He also is the brother-in-law of W. Paul Fitzgerald, the Company's Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Director. W. Paul Fitzgerald is the brother of Maureen E. Egan. John R. Egan, Executive Vice President, Sales and Marketing and a Director of the Company is the son of Richard
J. and Maureen E. Egan.
                        ____________

     The President and Treasurer are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified. The other executive officers are appointed to serve in such positions and serve at the pleasure of the Board of Directors.

**************************************************************
     EMC, Symmetrix, Harmonix, ICDA, Champion and MOSAIC:
2000 are trademarks of EMC Corporation. IBM and AS/400 are registered trademarks of IBM Corporation.

                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

     EMC's common stock $.01 par value (the "Common Stock") began trading on the over-the-counter market on April 4, 1986 under the NASDAQ symbol EMCS. On March 22, 1988, the Company's stock began trading on the New York Stock Exchange under the symbol EMC.

     The following stock splits were effected in the form of stock dividends in the following amounts and at the following dates: three-for-two stock split effective November 24, 1992, for stockholders of record on November 9, 1992, a two-for-one stock split effective June 8, 1993, for stockholders of record on May 24, 1993, and a two-for-one stock split effective December 10, 1993, for stockholders of record on November 26, 1993.

     The following table sets forth the range of high and low prices on the New York Stock Exchange for the past two years during the fiscal periods shown, adjusted to reflect the effect of stock splits.

              Fiscal 1993            High         Low

              First Quarter        $ 7.19      $ 5.13
              Second Quarter        11.31        5.81
              Third Quarter         19.00       10.13
              Fourth Quarter        19.50       14.75

              Fiscal 1992            High         Low

              First Quarter        $ 2.81      $ 1.94
              Second Quarter         3.10        1.81
              Third Quarter          3.50        2.53
              Fourth Quarter         6.06        3.00

     The Company has never paid cash dividends on its Common Stock. While subject to periodic review, the current policy of its Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
EMC Corporation
(amounts in thousands except per share amounts)

Summary of Operations
                    1993       1992      1991      1990      1989
Revenues           $782,621   $385,706  $260,337  $189,734  $146,719
Operating
 income (loss)      180,428     48,575    20,378     3,888   (28,102)
Net income
 (loss)             127,122     29,508    11,409     3,527   (21,566)
Net income
 (loss)  per
 weighted average
 common share
 (fully diluted)<F1>   $0.60     $0.16     $0.07     $0.02    $(0.14)
Weighted average
 common shares
 (fully diluted)<F1> 217,225   190,548   166,220   158,523   151,725

Other Statistics
Working capital     $516,876  $149,335  $ 77,033  $ 81,177  $ 76,885
Total assets         829,646   338,780   205,503   167,547   145,029
Long-term
 obligations <F2>    274,029    76,093    16,165    16,814    15,959
Stockholders'
 equity             $419,094  $168,266  $135,009  $113,620  $101,993

<F1> In addition to common stock equivalents, fully diluted earnings per share for 1993 reflect the dilutive effects of the Company's
  4 1/4% Convertible Subordinated Notes due 2001.
  Fully diluted earnings per share for 1993 and 1992 reflect the dilutive effects of the Company's 6 1/4% Convertible Subordinated Debentures due 2002.
<F2> Excludes current portion of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following table represents certain statement of operations information stated as a percentage of revenues.

                                  Fiscal year ended
                           January 1,   January 2,  December 28,
                             1994         1993         1991

Revenues:
  Net sales                  96.8%        94.7%        94.5%
  Service and rental income   3.2          5.3          5.5
                            100.0        100.0        100.0

Cost and expenses:
  Cost of sales and service  48.7         53.7         54.1
  Research and development    7.5          8.7          8.6
  Selling, general
    and administrative       20.8         25.0         29.5

Operating income             23.0         12.6          7.8

Investment income and
  interest (expense), net     ---         (0.3)         0.3
Other (expense),
  income, net                 ---         (1.1)        (1.0)

Income before income taxes   23.0         11.2          7.1

Provision for income taxes    6.8          3.5          2.7

Net income                   16.2%         7.7%         4.4%

Revenues

     Revenues increased by $396,915,000, or 103% in 1993 from 1992 compared to an increase of $125,369,000, or 48%, in 1992 from 1991. Revenues from net sales increased by $392,495,000, or 107%, in 1993 from 1992 levels, while revenues from service and rental income increased by $4,420,000, or 22%, in 1993 from 1992.

     In 1993, the Company continued to experience a significant increase in the percentage of its revenues derived from the sale of disk systems compared to the percentage derived from the sale of its other products. This increase was due primarily to the market acceptance and unit sales growth from products featuring the Company's Integrated Cached Disk Array ("ICDA") technology, which includes the Symmetrix and Harmonix series of products. Revenues from the Symmetrix series in the IBM, Bull and Unisys mainframe markets increased to $620,178,000 in 1993 from $235,720,000 in 1992, an increase of
$384,458,000 or 163%. Introduced in March 1992, the Harmonix series generated revenues of $92,672,000 in 1993 and $49,147,000 in 1992. In 1993, the Company generated

ITEM 7 continued...

approximately 91% of its revenue from sales of ICDA-based products, versus approximately 74% in 1992. It is expected that revenues from ICDA-based products will continue to be a significant component of the Company's revenues in 1994.

     Revenues from memory products, including Solid State Disk
("SSD") devices, declined significantly in 1993. Competitive pricing pressures and reduced unit sales of midrange memory products contributed to the decline.

     Sales to customers in the North and South American market increased by $257,798,000, or 99%, in 1993 due primarily to increased unit sales of the Symmetrix series in both the IBM and Unisys mainframe storage markets. Revenues on shipments from the North and South American segment were $526,771,000 and $263,465,000 in 1993 and 1992, respectively.

     Revenues from midrange products increased by $17,853,000
in 1993 over 1992.   A decline in the sales of IBM AS/400
compatible memory products was offset by increased revenues from the sales of Harmonix and other midrange tape and storage products. Unit sales of the Harmonix series accounted for 85% of the revenues from midrange disk storage systems into the North and South American markets.

     Sales to customers in the markets in Europe, the Middle East and Africa increased by $118,272,000, or 110%, in 1993 due primarily to a growth in unit sales of the Symmetrix series in the IBM and Bull mainframe storage markets. Revenues on shipments from this segment were $251,363,000 and $111,117,000 in 1993 and 1992, respectively.

     Sales to customers in the markets in the Asia Pacific region increased by $20,844,000, or 125%, during 1993, due primarily to the growth in unit sales of the Symmetrix product line. Revenues from midrange products in this market segment remained relatively constant during 1993 with increased Harmonix sales offsetting decreased unit sales of other midrange disk storage systems and decreased sales of IBM AS/400 compatible memory products. Revenues on shipments from this segment were $4,487,000 and $11,124,000 in 1993 and 1992, respectively.

     On January 15, 1992, EMC entered into a two-year OEM agreement for the sale of the Company's mainframe products as Unisys compatible products to Unisys. Revenues from product sales under this agreement aggregated $39,529,000 in 1993 and $43,486,000 in 1992. In September 1993, the Company and Unisys extended the term of the original agreement for up to an additional three years, through December 31, 1996.

     In February 1993, the Company entered into a three-year OEM agreement with Bull. Pursuant to this agreement, EMC grants Bull the exclusive worldwide marketing rights, with the exception of Japan, to EMC's Symmetrix 4800 series of ICDA-based storage products for Bull mainframe computers, provided that Bull purchases all of its requirements for high speed cached disk array storage devices from EMC. Failure by Bull in the future to purchase at least 45% of forecasted purchases at

ITEM 7 continued...

designated times, on a cumulative basis, may result in loss of exclusivity to Bull. Revenues from product sales under this agreement were $22,298,000 in 1993.

     Historically, the Company has competed with OEM manufacturers and other independent suppliers on the basis of product performance, quality and price. The Company expects that there will be performance and pricing pressures with respect to the sale of its products throughout 1994.

Cost of Sales and Service

     As a percentage of revenue, cost of sales amounted to 48.7% in 1993, 53.7% in 1992, and 54.1% in 1991. The
improvement in the cost of sales percentage in 1993 versus 1992 and 1991 was due primarily to increased sales of the higher margin Symmetrix products through the Company's direct sales force, and, to a lesser extent, improved component reliability, establishment of key vendor alliances, aggressive production management and increased focus on Total Quality Management. These improvements were partially offset by lower product margins from the Company's OEM business, and pricing pressures in the midrange business, especially sales through distribution channels. Continuing margin pressure in Mainframe and Midrange markets may require the Company to adapt and re-assess its cost structure and marketing strategy.

Research and Development

     Research and development ("R&D") expenses were $58,977,000, $33,591,000, and $22,496,000 in 1993, 1992, and
1991, respectively. As a percentage of revenue, such expenses were 7.5%, 8.7% and 8.6% in 1993, 1992, and 1991, respectively.
The Company is committed to utilizing state-of-the-art CAE/CAD design tools to sustain its design and development efforts. Increases in spending reflect the cost of such tools and the cost of additional technical staff. The Company expects to continue to spend substantial amounts for R&D in 1994.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased by $66,200,000, or 69% in 1993, $19,567,000, or 26%,
in 1992 and $19,328,000, or 34%, in 1991.  As a percentage of revenues, SG&A expenses were 20.8%, 25.0% and 29.5% in 1993, 1992 and 1991, respectively.

     The increases in all three years were due primarily to costs associated with additional sales and support personnel, and related overhead costs, both domestically and internationally, required to support the increased revenue levels and the expansion of the Company's OEM and international distribution programs. Advertising and sales promotion costs were approximately $9,555,000 in 1993, $4,964,000 in 1992 and
$3,857,000 in 1991. SG&A expenses are expected to increase in dollar terms in 1994, in line with expected growth in revenues.

ITEM 7 continued...

Investment Income and Interest Expense

     Investment income increased to $7,988,000 in 1993 from $3,830,000 in 1992 and $2,718,000 in 1991. Income was earned from investments in cash equivalents and long-term investments and from sales-type leases of the Company's products. Investment income in 1993 increased due to higher average cash balances caused primarily by the proceeds from the offering of EMC common stock, $.01 par value (the "Common Stock") in March 1993, the proceeds from the sale of the Convertible Subordinated Notes (the "Notes") in December 1993, and a full year's availability of funds from the issuance of the Convertible Subordinated Debentures due 2002 (the "Debentures") in March 1992. Investment income increased in 1992 due to higher average cash balances during the year resulting primarily from the proceeds received from the issuance of the Debentures. Lower interest rates throughout 1993 and 1992 partially offset the higher cash balances.

     Interest expense increased to $6,043,000 in 1993 from $4,865,000 in 1992 and $2,011,000 in 1991. The increase of
$1,178,000 in 1993 from 1992 levels was due primarily to the provision for interest payments due on the Debentures and to interest accrued in December for the Notes.

Other Expense, Net

     Net other expense amounted to $2,717,000, $4,465,000 and $2,578,000 in 1993, 1992 and 1991, respectively. Other expense for 1993 related primarily to foreign currency transaction losses of $1,838,000, losses on sales of fixed assets and customer service equipment of $2,324,000, amortization of technology license costs of $417,000 and $428,000 of other expense, net of $2,290,000 of other income, primarily from technology license fees. Other expense for 1992 related primarily to a net loss from the disposal of customer service equipment and other fixed assets of $2,324,000, the amortization of technology license costs of $1,667,000, a provision for litigation settlement of $1,057,000, and foreign currency transaction costs of $1,093,000, net of other income of $1,676,000 consisting primarily of technology license fees. Other expense in 1991 consisted primarily of currency transaction costs of $1,542,000 and amortization of technology license costs of $1,566,000, net of other income of $530,000.

Provision for Taxes

     The provision for income taxes was $52,534,000 in 1993, $13,567,000 in 1992 and $7,098,000 in 1991, which resulted in effective tax rates of 29%, 32% and 38% in 1993, 1992 and 1991, respectively. The decrease in the effective tax rate in 1993 from 1992 is mainly attributable to an increase of tax benefits from the Company's Irish operations. The decrease in the effective tax rate in 1992 from 1991 is mainly attributable to the utilization of foreign net operating loss carryforwards.

ITEM 7 continued...

     See Note B of the Notes to Consolidated Financial
Statements for detailed analysis of the Company's effective tax rates for 1993, 1992 and 1991. Also see Note A for a discussion of the impact of the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income
Taxes.

Financial Position

     At the end of the fiscal years 1993, 1992 and 1991, cash and cash equivalents totalled $345,300,000, $62,103,000 and $22,406,000, respectively. The $283,197,000 increase in 1993 over 1992 is primarily attributable to $100,141,000 net proceeds received in the March 1993 sale of 17,350,000 shares of Common Stock, and $195,000,000 net proceeds received in the December 1993 offering of $200,000,000 of the Notes. Additionally, the Company invested $29,100,000 in long term investments. The $39,697,000 increase in 1992 over 1991 is primarily attributable to the net proceeds received from the Debentures issued in March 1992, which were used to support the introduction of new products based on ICDA technology, including the Symmetrix Model 5500 and the Harmonix product lines, to fund a $30,021,000 increase in property, plant and equipment and an increase in long-term investments of $12,594,000, and to support accounts receivable and inventory growth related to the expansion of revenues. In 1993, working capital increased by $367,541,000 from $149,335,000 to $516,876,000. In 1992, working capital increased by $72,302,000 from $77,033,000 to $149,335,000.

     The Company maintains substantial inventory levels which are required for extensive test cycles and customer evaluations of high cost products. Inventory increased by $61,095,000 or 107% from 1992 to 1993, supporting revenue growth of 103%. Inventory levels increased by $27,152,000, or 91%, from 1991 to 1992 supporting a 48% growth in revenues.

     Net trade and notes receivable increased by $60,304,000, or 62%, from 1992 to 1993 associated with a revenue increase of 103% during the same period.

     As of February 1, 1994, the Company had available for use its entire $15,000,000 credit line. Based on its current operating and capital expenditure forecasts, the Company believes funds generated from operations, its available line of credit, and the net proceeds to the Company from the Common Stock Offering, the Debentures and the Notes will be adequate to finance its operations.

     To date, inflation has not had a material impact on the Company's financial results.

              REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of EMC
Corporation:

  We have audited the accompanying consolidated balance sheets of EMC Corporation as of January 1, 1994 and January 2, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Corporation as of January 1, 1994 and January 2, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1994 in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND

Boston, Massachusetts
February 1, 1994

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      EMC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         (amounts in thousands except share amounts)

                                      January 1,    January 2,
                                        1994          1993
ASSETS
Current assets:
  Cash and cash equivalents           $ 345,300     $  62,103
  Trade and notes receivable less
   allowance for doubtful accounts
   of $5,262 and $2,915 in 1993
   and 1992, respectively               157,225        96,921
  Inventories                           118,263        57,168
  Deferred income taxes                  24,199        10,588
  Other assets                            5,023         6,372
        Total current assets            650,010       233,152

Long-term investments, at cost           50,392        21,292
Notes receivable, net                    21,808         8,538
Property, plant and equipment, net       96,480        69,039
Deferred income taxes                     2,761           ---
Other assets, net                         8,195         6,759

Total assets                           $829,646      $338,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
    obligations                        $  1,262      $  2,379
   Accounts payable                      44,179        27,648
   Accrued expenses                      59,755        30,676
   Income taxes payable                  20,892        17,372
   Deferred Revenue                       7,046         5,742
       Total current liabilities        133,134        83,817

Deferred revenue                          3,389         5,804
Deferred income taxes                       ---         4,800
Long-term obligations:
   4 1/4% Convertible Subordinated
    Notes due 2001                      200,000           ---
   6 1/4% Convertible Subordinated
    Debentures due 2002                  59,260        60,000
   Notes payable                         14,013        14,449
   Capital lease obligations                756         1,644
        Total liabilities               410,552       170,514

Commitments and contingencies (Notes H and J)
Stockholders' equity:
Series Preferred Stock, par value
 $.01; authorized 25,000,000 shares         ---           ---
Common stock, par value $.01;
 authorized 330,000,000 shares;
 issued 189,936,120 and 166,505,268
 shares in 1993 and 1992, respectively    1,899         1,665
Additional paid-in capital              226,668       105,873
Deferred compensation                    (3,552)       (4,545)
Retained earnings                       193,045        65,923
Cumulative translation adjustment         1,537          (147)
Treasury stock,at cost, 2,607,996 shares  (503)         (503)
        Total stockholders' equity      419,094       168,266

Total liabilities and
stockholders' equity                   $829,646      $338,780

        The accompanying notes are an integral part of the
                consolidated financial statements.
                               27.

ITEM 8 continued...
                        EMC CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
        (amounts in thousands except per share amounts)

                                       For the years ended
                                 January 1,  January 2,  December 28,
                                   1994        1993         1991

  Revenues:
    Net sales                     $757,793    $365,298     $245,893
    Service and rental income       24,828      20,408       14,444

                                   782,621     385,706      260,337
  Costs and expenses:
    Cost of sales and service      380,755     207,279      140,769
    Research and development        58,977      33,591       22,496
    Selling, general and
     administrative                162,461      96,261       76,694

                                   602,193     337,131      239,959

  Operating income                 180,428      48,575       20,378
  Investment income                  7,988       3,830        2,718
  Interest expense                  (6,043)     (4,865)      (2,011)
  Other expense, net                (2,717)     (4,465)      (2,578)

  Income before income taxes       179,656      43,075       18,507
  Provision for income taxes        52,534      13,567        7,098

    Net income                    $127,122    $ 29,508     $ 11,409

    Net income per weighted average
     common share (primary)          $0.65       $0.17        $0.07

    Net income per weighted average
     common share (fully diluted)    $0.60       $0.16        $0.07

     The accompanying notes are an integral part of the
             consolidated financial statements.
                                    28.

ITEM 8 continued...
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       EMC Corporation
                   (amounts in thousands)
                                         For the years ended
                                    January 1,  January 2, December 28,
                                      1994        1993        1991
Cash flows from operating activities:
 Net income                          $127,122    $29,508    $11,409
 Adjustments to reconcile net
  income to net cash provided (used)
  by operating activities:
    Depreciation and amortization      21,741     18,289     10,136
    Deferred income taxes             (21,172)   (10,492)      (290)
    (Gain) loss on disposal of
     property and equipment             2,324      2,232        (47)
  Changes in assets and liabilities:
   Trade and notes receivable         (73,252)   (29,686)   (28,699)
   Inventories                        (60,937)   (26,312)    (3,645)
   Other assets                         4,381     (2,997)    (7,076)
   Accounts payable                    16,500     13,709      1,930
   Accrued expenses                    28,893     11,588      7,057
   Income taxes payable                 3,520     10,356      2,721
   Deferred revenue                    (1,100)     8,936        749

     Total adjustments                (79,102)    (4,377)   (17,164)
     Net cash provided (used)
      by operating activities          48,020     25,131     (5,755)

Cash flows from investing activities:
 Additions to property and equipment  (51,303)   (30,021)   (20,961)
 Proceeds from sale of property and
  equipment                               574      1,280      2,578
 Purchase of long-term investments    (29,100)   (12,594)    (3,683)

     Net cash used by investing
      activities                      (79,829)   (41,335)   (22,066)

Cash flows from financing activities:
 Sale of common stock, net of
  issuance costs                      112,451      4,765     10,943
 Disqualifying dispositions of
  stock options exercised               8,776          -        289
 Purchase of treasury stock                 -          -        (17)
 Issuance of 6 1/4% Convertible
  Subordinated Debentures due 2002,
  net of issuance costs                     -     58,208          -
 Issuance of 4 1/4% Convertible
  Subordinated Notes due 2001,
  net of issuance costs               194,987          -          -
 Payment of long-term and short-term
  obligations                          (2,430)    (6,397)    (2,687)
 Issuance of long-term and short-term
  obligations                               -      2,004      7,511
  Net cash provided by financing
   activities                         313,784     58,580     16,039

Effect of exchange rate changes on cash 1,222     (2,679)       (71)
Net increase (decrease) in cash and
 cash equivalents                     281,975     42,376    (11,782)
Cash and cash equivalents at
 beginning of year                     62,103     22,406     34,259
Cash and cash equivalents at
 end of year                          345,300    $62,103    $22,406

     The accompanying notes are an integral part of the
             consolidated financial statements.
                            	      29.

ITEM 8 continued...

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EMC Corporation
(amounts in thousands except share amounts)
                                          For the three years ended January 1, 1994
                               Common  Stock       Additional Deferred          Cumulative                    Total
                                           Par     Paid-in    Compen-  Retained Translation Treasury Stock    Stockholders'
        	   		                Shares       Value	  Capital				sation	  Earnings Adjustment  Shares     Cost   Equity
Balance, December 29, 1990    157,970,008  $1,579 $ 85,417 $   ---     $25,006 $ 2,104      2,599,248  $(486) $113,620
 Exercise of stock options      2,616,268      26    7,076     ---         ---     ---            ---    ---     7,102
 Disqualifying disposition
  of stock options exercised          ---     ---      289     ---         ---     ---            ---    ---       289
 Issuance of common stock re-
  lating to license agreement   2,250,000      23    3,818     ---         ---     ---            ---    ---     3,841
 Purchase of stock for treasury       ---     ---      ---     ---         ---     ---          8,748    (17)      (17)
 Cumulative translation
  adjustment                          ---     ---      ---     ---         ---  (1,235)           ---    ---    (1,235)
 Net income                           ---     ---      ---     ---      11,409     ---            ---    ---    11,409

Balance, December 28, 1991    162,836,276   1,628   96,600     ---      36,415     869      2,607,996   (503)  135,009
 Exercise of stock options      3,668,992      37    4,304     ---         ---     ---            ---    ---     4,341
 Issuance of stock options            ---     ---    4,969  (4,969)        ---     ---            ---    ---       ---
 Amortization of deferred
  compensation                        ---     ---      ---     424         ---     ---            ---    ---       424
 Cumulative translation
  adjustment                          ---     ---      ---     ---         ---  (1,016)           ---    ---    (1,016)
 Net income                           ---     ---      ---     ---      29,508     ---            ---    ---    29,508

Balance January 2, 1993       166,505,268   1,665  105,873  (4,545)     65,923    (147)     2,607,996   (503)  168,266
 Exercise of stock options      5,839,240      58   11,424     ---         ---     ---            ---    ---    11,482
 Disqualifying disposition
  of stock options exercised          ---     ---    8,776     ---         ---     ---            ---    ---     8,776
 Issuance of common stock re-
  lating to stock offering     17,350,000     174   99,857     ---         ---     ---            ---    ---   100,031
 Issuance of common stock re-
  lating to bond conversions      241,612       2      738     ---         ---     ---            ---    ---       740
 Amortization of deferred
  compensation                        ---     ---      ---     993         ---     ---            ---    ---       993
 Cumulative translation
  adjustment                          ---     ---      ---     ---         ---   1,684            ---    ---     1,684
 Net Income                           ---     ---      ---     ---     127,122     ---            ---    ---   127,122

Balance January 1, 1994       189,936,120  $1,899 $226,668 $(3,552)   $193,045  $1,537      2,607,996  $(503) $419,094

    The accompanying notes are an integral part of the
             consolidated financial statements.
                                    30.

ITEM 8 continued...

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EMC Corporation

A. Summary of Significant Accounting Policies

   Basis of Presentation

   Certain prior year amounts in the financial statements have been reclassified to conform with the 1992 presentation. The Company's fiscal year ends on the Saturday closest to December 31. Fiscal 1992 was a 53 week year and fiscal 1993 and 1991 were 52 week years.

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   In August 1993, EMC exchanged 9,443,996 shares of EMC common stock, $.01 par value (the "Common Stock") for all of the outstanding stock and stock options of Epoch
    Systems, Inc. ("Epoch") and Magna Computer Corp.
    ("Magna"). These business combinations were accounted for as poolings of interests. Accordingly, all financial information has been restated as if the transactions occurred at the beginning of the first period presented. Epoch designs, manufactures, markets and supports high performance client/server data management software. Magna manufactures and markets
    IBM compatible AS/400 tape products. Magna and Epoch are now wholly owned subsidiaries of EMC.

   The separate company results for 1993 before the combinations were consummated were:

                                    Eight Months Ended 8/30/93
                                  Revenues       Net Income/(loss)

               EMC               $410,369,000   $61,993,000
               Epoch               16,429,000      (447,000)
               Magna                4,994,000      (472,000)
                  Total          $431,792,000   $61,074,000

ITEM 8 continued...

   Revenue Recognition

   The Company generally recognizes revenue from sales when products are shipped. Revenue from rentals is recorded over the life of the lease. Revenue from sales-type leases is recognized at the net present value of expected future payments, and the resulting discount is accreted to investment income over the collection period. Revenue from service contracts is recognized over the life of the contracts.

   Foreign Currency Translation

   The functional currency of operations in Europe is the local currency. The assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The Company's other foreign operations are generally dependent on the U.S. dollar.
    The assets and liabilities of these operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date except for inventories and property and equipment which are translated at historical exchange rates. Income and expense items are translated at average rates for the period except for cost of sales and depreciation which are translated at historical exchange rates.

   Consolidated transaction losses included in other expense, net amounted to $1,838,000 in 1993, $1,093,000 in 1992, and $1,542,000 in 1991. Accumulated net translation adjustments of $1,537,000 and $(147,000)
    are included in stockholders' equity at January 1, 1994 and January 2, 1993, respectively.

ITEM 8 continued...

   Cash and Cash Equivalents and Long-Term Investments

   Cash and cash equivalents include $310,723,000 and $31,482,000 of temporary cash investments at January
    1, 1994 and January 2, 1993, respectively. Temporary cash investments consist primarily of money market funds and repurchase agreements stated at cost plus accrued interest which approximates market. Short term investments which have a maturity of ninety days or less are considered cash equivalents.

   Long-term investments at cost, consisting of intermediate debt instruments, amounted to $50,392,000 in 1993 and $21,292,000 in 1992 with fair market values of $50,042,000 and $21,373,000, respectively. The
    Company intends to hold these investments to maturity.

   Investment income consists principally of interest and dividend income, including interest on notes receivable from sales-type leases.

   Statement of Cash Flows Supplemental Information

                                  January 1,   January 2,  December 28,
                                    1994         1993         1991
   Cash paid during the years ended
   For:
     Income taxes              $59,739,000  $13,474,000   $4,025,000
     Interest                    6,486,000    3,797,000    3,076,000

   During the year ended January 1, 1994, the Company issued 241,612 shares of Common Stock upon the conversion of $740,000 of Debentures.

   In 1991 the Company purchased from an unrelated corporation a license for $3,000,000 cash, and 563,000 shares of Common Stock valued at approximately $3,841,000. Amortization of the license cost of approximately $6,841,000 was completed in 1993.

   Inventories

   Inventories are stated at the lower of cost (first in,
    first out) or market.
                                   33.

ITEM 8 continued...

   Property, Plant and Equipment

   Property, plant and equipment are recorded at cost.
    Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

              Furniture and fixtures  7 years
              Equipment               3-7 years
              Vehicles                5 years
              Improvements            5 years
              Buildings               25-31 1/2 years

   Customer service spare parts inventory is included in equipment and depreciated over three years for assets placed in service in 1992, and four years for assets placed in service prior to 1992.

   When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in operations.

   Warranty and Research and Development

   The Company accounts for warranty expense on an accrual basis. Research and development costs are expensed as incurred.

   Income Taxes

   In 1992, the Company adopted Statement of Financial
    Accounting Standards No. 109, "Accounting for Income
    Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse
    (see Note B).

   Prior to 1992, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under then applicable statutes and regulations were classified as deferred taxes arising from timing differences.
                                   34.

ITEM 8 continued. . . .

   Tax credits are generally recognized as reductions of
    income tax provisions in the year in which the credits
    arise.  Since 1989, the Company has not provided for
    the U.S. income tax liability on earnings of its
    foreign subsidiaries as these earnings are considered
    to be permanently reinvested.  At January 1, 1994,
    undistributed earnings of foreign subsidiaries
    approximated $71,606,000.   Taxes for the Company's
    foreign subsidiaries are provided for at applicable statutory rates. The Company is currently undergoing an examination of its 1990 and 1991 tax returns by the Internal Revenue Service.

   Net Income Per Share

   Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding and earnings for 1993 reflect the dilutive effects of the Notes. Fully diluted weighted average shares outstanding and earnings for 1993 and 1992 reflect the dilutive effects of the Debentures. Net income for computation of fully diluted earnings per share includes an add back of $2,496,000 and $1,768,000 in 1993 and 1992, respectively, representing interest expense, net of its tax effect. Primary weighted average shares for net income per share computations amounted to 196,486,160, 171,951,696 and 164,414,816 in 1993, 1992 and 1991,
    respectively. Fully diluted weighted average shares were 217,224,726, 190,547,980 and 166,220,132 in 1993,
    1992 and 1991, respectively. These calculations of weighted average shares have been restated to reflect all stock splits to date (see Note I).

B. Income Taxes

   Provision for income taxes consists of:
                                  1993       1992       1991
   Federal and State
     Current                $69,176,000  $16,791,000  $7,176,000
     Deferred               (21,830,000)  (5,863,000)   (407,000)
                             47,346,000   10,928,000   6,769,000
   Foreign
     Current                  4,530,000    3,155,000     212,000
     Deferred                   658,000     (516,000)    117,000
                              5,188,000    2,639,000     329,000
   Total provision for
   Income taxes             $52,534,000  $13,567,000  $7,098,000

ITEM 8 continued...

   Income (loss) before income taxes for foreign operations amounted to approximately $49,392,000 in 1993, $12,353,000 in 1992 and ($5,909,000) in 1991.
    The components of the deferred tax provision are:

                                      1993         1992        1991

   Unrepatriated earnings        $ (5,772,000)   $ 926,000  $  697,000
   Sales-type leases                 (434,000)    (129,000) (1,192,000)
   Intercompany profit elimination  2,457,000   (1,831,000)    225,000
   Accounts receivable related
    items                          (7,972,000)    (389,000)   (142,000)
   Inventory related items         (5,973,000)  (1,369,000)     93,000
   Depreciation                      (377,000)    (931,000)   (162,000)
   Deferred revenue                  (374,000)  (2,317,000)        ---
   Warranty reserve                (1,378,000)    (262,000)   (191,000)
   Health Insurance reserve          (868,000)    (145,000)        ---
   Other                             (481,000)      68,000     382,000
                                 $(21,172,000) $(6,379,000) $ (290,000)

   A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                              1993       1992      1991

   Statutory federal tax rate                 35.0%      34.0%     34.0%
   State taxes, net of federal tax benefits    3.1        3.9       3.8
   Puerto Rico tax benefits                    (.9)      (2.2)     (6.3)
   Ireland tax benefits                       (6.4)       (.6)     (3.4)
   Net operating losses not benefited           .6        2.0      14.5
   Tax credits                                (1.3)       (.6)     (3.2)
   Utilization of foreign net operating
     loss carryforwards                        (.7)      (5.4)      ---
   Other                                       (.2)        .4      (1.0)
                                              29.2%      31.5%     38.4%

   The Company's Puerto Rico operation enjoys a ten year exemption, expiring in 1995, on up to 90% of EMC Caribe's income as determined under Federal tax laws. EMC Caribe ceased manufacturing operations in February, 1994. The Company's manufacturing facility in Ireland enjoys a 10% tax rate on income from manufacturing operations until the year 2000. The impact of these benefits on the Company's earnings per share was $0.06 for the year ended January 1, 1994, $.01 for the year ended January 2, 1993 and $0.01 for the year ended December 28, 1991.

ITEM 8 continued...

   The Company's adoption of FAS 109 in 1992 did not have a material effect on earnings. The Company increased its domestic deferred tax asset in 1993 as a result of U.S. legislation enacted during 1993 increasing the federal corporate tax rate from 34% to 35%. The components of the current and non-current deferred tax assets and liabilities as of January 1, 1994 and January 2, 1993 were as follows:

      Current Deferred Tax Assets           1993            1992


       Sales Reserve                     $ 9,644,000    $ 2,259,000
       Warranty Reserve                    2,527,000      1,149,000
       Inventory Reserve                   8,625,000      1,909,000
       Deferred Intercompany Profit          671,000      3,128,000
       Other Reserves                      2,805,000      1,200,000
       Other Assets                        1,722,000        943,000
       Puerto Rico Tollgate Tax             (854,000)           ---
       Domestic NOL Carryforward           4,928,000            ---
       Foreign NOL Carryforward            4,355,000      8,227,000
       Research and Development Credit
         Carryforward                      1,151,000            ---
       Valuation Reserve                 (11,375,000)    (8,227,000)
       Total Current Deferred Tax Assets $24,199,000    $10,588,000

       Non-Current Deferred Tax Assets/(Liabilities)

       Deferred Revenue                    1,787,000     2,317,000
       Other Reserves                        524,000       150,000
       Other Liabilities                     450,000      (241,000)
       Puerto Rico Tollgate Tax                  ---    (6,626,000)
       Property Plant & Equipment                ---      (400,000)
       Total Non-Current Deferred Tax
         Assets/(Liabilities)             $2,761,000   $(4,800,000)

ITEM 8 continued...

The Company's valuation reserve has increased as a result of the inclusion of the current deferred tax assets of Epoch and Magna which were acquired during 1993.

The Company has net operating loss carryforwards as of January 1, 1994 which are summarized as follows:

                                           Carryforward period/
                        Approximate value  Years during which losses
         Country        in U.S. dollars    will expire

         Belgium        $ 1,018,000        Indefinite
         France           1,012,000        5 years/1996
         Italy            2,775,000        5 years/1995 - 1997
         United Kingdom   6,122,000        Indefinite
         United States   12,438,000        15 Years/2001- 2008

The U.S. losses relate to pre-acquisition losses of Epoch and Magna.

ITEM 8 continued...

C. Inventories

   Inventories consist of:
                                January 1,     January 2,
                                  1994           1993

   Purchased parts            $17,319,000    $ 7,711,000
   Work-in-process             46,348,000     22,726,000
   Finished goods              54,596,000     26,731,000
                             $118,263,000    $57,168,000

D. Notes Receivable

   Notes receivable primarily from sales-type leases of equipment, are stated net of discounts amounting to approximately $4,753,000 and $2,484,000 and net of allowance for doubtful accounts of $491,000 and $249,000 at January 1, 1994 and January 2, 1993, respectively. Implicit interest rates range from 8% to 15%.

   The payment schedule for such notes at January 1, 1994 is as follows:

      Fiscal year               Notes Receivable

      1994                        $15,278,000
      1995                         10,625,000
      1996                          8,715,000
      1997                          3,681,000
      1998                          1,388,000
      Thereafter                          ---
      Face value                   39,687,000
      Less amounts representing
         interest                   4,753,000
      Present value                34,934,000
      Less allowance for doubtful
         accounts                     491,000
                                   34,443,000
      Less current portion         12,635,000
      Long-term portion           $21,808,000

ITEM 8 continued...

E. Property, Plant and Equipment
   Property, plant and equipment consist of:
                                  January 1,    January 2,
                                    1994          1993

   Furniture and fixtures      $  4,278,000   $ 4,910,000
   Equipment                    102,670,000    70,909,000
   Vehicles                         923,000     1,661,000
   Buildings and improvements    29,864,000    27,567,000
   Land                           1,870,000     1,870,000
   Construction in progress       4,891,000       761,000
                                144,496,000   107,678,000
   Accumulated depreciation
     and amortization           (48,016,000)  (38,639,000)
                                $96,480,000   $69,039,000

F. Accrued Expenses
   Accrued expenses consist of:
                                 January 1,    January 2,
                                   1994          1993

   Salaries and benefits       $23,350,000   $11,555,000
   Warranty                     16,112,000     3,693,000
   Other                        20,293,000    15,428,000
                               $59,755,000   $30,676,000


G. Employee Compensation Plans

   In 1983, the Company initiated a profit-sharing plan
    (the "1983 Plan") for employees, whose eligibility to participate is based on certain service requirements.
    Contributions are made at the discretion of the Board of Directors.

ITEM 8 continued...

   No profit-sharing contributions were made in 1993 or 1991. During December 1992 the Company made a profit-sharing contribution to active employees who were employed by the Company on or before January 1, 1992, whose compensation was less than $60,000 for 1992 and who did not participate in any bonus or incentive program. The amount of the contribution was $248,000.

   In July 1985, the Company supplemented the 1983 Plan with a deferred compensation program for certain employees. Under the program, which is qualified under
    Section 401(k) of federal tax laws, the Company has provided a matching contribution, as described below.

   Effective January 1, 1993, the Company introduced a new matching formula for the 1983 Plan. The Company intends, at the end of each calendar quarter, to make a contribution that matches 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, will provide an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation. However, the Company's matching contribution per participant has a quarterly limit of $500. The Company's contribution amounted to approximately $1,463,000 in 1993.

   During 1992 and 1991, the Company made a contribution at the end of each calendar quarter that matched 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals were attained, the Company, in succeeding quarters, provided an additional matching contribution of 1/2% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 3 1/2% of compensation. The Company's matching contribution per participant had a quarterly limit of $500. The
    Company's contribution amounted to approximately
    $889,000 in 1992 and $600,000 in 1991.

   In 1988, Epoch and in 1991, Magna, which are both wholly-owned subsidiaries of the Company, instituted Retirement Savings Plans under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute to their respective plans a percentage of their compensation up to the maximum amount allowable by the Internal Revenue Code.

   The Company does not offer a postretirement or postemployment benefit plan.

ITEM 8 continued...

H. Lease Commitments and Long-Term Obligations

   Lease Commitments

   The Company had $4,153,000 and $4,629,000 of equipment leased under capital leases with accumulated amortization of $1,975,000 and $1,428,000 at January 1, 1994 and January 2, 1993, respectively.

   The Company leases office and warehouse facilities under various operating leases. Facilities rent expense amounted to $6,050,000, $4,404,000, $3,852,000 in 1993,
    1992 and 1991, respectively. The Company's commitments under its capital and operating leases are as follows:

                                  Capital         Operating
   Fiscal Year                    Leases          Leases

     1994                        $1,043,000       $7,409,000
     1995                           628,000        5,546,000
     1996                            92,000        3,603,000
     1997                            30,000        1,717,000
     1998                               ---          916,000
     Thereafter                         ---          921,000
   Total minimum lease payments   1,793,000      $20,112,000
   Less amounts representing
    interest                        126,000
   Present value of net minimum
     lease payments               1,667,000
   Less current portion             911,000
   Long-term portion             $  756,000

   Long-Term Obligations

   Convertible Subordinated Notes

   In December 1993, the Company issued $200,000,000 of
    4 1/4% convertible subordinated notes due 2001 (the
    "Notes"). The Notes are generally convertible into shares of Common Stock of the Company at a conversion price of $19.84 per share, subject to adjustment in certain events. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices, plus accrued interest, commencing January 1, 1997. Redemption prices range from 100.61% to 102.43% of principal. In January 1994, the Company issued approximately an additional
    $30,000,000 in Notes in accordance with overallotment provisions of the offering.

ITEM 8 continued...

   Convertible Subordinated Debentures

   In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the
    "Debentures"), of which $740,000 has been converted as of January 1, 1994. The Debentures are generally convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. Interest is payable semiannually and the Debentures are redeemable at the option of the Company at set redemption prices from April 1, 1995, which range from 100.63% to 104.38% of principal.

   In 1989, the Company obtained a $14,000,000 long-term mortgage with an unrelated party at an interest rate of 10.5%. Borrowings under this mortgage are collateralized by the Company's facility at 171 South
    Street, Hopkinton, Massachusetts. The mortgage is payable in monthly installments, calculated on a 30 year amortization schedule, with a lump sum payment of approximately $12,835,000 due on April 1, 1999.

   Payments remaining on notes are as follows:

   Fiscal Year                     Amount Payable

     1994                           $1,537,000
     1995                            1,537,000
     1996                            1,537,000
     1997                            1,537,000
     1998                            1,537,000
     Thereafter                     13,296,000
     Total minimum payments         20,981,000
     Less amounts representing
      interest                       7,188,000
     Present value of net payments  13,793,000
     Less current portion              320,000
     Long-term portion             $13,473,000

   The Company has one line of credit, which provides a maximum of $15,000,000, at the bank's prime rate. At
    January 1, 1994 and January 2, 1993, there were no borrowings outstanding against the line. The Company must maintain certain minimum financial ratios including a minimum level of working capital and tangible net worth.

   Another line provided a maximum of $1,000,000, payable on demand, and collateralized by Company assets, which was discontinued during 1993. At January 2, 1993, $645,000 was outstanding against this line with interest accruing at 8.5%.

ITEM 8 continued...

   In January 1989, EMC purchased its premises in Ireland from the Industrial Development Authority (IDA). The purchase price of $1,180,000 was partially financed by an IDA grant of $531,000. EMC Ireland paid a deposit of $65,000 and signed a $584,000 note, payable over 5 years in semi-annual installments. This debt was fully paid at January 1, 1994. In addition to the $531,000 discussed above, the IDA granted the Company an additional $259,000 for improvements to the premises. The total grants of $790,000 are included in long-term obligations and are amortized over a period of 25 years. The total remaining unamortized grants at January 1, 1994 are $571,000, of which $31,000 is current and $540,000 is long-term.

I. Common Stock, Preferred Stock and Stock Options

    Common Stock

     At the Stockholder meetings of the Company in 1993 and 1992, the stockholders approved amendments to the Company's Articles of Organization to increase the number of shares of authorized Common Stock, to 330,000,000 shares.

     The following stock splits were effected in the form of stock dividends in the following amounts and at the following dates: a three-for-two stock split effective November 24, 1992, for stockholders of record on November 9, 1992, a two-for-one stock split effective June 8, 1993, for stockholders of record on May 24, 1993, and a two-for-one stock split effective December 10, 1993, for stockholders of record on November 26, 1993.

     All share and per share data have been restated to reflect these splits.

     Preferred Stock

     At the Special Meeting of Stockholders of the Company on November 17, 1993, the stockholders approved an amendment to the Company's Articles of Organization to authorize a new class of capital stock consisting of 25,000,000 shares of Series Preferred Stock, $.01 par value, which may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of the Company, except as may be required by applicable law or stock exchange rules.

     Stock Options

     The Board of Directors and stockholders adopted the EMC Corporation 1993 Stock Option Plan (the "1993 Plan") to provide qualified incentive stock options and nonqualified stock options to key employees. A total of 6,000,000 shares of Common Stock have been reserved for issuance under this Plan.

ITEM 8 continued...

     Under the terms of the 1993 Plan the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted, the exercise price may be less than the fair market value at the time of grant but not less than par value which is $.01 per share. In general, options become exercisable in equal annual installments over the first five years after the date of grant. As of January 1, 1994 there were no options exercisable. During 1993, 852,000 options were granted at an exercise price of $17.625, and no options were canceled or exercised under the 1993 Plan. Shares available for future options as of January 1, 1994 amounted to 5,148,000.

     The Board of Directors and stockholders adopted the 1985 Stock Option Plan (the "1985 Plan") to provide qualified incentive stock options and nonqualified stock options to key employees. At the Annual Meeting of the Company on May 13, 1992, the stockholders approved an amendment to the 1985 Plan to increase the number of shares available for grant to 36,000,000 from 27,000,000.

     Under the terms of the 1985 Plan the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted, the exercise price may be less than the fair market value at the time of grant but no less than par value which is $.01 per share. In general, options become exercisable in equal annual installments over the first five years after the date of grant. As of January 1, 1994 and January 2, 1993, options exercisable approximated 3,648,000 and 4,436,000, respectively. There were no shares available for future options as of January 1, 1994. Activity under the 1985 Plan for the three years ended January 1, 1994 is as follows:

ITEM 8 continued
                              Number of          Exercise
                                Shares             Price

   Balance at 12/29/90        13,905,312     $.06 - 2.17
   Granted in 1991             5,748,752      .06 - 1.98
   Canceled in 1991           (2,387,880)     .58 - 1.98
   Exercised in 1991          (2,033,672)     .06 - 1.56
   Balance at 12/28/91        15,232,512      .06 - 2.17
   Granted in 1992             8,595,600     1.42 - 3.71
   Canceled in 1992             (948,900)     .58 - 3.71
   Exercised in 1992          (2,838,072)     .58 - 1.98
   Balance at 1/2/93          20,041,140      .06 - 3.71
   Granted in 1993             3,537,200      6.47-17.63
   Canceled in 1993             (331,000)     .58 -12.44
   Exercised in 1993          (5,448,069)     .06 - 3.71
   Balance at 1/1/94          17,799,271     $.06 -17.63

   On July 17, 1992, certain executive officers of the Company were granted non-qualified options to purchase an aggregate of 3,900,000 shares of common stock under the Company's 1985 Stock Option Plan at per share prices ranging from $1.43 to $2.43. These prices represent 50% to 85% of the per share fair market value at the date of grant. The discount from fair market value has been recorded as deferred compensation and is being charged to earnings over the five year vesting period of the options.

   Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the market value exceeds the option price at the date the options are exercised.

   On January 31, 1989, the Board of Directors adopted the 1989
    Employee Stock Purchase Plan (the "1989 Plan") which was approved and adopted by the shareholders of the Company on May 10, 1989. Under the 1989 Plan, eligible employees of the Company are given the option to purchase shares of common stock at 85% of fair market value by means of payroll deductions. At the Annual Meeting of the Company on May 12, 1993 the stockholders approved an amendment to the 1989 Plan to increase the number of shares available from 2,700,000 to 3,900,000. Options are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. The purchase price for shares is the lower of 85% of the fair market value of the stock at the time of grant or 85% of said value at the time of exercise. In 1993, 190,492 shares were exercised at $5.05 per share and 152,679 shares were exercised at $9.19 per share. In 1992, 292,088 shares were exercised at $1.47 per share, 290,436 shares were exercised at $1.79 per share and 248,396 shares were exercised at $2.55 per share. In 1991, 235,164 shares were exercised at $.80 per share and 347,436 shares were exercised at $1.13 per share.
                                   46.

ITEM 8 continued...

   At the Annual Meeting of the Company on May 12, 1992, the stockholders adopted the 1992 EMC Corporation Stock Option
    Plan for Directors (the "Directors Plan").

   A total of 1,800,000 shares of Common Stock have been reserved for issuance under the Directors Plan which is administered by the Executive Stock Option and Compensation Committee (the "Committee") of the Board of Directors. The exercise price for each option granted under the Directors Plan will be at a price per share determined by the Committee at the time the option is granted, which price shall not be less than 50% of the fair market value per share of Common Stock on the date of grant. Options will be exercisable in increments of 20% for the shares covered thereby on each of the first through fifth anniversaries of the grant.

   On May 12, 1993, a director was granted options to purchase
    160,000 shares of Common Stock at a per share price of $8.25, which represents 100% of the per share fair market value at the date of grant. On May 12, 1992, a director was granted options to purchase 240,000 shares of Common Stock at a per share price of $1.26, which represents 50% of the per share fair market value at the date of grant. The discount from fair market value has been recorded as deferred compensation and is being amortized to earnings over the five year vesting period of the options. In 1993, options to purchase 48,000 shares were exercised at $1.26 per share. All stock option plans and the employee stock purchase plan are administered by the Compensation Committee.

J. Litigation

   On June 10, 1993, Storage Technology Corporation,
   ("STK") filed suit against EMC in the United States
   District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorney's fees and costs.
   On July 20, 1993, EMC answered the complaint and denied
   STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. In the counterclaim, EMC seeks unspecified damages, attorney's fees, costs and interest. Discovery in the matter is currently in process. A scheduling order has been entered and a trial date has been set for October 1994.

   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 8 continued...

K. Off-Balance-Sheet Risk and Concentrations of Credit Risk

   Off-Balance-Sheet Risk

    The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Company does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The maximum amount of foreign currency contracts outstanding during 1993 and 1992 was $53,390,000 and $31,072,000, respectively. At
    January 1, 1994 and January 2, 1993, the Company had
    $50,354,000 and $19,243,000 of foreign exchange
    contracts outstanding, respectively.

   Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, long-term investments and trade and notes receivables. The
    Company places its temporary cash investments and long-term investments with high credit quality financial institutions and limits the amount of investment with any one financial institution.

   The credit risk associated with trade receivables is minimal due to the large number of customers and their broad dispersion over many different industries and geographic areas. During 1993, no single customer accounted for greater than 10% of the Company's revenues. During 1992, one customer accounted for 13% of the Company's revenues.

L. Segment Information

   The Company is active in only one business segment:
    designing, manufacturing and marketing high performance storage products. Information by geographic area is presented below with revenue derived from exports shown in their area of origin. Sales and marketing operations outside the United States are primarily conducted through sales subsidiaries and branches located principally in Europe and by direct sales from the parent corporation or its Irish manufacturing subsidiary. The United States market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

ITEM 8 continued...

   Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.
    (in thousands)
                        Europe,
             North/     Middle-                          Consol-
             South      East,       Asia      Elimi-     idated
             America    Africa      Pacific   nations    Total
1993
Sales        $526,771   $251,363    $4,487    $   ---    $782,621
Transfers
 between
 areas        100,237     83,726       ---    (183,963)       ---
Total sales   627,008    335,089     4,487    (183,963)   782,621
Income
 (loss) from
 operations   107,512     70,324      (990)      3,582    180,428
Identifiable
 assets at
 year end     684,576    192,682     2,383     (49,995)   829,646

1992
Sales        $263,465   $111,117   $11,124     $   ---   $385,706
Transfers
 between
 areas         83,813     36,303       ---     (120,116)      ---
Total sales   347,278    147,420    11,124     (120,116)  385,706
Income from
 operations    34,915     25,008     1,255      (12,603)   48,575
Identifiable
 assets at
 year end     252,308     98,232     4,309      (16,069)  338,780

1991
Sales        $200,008    $51,411    $8,918      $   ---  $260,337
Transfers
 between
 areas         35,946     15,036       ---      (50,982)      ---
Total sales   235,954     66,447     8,918      (50,982)  260,337
Income
 (loss) from
 operations    22,798     (6,406)     (531)       4,517    20,378
Identifiable
 assets at
 year end     164,096     41,608     4,166       (4,367)  205,503

ITEM 8 continued...

M. Selected Quarterly Financial Data (unaudited)
   (amounts in thousands except share amounts)

   Fiscal Year 1993     Q1 1993   Q2 1993   Q3 1993    Q4 1993

   Net Sales           $138,773  $179,542  $215,747   $248,559
   Gross Profit          66,480    88,996   113,723    132,667
   Net Income            14,913    26,888    38,487     46,834
   Net income per share,
     (fully diluted)      $0.08     $0.13     $0.18      $0.21


   Fiscal Year 1992     Q1 1992   Q2 1992   Q3 1992    Q4 1992

   Net Sales            $74,556   $90,208  $103,105   $117,837
   Gross Profit          34,741    40,432    47,251     56,003
   Net Income             5,277     6,443     7,351     10,437
   Net income per share,
     (fully diluted)      $0.03     $0.04     $0.04      $0.06

   Earnings per share data has been adjusted to reflect all prior stock splits and pooling of interests.

N. Subsequent Events

   In January 1994, the Company acquired the majority interest in Copernique S.A. ("Copernique") formerly held by Cap Gemini Sogeti S.A. Copernique, located near
   Paris, France, specializes in high-performance data management hardware and software systems. The Company believes that this acquisition will enable the Company to extend its offerings in the field of distributed
   Information Technology systems and to strengthen its European presence.

   In January 1994, the Company jointly formed a company in Japan with its existing Japanese distributor, in which the Company holds a majority interest. Through this entity, the Company will acquire a direct salesforce in Japan, which it then plans to further expand.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

     None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended January 1, 1994. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)
1.   Financial Statements

     The financial statements listed in the accompanying
     Index to Consolidated Financial Statements and Schedules on page 58 are filed as part of this report.

2.   Schedules

     The schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page
     59 are filed as part of this report.

3.   Exhibits

     See Index to Exhibits pages 60 through 62 of this report.

     The exhibits are filed with or incorporated by reference in this report.

(b) On November 19, 1993, the registrant filed a report (Date of Report: November 19, 1993) on Form 8-K reporting, under Item 5, the increase in authorized common stock, authorization of a new class of preferred stock, the intent to proceed with the previously announced stock split and the intention to file a registration statement for an offering of convertible subordinated notes. In this report, the registrant also filed the following consolidated financial statements giving effect to the acquisition of Magna Computer Corporation and Epoch Systems, Inc. accounted for as poolings of interests:

  i.  Consolidated Balance Sheets as of January 2, 1993 and
      December 28, 1991;

  ii. Consolidated Statements of Income for the Three
      Years in the period ended January 2, 1993;

  iii.Consolidated Statements of Stockholders' Equity for the Three Years in the period ended January 2, 1993;

  iv. Consolidated Statements of Cash Flows for the Three
      Years in the period ended January 2, 1993;

  v.  Notes to Consolidated Financial Statements; and

  vi. Report of Independent Accountants.

On December 29, 1993, the registrant filed a report (Date of
Report: December 29, 1993) on Form 8-K filing, under Item 7, the following Exhibits related to the offering in December 1993 of the 4 1/4% Convertible Subordinated Notes due 2001:

     i. Underwriting Agreement dated December 10, 1993 by and between EMC Corporation, Smith Barney Shearson Inc.,
         Alex Brown & Sons Incorporated and Merrill Lynch,
         Pierce, Fenner & Smith Incorporated.

     ii. Indenture dated as of December 17, 1993 between EMC Corporation and State Street Bank and Trust
         Company, as Trustee.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1994.




                              EMC CORPORATION

                              By:  Richard J. Egan
                                   Richard J. Egan
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated as of March 23, 1994.

Signature                          Title

Richard J. Egan                    Chairman of the Board
Richard J. Egan                    (Principal Executive Officer)
                                   and Director

Michael C. Ruettgers               President and Chief Executive
Michael C. Ruettgers               Officer and Director

W. Paul Fitzgerald                 Senior Vice President,
W. Paul Fitzgerald                 Finance and Administration,
                                   Chief Financial Officer
                                   (Principal Financial Officer),
                                   Treasurer and Director

John R. Egan                       Executive Vice President
John R. Egan                       Sales and Marketing and Director

Colin G. Patteson                  Vice President and Controller
Colin G. Patteson                  (Principal Accounting Officer)

Michael J. Cronin                  Director
Michael J. Cronin

John F. Cunningham                 Director
John F. Cunningham

Maureen E. Egan                    Director
Maureen E. Egan

Joseph F. Oliveri                  Director
Joseph F. Oliveri
                                   56.

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and the Board of Directors of EMC Corporation:



     In connection with our audits of the consolidated financial statements of EMC Corporation as of January 1, 1994 and January 2, 1993 and for each of the three years in the period ended January 1, 1994, which financial statements and reports are included herein, we have also audited the related financial statement schedules listed in Item 14 herein.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                              COOPERS & LYBRAND

Boston, Massachusetts
February 1, 1994

              EMC CORPORATION AND SUBSIDIARIES
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
     COVERED BY REPORTS OF CERTIFIED PUBLIC ACCOUNTANTS


                                        Form 10-K


Consolidated Balance Sheets at
January 1, 1994 and January 2, 1993         p. 27


Consolidated Statements of  Operations
for the years ended January 1, 1994,
January 2, 1993 and December 28, 1991         p. 28


Consolidated Statements of Cash Flows for
the years ended January 1, 1994,
January 2, 1993 and December 28, 1991         p. 29


Consolidated Statements of Stockholders'
Equity for the years ended January 1, 1994,
January 2, 1993 and December 28, 1991         p. 30


Notes to Consolidated Financial Statements    p.p. 31 - 50


Report of Independent Accountants             p.p. 26 and 57

                         Form 10-K

Schedules:

     Schedule V - Property              Page S-1
     Plant and Equipment

     Schedule VI - Accumulated          Page S-2
     Depreciation - Property,
     Plant and Equipment

     Schedule VIII - Valuation          Page S-3
     and Qualifying Accounts

     Schedule IX - Short                Page S-4
     Term Borrowings

     Schedule X - Supplementary         Page S-5
     Income Statement Information

     Report of Independent
     Accountants on Financial
     Statement  Schedules


 Note:     All other financial statement schedules are omitted
 because they are not applicable or the required information is included in the financial statements or notes thereto.

The exhibits listed below are filed with or incorporated by
                  reference in this report.

3.1  Articles of Organization of EMC Corporation <F3>

3.2  Articles of Amendment filed February 26, 1986 <F3>

3.3  Articles of Amendment filed April 2, 1986 <F3>

3.4  Articles of Amendment filed May 13, 1987 <F4>

3.5  Articles of Amendment filed June 19, 1992 <F5>

3.6  Articles of Amendment filed May 12, 1993 <F6>

3.7  Articles of Amendment filed November 12, 1993 <F7>

3.8  By-laws of EMC Corporation, as amended on October 16, 1992 <F5>

4.1  Form of Stock Certificate <F8>

4.2 Indenture, dated as of March 25, 1992 between EMC Corporation and State Street Bank and Trust Company, Trustee <F9>

4.3  Indenture, dated as of December 17, 1993 between EMC
     Corporation and State Street Bank and Trust Company, Trustee <F10>

4.4  Form of 6 1/4% Convertible Subordinated Debenture Due 2002 <F9>

4.5  Form of 4 1/4% Convertible Subordinated Note Due 2001 <F11>

10.1 EMC Corporation 1985 Stock Option Plan, as amended <F5>

10.2 EMC Corporation 1989 Employee Stock Purchase Plan, as amended <F5>

10.3 EMC Corporation 1992 Stock Option Plan for Directors <F12>

10.4 EMC Corporation 1993 Stock Option Plan <F13>

10.5 EMC Corporation Profit-Sharing Plan <F3>

10.6 Mortgage Agreement with and Note Payable to John Hancock
     Mutual Life Insurance Company  <F3>

10.7 Loan and Credit Agreement dated December 10, 1991 between EMC Corporation and Shawmut Bank, N.A. <F14>

10.8 Agreement between EMC Corporation and Unisys
     Corporation dated January 15, 1992 <F12>
                                   60.

10.9 Amendment No. 1 to Agreement between EMC Corporation and Unisys Corporation dated March 10, 1992 <F5>

11.1 Computation of net income (loss) per share (filed herewith)

22.1 Subsidiaries of Registrant (filed herewith)

23.1 Consent of Independent Accountants (filed herewith)

<F3> Incorporated herein by reference to the Company's
     Registration Statement on Form S-1 (No. 33-3656)

<F4> Incorporated herein by reference to the Company's
     Registration Statement on Form S-1 (No. 33-17218).

<F5> Incorporated herein from Annual Report on Form 10-K of
     EMC Corporation filed February 12, 1993.

<F6> Incorporated herein by reference to the Company's
     Registration Statement on Form S-1 (No. 33-67224).

<F7> Incorporated herein from Current Report on Form 8-K of
     EMC Corporation filed November 19, 1993.

<F8> Incorporated herein from Annual Report on Form 10-K of
     EMC Corporation filed March 31, 1988.

<F9> Incorporated herein by reference to the Company's
     Registration Statement on Form S-3 (No. 33-46075).

<F10>Incorporated herein from Current Report on Form 8-K of
     EMC Corporation filed December 29, 1993.

<F11>Incorporated herein by reference to the Company's
     Registration Statement on Form S-3 (No. 33-71916).

<F12>Incorporated herein from Annual Report on Form 10-K of
     EMC Corporation filed February 28, 1992.

<F13>Incorporated herein by reference to the Company's
     Registration Statement on Form S-8 (No. 33-54860).

<F14>Incorporated herein by reference to the Company's
     Registration Statement on Form S-8 (No. 33-71598).

              EMC CORPORATION AND SUBSIDIARIES
         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                Balance at                                   Balance at
                Beginning   Additions              Other     End of
                of Period   at Cost   Retirements  Changes   Period

Year Ended 12/28/91
Furniture &
 Fixtures    $ 4,087,000  $  165,000  $  (77,000)  $  -0-  $  4,175,000
Equipment     36,609,000  18,322,000  (2,414,000)     -0-    52,517,000
Vehicles       1,169,000     428,000    (246,000)     -0-     1,351,000
Buildings &
 Improvements 23,074,000   1,405,000    (149,000)     -0-    24,330,000
Land           1,520,000         -0-          -0-     -0-     1,520,000
Construction
 in Progress     121,000         -0-          -0-  (45,000)      76,000
             $66,580,000 $20,320,000 $(2,886,000) $(45,000) $83,969,000

Year Ended 1/2/93
Furniture &
 Fixtures    $ 4,175,000 $   776,000 $   (41,000) $   -0-   $ 4,910,000
Equipment     52,517,000  24,052,000  (5,660,000)     -0-    70,909,000
Vehicles       1,351,000     639,000    (329,000)     -0-     1,661,000
Buildings &
 Improvements 24,330,000   3,258,000     (21,000)     -0-    27,567,000
Land           1,520,000     350,000          -0-     -0-     1,870,000
Construction
 in Progress      76,000     685,000          -0-     -0-       761,000
             $83,969,000 $29,760,000 $(6,051,000) $   -0-  $107,678,000

Note: The 1991 balance of equipment is restated to include balance and activity of equipment leased to others, which is included in equipment in 1992.

Note: Information for the year ended January 1, 1994 is omitted because the net property plant and equipment of the Company accounted for less than 25% of total assets at January 1, 1994 and January 2, 1993.

              EMC CORPORATION AND SUBSIDIARIES
          SCHEDULE VI - ACCUMULATED DEPRECIATION -
                PROPERTY, PLANT AND EQUIPMENT

               Balance at                                 Balance at
               Beginning                         Other    End of
               of Period  Additions  Retirements Changes  Period

Year Ended 12/28/91
Furniture &
 Fixtures   $ 1,801,000  $  530,000  $  (163,000)  $ -0-  $ 2,168,000
Equipment    12,626,000   5,781,000     (699,000)    -0-   17,708,000
Vehicles        487,000     265,000     (235,000)    -0-      517,000
Buildings &
 Improvements 2,921,000   1,936,000      (32,000)    -0-    4,825,000
Land                -0-         -0-          -0-     -0-          -0-
Construction
 in Progress        -0-         -0-          -0-     -0-          -0-
            $17,835,000  $8,512,000  $(1,129,000)  $ -0-  $25,218,000

Year Ended 1/2/93
Furniture &
Fixtures    $ 2,168,000  $  481,000  $   (23,000)  $ -0-  $ 2,626,000
Equipment    17,708,000  13,980,000   (2,548,000)    -0-   29,140,000
Vehicles        517,000     261,000     (143,000)    -0-      635,000
Buildings &
 Improvements 4,825,000   1,454,000      (41,000)    -0-    6,238,000
Land                -0-         -0-          -0-     -0-          -0-
Construction
 in Progress        -0-         -0-          -0-     -0-          -0-
            $25,218,000 $16,176,000 $(2,755,000)   $ -0-  $38,639,000

             EMC CORPORATION AND SUBSIDIARIES
          SCHEDULE VI - ACCUMULATED DEPRECIATION -
                PROPERTY, PLANT AND EQUIPMENT
                       (continued)


Depreciation is computed on a straight line basis over the estimated useful lives of the assets as follows:

                            Furniture             7 years
                            Equipment           3-7 years
                            Vehicles              5 years
                            Improvements          5 years
                            Buildings   25 - 31 1/2 years

Note: The 1991 balance of equipment is restated to include the balance and activity of equipment leased to others, which is included in equipment in 1992.

Note: Information for the year ended January 1, 1994 is omitted because the net property plant and equipment of the Company accounted for less than 25% of total assets at January 1, 1994 and January 2, 1993.

              EMC CORPORATION AND SUBSIDIARIES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                Balance at  Charged to  Charged             Balance at
                Beginning   Costs and   to Other   Deduc-   End of
Description     of Period   Expenses    Accounts   tions    Period

Year ended
 January 1,1994
 Allowance for
 doubtful
 accounts      $2,915,000  $2,699,000   $-0-    $(352,000)  $5,262,000

Year ended
 January 2,1993
 Allowance for
 doubtful
 accounts      $2,892,000    $488,000   $-0-    $(465,000)  $2,915,000

Year ended
 December 28,1991
 Allowance for
 doubtful
 accounts      $1,047,000  $2,152,000   $-0-    $(307,000)  $2,892,000

              EMC CORPORATION AND SUBSIDIARIES
             SCHEDULE IX - SHORT TERM BORROWINGS


                                                   Average     Weighted
                             Interest  Maximum     Amount      Average
                   Balance   Rate      Outstanding Outstanding Interest
                   at End    at End    During      During      Rate for
                   of Year   of Year   Year        Year (a)    Year (a)

Year ended
January 1, 1994
Line of Credit
- - Bank
 EMC Corporation  $       0     N/A      $      0    $      0     N/A
 Magna                    0     N/A       545,000     131,000     8.4%

Year ended
January 2, 1993
Line of Credit
- - Bank
 EMC Corporation  $       0     N/A   $5,000,000    $ 26,954     6.5%
 Magna              645,000     8.5%     695,000     515,000     8.0%

Year ended
December 28, 1991
Line of Credit
- - Bank
 EMC Corporation $5,000,000     6.5%  $5,000,000    $103,763     7.1%
 Magna              470,000     9.0%     470,000     333,000     9.6%


(a)The average amount outstanding and weighted average interest rate during the year are based on the average daily balances outstanding.

              EMC CORPORATION AND SUBSIDIARIES
   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                          1991          1992          1993

Advertising Costs   $3,857,000    $4,964,000    $9,555,000

                       EMC CORPORATION

EXHIBIT 11.1  Computation of Primary and Fully Diluted Net Income Per Share
                                       1993         1992         1991
PRIMARY
Net income (in thousands)          $127,122      $29,508      $11,409

Add back interest expense
 on convertible notes                   373          ---          ---
Less tax effect on interest
 expense on convertible notes          (149)         ---          ---

Net income for purpose of
 calculating primary net
 income per share                  $127,346      $29,508      $11,409

Weighted average shares
 outstanding during the period  180,204,169  162,308,044  159,184,880

Common equivalent shares         16,281,991    9,643,652    5,229,936

Common and common equivalent
 shares outstanding for purpose
 of calculating primary net
 income per share               196,486,160  171,951,696  164,414,816

Primary net income per share          $0.65        $0.17        $0.07

FULLY DILUTED
Net income (in thousands)          $127,122      $29,508      $11,409

Add back interest expense on
 convertible debt and notes           4,097        2,853          ---
Less tax effect on interest
 expense on convertible debt
 and notes                           (1,601)      (1,085)         ---

Net income for purpose of
 calculating fully diluted
 net income per share               $129,618      $31,276      $11,409

Common and common equivalent
 shares outstanding for purpose
 of calculating primary net
 income per share               196,486,160  171,951,696  164,414,816

Incremental shares to reflect
 full dilution                   20,738,566   18,596,284    1,805,316

Total shares for purpose of
 calculating fully diluted net
 income per share               217,224,726  190,547,980  166,220,132

Fully diluted net income per
 share (Note A in footnotes)          $0.60        $0.16        $0.07

Note: Prior year earnings per share and weighted average shares have been restated to reflect the December 1993 2 for 1 stock split, the June 1993 2 for 1 stock split and the November 1992 3 for 2 stock split.
                                   69.

          EXHIBIT 22.1 - SUBSIDIARIES OF REGISTRANT

The following is a list of the Corporation's consolidated subsidiaries as of March 15, 1994.  The Corporation owns, directly or indirectly,
100% of the voting securities of each subsidiary, unless noted otherwise.
                                                 STATE OR
                                                 JURISDICTION OF
NAME                                             ORGANIZATION

Copernique, S.A. <F15>                            France

EMC Caribe, Inc.                                  Delaware

EMC Computer Storage Systems (Israel) Ltd.        Israel

EMC Computer Systems AG                           Switzerland

EMC Computer Systems France Sarl                  France

EMC Computer Systems (H.K.) Limited               Hong Kong

EMC Computer Systems Italy SPA                    Italy

EMC Computer Systems (Japan) K.K. <F16>           Japan

EMC Computer Systems (U.K.) Limited               United Kingdom

EMC (Benelux) B.V.                                Holland

EMC Computer-Systems Deutschland GMBH             Germany

EMC Computer-Systems Svenska AB                   Sweden

EMC International Holdings, Inc.                  Delaware

EMC Securities Corporation                        Massachusetts

EMC System Peripherals Canada, Inc.               Canada

Epoch Systems, Inc.                               Delaware

Magna Computer Corporation                        Delaware

<F15> Majority owned by EMC (Benelux) B.V., the remainder owned by
      Compagnie des Machines Bull, S.A., and not including certain directors' qualifying shares.
<F16> Majority owned by EMC Corporation, the remainder owned by
      CLC Corporation.
                                   70.

     EXHIBIT 23.1 - CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the Registration Statements of EMC Corporation on Form S-8 (File Nos. 33-71262 and 33-71598) of our reports dated February 1, 1994, on our audits of the consolidated financial statements and financial statement schedules of EMC Corporation as of January 1, 1994 and January 2, 1993 and for the years ended January 1, 1994, January 2, 1993 and December 28, 1991 which reports are included in this Annual Report on Form 10-K.




                              COOPERS & LYBRAND

Boston, Massachusetts
March 21, 1994