Form 10-Q
period 1994-04-02
EMC CORP
filed 1994-05-17
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:    April  2,  1994      Commission File
Number  1-9853

                       EMC CORPORATION
 ------------------------------------------------------------------

   (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
    ---------------------------                -------------

(State or other jurisdiction of                (I.R.S. Employer
 organization or incorporation)                 Identification Number)


                      171 South Street
            Hopkinton, Massachusetts  01748-9103
- -------------------------------------------------------------------

(Address of principal executive offices, including zip code)

                       (508) 435-1000
     --------------------------------------------------
    (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                NO ________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share    189,271,554
- --------------------------------------    -----------------
         Class                            Outstanding as of  April  2, 1994

                             -2-
                       EMC CORPORATION




                                              Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      April  2, 1994  and  January 1, 1994              3

    Consolidated Comparative Statements of Operations
      for the Three Months Ended
      April  2, 1994  and  April  3, 1993               4

    Consolidated Statements of Cash Flows
      for the Three Months Ended  April  2, 1994
      and  April 3, 1993                                5

    Notes to Interim Consolidated Financial Statements  6 - 8

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations     9 - 13

Part II - Other Information                             14

Signatures                                              15

Exhibit Index                                           16

                             -3-
                       EMC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         (amounts in thousands except share amounts)

                                                  April 2,       January 1,
ASSETS                                              1994           1994

Current assets:
   Cash and cash equivalents                        $231,600     $345,300
   Trade and notes receivable less allowance for
    doubtful accounts of $6,323 and $5,262,
    respectively                                     205,184      157,225
   Inventories                                       144,763      118,263
   Deferred income taxes                              27,222       24,199
   Other assets                                        8,873        5,023
Total current assets                                 617,642      650,010

Long-term investments, at cost                       168,030       50,392
Notes receivable, net                                 19,905       21,808
Property, plant and equipment, net                   111,889       96,480
Deferred income taxes                                  2,881        2,761
Other assets, net                                     19,363        8,195

      Total assets                                  $939,710     $829,646

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations           $1,209       $1,262
   Accounts payable                                   61,507       44,179
   Accrued expenses                                   62,152       59,755
   Income taxes payable                               26,471       20,892
   Deferred revenue                                    6,985        7,046
Total current liabilities                            158,324      133,134

Deferred revenue                                       3,393        3,389
Long-term obligations:
   4 1/4% Convertible Subordinated Notes due 2001    229,600      200,000
   6 1/4% Convertible Sub. Debentures due 2002        58,907       59,260
   Notes payable                                      15,326       14,013
   Capital lease obligations                             532          756
Minority interest in consolidated subsidiaries         1,081           --

Total  liabilities                                   467,163      410,552

Stockholders' equity:
   Series Preferred Stock, par value $.01;
     authorized 25,000,000 shares                        ---          ---
   Common Stock, par value $.01; authorized
      330,000,000 shares; issued 191,879,550
      and 189,936,120, respectively;
      outstanding 189,271,554 and 187,328,124,
      respectively                                     1,919        1,899
   Additional paid-in capital                        230,580      226,668
   Deferred compensation                              (3,303)      (3,552)
   Retained earnings                                 241,885      193,045
   Cumulative translation adjustment                   1,969        1,537
   Treasury stock, at cost, 2,607,996 shares            (503)        (503)

Total stockholders' equity                           472,547      419,094

      Total liabilities and stockholders' equity    $939,710     $829,646

The accompanying notes are an integral part of the consolidated financial statements.

                             -4-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
       (amounts in thousands except per share amounts)
                         (unaudited)

                                Three Months Ended
                              April               April
                             2, 1994            3, 1993

Revenues:

 Net sales                  $257,720           $132,853
 Service and rental            9,338              5,920
                             267,058            138,773
Cost and expenses:

 Cost of sales and service   124,407             72,293
 Research and development     22,348             11,412
 Selling, general and
     administrative           51,604             32,840

Operating income              68,699             22,228

Investment income              4,979              1,204
Interest expense              (3,802)            (1,424)
Other expense, net              (608)              (981)

Income before taxes           69,268             21,027

Income tax provision          20,428              6,114

Net income                   $48,840            $14,913

Net income per weighted
  average share,
  primary                      $0.23              $0.08

Net income per weighted
  average share,
  fully diluted                $0.22              $0.08

Weighted average number of
  common shares outstanding,
  primary                    214,242            182,816

Weighted average number of
  common shares outstanding,
  fully diluted              233,730            202,381


The accompanying notes are an integral part of the consolidated financial statements.

                             -5-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands)
                         (unaudited)

                                                For the Three Months Ended
                                                   April      April
                                                  2, 1994    3, 1993
Cash flows from operating activities:
   Net income                                     $48,840    $14,913
   Adjustments to reconcile net income
     to net cash provided  by operating
     activities:
       Depreciation and amortization                7,034      4,736
       Deferred income taxes                       (2,062)       ---
       Loss on disposal of property and equipment     146        687

       Changes in assets and liabilities:
        Trade and notes receivable                (46,137)   (10,852)
        Inventories                               (26,570)    (3,664)
        Other assets                              (15,137)      (143)
        Accounts payable                           17,341     (6,108)
        Accrued expenses                            2,420      1,332
        Income taxes payable                        5,579     (1,792)
        Deferred revenue                              (59)      (133)
          Total adjustments                       (57,445)   (15,937)

          Net cash used by operating activities    (8,605)    (1,024)

Cash flows from investing activities:
   Additions to property and equipment, net       (22,193)    (6,879)
   Proceeds from sale of property and equipment       ---         57
   Purchase of long-term investments             (117,638)    (7,662)

          Net cash used by investing activities  (139,831)   (14,484)

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs  4,181    100,911
   Issuance (conversion) of 6 1/4% convertible
     subordinated debentures due 2002, net
     of issuance costs                              (353)       (83)
   Issuance of 4 1/4% convertible subordinated
     notes due 2001, net of issuance costs        29,350        ---
   Payment of long-term and short-term obligations  (312)    (1,165)
   Issuance of long-term and short-term obligations1,352        ---

        Net cash provided by financing activities 34,218     99,663

Effect of exchange rate changes on cash              518        199

Net increase (decrease) in cash
  and cash equivalents                          (114,218)    84,155

Cash and cash equivalents at beginning
  of period                                      345,300     62,103

Cash and cash equivalents at end of period      $231,600   $146,457

The accompanying notes are an integral part of the consolidated financial statements.

                             -6-
                       EMC CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Accounting

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC Corporation ("EMC" or the "Company") and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended April 2, 1994 and April 3, 1993.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended January 1, 1994, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 1994.

Restatement  for  Pooling  of  Interests

On August 31, 1993, EMC acquired, in separate transactions, Epoch Systems Inc. ("Epoch") of Westborough, Massachusetts and Magna Computer Corporation ("Magna") of Salem, New Hampshire. Epoch designs, manufactures, markets and supports high performance client/server data management software. Magna manufactures and markets IBM compatible AS/400 tape products. Each of these acquisitions has been accounted for as a "pooling of interests" for accounting purposes, and accordingly all periods prior to the acquisition have been restated to include the results of Epoch and Magna. Epoch and Magna are now wholly-owned subsidiaries of EMC.

Restatement  for  Stock  Splits

All share data in this document has been adjusted for all stock splits.

Acquisitions and Subsidiaries

Minority interest in consolidated subsidiaries represents the minority shareowners' proportionate share of the equity of EMC Japan K.K. ("EMC Japan") and Copernique, S.A. ("Copernique"). At April 2, 1994 the Company owned a 60% interest in EMC Japan and a 93% interest in Copernique.

During the first quarter of 1994, the Company acquired certain assets of Colorado-based Array Technology Corporation ("Array"), which specializes in RAID ("Redundant Arrays of Inexpensive Disks") technology, and a majority interest in Copernique, which specializes in high performance data management hardware and software systems. At April 2, 1994, Other assets, non-current included $7,272,000 of patents acquired in the purchase of Array. These assets are being amortized over 5 years.

                             -7-
                       EMC CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

Inventories consist of:       April 2, 1994   January 1, 1994

Purchased parts               $  11,746,000      $ 17,319,000
Work-in-process                  76,916,000        46,348,000
Finished goods                   56,101,000        54,596,000
                               $144,763,000      $118,263,000


3.Property, Plant and Equipment

Property, plant and equipment
consist of:                   April 2, 1994    January 1, 1994

Furniture and fixtures        $   5,149,000     $   4,278,000
Equipment                       128,663,000       102,670,000
Vehicles                            975,000           923,000
Buildings and improvements       31,443,000        29,864,000
Land                              1,870,000         1,870,000
Construction in progress          5,440,000         4,891,000
                                173,540,000       144,496,000
Accumulated depreciation
  and amortization              (61,651,000)      (48,016,000)
                              $ 111,889,000       $96,480,000


4. Long-Term Investments

The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity
Securities" at the beginning of 1994. The Company has investments primarily in corporate, foreign and government-backed bonds and notes, in the following amounts: corporate $114,397,000, foreign $30,000,000 and government-backed $23,633,000. Currently, the Company intends and is able to hold these investments to maturity. Accordingly, investments are reported at amortized cost, which approximates market value. Approximately $165,947,000 will mature within five years, and $2,083,000 will mature in more than five years.


5. Long-term Obligations

In December 1993, the Company issued $200,000,000 of 4 1/4% convertible subordinated notes due 2001 (the "Notes"). The Notes are generally convertible into shares of Common Stock of the Company at a conversion price of $19.84 per share, subject to adjustment in certain events. Interest is payable semi-annually and the Notes are redeemable at the option of the Company at set redemption prices
(which range from 100.61% to 102.43% of principal), plus accrued interest, commencing January 1, 1997. In January 1994, the Company issued an additional $29,600,000 of Notes in accordance with overallotment provisions of this offering.

                             -8-
                       EMC CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Convertible Subordinated Debentures

In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the "Debentures"). The Debentures are generally convertible at the option of the holder at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events.
Since their issuance, $1,093,000 of Debentures have been converted into Common Stock. The Debentures are redeemable at the option of the Company at set redemption prices (which range from 100.63% to 104.38% of principal), from April 1, 1995 forward.


6. Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding for the three months ended April 2, 1994 considers the dilutive effect of the Notes. Fully diluted weighted average shares outstanding for the three months ended April 2, 1994 and April 3, 1993 considers the dilutive effects of the Debentures.


7. Other Contingencies

On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorneys' fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. In the counterclaim, EMC seeks unspecified damages, attorneys' fees, costs and interest. Discovery in the matter is currently in process. A scheduling order has been entered and a trial date has been set for October 1994.
On April 27, 1994, EMC filed a motion for partial summary judgement on the Dodd patents (U.S. Patent Nos. 4,468,730 and 4,536,836). On May 11, 1994,
EMC filed a motion for partial summary judgement on the third patent in the litigation, the White patent (U.S. Patent No. 4,467,421).

EMC is involved in other litigation which it considers routine and incidental to its business. Management does not expect the results of these actions to have a material adverse effect on EMC's business or financial condition.


8. Subsequent Events

At the Annual Meeting held May 11, 1994, the Company's stockholders elected two Class I members to the Board of Directors for a three-year term.

                             -9-
                       EMC CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - First Quarter of 1994
                        compared to First Quarter of 1993
- ----------------------------------------------------------------------

Revenues

Revenues for the quarter ended April 2, 1994 were $267,058,000 compared to $138,773,000 for the first quarter of 1993, an increase of $128,285,000 or 92%. Revenues from net sales increased by $124,867,000, or 94%, while revenue from service and rental income increased by $3,418,000, or 58%, over the same period in 1993. While the Company expects revenue to continue to grow in its markets throughout 1994, such growth may not, on a percentage basis, continue at the levels experienced in the first quarter of 1994.

The increase in net sales was due primarily to the continued strong demand for the Company's Symmetrix and Harmonix series of Integrated Cached Disk Array ("ICDA") based products. Revenues from the Symmetrix series of products in the IBM Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull") mainframe markets increased by $110,785,000 or 110%, from $101,152,000 in the first quarter of 1993 to $211,937,000 in the first quarter of 1994. Revenues from the Harmonix series of IBM compatible midrange disk products, increased by $12,107,000 or 63%, from $19,233,000 in the first quarter of 1993 to $31,340,000 in the first quarter of 1994. In the first quarter of 1994, the Company generated approximately 94% of its product revenues from sales of ICDA-based products versus approximately 91% in the same period a year ago. It is expected that revenues from ICDA-based products for the mainframe and midrange storage markets will remain a major component of the Company's revenues throughout 1994.

Revenues on sales into the markets in North and South America increased by $92,811,000 or 112%, from $82,971,000 in the first quarter of 1993 to $175,782,000 in the first quarter of 1994. This increase was due primarily to increased unit sales of the Symmetrix 5500 series of products sold in the IBM mainframe storage market, from which revenues were approximately $88,000,000 in the first quarter of 1994 versus $15,000,000 in the first quarter of 1993. The remainder of the increase was primarily on sales of the Harmonix series of products.

Revenues on sales into the markets of Europe, Africa, and the Middle East increased by $30,835,000, or 67%, from $46,295,000 in the first quarter of 1993 to $77,130,000 in the same period of 1994, due primarily to growth in the unit sales of the ICDA series of products in the IBM and Bull mainframe storage markets.

                            -10-
                       EMC CORPORATION


Revenues on sales into the Asia Pacific region increased by $4,639,000, or 49% from $9,507,000 in the first quarter of 1993 to
$14,146,000 in the first quarter of 1994. Most of this increase occurred in the Symmetrix series of products, but the Harmonix series also contributed nearly $1,000,000 to the increase.

In September 1993, the Company extended its Original Equipment Manufacturer ("OEM") agreement for the sale of Symmetrix products to Unisys for up to three years, through December 31, 1996. Revenues from product sales under this agreement decreased by $6,064,000, or 41% from $14,658,000 in the first quarter of 1993 to $8,594,000 in the first quarter of 1994.

In February 1993, the Company entered into a three year OEM agreement with Bull. Pursuant to this agreement, EMC granted Bull the exclusive worldwide marketing rights, with the exception of Japan, to EMC's Symmetrix 4800 series of ICDA-based storage products for Bull mainframe computers. In return, Bull must purchase all of its requirements for high speed cached disk array storage devices from EMC. Failure by Bull to purchase at least 45% of forecasted purchases at designated times, on a cumulative basis, may result in loss of exclusivity to Bull. Revenues from product sales under this agreement were $8,945,000 and zero for the first quarters of 1994 and 1993, respectively.

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMS") and 5 1/4" and 3
1/2" disk devices, which the Company purchases from a small number of qualified suppliers, and in some instances, there is only a single source for such components. A failure by any supplier of high density DRAMS or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, the Company has experienced delays in deliveries of high density DRAMS and disk drives needed to satisfy orders for ICDA products. If such shortages were to intensify, or the suppliers were not able to meet the Company's quarterly requirments in a timely manner, the Company could lose some time-sensitive customer orders.

                            -11-
                       EMC CORPORATION


Cost of Sales and Service

As a percentage of revenues, cost of sales and service amounted to 46.6% in the first quarter of 1994 versus 52.1% in the first quarter of 1993. The improvement in the cost of sales percentage was due primarily to increased sales of the higher margin Symmetrix series of products through the Company's direct sales force, and, to a lesser extent, improved component reliability, and establishment of key vendor alliances. These improvements were partially offset by lower product margins in the Company's OEM business, and pricing pressures in the midrange business, especially sales through distribution channels. Continuing margin pressure in the mainframe and midrange markets may require the Company to adapt and re-assess its cost structure and marketing strategy.

Research and Development

Research and development ("R&D") expenses were $22,348,000 in the first quarter of 1994 compared to $11,412,000 in the comparable period in 1993, an increase of $10,936,000, or 96%. As a percentage of revenue, such expenses were 8.4% in the first quarter of 1994 and 8.2% in the same period in 1993. Increases in R&D spending reflect the additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff. Increases over first quarter 1993 levels also reflect costs of the Company's R&D facilities at Epoch and Copernique and at EMC's subsidiary in Israel. The Company expects to continue to spend substantial amounts for R&D throughout 1994.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were 19.3% and 23.7% of revenues in the first quarters of 1994 and 1993, respectively. Total SG&A expenses increased by $18,764,000 or 57% from the first quarter 1993 level of $32,840,000, to $51,604,000 in the first quarter of 1994. This increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the expansion of the Company's OEM and international distribution programs. SG&A expenses are expected to increase throughout 1994 approximately in proportion to growth in revenues.

                            -12-
                       EMC CORPORATION


Investment Income and Interest Expense

Investment income was $4,979,000 in the first quarter of 1994 compared with $1,204,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1994 primarily due to higher average cash balances throughout the quarter, compared to the similar period in 1993, caused primarily by the availability of funds received in December 1993 and January 1994 from the offering of the Notes.

Interest expense increased from $1,424,000 in the first quarter of 1993 to $3,802,000 in the first quarter of 1994, mainly due to interest payable on the Notes.

Other Expense, Net

Other expense was $608,000 for the first quarter of 1994 compared with $981,000 in the first quarter of 1993. Other expense in the first quarter of 1994 related primarily to currency transaction losses of $595,000, amortization of charges deferred in the offerings of Notes and Debentures of $261,000, and miscellaneous expenses totalling $366,000, net of other income of $614,000 primarily from technology license fees. Other expense in the first quarter of 1993 was due primarily to a net loss on the disposal of certain assets of $488,000, technology license costs of $417,000, currency transaction losses of $332,000 and miscellaneous expenses totalling $405,000, net of other income of $661,000 primarily from technology license fees.

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

                            -13-
                       EMC CORPORATION

FINANCIAL CONDITION

Since January 1, 1994, cash and cash equivalents decreased by $113,700,000 caused primarily by the Company's investment of approximately $117,638,000 of cash into long term investments.
Major sources of cash in the quarter were the Company's issuance of $29,600,000 of Notes in January 1994 under the overallotment provision of the December 1993 offering, and an increase in accounts payable of $17,341,000. Some of the major uses of cash in the first quarter of 1994 included the stock purchase of Copernique, the acquisition of certain assets of Array, and purchases of property and equipment of $22,193,000 needed for the continued growth of the Company.
Working capital decreased by $57,558,000 from $516,876,000 at January 1, 1994 to $459,318,000 at April 2, 1994.

Current net trade and notes receivable increased by $47,959,000, or 31%, during the first three months of 1994. Days sales outstanding at April 2, 1994 was comparable to that at April 3, 1993.

The increase in inventory, from $118,263,000 at January 1, 1994, to $144,763,000 at April 2, 1994 was necessary to support revenue volume increases primarily with respect to the Company's ICDA-based products. This increase is related to the inventory investment required to support the extensive test cycles and customer evaluations for the introduction of new higher cost products.

Based on its current operating and capital expenditure forecasts, the Company believes its funds currently available and funds generated from operations, will be adequate to finance its operations for the balance of the year.

                            -14-
                       EMC CORPORATION

                          PART II.

                      OTHER INFORMATION

Item 1.     Legal Proceedings

     On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging the patents in suit are invalid and unenforceable. In the counterclaim, EMC seeks unspecified damages, attorneys' fees, costs and interest. Discovery in the matter is currently in process. A scheduling order has been entered and a trial date has been set for October 1994. On April 27, 1994, EMC filed a motion for partial summary judgement on the Dodd patents
     (U.S. Patent Nos. 4,468,730 and 4,536,836).  On May 11, 1994, EMC
     filed a motion for partial summary judgement on the third patent in the litigation, the White patent (U.S. Patent No. 4,467,421).

     EMC is involved in other litigation which it considers routine and incidental to its business. Management does not expect the results of these actions to have a material advers effect on EMC's business or financial condition.

Item 5.     Other Information

    a.Subsequent Events.  See footnote 8 to Notes to Interim
      Consolidated Financial Statements in Part I of this report.

Item 6.     Exhibits and Reports on Form 8-K

    (a)  Exhibits

            11.1 Computation of Primary and Fully Diluted Net
                 Income Per Share (filed herewith).

    (b)  Reports on Form 8-K

            No reports on Form 8-K were filed by the Company for the quarter ended April 2, 1994.

                            -15-
                       EMC CORPORATION


                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EMC CORPORATION



Date:  May 16, 1994
                           By:/S/ W. PAUL FITZGERALD
                            W. Paul Fitzgerald
                            Senior Vice President, Finance and
                            Administration, Chief Financial Officer
                            and Treasurer (Principal Financial Officer)



                           By:/S/ COLIN G. PATTESON
                            Colin G. Patteson
                            Vice President and Controller
                            (Principal Accounting Officer)

                            -16-
                       EMC CORPORATION

                        EXHIBIT INDEX




Exhibit 11.1    Computation of Primary and Fully Diluted Net Income
                Per Share

                       EMC CORPORATION

Exhibit 11.1        Computation of Primary and Fully Diluted Net
                    Income Per Share
                    (Amounts in thousands except share and per share data)

                                          Three Months Ended
                                       April 2,           April, 3
                                         1994               1993
Primary

Net income                             $48,840            $14,913
Add back interest expense
    on convertible notes                 2,412                ---
Less tax effect on interest
 expense on convertible notes             (965)               ---
Net income for purpose of calculating
  primary net income per share         $50,287            $14,913

Weighted average shares
 outstanding during the period     188,470,638         168,212,952
Common equivalent shares            25,771,555          14,603,412
Common and common equivalent
 shares outstanding for purpose
 of calculating primary net income
 per share                         214,242,193         182,816,364

Primary net income per share             $0.23               $0.08

Fully Diluted

Net income                             $48,840             $14,913
Add back interest expense
 on convertible notes and debt           3,332                 936
Less tax effect on interest expense
 on convertible notes and debt          (1,333)               (356)
Net income for purpose of
 calculating fully diluted
 net income per share                  $50,839             $15,493

Common and common equivalent
 shares outstanding for purpose
 of calculating primary net income
 per share                         214,242,193         182,816,364
Incremental shares to reflect full
 dilution, primarily from
 convertible  subordinated
 debentures                         19,487,994          19,564,736
Total shares for purpose of
 calculating fully diluted
 net income per share              233,730,187         202,381,100

Fully diluted net income
 per share (Note 6)                      $0.22               $0.08