Form 10-Q
period 1994-07-02
EMC CORP
filed 1994-08-12
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     July 2, 1994        Commission File
Number  1-9853

                       EMC CORPORATION
 ------------------------------------------------------------------

   (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
    --------------------------------           -----------
    (State or other jurisdiction of            (I.R.S. Employer
     organization or incorporation)             Identification Number)


                      171 South Street
            Hopkinton, Massachusetts  01748-9103
    --------------------------------------------------------------
    (Address of principal executive offices, including zip code)

                       (508) 435-1000
    ------------------------------------------------------------------
    (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                NO ________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share   194,482,824
- - ---------------------------------------  ------------
               Class                     Outstanding as of July 2,1994

                             -2-
                       EMC CORPORATION




                                                   Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      July 2, 1994 and January 1, 1994              3

    Consolidated Statements of Operations
      for the Three and Six Months Ended
      July 2, 1994 and July 3, 1993                 4

    Consolidated Statements of Cash Flows
      for the Six Months Ended July 2, 1994
      and July 3, 1993                              5

    Notes to Interim Consolidated Financial Statements 6 - 8

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations    9 - 15

Part II - Other Information                         16

Signatures                                          17

Exhibit Index                                       18

                             -3-
                       EMC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         (amounts in thousands except share amounts)

                                                   July 2,   January 1,
ASSETS                                             1994      1994
Current assets:
   Cash and cash equivalents                       $219,952  $345,300
   Trade and notes receivable less allowance
    for doubtful accounts of $6,162 and
    $5,262, respectively                            249,668   157,225
   Inventories                                      182,839   118,263
   Deferred income taxes                             26,194    24,199
   Other assets                                       9,260     5,023
Total current assets                                687,913   650,010

Long-term investments, at cost                      173,313    50,392
Notes receivable                                     24,496    21,808
Property, plant and equipment, net                  130,908    96,480
Deferred income taxes                                 3,787     2,761
Other assets, net                                    15,318     8,195
      Total assets                               $1,035,735  $829,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations          $2,155    $1,262
   Accounts payable                                  95,613    44,179
   Accrued expenses                                  76,280    59,755
   Income taxes payable                              14,700    20,892
   Deferred revenue                                   9,083     7,046
Total current liabilities                           197,831   133,134

Deferred revenue                                      2,942     3,389
Long-term obligations:
   4 1/4% Convertible Subordinated Notes due 2001   229,600   200,000
   6 1/4% Convertible Subord. Debentures due 2002    45,831    59,260
   Notes payable                                     14,105    14,013
   Capital lease obligations                            413       756
Minority interest in consolidated subsidiaries          932        --

Total liabilities                                   491,654   410,552

Stockholders' equity:
   Series Preferred Stock, par value $.01;
    authorized 25,000,000 shares                        ---       ---
   Common Stock, par value $.01; authorized
    330,000,000 shares; issued 197,099,288 and
    189,936,120, respectively; outstanding
    194,482,824 and 187,328,124, respectively         1,971     1,899
   Additional paid-in capital                       247,090   226,668
   Deferred compensation                             (3,055)   (3,552)
   Retained earnings                                296,454   193,045
   Cumulative translation adjustment                  2,264     1,537
   Treasury stock, at cost, 2,616,464 and
    2,607,996 shares, respectively                     (643)     (503)

Total stockholders' equity                          544,081   419,094

    Total liabilities and stockholders' equity   $1,035,735  $829,646


The accompanying notes are an integral part of the consolidated financial statements.

                             -4-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
       (amounts in thousands except per share amounts)
                         (unaudited)

                             Three Months Ended          Six Months Ended
                               July 2,  July 3,           July 2,   July 3,
                               1994     1993              1994      1993
Revenues:
 Net sales                  $300,140   $173,516          $557,860  $306,369
 Service and rental            7,976      6,026            17,314    11,946
                             308,116    179,542           575,174   318,315

Cost and expenses:
 Cost of sales and service   146,383     90,546           270,790   162,839
 Research and development     26,245     12,755            48,593    24,167
 Selling, general and
     administrative           59,725     38,221           111,329    71,061

Operating income              75,763     38,020           144,462    60,248

Investment income              4,951      2,186             9,930     3,390
Interest expense              (3,793)    (1,407)           (7,595)   (2,831)
Other income/(expense), net      490       (861)             (118)   (1,842)

Income before taxes           77,411     37,938           146,679    58,965

Income tax provision          22,842     11,050            43,270    17,164

Net income                   $54,569    $26,888          $103,409   $41,801

Net income per weighted
 average share, primary        $0.26      $0.14             $0.49     $0.22
Net income per weighted
 average share, fully diluted  $0.24      $0.13             $0.46     $0.20

Weighted average number of
 common shares outstanding,
 primary                     217,064    198,020           215,640   190,475

Weighted average number of
 common shares outstanding,
 fully diluted               232,966    218,774           233,207   211,871


The accompanying notes are an integral part of the consolidated financial statements.

                             -5-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands)
                         (unaudited)

                                              For the Six Months Ended
                                                  July 2,    July 3,
                                                   1994       1993
Cash flows from operating activities:
   Net income                                     $103,409   $41,801
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                15,084     9,761
       Deferred income taxes                        (3,021)   (8,736)
       Net (gain)/loss on disposal of property
        and equipment                                 (295)    1,687
       Minority interest in consolidated subsidiaries  932       ---
       Changes in assets and liabilities:
        Trade and notes receivable                 (94,844)  (21,483)
        Inventories                                (64,680)  (19,383)
        Other assets                               (12,035)     2,863
        Accounts payable                            51,596      6,520
        Accrued expenses                            16,540     18,571
        Income taxes payable                        (6,192)    10,032
        Deferred revenue                             1,567       (940)
            Total adjustments                      (95,348)    (1,108)

            Net cash provided by
             operating activities                    8,061     40,693

Cash flows from investing activities:
   Additions to property and equipment, net        (48,742)   (20,261)
   Proceeds from sale of property and equipment        445         67
   Purchase of long-term investments              (122,921)   (16,317)

            Net cash used by investing activities (171,218)   (36,511)

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs  20,991    105,853
   Purchase of treasury stock                         (140)       ---
   Issuance of 4 1/4% convertible subordinated
     notes due 2001, net of issuance costs          29,350        ---
   Conversion of 6 1/4% convertible subordinated
     debentures due 2002                           (13,429)      (188)
   Payment of long-term and short-term obligations    (895)    (1,572)
   Issuance of long-term and short-term obligations  1,536        ---

            Net cash provided by  financing
             activities                             37,413    104,093

Effect of exchange rate changes on cash                396       (241)

Net (decrease)/increase in cash and cash
 Equivalents                                      (125,744)   108,275
Cash and cash equivalents at beginning
 of period                                         345,300     62,103
Cash and cash equivalents at end of period        $219,952   $170,137


The accompanying notes are an integral part of the consolidated financial statements.

                             -6-
                       EMC CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries ("EMC" or the "Company"). Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended July 2, 1994 and July 3, 1993.

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

Restatement for Pooling of Interests
On August 31, 1993, EMC acquired, in separate transactions, Epoch Systems, Inc. ("Epoch") of Westborough, Massachusetts and Magna Computer Corporation ("Magna") of Salem, New Hampshire. Epoch designs, manufactures, markets and supports high performance client/server data management software. Magna manufactures and markets IBM compatible AS/400 tape storage products. Each of these acquisitions has been accounted for as a "pooling of interests" for accounting purposes, and accordingly all periods prior to the acquisition have been restated to include the results of Epoch and Magna. Epoch and Magna are now wholly-owned subsidiaries of EMC.

Restatement for Stock Splits
All share data in this document has been adjusted for all stock splits.

Subsidiaries and Acquisitions
Minority interest in consolidated subsidiaries represents the minority shareholders' proportionate share in the equity of EMC Japan K.K. ("EMC Japan") and Copernique, S.A. ("Copernique"), in which the Company acquired majority interests in the first quarter of 1994. At July 2, 1994 the Company owned a 60% interest in EMC Japan and a 93% interest in Copernique.

During the first quarter of 1994, the Company acquired certain assets of Colorado-based Array Technology Corporation ("Array"), which specializes in RAID ("Redundant Arrays of Inexpensive Disks") technology, and a majority interest in Copernique, which specializes in high performance data management hardware and software systems. Other assets, non-current at July 2, 1994 included patents acquired in the purchase of Array of $7,272,000, net of approximately $400,000 of accumulated amortization. These assets are being amortized over their estimated useful life of five years.

                               -7-
                         EMC CORPORATION
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


2. Inventories
Inventories consist of:         July 2,1994    January 1,1994

Purchased parts               $  14,457,000      $ 17,319,000
Work-in-process                 112,170,000        46,348,000
Finished goods                   56,212,000        54,596,000
                               $182,839,000      $118,263,000


3. Property, Plant and Equipment
Property, plant and equipment
 consist of:                    July 2,1994    January 1,1994

Furniture and fixtures        $   5,505,000     $   4,278,000
Equipment                       144,107,000       102,670,000
Vehicles                          1,091,000           923,000
Buildings and improvements       36,926,000        29,864,000
Land                              1,870,000         1,870,000
Construction in progress          6,393,000         4,891,000
                                195,892,000       144,496,000
Accumulated depreciation
 and amortization               (64,984,000)      (48,016,000)
                               $130,908,000       $96,480,000


4. Long-Term Obligations

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

Convertible Subordinated Debentures
In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the "Debentures"). The Debentures are generally convertible at the option of the holder at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. Since their issuance, $14,169,000 of Debentures have been converted into Common Stock. Interest is payable semi-annually and the Debentures are redeemable at the option of the Company at set redemption prices (which range from 100.63% to 104.38% of principal), plus accrued interest, commencing April 1, 1995.

                                -8-
                          EMC CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


5. Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding for the three and six months ended July 2, 1994 considers the dilutive effect of the Notes. Fully diluted weighted average shares outstanding for the three and six months ended July 2, 1994 and July 3, 1993 considers the dilutive effects of the Debentures.


6.Other Contingencies

On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. EMC has subsequently added counterclaims based on antitrust laws and implied license theories. In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest.
Discovery in the matter is currently in process. A scheduling order has been entered and a trial date has been set for October 1994. Several motions, filed by both parties, are now pending before the Court.

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

                              -9-
                        EMC CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter of 1994 compared to Second
Quarter of 1993
- - -------------------------------------------------------------------
Revenues

Revenues for the quarter ended July 2, 1994 were $308,116,000 compared to $179,542,000 for the second quarter of 1993, an increase of $128,574,000 or 72%. Product revenues for the quarter ended July 2, 1994 were $300,140,000 compared to $173,516,000 for the second quarter of 1993, an increase of $126,624,000 or 73%. While the Company expects revenue to continue to grow in all of its markets throughout 1994, such growth may not, on a percentage basis, continue at the levels experienced in the second quarter of 1994.

The increase in net sales was due primarily to the continued strong demand for the Company's Symmetrix and Harmonix series of Integrated Cached Disk Array ("ICDA") based products. Revenues from the Symmetrix series of products in the IBM Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull") mainframe markets increased by $122,754,000 or 86%, from $142,903,000 in the second quarter of 1993 to $265,657,000 in the second quarter of 1994. Revenues from the Harmonix series of IBM compatible midrange disk products, increased by $1,205,000 or 6%, from $20,999,000 in the second quarter of 1993 to $22,204,000 in the second quarter of 1994. In the second quarter of 1994, the Company generated approximately 96% of its product revenues from sales of ICDA-based products versus approximately 94% in the same period a year ago. It is expected that revenues from ICDA-based products for the mainframe and midrange storage markets will remain the major component of the Company's revenues throughout 1994.

Revenues on product sales into the markets of North and South America increased by $79,961,000, or 67% from $118,763,000 in the second quarter of 1993 to $198,724,000 in the second quarter of 1994. This increase was due to increased unit sales of the Symmetrix 5500 series of products in the IBM mainframe storage market, from which revenues increased $93,711,000 to $127,378,000 in the second quarter of 1994 versus $33,667,000 in the second quarter of 1993. Increases in Symmetrix 5500 product sales in this region were partially offset by decreases in sales of the Company's earlier versions of Symmetrix products.

Revenues on product sales into the markets of Europe, Africa, and the Middle East increased by $35,888,000, or 71%, from $50,621,000 in the second quarter of 1993 to $86,509,000 in the same period of 1994, due primarily to growth in unit sales of the Symmetrix series of products in the IBM and Bull mainframe storage markets.

Revenues on product sales into the markets in the Asia Pacific region increased by $10,775,000, or 261%, from $4,132,000 in the second quarter of 1993 to $14,907,000 in the second quarter of 1994, due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market. The Company strengthened its sales presence in the Asia Pacific region with the formation of EMC Japan in January 1994.

                            -10-
                       EMC CORPORATION

The Company has Original Equipment Manufacturer ("OEM") agreements with Bull and Unysis. Revenues from product sales of the Symmetrix series of products to Bull increased by $10,115,000, or 289%, from $3,497,000 in the second quarter of 1993 to $13,612,000 in the second quarter of 1994. Revenues from product sales of the Symmetrix series under the OEM agreement with Unisys increased by $495,000, or 5%, from $10,100,000 in the second quarter of 1993 to $10,595,000 in the second quarter of 1994.

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/4" disk drives, which the Company purchases from a small number of qualified suppliers, and in some instances, there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, the Company has experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. If such shortages were to intensify or the suppliers were not able to meet the Company's quarterly requirements in a timely manner, cancellation of some time-sensitive customer orders could occur.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service amounted to 47.5% in the second quarter of 1994 versus 50.4% in the first quarter of 1993. The improvement in the cost of sales percentage was due primarily to increased sales in the higher margin Symmetrix series of products through the Company's direct sales force in 1994 over 1993.

Research and Development

Research and development ("R&D") expenses were $26,245,000 in the second quarter of 1994 compared to $12,755,000 in the comparable period in 1993, an increase of $13,490,000, or 106%.
As a percentage of revenue, such expenses were 8.5% in the second quarter of 1994 and 7.1% in the same period in 1993. Increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff. Increases over second quarter 1993 levels reflect the costs of the Company's R&D facilities at Epoch and Copernique and at EMC's subsidiary in Israel. The Company expects to continue to spend substantial amounts for R&D throughout 1994.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were 19.4% and 21.3% of revenues in the second quarters of 1994 and 1993, respectively. Total SG&A expenses increased by $21,504,000 or 56% from the second quarter 1993 level of $38,221,000, to $59,725,000 in the second quarter of 1994. This increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection

                            -11-
                       EMC CORPORATION

with the Company's increased revenue levels and the Company's initiative to expand its OEM and international distribution programs. SG&A expenses are expected to increase throughout 1994 approximately in proportion to growth in revenues.

Investment Income and Interest Expense

Investment income was $4,951,000 in the second quarter of 1994 compared with $2,186,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1994 primarily due to higher average cash balances throughout the quarter, compared to the similar period in 1993, caused primarily by the availability of funds received in December 1993 and January 1994 from the offering of the Notes.

Interest expense increased from $1,407,000 in the second quarter of 1993 to $3,793,000 in the second quarter of 1994, mainly due to interest accruals required on the Notes.

Other Income/(Expense), Net

Other income, net, was $490,000 for the second quarter of 1994 compared with other expense, net, of $861,000 in the second quarter of 1993. Other income in 1994 related to gains on sales of assets of $441,000, $375,000 in technology fees, $240,000 from relief on importation tax, $147,000 of minority interest in subsidiary results and $546,000 of other miscellaneous income items, net of expenses, including $654,000 of currency transaction losses, $305,000 in amortization of charges deferred in the offerings of the Notes and Debentures, and $300,000 in amortization of intangibles. Other expense in the second quarter of 1993 was due primarily to a net loss on the disposal of certain assets of $1,000,000, and currency transaction losses of $270,000, net of other income of $409,000 primarily from technology license fees.

Provision for Income Taxes

The provision for income taxes was $22,842,000 and $11,050,000 in the second quarter of 1994 and 1993, respectively, which resulted in effective tax rates of 29.5% and 29.1%, respectively. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis. In addition, net operating loss carrybacks were not available in all countries in which the Company expects to, or did, experience losses in 1994 and 1993.

Earnings Fluctuations

Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announcements by the Company and its competitors, and (iv) fluctuating currency exchange rates, the Company's period to period revenues and earnings can fluctuate significantly.

                             -12-
                        EMC CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Results of Operations - For the first six months of 1994 compared to the first six months of 1993
- - -------------------------------------------------------------------
Revenues

Revenues for the six months ended July 2, 1994 were $575,174,000 compared to $318,315,000 for the six months ended July 3, 1993, an increase of $256,859,000 or 81%. Product revenues for the first six months of 1994 were $557,860,000 compared to $306,369,000 for the first six months of 1993, an increase of $251,491,000 or 82%. While the Company expects revenue to continue to grow in its markets throughout 1994, such growth may not, on a percentage basis, continue at the levels experienced in the first half of 1994.

The increase in net sales was due primarily to the continued strong demand for the Company's Symmetrix and Harmonix series of Integrated Cached Disk Array ("ICDA") based products. Revenues from the Symmetrix series of products in the IBM Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull") mainframe markets increased by $233,373,000 or 96%, from $244,080,000 in the first six months of 1993 to $477,453,000 in the first six months of 1994. Revenues from the Harmonix series of IBM compatible midrange disk products, increased by $13,311,000 or 33%, from $40,233,000 in the first six months of 1993 to $53,544,000 in the first six months of 1994. The Company generated approximately 95% and 93% of its revenues from sales of ICDA-based products in the first six months of 1994 and 1993, respectively. It is expected that revenues from ICDA-based products for the mainframe and midrange storage markets will remain the major component of the Company's revenues throughout 1994.

Revenues on product sales into the markets of North and South America increased by $170,303,000, or 86%, to $367,506,000 in the first six months of 1994 from $197,203,000 in the first six months of 1993. This increase was primarily due to increased unit sales of the Symmetrix 5500 series of products in the IBM mainframe storage market, from which revenues increased by $165,967,000 to $215,321,000 in the first six months of 1994 from $49,354,000 in the first six months of 1993.

Revenues on product sales into the markets of Europe, Africa, and the Middle East increased by $65,733,000, or 69%, to $161,341,000 in the first six months of 1994 from $95,608,000 in the same period of 1993, due primarily to growth in unit sales of the Symmetrix series of products in the IBM and Bull mainframe storage markets.

Revenues on product sales into the markets in the Asia Pacific region increased by $15,455,000, or 114%, to $29,013,000 in the first six months of 1994 from $13,558,000 in the same period of 1993, primarily due to growth in unit sales of the Symmetrix 5500 series of products in the IBM mainframe storage market. The Company strengthened its sales presence in the Asia Pacific region with the formation of EMC Japan in January 1994.

                            -13-
                       EMC CORPORATION

The Company has OEM agreements with Bull and Unysis. Revenues from product sales of the Symmetrix series of products to Bull increased by $19,059,000, or 545%, from $3,497,000 in the first six months of 1993 to $22,556,000 in the first six months of 1994. Revenues from product sales of the Symmetrix series under the OEM agreement with Unisys decreased by $5,570,000, or 22%, from $24,759,000 in the first six months of 1993 to $19,189,000 in the first six months of 1994.

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/4" disk drives, which the Company purchases from a small number of qualified suppliers, and in some instances, there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, the Company has experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. If such shortages were to intensify or the suppliers were not able to meet the Company's quarterly requirements in a timely manner, cancellation of some time-sensitive customer orders could occur.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service amounted to 47.1% in the first six months of 1994 versus 51.2% in the first six months of 1993. The improvement in the cost of sales percentage was due primarily to increased sales in the higher margin Symmetrix series of products through the Company's direct sales force in 1994 over 1993.

Research and Development

Research and development ("R&D") expenses were $48,593,000 and $24,167,000 in the first six months of 1994 and 1993, respectively, an increase of $24,426,000, or 101%. R&D expenses were 8.4% and 7.6% of revenues in the first six months of 1994 and 1993, respectively. Increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff. Increases in the first six months of 1994 over the same period in 1993 reflect the costs of the Company's R&D facilities at Epoch and Copernique and at EMC's subsidiary in Israel. The Company expects to continue to spend substantial amounts for R&D throughout 1994.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $111,329,000 and $71,061,000 in the first six months of 1994 and 1993, respectively, an increase of $40,268,000 or 57%. SG&A expenses were 19.4% and 22.3% of revenues in the first six months of 1994 and 1993, respectively. Increases in SG&A spending reflect costs associated with additional sales and

                            -14-
                       EMC CORPORATION

their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its OEM and international distribution programs. SG&A expenses are expected to increase throughout 1994 approximately in proportion to growth in revenues.

Investment Income and Interest Expense

Investment income was $9,930,000 and $3,390,000 in the first six months of 1994 and 1993, respectively. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income in 1994 is higher primarily due to higher average cash balances throughout the period, primarily due to the availability of funds received in the December 1993 and January 1994 offerings of the Notes.

Interest expense increased from $2,831,000 in the first six months of 1993 to $7,595,000 in the first six months of 1994, mainly due to interest accruals required on the Notes.

Other Expense, Net

Other expense was $118,000 and $1,842,000 in the first six months of 1994 and 1993, respectively. Other expense in 1994 included $1,249,000 of currency transaction losses, $566,000 in amortization of charges deferred in the offerings of the Notes and Debentures, $400,000 in amortization of patents, net of income from gains on sales of assets of $295,000, $750,000 in technology fees, $240,000 from relief on importation tax, $166,000 in minority interest in subsidiary and other miscellaneous income of $646,000. Other expense in the first six months of 1993 included a net loss on the disposal of certain assets of $1,687,000, $602,000 of currency transaction losses, $417,000 in technology license costs and $64,000 of other expenses, net of other income of $928,000 primarily from technology license fees.

Provision for Income Taxes

The provision for income taxes was $43,270,000 and $17,164,000 in the first six months of 1994 and 1993, respectively, which resulted in effective tax rates of 29.5% and 29.1%, respectively. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis. In addition, net operating loss carrybacks were not available in all countries in which the Company expects to, or did, experience losses in 1994 and 1993.

Earnings Fluctuations

Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announcements by the Company and its competitors, and (iv) fluctuating currency exchange rates, the Company's period to period revenues and earnings can fluctuate significantly.

                            -15-
                       EMC CORPORATION

FINANCIAL CONDITION

Since January 1, 1994, cash and cash equivalents decreased by $125,348,000 caused primarily by the Company's investment of approximately $122,921,000 of cash equivalents into long-term investments. Major sources of cash in the first six months of 1994 were the proceeds from the Company's issuance of $29,600,000 of Notes in January 1994 under the overallotment provision of the December 1993 offering, and increases in accounts payable and accrued expenses of $51,596,000 and $16,540,000, respectively.
Major uses of cash in the first six months of 1994 included the purchase of Copernique stock, the acquisition of certain assets of Array, and increases in property, plant and equipment of $48,742,000 needed to support the continued growth of the Company. The Company's working capital decreased by $26,794,000 in the first six months of 1994 from $516,876,000 at January 1, 1994 to $490,082,000 at July 2, 1994.

Net trade and notes receivable increased by $94,844,000, or 53%, during the first six months of 1994, supporting an 81% increase in revenues during the first six months of 1994 over the first six months of 1993.

The increase in inventory, from $118,263,000 at January 1, 1994, to $182,839,000 at July 2, 1994 was necessary to support revenue volume increases primarily with respect to the Company's ICDA-based products. This increase is related to the inventory investment required to support the extensive test cycles and customer evaluations for the introduction of new higher cost products.

Based on its current operating and capital expenditure forecasts, the Company believes its funds currently available and funds generated from operations, will be adequate to finance its operations.

                            -16-
                       EMC CORPORATION

                          PART II.

                      OTHER INFORMATION

Item 1.     Legal Proceedings

   On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. EMC has subsequently added counterclaims based on antitrust laws and implied license theories. In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest. Discovery in the matter is currently in process. A scheduling order has been entered and a trial date has been set for October 1994. Several motions, filed by both parties, are now pending before the Court.

Item 4.     Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders was held on May 11, 1994. There was no solicitation in opposition to the management's nominees as listed in the Company's proxy statement and all of such nominees were elected. The results of the votes were as follows:

      1.    Election of Class I Directors:
            The following Class I Directors were elected to serve until the 1997 Annual Meeting of Stockholders or Special Meeting in lieu thereof, and until that director's successor is elected and qualified:

                                     For            Withheld

            John F. Cunningham       137,895,802    270,586
            Richard J. Egan          137,900,142    266,246

            There were no broker non-votes on any of the proposals.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits
            11.1 Computation of Primary and Fully Diluted Net
            Income Per Share (filed herewith).

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company for the quarter ended July 2, 1994.

                            -17-
                       EMC CORPORATION


                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMC CORPORATION



Date:  August 12, 1994    By:  /s/ W. Paul Fitzgerald
                                W. Paul Fitzgerald
                                Senior Vice President, Finance and
                                Administration, Chief Financial Officer
                                and Treasurer (Principal Financial Officer)



                           By:  /s/ Colin G. Patteson
                                 Colin G. Patteson
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                            -18-
                       EMC CORPORATION

                        EXHIBIT INDEX




Exhibit 11.1    Computation of Primary and Fully Diluted Net Income
                Per Share

                      EMC CORPORATION

Exhibit 11.1 Computation of Primary and Fully Diluted Net Income Per Share
               (Amounts in thousands except share and per share data)

                             Three Months Ended     Six months Ended
                             July 2,     July 3,    July 2,   July 3,
                              1994        1993       1994      1993
Primary

Net income                    $54,569     $26,888    $103,409     $41,801
Add back interest expense
  on convertible notes          2,440          --       4,852          --
Less tax effect on interest
  expense on convertible notes   (976)         --      (1,941)         --
Net income for purposes of
  calculating primary net
  income per share            $56,033     $26,888    $106,320     $41,804

Weighted average shares
 outstanding during the
 period                   192,986,404 182,911,374 190,729,785 175,562,174
Common equivalent shares   24,077,765  15,108,500  24,910,665  14,913,242

Common and common
 equivalent shares
 outstanding for purpose
 of calculating primary
 net income per share     217,064,169 198,019,874 215,640,450 190,475,416

Primary net income
 per share (Note 5)             $0.26       $0.14       $0.49       $0.22


Fully Diluted

Net income                    $54,569     $26,888    $103,409     $41,801
Add back interest expense on
 convertible notes and debt     3,156         936       6,488       1,872
Less tax effect on interest
 expense on convertible notes
 and debt                      (1,263)       (356)     (2,596)       (712)
Net income for purpose of
 calculating fully diluted
 net income per share         $56,462     $27,468    $107,301     $42,961

Common and common equivalent
 shares outstanding for purpose
 of calculating primary net
 income per share         217,064,169 198,019,874 215,640,450 190,475,416
Incremental shares to
 reflect full dilution,
 primarily from convertible
 subordinated debentures   15,901,873  20,754,332  17,566,576  21,395,490
Total shares for purpose
 of calculating fully diluted
 net income per share     232,966,042 218,774,206 233,207,026 211,870,906

Fully diluted net income
 per share (Note 5)             $0.24       $0.13       $0.46       $0.20