Form 10-Q
period 1994-10-01
EMC CORP
filed 1994-11-14
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     October 1, 1994     Commission File
Number  1-9853

                       EMC CORPORATION
 ------------------------------------------------------------------

   (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
 -----------------------------------           -----------
(State or other jurisdiction of                (I.R.S. Employer
 organization or incorporation)                 Identification Number)

                      171 South Street
            Hopkinton, Massachusetts  01748-9103
- - - -------------------------------------------------------------------

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

                 YES  X                NO ________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share     195,875,257
- - - --------------------------------------     -----------
               Class                       Outstanding as of  October 1, 1994







                             -2-
                       EMC CORPORATION




                                              Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      October 1, 1994 and January 1, 1994               3

    Consolidated Statements of Operations
      for the Three and Nine Months Ended
      October 1, 1994 and October 2, 1993               4

    Consolidated Statements of Cash Flows
      for the Nine Months Ended October 1, 1994
      and October 2, 1993                               5

    Notes to Interim Consolidated Financial Statements 6 - 8

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations    9 - 15

Part II - Other Information                         16

Signatures                                          17

Exhibit Index                                       18



                             -3-
                       EMC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         (amounts in thousands except share amounts)

                                              October 1,
January 1,
ASSETS                                          1994           1994
Current assets:
   Cash and cash equivalents                     $232,252  $345,300
   Trade and notes receivable less allowance for doubtful
    accounts of $6,596 and $5,262, respectively   295,719   157,225
   Inventories                                    238,787   118,263
   Deferred income taxes                           35,509    24,199
   Other assets                                     9,273     5,023
Total current assets                              811,540   650,010

Long-term investments, at cost                    167,978    50,392
Notes receivable                                   26,376    21,808
Property, plant and equipment, net                145,639    96,480
Deferred income taxes                               5,440     2,761
Other assets, net                                  15,491     8,195
      Total assets                             $1,172,464  $829,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations          $941    $1,262
   Accounts payable                               114,822    44,179
   Accrued expenses                                92,513    59,755
   Income taxes payable                            43,851    20,892
   Deferred revenue                                 7,560     7,046
Total current liabilities                         259,687   133,134

Deferred revenue                                    2,780     3,389
Long-term obligations:
   4  1/4% Conv. Subordinated Notes due 2001      229,598   200,000
   6  1/4% Conv. Subordinated Debentures due 2002  45,826    59,260
   Notes payable                                   16,632    14,013
   Capital lease obligations                          287       756
Minority interest in consolidated subsidiaries        852       ---

Total liabilities                                 555,662   410,552

Stockholders' equity:
   Series Preferred Stock, par value $.01;
     authorized 25,000,000 shares                     ---       ---
   Common Stock, par value $.01; authorized
     330,000,000 shares; issued 198,500,342
     and 189,936,120, respectively; outstanding
     195,875,257 and 187,328,124, respectively      1,985     1,899
   Additional paid-in capital                     249,663   226,668
   Deferred compensation                           (2,806)   (3,552)
   Retained earnings                              365,849   193,045
   Cumulative translation adjustment                2,763     1,537
   Treasury stock, at cost, 2,625,085 and
     2,607,996 shares, respectively                  (652)     (503)

Total stockholders' equity                        616,802   419,094

    Total liabilities and stockholders'equity  $1,172,464  $829,646

The accompanying notes are an integral part of the consolidated financial statements




                             -4-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
       (amounts in thousands except per share amounts)
                         (unaudited)

                          Three Months Ended       Nine Months Ended
                          October 1,  October 2,   October 1,  October 2,
                            1994        1993         1994        1993
Revenues:

 Net sales                $363,748    $209,857     $921,608    $516,226
Service and rental           7,834       5,890       25,148      17,836
                           371,582     215,747      946,756     534,062

Costs and expenses:
 Cost of sales and service 176,333     102,024      447,123     264,863
 Research and development   32,407      16,504       81,000      40,671
 Selling, general and
     administrative         63,940      42,895      175,269     113,956

Operating income            98,902      54,324      243,364     114,572

Investment income            5,619       2,317       15,549       5,707
Interest expense            (3,652)     (1,399)     (11,247)     (4,230)
Other (expense), net        (1,832)       (652)      (1,950)     (2,494)

Income before taxes         99,037      54,590      245,716     113,555

Income tax provision        29,642      16,103       72,912      33,267

Net income                 $69,395     $38,487     $172,804     $80,288

Net income per weighted
 average share, primary      $0.32       $0.19        $0.82       $0.41
Net income per weighted
 average share, fully diluted$0.30       $0.18        $0.76       $0.38

Weighted average number of
 common shares outstanding,
 primary                   218,331     201,003      216,558     194,041
Weighted average number of
 common shares outstanding,
 fully diluted             234,216     221,112      233,753     215,637

The accompanying notes are an integral part of the consolidated financial statements


                             -5-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands)
                         (unaudited)
                                              For the Nine Months Ended
                                              October 1,    October 2,
                                                 1994          1993
Cash flows from operating activities:
   Net income                                   $172,804   $80,288
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization              22,556    15,977
       Deferred income taxes                     (13,989)   (8,534)
       Net loss on disposal of property and
         equipment                                    70     1,885
       Minority interest in consolidated subsidiaries852       ---
       Changes in assets and liabilities:
        Trade and notes receivable              (143,469)  (66,718)
        Inventories                             (121,188)  (44,555)
        Other assets                             (12,253)    3,108
        Accounts payable                          70,902    14,641
        Accrued expenses                          32,888    23,356
        Income taxes payable                     (22,959)    5,732
        Deferred revenue                             (92)     (721)
            Total adjustments                   (140,764)  (55,829)

     Net cash provided by operating activities    32,040    24,459

Cash flows from investing activities:
   Additions to property and equipment           (71,358)  (32,731)
   Proceeds from sale of property and equipment      445       562
   Purchase of long-term investments            (117,586)  (22,866)

     Net cash used by investing activities      (188,499)  (55,035)

Cash flows from financing activities:
   Issuance of common stock, net of
    issuance costs                                10,391   107,542
   Purchase of treasury stock                       (149)      ---
   Issuance of 4 1/4% convertible subordinated
    notes due 2001, net of issuance costs         29,350       ---
   Payment long-term and short-term obligations   (1,159)   (2,043)
   Issuance long-term and short-term obligations   2,988       ---

  Net cash provided by financing activities       41,421   105,499

Effect of exchange rate changes on cash            1,990       486

Net (decrease)/increase in cash and cash
 equivalents                                    (115,038)   74,923

Cash and cash equivalents at
 beginning of period                             345,300    62,103

Cash and cash equivalents at end of period      $232,252  $137,512


Non-Cash Activity:
 Conversion of Debentures and Notes               13,436       710


The accompanying notes are an integral part of the consolidated financial statements.


                             -6-
                       EMC CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries ("EMC" or the "Company"). Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended October 1, 1994 and October 2, 1993.

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

Restatement for Pooling of Interests
On August 31, 1993, EMC acquired, in separate transactions, Epoch Systems, Inc. ("Epoch") of Westborough, Massachusetts and Magna Computer Corporation ("Magna") of Salem, New Hampshire. Epoch designs, manufactures, markets and supports high performance client/server data management software. Magna manufactures and markets IBM compatible AS/400 tape storage products. Each of these acquisitions has been accounted for as a "pooling of interests" for accounting purposes, and accordingly all periods prior to the acquisition have been restated to include the results of Epoch and Magna. Epoch is now a wholly-owned subsidiary of EMC. As of August 27, 1994, Magna's business was consolidated into EMC and Magna's corporate entity was dissolved.

Restatement for Stock Splits
All share data in this document has been adjusted for all stock splits.

Subsidiaries and Acquisitions
Minority interest in consolidated subsidiaries represents the minority shareholders' proportionate share in the equity of EMC Japan K.K. ("EMC Japan") and Copernique, S.A. ("Copernique"), in which the Company acquired majority interests in the first quarter of 1994. Copernique specializes in high performance data management hardware and software systems. At October 1, 1994 the Company had a 60% interest in EMC Japan and a 93% interest in Copernique.

During the first quarter of 1994, the Company acquired certain assets of Colorado-based Array Technology Corporation ("Array"), which specializes in RAID ("Redundant Arrays of Independent Disks") technology. Other assets, non-current at October 1, 1994 included patents acquired in the purchase of Array of $7,272,000, net of $848,000 of accumulated amortization. These assets are being amortized over their estimated useful life of five years.




                             -7-
                       EMC CORPORATION
                               NOTES TO INTERIM CONSOLIDATED FINANCIAL
STATEMENTS


2. Inventories
Inventories consist of:          October 1, 1994   January 1,1994

Purchased parts               $  14,086,000      $ 17,319,000
Work-in-process                 148,427,000        46,348,000
Finished goods                   76,274,000        54,596,000
                               $238,787,000      $118,263,000


3.    Property, Plant and Equipment
Property, plant and equipment
consist of:                 October 1, 1994    January 1,1994

Furniture and fixtures        $   5,748,000     $   4,278,000
Equipment                       163,251,000       102,670,000
Vehicles                          1,081,000           923,000
Buildings and improvements       41,896,000        29,864,000
Land                              1,870,000         1,870,000
Construction in progress          4,380,000         4,891,000
                                218,226,000       144,496,000
Accumulated depreciation
 and amortization               (72,587,000)      (48,016,000)
                               $145,639,000       $96,480,000


4. Long-Term Obligations

Convertible Subordinated Notes
In December 1993, the Company issued $200,000,000 of 4 1/4% convertible subordinated notes due 2001 (the "Notes"). The Notes are generally convertible into shares of Common Stock of the Company at a conversion price of $19.84 per share, subject to adjustment in certain events.
Since their issuance, $2,000 of Notes have been converted into Common Stock. Interest is payable semi-annually and the Notes are redeemable at the option of the Company at set redemption prices (which range from 100.61% to 102.43% of principal), plus accrued interest, commencing January 1, 1997. In January 1994, the Company issued an additional $29,600,000 of Notes in accordance with overallotment provisions of this offering.

Convertible Subordinated Debentures
In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the "Debentures"). The Debentures are generally convertible at the option of the holder at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. Since their issuance, $14,174,000 of Debentures have been converted into Common Stock. Interest is payable semi-annually and the Debentures are redeemable at the option of the Company at set redemption prices (which range from 100.63% to 104.38% of principal), plus accrued interest, commencing April 1, 1995.



                             -8-
                       EMC CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


5. Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding for the three and nine months ended October 1, 1994 considers the dilutive effects of the Notes and stock options. Fully diluted weighted average shares outstanding for the three and nine months ended October 1, 1994 and October 2, 1993 considers the dilutive effects of the Debentures, in addition to the Notes and stock options.


6.Other Contingencies

On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. EMC has subsequently added counterclaims based on antitrust laws and implied license theories. In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest. In a hearing on October 12, 1994, two of the three patents in suit were dismissed by the Court with prejudice. Discovery in the matter is currently in process and expert witness reports have been exchanged. The trial date originally scheduled for October 24, 1994 has been postponed to an undetermined date.

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


                             -9-
                       EMC CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter of 1994 compared to Third
Quarter of 1993
- - - -------------------------------------------------------------------

Revenues

Revenues for the quarter ended October 1, 1994 were $371,582,000 compared to $215,747,000 for the third quarter of 1993, an increase of $155,835,000 or 72%. Product revenues for the quarter ended October 1, 1994 were $363,748,000 compared to $209,857,000 for the third
quarter of 1993, an increase of $153,891,000 or 73%. While the Company expects revenue to continue to grow in all of its markets throughout 1994, such growth may not, on a percentage basis, continue at the levels experienced in the third quarter of 1994.

The increase in net sales was due primarily to the continued strong demand for the Company's Symmetrix and Harmonix series of Integrated Cached Disk Array ("ICDA") based products. Revenues from the Symmetrix series of products in the IBM Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull") mainframe markets increased by $160,000,000 or 91%, from $176,176,000 in the third quarter of 1993 to $336,176,000 in the third quarter of 1994. Revenues from the Harmonix series of IBM compatible midrange disk products, increased by $2,324,000 or 9%, from $24,715,000 in the third quarter of 1993 to $27,039,000 in the third quarter of 1994. In the third quarter of 1994, the Company generated approximately 96% of its product revenues from sales of ICDA-based products versus approximately 93% in the same period a year ago. It is expected that revenues from ICDA-based products for the mainframe and midrange storage markets will remain the major component of the Company's revenues throughout 1994.

Revenues on product sales into the markets of North and South America increased by $74,111,000, or 50% from $148,827,000 in the third quarter of 1993 to $222,938,000 in the third quarter of 1994. This increase was due to increased unit sales of the Symmetrix 5500 series of products and the introduction in 1994 of the Symmetrix 5200 series of products, both in the IBM mainframe storage market. Symmetrix series 5500 revenues increased $99,987,000, or 161%, to $162,072,000 in the third quarter of 1994 versus $62,085,000 in the third quarter of 1993, and Symmetrix series 5200 revenues were $10,625,000 in the third quarter of 1994. Increases in sales of the Symmetrix 5500 product and the introduction of the Symmetrix 5200 product in this region were partially offset by decreases in sales of the Company's earlier versions of Symmetrix products.

Revenues on product sales into the markets of Europe, Africa, and the Middle East increased by $63,381,000, or 123%, from $51,678,000 in the third quarter of 1993 to $115,059,000 in the same period of 1994, due primarily to growth in unit sales of the Symmetrix series of products in the IBM, Unisys and Bull mainframe storage markets.

Revenues on product sales into the markets in the Asia Pacific region increased by $16,398,000, or 175%, from $9,352,000 in the third quarter of 1993 to $25,750,000 in the third quarter of 1994, due to growth in unit sales of the Symmetrix series of products in the IBM mainframe


                            -10-
                       EMC CORPORATION

storage market. The Company strengthened its sales presence in the Asia Pacific region with the formation of EMC Japan in January
1994.

The Company has Original Equipment Manufacturer ("OEM") agreements with Bull and Unisys. Revenues from product sales of the Symmetrix series of products to Bull increased by $6,661,000, or 98%, from $6,799,000 in the third quarter of 1993 to $13,460,000 in the third quarter of 1994. Revenues from product sales of the Symmetrix series under the OEM agreement with Unisys increased by $6,452,000, or 93%, from $6,932,000 in the third quarter of 1993 to $13,384,000 in the third quarter of 1994.

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

Cost of Sales and Service

As a percentage of revenues, cost of sales and service was consistent at 47.5% and 47.3% in the third quarters of 1994 and 1993, respectively. Cost of sales and service percentage in the third quarter of 1993 improved from previous quarters in 1993 due to increased revenues in the 5500 product series as a percentage of total revenues.

Research and Development

Research and development ("R&D") expenses were $32,407,000 and $16,504,000 in the third quarters of 1994 and 1993, respectively, an increase of $15,903,000, or 96%. R&D expenses were 8.7% and 7.6% of revenues in the third quarters of 1994 and 1993, respectively. Increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff. Increases over third quarter 1993 levels reflect the costs of the Company's R&D facilities at Epoch, Copernique and Array and at EMC's subsidiary in Israel. The Company expects to continue to spend substantial amounts for R&D throughout 1994.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $63,940,000 and $42,895,000 in the third quarters of 1994 and 1993, respectively, an increase of $21,015,000 or 49%. SG&A expenses were 17.2% and 19.9% of revenues in the third quarters of 1994 and
1993, respectively.   The dollar increase is due primarily to costs
associated with additional sales and support  personnel


                            -11-
                       EMC CORPORATION

and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its OEM and international distribution programs. SG&A expenses are expected to increase throughout 1994 approximately in proportion to growth in revenues.

Investment Income and Interest Expense

Investment income was $5,619,000 in the third quarter of 1994 compared with $2,317,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1994 primarily due to higher average cash balances throughout the quarter, compared to the similar period in 1993, caused primarily by the availability of funds received in December 1993 and January 1994 from the offering of the Notes.

Interest expense increased from $1,399,000 in the third quarter of 1993 to $3,652,000 in the third quarter of 1994, mainly due to interest accruals required on the Notes.

Other Expense, Net

Other expense, net, was $1,832,000 for the third quarter of 1994 compared with other expense, net, of $652,000 in the third quarter of 1993. Other expense in 1994 related to income items including $375,000 in technology fees and $312,000 of minority interest in subsidiary results, net of expenses including $448,000 in amortization of intangibles, $335,000 loss on sale of assets, $280,000 in amortization of charges deferred in the offerings of the Notes and Debentures, $283,000 in importation charges, $110,000 of currency transaction losses, and other losses totaling $1,063,000. Other expense in the third quarter of 1993 related primarily to currency transaction losses of $1,156,000 and other losses totaling $160,000, net of other income of $664,000 primarily from technology license fees.

Provision for Income Taxes

The provision for income taxes was $29,642,000 and $16,103,000 in the third quarter of 1994 and 1993, respectively, which resulted in effective tax rates of 29.9% and 29.5%, respectively. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis. In addition, net operating loss carrybacks were not available in all countries in which the Company expects to, or did, experience losses in 1994 and 1993.

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

                            -12-
                       EMC CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations - First nine months of 1994 compared to First nine months of 1993
- - - -------------------------------------------------------------------

Revenues

Revenues for the nine months ended October 1, 1994 were $946,756,000 compared to $534,062,000 for the nine months ended October 2, 1993, an increase of $412,694,000 or 77%. Product revenues for the first nine months of 1994 were $921,608,000 compared to $516,226,000 for the first nine months of 1993, an increase of $405,382,000 or 79%. While the Company expects revenue to continue to grow in its markets throughout 1994, such growth may not, on a percentage basis, continue at the levels experienced in the first nine months of 1994.

The increase in net sales was due primarily to the continued strong demand for the Company's Symmetrix and Harmonix series of Integrated Cached Disk Array ("ICDA") based products. Revenues from the Symmetrix series of products in the IBM Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull") mainframe markets increased by $393,373,000 or 94%, from $420,256,000 in the first nine months of 1993 to $813,629,000 in the first nine months of 1994. Revenues from the Harmonix series of IBM compatible midrange disk products, increased by $15,636,000 or 24%, from $64,947,000 in the first nine months of 1993 to $80,583,000 in the first nine months of 1994. The Company generated approximately 96% and 91% of its product revenues from sales of ICDA-based products in the first nine months of 1994 and 1993, respectively. It is expected that revenues from ICDA-based products for the mainframe and midrange storage markets will remain the major component of the Company's revenues throughout 1994.

Revenues on product sales into the markets of North and South America increased by $244,414,000, or 71%, to $590,445,000 in the first nine months of 1994 from $346,031,000 in the first nine months of 1993. This increase was primarily due to increased unit sales of the Symmetrix 5500 series of products in the IBM mainframe storage market, from which revenues increased by $265,954,000, or 239%, to $377,393,000 in the first nine months of 1994 from $111,439,000 in the first nine months of 1993. Increases in Symmetrix 5500 product sales in this region were partially offset by decreases in sales of the Company's earlier versions of Symmetrix products.

Revenues on product sales into the markets of Europe, Africa, and the Middle East increased by $129,115,000, or 88%, to $276,400,000 in the first nine months of 1994 from $147,285,000 in the same period of 1993, due primarily to growth in unit sales of the Symmetrix series of products in the IBM and Bull mainframe storage markets.

Revenues on product sales into the markets in the Asia Pacific region increased by $31,853,000, or 139%, to $54,763,000 in the first nine months of 1994 from $22,910,000 in the same period of 1993, primarily due to growth in unit sales of the Symmetrix 5500 series of products in the IBM mainframe storage market. The Company strengthened its sales presence in the Asia Pacific region with the formation of EMC Japan in January 1994.



                            -13-
                       EMC CORPORATION

The Company has OEM agreements with Bull and Unisys. Revenues from product sales of the Symmetrix series of products to Bull increased by $25,719,000, or 250%, from $10,297,000 in the first nine months of 1993 to $36,016,000 in the first nine months of 1994. Revenues from product sales of the Symmetrix series under the OEM agreement with Unisys increased by $882,000, or 3%, from $31,691,000 in the first nine months of 1993 to $32,573,000 in the first nine months of 1994.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service amounted to 47.2% in the first nine months of 1994 versus 49.6% in the first nine months of 1993. The improvement in the cost of sales percentage was due primarily to increased sales in the higher margin Symmetrix series of products through the Company's direct sales force in 1994 over 1993.

Research and Development

Research and development ("R&D") expenses were $81,000,000 and $40,671,000 in the first nine months of 1994 and 1993, respectively, an increase of $40,329,000, or 99%. R&D expenses were 8.6% and 7.6% of revenues in the first nine months of 1994 and 1993, respectively. Increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff. Increases in the first nine months of 1994 over the same period in 1993 reflect the costs of the Company's R&D facilities at Epoch, Copernique and Array and at EMC's subsidiary in Israel. The Company expects to continue to spend substantial amounts for R&D throughout 1994.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $175,269,000 and $113,956,000 in the first nine months of 1994 and 1993, respectively, an increase of $61,313,000 or 54%. SG&A expenses were 18.5% and 21.3% of revenues in the first nine months of 1994 and 1993, respectively. The dollar increase in SG&A spending reflects costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its OEM and international distribution programs. SG&A expenses are expected to increase throughout 1994 approximately in proportion to growth in revenues.


                            -14-
                       EMC CORPORATION


Investment Income and Interest Expense

Investment income was $15,549,000 and $5,707,000 in the first nine months of 1994 and 1993, respectively. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income in 1994 is higher primarily due to higher average cash balances throughout the period, primarily due to the availability of funds received in the December 1993 and January 1994 offerings of the Notes.

Interest expense increased from $4,230,000 in the first nine months of 1993 to $11,247,000 in the first nine months of 1994, mainly due to interest accruals required on the Notes.

Other Expense, Net

Other expense, net was $1,950,000 and $2,494,000 in the first nine months of 1994 and 1993, respectively. Other expense in 1994 included $1,359,000 of currency transaction losses, $800,000 in amortization of charges deferred in the offerings of the Notes and Debentures, $848,000 in amortization of patents and $396,000 in losses on sale of assets and other miscellaneous losses totaling $476,000, net of income from sales of assets of $326,000, technology fees of $1,125,000 and $478,000 in minority interest in subsidiary. Other expense in the first nine months of 1993 related to a net loss on disposal of assets of $1,885,000, technology license costs of $417,000, currency transaction losses of $1,757,000 and other expenses of $189,000, net of other income of $1,754,000 primarily from technology license fees.

Provision for Income Taxes

The provision for income taxes was $72,912,000 and $33,267,000 in the first nine months of 1994 and 1993, respectively, which resulted in effective tax rates of 29.7% and 29.3%, respectively. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis. In addition, net operating loss carrybacks were not available in all countries in which the Company expects to, or did, experience losses in 1994 and 1993.

                            -15-
                       EMC CORPORATION

FINANCIAL CONDITION

Since January 1, 1994, cash and cash equivalents decreased by $113,048,000 caused primarily by the Company's transfer of approximately $117,586,000 of cash equivalents into long-term investments. Major sources of cash in the first nine months of 1994 included proceeds from the Company's issuance of $29,600,000 of Notes in January 1994 under the overallotment provision of the December 1993 offering, and increases in accounts payable and accrued expenses of $70,643,000 and $32,758,000, respectively. Major uses of cash in the first nine months of 1994 included the purchase of Copernique stock, the acquisition of certain assets of Array, and increases in property, plant and equipment of $71,358,000 needed to support the continued growth of the Company. The Company's working capital increased by $34,977,000 in the first nine months of 1994 from $516,876,000 at January 1, 1994 to $551,853,000 at October 1, 1994, mainly due to increased receivable and inventory balances.

Current net trade and notes receivable increased by $138,494,000, or 88%, during the first nine months of 1994, supporting a 77% increase in revenues during the first nine months of 1994 over the first nine months of 1993.

The increase in inventory, from $118,263,000 at January 1, 1994, to $238,787,000 at October 1, 1994 was necessary to support revenue volume increases primarily with respect to the Company's ICDA-based products. This increase is related to the inventory investment required to support the extensive test cycles and customer evaluations for the Company's ICDA-based products.

Based on its current operating and capital expenditure forecasts, the Company believes funds currently available and funds generated from operations will be adequate to finance its operations. In addition, the Company has available to it a $50 million line of credit that may be utilized from time to time.



                            -16-
                       EMC CORPORATION

                          PART II.

                      OTHER INFORMATION

Item 1.   Legal Proceedings

On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages, plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint and denied STK's allegations. In addition, EMC counterclaimed against STK alleging that the patents in suit are invalid and unenforceable. EMC has subsequently added counterclaims based on antitrust laws and implied license theories. In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest. In a hearing on October 12, 1994, two of the three patents in suit were dismissed by the Court with prejudice. Discovery in the matter is currently in process and expert witness reports have been exchanged. The originally scheduled trial date of October 24, 1994 has been postponed to an undetermined date.

Item 6.   Exhibits and Reports on Form 8-K

       (a)Exhibits

          11.1     Computation of Primary and Fully Diluted Net
                   Income Per Share
                   (filed herewith).

       (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company for the quarter ended October 1, 1994.





                            -17-
                       EMC CORPORATION


                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMC CORPORATION



Date:  November 10, 1994  By:  /s/ W. Paul Fitzgerald
                                W. Paul Fitzgerald
                                Senior Vice President, Finance and
                                Administration, Chief Financial Officer
                                 and Treasurer (Principal Financial Officer)



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

                        EXHIBIT INDEX




Exhibit 11.1    Computation of Primary and Fully Diluted Net Income
                Per Share





                       EMC CORPORATION

Exhibit 11.1   Computation of Primary and Fully Diluted Net
               Income Per Share
               (Amounts in thousands except share and per share data)

                   Three Months Ended        Nine months Ended
                   October 1,  October 2,    October 1,  October 2,
                     1994        1993            1994      1993
Primary

Net income              $69,395    $38,487    $172,804     $80,288
Add back interest expense
 on convertible notes     2,440         --       7,292          --
Less tax effect on interest
 expense on convertible
 notes                     (976)        --      (2,917)         --
Net income for purposes
 of calculating primary
 net income per share   $70,859    $38,487    $177,179     $80,288

Weighted average shares
 outstanding during
 the period         195,075,782  184,394,752  192,189,894  178,193,432

Common equivalent
 shares              23,255,484   16,607,982   24,367,834   15,847,436

Common and common equivalent shares
 outstanding for purpose
 of calculating primary net
 income per share   218,331,266  201,002,734  216,557,728  194,040,868

Primary net income
 per share (Note 5)       $0.32        $0.19        $0.82        $0.41


Fully Diluted

Net income              $69,395      $38,487     $172,804      $80,288
Add back interest expense
 on convertible notes
 and debt                 3,156          927        9,644        2,799
Less tax effect on
 interest expense on
 convertible notes
 and debt               (1,263)         (371)      (3,859)      (1,083)
Net income for purpose
 of calculating fully
 diluted net income
 per share             $71,288       $39,043     $178,589      $82,004

Common and common
 equivalent shares
 outstanding for purpose
 of calculating primary
 net income per share  218,331,266  201,002,734  216,557,728  194,040,868

Incremental shares to reflect
 full dilution, primarily from
 convertible subordinated
 debentures             15,884,597   20,109,372   17,195,237   21,595,748

Total shares for purpose of
 calculating fully diluted
 net income per share  234,215,863  221,112,106  233,752,965  215,636,616

Fully diluted net income
 per share (Note 5)          $0.30        $0.18        $0.76        $0.38