Form 10-K
EMC CORP
filed 1995-03-29
CIK 790070

_____________________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


                     _________________


                         FORM 10-K


           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year Ended December 31, 1994	     Commission File No 1-9853



                     EMC CORPORATION



        Massachusetts   					       No. 04-2680009
        State of Incorporation	     I.R.S. Employer Identification Number


     171 South Street, Hopkinton, Massachusetts  01748
                Telephone:  (508) 435-1000
__________________________________________________________________

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                         FORM 10-K

        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended:				Commission File Number 1-9853
December 31, 1994
                      EMC CORPORATION
   (Exact name of registrant as specified in its charter)

         Massachusetts               	04-2680009
(State or other jurisdiction			    	  (I.R.S. Employer Identification
of organization or incorporation)				          Number)

                     171 South Street
              Hopkinton, Massachusetts  01748
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

	The aggregate market value of voting stock held by nonaffiliates of the registrant was $2,957,754,467 as of March 15, 1995.

	The number of shares of Common Stock, $.01 par value, outstanding as of March 15, 1995 was 200,322,666.

DOCUMENTS INCORPORATED BY REFERENCE

	The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1995.

ITEM 1.  BUSINESS

	EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support high performance storage products and provide related services for mainframe and midrange computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull"). The Company recently announced a family of products aimed at the open systems storage marketplace. The Company develops its products by integrating technologically advanced industry standard components and devices with Company designed proprietary controller technology to produce storage products that enhance the performance, reliability, availability and functionality of computer systems.

	The Company's principal products are based on Integrated Cached Disk Array ("ICDA") technology which combines high-speed semiconductor cache memory with an array of industry standard disk drives. ICDA-based products represented approximately 93% of the Company's revenues in 1994, 91% in 1993 and 74% in 1992. These products include the Symmetrix series of high speed ICDA-based storage systems for the IBM and IBM-compatible, Unisys and Bull mainframe computer markets. In November 1992, the Symmetrix product line was expanded to include the Model 5500 which features storage capacities of up to 360 gigabytes ("GB's"), hardware and channel redundancy, full system battery backup, nondisruptive component upgrade and replacement, and remote diagnostic features. In May 1994, the Company introduced an expanded version of the Model 5500, extending its capacity to over one terabyte of storage.
The Company also markets the Harmonix series of high speed ICDA-based storage systems for the IBM AS/400 midrange computer market. In November 1994, the Company introduced its Centriplex family of ICDA products for the developing open systems storage marketplace.

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

Company Strategy

	The Company's objective is to be a leading provider of high performance, high reliability storage systems to selected mainframe and midrange computer markets as well as the open systems storage market.  Over the past decade the technological advances made in central processing units ("CPUs") have far exceeded advances made in the area of data storage systems.  These CPU advances have created an input/output bottleneck which limits the performance of computer systems running applications that require frequent and high speed access to data.  The Company's products have been designed to significantly reduce this performance bottleneck.  The major elements of the Company's strategy are set forth below.

Innovative Architectural Design

	The Company has developed a common product architecture, called MOSAIC:2000, on which its principal products are based. This architectural framework is based upon a modular design and industry standard interfaces that allows new technologies to be incorporated more rapidly than with traditional architectures and enhances portability to non-IBM environments. This facilitates upgrades and enhancements that can extend the useful life of the Company's storage systems and also extend the useful life of the customer's CPU.

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

Multi-Channel Distribution Focus

	The Company's strategy is to continue to expand in four distinct product markets: the IBM and IBM-compatible mainframe market, the IBM AS/400 midrange market, the OEM market and the open systems storage market. To access these markets the Company has adopted a multi-channel distribution approach. The Company utilizes a direct sales force in the U.S., Canada, Europe and Japan. The Company also utilizes third party distributors and OEMs.

Mainframe Market

	The mainframe storage market is estimated to be a multibillion dollar market which the Company has penetrated with its ICDA-based products.  The Company believes that it is currently the leading manufacturer of storage systems that allow users to bridge the gap between the speed at which the CPU can process data and the traditional storage device's ability to provide the data to the
CPU.

	Product sales to the mainframe storage market represented approximately 88%,
82% and 70%, respectively, of EMC's 1994, 1993 and 1992 product revenue.  In
September 1990, EMC introduced the Symmetrix series of ICDA-based products for
IBM and IBM-compatible mainframe computers.  Symmetrix was the first commercially available disk storage system for the IBM mainframe marketplace that utilized arrays of smaller, industry standard 5 1/4"  disk drives as an alternative to the larger more expensive disk drives that traditionally had been used with mainframe computers.  By combining these smaller disk drives with an integrated control unit, large amounts of cache memory and battery backup, Symmetrix provides the user with what the Company believes to be the highest performing disk storage product available in the marketplace today.
As a result of this integrated design, Symmetrix also occupies a smaller footprint and has lower operating costs than data storage systems based on conventional technology.

	Since the introduction of the first Symmetrix model, the Model 4400 with a maximum capacity of 24 GB's, EMC has added additional models that are both smaller (the Model 4200 with a capacity of up to 16 GB's) and larger (the
Model 4800 with a capacity of up to 90 GB's) than the original.  In November
1992, EMC introduced a new series of Symmetrix products called the Model 5500 (with a capacity of up to 360 GB's). The Model 5500 has many built-in redundancy features allowing for continuous operation of the disk storage system. This is particularly attractive to users whose data storage requirements are dependent upon high performance and continuously available data for mission critical applications. Each Model 5500 contains EMC's Auto
Call feature, which automatically generates a diagnostic phone call from the unit to EMC's 24 hour Remote Support Facility if the unit detects a possible problem. The Company has continually enhanced the Symmetrix family of products with additional features and improved performance through a combination of hardware and microcode enhancements. For example, in September 1993, EMC announced the Model 4208-2S which increased the capacity of the Symmetrix Model 4200 from 8 GB's to 16 GB's by using 3 1/2" disk technology. In May 1994, the Company introduced an expanded version of the Model 5500, extending its capacity to over one terabyte of storage. The
5200 series was also introduced in May 1994 with capacities ranging from 32
GB's to 272 GB's. The wide range of Symmetrix models allows EMC to broaden its marketing efforts to address the storage needs of virtually all sizes of IBM mainframe computer users.

	EMC also designs and manufactures plug compatible main memory products for IBM air cooled model 9121 mainframe computers and provides plug-in storage modules for IBM 3990-3 cache control units.

Midrange Market

	The Company believes that there is a large portion of the IBM AS/400 midrange storage market that has not been penetrated by the Company's ICDA-based products.

	Midrange revenues grew modestly during 1994, with product sales to the midrange storage market representing approximately 10%, 15% and 28%,
respectively, of EMC's product revenue in 1994, 1993 and 1992.   In 1992, the

Company introduced the first ICDA-based storage systems for the IBM AS/400 midrange computer market. This series of products, called Harmonix, uses both 5 1/4" and 3 1/2" disk drives integrated with cache memory to provide high performance, high capacity storage solutions for the AS/400 user. During 1994, the Company expanded the Harmonix product line to allow the Company to reach new users by including models featuring high capacity at a lower cost as well as other models emphasizing high availability.

	EMC also offers the Champion line of 8 millimeter ("mm") based Intelligent Cached Tape Subsystems, which provides AS/400 users with high capacity, high performance and unattended backup. These products feature an advanced controller design and cache buffer combined with the ability to interleave data to up to four 8 mm tape transports simultaneously, greatly improving the speed of the backup operations. EMC's August 1993 acquisition of Magna Computer Corporation ("Magna") augmented the Champion line of tape products by adding
4 mm and additional 8 mm and reel to reel tape products to the Company's product portfolio.

	The Company also provides main memory upgrades for selected AS/400 CPU models.

OEM Market

	The MOSAIC:2000 framework and the inherent flexibility of its open system make EMC's products well suited to be sold by strategic OEMs in partnership with the Company.

	Since January 15, 1992, EMC has had an OEM agreement with Unisys for the sale of Unisys-compatible Symmetrix products. This agreement currently extends through December 31, 1998. As of December 1994, a Unisys-compatible version of the Company's Modarray I product was added to this agreement. Unisys maintains worldwide marketing rights to both the Symmetrix and Modarray I products for use with Unisys systems under certain terms and conditions.

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

Open Systems Storage Market

	In May 1993, the Company formed a Client/Server Division to develop storage products for the growing open systems storage market.  In November 1994, this division became known as the Open Storage Group.  The Company believes that this market requires sophisticated data management technology to allow for sharing of information while maintaining data integrity and reliability.  The
Company's efforts are currently focused on further refining and developing a marketing strategy and business plan for selling products into the open systems storage market.  In November 1994, the Open Storage Group introduced the Centriplex family of ICDA products aimed at the open systems storage marketplace.  Centriplex connects up to eight heterogeneous open systems platforms to a single scalable storage device.  In 1993 and 1994, revenues from the Company's Open Storage Group were immaterial.


Marketing and Customers

	EMC markets its products through multiple distribution channels, including its direct sales force, selected distributors and OEMs.  The Company has a direct sales presence throughout North America and Europe, and in parts of the Asia
Pacific region and uses distributors as its primary distribution channel in the rest of the Asia Pacific region, the Middle East, Africa and South America.
Over the past two years, the Company has expanded its North American and
European sales and marketing organizations significantly and currently is expanding its sales and marketing organizations in the Asia Pacific region.
In this regard, in January 1994, the Company and its existing Japanese distributor jointly formed a company in Japan, in which the Company held a
60% interest.  Through this entity, during 1994, the Company acquired and expanded its direct sales force in Japan.  In December 1994, EMC purchased an additional 35% of this venture from the Japanese distributor, thereby making EMC the owner of 95% of the joint venture company.

	During 1994, the Company derived 63% of its product revenue from shipments into North and South America, 32% from shipments into Europe, the Middle East and Africa, and 5% from shipments into the Asia Pacific region. EMC's marketing and sales personnel are organized into mainframe, midrange and open storage customer groups to ensure that the necessary expertise is available to understand the customer's requirements and properly apply the Company's product solutions. In addition, the Company has dedicated personnel to support the needs of its distributors and OEM customers, both domestically and internationally.

Operations

	EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. The majority of EMC's products are manufactured and tested at the Company's facilities in Hopkinton, Massachusetts and Cork, Ireland. Products manufactured by subcontractors in the U.S. and Europe are assembled in accordance with production standards and quality controls established by EMC. The Company discontinued board assembly at its Canovanas, Puerto Rico facility in February 1994 and such assembly is now being performed by existing subcontractors. The Company believes its present level of manufacturing capacity, along with its current plans for expansion, will be sufficient to accommodate its requirements.

	 The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. In some instances there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time during 1994, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products.
During the latter part of 1994, the Company experienced difficulties in the performance of certain disk drives, which required the Company to take certain remedial measures, including mirroring of drives in selected systems.
The Company is currently working with the vendor to correct these problems and is also seeking alternative sources of supply. If such shortages and/or performance problems were to intensify, the Company could lose some time-sensitive customer orders and this could affect quarterly revenues.

	The Company has implemented a Total Quality Management philosophy to ensure the quality of its designs, manufacturing process and suppliers.

	The Company's U.S. operation currently holds an ISO 9001 Certificate of Registration from National Quality Assurance, Ltd. This internationally recognized endorsement of ongoing quality management represents the highest level of certification available. The Company's Irish manufacturing operation also holds ISO 9002 certification. The Company's principal manufacturing operation in Hopkinton has also been awarded Class A MRP II status by an independent evaluation organization.

Manufacturing Risks

	The Company's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small performance margins. If flaws in design or production occur, the Company could experience a rate of failure in its products that would result in substantial costs for the repair or replacement of defective products and potential damage to the Company's reputation. Continued improvement in manufacturing capabilities, control of supplier quality and manufacturing costs will be critical factors in the future growth of the Company. The Company frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. The Company's failure to monitor, develop and implement appropriate test and manufacturing processes for its products, especially the Symmetrix and Harmonix series, could have substantial adverse effects on the Company's operations and ultimately on its financial results.

Competition

	EMC competes primarily with IBM in the sale of storage products in the IBM and IBM-compatible mainframe and midrange marketplaces. The Company believes that it has a number of competitive advantages over IBM, especially in the areas of product performance, cost of ownership, and time-to-market. While the Company believes that its ICDA technology provides a significant technological advantage, competition in this area has begun and may increase significantly in the future, which could adversely affect the Company's profitability. The Company also realizes that IBM has certain competitive advantages including significantly greater financial and technological resources, a larger distribution capability, earlier access to customers and a greater level of customer loyalty. Other important elements of competition in the computer storage industry are product reliability and quality, continuing technological improvements, marketing and customer service, and product design.

	There are also a number of independent competitors in each of EMC's markets.
In the mainframe market those competitors include Hitachi Data Systems, Inc.,
Amdahl Corporation and Storage Technology Corporation ("STK").  In the
midrange market, competition has historically come from smaller companies, as well as IBM and STK.  EMC believes that it has similar advantages over these midrange competitors, but increased competition from these or future entrants could adversely affect the Company's profitability.  In the open systems market, the Company's major competitors include IBM, Hewlett-Packard Company,
Sun Microsystems, Inc., and AT&T Corporation.

Technological Factors

	The computer data storage industry is characterized by rapidly changing technology and user needs which require ongoing technological development and introduction of new products. Recognizing this fact, the Company has developed a storage system architecture called MOSAIC:2000 to allow the Company to take advantage of technological developments. By employing this architectural approach to product development, EMC is able to quickly integrate new technologies into its basic design. The Company works closely with its suppliers to understand their technology direction and to plan for the integration of this technology into its product architecture. The Symmetrix series, the Harmonix series and the Centriplex family of products all use the MOSAIC:2000 architecture.

	In 1994, sales of the Symmetrix series remained the most significant source of revenues for the Company and sales of such products are expected to continue to be the most significant source of revenues during 1995.  In April 1992, EMC released a new series of midrange disk storage systems, the Harmonix series, which have also become a significant source of revenues for the Company.  The
Company expects competition in the sales of ICDA-based products to increase and there can be no assurance that the Symmetrix series and Harmonix series of products will continue to achieve market acceptance.  Significant delays in the development of ICDA technology for future products or product enhancements would be to the advantage of the Company's competitors, many of whom have significantly greater resources, and could ultimately affect the Company's financial condition.  Furthermore, the continued development of ICDA technology and its incorporation into the Company's future generations of products cannot be assured even with significant additional investments.

Product Development

	EMC's ability to compete successfully in present and future markets depends upon the timely development and introduction of products offering price/
performance or capacity advantages and compatibility with the computer systems for which they are designed.  Achieving these goals requires that the Company remain abreast of changing technology and design products that operate within the architecture of various computer systems and deliver performance or capacity advantages not offered by the original systems developer or by other storage competitors.  Moreover, the computer industry is subject to rapid technological developments.  Consequently, achieving such goals may become more difficult, costly and time consuming as a result of technological developments that cannot now be foreseen.  Research and development costs were $117,922,000, $58,977,000 and $33,591,000 for the fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993, respectively.

Working Capital

	It is typical for companies in the computer industry to require significant amounts of working capital to finance inventory and receivables.  The Company believes that its working capital requirements are in accordance with industry practices.  In 1994, the Company financed its working capital requirements from internally generated funds and existing cash and investments.  This also includes the net proceeds of $229,600,000 received from the sale in December
1993 of 41/4% Convertible Subordinated Notes due 2001 (which includes exercise of the underwriters' over-allotment option).  As of February 1, 1995, the
Company had available for use its entire $65,000,000 of credit lines and the
Company may elect to borrow capital at any time to fund new growth opportunities.  As the Company's product mix shifts to higher cost products with longer sales cycles, the Company's need for working capital is expected to increase.

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

Employees

	As of February 28, 1995, EMC had approximately 3,375 employees worldwide including temporary employees. Continued growth in the Company's business will require the hiring of additional qualified personnel. Under current market conditions, the Company does not expect to encounter any difficulty in hiring such personnel. None of the Company's domestic employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

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

Patents

	EMC has twenty-two (22) U.S. patents and has approximately one hundred
(100) patent applications pending in the U.S. and foreign patent offices relating to its products for the mainframe, midrange and open systems storage markets. While the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that any patents will issue or that any patent issued can be successfully defended. In any case, the Company believes that patents are of less significance in its industry than such factors as innovative skills, technological expertise and the management ability of its personnel.

Earnings Fluctuations

	Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announce-
ments by the Company and its competitors, and (iv) fluctuating currency exchange rates, the Company's period-to-period revenues and earnings can fluctuate significantly.

Recent Developments

	In February 1995, the Company notified holders of the 6 1/4% Convertible Subordinated Debentures due 2002 that the Company intends to call the Debentures on April 1, 1995, unless the holders choose to convert on or prior to such date. As of the date of the Company's notice, $39,531,000 aggregate principal amount of the Debentures were outstanding.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company is active in one business segment: designing, manufacturing and marketing high performance storage products. Information by geographic area is presented below with exports shown in their area of origin. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and Asia and by direct sales from the parent corporation or its Irish manufacturing subsidiary. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                  	  	   Europe,
	     	     North/South  Middle East,  	 Asia		                   Consolidated
		            America	   Africa	         Pacific	  Eliminations 	 Total

1994
Sales 	    	$871,048,000 $449,467,000 $56,977,000  $---	        $1,377,492,000
Transfers
 between
	areas      	123,587,000	  61,577,000	   	110,000 (185,274,000)	          	---
Total sales	 994,635,000 	511,044,000	 57,087,000 (185,274,000)  1,377,492,000
Income (loss) from
 operations	 155,544,000	 196,658,000	    (97,000)  (1,573,000)  	 350,532,000
Identifiable assets at
	year end  1,230,883,000  171,233,000  36,437,000 (121,053,000)  1,317,500,000

1993
Sales	     	$526,771,000	$251,363,000 	$4,487,000 	$      ---	    $782,621,000
Transfers
 between
 areas      	100,237,000  	83,726,000  	      --- (183,963,000)           	---
Total sales 	627,008,000	 335,089,000	  4,487,000	(183,963,000)	   782,621,000
Income (loss) from
	operations 	107,512,000	  70,324,000   	(990,000)  	3,582,000    	180,428,000
Identifiable assets at
	year end   	684,576,000	 192,682,000	  2,383,000	 (49,995,000)	   829,646,000

1992
Sales	     	$263,465,000	$111,117,000	$11,124,000	 $       ---   	$385,706,000
Transfers
 between
	areas	       83,813,000	  36,303,000		       ---	(120,116,000)          		---
Total sales 	347,278,000	 147,420,000	 11,124,000	(120,116,000)	   385,706,000
Income from
 operations	  34,915,000	  25,008,000	  1,255,000	 (12,603,000)	    48,575,000
Identifiable assets at
	year end	   252,308,000	  98,232,000	  4,309,000 	(16,069,000)	   338,780,000

ITEM 2.  PROPERTIES

	The Company's mainframe marketing, research and development, and manufacturing functions are located in a 229,000 square foot complex at 171 South Street in
Hopkinton, Massachusetts.  This building complex consists of a building purchased in December 1986, and an adjacent building constructed in 1988 and occupied in January 1989.  The Company currently intends to expand this building in the future.  In October 1992, EMC purchased a 62,000 square foot facility and an additional 6 acres of land at 42 South Street in Hopkinton,
Massachusetts.  This facility has been renovated by the Company and is in use as its customer demonstration center and for certain administrative functions.
In November 1993, the Company transferred certain of its corporate and administrative functions to a leased 80,000 square foot building at 35 Parkwood
Drive in Hopkinton, Massachusetts.

	In July 1994, the Company leased a 255,000 square foot building at 5-9 Technology Drive, Milford, Massachusetts that is in use for the Company's customer service department and the Company's Open Storage Group. The Company currently leases other buildings in Hopkinton, Massachusetts for certain manufacturing and quality control functions.

	Production currently is carried on in the Hopkinton facility at 171 South Street, the Milford facility and an 87,000 square foot facility owned by the Company in Cork, Ireland. The Company discontinued production at its Canovanas, Puerto Rico facility in February 1994 and closed the facility completely in March 1994.

	The Company also leases space for its sales and service offices worldwide.

ITEM 3.  LEGAL PROCEEDINGS

	On June 10, 1993, Storage Technology Corporation ("STK") filed suit against
EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents.  In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages, plus attorney's fees and costs.  On July 20, 1993, EMC answered the complaint, denied STK's allegations and counterclaimed.  In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest.  In a court hearing on October 12, 1994,
STK's claims on two of the three patents were dismissed with prejudice.
Discovery on the sole remaining patent in the matter is currently in process.
The originally scheduled trial date of October 24, 1994 has been postponed.

	On September 23, 1994, EMC filed suit against STK in the United States District Court for Delaware alleging that STK is infringing one EMC patent.
In the complaint, EMC seeks injunctive relief and unspecified damages, including treble damages, plus attorney's fees and costs. On October 12, 1994, STK answered the complaint, denied any infringement and counterclaimed. STK has subsequently filed an additional counterclaim. EMC has denied STK's allegations. Discovery on this case is currently in process. A trial is expected in late 1995.

	The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report

EXECUTIVE OFFICERS OF THE REGISTRANT

	The executive officers of the Company are as follows:

Name			              	Age		   Position
Richard J. Egan		      59	   	Chairman of the Board and Director
Michael C. Ruettgers 		52	   	President, Chief Executive Officer
					                         and Director
W. Paul Fitzgerald   		54	   	Senior Vice President, Finance and
					                        	Administration, Chief Financial Officer,
						                        Treasurer and Director
John R. Egan		        	37		   Executive Vice President, Worldwide Sales
					                        	and Marketing and Director
Harold P. Ano	        	46	   	Senior Vice President, Marketing
L. Daniel Butler	     	56	   	Senior Vice President, Customer Service
Raymond Fortune	      	55	   	Senior Vice President, International Sales
Michael L. Schoonover 	46	   	Senior Vice President, Operations
Neal M. Waddington		   48	   	Senior Vice President and General Manager,
				                        		Open Storage Group
Paul T. Dacier		       37	   	Vice President and General Counsel
Michael R. Grilli		    55	   	Vice President, Strategic Accounts
Paul E. Noble, Jr.	   	39   		Vice President and General Manager,
					                        	OEM Operations
Colin G. Patteson		    46		   Vice President and Controller
Michael G. Salter	    	58	   	Vice President and General Manager, Asia
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

	W. Paul Fitzgerald has been a Director of the Company since March 1991. Since January 1988, he has been Senior Vice President, Finance and Administration and Chief Financial Officer of EMC. In October 1991, Mr. Fitzgerald was elected Treasurer of the Company. From January 1985 to January 1988, he was Vice President, Finance of EMC. Mr. Fitzgerald has resigned as Chief Financial Officer and Treasurer of the Company, effective as of March 31, 1995 and as an employee of the Company effective July 31, 1995. He will, however, remain as a Director of the Company.

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

	Raymond Fortune joined EMC in July 1994 as Senior Vice President, International
Sales.  From November 1989 to March 1991, Mr. Fortune was Executive Vice
President of Commercial Products, and from May 1993 to June 1994 he was Chief
Operating Officer, at Kendall Square Research Corporation, a computer manufacturer.  From May 1991 to April 1993, Mr. Fortune was Chief Executive
Officer at Ultra Network Technologies, Incorporated, a high speed networking products manufacturer.

	Michael L. Schoonover joined EMC in April 1991 as Vice President of Manufacturing Operations and in February 1993 he became Senior Vice President of Operations at EMC. From September 1988 through March 1991, Mr. Schoonover was Vice President of Operations at Westerbeke Corporation, a manufacturer of marine power products.

	Neal M. Waddington joined EMC in November 1994 as Senior Vice President and General Manager of EMC's Open Storage Group. From May 1992 to October 1994, Mr. Waddington was Vice President and General Manager of the Integrity Systems Division of Tandem Computers Incorporated, a computer manufacturer. From October 1991 to April 1992, Mr. Waddington was Vice President-Marketing and President of North American Sales at Concurrent Computer Systems, a computer manufacturer. From May 1990 to June 1991, he was Vice President of

Marketing at Sequent Computer Systems, a computer manufacturer. Previously, Mr. Waddington held various senior-level positions at Sperry Computer Systems and Unisys, computer manufacturers, in senior marketing, product development and division general management positions.

	Paul T. Dacier joined EMC in March 1990 as General Counsel and became Vice President and General Counsel in February 1993. Prior to joining EMC he was Senior Counsel, Corporate Operations at Apollo Computer Inc., a computer manufacturer, from January 1987 to January 1990.

	Michael R. Grilli has been Vice President of Strategic Accounts for the Company since January 1995. From October 1993 to January 1995, he was Vice President-Sales, Europe, Middle East and Africa for EMC. From January 1993 to September 1993, he was Vice President, Europe and from October 1989 to December 1992, he was Southern Area Manager for EMC.

	Paul E. Noble, Jr. has been Vice President and General Manager of OEM Operations at the Company from June 1992 to present. From June 1989 through May 1992 he was a Vice President of Sales and from March 1987 to May 1989, he was Vice President of Customer Service at EMC.

	Colin G. Patteson joined EMC in January 1989 as European Controller. In March 1991 he became Corporate Controller and in February 1993 he became Vice President and Controller. Effective as of April 1, 1995, Mr. Patteson will become Chief Financial Officer and Treasurer of the Company.

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

*************
	EMC2, Symmetrix, Harmonix, Centriplex, ICDA, Champion, Modarray and
MOSAIC: 2000 are trademarks of EMC Corporation. IBM and AS/400 are registered trademarks of IBM Corporation.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS


	EMC's common stock $0.01 par value (the "Common Stock") began trading on the over-the-counter market on April 4, 1986 under the NASDAQ symbol EMCS. On March 22, 1988, the Company's stock began trading on the New York Stock Exchange under the symbol EMC.

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

	 Fiscal 1994	         High		       Low

	 First Quarter	     $23.00	     $15.50
	 Second Quarter	     21.25	      12.63
	 Third Quarter	      20.13	      12.75
	 Fourth Quarter		    24.00 		    18.25

 	Fiscal 1993	         High	        Low

 	First Quarter	     $ 7.19	     $ 5.13
 	Second Quarter     	11.31       	5.81
 	Third Quarter	      19.00	      10.13
 	Fourth Quarter	     19.50	      14.75


	As of March 15, 1995, there were approximately 3,900 holders of record of the
Company's Common Stock.

	The Company has never paid cash dividends on its Common Stock.  While subject to periodic review, the current policy of its Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
EMC Corporation
(amounts in thousands except per share amounts)

Summary of Operations

                      	1994	    1993	    1992	    1991	    1990

Revenues	        $1,377,492	$782,621	$385,706	$260,337	$189,734
Operating income   	350,532 	180,428 	 48,575	  20,378	   3,888
Net income         	250,668	 127,122	  29,508	  11,409	   3,527
Net income per
 weighted average
 common share
 (fully diluted) (1) 	$1.10   	$0.60   	$0.16 	  $0.07 	  $0.02
Weighted average
  common shares (fully
  diluted) (1)	     234,255 	217,225	 190,548	 166,220	 158,523

Other Statistics
Working capital  	$ 600,341 $516,876 $149,335	$ 77,033 $ 81,177
Total assets	     1,317,500	 829,646	 338,780  205,503  167,547
Long-term
 obligations (2)	   286,106	 274,029	  76,093	  16,165	  16,814
Stockholders'
 equity	          $ 727,641	$419,094	$168,266	$135,009	$113,620

(1) In addition to common stock equivalents, fully diluted earnings per share for 1994 and 1993 reflect the dilutive effects of the Company's 4 1/4% Convertible Subordinated Notes due 2001 and the Company's 6 1/4% Convertible Subordinated Debentures due 2002. Fully diluted earnings per share for 1992 reflect the dilutive effects of the Company's 6 1/4% Convertible Subordinated Debentures due 2002.

(2) Excludes current portion of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	The following table represents certain statement of operations information stated as a percentage of revenues.

                    							         Fiscal year ended
						                     December 31,     January 1,     January 2,
						                            1994           1994           1993

Revenues:
	Net sales	                       97.5%	         96.8%	         94.7%
	Service and rental income	        2.5	           3.2	           5.3
		                               100.0	         100.0         	100.0

Cost and expenses:
	Cost of sales and service	       47.9	          48.7	          53.7
	Research and development	         8.6	           7.5	           8.7
	Selling, general and
   administrative	                18.1	          20.8	          25.0

Operating income	                 25.4	          23.0	          12.6

Investment income and
 interest expense, net	            0.5	           ---	          (0.3)

Other expense, net	               (0.1)	          ---	          (1.1)

Income before income taxes	       25.8          	23.0	          11.2

Provision for income taxes	        7.6	           6.8	           3.5

Net income	                       18.2%	         16.2%	          7.7%

Revenues

	Revenues increased by $594,871,000, or 76%, in 1994 from 1993 compared to an increase of $396,915,000, or 103%, in 1993 from 1992.  Revenues from net sales increased by $582,272,000, or 77%, in 1994 from 1993 levels, while revenues from service and rental income increased by $9,599,000, or 39%, in 1994 from 1993.

	In 1994, the Company continued to derive the majority of its revenues from the sale of disk systems, due primarily to the continued market acceptance and unit sales growth from products featuring the Company's Integrated Cached Disk Array
("ICDA") technology, which includes the Symmetrix, Harmonix and Centriplex series of products.  Revenues from the Symmetrix series in the IBM, Bull and
Unisys mainframe markets were $1,177,014,000 in 1994, $620,178,000 in 1993 and
$235,720,000 in 1992, representing an increase in 1994 from 1993 of
$556,836,000 or 90%.  Revenues from the Harmonix series were $110,717,000 in
1994, $92,672,000 in 1993 and $49,147,000 in 1992.  In 1994, the Company
generated approximately 94% of its revenue from sales of ICDA-based products

ITEM 7 continued...

versus approximately 91% and 74% in 1993 and 1992, respectively. It is expected that revenues from ICDA-based products will continue to be the most significant component of the Company's revenues in 1995. While the Company expects revenue to continue to grow in 1995, such growth may not, on a percentage basis, continue at the level experienced in 1994.

	Revenues on sales into the markets of North and South America increased by $346,750,000, or 67%, to $865,687,000 in 1994 from $518,937,000 in 1993 due primarily to increased unit sales of the Symmetrix series of products, including the Symmetrix 5500 series and the Symmetrix 5200 series which was introduced in 1994, both in the IBM mainframe storage market. Revenues on sales into the markets of North and South America from the Symmetrix series of products were $732,883,000 in 1994, or 85% of revenues in this region and $400,933,000 in
1993 or 77% of revenues in this region.

	Revenues on sales into the markets of Europe, the Middle East and Africa increased by $213,291,000, or 94%, to $439,524,000 in 1994 from $226,233,000 in 1993 due primarily to continued growth in unit sales of the Symmetrix series of products in the IBM, Bull and Unisys mainframe storage markets.

	Revenues on sales into the markets of the Asia Pacific region increased by $34,830,000, or 93%, to $72,281,000 in 1994 from $37,451,000 in 1993 due primarily to the growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market. The Company strengthened its sales presence in the Asia Pacific region with the formation of EMC Japan K.K. in January 1994.

	Worldwide revenue data presented in the segment footnote shows revenues on shipments originating from each area as follows. Revenues on shipments from the North and South American region were $871,048,000 and $526,771,000 in 1994 and 1993, respectively. Revenues on shipments from the Europe, Middle East and Africa region were $449,467,000 and $251,363,000 in 1994 and 1993, respectively. Revenues on shipments from the Asia Pacific Region were $56,977,000 and $4,487,000 in 1994 and 1993, respectively.

	The Company has Original Equipment Manufacturer ("OEM") agreements with Bull and Unisys.  The Company's OEM agreement for the sale of the Company's mainframe products as Unisys-compatible products to Unisys extends through December 31,
1998.  In February 1993, the Company entered into a three-year OEM agreement with Bull.  Pursuant to this agreement, EMC grants Bull the exclusive worldwide marketing rights, with the exception of Japan, to EMC's Symmetrix 4800 series of ICDA-based storage products for Bull mainframe computers, provided that Bull purchases all of its requirements for high speed cached disk array storage devices from EMC.  Failure by Bull in the future to purchase at least 45% of forecasted purchases at designated times, on a cumulative basis, may result in loss of exclusivity to Bull.

ITEM 7 continued. . . .

	Historically, the Company has competed with OEM manufacturers and other independent suppliers on the basis of product performance, quality and price. The Company expects that there will be performance and pricing pressures with respect to the sale of its products throughout 1995. See also "Cost of Sales and Service".

	The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. In some instances there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time during 1994, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. During the latter part of 1994, the Company experienced difficulties in the performance of certain disk drives, which required the Company to take certain remedial measures, including mirroring of drives in selected systems. The Company is currently working with the vendor to correct these problems and is also seeking alternative sources of supply. If such shortages and/or performance problems were to intensify, the Company could lose some time-sensitive customer orders and this could affect quarterly revenues.

Cost of Sales and Service

	As a percentage of revenue, cost of sales amounted to 47.9% in 1994, 48.7% in
1993 and 53.7% in 1992.  The improvement in the cost of sales percentage in
1994 and 1993 over 1992 was due primarily to continuing increased sales of the higher margin Symmetrix series of products through the Company's direct sales force. During 1994, the Company experienced some gross margin pressure in the mainframe and midrange product markets primarily due to competitive pricing pressures and the increased material costs associated with the need to specially configure selected systems on a mirrored basis.  The Company expects that pricing pressures are likely to continue.  Gross margins may be affected so long as pricing pressures continue and/or the Company maintains its disk mirroring program.

Research and Development

	Research and development ("R&D") expenses were $117,922,000, $58,977,000, and $33,591,000 in 1994, 1993 and 1992, respectively. As a percentage of revenue, such expenses were 8.6%, 7.5% and 8.7% in 1994, 1993 and 1992, respectively. Increases in R&D spending in 1994 and 1993 reflect additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff and other costs associated with the Company's Open Systems Storage Group and the Centriplex product. Increases in R&D

ITEM 7 continued...

spending in 1994 over 1993 also reflect the costs of the Company's R&D facilities at Epoch beginning in the third quarter of 1993, and at Copernique, Array and at EMC's subsidiary in Israel beginning in the first quarter of 1994. The Company expects to continue to spend substantial amounts for R&D in 1995.

Selling, General and Administrative

	Selling, general and administrative ("SG&A") expenses increased by $86,543,000, or 53% in 1994, $66,200,000, or 69% in 1993 and $19,567,000, or 26%, in 1992.
As a percentage of revenues, SG&A expenses were 18.1%, 20.8% and 25.0% in 1994,
1993 and 1992, respectively.

	The dollar increases in all three years were due primarily to costs associated with additional sales and support personnel, and related overhead costs, both domestically and internationally, required to support the increased revenue levels and the Company's initiative to expand its OEM and international distribution programs.  SG&A expenses are expected to increase in dollar terms in 1995, approximately in proportion to growth in revenues.

Investment Income and Interest Expense

	Investment income increased to $21,619,000 in 1994 from $7,988,000 in 1993 and
$3,830,000 in 1992.  Income was earned from investments in cash equivalents and long-term investments and from sales-type leases of the Company's products.
Investment income in 1994 increased due to higher average cash and investment balances caused primarily by the availability of funds from the issuance of the 4 1/4% Convertible Subordinated Notes due 2001 (the "Notes") in December
1993 and January 1994.  Investment income in 1993 increased due to higher average cash and investment balances caused primarily by the proceeds received from the sale of the Notes in December 1993, the offering of EMC common stock,
$.01 par value (the "Common Stock") in March 1993, and a full year's availability of funds from the issuance of the 6 1/4% Convertible Subordinated
Debentures due 2002 (the "Debentures") in March 1992.

	Interest expense increased to $15,311,000 in 1994 from $6,043,000 in 1993 and
$4,865,000 in 1992.  The increase of $9,268,000 in 1994 from 1993 levels was due primarily to the provision for interest payments due on the Notes throughout 1994.

Provision for Taxes

	The provision for income taxes was $104,716,000 in 1994, $52,534,000 in 1993 and $13,567,000 in 1992, which resulted in effective tax rates of 29.5%, 29%
and 32% in 1994, 1993 and 1992, respectively. The increase in the effective tax rate in 1994 from 1993 is mainly attributable to a decrease in tax credits.
The decrease in the effective tax rate in 1993 from 1992 is mainly attributable to an increase of tax benefits from the Company's Irish operations.

ITEM 7 continued...

	See Note C of the Notes to Consolidated Financial Statements for a detailed analysis of the Company's effective tax rates for 1994, 1993 and 1992.

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

Financial Position

	At the end of the fiscal years 1994, 1993 and 1992, cash and cash equivalents totaled $240,506,000, $345,300,000 and $62,103,000, respectively.  In 1994, working capital increased by $83,465,000 from $516,876,000 to $600,341,000.
In 1993, working capital increased by $367,541,000 from $149,335,000 to
$516,876,000.

	As of February 1, 1995, the Company had available for use its entire $65,000,000 of credit lines. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

	In February 1995, the Company notified holders of its Debentures that the Company intends to redeem the Debentures on April 1, 1995, unless the holders choose to convert on or prior to such date.

	To date, inflation has not had a material impact on the Company's financial results.

Cash Flows

	In 1994 cash and cash equivalents decreased by $104,794,000.  Cash provided by operating activities was $77,406,000.  Balances in receivables, inventory, payables and accrued expenses increased substantially associated with the
Company's growth. Net trade and notes receivable increased by $221,708,000 from 1993 to 1994 and inventory increased by $133,159,000 from 1993 to 1994.
Days Sales Outstanding was 76 at December 31, 1994.  In 1994, $233,762,000 was
used by investing activities principally to fund additions to property, plant and equipment of $108,968,000 and a net increase in long-term investments of
$125,239,000.  Cash provided by financing activities of $49,069,000 was primarily from $29,350,000 in net proceeds from the January 1994 overallotment of the offering of the Notes, and $9,596,000 from issuances of the Company's
Common Stock.

	In 1993 cash and cash equivalents increased by $283,197,000, of which $56,796,000 was provided by operating activities. Net income was $127,122,000 in 1993, an increase of $97,614,000 or 331% over 1992 and balances in receivables,

ITEM 7 continued...

inventory, accounts payable and accrued expenses increased associated with this growth. Net trade and notes receivable increased by $73,252,000 and inventory increased by $60,937,000. $79,829,000 was used by investing activities in 1993 mainly caused by additions to property, plant and equipment of $51,303,000 and a net increase in long-term investments of $29,100,000. $305,008,000 was provided by financing activities including $194,987,000 net proceeds from the December 1993 offering of the Notes, and $112,451,000 from issuances of the Company's Common Stock.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of EMC Corporation:

	We have audited the accompanying consolidated balance sheets of EMC Corporation as of December 31, 1994 and January 1, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Corporation as of December 31, 1994 and January 1, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.





							COOPERS & LYBRAND L.L.P.


       Boston, Massachusetts
       January 30, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

				                                            December 31,	     January 1,
        	                                              1994     	      1994
ASSETS
Current assets:
		Cash and cash equivalents                      	$ 240,506      	$ 345,300
		Trade and notes receivable less allowance for
   doubtful accounts of $6,272 and $5,262
   in 1994 and 1993, respectively	                  361,191	        157,225
 	Inventories	                                      251,096	        118,263
		Deferred income taxes	                             40,754	         24,199
		Other assets                                       	8,258	          5,023
               Total current assets                	901,805	        650,010

Long-term investments, at amortized cost	           175,631         	50,392
Notes receivable, net	                               38,945	         21,808
Property, plant and equipment, net  	               173,016         	96,480
Deferred income taxes	                                4,473	          2,761
Other assets, net                                   	23,630	          8,195
		Total assets	                                  $1,317,500	       $829,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
		Current portion of long-term obligations	      $    9,502	     $    1,262
		Accounts payable                                 	122,264	         44,179
		Accrued expenses	                                 106,107         	59,755
		Income taxes payable	                              55,521	         20,892
		Deferred revenue	                                   8,070	          7,046
                     Total current liabilities     	301,464	        133,134

Deferred revenue	                                     2,289	          3,389
Long-term obligations:
		4 1/4% Convertible Subordinated Notes due 2001   	229,598	        200,000
		6 1/4% Convertible Sub. Debentures due 2002        39,536         	59,260
		Notes payable	                                     16,771	         14,013
		Capital lease obligations	                            201	            756
		Total liabilities	                                589,859	        410,552

Commitments and contingencies (Notes I and K)

Stockholders' equity:
Series Preferred Stock, par value $.01; authorized
 25,000,000 shares 	                                    ---	            ---
Common stock, par value $.01; authorized 330,000,000
 shares; issued 201,738,042 and 189,936,120 shares
 in 1994 and 1993, respectively 	                     2,017	          1,899
Additional paid-in capital	                         281,625	        226,668
Deferred compensation	                               (2,607)	        (3,552)
Retained earnings	                                  443,713	        193,045
Cumulative translation adjustment	                    3,716          	1,537
Treasury stock, at cost, 2,627,467 and 2,607,996
 shares, in 1994 and 1993, respectively 		             (823)		         (503)
				Total stockholders' equity	                     727,641	        419,094
		Total liabilities and stockholders' equity    	$1,317,500       	$829,646

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8 continued....

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)


		                                       For the years ended
 	                                 December 31,    January 1,	   January  2,
	 	                                       1994	         1994         		1993


Revenues:
	Net sales                         	$1,343,065	     $757,793	     $365,298
	Service and rental income             	34,427	       24,828	       20,408
	 	                                  1,377,492	      782,621	      385,706

Costs and expenses:
	Cost of sales and service	            660,034	      380,755	      207,279
	Research and development	             117,922	       58,977	       33,591
	Selling, general and administrative  	249,004	      162,461	       96,261
		                                   1,026,960	      602,193	      337,131

Operating income	                      350,532	      180,428	       48,575

Investment income	                      21,619	        7,988	        3,830
Interest expense	                      (15,311)	      (6,043)	      (4,865)
Other expense, net	                    	(1,456)	      (2,717)       (4,465)

Income before income taxes	            355,384	      179,656	       43,075
Provision for income taxes	            104,716       	52,534	       13,567

	Net income	                          $250,668	    $ 127,122	    $  29,508

	Net income per weighted
	    average common share (primary)	     $1.18	        $0.65         $0.17

	Net income per weighted average
     common share (fully diluted)	       $1.10	        $0.60         $0.16


The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8 continued....
CONSOLIDATED STATEMENTS OF CASH FLOWS
EMC Corporation
(amounts in thousands)
                                              		  For the years ended
			     	                                   December 31,	January 1,	January 2,
				                                               1994      	1994       1993

Cash flows from operating activities:
	Net income 	                                  	$250,668		$127,122	 $29,508
	Adjustments to reconcile net income to
	   net cash provided by operating activities:
	   Depreciation and amortization		               32,728	  	21,741	  18,289
	   Deferred income taxes		                      (18,267)		(21,172)	(10,492)
	   Loss on disposal of property and equipment	      262   		2,324	   2,232
	   Tax benefit from stock options exercised	     26,698	   	8,776	       -
		Changes in assets and liabilities:
			Trade and notes receivable 		                (221,708)		(73,252)	(29,686)
			Inventories		                                (133,159)		(60,937)	(26,312)
			Other assets		                                (19,526)	  	4,381	  (2,997)
			Accounts payable		                             78,698		  16,500  	13,709
			Accrued expenses	                             	46,448		  28,893	  11,588
			Income taxes payable	                         	34,629	   	3,520  	10,356
			Deferred revenue		                                (65)		 (1,100)	  8,936
				Net cash provided by operating activities	    77,406	  	56,796  	25,131

Cash flows from investing activities:
	Additions to property and equipment		          (108,968)		(51,303)	(30,021)
	Proceeds from sale of property and equipment	       445     		574	   1,280
	Purchase of long-term investments, net		       (125,239)		(29,100)	(12,594)
				Net cash used by investing activities      	(233,762) 	(79,829)	(41,335)

Cash flows from financing activities:
	Issuance of common stock, net of issuance costs  	9,596	 	112,451	   4,765
	Purchase of treasury stock		                       (320)	      	-	       -
	Issuance of 6 1/4% Convertible Subordinated
		Debentures due 2002, net of issuance costs	          -	       	-	  58,208
	Issuance of 4 1/4% Convertible Subordinated Notes
		due 2001, net of issuance costs		               29,350		 194,987       	-
	Payment of long-term and short-term obligations	 (1,272)	 	(2,430)	 (6,397)
	Issuance of long-term and short-term obligations	11,715	       	-	   2,004
		Net cash provided by financing activities	      49,069	 	305,008	  58,580

Effect of exchange rate changes on cash	          	2,493	   	1,222	  (2,679)

Net (decrease)/increase in cash and
 cash equivalents 	                             (107,287)		281,975  	42,376

Cash and cash equivalents at beginning of year  	345,300		  62,103	  22,406

Cash and cash equivalents at end of year	      	$240,506		$345,300	 $62,103

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8 continued. . . .

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EMC Corporation
(amounts in thousands except share amounts)

                           For the three years ended December 31, 1994
                           Common                               Cumulative
                 Common    Stock  Additional Deferred           Trans-   Treasury  Treasury    Total
                 Stock     Par    Paid-in    Compen-  Retained  lation   Stock     Stock       Stockholders'
                 Shares    Value  Capital    sation   Earnings  Adj.     Shares    Cost        Equity
Balance,
12/28/91      162,836,276 	$1,628 $96,600	     ---    $36,415    $869   2,607,996	  $(503) 	   $135,009

Exercise of
 stock options	 3,668,992	     37	  4,304	     ---	       ---	    ---        	---	    --- 	       4,341
Issuance of
 stock options       	---	    ---	  4,969	  (4,969)      	---    	---        	---    	---          	---
Amortization
 of deferred
	compensation       		---    	---    	---     	424       	---    	---	        ---	    ---          	424
Cumulative
 translation
 adjustment	         	---	    ---	    ---     	---	       ---	 (1,016)	       ---    	---       	(1,016)
Net income	          	---	    ---	    ---     	---    	29,508 	   ---	        ---	    ---       	29,508

Balance
1/2/93        166,505,268	 	1,665	105,873  	(4,545)	   65,923   	(147)	  2,607,996 	 (503) 	    168,266

Exercise of
 stock options  5,839,240   	 	58	 11,424     	---       	---	    ---	         ---   	--- 	      11,482
Tax benefit
 from disqual-
 ifying dis-
 position of
 stock options    	 	 ---    	---  	8,776     	---       	---    	---         	---   	---	        8,776
Issuance of common
 stock pursuant
 to stock
 offering      17,350,000 	   174  99,857     	---       	---    	---   	      ---  	 --- 	     100,031
Issuance of common
 stock pursuant
 to bond
 conversions		    241,612	      2     738     	---	       ---    	---   	      ---    ---           740
Amortization
 of deferred
	 compensation      		---	    ---    	---     	993       	---    	---         	---   	--- 	         993
Cumulative
 translation
 adjustment	         	---	    ---     ---      ---       	---  	1,684         	---	   ---	        1,684
Net income	          	---	    ---    	---     	---    127,122    	---	         ---   	---       127,122

Balance
1/1/94        189,936,120	  1,899	226,668   (3,552)   193,045  	1,537	   2,607,996 	 (503)	     419,094

Exercise of
 stock options  5,361,342   	 	54   8,548      ---        ---   	 ---          ---   	--- 	       8,602
Tax benefit from
 disqualifying disposition
	of stock options and
 nonqualifying stock
	options exercised    ---    	--- 	26,698     	---       	---    	---       	  ---	   ---	       26,698
Issuance of
 stock options      		---    	---     	49     	(49)      	---	    ---	         ---   	---          	---
Issuance of
 common stock
 pursuant to
 bond and note
 conversions 	 	6,440,580	     64  19,662     	---       	---   	 ---   	      ---   	---    	   19,726
Amortization
 of deferred
 compensation  		     ---	    ---    	---     	994       	---    	---   	      ---   	---	          994
Purchase of
 treasury stock	     	---    	---    	---     	---       	---    	---	      19,471	  (320)	        (320)
Cumulative
 translation
 adjustment	         	---	    ---    	---     	---       	---  	2,179         	---   	---	        2,179
Net income          		---    	---    	---     	---   	250,668    	---         	---   	---	      250,668
Balance
12/31/94     	201,738,042	 $2,017$281,625 	$(2,607) 	$443,713	 $3,716	   2,627,467	 $(823)	    $727,641

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8 continued. . . .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EMC Corporation

A.    Company

 	EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support high performance storage products and provide related services for mainframe and midrange computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull"). In addition, the Company recently announced a family of products aimed at the open systems storage marketplace.

B.	Summary of Significant Accounting Policies

	Basis of Presentation

	Certain prior year amounts in the financial statements have been reclassified to conform with the 1994 presentation.  The Company's fiscal year ends on the
Saturday closest to December 31.  Fiscal 1992 was a 53 week year and fiscal
1994 and 1993 were 52 week years.

	Principles of Consolidation

	The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

	Acquisitions

	The Company formed a joint venture, EMC Japan K.K. ("EMC Japan"), with a Japanese distributor in January 1994 in which the Company's interest was 60%.
In December 1994, the Company purchased an additional 35% of this venture from the Japanese distributor, resulting in goodwill of $8,971,000, which was included in other assets, non-current (net of $150,000 of accumulated amortization), at December 31, 1994 and is being amortized over five years.

	The Company acquired a 93% interest in Copernique S.A. ("Copernique") in the first quarter of 1994.  Copernique specializes in high performance data management hardware and software systems.

	During the first quarter of 1994, the Company acquired certain assets of Colorado-based Array Technology Corporation ("Array"), which specializes in
RAID ("Redundant Arrays of Independent Disks") technology. Other assets, non-current at December 31, 1994 includes patents acquired in the purchase of

ITEM 8 continued...

Array of $7,272,000, net of $1,212,000 of accumulated amortization. These assets are being amortized over their estimated useful life of five years.

	Proforma presentations have not been included as the 1994 acquisitions were not material to the results of operations of the Company.

	In August 1993, EMC exchanged 9,443,996 shares of EMC common stock, $.01 par value (the "Common Stock") for all of the outstanding stock and stock options of Epoch Systems, Inc. ("Epoch") and Magna Computer Corp.
("Magna"). These business combinations were accounted for as poolings of interests. Accordingly, all financial information has been restated as if the transactions occurred at the beginning of the first period presented. Epoch was in the business of high performance client/server data management software. Magna was in the business of IBM compatible AS/400 tape products.


	Revenue Recognition

	The Company recognizes revenue from sales when products are shipped provided there are no remaining significant vendor obligations and the resulting receivable is deemed collectible by management.  Revenue from rentals is recorded over the life of the lease.  Revenue from sales-type leases is recognized at the net present value of expected future payments, and the resulting discount is accreted to investment income over the collection period.
Revenue from service contracts is recognized over the life of the contracts.

	Foreign Currency Translation

	The functional currency of sales operations in Europe, Japan and Australia is the local currency.  Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period.
The Company's operations in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar.  The assets and liabilities of these operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date except for inventories and property and equipment which are translated at historical exchange rates.  Income and expense items are translated at average rates for the period except for cost of sales and depreciation which are translated at historical exchange rates.

Consolidated transaction losses included in other expense, net amounted to $1,072,000 in 1994, $1,838,000 in 1993 and $1,093,000 in 1992.
Accumulated net translation adjustments of $3,716,000 and $1,537,000 are included in stockholders' equity at December 31, 1994 and January 1, 1994, respectively.

ITEM 8 continued...

	Cash and Cash Equivalents

	Cash and cash equivalents include $134,954,000 and $310,723,000 of temporary cash investments at December 31, 1994 and January 1, 1994, respectively.
Temporary cash investments consist primarily of money market funds and commercial paper stated at cost plus accrued interest which approximates market.  Short term investments which have a maturity when acquired of ninety days or less are considered cash equivalents.

	Long-Term Investments

	The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" in 1994. The adoption of SFAS 115 had no cumulative effect on net income.

	Long-term investments at amortized cost, consisting primarily of intermediate term debt instruments, amounted to $175,631,000 and $50,392,000 in 1994 and
1993, with fair values of $173,245,000 and $50,042,000, respectively.  The
Company classifies its long-term investments as held to maturity.  The 1994 balances consisted of:

                                 Amortized            Aggregate
                                 Cost Basis           Fair Value

Corporate                     $113,866,000          $112,649,000
Foreign                         49,950,000            49,667,000
U.S. Government                 11,815,000            10,929,000
Total                         $175,631,000          $173,245,000


	The net unrealized loss of $2,386,000 at December 31, 1994 consisted of gross unrealized gains of $444,000 and gross unrealized losses of $2,830,000.  The contractual maturities of debt securities held at December 31, 1994 are as follows:

                                 Amortized           Aggregate
                                 Cost Basis          Fair Value

Due within one year           $  45,014,000       $  44,080,000
Due after one year
  through five years            128,879,000         127,409,000
Due after ten years               1,738,000           1,756,000
             Total             $175,631,000        $173,245,000


	Investment income consists principally of interest and dividend income, including interest on notes receivable from sales-type leases.

ITEM 8 Continued...

	Statement of Cash Flows Supplemental Information

                         		 December 31,	   January 1,       January 2,
		                              1994		         1994	            1993
 	Cash paid during the years ended for:

		Income taxes             	$76,539,000	  $59,739,000     $ 13,474,000
		Interest	                 $10,854,000	    6,486,000	       3,797,000


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

	Customer service spare parts inventory is included in equipment and depreciated over three years.

	When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in operations.

	Warranty and Research and Development

	The Company accounts for warranty expense on an accrual basis.  Research and development costs are expensed as incurred.

ITEM 8 continued. . . .

	Income Taxes

	Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note C).

	Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise.  Since 1989, the Company has not provided for the U.S. income tax liability on earnings of its foreign subsidiaries, except for Puerto Rico, as these earnings are considered to be permanently reinvested.  Taxes for the Company's foreign subsidiaries are provided for at applicable statutory rates.  The Company is currently undergoing an examination of its 1991, 1992 and 1993 tax returns by the Internal Revenue Service.

	Net Income Per Share

	Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding and earnings used in per share computations for 1994 and 1993 reflect the dilutive effects of the Notes. Fully diluted weighted average shares outstanding and earnings used in per share computations for 1994, 1993 and 1992 reflect the dilutive effects of the Debentures. Net income for computation of earnings per share includes an add back of $7,620,000, $2,496,000 and $1,768,000 for fully diluted and $5,855,000,
$224,000 and $0 for primary, in 1994, 1993 and 1992, respectively, representing interest expense, net of its tax effect. Primary weighted average shares for net income per share computations amounted to 218,045,666, 196,486,160 and 171,951,696 in 1994, 1993 and 1992, respectively. Fully diluted weighted average shares were 234,254,640, 217,224,726 and 190,547,980 in 1994, 1993 and 1992, respectively. These calculations of weighted average shares have been restated to reflect all stock splits to date (see Note J).

ITEM 8 continued. . . .

C.	Income Taxes

	Provision for income taxes consists of:

                                        		1994	        1993	        1992
	Federal and State
		Current                        	$108,459,000	 $69,176,000 	$16,791,000
		Deferred                        	(18,421,000)	(21,830,000) 	(5,863,000)
			                                 90,038,000  	47,346,000  	10,928,000

	Foreign
		Current	                          14,524,000   	4,530,000   	3,155,000
		Deferred	                            154,000	     658,000	    (516,000)
		                                 	14,678,000   	5,188,000	   2,639,000
	Total provision for income taxes $104,716,000 	$52,534,000	 $13,567,000

	At December 31, 1994 and January 1, 1994, net undistributed earnings of foreign subsidiaries approximated $220,598,000 and $71,606,000, respectively. Income before income taxes for foreign operations amounted to approximately $152,363,000 in 1994, $49,392,000 in 1993 and $12,353,000 in 1992. The
components of the deferred tax provision are:

                                        		 1994	         1993	        1992

	Unrepatriated earnings          	$   1,025,000	 $ (5,772,000) 	$  926,000
	Sales-type leases                    	(447,000)    	(434,000)   	(129,000)
	Intercompany profit elimination     	1,211,000	    2,457,000  	(1,831,000)
	Accounts receivable related items  	(4,297,000)	  (7,972,000)   	(389,000)
	Inventory related items           	(10,740,000)  	(5,973,000) 	(1,369,000)
	Depreciation and amortization      	(3,225,000)    	(377,000)	   (931,000)
	Deferred revenue                      	393,000	     (374,000) 	(2,317,000)
	Warranty reserve	                   (1,261,000)  	(1,378,000)   	(262,000)
	Health insurance reserve             	(633,000)    	(868,000)   	(145,000)
	Other                                	(293,000)    	(481,000)     	68,000
	                                 	$(18,267,000)	$(21,172,000)	$(6,379,000)

ITEM 8 continued...

	A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                        	 	1994	         1993        1992

	Statutory federal tax rate               	35.0%	        35.0%	      34.0%
	State taxes, net of federal tax benefits	  2.6	          3.1	        3.9
	Puerto Rico tax benefits                  	(.6)         	(.9)      	(2.2)
	Ireland tax benefits                     	(6.6)        	(6.4)       	(.6)
	Net operating losses not benefited	         .6           	.6        	2.0
	Tax credits	                               (.7)        	(1.3)       	(.6)
	Utilization of foreign net operating loss
	  carryforwards	                           (.9)         	(.7)      	(5.4)
	Foreign Sales Corporation tax benefits    	(.1)          ---         ---
	Other                                      	.2          	(.2)        	.4
	                                         	29.5%        	29.2%	      31.5%

	The Company's Puerto Rico operation enjoys a ten year exemption, expiring in
1995, on up to 90% of EMC Caribe's income as determined under Federal tax laws.  EMC Caribe ceased manufacturing operations in February 1994.  The
Company's manufacturing facility in Ireland enjoys a 10% tax rate on income from manufacturing operations until the year 2000.  The impact of these benefits on the Company's earnings per share was $0.10 for the year ended
December 31, 1994, $0.06 for the year ended January 1, 1994 and $0.01 for the year ended January 2, 1993.

ITEM 8 continued. . . .

	The Company increased its domestic deferred tax asset in 1993 as a result of
U.S. legislation enacted during 1993 increasing the federal corporate tax rate from 34% to 35%.  The components of the current and non-current deferred tax assets and liabilities as of December 31, 1994 and January 1, 1994 were as follows:

		Current Deferred Tax Assets/(Liabilities)         	1994	               1993


		Sales Reserve	                           	$  13,062,000        $  9,644,000
		Warranty Reserve		                            3,788,000          	2,527,000
		Inventory Reserve	                          	18,457,000	          8,625,000
		Other Reserves	                              	5,107,000	          2,805,000
		Other Assets	                                	2,219,000	          2,393,000
		Puerto Rico Tollgate Tax	                   	(1,879,000)	          (854,000)
		Valuation reserve		                                   -	           (941,000)
		Total Current Deferred Tax
       Assets/(Liabilities)                  	$40,754,000         $24,199,000

		Non-Current Deferred Tax Assets/(Liabilities)

		Deferred Revenue                             	1,198,000         		1,787,000
		Other Reserves 	                               	492,000            	524,000
		Other Assets                                    358,000           		450,000
		Depreciation		                                2,425,000               		---
		Domestic NOL Carryforward                    	5,474,000           4,928,000
		Foreign NOL Carryforward                      6,076,000           4,355,000
		Research and Development Credit Carryforward  1,144,000           1,151,000
		Valuation Reserve                           (12,694,000)        (10,434,000)
		Total Non-Current Deferred Tax
       Assets/(Liabilities)	                   $4,473,000	         $2,761,000


Due to the uncertainty surrounding the realization of certain favorable tax attributes in future tax returns, the Company has placed a valuation reserve against these otherwise recognizable deferred tax assets. The valuation reserve has increased as a result of an increase in the foreign net operating losses.

The Company has net operating loss carryforwards as of December 31, 1994 which are summarized as follows:
			                                               	Carryforward period
		                           	Approximate value	   during which losses
		Country	                    in U.S. dollars		    will expire

		Belgium	                 $   612,000	            Indefinite
		France	                   17,718,000	            5 years/1996 - 1998
		Hong Kong                   	402,000	            Indefinite
		Japan	                       256,000	            5 years/1999
		United States	            13,771,000            	15 Years/2002-200

ITEM 8 continued...

The U.S. losses relate to pre-acquisition losses of Epoch and Magna.
The losses in France relate to Copernique, a majority owned subsidiary of EMC; approximately $12,172,000 are pre-acquisition losses and $5,546,000 are losses generated in 1994.


D.	Inventories

	Inventories consist of:
                             		    December 31,           January 1,
	                                         1994                 1994

	Purchased parts                 	$  8,946,000        	$ 16,860,000
	Work-in-process	                  133,116,000	          41,997,000
	Finished goods                   	109,034,000	          59,406,000
	                                	$251,096,000	        $118,263,000

E.	Notes Receivable

	Notes receivable are primarily from sales-type leases of equipment and are stated net of interest discounts of approximately $8,719,000 and $4,753,000 and net of allowance for doubtful accounts of $258,000 and $491,000 at December 31, 1994 and January 1, 1994, respectively. Implicit interest rates range from 8% to 12%.

	The payment schedule for such notes at December 31, 1994 is as follows:

          	Fiscal year	     Notes Receivable

                		1995	          $18,703,000
		                1996           	18,240,000
		                1997	           15,063,000
		                1998	            7,014,000
		                1999	            3,323,000
		          Thereafter          	    217,000
		          Face value           	62,560,000
        		Less amounts
          representing
			           interest	            8,719,000
       		Present value           	53,841,000
	  	Less allowance for
     doubtful accounts              	258,000
				                              53,583,000
     		Current portion           	14,638,000
	   	Long-term portion          	$38,945,000

ITEM 8 continued. . . .

F.	Property, Plant and Equipment

	Property, plant and equipment consist of:
                                          		 December 31,	     January 1,
		                                                  1994	           1994

	Furniture and fixtures                    	$  5,989,000	    $ 4,278,000
	Equipment                                  	190,160,000	    102,670,000
	Vehicles                                     	1,010,000	        923,000
	Buildings and improvements                  	44,664,000     	29,864,000
	Land	                                         1,870,000	      1,870,000
	Construction in progress	                     9,712,000	    		4,891,000
	                                           	253,405,000	    144,496,000
	Accumulated depreciation
	  and amortization	                         (80,389,000)	   (48,016,000)
	                                          	$173,016,000	    $96,480,000


G.	Accrued Expenses

	Accrued expenses consist of:
                                        		   December 31,	     January 1,
		                                                  1994	           1994

	Salaries and benefits	                     	$54,159,000     $17,881,000
	Warranty                                   		15,535,000	    	16,112,000
	Other 	                                     	36,413,000	    	25,762,000
	                                         		$106,107,000	   	$59,755,000

ITEM 8 continued...

H.	Employee Compensation Plans

	In 1983, the Company initiated a profit-sharing plan (the "1983 Plan") for employees, whose eligibility to participate is based on certain service requirements. Contributions are made at the discretion of the Board of Directors.

	No profit-sharing contributions were made in 1994 or 1993.  During December
1992 the Company made a profit-sharing contribution to active employees who were employed by the Company on or before January 1, 1992, whose compensation was less than $60,000 for 1992 and who did not participate in any bonus or incentive program.  The amount of the contribution was $248,000.

	In July 1985, the Company supplemented the 1983 Plan with a deferred compensation program for certain employees. Under the program, which is qualified under Section 401(k) of federal tax laws, the Company has provided a matching contribution, as described below.

	Effective January 1, 1993, the Company introduced a new matching formula for the 1983 Plan.  The Company intends, at the end of each calendar quarter, to make a contribution that matches 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation.  Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, will provide an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation.  However, the Company's matching contribution per participant has a quarterly limit of $500.  The
Company's contribution amounted to approximately $2,277,000 in 1994 and
$1,463,000 in 1993, pursuant to the previous formula.  The Company's contribution in 1992 amounted to approximately $889,000.

	In 1994, the Epoch Systems, Inc. and Magna Computer Corporation retirement savings plans were merged into the EMC Corporation Retirement Savings and Profit Sharing Plan.

	The Company does not offer a postretirement or postemployment benefit plan.


I.	Lease Commitments and Long-Term Obligations

	Lease Commitments

	The Company had $1,878,000 and $4,153,000 of equipment leased under capital leases with accumulated amortization of $1,066,000 and $1,975,000 at December
31, 1994 and January 1, 1994, respectively.

ITEM 8 continued...

	The Company leases office and warehouse facilities under various operating leases. Facilities rent expense amounted to $10,277,000, $6,050,000 and $4,404,000 in 1994, 1993 and 1992, respectively. The Company's commitments under its capital and operating leases are as follows:

                                                  		Capital	 	Operating
  Fiscal Year                                      	Leases 	  Leases

		1995                                             	$608,000	 $18,587,000
		1996	                                              179,000	  15,098,000
		1997                                                    	-	   6,112,000
		1998                                                    	-   	2,592,000
		1999	                                                    -	   1,629,000
		Thereafter	                                              -	   7,522,000

	Total minimum lease payments	                       787,000 	$51,540,000
	Less amounts representing interest	                  71,000
	Present value of net minimum	lease payments        	716,000
	Current portion		                                   515,000
	Long-term portion	                              	  $201,000


	Current Obligations and Lines of Credit

	The Company has two lines of credit providing a maximum of $50,000,000 and $15,000,000, respectively, at LIBOR plus 45 basis points and 62.5 basis points, respectively. At December 31, 1994 and January 1, 1994, there were no borrowings outstanding against these credit lines. The Company must maintain certain minimum financial ratios including a minimum level of working capital and tangible net worth under each line of credit. At December 31, 1994, $8,427,000 was borrowed against the Company's overdraft facility at 6.4%.

	Long-Term Obligations

	In December 1993, the Company issued $200,000,000 of 4 1/4% convertible subordinated notes due 2001 (the "Notes"). In January 1994, the Company issued an additional $29,600,000 in Notes in accordance with overallotment provisions of the offering. The Notes are generally convertible into shares of Common Stock of the Company at a conversion price of $19.84 per share, subject to adjustment in certain events. During 1994, $2,000 of notes were converted. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices, plus accrued interest, commencing
January 1, 1997. Redemption prices range from 100.61% to 102.43% of principal.

ITEM 8 continued...

	In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the "Debentures"), of which $19,724,000 and $740,000 were converted during 1994 and 1993, respectively. The Debentures are generally convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. Interest is payable semiannually. The Debentures are redeemable at the option of the Company at set redemption prices which range from 100.63% to 104.38% of principal. The Company intends to redeem the Debentures on April 1, 1995, unless the holders choose to convert on or prior to such date.

	The Company has a $14,000,000 mortgage collateralized by the Company's facility at 171 South Street, Hopkinton, Massachusetts. The mortgage rate is 10.5% and is payable in monthly installments, calculated on a 30 year amortization schedule, with a lump sum payment of approximately $12,835,000 due on April 1, 1999.

	Payments remaining on this mortgage note and other miscellaneous notes (excluding the debt of EMC Ireland) are as follows:

 	Fiscal Year       	Amount Payable

		1995                         		$3,198,000
		1996		                          1,537,000
		1997	                          	1,537,000
		1998	                        	  1,537,000
		1999		                         13,296,000
		Total minimum payments      		 21,105,000
		Less amounts representing
    interest		                    5,971,000
		Present value of net payments 	15,134,000
		Current portion                 		425,000
		Long-term portion             $14,709,000


	In 1989, EMC purchased its premises in Ireland from the Industrial Development
Authority (IDA) of Ireland which granted the Company a total of $790,000 towards the purchase price and for improvements to the premises.  During 1994, the Company was granted an additional $1,650,000 from the IDA.  The grants are included in long-term obligations and are amortized over periods of 25 years for funds used in building improvements and seven years for funds used to purchase equipment.  Remaining unamortized grants at December 31, 1994 are
$2,197,000, of which $135,000 is current and $2,062,000 is long-term.

ITEM 8 continued...

J. Common Stock, Preferred Stock and Stock Options

Common Stock

At the Annual Meetings of the Company in 1993 and 1992, the stockholders approved amendments to the Company's Articles of Organization to increase the number of shares of authorized Common Stock. The current authorization is 330,000,000 shares.

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

Under the terms of the 1993 Plan the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted, the exercise price may be less than the fair market value at the time of grant but not less than par value which is $.01 per share. In general, options become exercisable in equal annual installments over the first five years after the date of grant. As of December 31, 1994, options exercisable approximated 73,600. Shares available for future options as of December 31, 1994 amounted to 3,062,140. Activity under the 1993 Plan for the two years ended
December 31, 1994 is as follows:

ITEM 8 continued...


                                       Number of Shares      Exercise Price

Granted                                 	852,000              $       17.63
Canceled                                     -0-                        N/A
Exercised                                    -0-                       	N/A
Balance at January 1, 1994              	852,000              $       17.63
Granted                               	2,647,260                	9.94-20.88
Canceled                         	      (561,400)               17.50-19.88
Exercised                        	       (16,800)                    	17.63
Balance at December 31, 1994          	2,921,060               	$9.94-20.88


The Board of Directors and stockholders adopted the 1985 Stock Option Plan
(the "1985 Plan") to provide qualified incentive stock options and nonqualified stock options to key employees. At the Annual Meeting of the Company on May 13, 1992, the stockholders approved an amendment to the 1985 Plan to increase the number of shares available for grant to 36,000,000 from 27,000,000.

Under the terms of the 1985 Plan the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16") no less than par value which is $.01 per share, and in the case of employees subject to Section 16, no less than 50% of the fair market value at the time of grant. In general, options become exercisable in equal annual installments over the first five years after the date of grant. As of December 31, 1994, options exercisable approximated 1,957,632. Shares available for future options as of December 31, 1994 amounted to 330,148. However, no incentive stock option may be granted under the 1985 Plan after May 16, 1995, but options theretofore granted may extend beyond that date. Activity under the 1985 Plan for the three years ended December 31, 1994 is as follows:

ITEM 8 continued. . . .
                                       		Number of		     Exercise
		                                       Shares        		Price

	Balance at December 28, 1991	           15,232,512		    $.06 - 2.17
	Granted	                                 8,595,600	    	1.42 - 3.71
	Canceled                                 	(948,900)	    	.58 - 3.71
	Exercised                              	(2,838,072)    		.58 - 1.98
	Balance at January 2, 1993             	20,041,140	     	.06 - 3.71
	Granted                                 	3,537,200     		6.47-17.63
	Canceled                                 	(331,000)     	.58 -12.44
	Exercised                              	(5,448,069)    	 .06 - 3.71
	Balance at January 1, 1994	             17,799,271	      .06 -17.63
	Granted	                                         0	             N/A
	Canceled                                 	(329,800)      	.75-17.63
	Exercised                              	(4,877,324)      	.06-17.63
	Balance at December 31, 1994	           12,592,147	      $.58-17.63

In 1994, an employee of the Company was granted non-qualified options to purchase 5,000 shares of Common Stock under the Company's 1993 Stock Option Plan at $9.94 per share, representing 50% of the per share fair market value at the date of the grant. On July 17, 1992, certain executive officers of the Company were granted non-qualified options to purchase an aggregate of 3,900,000 shares of Common Stock under the Company's 1985 Stock Option
Plan at per share prices ranging from $1.43 to $2.43. These prices represent 50% to 85% of the per share fair market value at the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being charged to earnings over the five year vesting period of the options.

Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the market value exceeds the option price at the date the options are exercised.

	On January 31, 1989, the Board of Directors adopted the 1989 Employee Stock
Purchase Plan (the "1989 Plan") which was approved and adopted by the stockholders of the Company on May 10, 1989.  Under the 1989 Plan, eligible employees of the Company are given the option to purchase shares of Common
Stock at 85% of fair market value by means of payroll deductions.  At the
Annual Meeting of the Company on May 12, 1993 the stockholders approved an amendment to the 1989 Plan to increase the number of shares available from
2,700,000 to 3,900,000.  Options are granted twice yearly, on January 1 and
July 1, and are exercisable on the succeeding June 30 or December 31.  The purchase price for shares is the lower of 85% of the fair market value of the stock at the time of grant or 85% of said value at the time of exercise.  In
1994, 387,218 shares were exercised at $11.48 per share.  In 1993, 190,492 shares were exercised at $5.05 per share and 152,679 shares were exercised at
$9.19 per share.  In 1992, 292,088 shares were exercised at $1.47 per share,
290,436

ITEM 8 continued...

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

	On May 12, 1993, a director was granted options to purchase 160,000 shares of
Common Stock at a per share price of $8.25, which represents 100% of the per share fair market value at the date of grant.  On May 12, 1992, a director was granted options to purchase 240,000 shares of Common Stock at a per share price of $1.26, which represents 50% of the per share fair market value at the date of grant.  The discount from fair market value has been recorded as deferred compensation and is being amortized to earnings over the five year vesting period of the options.  In 1994, options to purchase 32,000 shares and 48,000 shares were exercised at $8.25 and $1.26, respectively.  In 1993, options to purchase 48,000 shares were exercised at $1.26 per share.  All stock option plans and the employee stock purchase plan are administered by the Committee.

K.	Litigation

	On June 10, 1993, Storage Technology Corporation ("STK") filed suit against
EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents.  In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages, plus attorney's fees and costs.  On July 20, 1993, EMC answered the complaint, denied STK's allegations and counterclaimed.  In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest.  In a court hearing on
October 12, 1994, STK's claims on two of the three patents were dismissed with prejudice. Discovery on the sole remaining patent in the matter is currently in process. The originally scheduled trial date of October 24,
1994 has been postponed.

	On September 23, 1994, EMC filed suit against STK in the United States District Court for Delaware alleging that STK is infringing one EMC patent.
In the complaint, EMC seeks injunctive relief and unspecified damages, including

ITEM 8 continued...

treble damages, plus attorney's fees and costs. On October 12, 1994, STK answered the complaint, denied any infringement and counterclaimed. STK has subsequently filed an additional counterclaim. EMC has denied STK's allegations. Discovery on this case is currently in process. A trial is expected in late 1995.

	The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

L.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

	Off-Balance-Sheet Risk

The Company enters into forward exchange and foreign currency option contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Company does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The foreign currency options are exercisable at the Company's discretion and therefore do not subject the Company to risk due to exchange rate movement. The maximum amount of foreign currency contracts outstanding during 1994 and 1993 was $96,479,000 and $53,390,000, respectively. At December 31, 1994 and January 1, 1994, the Company had $89,691,000 and $50,354,000 of foreign exchange contracts outstanding, respectively, and $10,000,000 of foreign currency options at December 31, 1994.

	Concentrations of Credit Risk

	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, long-term investments and trade and notes receivables.  The Company places its temporary cash investments and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution.

	The credit risk associated with trade receivables is minimal due to the large number of customers and their broad dispersion over many different industries and geographic areas.  During 1994 and 1993, no single customer accounted for greater than 10% of the Company's revenues.

M.	Segment Information

	The Company is active in one business segment:  designing, manufacturing and marketing high performance storage products. Information by geographic area is

ITEM 8 continued...

	presented below with revenue derived from exports shown in their area of origin. Sales and marketing operations outside the United States are primarily conducted through sales subsidiaries and branches located principally in Europe and Asia and by direct sales from the parent corporation or its Irish manufacturing subsidiary. The United States market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

	Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                 	  	   	  Europe,
           		North/South   Middle East,  Asia		     Consolidated
         		  America       Africa	       Pacific	   Elimination   Total

1994
Sales	    	$871,048,000 $449,467,000 $56,977,000      	   --- 	$1,377,492,000
Transfers
 between
	areas    	 123,587,000	  61,577,000    	110,000 	(185,274,000)         		---
Total sales	994,635,000	 511,044,000	 57,087,000	 (185,274,000)	1,377,492,000
Income
 (loss) from
 operations	155,544,000 	196,658,000	   (97,000)   	(1,573,000)	  350,532,000
Identifiable
 assets at
	year end 1,230,883,000  171,233,000  36,437,000 	(121,053,000) 1,317,500,000


1993
Sales		    $526,771,000	$251,363,000	 $4,487,000	$         ---  	$782,621,000
Transfers
 between
 areas     	100,237,000	  83,726,000   	     ---  	(183,963,000)         	---
Total sales	627,008,000	 335,089,000  	4,487,000	  (183,963,000)	 782,621,000
Income
 (loss) from
	operations	107,512,000	  70,324,000	   (990,000)	    3,582,000  	180,428,000
Identifiable
 assets at
	year end	  684,576,000	 192,682,000  	2,383,000  	(49,995,000)  	829,646,000

1992
Sales	    	$263,465,000	$111,117,000	$11,124,000	$         ---  	$385,706,000
Transfers
 between
	areas	      83,813,000	  36,303,000	       	--- 	(120,116,000)         		---
Total sales	347,278,000 	147,420,000 	11,124,000	 (120,116,000)  	385,706,000
Income from
	operations 	34,915,000	  25,008,000	  1,255,000  	(12,603,000)   	48,575,000
Identifiable
 assets at
	year end	  252,308,000	  98,232,000	  4,309,000	  (16,069,000)	  338,780,000

ITEM 8 continued. . . .

N.	Selected Quarterly Financial Data (unaudited)


	Fiscal Year 1994	               Q1 1994	 Q2 1994 	Q3 1994	 Q4 1994

	Net sales, service and rental 	$267,058	$308,116	$371,582	$430,736
	Gross profit	                  	142,651		161,733		195,249		217,825
	Net income		                     48,840	 	54,569 		69,395		 77,864
	Net income per share,
  	  (fully diluted)		             $0.22	   $0.24	   $0.30   	$0.34


	Fiscal Year 1993	               Q1 1993 	Q2 1993 	Q3 1993	 Q4 1993

	Net sales, service and rental	 $138,773	$179,542	$215,747 $248,559
	Gross profit		                   66,480		 88,996		113,723		132,667
	Net income	                     	14,913	 	26,888		 38,487		 46,834
	Net income per share,
  	  (fully diluted)	              $0.08	   $0.13	   $0.18	   $0.21

	Earnings per share data has been adjusted to reflect all prior stock splits and poolings of interests.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

	None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1994. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
ON FORM 8-K

(a)

1.	Financial Statements

	The financial statements listed in the accompanying Index to Consolidated
	Financial Statements and Schedule on page 58 are filed as part of this report.

2.	Schedule

	The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 62 are filed as part of this report.

3.	Exhibits

	See Index to Exhibits pages 60 through 61 of this report.

	The exhibits are filed with or incorporated by reference in this report.

(b)	Reports on Form 8-K.

	No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1995.




						EMC CORPORATION

						By:	/s/  Richard J. Egan
							Richard J. Egan
							Chairman of the Board

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated as of March 28, 1995.

Signature		             			Title

/s/ Richard J. Egan 	   			Chairman of the Board
Richard J. Egan		        		(Principal Executive Officer) and Director


/s/ Michael C. Ruettgers			President and Chief Executive Officer
Michael C. Ruettgers			   	and Director


/s/ W. Paul Fitzgerald	  		Senior Vice President, Finance and
W. Paul Fitzgerald			     	Administration, Chief Financial Officer
					                     	(Principal Financial Officer),
					                     	Treasurer and Director


/s/ John R. Egan		       		Executive Vice President Sales and
John R. Egan				          	Marketing and Director


/s/ Colin G. Patteson	  			Vice President and Controller
Colin G. Patteson			      	(Principal Accounting Officer)


/s/ Michael J. Cronin		  		Director
Michael J. Cronin


/s/ John F. Cunningham	  		Director
John F. Cunningham


/s/ Maureen E. Egan 	   			Director
Maureen E. Egan


/s/ Joseph F. Oliveri 	 			Director
Joseph F. Oliver

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and the Board of Directors of EMC Corporation:



	In connection with our audits of the consolidated financial statements of EMC Corporation as of December 31, 1994 and January 1, 1994 and for each of the three years in the period ended December 31, 1994, which financial statements and reports are included herein, we have also audited the related financial statement schedule listed in Item 14 herein.

	In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                            						COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 30, 1995

                     EMC CORPORATION AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            COVERED BY REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


                                          								      Form 10-K


Consolidated Balance Sheets at
December 31, 1994 and January 1, 1994 	                 p. 28


Consolidated Statements of  Operations
for the years ended December 31, 1994,
January 1, 1994 and January 2, 1993 	                   p. 29


Consolidated Statements of Cash Flows
for the years ended December 31, 1994,
January 1, 1994 and January 2, 1993	                    p. 30


Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1994,
January 1, 1994 and January 2, 1993	                    p. 31


Notes to Consolidated Financial Statements		            p.p. 32 - 51


Reports of Independent Accountants		                    p.p. 27 and 57

Schedule:	                        				Form 10-K



	Schedule VIII - Valuation	          	Page S-1
	and Qualifying Accounts

	Report of Independent
	Accountants on Financial
	Statement  Schedule


Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

The exhibits listed below are filed with or incorporated by reference in this report.

3.1	Articles of Organization of EMC Corporation. <F1>

3.2	Articles of Amendment filed February 26, 1986. <F1>

3.3	Articles of Amendment filed April 2, 1986. <F1>

3.4	Articles of Amendment filed May 13, 1987. <F2>

3.5	Articles of Amendment filed June 19, 1992. <F3>

3.6	Articles of Amendment filed May 12, 1993. <F4>

3.7	Articles of Amendment filed November 12, 1993. <F5>

3.8	By-laws of EMC Corporation, as amended on October 16, 1992. <F3>

4.1	Form of Stock Certificate. <F6>

4.2	Indenture, dated as of March 25, 1992 between EMC Corporation and State
	Street Bank and Trust Company, Trustee. <F7>

4.3	Indenture, dated as of December 17, 1993 between EMC Corporation and State
	Street Bank and Trust Company, Trustee. <F8>

4.4	Form of 6 1/4% Convertible Subordinated Debenture Due 2002. <F7>

4.5	Form of 4 1/4% Convertible Subordinated Note Due 2001. <F9>

10.1	EMC Corporation 1985 Stock Option Plan, as amended (filed herewith).

10.2	EMC Corporation 1989 Employee Stock Purchase Plan, as amended (filed
	herewith).

10.3	EMC Corporation 1992 Stock Option Plan for Directors, as amended (filed
	herewith).

10.4	EMC Corporation 1993 Stock Option Plan, as amended (filed herewith).

10.5	EMC Corporation Profit-Sharing Plan. <F1>

10.6	Mortgage Agreement with and Note Payable to John Hancock Mutual Life
	Insurance Company. <F1>

11.1	Computation of net income (loss) per share (filed herewith).

22.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Accountants (filed herewith).
________________________________________________________________________


<F1>	Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-3656)

<F2>	Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-17218).

<F3>	Incorporated herein from Annual Report on Form 10-K of EMC Corporation filed February 12, 1993.

<F4>	Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-67224).

<F5>	Incorporated herein from Current Report on Form 8-K of EMC Corporation filed November 19, 1993.

<F6>	Incorporated herein from Annual Report on Form 10-K of EMC Corporation
	    filed March 31, 1988.

<F7>	Incorporated herein by reference to the Company's Registration Statement
	    on Form S-3 (No. 33-46075).

<F8>	Incorporated herein from Current Report on Form 8-K of EMC Corporation filed December 29, 1993.

<F9>	Incorporated herein by reference to the Company's Registration Statement
	    on Form S-3 (No. 33-71916).

                       EMC CORPORATION AND SUBSIDIARIES
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                Balance at    Charged to   Charged to               Balance at
                Beginning     Costs and    Other                    End of
Description     of Period     Expenses     Accounts   Deductions    Period

Year ended
December 31, 1994
 Allowance for
 doubtful
 accounts      $5,262,000     $2,223,000              $(1,213,000)  $6,272,000


Year ended
January 1, 1994
 Allowance for
 doubtful
 accounts      $2,915,000     $2,699,000              $  (352,000)  $5,262,000


Year ended
January 2, 1993
 Allowance for
 doubtful
 accounts     $2,892,000      $  488,000              $  (465,000)  $2,915,000

                                EMC CORPORATION

Exhibit 11.1  Computation of Primary and Fully Diluted Net Income Per Share

                                  			1994		            1993	             1992
Primary

Net income (in thousands)      	$250,668          	$127,122          	$29,508

Add back interest expense
 on convertible notes		            9,730                373                	0

Less tax effect on interest
expense on convertible notes	     (3,892)	             (149)                0

Net income for purpose of
calculating primary net
income per share               	$256,506	           $127,346         	$29,508

Weighted average shares
 outstanding during
 the period                 	193,969,252	        180,204,169	     162,308,044

Common equivalent shares	     24,076,414	         16,281,991	       9,643,652

Common and common equivalent
 shares outstanding for
 purpose of calculating
 primary net income
 per share 	                	218,045,666	        196,486,160	     171,951,696

Primary net income per share	      $1.18              	$0.65	           $0.17

Fully Diluted

Net income (in thousands)	      $250,668	           $127,122	         $29,508

Add back interest expense
 on convertible debentures
 and notes	                       12,700	              4,097	           2,853
Less tax effect on interest
 expense on convertible
 debentures	and notes             (5,080)		           (1,601)	         (1,085)

Net income for purpose of
 calculating fully diluted
 net income per share	          $258,288	           $129,618	         $31,276
Common and common equivalent
 shares outstanding for purpose
 of calculating primary
 net income per share      		218,045,666        	196,486,160     	171,951,696

Incremental shares to
 reflect full dilution      		16,208,974	         20,738,566      	18,596,284

Total shares for purpose
 of calculating fully diluted
 net income per share	       234,254,640	        217,224,726	     190,547,980

Fully diluted net
 income per share
 (Note B)		                        $1.10	              $0.60	           $0.16

Note: Prior year earnings per share and weighted average shares have been restated to reflect the December 1993 2 for 1 stock split, the June 1993 2 for 1 stock split and the November 1992 3 for 2 stock split.

                    EXHIBIT 22.1 - SUBSIDIARIES OF REGISTRANT


The following is a list of the Corporation's consolidated subsidiaries as of March 15, 1995. The Corporation owns, directly or indirectly, 100% of the voting securities of each subsidiary, unless noted otherwise and except for director's qualifying shares.

                                      								      	STATE OR
							                                            		JURISDICTION OF
NAME							                                         	ORGANIZATION

Copernique S.A. <F10>                         							France

EMC Asset Acquisition Corporation		               			Delaware

EMC Caribe, Inc.				                              			Delaware

EMC Computer Storage Systems (Israel) Ltd.	        		Israel

EMC Computer Systems AG		                        				Switzerland

EMC Computer Systems California, Inc.			            	Delaware

EMC Computer Systems (F.E.) Limited	              			Hong Kong

EMC Computer Systems France Sarl		                 		France

EMC Computer Systems Italy SPA				                  	Italy

EMC Japan K.K. <F11> 			                        			 	Japan

EMC Computer Systems (South Asia) Pte. Ltd.	       		Singapore

EMC Computer Systems (U.K.) Limited		              		United Kingdom

EMC (Benelux) B.V.				                            			Holland

EMC Computer-Systems Deutschland GMBH	             		Germany

EMC Computer-Systems Ireland Limited		             		Ireland

EMC Computer-Systems Svenska AB		                  		Sweden

EMC Foreign Sales Corporation (F.S.C.)		           		Barbados

EMC International Holdings, Inc.			                		Delaware

EMC Securities Corporation		                     				Massachusetts

EMC System Peripherals Canada, Inc.			              	Canada

Epoch, Inc.			                                  					Delaware



<F10> Majority owned by EMC (Benelux) B.V., the remainder owned by Compagnie des Machines Bull S.A., and not including certain directors' qualifying shares.
<F11> Majority owned by EMC Corporation, the remainder owned by CLC
      Corporation.

           	EXHIBIT 23.1 - CONSENT OF INDEPENDENT ACCOUNTANTS




	We consent to the incorporation by reference in the Registration Statements of
EMC Corporation on Form S-8 (File Nos. 33-71262 and 33-71598) of our reports dated January 30, 1995, on our audits of the consolidated financial statements and financial statement schedule of EMC Corporation as of December 31, 1994 and January 1, 1994 and for the years ended December 31, 1994, January 1, 1994 and January 2, 1993, which reports are included in this Annual Report on
Form 10-K.





                                   						COOPERS & LYBRAND


Boston, Massachusetts
March 24, 1995

                     Exhibit 10.1 1985 Stock Option Plan


                              EMC CORPORATION

            1985 STOCK OPTION PLAN, as amended December 31, 1994

1.	PURPOSE.

	The purpose of the EMC Corporation 1985 Stock Option Plan is to enable EMC Corporation to provide a special incentive to a limited number of key employees of the Company and its Subsidiaries, if any, who are in a position to have a significant effect upon the Company's business and earnings. In order to accomplish this purpose, the Plan authorizes the grant to such key employees of options to purchase Common Stock of the Company. Increased ownership of Common Stock will provide such key employees with an additional incentive to take into account the long-term interests of the Company.

2.	DEFINITIONS.

	As used herein, the following words or terms have the meanings set forth below. The masculine gender is used throughout the Plan but is intended to apply to members of both sexes.

	2.1	"Board of Directors" means the Board of Directors of the Company.

	2.2	"Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

	2.3	"Committee" means the Committee (which, following registration of the
Common Stock under the Securities Exchange Act of 1934, shall consist of not less than three members of the Board of Directors) appointed by the Board of
Directors to administer the Plan or the Board of Directors as a whole if no appointment is made.

	2.4	"Common Stock" means the Common Stock of the Company.

	2.5	"Company" means EMC Corporation, a corporation established under the laws of The Commonwealth of Massachusetts.

	2.6	"Fair Market Value" in the case of a share of Common Stock on a particular day, means the fair market value as determined from time to time by the Board of Directors or, where appropriate, by the Committee, taking into account all information which the Board of Directors, or the Committee, considers relevant.

	2.7	"Incentive Stock Option" means a stock option that satisfies the requirements of Section 422 of the Code.

	2.8	"Participant" means an individual holding a stock option or stock options granted to him under the Plan.

	2.9	"Plan" means the EMC Corporation 1985 Stock Option Plan set forth herein.

	2.10	"Subsidiary" or "Subsidiaries" means a corporation or corporations in which the Company owns, directly or indirectly, stock possessing 50 percent or more of the total combined voting power of all classes of stock.

	2.11	"Ten Percent Stockholder" means any person who, at the time an option is granted, owns or is deemed to own stock (as determined in accordance with
Sections 422 and 424 of the Code) possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or its parent or a subsidiary.

3.	ADMINISTRATION.

	3.1	The Plan shall be administered by the Committee.  A majority of the members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members.  Any determination of the Committee under the Plan may be made without notice or meeting of the
Committee by a writing signed by a majority of the Committee members.
Following registration of the Common Stock under the Securities Exchange of
1934, all members of the Committee shall be disinterested persons within the meaning of Rule 16b-3 under that Act.

	3.2	Subject to the provisions set forth herein, the Committee shall have full authority to determine the provisions of options to be granted under the Plan, to interpret the terms of the Plan and of options granted under the Plan, to adopt, amend and rescind rules and guidelines for the administration of the
Plan and for its own acts and proceedings and to decide all questions and settle all controversies and disputes which may arise in connection with the
Plan.

	3.3	The decision of the Committee on any matter as to which the Committee is given authority under subsection 3.2 shall be final and binding on all persons concerned.

	3.4	Nothing in the Plan shall be deemed to give any officer or employee, or his legal representatives or assigns, any right to participate in the Plan, except to such extent, if any, as the Committee may have determined or approved pursuant to the provisions of the Plan.

4.	SHARES SUBJECT TO THE PLAN.

	4.1	The maximum number of shares of Common Stock that may be delivered upon the exercise of options granted under the Plan shall be 36,000,000, subject to adjustment in accordance with the provisions of Section 8.

	4.2	If any option granted under the Plan terminates without having been exercised in full (including an option which terminates by agreement between the Company and the Participant), the number of shares of Common Stock as to which such option has not been exercised prior to termination shall be available for future grants within the limits set forth in subsection 4.1.

	4.3	Shares of Common Stock delivered upon the exercise of options shall consist of shares of authorized and unissued Common Stock, except that the Board of Directors may from time to time in its discretion determine in any case the shares to be so delivered shall consist of shares of authorized and issued
Common Stock reacquired by the Company and held in its Treasury.  No fractional shares of Common Stock shall be delivered upon the exercise of an option.

5.	ELIGIBILITY FOR OPTIONS.

	Employees eligible to receive options under the Plan shall be those key employees of the Company and its Subsidiaries, if any, who, in the opinion of the Committee, are in a position to have a significant effect upon the Company's business and earnings. Members of the Board of Directors of the Company or a Subsidiary who are not employed as regular salaried officers or employees of the Company or a Subsidiary may not participate in the Plan.

6.	GRANT OF OPTIONS.

	6.1	From time to time while the Plan is in effect the Committee may, in its absolute discretion, select from among the persons eligible to receive options
(including persons to whom options were previously granted) those persons to whom options are to be granted.

	6.2	The Committee shall, in its absolute discretion, determine the number of shares of Common Stock to be subject to each option granted under the Plan.

	6.3	No Incentive Stock Option may be granted under the Plan after May 16,
1995, but options theretofore granted may extend beyond that date.

7.	PROVISIONS OF OPTIONS.

	7.1	Incentive Stock Options or Other Options.  Options granted under the
Plan may be either Incentive Stock Options or options which do not qualify as
Incentive Stock Options, as the Committee shall determine at the time of each grant of options hereunder.

	7.2	Stock Option Certificates or Agreements.  Options granted under the Plan shall be evidenced by certificates or agreements in such form as the Committee shall from time to time approve.  Such certificates or agreements shall comply with the terms and conditions of the Plan and may contain such other provisions not inconsistent with the terms and conditions of the Plan as the Committee shall deem advisable.  In the case of options intended to qualify as Incentive
Stock Options, the certificates or agreements shall contain such provisions relating to exercise and other matters as are required of incentive stock options under the Code.

	7.3	Terms and Conditions.  All options granted under the Plan shall be subject to the following terms and conditions to the extent applicable and to such other terms and conditions not inconsistent therewith as the Committee shall determine:

		7.3.1	Exercise Price.  The exercise price per share of Common Stock with respect to each option shall be as determined by the Committee but in the case of an Incentive Stock Option not less than 100% (110% in the case of an
Incentive Stock Option granted to a Ten Percent Stockholder) of the Fair
Market Value per share at the time the option is granted.  In the case of an option which does not qualify as an Incentive Stock Option, the exercise price per share of Common Stock shall be not less than par value.  However, for those employees subject to Section 16 of the Securities Exchange Act of 1934,
the per share exercise price for an option which does not qualify as an
Incentive Stock Option shall not be less than 50% of the Fair Market Value at the time the option is granted.

		7.3.2	Value of Shares of Common Stock Subject to Incentive Stock
Options. Each eligible employee may be granted Incentive Stock Options only to the extent that, in the aggregate under this Plan and all incentive stock option plans of the Company and any related corporation, such Incentive Stock Options do not become exercisable for the first time by such employee during any calendar year in a manner which would entitle the employee to purchase more than $100,000 in fair market value (determined at the time the Incentive Stock Options were granted) of Common Stock in that year. Any options granted to any employee in excess of such amount will be granted as Non-Qualified
Options.

		7.3.3	Period of Options.  An option shall be exercisable during such period of time as the Committee may specify (subject to subsection 7.4 below), but in the case of an Incentive Stock Option not after the expiration of ten years
(five years in the case of an Incentive Stock Option granted to a Ten Percent
Stockholder) from the date the option is granted.


		7.3.4	Exercise of Options.

		7.3.4.1 Each option shall be made exercisable at such time or times as the Committee shall determine. In the case of an option made exercisable in installments, the Committee may later determine to accelerate the time at which one or more of such installments may be exercised.

		7.3.4.2 Any exercise of an option shall be in writing signed by the proper person and delivered or mailed to the General Counsel of the Company, accompanied by an option exercise notice and payment in full for the number of shares in respect to which the option is exercised.

		7.3.4.3 In the event an option is exercised by the executor or administrator of a deceased Participant, or by the person or persons to whom the option has been transferred by the Participant's will or the applicable laws of descent and distribution, the Company shall be under no obligation to deliver stock thereunder until the Company is satisfied that the person or persons exercising the option is or are the duly appointed executor or administrator of the deceased Participant or the person or persons to whom the option has been transferred by the Participant's will or by the applicable laws of descent and distribution.

		7.3.4.4 The Committee may at the time of grant condition the exercise of an option upon agreement by the Participant to subject the Common Stock to any restrictions on transfer or repurchase rights in effect on the date of exercise, upon representations of continued employment and upon other terms not inconsistent with this Plan. Any such conditions shall be set forth in the option certificate or other document evidencing the option.

		7.3.4.5 In the case of an option that is not an Incentive Stock Option, the Committee shall have the right to require that the individual exercising the option to remit to the Company an amount sufficient to satisfy any federal, state, or local withholding tax requirements (or makes other arrangements satisfactory to the Company with regard to such taxes) prior to the delivery of any Common Stock pursuant to the exercise of the option. In the case of an Incentive Stock Option, if at the time the Incentive Stock Option is exercised the Committee determines that under applicable law and regulations the Company could be liable for the withholding of any federal or state tax with respect to a disposition of the Common Stock received upon exercise, the Committee may require as a condition of exercise that the individual exercising the Incentive Stock Option agree (i) to inform the Company promptly of any disposition (within the meaning of Section 422 (a) (1) of the Code and the regulations thereunder) of Common Stock received upon exercise, and (ii) to give such security as the Committee deems adequate to meet the potential liability of the Company for the withholding of tax, and to augment such security from time to time in any amount reasonably deemed necessary by the Committee to preserve the adequacy of such security.

	7.3.4.6  In the case of an option that is exercised by an individual that is subject to taxation in a foreign jurisdiction, the Committee shall have the right to require the individual exercising the option to remit to the Company an amount sufficient to satisfy any federal or withholding requirement of that foreign jurisdiction (or make other arrangements satisfactory to the Company with regard to such taxes prior to the delivery of any Common Stock pursuant to the exercise of the option).

	7.3.5	Payment for and Delivery of Stock.   The shares of stock purchased on
any exercise of an option granted hereunder shall be paid for in full in cash or, if permitted by the terms of the option, in shares of unrestricted
Common Stock at the time of such exercise or, if so permitted, a combination of such cash and Common Stock.  A Participant shall not have the rights of a stockholder with respect to awards under the Plan except as to stock actually issued to him.

	7.3.6	Listing of Stock, Withholding and Other Legal Requirements.
The Company shall not be obligated to deliver any stock until all federal and state laws and regulations which the Company may deem applicable have been complied with, nor, in the event the outstanding Common Stock is at the time listed upon any stock exchange, until the stock to be delivered has been listed or authorized to be added to the list upon official notice of issuance to such exchange. In addition, if the shares of stock subject to any option have not been registered in accordance with the Securities Act of 1933, as amended, the Company may require the person or persons who wishes or wish to exercise such option to make such representation or agreement with respect to the sale of stock acquired on exercise of the option as will be sufficient, in the opinion of the Company's counsel, to avoid violation of said Act, and may also require that the certificates evidencing said stock bear an appropriate restrictive legend.

	7.3.7	Non-transferability of Options.   No option may be transferred by the
Participant otherwise than by will or by the laws of descent and distribution, and during the Participant's lifetime the option may be exercised only by him.

	7.3.8   Death.   If a Participant dies at a time when he is entitled to
exercise an Incentive Stock Option, then at any time or times within three years after his death such Incentive Stock Option may be exercised, as to all or any of the shares which the Participant was entitled to purchase thereunder immediately prior to his death, by his executor or administrator or the person or persons to whom the Incentive Stock Option is transferred by will or the applicable laws of descent and distribution, and except as so exercised such Incentive Stock Option shall expire at the end of such three-year period.
In no event, however, may any Incentive Stock Option granted under the Plan be exercised after the expiration of ten years (five years in the case of an Incentive Stock Option granted to a Ten Percent Stockholder) from the date the Incentive Stock Option was granted.

	7.3.9	Termination of Employment.   If the employment of a Participant
terminates for any reason other than his death, all options held by the Participant shall thereupon expire on the date of termination unless the option by its terms, or the Committee by resolution, shall allow the Participant to exercise any or all of the options held by him after termination. In the case of an Incentive Stock Option, the Incentive Stock Option shall in any event expire at the end of three months after such termination of employment, or after the expiration of ten years (five years in the case of an Incentive Stock
Option granted to a Ten Percent Stockholder) from the date the Incentive Stock Option was granted, whichever occurs first. If the Committee so decides, an option may provide that a leave of absence granted by the Company or Subsidiary is not a termination of employment for the purpose of this subsection 7.3.9, and in the absence of such a provision the Committee may in any particular case determine that such a leave of absence is not a termination of employment for such purpose. The Committee shall also determine all other matters relating to continuous employment.

7.4	Authority of the Committee.   The Committee shall have the authority,
either generally or in particular instances, to waive compliance by a Participant with any obligation to be performed by him under an option and to waive any condition or provision of an option, except that the Committee may not (i) increase the total number of shares covered by any Incentive Stock Option (except in accordance with Section 8), (ii) reduce the option price per share of any Incentive Stock Option (except in accordance with Section 8) or
(iii) extend the term of any Incentive Stock Option to more than ten years, subject, however, to the provisions of Section 10.

8.	CHANGES IN STOCK.

	In the event of a stock dividend, stock split or other change in corporate structure or capitalization affecting the Common Stock that becomes effective after the adoption of the Plan by the Board of Directors, the Committee shall make appropriate adjustments in (i) the number and kind of shares of stock on which options may thereafter be granted hereunder, (ii) the number and kind of shares of stock remaining subject to each option outstanding at the time of such change and (iii) the option price. The Committee's determination shall be binding on all persons concerned. Subject to any required action by the stockholders, if the Company shall be the surviving corporation in any merger or consolidation (other than a merger or consolidation in which the Company survives but in which a majority of its outstanding shares are converted into securities of another corporation or are exchanged for other consideration), any option granted hereunder shall pertain and apply to the securities which a holder of the number of shares of stock of the Company then subject to the option would have been entitled to receive, but a dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation or in which a majority of its outstanding shares are so converted or exchanged shall cause every option hereunder to terminate;
provided that if any such dissolution, liquidation, merger or consolidation is contemplated, the Company shall either arrange for any corporation succeeding to the business and assets of the Company to issue to the Participants replacement options (which, in the case of Incentive Stock Options, satisfy, in the determination of the Committee, the requirements of Section 424 of the
Code) on such corporation's stock which will to the extent possible preserve the value of the outstanding options or shall make the outstanding options fully exercisable at least 20 days before the effective date of any such dissolution, liquidation, merger or consolidation. The existence of the Plan shall not prevent any such change or other transaction and no Participant thereunder shall have any right except as herein expressly set forth.

9.	EMPLOYMENT RIGHTS.

	Neither the adoption of the Plan nor any grant of options confers upon any employee of the Company or a Subsidiary any right to continued employment with the Company or a Subsidiary, as the case may be, nor does it interfere in any way with the right of the Company or a Subsidiary to terminate the employment of any of its employees at any time.

10.	DISCONTINUANCE, CANCELLATION, AMENDMENT AND TERMINATION.

	The Committee may at any time discontinue granting options under the Plan and, with the consent of the Participant, may at any time cancel an existing option in whole or in part and grant another option to the Participant for such number of shares as the Committee specifies.  The Board of Directors may at any time or times amend the Plan for the purpose of satisfying the requirements of any changes in applicable laws or regulations or for any other purpose which may at the time be permitted by law or may at any time terminate the Plan as to any further grants of options, provided that no such amendment shall without the approval of the stockholders of the Company (a) increase the maximum number of shares available under the Plan, (b) change the group of employees eligible to receive options under the Plan, (c) reduce the exercise price of outstanding incentive options or reduce the price at which incentive options may be granted, (d) extend the time within which options may be granted, (e)
alter the Plan in such a way that incentive options granted or to be granted hereunder would not be considered incentive stock options under Section 422 of the Code, or (f) amend the provisions of this Section 10, and no such amendment shall adversely affect the rights of any employee (without his consent) under any option previously granted.

11.	EFFECTIVE DATE.

	The Plan shall become effective upon its adoption by the Board of Directors, and options may be granted under the Plan from and after the date of such adoption; provided, however, that if prior to  May 16, 1986 the stockholders of the Company have not approved the Plan, the Plan shall terminate to the extent that it relates to the issuance of Incentive Stock Options and all Incentive
Stock Options theretofore granted shall terminate and cease to be of any force or effect. No Incentive Stock Option granted hereunder shall be exercisable unless and until the Plan has been so approved.

              Exhibit 10.2 1989 Employee Stock Purchase Plan


                               EMC CORPORATION
                      1989 EMPLOYEE STOCK PURCHASE PLAN

Section 1.  Purpose of Plan

     The EMC Corporation 1989 Employee Stock Purchase Plan (the "Plan") is intended to provide a method by which eligible employees of EMC Corporation and its subsidiaries (collectively, the "Company") may use voluntary, systematic payroll deductions to purchase the Company's common stock, $.01 par value, ("stock") and thereby acquire an interest in the future of the Company. For purposes of the Plan, a subsidiary is any corporation in which the Company owns, directly or indirectly, stock possessing 50% or more of the total combined voting power of all classes of stock unless the Board of Directors determines that employees of a particular subsidiary shall not be eligible.

Section 2.  Options to Purchase Stock

	Under the Plan as now amended, no more than 3,900,000 shares are available for purchase (subject to adjustment as provided in Section 16) pursuant to the exercise of options ("options") granted under the Plan to employees of the Company ("employees"). The stock to be delivered upon exercise of options under the Plan may be either shares of the Company's authorized but unissued stock, or shares of reacquired stock, as the Board of Directors of the Company (the "Board of Directors") shall determine.

Section 3.  Eligible Employees

     Except as otherwise provided in Section 20, each employee who has completed six months or more of continuous service in the employ of the Company shall be eligible to participate in the Plan.

Section 4.  Method of Participation

The periods January 1 to June 30 and July 1 to December 31 of each year shall be option periods. Each person who will be an eligible employee on the first day of any option period may elect to participate in the Plan by executing and delivering, at least 15 days prior to such day, a payroll deduction authorization in accordance with Section 5. Such employee shall thereby become a participant ("participant") on the first day of such option period and shall remain a participant until his or her participation is terminated as provided in the Plan.

Section 5.  Payroll Deductions

	The payroll deduction authorization shall request withholding, at a rate of not less than 2% nor more than 10% from the participant's compensation
(subject to a maximum of $2,500 per option period), by means of substantially equal payroll deductions over the option period.  For purposes of the Plan,
"compensation" shall mean all cash compensation paid to the participant by the
Company.  A participant may change the withholding rate of his or her payroll deduction authorization by written notice delivered to the Company at least 15 days prior to the first day of the option period as to which the change is to be effective.  All amounts withheld in accordance with a participant's payroll deduction authorization shall be credited to a withholding account for such participant.

Section 6.  Grant of Options

     Each person who is a participant on the first day of an option period shall as of such day be granted an option for such period. Such option shall be for the number of shares of stock to be determined by dividing (a) the balance in the participant's withholding account on the last day of the option period by
(b) the purchase price per share of the stock determined under Section 7, and eliminating any fractional share from the quotient. The Company shall reduce on a substantially proportionate basis the number of shares of stock receivable by each participant upon exercise of his or her option for an option period in the event that the number of shares then available under the Plan is otherwise insufficient.

Section 7.  Purchase Price

     The purchase price of stock issued pursuant to the exercise of an option shall be 85% of the fair market value of the stock at (a) the time of grant of the option or (b) the time at which the option is deemed exercised, whichever is less. Fair market value shall be determined in accordance with the applicable provisions of the Internal Revenue Code of 1986, as amended or restated from time to time (the "Code"), or regulations issued thereunder, or, in the absence of any such provisions or regulations, shall be deemed to be the last sale price at which the stock is traded on the day in question or the last prior date on which a trade occurred as reported in The Wall Street Journal; or, if The Wall Street Journal is not published or does not list the stock, then in such other appropriate newspaper of general circulation as the Board of Directors may prescribe; or, if the last price at which the stock traded is not generally reported, then the mean between the reported bid and asked prices at the close of the market on the day in question or the last prior date when such prices were reported.



Section 8.  Exercise of Options

     If an employee is a participant in the Plan on the last business day of an option period, he or she shall be deemed to have exercised the option granted to him or her for that period. Upon such exercise, the Company shall apply the balance of the participant's withholding account to the purchase of the number of whole shares of stock determined under Section 6, and as soon as practicable thereafter shall issue and deliver certificates for said shares to the participant and shall return to him or her the balance, if any, of his or her withholding account in excess of the total purchase price of the shares so issued. No fractional shares shall be issued hereunder.

     Notwithstanding anything herein to the contrary, the Company shall not be obligated to deliver any shares unless and until, in the opinion of the Company's counsel, all requirements of applicable federal and state laws and regulations (including any requirements as to legends) have been complied with, nor, if the outstanding stock is at the time listed on any securities exchange, unless and until the shares to be delivered have been listed (or authorized to be added to the list upon official notice of issuance) upon such exchange, nor unless or until all other legal matters in connection with the issuance and delivery of shares have been approved by the Company's counsel.

Section 9.  Interest

     No interest will be payable on withholding accounts.

Section 10.  Cancellation and Withdrawal

     A participant who holds an option under the Plan may at any time prior to exercise thereof under Section 8 cancel all (but not less than all) of his or her option by written notice delivered to the Company. Upon such cancellation, the balance in his or her withholding account shall be returned to him or her.

     A participant may terminate his or her payroll deduction authorization as of any date by written notice delivered to the Company and shall thereby cease to be a participant as of such date. Any participant who voluntarily terminates his or her payroll deduction authorization prior to the last business day of an option period shall be deemed to have cancelled his or her option.

Section 11.   Termination of Employment

     Except as otherwise provided in Section 12, upon the termination of a participant's employment with the Company for any reason whatsoever, he or she shall cease to be a participant, and any option held by him or her under the Plan shall be deemed cancelled, the balance of his or her withholding account shall be returned to him or her, and he or she shall have no further rights under the Plan. For purposes of this Section 11, a participant's employment will not be considered terminated in the case of sick leave or other bona fide leave of absence approved for purposes of this Plan by the Company or a subsidiary or in the case of a transfer to the employment of a subsidiary or to the employment of the Company.

Section 12.  Death or Retirement of Participant

     In the event a participant holds any option hereunder at the time his or her employment with the Company is terminated (1) by his or her retirement with the consent of the Company, and such retirement is within three months of the time such option becomes exercisable, or (2) by his or her death, whenever occurring, then such participant (or his or her legal representative), may, by a writing delivered to the Company on or before the date such option is exercisable, elect either (a) to cancel any such option and receive in cash the balance in his or her withholding account, or (b) to have the balance in his or her withholding account applied as of the last day of the option period to the exercise of his or her option pursuant to Section 8. In the event such participant (or his or her legal representative) does not file a written election as provided above, any outstanding option shall be treated as if an election had been filed pursuant to subparagraph 12(a) above.

Section 13.  Participant's Rights Not Transferable, etc.

     All participants granted options under the Plan shall have the same rights and privileges. Each participant's rights and privileges under any option granted under the Plan shall be exercisable during his or her lifetime only by him or her, and shall not be sold, pledged, assigned, or otherwise transferred in any manner whatsoever except by will or the laws of descent and distribution. In the event any participant violates the terms of this Section, any options held by him or her may be terminated by the Company and, upon return to the participant of the balance of his or her withholding account, all his or her rights under the Plan shall terminate.

Section 14.  Employment Rights

     Neither the adoption of the Plan nor any of the provisions of the Plan shall confer upon any participant any right to continued employment with the Company or a subsidiary or affect in any way the right of the Company to terminate the employment of such participant at any time.

Section 15.  Rights as a Shareholder

     A participant shall have the rights of a shareholder only as to stock actually acquired by him or her under the Plan.

Section 16.  Change in Capitalization

     In the event of a stock dividend, stock split or combination of shares, recapitalization, merger in which the Company is the surviving corporation or other change in the Company's capital stock, the number and kind of shares of stock or securities of the Company to be subject to the Plan and to options then outstanding or to be granted hereunder, the maximum number of shares or securities which may be delivered under the Plan, the option price and other relevant provisions shall be appropriately adjusted by the Board of Directors, whose determination shall be binding on all persons. In the event of a consolidation or merger in which the Company is not the surviving corporation or in the event of the sale or transfer of substantially all the Company's assets (other than by the grant of a mortgage or security interest), all outstanding options shall thereupon terminate, provided that prior to the effective date of any such merger, consolidation or sale of assets, the Board of Directors shall either (a) return the balance in all withholding accounts and cancel all outstanding options, or (b) accelerate the exercise date provided for in Section 8, or (c) if there is a surviving or acquiring corporation, arrange to have that corporation or an affiliate of that corporation grant to the participants replacement options having equivalent terms and conditions as determined by the Board of Directors.

Section 17.  Administration of Plan

     The Plan will be administered by the Board of Directors. The Board of Directors will have authority, not inconsistent with the express provisions of the Plan, to take all action necessary or appropriate hereunder, to interpret its provisions, and to decide all questions and resolve all disputes which may arise in connection therewith. Such determinations of the Board of Directors shall be conclusive and shall bind all parties.

     The Board may, in its discretion, delegate its powers with respect to the Plan to an Employee Benefit Plan Committee or any other committee (the "Committee"), in which event all references to the Board of Directors hereunder, including without limitation the references in Section 17, shall be deemed to refer to the Committee. A majority of the members of any such Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members. Any determination of the Committee under the Plan may be made without notice or meeting of the Committee by a writing signed by a majority of the Committee members.

Section 18.  Amendment and Termination of Plan

     The Board of Directors may at any time or times amend the Plan or amend any outstanding option or options for the purpose of satisfying the requirements of any changes in applicable laws or regulations or for any other purpose which may at the time be permitted by law, provided that (except to the extent explicitly required or permitted herein) no such amendment will, without the approval of the shareholders of the Company, (a) increase the maximum number of shares available under the Plan, (b) reduce the option price of outstanding options or reduce the price at which options may be granted, (c) change the conditions for eligibility under the Plan, or (d) amend the provisions of this
Section 18 of the Plan, and no such amendment will adversely affect the rights of any participant (without his or her consent) under any option theretofore granted.

     The Plan may be terminated at any time by the Board of Directors, but no such termination shall adversely affect the rights and privileges of holders of the outstanding options.

Section 19.  Approval of Shareholders

     The Plan shall be subject to the approval of the shareholders of the Company, which approval shall be secured within twelve months after the date the Plan is adopted by the Board of Directors. Notwithstanding any other provisions of the Plan, no option shall be exercised prior to the date of such approval.

Section 20.  Limitations on Eligibility

     Notwithstanding any other provision of the Plan, (a) An employee shall not be eligible to receive an option pursuant to the Plan if, immediately after the grant of such option to him or her, he or she would (in accordance with the provisions of Sections 423 and 425(d) of the Code) own or be deemed to own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the employer corporation or of its parent or subsidiary corporation, as defined in Section 425 of the Code.

     (b) No employee shall be granted an option under this Plan that would permit his or her rights to purchase shares of stock under this Plan of the Company to accrue at a rate which exceeds $25,000 in fair market value of such stock (determined at the time the option is granted) for each calendar year during which any such option granted to such employee is outstanding at any time, as provided in Sections 423 and 425 of the Code.

     (c) No employee shall be granted an option under this Plan that would permit him or her to withhold more than $2,500 in each option period or $5,000 per calendar year.

            Exhibit 10.3 1992 Stock Options Plan for Directors


                              EMC CORPORATION

            1992 EMC CORPORATION STOCK OPTION PLAN FOR DIRECTORS,
                        as amended December 31, 1994

1.	PURPOSE

	The purpose of this 1992 Stock Option Plan for Directors (the "Plan") is to advance the interests of EMC Corporation (the "Company") by enhancing the ability of the Company to attract and retain directors who are in a position to make significant contributions to the success of the Company and to reward directors for such contributions through ownership of shares of the Company's
Common Stock (the "Stock").

2.	ADMINISTRATION

	The Plan shall be administered by the Executive Compensation and Stock Option Committee (the "Committee") of the Board of Directors (the "Board") of the Company. The Committee shall have authority, not inconsistent with the express provisions of the Plan (a) to grant options in accordance with the Plan to such directors as are eligible to receive options; (b) to prescribe the form or forms of instruments evidencing options and any other instruments required under the Plan and to change such forms from time to time; (c) to adopt, amend and rescind rules and regulations for the administration of the Plan; and (d) to interpret the Plan and decide any questions and settle all controversies and disputes that may arise in connection with the Plan. Such determinations of the Committee shall be conclusive and shall bind all parties. Subject to Section 7, the Committee shall also have the authority, both generally and in particular instances, to waive compliance by a director with any obligation to be performed by him or her under an option and to waive any condition or provision of an option.

3.	EFFECTIVE DATE AND TERM OF PLAN

	The Plan shall become effective on the date on which the Plan is approved by the stockholders of the Company.  No option shall be granted under the Plan after the completion of ten years from the date on which the Plan was adopted by the Board, but options granted may extend beyond that date.

4.	SHARES SUBJECT TO THE PLAN

	(a)	Number of Shares.  Subject to adjustment as provided in Section 4(c), the aggregate number of shares of Stock that may be delivered upon the exercise of options granted under the Plan shall be 1,800,000.  If any option granted under the Plan terminates without having been exercised in full, the number of shares of Stock as to which such option was not exercised shall be available for future grants within the limits set forth in this Section 4(a).

	(b)	Shares to be Delivered.  Shares delivered under the Plan shall be authorized but unissued Stock or, if the Board so decides in its sole discretion, previously issued Stock acquired by the Company and held in treasury. No fractional shares of Sock shall be delivered under the Plan.

	(c)	Changes in Stock.  In the event of a stock dividend, stock split or other change in corporate structure or capitalization affecting the Stock, the number and kind of shares of stock or securities of the Company to be subject to options then outstanding or to be granted under the Plan, and the option price, and other relevant provisions shall be appropriately adjusted by the Committee, whose determination shall be binding on all persons.

5.	ELIGIBILITY FOR OPTIONS

	Directors eligible to receive options under the Plan ("Eligible Directors")
shall be those directors who (i) are not employees of the Company; and (ii) are not holders of more than 5% of the outstanding shares of the Stock or persons in control of such holders.

6.	TERMS AND CONDITIONS OF OPTIONS

	(a)	Number of Options.   Eligible Directors who are directors on the date of
stockholder approval of the Plan shall be awarded options to purchase up to
40,000 shares of Stock.  Following stockholder approval of the plan, each newly elected Eligible Director shall be awarded options to purchase up to 40,000 shares of Stock on the date of his or her first election.

	(b)	Exercise Price.  The exercise price of each option shall be at a price per share determined by the Committee at the time the option is granted, which price shall not be less than 50% of the fair market value per share of the Stock at the time of the grant.  For this purpose "fair market value" shall mean the last sales price of the Stock as reported on the New York Stock Exchange on the date of the grant (based on The Wall Street Journal report of composite transactions) or, if the Stock  is no longer listed on such Exchange, it shall have the same meaning as it does in the provisions of the Internal Revenue Code of 1986 (the "Code") and the regulations thereunder applicable to incentive options.

	(c)	Duration of Options.  The latest date on which an option may be exercised
(the "Final Exercise Date") shall be the date which is ten years from the date the option was granted.

	(d)	Exercise of Options.

	(1)	Each option shall become exercisable in increments of 20% of the shares covered thereby on each of the first through fifth anniversaries of the grant.

	(2)	Any exercise of an option shall be in writing, signed by the proper person and delivered or mailed to the Company, accompanied by (a) an option exercise notice and any other documents required by the Committee; and (b) payment in full for the number of shares for which the option is exercised.

	(3)	If any option is exercised by the executor or administrator of a deceased director, or by the person or persons to whom the option has been transferred by the director's will or the applicable laws of descent and distribution, the
Company shall be under no obligation to deliver Stock pursuant to such exercise until the Company is satisfied as to the authority of the person or persons exercising the option.

	(4)	The Company shall have the right to settle any option, and to terminate the rights of the holder thereof, by paying to the option holder the difference between the fair market value of the Stock at the time of settlement and the purchase price.

	(e)	Payment for and Delivery of Stock.  Stock purchased under the Plan shall be paid for as follows:  (i) in cash or by certified check, bank draft or money order payable to the order of the Company; (ii) through the delivery of shares of Stock having a fair market value on the last business day preceding the date of exercise equal to the purchase price; or (iii) by a combination of cash and
Stock as provided in clauses (i) and (ii) above.

	An option holder shall not have the rights of a stockholder with regard to awards under the Plan except as to Stock actually received by him or her under the Plan.

	The Company shall not be obligated to deliver any shares of Stock (a) until, in the opinion of the Company's counsel, all applicable Federal and state laws and regulations have been complied with; and (b) if the outstanding Stock is at the time listed on any stock exchange, until the shares to be delivered have been listed or authorized to be listed on such exchange upon official notice of issuance; and (c) until all other legal matters in connection with the issuance and delivery of such shares have been approved by the Company's counsel.  If the sale of Stock has not been registered under the Securities
Act of 1933, as amended, the Company may require, as a condition to exercise of the option, such representations or agreements as counsel for the Company may consider appropriate to avoid violation of such Act and may require that the certificates evidencing such Stock bear an appropriate legend restricting transfer.

	(f)	Nontransferability  of Options.  No option may be transferred other than by will or by the laws of descent and distribution, and during a director's lifetime an option may be exercised only by him or her.

	(g)	Death.  If a director dies at the time he or she is entitled to exercise an option, then the portion formerly exercisable by the director may be exercised by the director's executor or administrator, or by the person to whom the option is transferred under the applicable laws of descent and distribution, within three years of the death of the director, subject to earlier termination of an option pursuant to Section 6(c).

	(h)	Other Termination of Status of Director.  All previously unexercised options terminate and are forfeited automatically upon the termination of the director's service with the Company, unless the Committee or the Board of
Directors specifies otherwise.

	(i)	Mergers, etc.  In the event of a dissolution, liquidation, consolidation or merger in which the Company is not the surviving corporation, all outstanding options will thereupon terminate, provided at least twenty days prior to the effective date of any such dissolution, liquidation, consolidation or merger, the Company will either (i) make all outstanding options immediately exercisable or (ii) arrange to have the surviving corporation grant replacement options for the option holders.

7.	EFFECT, DISCONTINUANCE, CANCELLATION, AMENDMENT AND 	TERMINATION

	Neither adoption of the Plan nor the grant of options to a director shall affect the Company's right to grant to such director or any director options that are not subject to the Plan, to issue to such directors Stock as a bonus or otherwise, or to adopt other plans or arrangements under which Stock may be issued to directors.

	The Committee may at any time discontinue granting options under the Plan. The Committee may at any time, or times, amend the Plan for the purpose of satisfying any changes in applicable laws or regulations or for any other purpose which may at the time be permitted by law, or may at any time terminate the Plan as to any further grants of options, provided that (except to the extent expressly required or permitted herein above) no such amendment shall, without the approval of the stockholders of the Company, (a) increase the maximum number of shares available under the Plan; (b) increase the number of options to be granted to Eligible Directors; (c) amend the definition of Eligible Directors so as to enlarge the group of directors eligible to receive options under the Plan; (d) reduce the price at which options may be granted other than as permitted in the Plan; or (e) amend the provisions of this
Section 7.

                   Exhibit 10.4 1993 Stock Option Plan


                           EMC CORPORATION

          1993 STOCK OPTION PLAN, as amended December 31, 1994

1.	PURPOSE.

	The purpose of the EMC Corporation 1993 Stock Option Plan is to enable EMC Corporation to provide a special incentive to a limited number of key employees of the Company and its Subsidiaries, if any, who are in a position to have a significant effect upon the Company's business and earnings. In order to accomplish this purpose, the Plan authorizes the grant to such key employees of options to purchase Common Stock of the Company. Increased ownership of Common Stock will provide such key employees with an additional incentive to take into account the long-term interests of the Company.

2.	DEFINITIONS.

	As used herein, the following words or terms have the meanings set forth below. The masculine gender is used throughout the Plan but is intended to apply to members of both sexes.

	2.1	"Board of Directors" means the Board of Directors of the Company.

	2.2	"Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

	2.3	"Committee" means the Committee (which, following registration of the
Common Stock under the Securities Exchange Act of 1934, shall consist of not less than three members of the Board of Directors) appointed by the Board of
Directors to administer the Plan or the Board of Directors as a whole if no appointment is made.

	2.4	"Common Stock" means the Common Stock of the Company.

	2.5	"Company" means EMC Corporation, a corporation established under the laws of The Commonwealth of Massachusetts.

	2.6	"Fair Market Value" in the case of a share of Common Stock on a particular day, means the fair market value as determined from time to time by the Board of Directors or, where appropriate, by the Committee, taking into account all information which the Board of Directors, or the Committee, considers relevant.

	2.7	"Incentive Stock Option" means a stock option that satisfies the requirements of Section 422 of the Code.

	2.8	"Participant" means an individual holding a stock option or stock options granted to him under the Plan.

	2.9	"Plan" means the EMC Corporation 1993 Stock Option Plan set forth herein.

	2.10	"Subsidiary" or "Subsidiaries" means a corporation or corporations in which the Company owns, directly or indirectly, stock possessing 50 percent or more of the total combined voting power of all classes of stock.

	2.11	"Ten Percent Stockholder" means any person who, at the time an option is granted, owns or is deemed to own stock (as determined in accordance with
Sections 422 and 424 of the Code) possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or its parent or a subsidiary.

3.	ADMINISTRATION.

	3.1	The Plan shall be administered by the Committee.  A majority of the members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members.  Any determination of the Committee under the Plan may be made without notice or meeting of the
Committee by a writing signed by a majority of the Committee members.  Following registration of the Common Stock under the Securities Exchange of 1934, all members of the Committee shall be disinterested persons within the meaning of
Rule 16b-3 under that Act.

	3.2	Subject to the provisions set forth herein, the Committee shall have full authority to determine the provisions of options to be granted under the Plan, to interpret the terms of the Plan and of options granted under the Plan, to adopt, amend and rescind rules and guidelines for the administration of the Plan and for its own acts and proceedings and to decide all questions and settle all controversies and disputes which may arise in connection with the Plan.

	3.3	The decision of the Committee on any matter as to which the Committee is given authority under subsection 3.2 shall be final and binding on all persons concerned.

	3.4	Nothing in the Plan shall be deemed to give any officer or employee, or his legal representatives or assigns, any right to participate in the Plan, except to such extent, if any, as the Committee may have determined or approved pursuant to the provisions of the Plan.

4.	SHARES SUBJECT TO THE PLAN.

	4.1	The maximum number of shares of Common Stock that may be delivered upon the exercise of options granted under the Plan shall be 6,000,000, subject to adjustment in accordance with the provisions of Section 8.

	4.2	If any option granted under the Plan terminates without having been exercised in full (including an option which terminates by agreement between the Company and the Participant), the number of shares of Common Stock as to which such option has not been exercised prior to termination shall be available for future grants within the limits set forth in subsection 4.1.

	4.3	Shares of Common Stock delivered upon the exercise of options shall consist of shares of authorized and unissued Common Stock, except that the Board of Directors may from time to time in its discretion determine in any case the shares to be so delivered shall consist of shares of authorized and issued
Common Stock reaquired by the Company and held in its Treasury.  No fractional shares of Common Stock shall be delivered upon the exercise of an option.

5.	ELIGIBILITY FOR OPTIONS.

	Employees eligible to receive options under the Plan shall be those key employees of the Company and its Subsidiaries, if any, who, in the opinion of the Committee, are in a position to have a significant effect upon the Company's business and earnings. Members of the Board of Directors of the Company or a Subsidiary who are not employed as regular salaried officers or employees of the Company or a Subsidiary may not participate in the Plan.

6.	GRANT OF OPTIONS.

	6.1	From time to time while the Plan is in effect the Committee may, in its absolute discretion, select from among the persons eligible to receive options
(including persons to whom options were previously granted) those persons to whom options are to be granted.

	6.2	The Committee shall, in its absolute discretion, determine the number of shares of Common Stock to be subject to each option granted under the Plan.

	6.3	No Incentive Stock Option may be granted under the Plan after May 12,
2003, but options theretofore granted may extend beyond that date.

7.	PROVISIONS OF OPTIONS.

	7.1	Incentive Stock Options or Other Options.  Options granted under the Plan may be either Incentive Stock Options or options which do not qualify as
Incentive Stock Options, as the Committee shall determine at the time of each grant of options hereunder.

	7.2	Stock Option Certificates or Agreements.  Options granted under the Plan shall be evidenced by certificates or agreements in such form as the Committee shall from time to time approve.  Such certificates or agreements shall comply with the terms and conditions of the Plan and may contain such other provisions not inconsistent with the terms and conditions of the Plan as the Committee shall deem advisable.  In the case of options intended to qualify as Incentive
Stock Options, the certificates or agreements shall contain such provisions relating to exercise and other matters as are required of incentive stock options under the Code.

	7.3	Terms and Conditions.  All options granted under the Plan shall be subject to the following terms and conditions to the extent applicable and to such other terms and conditions not inconsistent therewith as the Committee shall determine:

		7.3.1	Exercise Price.  The exercise price per share of Common Stock with respect to each option shall be as determined by the Committee but in the case of an Incentive Stock Option not less than 100% (110% in the case of an
Incentive Stock Option granted to a Ten Percent Stockholder) of the Fair
Market Value per share at the time the option is granted.  In the case of an option which does not qualify as an Incentive Stock Option, the exercise price per share of Common Stock shall be not less than par value.

		7.3.2	Value of Shares of Common Stock Subject to Incentive Stock Options.
Each eligible employee may be granted Incentive Stock Options only to the extent that, in the aggregate under this Plan and all incentive stock option plans of the Company and any related corporation, such Incentive Stock Options do not become exercisable for the first time by such employee during any calendar year in a manner which would entitle the employee to purchase more than $100,000 in fair market value (determined at the time the Incentive Stock
Options were granted) of Common Stock in that year.  Any options granted to an employee in excess of such amount will be granted as Non-Qualified
Options.

		7.3.3	Period of Options.  An option shall be exercisable during such period of time as the Committee may specify (subject to subsection 7.4 below), but in the case of an Incentive Stock Option not after the expiration of ten years
(five years in the case of an Incentive Stock Option granted to a Ten Percent
Stockholder) from the date the option is granted.

		7.3.4	Exercise of Options.

		7.3.4.1 Each option shall be made exercisable at such time or times as the Committee shall determine. In the case of an option made exercisable in installments, the Committee may later determine to accelerate the time at which one or more of such installments may be exercised.

		7.3.4.2 Any exercise of an option shall be in writing signed by the proper person and delivered or mailed to the General Counsel of the Company, accompanied by an option exercise notice and payment in full for the number of shares in respect to which the option is exercised.

		7.3.4.3 In the event an option is exercised by the executor or administrator of a deceased Participant, or by the person or persons to whom the option has been transferred by the Participant's will or the applicable laws of descent and distribution, the Company shall be under no obligation to deliver stock thereunder until the Company is satisfied that the person or persons exercising the option is or are the duly appointed executor or administrator of the deceased Participant or the person or persons to whom the option has been transferred by the Participant's will or by the applicable laws of descent and distribution.

		7.3.4.4 The Committee may at the time of grant condition the exercise of an option upon agreement by the Participant to subject the Common Stock to any restrictions on transfer or repurchase rights in effect on the date of exercise, upon representations of continued employment and upon other terms not inconsistent with this Plan. Any such conditions shall be set forth in the option certificate or other document evidencing the option.

	            7.3.4.5   In the case of an option that is not an Incentive Stock
Option, the Committee shall have the right to require that the individual exercising the option to remit to the Company an amount sufficient to satisfy any federal, state, or local withholding tax requirements (or makes other arrangements satisfactory to the Company with regard to such taxes) prior to the delivery of any Common Stock pursuant to the exercise of the option.  In the case of an Incentive Stock Option, if at the time the Incentive Stock Option is exercised the Committee determines that under applicable law and regulations the Company could be liable for the withholding of any federal or state tax with respect to a disposition of the Common Stock received upon exercise, the Committee may require as a condition of exercise that the individual exercising the
Incentive Stock Option agree (i) to inform the Company promptly of any disposition (within the meaning of Section 422 (a) (1) of the Code and the regulations thereunder) of Common Stock received upon exercise, and (ii) to give such security as the Committee deems adequate to meet the potential liability of the Company for the withholding of tax, and to augment such security from time to time in any amount reasonably deemed necessary by the Committee to preserve the adequacy of such security.

	          7.3.4.6  In the case of an option that is exercised by an individual that is subject to taxation in a foreign jurisdiction, the Committee shall have the right to require the individual exercising the option to remit to the Company an amount sufficient to satisfy any federal or withholding requirement of that foreign jurisdiction (or make other arrangements satisfactory to the Company with regard to such taxes prior to the delivery of any Common Stock pursuant to the exercise of the option).

	7.3.5	Payment for and Delivery of Stock.   The shares of stock purchased on
any exercise of an option granted hereunder shall be paid for in full in cash or, if permitted by the terms of the option, in shares of unrestricted Common
 Stock at the time of such exercise or, if so permitted, a combination of such cash and Common Stock.  A Participant shall not have the rights of a stockholder with respect to awards under the Plan except as to stock actually issued to him.

	7.3.6	Listing of Stock, Withholding and Other Legal Requirements.
The Company shall not be obligated to deliver any stock until all federal and state laws and regulations which the Company may deem applicable have been complied with, nor, in the event the outstanding Common Stock is at the time listed upon any stock exchange, until the stock to be delivered has been listed or authorized to be added to the list upon official notice of issuance to such exchange. In addition, if the shares of stock subject to any option have not been registered in accordance with the Securities Act of 1933, as amended, the Company may require the person or persons who wishes or wish to exercise such option to make such representation or agreement with respect to the sale of stock acquired on exercise of the option as will be sufficient, in the opinion of the Company's counsel, to avoid violation of said Act, and may also require that the certificates evidencing said stock bear an appropriate restrictive legend.

	7.3.7	Non-transferability of Options.   No option may be transferred by the
Participant otherwise than by will or by the laws of descent and distribution, and during the Participant's lifetime the option may be exercised only by him.

	7.3.8   Death.   If a Participant dies at a time when he is entitled to
exercise an Incentive Stock Option, then at any time or times within three years after his death such Incentive Stock Option may be exercised, as to all or any of the shares which the Participant was entitled to purchase thereunder immediately prior to his death, by his executor or administrator or the person or persons to whom the Incentive Stock Option is transferred by will or the applicable laws of descent and distribution, and except as so exercised such Incentive Stock Option shall expire at the end of such three-year period. In no event, however, may any Incentive Stock Option granted under the Plan be exercised after the expiration of ten years (five years in the case of an Incentive Stock Option granted to a Ten Percent Stockholder) from the date the Incentive Stock Option was granted.

	7.3.9	Termination of Employment.   If the employment of a Participant
terminates for any reason other than his death, all options held by the Participant shall thereupon expire on the date of termination unless the option by its terms, or the Committee by resolution, shall allow the Participant to exercise any or all of the options held by him after termination. In the case of an Incentive Stock Option, the Incentive Stock Option shall in any event expire at the end of three months after such termination of employment, or after the expiration of ten years (five years in the case of an Incentive Stock
Option granted to a Ten Percent Stockholder) from the date the Incentive Stock Option was granted, whichever occurs first. If the Committee so decides, an option may provide that a leave of absence granted by the Company or Subsidiary is not a termination of employment for the purpose of this subsection 7.3.9, and in the absence of such a provision the Committee may in any particular case determine that such a leave of absence is not a termination of employment for such purpose. The Committee shall also determine all other matters relating to continuous employment.

7.4	Authority of the Committee.   The Committee shall have the authority, either
generally or in particular instances, to waive compliance by a Participant with any obligation to be performed by him under an option and to waive any condition or provision of an option, except that the Committee may not (i) increase the total number of shares covered by any Incentive Stock Option (except in accordance with Section 8), (ii) reduce the option price per share of any
Incentive Stock Option (except in accordance with Section 8) or (iii) extend the term of any Incentive Stock Option to more than ten years, subject, however, to the provisions of Section 10.

8.	CHANGES IN STOCK.

	In the event of a stock dividend, stock split or other change in corporate structure or capitalization affecting the Common Stock that becomes effective after the adoption of the Plan by the Board of Directors, the Committee shall make appropriate adjustments in (i) the number and kind of shares of stock on which options may thereafter be granted hereunder, (ii) the number and kind of shares of stock remaining subject to each option outstanding at the time of such change and (iii) the option price. The Committee's determination shall be binding on all persons concerned. Subject to any required action by the stockholders, if the Company shall be the surviving corporation in any merger or consolidation (other than a merger or consolidation in which the Company survives but in which a majority of its outstanding shares are converted into securities of another corporation or are exchanged for other consideration), any option granted hereunder shall pertain and apply to the securities which a holder of the number of shares of stock of the Company then subject to the option would have been entitled to receive, but a dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation or in which a majority of its outstanding shares are so converted or exchanged shall cause every option hereunder to terminate; provided that if any such dissolution, liquidation, merger or consolidation is contemplated, the Company shall either arrange for any corporation succeeding to the business and assets of the Company to issue to the Participants replacement options (which, in the case of Incentive Stock Options, satisfy, in the determination of the Committee, the requirements of Section 424 of the
Code) on such corporation's stock which will to the extent possible preserve the value of the outstanding options or shall make the outstanding options fully exercisable at least 20 days before the effective date of any such dissolution, liquidation, merger or consolidation. The existence of the Plan shall not prevent any such change or other transaction and no Participant thereunder shall have any right except as herein expressly set forth.

9.	EMPLOYMENT RIGHTS.

	Neither the adoption of the Plan nor any grant of options confers upon any employee of the Company or a Subsidiary any right to continued employment with the Company or a Subsidiary, as the case may be, nor does it interfere in any way with the right of the Company or a Subsidiary to terminate the employment of any of its employees at any time.

10.	DISCONTINUANCE, CANCELLATION, AMENDMENT AND TERMINATION.

	The Committee may at any time discontinue granting options under the Plan and, with the consent of the Participant, may at any time cancel an existing option in whole or in part and grant another option to the Participant for such number of shares as the Committee specifies.  The Board of Directors may at any time or times amend the Plan for the purpose of satisfying the requirements of any changes in applicable laws or regulations or for any other purpose which may at the time be permitted by law or may at any time terminate the Plan as to any further grants of options, provided that no such amendment shall without the approval of the stockholders of the Company (a) increase the maximum number of shares available under the Plan, (b) change the group of employees eligible to receive options under the Plan, (c) reduce the exercise price of outstanding incentive options or reduce the price at which incentive options may be granted, (d) extend the time within which options may be granted, (e) alter the
Plan in such a way that incentive options granted or to be granted hereunder would not be considered incentive stock options under Section 422 of the Code, or (f) amend the provisions of this Section 10, and no such amendment shall adversely affect the rights of any employee (without his consent) under any option previously granted.


11.	EFFECTIVE DATE.

The Plan shall become effective immediately upon its approval by the stockholders of the Company at the Annual Meeting on May 12, 1993.