Form 10-Q
period 1995-04-01
EMC CORP
filed 1995-05-12
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     April 1, 1995	  	Commission File Number  1-9853

EMC CORPORATION
 --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

	Massachusetts							              04-2680009
- --------------------------------		 ---------------------------------------
(State or other jurisdiction of				(I.R.S. Employer Identification Number)
organization or incorporation)

171 South Street
Hopkinton, Massachusetts  01748-9103
- ------------------------------------------------------------
(Address of principal executive offices, including zip code)

(508) 435-1000
 -----------------------------------------------------------
(Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				YES 	X				NO ________

	Indicate the number of shares outstanding of each of the issuer's classes of
Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	  213,268,346
- --------------------------------------   -------------------------------
	Class                                  	Outstanding as of April 1, 1995




- -2-
EMC CORPORATION


										                                             Page No.

Part I - Financial Information

	Consolidated Balance Sheets
	  April 1, 1995 and December 31, 1994	                    3

	Consolidated Statements of Operations
	  for the Three Months Ended
	  April 1, 1995 and April 2, 1994	                        4

	Consolidated Statements of Cash Flows
	  for the Three Months Ended April 1, 1995
	  and April 2, 1994	                                      5

	Notes to Interim Consolidated Financial Statements	       6 - 8

	Management's Discussion and Analysis of
	  Financial Condition and Results of Operations	          9 - 12

Part II - Other Information	                              13

Signatures	                                               14

Exhibit Index                                            	15



- -3-


EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)


                                                 	  April 1,  	December 31,
ASSETS		                                              1995		     1994
Current assets:
	Cash and cash equivalents	                         $237,281  	$240,506
	Trade and notes receivable less allowance for doubtful
	accounts of $6,112 and $6,272, respectively	        365,554	   361,191
	Inventories	                                        290,812	   251,096
	Deferred income taxes	                               40,754	    40,754
	Other assets	                                        11,302   	 	8,258
Total current assets	                                945,703	   901,805

Long-term investments, at cost	                      156,923	   175,631
Notes receivable	                                     37,126	    38,945
Property, plant and equipment, net   	               187,674	   173,016
Deferred income taxes		                                4,473   	 	4,473
Other assets, net  		                                 34,223	   	23,630

	Total assets                                    	$1,366,122	$1,317,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Current portion of long-term obligations              	$830    	$9,502
	Accounts payable	                                    78,508	   122,264
	Accrued expenses	                                    95,460   	106,107
	Income taxes payable	                                84,740	    55,521
	Deferred revenue                                    		9,238	    	8,070
Total current liabilities                           	268,776	   301,464

Deferred revenue	                                      3,263     	2,289
Long-term obligations:
	4  1/4% Convertible Subordinated Notes due 2001    	229,598   	229,598
	6  1/4% Convertible Subordinated Debentures due 2002	    --	    39,536
	Notes payable and capital lease obligations	         17,216	    16,972
Total liabilities	                                   518,853	   589,859

Stockholders' equity:
	Series Preferred Stock, par value $.01;
  authorized 25,000,000 shares	                          ---        	---
	Common Stock, par value $.01; authorized 330,000,000
   shares; issued 215,911,355 and 201,738,042, in
   1995 and 1994 respectively	                         2,159	      2,017
	Additional paid-in capital	                         323,205    	281,625
	Deferred compensation                               	(2,348)    	(2,607)
	Retained earnings	                                  521,694	    443,713
	Cumulative translation adjustment                    	3,720	      3,716
	Treasury stock, at cost, 2,643,009 and 2,627,467
   shares, respectively		                             (1,161)	 	    (823)

Total stockholders' equity	                          847,269	    727,641

	Total liabilities and stockholders' equity 	     $1,366,122 	$1,317,500


	The accompanying notes are an integral part of the consolidated financial statements.



- -4-

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)


	For the Three Months Ended
                         		   April 1,   	 April 2,
   		                           1995        	1994

Revenues:

	Net sales	                   $410,777	 $257,720
	Service and rental	             9,821	    9,338
			                            420,598  	267,058
Costs and expenses:

	Cost of sales and service    	205,366  	124,407
	Research and development	      37,438   	22,348
	Selling, general and
	    administrative	            70,712	   51,604

Operating income	              107,082   	68,699

Investment income             	  6,325	   	4,979
Interest expense               	(3,488)	  (3,802)
Other income / (expense), net 	   	692	     (608)

Income before taxes	           110,611	   69,268

Income tax provision	           32,630	   20,428

Net income	                    $77,981	  $48,840

Net income per weighted average
  share, primary 	               $0.36	    $0.23

Net income per weighted average
  share, fully diluted				       $0.34	    $0.22


Weighted average number of
  common shares outstanding,
  primary                     	221,513	  214,242

Weighted average number of
  common shares outstanding,
  fully diluted 		             233,855	  233,730


 The accompanying notes are an integral part of the consolidated financial statements.


- -5-
EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)
                                            					 For the Three Months Ended

		                                              		    April 1, 	  April 2,
				                                                    1995      	 1994
Cash flows from operating activities:
	Net income	                                           $77,981	   $48,840
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization	                       12,151	     7,034
			Deferred income taxes                                  	---    	(2,062)
			Net loss on disposal of property and equipment	         ---	       146

			Changes in assets and liabilities:
			Trade and notes receivable                          	(2,501)	  (46,137)
			Inventories                                        	(39,720)  	(26,570)
			Other assets	                                       (15,090)	  (15,137)
			Accounts payable                                   	(43,843)	   17,341
			Accrued expenses                                   	(10,498)	    2,420
			Income taxes payable	                                29,219	     5,579
			Deferred revenue	                                     2,118	       (59)

				Net cash provided/(used) by operating activities    	9,817	    (8,605)

Cash flows from investing activities:
	Additions to property and equipment	                  (25,387)  	(22,193)
	Net (purchase)/maturity of long-term investments	      18,708	  (117,638)

 				Net cash used by investing activities	             (6,679)	 (139,831)

Cash flows from financing activities:
	Issuance of common stock                               	2,107	     3,828
	Issuance of 4 1/4% convertible subordinated notes
   due 2001, net of issuance cost                       	  --- 	   29,350
	Payment of long-term and short-term obligations       	(8,675)     	(312)
	Issuance of long-term and short-term obligations         	247	     1,352

				Net cash (used)/provided by financing activities	   (6,321)   	34,218

Effect of exchange rate changes on cash	                   (42)	      518

Net decrease in cash and cash equivalents	              (3,183) 	(114,218)

Cash and cash equivalents at beginning of period	      240,506   	345,300

Cash and cash equivalents at end of period	           $237,281	  $231,600


Non-Cash Activity - Conversion of Debentures	           39,536	       353


 The accompanying notes are an integral part of the consolidated financial statements.


- -6-
EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Company
EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support high performance storage products and provide related services for mainframe and midrange computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Unisys Corporation ("Unisys") and Compagnie des Machines Bull S.A. ("Bull"). The Company has recently added a family of products aimed at the open systems storage marketplace.

Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended April 1, 1995 and April 2, 1994.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1995.

Acquisition
In February 1995, the Company acquired Icon International, Inc. ("Icon"), accounted for under the purchase method. The Company intends to incorporate certain technology of Icon into its development of products for the open systems storage marketplace. The resulting goodwill from this transaction of $6,715,000 is included in other assets non-current at April 1, 1995, net of $224,000 of amortization, and is being amortized over five years. Proforma presentations have not been included as this acquisition was not material to the results of operations of the Company.


2.	Inventory
                       		April 1, 1995	   December 31, 1994
Inventories consist of:
   Purchased parts	      $  14,284,000	        $  8,946,000
   Work-in-process	        142,905,000	         133,116,000
   Finished goods	         133,623,000	         109,034,000
		                        $290,812,000	        $251,096,000


 -7-
EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.	Convertible Subordinated Debentures

In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the "Debentures"). The Debentures were generally convertible at the option of the holder at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. In February 1995, the Company notified holders of the Debentures that the Company intended to redeem the Debentures on April 1, 1995, unless the holders chose to convert on or prior to such date. The Company redeemed $1,000 of the Debentures on April 1, 1995. All other Debentures were converted on or prior to that date.


4.	Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary weighted average shares outstanding and earnings used in per share computations for the first quarters of 1995 and 1994 reflect the dilutive effects of the 4 1/4% convertible subordinated notes due 2001 (the "Notes") and outstanding stock options. Fully diluted weighted average shares outstanding and earnings used in per share computations for the first quarters of 1995 and 1994 reflect the dilutive effects of the Debentures, in addition to the dilutive effect of the Notes and outstanding stock options.


5.	Litigation

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


- -8-
EMC CORPORATION


The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.


6.	Subsequent Events

At the Annual Meeting held on May 10, 1995, the Company's stockholders elected three Class II members to the Board of Directors for a three-year term, approved an increase in the number of shares of authorized common stock of the Company to 500,000,000 shares and the addition of 2,000,000 shares of common stock to the Company's 1993 Stock Option Plan.


- -9-
EMC CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations - First Quarter of 1995 compared to First Quarter of 1994
- -------------------------------------------------------------------------------
Revenues

Revenues for the quarter ended April 1, 1995 were $420,598,000 compared to $267,058,000 for the first quarter of 1994, an increase of $153,540,000 or 57%. While the Company expects revenue to continue to increase in all of its markets throughout 1995 as compared to the respective periods in 1994, such increase may not, on a percentage basis, continue at the levels experienced in the first quarter of 1995.

The increase in revenues was due primarily to the continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, which include the Symmetrix, Harmonix and Centriplex series of products. Revenues from the Symmetrix series of products in the IBM, Unisys and Bull mainframe markets increased by $156,926,000, or 74%, to $368,863,000 in the first quarter of 1995 from $211,937,000 in the first quarter of 1994. Revenues from the Harmonix series of IBM compatible midrange disk products, decreased by $7,980,000 or 25%, to $23,360,000 in the first quarter of 1995 from $31,340,000 in the first quarter of 1994. In the first quarter of 1995, the Company generated approximately 97% of its product revenues from sales of ICDA-based products versus approximately 94% in the same period a year ago. It is expected that revenues from ICDA-based products, including products for the mainframe and open systems storage markets, will remain the largest component of the Company's revenues throughout 1995.

Revenues on sales into the markets of North and South America increased by $71,492,000, or 41% to $247,274,000 in the first quarter of 1995 from
$175,782,000 in the first quarter of 1994. This increase was primarily due to growth in unit sales of the Symmetrix 5000 series of products in the IBM mainframe storage market.

Revenues on sales into the markets of Europe, Africa, and the Middle East increased by $49,370,000, or 64%, to $126,500,000 in the first quarter of 1995 from $77,130,000 in the first quarter of 1994, due primarily to growth in unit sales of the Symmetrix 5000 series of products in the IBM, Bull and Unisys mainframe storage markets.

Revenues on sales into the markets in the Asia Pacific region increased by $32,678,000, or 231%, to $46,824,000 in the first quarter of 1995 from
$14,146,000 in the first quarter of 1994, due to growth in unit sales of the Symmetrix 5000 series of products in the IBM mainframe storage market.


- -10-
EMC CORPORATION

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. In some instances, there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with vendors to correct these problems and is also seeking alternative sources of supply. If shortages and quality problems were to intensify, the Company could lose some time-sensitive customer orders and this could affect quarterly revenues and earnings.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service increased to 48.8% in the first quarter of 1995 from 46.6% in the first quarter of 1994, primarily due to a change in the cost mix of products sold in the first quarter of 1995 as compared to the first quarter of 1994. During the first quarter of 1995, the Company experienced lower costs associated with the disk mirroring program, as compared to the prior quarter, due to improved performance of the related disks, and a change in marketing strategy.

Research and Development

Research and development ("R&D") expenses were $37,438,000 and $22,348,000 in the first quarters of 1995 and 1994, respectively, an increase of $15,090,000, or 68%. R&D expenses were 8.9% and 8.4% of revenues in the first quarters of 1995 and 1994, respectively. Dollar increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools and the cost of additional technical staff. The Company expects to continue to spend substantial amounts for R&D throughout 1995.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $70,712,000 and $51,604,000 in the first quarters of 1995 and 1994, respectively, an increase of $19,108,000 or 37%. SG&A expenses were 16.8% and 19.3% of revenues in the first quarters of 1995 and 1994, respectively. The dollar increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its OEM and international distribution programs. SG&A expenses are expected to increase throughout 1995 approximately in proportion to growth in revenues.


- -11-
EMC CORPORATION

Investment Income and Interest Expense

Investment income was $6,325,000 in the first quarter of 1995 compared with $4,979,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1995 primarily due to increased rates of interest in the first quarter of 1995 over the same period in 1994.

Interest expense decreased slightly in the first quarter of 1995 from the first quarter of 1994, primarily due to conversions of the Debentures.

Provision for Income Taxes

The provision for income taxes was $32,630,000 and $20,428,000 in the first quarters of 1995 and 1994, respectively, which resulted in an effective tax rate of 29.5% for both periods. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

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


- -12-
EMC CORPORATION

FINANCIAL CONDITION

Cash and cash equivalents were $237,281,000 and $240,506,000 at April 1, 1995 and December 31, 1994. In the first three months of 1995, the Company's working capital increased by $75,586,000 from $600,341,000 at December 31, 1994 to $676,927,000 at April 1, 1995. In the first three months of 1994, the Company's working capital decreased by $57,558,000, from $516,876,000 at January 1, 1994 to $459,318,000 at April 2, 1994.

At April 1, 1995, the Company had available for use its entire $65,000,000 of credit lines. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

To date, inflation has not had a material impact on the Company's financial results.

Cash Flows

In the first three months of 1995, cash and cash equivalents decreased by $3,225,000. Cash provided by operating activities was $9,817,000 consisting primarily of net income and increased taxes payable balances, offset by increased inventory and other asset balances, and decreases in accounts payable and accrued expense balances. Cash used by investing activities was $6,679,000 caused by additions to property, plant and equipment of $25,387,000, partially offset by net maturities of long-term investments of $18,708,000. Cash used by financing activities was $6,321,000 caused primarily by payments of long-term and short-term obligations of $8,675,000, partially offset by net issuances of common stock of $2,107,000, pursuant to stock option exercises.


- -13-
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

Item 5.	Other Information

Subsequent Events. See Footnote 6 to Notes to Interim Consolidated Financial Statements in Part I of this report.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1	EMC Corporation 1993 Stock Option Plan, as amended (filed herewith).

		11.1	Computation of Primary and Fully Diluted Net Income Per Share
			(filed herewith).

	(b)	Reports on Form 8-K

   	On March 3, 1995, the registrant filed a report (Date of Report:
    February 9, 1995) on Form 8-K reporting, under Item 5, that it intended to call for redemption on April 1, 1995, all of its outstanding 6 1/4% convertible subordinated debentures due 2002, unless the holders chose to convert on or prior to such date.



- -14-
EMC CORPORATION


SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 		                    	  EMC CORPORATION



Date:                    May 12, 1995	  By:  /s/ Colin G. Patteson
		                                           Colin G. Patteson
		                                           Vice President, Chief Financial
                                             Officer and Treasurer (Principal
                                             Financial and Accounting Officer)





- -15-
EMC CORPORATION

EXHIBIT INDEX




Exhibit 10.1 	 EMC Corporation 1993 Stock Option Plan, as amended

Exhibit 11.1    Computation of Primary and Fully Diluted Net Income Per Share

Exhibit 10.1

EMC CORPORATION

1993 STOCK OPTION PLAN, as amended May 10, 1995

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
delivered upon the exercise of options granted under the Plan shall be 8,000,000, subject to adjustment in accordance with the provisions of
Section 8.

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
10, and no such amendment shall adversely affect the rights of any employee (without his consent) under any option previously granted.


11.	EFFECTIVE DATE.

The Plan shall become effective immediately upon its approval by the stockholders of the Company at the Annual Meeting on May 12, 1993.

EMC CORPORATION

Exhibit 11.1  	Computation of Primary and Fully Diluted Net Income Per Share
		(Amounts in thousands except share and per share data)

	Three Months Ended
	                                                  	April 1, 	     April 2,
		                                                  	 1995	          1994
Primary

Net income                                         	$77,981       	$48,840
Add back interest expense
     on convertible notes                       	     2,440   	      2,412
Less tax effect on interest
     expense on convertible notes	                     (976)	         (965)
Net income for purposes of calculating
     primary net income per share	                  $79,445       	$50,287

Weighted average shares
	outstanding during the period	                 200,478,499	   188,470,638

Common equivalent shares                        	21,034,178	    25,771,555

Common and common equivalent shares
	outstanding for purpose of calculating
	primary net income per share	                  221,512,677	   214,242,193

Primary net income per share (Note 4)	                $0.36	         $0.23


Fully Diluted

Net income 	                                        $77,981       	$48,840
Add back interest expense on
	convertible notes and debentures	                    3,055	         3,332
Less tax effect on interest expense
	on convertible notes and debentures	                (1,222)       	(1,333)
Net income for purpose of calculating
	fully diluted net income per share	                $79,814	       $50,839

Common and common equivalent shares
	outstanding for purpose of calculating
	primary net income per share	                  221,512,677	   214,242,193

Incremental shares to reflect full dilution,
	primarily from convertible subordinated
	debentures	                                     12,342,764	    19,487,994

Total shares for purpose of calculating
	fully diluted net income per share	            233,855,441   	233,730,187

Fully diluted net income per share (Note 4) 	         $0.34	         $0.22