Form 10-Q
period 1995-07-01
EMC CORP
filed 1995-08-11
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     July 1, 1995	  	Commission File Number  1-9853

EMC CORPORATION
- --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

	Massachusetts							                     04-2680009
- --------------------------------------			 -------------------------
(State or other jurisdiction of			    	(I.R.S. Employer Identification Number)
organization or incorporation)

171 South Street
Hopkinton, Massachusetts  01748-9103
- -------------------------------------------------------------------
(Address of principal executive offices, including zip code)

(508) 435-1000
 --------------------------------------------------------------------------
(Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				YES 	X				NO ________

	Indicate the number of shares outstanding of each of the issuer's classes of
Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	       214,647,790
- --------------------------------------------  ------------------------------
	Class	                                       Outstanding as of July 1, 1995

- -2-
EMC CORPORATION

                                       									   Page No.

Part I - Financial Information

	Consolidated Balance Sheets
	  July 1, 1995 and December 31, 1994	               3

	Consolidated Statements of Operations
	  for the Three and Six Months Ended
	  July 1, 1995 and July 2, 1994                     4

	Consolidated Statements of Cash Flows
	  for the Six Months Ended July 1, 1995
	  and July 2, 1994	                                 5

	Notes to Interim Consolidated Financial Statements	 6 - 7

	Management's Discussion and Analysis of
	  Financial Condition and Results of Operations	    8 - 14

Part II - Other Information	                         15 - 16

Signatures	                                          17

Exhibit Index                                       	18

- -3-
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)


                                             	   July 1,    December 31,
ASSETS		                                         1995       1994
Current assets:
	Cash and cash equivalents	                      $221,688	  $240,506
	Trade and notes receivable less allowance for
   doubtful accounts of $5,920 and $6,272,
   respectively	                                  446,310 	  361,191
	Inventories	                                     297,473 	  251,096
	Deferred income taxes	                            39,201	    40,754
	Other assets	                                     11,886		    8,258
Total current assets	                           1,016,558   	901,805

Long-term investments                            	157,542 	  175,631
Notes receivable, net	                             48,873  	  38,945
Property, plant and equipment, net               	191,769	   173,016
Deferred income taxes	                             	7,256	    	4,473
Other assets, net                                		41,901	 	  23,630

	Total assets	                                 $1,463,899	$1,317,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Current portion of long-term obligations           	$764	    $9,502
	Accounts payable	                                 66,351 	  122,264
	Accrued expenses	                                105,115	   106,107
	Income taxes payable	                             95,423	    55,521
	Deferred revenue	                                 	9,458	    	8,070
Total current liabilities                        	277,111	   301,464

Deferred revenue	                                   6,004	     2,289
Long-term obligations:
	4  1/4% convertible subordinated notes due 2001	 229,598   	229,598
	6  1/4% convertible sub. debentures due 2002         ---     39,536
	Notes payable and capital lease obligations	      17,320	    16,972
Total liabilities	                                530,033	   589,859

Stockholders' equity:
	Series Preferred Stock, par value $.01;
   authorized 25,000,000 shares	                      ---	       ---
	Common Stock, par value $.01; authorized
   500,000,000 shares; issued 217,292,192 and
   201,738,042, in 1995 and 1994 respectively	      2,173	     2,017
	Additional paid-in capital	                      329,844	   281,625
	Deferred compensation	                            (2,097)   	(2,607)
	Retained earnings                               	601,495	   443,713
	Cumulative translation adjustment                 	3,642	     3,716
	Treasury stock, at cost, 2,644,402 and
   2,627,467 shares, respectively	                	(1,191)	    	(823)

Total stockholders' equity	                       933,866	   727,641

	Total liabilities and stockholders' equity   	$1,463,899	$1,317,500


The accompanying notes are an integral part of the consolidated financial statements.

- -4-
EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)


                                    Three Months Ended    Six Months Ended
   		                               July 1,	  	July 2,   	July 1,  	July 2,
   	                                1995		     1994	      1995	     1994
Revenues:

	Net sales                        	$423,473   $300,140	  $834,250 	$557,860
	Service and rental                  11,794	     7,976	    21,615	   17,314
		 	                                435,267   	308,116	   855,865  	575,174
Costs and expenses:

	Cost of sales and service	         213,454	   146,383	   418,820	  270,790
	Research and development           	41,134	    26,245	    78,572   	48,593
	Selling, general and administrativ 	73,414    	59,725	   144,126	  111,329

Operating income                   	107,265	    75,763   	214,347  	144,462

Investment income                  	  5,642		    4,951   		11,967    	9,930
Interest expense	                    (3,044)   	(3,793)  		(6,532)  	(7,595)
Other income / (expense), net          	207	       490	       899	     (118)

Income before taxes                	110,070	    77,411	   220,681  	146,679

Income tax provision                	30,269    	22,842    	62,899	   43,270

Net income                         	$79,801	   $54,569  	$157,782	 $103,409

Net income per weighted average share,
  primary                            	$0.35	     $0.26     	$0.70    	$0.49

Net income per weighted average share,
  fully diluted			                   	$0.35	     $0.24     	$0.69	    $0.46


Weighted average number of common
  shares outstanding, primary      	234,494	   217,064	   227,973	  215,640

Weighted average number of common
  shares outstanding, fully diluted 235,015   	232,966	   234,970  	233,207


The accompanying notes are an integral part of the consolidated financial statements.

- -5-
EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)
                                             					 For the Six Months Ended
		   	                                            	    July 1, 	  July 2,
				                                                   1995      	1994
Cash flows from operating activities:
	Net income                                         	  $157,782  	$103,409
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization	                        25,952	    15,084
			Deferred income taxes                                	(1,230)	   (3,021)
			Net loss/(gain) on disposal of property and equipment   	424	      (295)
			Minority interest in consolidated subsidiaries          	---	       932
			Changes in assets and liabilities:
			Trade and notes receivable	                          (94,944)  	(94,844)
			Inventories                                         	(46,427)  	(64,680)
			Other assets                                        	(25,099)  	(12,035)
			Accounts payable                                    	(55,918)	   51,596
			Accrued expenses                                     	(1,014)	   16,540
			Income taxes payable                                 	39,896    	(6,192)
			Deferred revenue	5,090	1,567

				Net cash provided by operating activities    	        4,512	     8,061

Cash flows from investing activities:
	Additions to property and equipment	                   (41,926)	  (48,742)
	Proceeds from sales of property and equipment	             ---	       445
	Net maturity/(purchase) of long-term investments	       18,089  	(122,921)

 				Net cash used by investing activities             	(23,837) 	(171,218)

Cash flows from financing activities:
	Issuance of common stock	                                9,349	     7,562
	Purchase of treasury stock	                               (368)	     (140)
	Issuance of 4 1/4% convertible subordinated  notes
             due 2001, net of issuance costs             	  ---    	29,350
	Payment of long-term and short-term obligations        	(8,935)	     (895)
	Issuance of long-term and short-term obligations          	545	     1,536

				Net cash provided by financing activities	              591	    37,413

Effect of exchange rate changes on cash	                    (84)	      396

Net decrease in cash and cash equivalents	              (18,734)  (125,744)

Cash and cash equivalents at beginning of period	       240,506   	345,300

Cash and cash equivalents at end of period	            $221,688  	$219,952


Non-Cash Activity - Conversions of Debentures	           39,536	    13,429


The accompanying notes are an integral part of the consolidated financial statements.

- -6-
EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.	Basis of Presentation

Company
EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support high performance storage products and provide related services for mainframe and midrange computer systems manufactured primarily by International Business Machines Corporation ("IBM"). The Company also designs, manufactures, markets and supports a family of products aimed at the open systems storage marketplace.

Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended July 1, 1995 and July 2, 1994.

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


2.	Inventory
	                               	   July 1, 1995	   December 31, 1994
Inventories consist of:
   Purchased parts	                 $  7,658,000	   $  8,946,000
   Work-in-process	                  142,999,000    	133,116,000
   Finished goods	                   146,816,000    	109,034,000
		                                  $297,473,000	   $251,096,000


3.	Convertible Subordinated Debentures

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

- -7-
EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.	Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Weighted average shares outstanding and earnings used in primary per share computations for the three and six months ended July 1, 1995 and July 2, 1994, and used in fully diluted per share computations for the second quarter of 1995, reflect the dilutive effects of the 4 1/4% convertible subordinated notes due 2001 (the "Notes") and outstanding stock options. Weighted average shares outstanding and earnings used in fully diluted per share computations for the six months ended July 1, 1995 and the three and six months ended July 2, 1994, reflect the dilutive effects of the Debentures, in addition to the dilutive effect of the Notes and outstanding stock options.


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

- -8-
EMC CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter of 1995 compared to
                        Second Quarter of 1994
- ---------------------------------------------------------------------------

Revenues

Revenues for the quarter ended July 1, 1995 were $435,267,000 compared to $308,116,000 for the second quarter of 1994, an increase of $127,151,000 or 41%. While the Company expects revenue to continue to increase in all of its markets throughout 1995 as compared to the respective periods in 1994, such increase may not, on a percentage basis, continue at the levels experienced in the second quarter of 1995.

The increase in revenues was due to continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, which include the Symmetrix series of products for the mainframe market, the Harmonix series of products for the midrange market, the Centriplex series of products for the open systems storage market, and the Symmetrix 3000 series of products for the open systems storage market, which was introduced in April 1995. Revenues from the Symmetrix series of products in the mainframe market increased by $112,576,000, or 42%, to $378,233,000 in the second quarter of 1995 from
$265,657,000 in the second quarter of 1994. Revenues from the Harmonix series of IBM compatible disk products for the midrange market decreased by $4,731,000, or 21%, to $17,473,000 in the second quarter of 1995 from $22,204,000 in the second quarter of 1994. Revenues from the Company's products in the open systems storage market increased $10,816,000, or 208%, to $16,007,000 in the second quarter of 1995, from $5,191,000 in the second quarter of 1994.

Revenues on sales and service into the markets of North and South America increased by $59,486,000, or 29%, to $263,719,000 in the second quarter of 1995 from $204,233,000 in the second quarter of 1994. This increase was primarily due to growth in unit sales of the Symmetrix 5000 series of products in the IBM mainframe storage market.

Revenues on sales and service into the markets of Europe, Africa and the Middle East increased by $55,094,000, or 62%, to $143,365,000 in the second quarter of 1995 from $88,271,000 in the second quarter of 1994, due primarily to growth in unit sales of the Symmetrix 5000 series of products in the IBM and Compagnie des Machines Bull S.A. ("Bull") mainframe storage markets.

Revenues on sales and service into the markets in the Asia Pacific region increased by $12,571,000, or 81%, to $28,183,000 in the second quarter of 1995 from $15,612,000 in the second quarter of 1994, due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market.

- -9-
EMC CORPORATION

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. In some instances, there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company has experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with vendors to correct these problems and is also seeking alternative sources of supply. If shortages and quality problems were to intensify, the Company could lose some time-sensitive customer orders and this could affect quarterly revenues and earnings.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service increased to 49.0% in the second quarter of 1995 from 47.5% in the second quarter of 1994, primarily due to a change in the mix of products sold in the second quarter of 1995 as compared to the second quarter of 1994.

Research and Development

Research and development ("R&D") expenses were $41,134,000 and $26,245,000 in the second quarters of 1995 and 1994, respectively, an increase of $14,889,000, or 57%. R&D expenses were 9.5% and 8.5% of revenues in the second quarters of 1995 and 1994, respectively. Dollar increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools, the cost of additional technical staff and costs to develop new products for the open systems storage market. The Company expects to continue to spend substantial amounts for R&D throughout 1995.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $73,414,000 and $59,725,000 in the second quarters of 1995 and 1994, respectively, an increase of $13,689,000 or 23%. SG&A expenses were 16.9% and 19.4% of revenues in the second quarters of 1995 and 1994, respectively. The dollar increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its open systems storage group and OEM and international distribution programs. SG&A expenses are expected to increase throughout 1995 approximately in proportion to growth in revenues.

- -10-
EMC CORPORATION

Investment Income and Interest Expense

Investment income was $5,642,000 in the second quarter of 1995 compared with $4,951,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1995 primarily due to increased rates of interest in the second quarter of 1995 over the same period in 1994.

Interest expense decreased slightly in the second quarter of 1995 from the second quarter of 1994, primarily due to conversions of the Debentures.

Provision for Income Taxes

The provision for income taxes was $30,269,000 and $22,842,000 in the second quarters of 1995 and 1994, respectively, which resulted in effective tax rates of 27.5% and 29.5%, respectively. The change in rate to 27.5% in the second quarter of 1995 from 29.5% in the first quarter of 1995 was made to arrive at a blended rate of 28% for the 1995 fiscal year. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

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

- -11-
EMC CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations - First Six Months of 1995 compared to
                        First Six Months of 1994
- ---------------------------------------------------------------------------

Revenues

Revenues for the six months ended July 1, 1995 were $855,865,000 compared to $575,174,000 for the first six months of 1994, an increase of $280,691,000 or 49%. While the Company expects revenue to continue to increase in all of its markets throughout 1995 as compared to the respective periods in 1994, such increase may not, on a percentage basis, continue at the levels experienced in the first six months of 1995.

The increase in revenues was due to continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, which include the Symmetrix series of products in the mainframe market, the Harmonix series of products in the midrange market, the Centriplex series of products in the open systems storage market and the Symmetrix 3000 series of products in the open systems storage market, which was introduced in April 1995. Revenues from the Symmetrix series of products in the mainframe market increased by $269,642,000, or 56%, to $747,095,000 in the first six months of 1995 from
$477,453,000 in the first six months of 1994. Revenues from the Harmonix series of IBM compatible disk products in the midrange market decreased by $12,712,000, or 24%, to $40,832,000 in the first six months of 1995 from
$53,544,000 in the first six months of 1994. Revenues from the Company's products in the open systems storage market were $25,616,000 in the first six months of 1995, an increase of $14,501,000, or 130%, over the $11,115,000 for the first six months of 1994.

Revenues on sales and service into the markets of North and South America increased by $130,978,000, or 35%, to $510,993,000 in the first six months of 1995 from $380,015,000 in the same period of 1994. This increase was primarily due to growth in unit sales of the Symmetrix 5000 series of products in the IBM mainframe storage market.

Revenues on sales and service into the markets of Europe, Africa and the Middle East increased by $105,109,000, or 64%, to $269,865,000 in the first six months of 1995 from $164,756,000 in the same period of 1994, due primarily to growth in unit sales of the Symmetrix 5000 series of products in the IBM and Bull mainframe storage markets.

Revenues on sales and service into the markets in the Asia Pacific region increased by $44,604,000, or 147%, to $75,007,000 in the first six months of 1995 from $30,403,000 in the same period of 1994, due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market.

- -12-
EMC CORPORATION

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. In some instances, there is only a single source for such components. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company has experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with vendors to correct these problems and is also seeking alternative sources of supply. If shortages and quality problems were to intensify, the Company could lose some time-sensitive customer orders and this could affect quarterly revenues and earnings.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service increased to 48.9% in the first six months of 1995 from 47.1% in the first six months of 1994, primarily due to a change in the mix of products sold in the first six months of 1995 as compared to the same period in 1994.

Research and Development

Research and development ("R&D") expenses were $78,572,000 and $48,593,000 in the first six months of 1995 and 1994, respectively, an increase of $29,979,000, or 62%. R&D expenses were 9.2% and 8.4% of revenues in the first six months of 1995 and 1994, respectively. Dollar increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools, the cost of additional technical staff and costs to develop new products for the open systems storage market. The Company expects to continue to spend substantial amounts for R&D throughout 1995.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $144,126,000 and $111,329,000 in the first six months of 1995 and 1994, respectively, an increase of $32,797,000 or 29.5%. SG&A expenses were 16.8% and 19.4% of revenues in the first six months of 1995 and 1994, respectively. The dollar increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its open systems storage group and OEM and international distribution programs. SG&A expenses are expected to increase throughout 1995 approximately in proportion to growth in revenues.

- -13-
EMC CORPORATION

Investment Income and Interest Expense

Investment income was $11,967,000 in the first six months of 1995 compared with $9,930,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1995 primarily due to increased rates of interest in the first six months of 1995 over the same period in 1994.

Interest expense decreased slightly in the first six months of 1995 from the first six months of 1994, primarily due to conversions of the Debentures.

Provision for Income Taxes

The provision for income taxes was $62,899,000 and $43,270,000 in the first six months of 1995 and 1994, respectively, which resulted in an effective tax rate of 28.5% and 29.5%, respectively. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

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

- -14-
EMC CORPORATION

FINANCIAL CONDITION

Cash and cash equivalents were $221,688,000 and $240,506,000 at July 1, 1995 and December 31, 1994. In the first six months of 1995, the Company's working capital increased by $139,106,000 from $600,341,000 at December 31, 1994 to $739,447,000 at July 1, 1995. In the first six months of 1994, the Company's working capital decreased by $26,794,000, from $516,876,000 at January 1, 1994 to $490,082,000 at July 2, 1994.

In the first six months of 1995, cash and cash equivalents decreased by $18,818,000. Cash provided by operating activities was $4,512,000 consisting primarily of net income and increased taxes payable balances, offset by increased trade and notes receivable, inventory and other asset balances, and decreased accounts payable balances. Cash used by investing activities was $23,837,000 caused by additions to property, plant and equipment of $41,926,000, offset by net maturities of long-term investments of $18,089,000. Cash provided by financing activities was $591,000 caused primarily by issuances of common stock of $9,349,000, pursuant to stock option exercises and stock purchase plan activity, partially offset by payments of long-term obligations of $8,935,000.

At July 1, 1995, the Company had available for use its credit lines of $65,000,000. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

To date, inflation has not had a material impact on the Company's financial results.

- -15-
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

The Annual Meeting of Stockholders was held on May 10, 1995. There was no solicitation in opposition to the management's nominees as listed in the Company's proxy statement and all such nominees were elected as Class II directors for a three-year term. In addition, the stockholders approved amendments to the Company's Articles of Organization to increase the number of shares of authorized common stock, $.01 par value, to 500,000,000 shares and to increase the number of shares available for grant under the Company's 1993 Stock Option Plan to 8,000,000 shares. The results of the votes for each of these proposals were as follows:

	1.  Election of Class II Directors:

                         			For          	Withheld

   	John R. Egan	           171,181,280  	1,477,965
	   Joseph F. Oliveri	      171,196,374	  1,462,871
   	Michael C. Ruettgers    171,182,608   1,476,637

- -16-
EMC CORPORATION

Item 4.	Submission of Matters to a Vote of Security Holders  (continued)

	2.  To amend the Articles of Organization:

    	For: 	                163,838,815
	    Against:                8,082,972
    	Abstain:                  737,458


	3.  To amend the EMC Corporation 1993 Stock Option Plan:

    	For:	                 131,985,100
	    Against:               38,608,000
	    Abstain:                2,066,145

    	There were no broker non-votes on any of the proposals.


Item 5.	Other Information

On July 21, 1995, the Company's Board of Directors amended in part Section 2.2 of the Company's By-laws to provide that a special meeting of the stockholders may be called by the holders of 85% of the shares of the capital stock of the Company entitled to vote at the proposed meeting, instead of the 66 2/3% previously required.


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

  		3.1	  By-laws of EMC Corporation, as amended on July 21, 1995
          (filed herewith).

  		11.1	 Computation of Primary and Fully Diluted Net Income Per Share
          (filed herewith).

	(b)	Reports on Form 8-K

	    On May 26, 1995, the registrant filed a report (Date of Report:
     May 10, 1995) on Form 8-K containing as an exhibit the Company's Articles of Organization, as amended.

- -17-
EMC CORPORATION

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 		                    	  EMC CORPORATION



        Date:  August 11, 1995	  By:  /s/ Colin G. Patteson
	                                     Colin G. Patteson
	                                   	 Vice President, Chief Financial Officer
                                        and Treasurer  (Principal Financial
                                        and Accounting Officer)

- -18-
EMC CORPORATION

EXHIBIT INDEX



Exhibit 3.1      By-laws of EMC Corporation, as amended on July 21, 1995


Exhibit 11.1    Computation of Primary and Fully Diluted Net Income Per Share

EMC CORPORATION
EXHIBIT  3.1


July 21, 1995

AMENDED AND RESTATED BYLAWS

of

EMC CORPORATION

(as amended 2-26-86, 3-10-86, 10-28-86, 1-26-87, 9-19-89, 10-16-92 and 7-21-95)

Section 1.  ARTICLES OF ORGANIZATION

	The name and purposes of the corporation shall be as set forth in the articles of organization.  These bylaws, the powers of the corporation and of its directors and stockholders, or of any class of stockholders if there shall be more than one class of stock, and all matters concerning the conduct and regulation of the business and affairs of the corporation shall be subject to such provisions in regard thereto, if any, as are set forth in the articles of organization as from time to time in effect.

Section 2.  STOCKHOLDERS

	2.1.	Annual Meeting.  The annual meeting of stockholders of the corporation for the election of directors and the transaction of such other business as may properly come before the meeting shall be held on such date and at such time as shall be determined by the board of directors each year, which date and time may subsequently be changed at any time, including the year any such determination occurs.

	2.2.	Special Meetings.  Except as provided in the articles of organization with respect to the ability of holders of preferred stock to call a special meeting in certain circumstances, special meetings of the stockholders may be called by the president at the direction of the chairman of the board or by a majority of the directors, and shall be called by the clerk, or in case of the death, absence, incapacity or refusal of the clerk, by any other officer upon the written application of stockholders who hold eighty-five  percent (85%) in interest of the capital stock of the corporation entitled to be voted at the proposed meeting.  Such request shall state the purpose or purposes of the proposed meeting and may designate the place, date and hour of such meeting;
provided, however, that no such request shall designate a date not a full business day or an hour not within normal business hours as the date or hour of such meeting.

As used in these bylaws, the expression "business day" means a day other than a day which, at a particular place, is a public holiday or a day other than a day on which banking institutions at such place are allowed or required, by law or otherwise, to remain closed.

	2.3.	Place of Meeting; Adjournment.  Meetings of the stockholders may be held at the principal office of the corporation in the Commonwealth of Massachusetts, or at such places within or without the Commonwealth of Massachusetts as may be specified in the notices of such meetings; provided, that, when any meeting is convened, the chairman of the board or other presiding officer may adjourn the meeting for a period of time not to exceed 30 days if (a) no quorum is present for the transaction of business or (b) the chairman of the board or other presiding officer determines that adjournment is necessary or appropriate to enable the stockholders (i) to consider fully information which such officer determines has not been made sufficiently or timely available to stockholders or (ii) otherwise to exercise effectively their voting rights.  The chairman of the board or other presiding officer in such event shall announce the adjournment and date, time and place of reconvening and shall cause notice thereof to be posted at the place of meeting designated in the notice which was sent to the stockholders, and if such date is more than 10 days after the original date of the meeting, the clerk shall give notice thereof in the manner provided in Section 2.4.

	2.4.	Notice of Meetings.  A written notice of each meeting of stockholders, stating the place, date and hour and the purposes of the meeting, shall be given at least seven days before the meeting to each stockholder entitled to vote thereat and to each stockholder who, by law, by the articles or organization or by these bylaws, is entitled to notice, by leaving such notice with him or at his residence or usual place of business, or by mailing it, postage prepaid, addressed to such stockholder at his address as it appears in the records of the corporation.  Such notice shall be given by the clerk or an assistant clerk or by an officer designated by the directors.  Whenever notice of a meeting is required to be given to a stockholder under any provision of the Business
Corporation Law of the Commonwealth of Massachusetts or of the articles of organization or these bylaws, a written waiver thereof, executed before or after the meeting by such stockholder or his attorney thereunto authorized and filed with the records of the meeting, shall be deemed equivalent to such notice.

	No business may be transacted at a meeting of the stockholders except that
(a) specified in the notice thereof, or in a supplemental notice given also in compliance with the provisions hereof, (b) brought before the meeting by or at the direction of the Board of Directors or the presiding officer, or (c) properly brought before the meeting by or on behalf of any stockholder who shall have been a stockholder of record at the time of giving of notice provided for in this paragraph and who shall continue to be entitled to vote thereat and who complies with the notice procedures set forth in this paragraph or, with respect to the election of directors, Section 3.2 of these by-laws. In addition to any other applicable requirements, for business to be properly brought before a meeting by a stockholder (other than a stockholder proposal included in the corporation's proxy statement pursuant to Rule 14a-8 under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), the stockholder must have given timely notice thereof in writing to the Clerk of the corporation.
In order to be timely given, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation (a) not less than 75 nor more than 125 days prior to the anniversary date of the immediately preceding annual meeting of stockholders of the corporation or (b) in the case of a special meeting or in the event that the annual meeting is called for a date (inlcuding any change in a date determined by the board pursuant to Section 2.1) more than 75 days prior to such anniversary date, notice by the stockholder to be timely given must be so received not later than the close of business on the 20th day following the day on which notice of the date of such meeting was mailed or public disclosure of the date of such meeting was made, whichever first occurs. Such stockholder's notice to the clerk shall set forth as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and record address of the stockholder proposing such business, (c) the class and number of shares of capital stock of the corporation held of record, owned beneficially and represented by proxy by such stockholder as of the record date for the meeting (if such date shall then have been made publicly available) and as of the date of such notice by the stockholder, and
(d) all other information which would be required to be included in a proxy statement or other filings required to be filed with the Securities and Exchange Commission if, with respect to any such item of business, such stockholder were a participant in a solicitation subject to Regulation 14A under the Exchange
Act (the "Proxy Rules").

	Notwithstanding anything in these bylaws to the contrary, no business shall be conducted at any meeting except in accordance with the procedures set forth in this Section 2.4; provided, however, that nothing in this Section 2.4 shall be deemed to preclude discussion by any stockholder of any business properly brought before such meeting.

	The chairman of the board or other presiding officer of the meeting may, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the foregoing procedures, and if he or she should so determine, he or she shall so declare to the meeting and that business shall be disregarded.

	2.5.	Quorum of Stockholders.  At any meeting of the stockholders, a quorum shall consist of a majority in interest of all stock issued and outstanding and entitled to vote at the meeting, except when a larger quorum is required by law, by the articles of organization or by these bylaws.  Stock owned directly or indirectly by the corporation, if any, shall not be deemed outstanding for this purpose.  Any meeting may be adjourned from time to time by a majority of the votes properly cast upon the question, whether or not a quorum is present, and the meeting may be held as adjourned without further notice.

	2.6.	Action by Vote.  When a quorum is present at any meeting, a plurality of the votes properly cast for election to any office shall elect to such office, and a majority of the votes properly cast upon any question other than an election to an office shall decide the question, except when a larger vote is required by law, by the articles of organization or by these bylaws.  No ballot shall be required for any election unless requested by a stockholder present or represented at the meeting and entitled to vote in the election.

	2.7.	Voting.  Stockholders entitled to vote shall have one vote for each share of stock entitled to vote held by them of record according to the records of the corporation, unless otherwise provided by the articles of organization.  The corporation shall not, directly or indirectly, vote any share of its own stock.

	2.8.	Action by Writing.  Any action required or permitted to be taken at any meeting of the stockholders may be taken without a meeting if all stockholders entitled to vote on the matter consent to the action in writing and the written consents are filed with the records of the meetings of stockholders.  Such consents shall be treated for all purposes as a vote at a meeting.

	2.9.	Proxies.  To the extent permitted by law, stockholders entitled to vote may vote either in person or by proxy.  No proxy dated more than six months before the meeting named therein shall be valid.  Unless otherwise specifically limited by their terms, such proxies shall entitle the holders thereof to vote at any adjournment of such meeting but shall not be valid after the final adjournment of such meeting.


Section 3.  BOARD OF DIRECTORS

	3.1.	Number.  At the annual meeting of stockholders such stockholders as have the right to vote for the election of directors shall fix the number of directors at not less than three directors and shall elect the number of directors so fixed; provided, however, that the number of directors shall be fixed at not less than two whenever there shall be only two stockholders and not less than one whenever there shall be only one stockholder. The number of directors may be increased at any time or from time to time either by the stockholders or by the directors by vote of a majority of the directors then in office. The number of directors may be decreased to any number permitted by law at any time or from time to time either by the stockholders or by the directors by a vote of a majority of the directors then in office, but only to eliminate vacancies existing by reason of the death, resignation, removal or disqualification of one or more directors. No director need be a stockholder.

	3.2.  	Nominations for Director.  Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors, except as provided in the articles of organization with respect to nominations by holders of preferred stock in certain circumstances.  Nominations of persons for election to the board of directors at the annual meeting may be made at the annual meeting of stockholders (a) by or at the direction of the board of directors by any nominating committee or person appointed by the Board or (b)
by any stockholder of record at the time of giving of notice provided for in this Section 3.2.  Nominations by stockholders shall be made only after timely notice in writing to the clerk of the corporation.  In order to be timely given, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation not less than 75 nor more than
100 days prior to the anniversary date of the immediately preceding annual meeting of stockholders of the corporation; provided, however, that in the event that the meeting is called for a date, including any change in a date determined by the Board pursuant to Section 2.1, more than 75 days prior to such anniversary date, notice by the stockholder to be timely given must be so received no later than the close of business on the 20th day following the day on which notice of the date of the meeting was mailed or public disclosure of the date of the meeting was made, whichever first occurs.  Such stockholder's notice to the clerk shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the corporation, if any, which are beneficially owned by the person, (iv) any other information regarding the nominee as would be required to be included in a proxy statement or other filings required to be filed pursuant to the Proxy Rules, and (v) the consent of each nominee to serve as a director of the corporation if so elected; and (b) as to the stockholders giving the notice, (i) the name and record address of thestockholder, (ii) the class and number of shares of capital stock of the corporation which are beneficially owned by the stockholder as of the record date for the meeting
(if such date shall then have been made publicly available) and as of the date of such notice, (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iv) a representation that the stockholder (and any party on whose behalf such stockholder is acting) is qualified at the time of giving such notice to have such individual serve as the nominee of such stockholder
(and any party on whose behalf such stockholder is acting) if such individual is elected, accompanied by copies of any notification or filings with, or orders or other actions by, and governmental authority which are required in order for such stockholder (and any party on whose behalf such stockholder is acting)
to be so qualified, (v) a description of all arrangements or understandings between such stockholders and each nominee and any other person or persons
(naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholders, and (vi) such other information regarding such stockholder as would be required to be included in a proxy statement or other filings required to be filed pursuant to the Proxy Rules.  The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as director.  No person shall be eligible for election as a director unless nominated in accordance with the provisions set forth herein.

	The Chairman of the Board or other presiding officer of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

	3.3.	Powers.  Except as reserved to the stockholders by law, by the articles of organization or by these bylaws, the business of the corporation shall be managed by the directors who shall have and may exercise all the powers of the corporation.  In particular, and without limiting the generality of the foregoing, the directors may at any time issue all or from time to time any part of the unissued capital stock of the corporation from time to time authorized under the articles of organization and may determine, subject to any requirements of law, the consideration for which stock is to be issued and the manner of allocating such consideration between capital and surplus.

	3.4.	Committees.  The directors may, by vote of a majority of the directors then in office, elect from their number an executive committee and other committees and delegate to any such committee or committees some or all of the power of the directors except those which by law, by the articles of organization or by these bylaws they are prohibited from delegating.  Except as the directors may otherwise determine, any such committee may make rules for the conduct of its business, but unless otherwise provided by the directors or such rules, its business shall be conducted as nearly as may be in the same manner as is provided by these bylaws for the conduct of business by the directors.

	3.5.	Regular Meetings.  Regular meetings of the directors may be held without call or notice at such places and at such times as the directors may from time to time determine, provided that reasonable notice of the first regular meeting following any such determination shall be given to absent directors.  A regular meeting of the directors may be held without call or notice immediately after and at the same place as the annual meeting of the stockholders.

	3.6.	Special Meetings.  Special meetings of the directors may be held at any time and at any place designated in the call of the meeting, when called by the president or the treasurer or by two or more directors, reasonable notice thereof being given to each director by the secretary or an assistant secretary, or, if there be none, by the clerk or an assistant clerk, or by the officer or one of the directors calling the meeting.

	3.7.	Notice.  It shall be sufficient notice to a director to send notice by mail at least forty-eight hours or by telegram at least twenty-four hours before the meeting addressed to him at this usual or last known business or residence address or to give notice to him in person or by telephone at least twenty-four hours before the meeting.  Notice of a meeting need not be given to any director if a written waiver of notice, executed by him before or after the meeting, is filed with the records of the meeting, or to any director who attends the meeting without protesting prior thereto or at its commencement the lack of notice to him.  Neither notice of a meeting nor a waiver of a notice need specify the purposes of the meeting.

	3.8.	Quorum.  At any meeting of the directors a majority of the directors then in office shall constitute a quorum.  Any meeting may be adjourned from time to time by a majority of the votes cast upon the question, whether or not a quorum is present, and the meeting may be held as adjourned without further notice.

	3.9.  	Action by Vote.  When a quorum is present at any meeting, a majority of the directors present may take any action, except when a larger vote is required by law, by the articles of organization or by these bylaws.

	3.10.	Action by Writing.  Unless the articles of organization otherwise provide, any action required or permitted to be taken at any meeting of the directors may be taken without a meeting if all the directors consent to the action in writing and the written consents are filed with the records of the meetings of the directors. Such consents shall be treated for all purposes as a vote taken at a meeting.

	3.11.	Presence Through Communications Equipment.  Unless otherwise provided by law the articles of organization, members of the board of directors may participate in a meeting of such board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time and participation by such means shall constitute presence in person at a meeting.

July 21, 1995
Section 4.  OFFICERS AND AGENTS


	4.1.	Enumeration; Qualification.	The officers to the corporation shall be a
president, a treasurer, a clerk, and such other officers, if any, as the incorporators at their initial meeting, or the directors from time to time, may in their discretion elect or appoint.  The corporation may also have such agents, if any, as the incorporators at their initial meeting, or the directors from time to time, may in their discretion appoint.  Any officer may be but none need be a director or stockholder.  The clerk shall be a resident of
Massachusetts unless the corporation has a resident agent appointed for the purpose of service of process.  Any two or more officers may be held by the same person.  Any officer may be required by the directors to give bond for the faithful performance of his duties to the corporation in such amount and with such sureties as the directors may determine.

	4.2.	Powers.  Subject to law, to the articles of organization and to the other provisions of these bylaws, each officer shall have, in addition to the duties and powers herein set forth, such duties and powers as are commonly incident to his office and such duties and powers as the directors may from time to time designate.

	4.3.	Election.  The president, the treasurer and the clerk shall be elected annually by the directors at their first meeting following the annual meeting of the stockholders.  Other officers, if any, may be elected or appointed by the board of directors at said meeting or at any other time.

	4.4.	Tenure.  Except as otherwise provided by law or by the articles of organization or by these bylaws, the president, the treasurer and the clerk shall hold office until the first meeting of the board of directors following the next annual meeting of the stockholders and until their respective successors are chosen and qualified, and each other officer shall hold office until the first meeting of the directors following the next annual meeting of the stockholders unless a shorter period shall have been specified by the terms of his election or appointment, or in each case until he sooner dies, resigns, is removed or becomes disqualified. Each agent shall retain his authority at the pleasure of the directors.

	4.5.	Chief Executive Officer.  The chief executive officer of the corporation shall be the president or such other officer as is designated by the directors and shall, subject to the control of the directors, have general charge and supervision of the business of the corporation and, except as the directors shall otherwise determine, preside at all meetings of the stockholders and of the directors.  If no such designation is made, the president shall be the chief executive officer.

	4.6.	President and Vice President.  The president shall have the duties and powers specified in these bylaws and shall have such other duties and powers as may be determined by the directors.

	Any vice presidents shall have such duties and powers as shall be designated from time to time by the directors.

	4.7.	Treasurer and Assistant Treasurers.  Except as the directors shall otherwise determine, the treasurer shall be the chief financial and accounting officer of the corporation and shall be in charge of its funds and valuable papers, books of account and accounting records, and shall have such other duties and powers as may be designated from time to time by the directors.

	Any assistant treasurers shall have such duties and powers as shall be designated from time to time by the directors.

	4.8.	Clerk and Assistant Clerks.  The clerk shall record all proceedings of the stockholders in a book or series of books to be kept therefor, which book or books shall be kept at the principal office of the corporation or at the office of its transfer agent or of its clerk and shall be open at all reasonable times to the inspection of any stockholder.  In the absence of the clerk from any meeting of stockholders, an assistant clerk, or if there be none or he is absent, a temporary clerk chosen at the meeting, shall record the proceedings thereof in the aforesaid book.  Unless a transfer agent has been appointed the clerk shall keep or cause to be kept the stock and transfer records of the corporation, which shall contain the names and record addresses of all stockholders and the amount of stock held by each.  If no secretary is elected, the clerk shall keep a true record of the proceedings of all meetings of the directors and in his absence from any such meeting an assistant clerk, or if there be none or he is absent, a temporary clerk chosen at the meeting, shall record the proceedings thereof.

	Any assistant clerks shall have such other duties and powers as shall be designated from time to time by the directors.

	4.9.	Secretary and Assistant Secretaries.  If a secretary is elected, he shall keep a true record of the proceedings of all meetings of the directors and in his absence from any such meeting an assistant secretary, or if there be none or he is absent, a temporary secretary chosen at the meeting, shall record the proceedings thereof.

	Any assistant secretaries shall have such other duties and powers as shall be designated from time to time by the directors.


Section 5.  RESIGNATIONS AND REMOVALS

	Any director or officer may resign at any time by delivering his resignation in writing to the president, the treasurer or the clerk or to a meeting of the directors.  Such resignation shall be effective upon receipt unless specified to be effective at some other time.  A director (including persons elected by directors to fill vacancies in the board) may be removed from office (a) with or without cause by the vote of the holders of a majority of the shares issued and outstanding and entitled to vote in the election of directors, provided that the directors of a class elected by a particular class of stockholders may be removed only by the vote of the holders of a majority of the shares of such class, or (b) with cause by the vote of a majority of the directors then in office.  The directors may remove any officer elected by them with or without cause by the vote of a majority of the directors then in office.  A director or officer may be removed for cause only after reasonable notice and opportunity to be heard before the body proposing to remove him.  No director or officer resigning, and (except where a right to receive compensation shall be expressly provided in a duly authorized written agreement with the corporation) no director or officer removed, shall have any right to any compensation as such director or officer for any period following his resignation or removal, or any right to damages on account of such removal, whether his compensation be by the month or by the year or otherwise; unless in the case of a resignation, the directors, or in the case of a removal, the body acting on the removal, shall in their or its discretion provide for compensation.


Section 6.  VACANCIES

	Any vacancy in the board of directors, including a vacancy resulting from the enlargement of the board, may be filled by the stockholders or, in the absence of stockholder action, by the directors by vote of a majority of the directors then in office.  If the office of the president or the treasurer or the clerk becomes vacant, the directors may elect a successor.  If the office of any other officer becomes vacant, the directors may elect or appoint a successor by vote of a majority of the directors present.  Each such successor shall hold office for the unexpired term, and in the case of the president, the treasurer and the clerk, until his successor is chosen and qualified, or in each case until he sooner dies, resigns, is removed or becomes disqualified.  The directors shall have and exercise all their powers notwithstanding the existence of one or more vacancies in their number.


Section 7.  CAPITAL STOCK


	7.1.	Number and Par Value.  The total number of shares and the par value, if any, of each class of stock which the corporation is authorized to issue shall be as stated in the articles of organization.

	7.2.	Stock Certificates.  Each stockholder shall be entitled to a certificate stating the number and the class and the designation of the series, if any, of the shares held by him, in such form as shall, in conformity to law, be prescribed from time to time by the directors.  Such certificate shall be signed by the president or a vice president and by the treasurer or an assistant treasurer.  Such signatures may be facsimiles if the certificate is signed by a transfer agent, or by a registrar, other than a director, officer or employee of the corporation.  In case any officer who has signed or whose facsimile signature has been placed on such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the time of its issue.

	7.3.	Loss of Certificates.  In the case of the alleged loss or destruction or the mutilation of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such conditions as the directors may prescribe.


Section 8.  TRANSFER OF SHARES OF STOCK

	8.1.	Transfer on Books.  Subject to the restrictions, if any, stated or noted
on the stock certificates, shares of stock may be transferred on the books of the corporation by the surrender to the corporation or its transfer agent of the certificate therefor properly endorsed or accompanied by a written assignment and power of attorney properly executed, with necessary transfer stamps affixed, and with such proof of the authenticity of signature as the directors or the transfer agent of the corporation may reasonably require.
Except as may be otherwise required by law, by the articles of organization or by these bylaws, the corporation shall be entitled to treat the record holder of stock as shown on its books as the owner of such stock for all purposes, including the payment of dividends and the right to receive notice and to vote with respect thereto, regardless of any transfer, pledge or other disposition of such stock until the shares have been transferred on the books of the corporation in accordance with the requirements of these bylaws.  It shall be the duty of each stockholder to notify the corporation of his post office address.

	8.2.	Record Date and Closing Transfer Books.  The directors may fix in advance a time, which shall not be more than sixty days before the date of any meeting of stockholders or the date for the payment of any dividend or making of any distribution to stockholders or the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose, as the recorded date for determining the stockholders having the right to notice of and to vote at such meeting and any adjournment thereof or the right to receive such dividend or distribution or the right to give such consent or dissent, and in such case only stockholders of record on such record date shall have such right, notwithstanding any transfer of stock on the books of the corporation after the record date; or without fixing such record date the directors may for any of such purposes close the transfer books for all or any part of such period.
If no record date is fixed and the transfer books are not closed

	(1)  The record date for determining stockholders having the right to notice of or to vote at a meeting of stockholders shall be at the close of business on the date next preceding the date on which notice is given.

	(2)  The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the board of directors acts with respect thereto.


Section 9.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

	The corporation shall, to the extent legally permissible, indemnify each of its directors and officers (including persons who were at its request as directors, officers or trustees of another organization or in any capacity with respect to any employee benefit plan) against all liabilities and expenses, including amounts paid in satisfaction of judgments, in compromise or has fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding, whether civil or criminal, in which he may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a director or officer, except with respect to any matter as to which he shall have been adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation
(any person serving another organization in one or more of the indicated
capacities at the request of the corporation who shall have acted in good faith in the reasonable belief that his action was in the best interests of such other organization to be deemed as having acted in such manner with respect to the corporation) or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan; provided, however, that as to any matter disposed of by a compromise payment by such director or officer, pursuant to a consent decree or  otherwise, no indemnification either for said payment or for any other expenses shall be provided unless such compromise shall be approved as in the best interests of the corporation, after notice that it involves such indemnification:  (a) by a disinterested majority of the directors then in office; or (b) by a majority of the disinterested directors then in office, provided that there has been obtained an opinion in writing of independent legal counsel to the effect that such director or officer appears to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation; or (c) by the holders of a majority of the outstanding stock at the time entitled to vote for directors, voting as a single class, exclusive of any stock owned by any interested director or officer.
Expenses, including counsel fees, reasonably incurred by any director or officer in connection with the defense or disposition of any such action, suit or other proceeding may be paid from time to time by the corporation in advance of the final disposition thereof upon receipt of an undertaking by such director or officer to repay the amounts so paid to the corporation if it is ultimately determined that indemnification for such expenses is not authorized under this section.  The right of indemnification hereby provided shall not be exclusive of or affect any other rights to which any director or officer may be entitled.
As used in this section, the terms, "director" and "officer" include their respective heirs, executors and administrators, and an "interested" director or officer is one against whom in such capacity the proceedings in question or another proceeding on the same or similar grounds is then pending.  Nothing contained in this section shall affect any right s to indemnification to which corporate personnel other than directors and officer may be entitled by contract or otherwise under law.


Section 10.  CORPORATE SEAL

	The seal of the corporation shall, subject to alteration by the directors, consist or a flat-faced circular die with the word "Massachusetts", together with the name of the corporation and the year of its organization, cut or engraved thereon.


Section 11.  EXECUTION OF PAPERS

	Except as the directors may generally or in particular cases authorize the execution thereof in some other manner, all deeds, leases, transfers, contracts, bonds, notes, checks, drafts and other obligations made, accepted or endorsed by the corporation shall be signed by the president or by one of the vice presidents or by the treasurer.


Section 12.  FISCAL YEAR

	The fiscal year of the corporation shall end on December 31.


Section 13.  AMENDMENTS

	The by-laws may be altered, amended or repealed at any annual or special meeting of the stockholders called for the purpose, of which the notice shall specify the subject matter of the proposed alteration, amendment or repeal or the sections to be affected thereby, by vote of the stockholders. These by-laws may also be altered, amended or repealed by vote of a majority of the directors then in office, except that the directors shall not take any action which provides for indemnification of directors nor any action to amend this Section 13, and except that the directors shall not take any action unless permitted by law.

	Any by-law so altered, amended or repealed by the directors may be further altered or amended or reinstated by the stockholders in the above manner.


Section 14.  MASSACHUSETTS CONTROL SHARE ACQUISITIONS ACT

	The provisions of Chapter 110D shall not apply to control share acquisitions of the corporation.

	If the provisions of Chapter 110D shall become applicable to control acquisitions of the corporation through amendment of these By-laws or otherwise, the following provisions shall apply:

(a)  	The corporation is authorized to redeem shares acquired in a control share acquisition to the extent and in accordance with the procedures specified in Section 6 of Chapter 110D and in this Section.

(b)	The additional procedures for redemption specified in this Section are as follows:

(i)	Fair value shall be determined by the board of directors or a committee of the board of director of the corporation, and the amount so determined shall be included in the notice of redemption given by the corporation pursuant to Section 6 of Chapter 110D.

(ii)	The person whose shares are being redeemed (the "Holder") may within ten days after the date of the notice of redemption advise the corporation in writing that the Holder believes that the value so determined is not fair, and in the event the corporation shall, within the 30-day period following its receipt of the Holder's notice, permit the Holder to submit such written and oral evidence of value as the Holder may wish and the board of directors or committee considers appropriate. The board of directors or committee shall affirm or revise its determination of fair value within fifteen days after the completion of the 30-day period, and shall promptly advise the Holder in writing of its decision.

(iii)	The notice of  redemption shall specify a redemption date, which shall be 30 days after the date of the notice (or the first business day after the 30-day period), and a redemption office, which shall be the principal office the corporation or an office of a commercial bank specified by the corporation in the notice. The redemption date so fixed shall not be deferred by a request of the Holder for a redetermination of fair value. The Holder shall cause the certificate or certificates representing the shares being redeemed to be delivered to the redemption office not later than the redemption date, duly endorsed or assigned for transfer, with signature guaranteed, if such an endorsement or assignment is required in the notice of redemption.

(iv)	The certificate or certificates representing the shares being redeemed having been deposited in accordance with item (iii) above, the redemption price shall be paid by the corporation on the redemption date specified in its notice of redemption or such later date as the redemption price may be determined if the Holder has duly requested a redetermination of fair value.

(v)	Notice of redemption having been given, from and after the
redemption date the shares being redeemed shall no longer be deemed to be outstanding, and all rights of the holder or holders thereof as a stockholder or stockholders of the corporation shall cease, except the right to receive the redemption price. If the corporation shall default in payment of the redemption price, interest shall accrue thereon from the date of default at the base or prime rate of the corporation's principal lending bank or if none, the base or prime rate of Bank of New England, N.A., as in effect from time to time during the period of default.

(vi)	Notice given by the corporation by first class mail or delivered in person on the basis of a good faith determination by the corporation of the identity and address of the person who had made a control share acquisition shall be deemed to have been duly given.

(vii)	Any person who makes a control share acquisition of the
corporation shall be deemed to have consented to and shall be bound by the provisions of this Section and shall indemnify and hold the corporation harmless from and against any damage, loss or expense which the corporation may suffer as a result of any non-compliance with the provisions of this Section.

	References in this Section to Chapter 110D mean Chapter 110D of the Massachusetts General Laws as in effect from time to time.


Section 15.  MASSACHUSETTS BUSINESS COMBINATION ACT

     The provisions of Chapter 110F of the Massachusetts General Laws shall not apply to "business combinations" (as defined therein) involving the Corporation.

EMC CORPORATION

Exhibit 11.1  	Computation of Primary and Fully Diluted Net Income Per Share
		(Amounts in thousands except share and per share data)

                                 Three months ended         Six months ended

                                	July 1,     July 2,        July 1,    July 2,
                                 1995        1994           1995       1994

Primary

Net income                       $79,801	     $54,569     $157,782    $103,409
Add back interest expense
  on convertible notes             2,440	       2,440        7,318       4,852
Less tax effect on interest
  expense on convertible notes      (976)        (976)     	(4,391)     (1,941)
Net income for purposes of calculating
  primary net income per share   $81,265 	    $56,033    	$160,709    $106,320

Weighted average shares out-
 standing during the period  213,938,127 	192,986,404  207,207,725  190,729,785

Common equivalent shares      20,555,515	   4,077,765	  20,764,971   24,910,665

Common and common equivalent
	shares outstanding for purpose of
   calculating primary net income
    per share                234,493,642  217,064,169  227,972,696  215,640,450

Primary net income
	per share (Note 4)                $0.35        $0.26       	$0.70        $0.49

Fully Diluted

Net income                       $79,801	     $54,569    	$157,782     $103,409
Add back interest expense on
	convertible notes and debentures  2,440 	      3,156       	5,495        6,488
Less tax effect on interest expense
	on convertible notes and debentures(976)      (1,263)      (2,198)      (2,596)
Net income for purpose of
 calculating fully diluted net
 income per share                $81,265      $56,462     $161,079     $107,301
Common and common equivalent
	shares outstanding for purpose
 of calculating primary net
 income per share            234,493,642  217,064,169  227,972,696  215,640,450

Incremental shares to reflect
 full dilution (Note 4)          521,035   15,901,873    6,997,650   17,566,576

Total shares for purpose of
 calculating fully diluted net
 income per share            235,014,677	 232,966,042  234,970,346  233,207,026

Fully diluted net income
 per share (Note 4)                $0.35        $0.24       	$0.69        $0.46