Form 10-Q
period 1995-09-30
EMC CORP
filed 1995-11-14
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30,1995   Commission File Number 1-9853

                       EMC CORPORATION
 -----------------------------------------------------------

   (Exact name of registrant as specified in its charter)

    Massachusetts                       04-2680009
    -------------------------------     --------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 organization or incorporation)

                      171 South Street
            Hopkinton, Massachusetts  01748-9103
------------------------------------------------------------
  Address of principal executive offices, including zip code)

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

                 YES  X                NO ________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share  216,015,620
--------------------------------------  ------------------------------------
         Class                          Outstanding as of September 30, 1995



                             -2-
                       EMC CORPORATION

                                                  Page No.
Part I - Financial Information

    Consolidated Balance Sheets
      September 30, 1995 and December 31, 1994          3

    Consolidated Statements of Operations
      for the Three and Nine Months Ended
      September 30, 1995 and October 1, 1994            4

    Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1995
      and October 1, 1994                               5

    Notes to Interim Consolidated Financial Statements  6 - 7

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations     8 -14

Part II - Other Information                            15

Signatures                                             16

Exhibit Index                                          17


                             -3-
                       EMC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         (amounts in thousands except share amounts)

                                          Sept. 30,      Dec. 31,
ASSETS                                       1995          1994
Current assets:
   Cash and cash equivalents               $208,997     $240,506
   Trade and notes receivable less
    allowance for doubtful accounts
    of $7,244 and $6,272, respectively      527,209      361,191
   Inventories                              350,189      251,096
   Deferred income taxes                     42,551       40,754
   Other assets                              10,912        8,258
Total current assets                      1,139,858      901,805

Long-term investments                       149,548      175,631
Notes receivable, net                        32,338       38,945
Property, plant and equipment, net          199,070      173,016
Deferred income taxes                         5,268        4,473
Other assets, net                            45,780       23,630
      Total assets                       $1,571,862   $1,317,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations    $718       $9,502
   Accounts payable                          87,218      122,264
   Accrued expenses                         110,794      106,107
   Income taxes payable                     101,145       55,521
   Deferred revenue                           8,250        8,070
Total current liabilities                   308,125      301,464

Deferred revenue                              7,827        2,289
Long-term obligations:
   4  1/4% convertible subordinated
    notes due 2001                          229,598      229,598
   6  1/4% convertible subordinated
    debentures due 2002                          --       39,536
   Notes payable and capital lease oblig.    17,140       16,972
Total liabilities                           562,690      589,859

Stockholders' equity:
   Series Preferred Stock, par value $.01;
    authorized 25,000,000 shares                ---          ---
   Common Stock, par value $.01; authorized
    500,000,000 shares; issued 218,662,073
    and 201,738,042, in 1995 and 1994,
    respectively                              2,187        2,017
   Additional paid-in capital               333,006      281,625
   Deferred compensation                    (1,846)       (2,607)
   Retained earnings                        672,420      443,713
   Cumulative translation adjustment          4,643        3,716
   Treasury stock, at cost, 2,646,453
    and 2,627,467 shares, respectively       (1,238)        (823)
            Total stockholders' equity    1,009,172      727,641

  Total liabilities and
   stockholders' equity                  $1,571,862   $1,317,500

     The accompanying notes are an integral part of the consolidated financial statements.



                             -4-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
       (amounts in thousands except per share amounts)
                         (unaudited)

                         Three Months Ended        Nine Months Ended
                         Sept. 30,    Oct. 1,      Sept. 30,    Oct. 1,
                           1995        1994           1995        1994
Revenues:
 Net sales                 $423,393   $363,748     $1,257,643  $921,608
 Service and rental           9,323      7,834         30,938    25,148
                            432,716    371,582      1,288,581   946,756
Costs and expenses:

 Cost of sales and service  222,603    176,333        641,423   447,123
 Research and development    38,566     32,407        117,138    81,000
 Selling, general and
  administrative             75,289     63,940        219,415   175,269

Operating income             96,258     98,902        310,605   243,364

Investment income             4,803      5,619         16,770    15,549
Interest expense             (3,066)    (3,652)        (9,598)  (11,247)
Other income/(expense), net    (167)    (1,832)           732    (1,950)

Income before taxes          97,828     99,037        318,509   245,716

Income tax provision         26,903     29,642         89,802    72,912

Net income                  $70,925    $69,395       $228,707  $172,804

Net income per weighted
 average share, primary       $0.31      $0.32          $1.01     $0.82

Net income per weighted
 average share, fully diluted $0.31      $0.30          $1.00     $0.76

Weighted average number of
 common shares outstanding,
 primary                    234,730    218,331        230,228   216,558

Weighted average number of
 common shares outstanding,
 fully diluted              234,730    234,216        234,389   233,753


     The accompanying notes are an integral part of the consolidated financial statements.


                             -5-
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands)
                         (unaudited)
                                           For the Nine Months Ended
                                               Sept. 30,       Oct. 1,
                                                 1995           1994
Cash flows from operating activities:
   Net income                                    $228,707  $172,804
   Adjustments to reconcile net income to net
    cash provided/(used) by operating activities:
       Depreciation and amortization               38,924    22,556
       Deferred income taxes                       (2,592)  (13,989)
       Minority interest in consolidated
        subsidiaries                                  ---       852
       Changes in assets and liabilities:
        Trade and notes receivable               (159,326) (143,469)
        Inventories                               (98,708) (121,188)
        Other assets                              (28,721)  (12,253)
        Accounts payable                          (35,120)   70,902
        Accrued expenses                            4,815    32,888
        Income taxes payable                       45,624    22,959
        Deferred revenue                            5,729       (92)

        Net cash provided/(used)
          by operating activities                    (668)   31,970

Cash flows from investing activities:
   Additions to property, plant and equipment     (61,560)  (71,358)
   Net loss on disposal of property and equipment     449        70
   Proceeds from sales of property and equipment      ---       445
   Net maturity/(purchase) of
     long-term investments                         26,083  (117,586)

         Net cash used by investing activities    (35,028) (188,429)

Cash flows from financing activities:
   Issuance of common stock                        12,776    10,391
   Purchase of treasury stock                        (415)     (149)
   Issuance of 4 1/4% convertible subordinated
     notes due 2001, net of issuance costs            ---    29,350
   Payment of long-term and short-term obligations (9,161)   (1,159)
   Issuance of long-term and short-term obligations   545     2,988

         Net cash provided by financing activities  3,745    41,421

Effect of exchange rate changes on cash               442     1,990

Net decrease in cash and cash equivalents         (31,951) (115,038)

Cash and cash equivalents at beginning of period  240,506   345,300

Cash and cash equivalents at end of period       $208,997  $232,252


Non-Cash Activity - Conversions of Debentures      39,536    13,436

     The accompanying notes are an integral part of the consolidated financial statements.


                             -6-
                       EMC CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Company
EMC Corporation ("EMC" or the "Company") designs, manufactures, markets and supports high performance storage products and provides
related  services  for  mainframe  and  midrange  computer   systems
manufactured primarily by International Business Machines Corporation ("IBM"). The Company also designs, manufactures, markets and supports a family of products aimed at the open systems storage marketplace.

Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1995 and October 1, 1994.

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

2. Inventory
                           Sept. 30, 1995      Dec. 31, 1994
Inventories consist of:
   Purchased parts           $ 10,802,000     $    8,946,000
   Work-in-process            167,379,000        133,116,000
   Finished goods             172,008,000        109,034,000
                             $350,189,000       $251,096,000

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


                             -7-
                       EMC CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Weighted average shares outstanding and earnings used in primary per share computations for the three and nine months ended September 30, 1995 and October 1, 1994, and used in fully diluted per share computations for the third quarter of 1995, reflect the dilutive effects of the 4 1/4% convertible subordinated notes due 2001 (the "Notes") and outstanding stock options. Weighted average shares outstanding and earnings used in fully diluted per share computations for the nine months ended September 30, 1995 and the three and nine months ended October 1, 1994, reflect the dilutive effects of the Debentures, in addition to the dilutive effect of the Notes and outstanding stock options.


5.Litigation

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

   On September 23, 1994, EMC filed suit against STK in the United States District Court for Delaware alleging that STK is infringing one EMC patent. In the complaint, EMC seeks injunctive relief and unspecified damages, including treble damages, plus attorney's fees and costs. On October 12, 1994, STK answered the complaint, denied any infringement and counterclaimed. STK has subsequently filed an additional counterclaim. EMC has denied STK's allegations. A trial is set for March 1996.

The Company is a party to other litigation which it considers routine and incidental to its business.
Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

6. Subsequent Event

In  October  1995,  the Company announced  an  agreement  to acquire McDATA Corporation, a leader in data network switching solutions, in a stock transaction which is currently valued at approximately $235,000,000. The Company intends to account for the transaction as a pooling of interests.


                             -8-
                       EMC CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


Results of Operations - Third Quarter of 1995 compared to
                        Third Quarter of 1994
------------------------------------------------------------

Revenues

Revenues for the quarter ended September 30, 1995 were $432,716,000 compared to $371,582,000 for the third quarter of 1994, an increase of $61,134,000 or 16%. While the Company expects total revenue to continue to increase in the fourth quarter of 1995 as compared to the comparable period in 1994, such increase may not, on a percentage basis, continue at the level experienced in the third quarter of 1995.

The increase in revenues was due to continued demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, which include the Symmetrix series of products for the mainframe market, the Symmetrix 3000 series of products for the open systems storage market, the Centriplex series of products for the open systems storage market and the Harmonix series of products for the midrange market. Revenues from the Symmetrix series of products in the mainframe market increased by $6,512,000, or 2%, to $342,688,000 in the third quarter of 1995 from $336,176,000 in the third quarter of 1994. Revenues from the Company's products in the open systems storage market increased $53,199,000, or 979%, to $58,635,000 in the third quarter of
1995, from $5,436,000 in the third quarter of 1994. Revenues from the Harmonix series of IBM compatible disk products for the midrange market decreased by $12,024,000, or 44%, to $15,015,000 in the third quarter of 1995 from $27,039,000 in the third quarter of 1994.

Revenues on sales and service into the markets of North and South America increased by $51,104,000, or 22%, to $279,698,000 in the third quarter of 1995 from $228,594,000 in the third quarter of 1994. This increase was primarily due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market and unit sales of the Company's products in the open systems storage market.

Revenues on sales and service into the markets of Europe, Africa and the Middle East increased by $7,863,000, or 7%, to $126,401,000 in the third quarter of 1995 from $118,538,000 in the third quarter of 1994, due primarily to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market.

Revenues on sales and service into the markets in the Asia Pacific region increased by $2,167,000, or 9%, to $26,617,000 in the third quarter of 1995 from $24,450,000 in the third quarter of 1994, due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market and growth in service revenues.


                             -9-
                       EMC CORPORATION

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components
("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with vendors to correct these problems and is also seeking alternative sources of supply. If shortages and quality problems were to intensify, the Company could lose some time-sensitive customer orders which could affect quarterly revenues and earnings.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service increased to 51.4% in the third quarter of 1995 from 47.5% in the third quarter of 1994. Demand for the Company's products has continued, but competitive pricing pressures in the mainframe storage market in the third quarter of 1995 were greater than usual and adversely affected the margin percent for the quarter.

Research and Development

Research and development ("R&D") expenses were $38,566,000 and $32,407,000 in the third quarters of 1995 and 1994, respectively, an increase of $6,159,000, or 19%. R&D expenses were 8.9% and 8.7% of revenues in the third quarters of 1995 and 1994, respectively. Dollar increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools, the cost of additional technical staff and costs to develop new products for the open systems storage market. The Company expects to continue to spend substantial amounts for R&D in the fourth quarter of 1995.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $75,289,000 and $63,940,000 in the third quarters of 1995 and 1994, respectively, an increase of $11,349,000 or 18%. SG&A expenses were 17.4% and 17.2% of revenues in the third quarters of 1995 and 1994, respectively. The dollar increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its open systems storage group, international direct selling offices and OEM programs. SG&A expenses are expected to increase in dollar terms in the fourth quarter of 1995.


                            -10-
                       EMC CORPORATION

Investment Income and Interest Expense

Investment income was $4,803,000 in the third quarter of 1995 compared with $5,619,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income decreased in the third quarter of 1995 primarily due to lower average cash and investment balances in the third quarter of 1995 compared to the balances in the same period in 1994.

Interest expense decreased in the third quarter of 1995 from the third quarter of 1994, primarily due to conversions of the Debentures in March 1995.

Provision for Income Taxes

The   provision   for  income  taxes  was  $26,903,000   and
$29,642,000  in  the  third  quarters  of  1995  and   1994,
respectively, which resulted in effective tax rates of 27.5% and 29.9%, respectively. The effective tax rate in the third quarter of 1995 decreased from the same period in 1994 as a result of utilization of foreign net operating losses and the realization of tax benefits associated with the Company's tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

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



                            -11-
                       EMC CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations - First Nine Months of 1995 compared
                        to First Nine Months of 1994
------------------------------------------------------------
Revenues

Revenues for the nine months ended September 30, 1995 were $1,288,581,000 compared to $946,756,000 for the first nine months of 1994, an increase of $341,825,000 or 36%. While the Company expects revenue to continue to increase in all of its markets throughout 1995 as compared to the respective periods in 1994, such increase may not, on a percentage basis, continue at the levels experienced in the first nine months of 1995.

The increase in revenues was due to continued demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, which include the Symmetrix series of products in the mainframe market, the Symmetrix series of products in the open systems storage market, the Centriplex series of products in the open systems storage market and the Harmonix series of products in the midrange market.
Revenues from the Symmetrix series of products in the mainframe market increased by $269,824,000, or 33%, to $1,083,453,000 in the first nine months of 1995 from $813,629,000 in the first nine months of 1994. Revenues from the Company's products in the open systems storage market were $99,276,000 in the first nine months of 1995, an increase of $82,725,000, or 500%, over the $16,551,000 for the first nine months of 1994. Revenues from the Harmonix series of IBM compatible disk products in the midrange market decreased by $24,735,000, or 31%, to $55,848,000 in the first nine months of 1995 from $80,583,000 in the first nine months of 1994.

Revenues on sales and service into the markets of North and South America increased by $182,082,000, or 30%, to $790,691,000 in the first nine months of 1995 from $608,609,000 in the same period of 1994. This increase was primarily due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market and unit sales of the Company's products in the open systems storage market.

Revenues on sales and service into the markets of Europe, Africa and the Middle East increased by $112,972,000, or 40%, to $396,266,000 in the first nine months of 1995 from $283,294,000 in the same period of 1994, due primarily to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market.

Revenues on sales and service into the markets in the Asia Pacific region increased by $46,771,000, or 85%, to $101,624,000 in the first nine months of 1995 from $54,853,000 in the same period of 1994, primarily due to growth in unit sales of the Symmetrix series of products in the IBM mainframe storage market.


                            -12-
                       EMC CORPORATION

The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components
("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with vendors to correct these problems and is also seeking alternative sources of supply. If shortages and quality problems were to intensify, the Company could lose some time-sensitive customer orders which could affect quarterly revenues and earnings.

Cost of Sales and Service

As a percentage of revenues, cost of sales and service increased to 49.8% in the first nine months of 1995 from 47.2% in the first nine months of 1994. Demand for the Company's products has continued, but competitive pricing pressures in the mainframe storage market in the third quarter of 1995 were greater than usual and adversely affected the margin percent for the first nine months of 1995.

Research and Development

Research and development ("R&D") expenses were $117,138,000 and $81,000,000 in the first nine months of 1995 and 1994, respectively, an increase of $36,138,000, or 45%. R&D expenses were 9.1% and 8.6% of revenues in the first nine months of 1995 and 1994, respectively. Dollar increases in R&D spending reflect additional purchases of state-of-the-art CAE/CAD design tools, the cost of additional technical staff and costs to develop new products for the open systems storage market. The Company expects to continue to spend substantial amounts for R&D in the fourth quarter of 1995.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $219,415,000 and $175,269,000 in the first nine months of 1995 and 1994, respectively, an increase of $44,146,000 or 25.2%. SG&A expenses were 17.0% and 18.5% of revenues in the first nine months of 1995 and 1994, respectively. The dollar increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its open systems storage group, international direct selling offices and OEM programs. SG&A expenses are expected to increase in dollar terms in the fourth quarter of 1995.

                            -13-
                       EMC CORPORATION


Investment Income and Interest Expense

Investment income was $16,770,000 in the first nine months of 1995 compared with $15,549,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in the first nine months of 1995 due to investments made in the first quarter of 1995 at which time interest rates were higher than interest rates over the same period in 1994.

Interest expense decreased in the first nine months of  1995 from the first nine months of 1994, primarily due to conversions of the Debentures in March 1995.

Provision for Income Taxes

The   provision   for  income  taxes  was  $89,802,000   and
$72,912,000 in the first nine months of 1995 and 1994, respectively, which resulted in effective tax rates of 28.2% and 29.7%, respectively. The effective tax rate in the first nine months of 1995 decreased from the same period in 1994 as a result of utilization of foreign net operating losses and the realization of tax benefits associated with the Company's tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

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


                               -14-
                         EMC CORPORATION

FINANCIAL CONDITION

Cash and cash equivalents were $208,997,000 and $240,506,000 at September 30, 1995 and December 31, 1994. In the first nine months of 1995, the Company's working capital increased by $231,392,000 from $600,341,000 at December 31, 1994 to
$831,733,000 at September 30, 1995. In the first nine months of 1994, the Company's working capital increased by $34,977,000, from $516,876,000 at January 1, 1994 to
$551,853,000 at October 1, 1994, mainly due to increased receivable and inventory balances.

In the first nine months of 1995, cash and cash equivalents decreased by $31,509,000. Cash used by operating activities was $668,000 as a result of increased receivable and inventory balances which offset increased net income and
taxes   payable  balances.   The  increase  in   receivables
resulted   principally   from  customers   making   purchase
decisions late in the quarter and the Company's granting of certain extended payment terms due to competitive pressures in the marketplace generally. The increase in inventory is primarily attributable to an increase in the number of units in the field for trade-in,  evaluation  and  other  purposes
and  an  increase  in   production   inventory  of  finished
units. Cash used by investing activities was $35,028,000 caused by additions to property, plant and equipment of $61,560,000, offset by net maturities of long-term investments of $26,083,000 and losses on disposals of property and equipment
of  $449,000.   Cash  provided  by  financing activities was
$3,745,000 caused primarily by issuances of common stock of $12,776,000, pursuant to stock option exercises and stock purchase plan activity, partially offset by payments of long-term obligations of $9,161,000.

In  October  1995,  the Company announced  an  agreement  to acquire McDATA Corporation, a leader in data network switching solutions, in a stock transaction which is currently valued at approximately $235,000,000. The Company intends to account for the transaction as a pooling of interests.

At September 30, 1995, the Company had available for use its credit lines of $65,000,000. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

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

On September 23, 1994, EMC filed suit against STK in the United States District Court for Delaware alleging that STK is infringing one EMC patent. In the complaint, EMC seeks injunctive relief and unspecified damages, including treble damages, plus attorney's fees and costs. On October 12, 1994, STK answered the complaint, denied any infringement and counterclaimed. STK has subsequently filed an additional counterclaim. EMC has denied STK's allegations. A trial is set for March 1996.

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


Item 6.   Exhibits and Reports on Form 8-K

       (a)Exhibits

           11.1     Computation of Primary and Fully Diluted
                    Net Income Per Share  (filed herewith).

       (b)Reports on Form 8-K

          No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1995.



                            -16-
                       EMC CORPORATION


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMC CORPORATION



Date:  November 14, 1995   By:  /s/ Colin G. Patteson
                            Colin G. Patteson
                             Vice President, Chief Financial Officer
                             and Treasurer (Principal Financial Officer)


                           By:  /s/ William J. Teuber, Jr.
                            William J. Teuber, Jr.
                             Vice President and Controller
                             (Principal Accounting Officer)



                            -17-
                       EMC CORPORATION

                        EXHIBIT INDEX





Exhibit 11.1    Computation of Primary and Fully Diluted Net
Income Per Share

                              EMC CORPORATION

                                Exhibit 11.1
        Computation of Primary and Fully Diluted Net Income Per Share (Amounts in thousands except share and per share data)


                          Three months ended          Nine months ended
                          Sept.30,     Oct. 1,        Sept. 30,       Oct. 1,
                          1995         1994           1995            1994
Primary

Net income                $70,925      $69,395      $228,707       $172,804
Add back interest expense
  on convertible notes      2,440        2,440         7,320          7,292
Less tax effect on interest
  expense on convertible
  notes                      (976)        (976)       (2,928)        (2,917)
Net income for purposes of
  calculating primary net
  income per share        $72,389      $70,859      $233,099       $177,179

Weighted average shares
  outstanding during
  the period          215,531,575  195,075,782    209,982,246   192,189,894

Common equivalent
  shares               19,198,208   23,255,484     20,245,579    24,367,834

Common and common equivalent
  shares outstanding for
  purpose of calculating
  primary net income
  per share           234,729,783  218,331,266    230,227,825   216,557,728

Primary net income
 per share (1)              $0.31        $0.32          $1.01         $0.82


Fully Diluted

Net income                $70,925      $69,395       $228,707      $172,804
Add back interest expense
  on convertible notes
  and debentures            2,440        3,156          7,934         9,644
Less tax effect on interest
  expense on convertible
  notes and debentures       (976)      (1,263)        (3,173)       (3,859)
Net income for purpose of
  calculating fully diluted
  net income per share    $72,389      $71,288       $233,468      $178,589
Common and common equivalent
  shares outstanding for
  purpose of calculating
  primary net income
  per share           234,729,783  218,331,266    230,227,825   216,557,728

Incremental shares to reflect
  full dilution (1)           -0-   15,884,597      4,161,578    17,195,237

Total shares for purpose
  of calculating fully
  diluted net income
  per share           234,729,783  234,215,863    234,389,403   233,752,965

Fully diluted net income
  per share (1)             $0.31        $0.30          $1.00         $0.76


(1) See Footnote 4 in Notes to Interim Consolidated Financial Statements.