Form 10-K
period 1995-12-30
EMC CORP
filed 1996-03-27
CIK 790070

_____________________________________________________________



             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


                      _________________




                          FORM 10-K


           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year Ended December 30, 1995       Commission File No 1-9853

                    ____________________


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

For the Fiscal Year Ended:                   Commission File Number 1-9853
December 30, 1995
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

Title of Each Class:               Name of Each Exchange on Which Registered:
Common Stock, $.01 par value       New York Stock Exchange
4 1/4% Convertible Subordinated    New York Stock Exchange
Notes due 2001

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

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $4,522,704,964 as of March
15, 1996.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 15, 1996 was 230,690,570.

             DOCUMENTS INCORPORATED BY REFERENCE

     The information required in response to Part III of Form
10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on May 8, 1996.

ITEM 1.  BUSINESS

     EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware, software and service products for the mainframe, open systems and network computer storage markets worldwide. These products are sold as storage solutions for customers utilizing a variety of computer system platforms, including, but not limited to, International Business Machines Corporation ("IBM") and IBM-compatible mainframe, Unisys Corporation ("Unisys"), Compagnie des Machines Bull S.A. ("Bull"), Hewlett-Packard Company ("HP"), NCR Corporation ("NCR") and other open systems platforms. EMC storage products provide solutions for a wide range of customer disk storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications.

     The Company develops its products by integrating technologically advanced, industry standard components and devices with Company-designed proprietary hardware and software technology. The Company's principal products are based on Integrated Cached Disk Array ("ICDA") technology, which combines high-speed semiconductor cache memory managed by advanced caching algorithms, with industry standard disk drives. These products include two families of Symmetrix high speed ICDA-based storage systems, the Symmetrix 5000 (introduced in 1992) and the Symmetrix 3000 (announced in June 1995), for the IBM and IBM-compatible mainframe, Unisys and Bull mainframe, IBM AS/400 and open systems storage markets.

     The Company also designs, manufactures and markets the Harmonix series of high speed ICDA-based systems for the IBM AS/400 computer market, and the Centriplex family of ICDA products for the open systems storage marketplace. In March 1996, the Company introduced its new Extended-Online Storage ("EOS") system. This product is unique in the computer industry as a new tier of storage solution for high capacity, business support applications.

     Additionally, the Company markets tape back-up systems and information management software for the mainframe, open systems, IBM AS/400 and network storage markets. In March
1996, the Company introduced EMC Data Manager ("EDM"), an integrated turnkey solution providing the highest performance for network storage backup and recovery requirements.

     EMC also develops software products to enhance the capabilities and value of EMC's storage solutions. These software products are either optional EMC controller-based or host-based software. Controller-based software resides within the EMC system, while host-based software resides within the customer's Central Processing Unit ("CPU").

     Controller-based software is offered in both the mainframe and open systems storage markets. Examples of this software include: Symmetrix Remote Data Facility ("SRDF"), providing customer solutions to requirements such as disaster recovery and extended distance data center migration; Symmetrix Data Migration Services ("SDMS"), which is a combined software and services offering that enables customers to migrate mainframe data from older technology disk devices to Symmetrix 5000 systems while applications remain online; and Symmetrix Enterprise Storage Platform ("Symmetrix ESP"), which enables a single system from the Symmetrix 5000 family to simultaneously store both mainframe and open systems data.

     The Company's host-based software products provide mainframe customers the ability to better manage their EMC hardware environments. These products include the Symmetrix
Manager and SRDF Host Component software solutions.

     The customers for the Company's products are located worldwide and represent a cross section of industries and government agencies that range in size from Fortune 1000 companies to small businesses, and national to local governments. The Company markets its products worldwide through its direct sales force, distributors and original equipment manufacturers ("OEMs"). During 1995, the Company increased its direct sales capabilities by purchasing certain assets of distributors and/or beginning direct sales operations in the Nordic countries, South Africa and the Asia Pacific region. All products sold directly to end users are maintained and serviced by the Company or authorized third party providers. Products sold through distributors or OEMs are normally maintained by the resellers.

     EMC, a Massachusetts corporation, was incorporated in 1979 and has its corporate headquarters located at 171 South
Street, Hopkinton, Massachusetts.

Company Strategy

     The Company's objective is to be the industry's independent storage solutions leader by providing hardware, software and service products to the mainframe, open systems and network computer storage markets. Part of the Company's strategy is to differentiate its products by incorporating features and functions that provide competitive advantage for EMC customers. This differentiation has traditionally been delivered through EMC's high performance and availability storage products.

Innovative Architectural Design.

     The Company has developed a common architecture, called MOSAIC:2000, on which its principal products are based. This architectural philosophy is based upon a modular design and industry standard interfaces that allow new technologies to be incorporated more rapidly than with traditional architectures. This facilitates integration into a variety of computer environments, and upgrade and enhancement capabilities that extend the useful life of the Company's storage systems and, potentially, customer's other computer-related assets. This architectural design has enabled the Company to expand its offerings in existing markets and has enabled the Company to continue to enter new, strategic markets.

Proprietary Software Technology

     A major strategic asset of the Company is the proprietary software utilized to provide primary and extended functionality for the Company's storage products. This proprietary controller software provides significant flexibility, enabling the Company to scale hardware platforms for many customer application requirements. The primary functionality provided by the controller-based software provides advanced intelligence to the ICDA architecture, integrating industry standard hardware components, such as high speed cache memory, disk drives and other devices to enhance the performance, reliability, availability, connectivity and functionality of the Company's storage systems.

Mainframe Market

     The mainframe storage market is estimated to be a multi-billion dollar market, which the Company has penetrated with its ICDA-based products. Product sales to the mainframe market represented approximately 76%, 88% and 82%, respectively, of EMC's 1995, 1994 and 1993 product revenues.

     In 1990, EMC introduced the first Symmetrix series for the IBM and IBM-compatible mainframe storage market. Symmetrix was the first commercially available intelligent disk storage system for this marketplace that integrated highly sophisticated controller software with large amounts of cache memory and arrays of industry standard 5.25" (and more recently, 3.5") disk drives. This combination continues to provide customers with unique advantages and capabilities including: high performance disk storage, operating system independence for easy integration into existing computer environments; built-in redundancy and availability features allowing for higher data availability and continuous operations; and small footprint and low environmental requirements for low cost of ownership.

     Since the first Symmetrix model, with a maximum capacity of 24GB, the Company has continued to enhance and increase the capabilities of the Symmetrix family. The Company's current mainframe product offering is the Symmetrix 5000 family which includes the 5100, 5200, and 5500 series of systems. The Symmetrix 5000 family members share a common architecture and components, with the main differentiator being capacity and host connectivity capabilities. The Symmetrix 5100, 5200, and 5500 offer up to 136GB, 402GB, and 1 terabyte of mainframe storage capacity, respectively. The Company believes that the Symmetrix 5000 family is the highest performance and availability mainframe storage solution in the market.

     A significant factor in Symmetrix market success has been the unique controller-based software that all Symmetrix 5000 family members support. These include SRDF and SDMS as business continuance solutions, Symmetrix ESP for simultaneous support of mainframe and open systems computers, and Multi-Path Locking Facility ("MPLF"), which enhances transportation industry application support.

     Additionally, EMC offers mainframe host-based software products that improve the management of specific EMC systems and products including Symmetrix Manager and SRDF Host
Component.

     In March 1996, EMC entered a new segment of the mainframe market with a unique solution for high capacity applications that require disk-based storage and better application response time than can be provided by traditional offline storage offerings. EOS has defined a new tier in the storage hierarchy, between traditional online disk storage and offline storage, such as tape or optical disk. EOS is targeted at specific business support applications that previously had no appropriate storage platform. EOS provides over one terabyte of maximum capacity.

Open Systems Market

     The open systems storage market is estimated to be a multi-billion dollar market with extremely fast growth in storage requirements, which EMC's products have only recently begun to penetrate. The driving force behind this growth is the focus on developing new customer applications on open systems platforms. Unix and client/server application developments continue to increase the storage requirements for the many processing platforms available in this market. Revenues to the open systems market represented approximately 11% of EMC's product revenues in 1995.

     The Company's first major product in this market was the Centriplex family of ICDA products introduced in November 1994. In June 1995, the Company introduced the
Symmetrix 3000 family for the open systems storage marketplace. The Symmetrix 3000 family provides a unique solution for the open systems marketplace, with high performance and availability for mission and business critical applications. The Symmetrix 3000 family includes the 3100, 3200 and 3500 series of systems, which support up to 139GB, 408GB, and 1 terabyte of open systems storage capacity, respectively. The Symmetrix 3000 family also supports the SRDF software for mission critical information availability requirements.

     HP and NCR, formerly AT&T Global Information Solutions, signed agreements with EMC during 1995 to market and resell the Symmetrix 3000 family of products worldwide into their respective markets. See "OEM Channels".

IBM AS/400 Market

     In 1992, the Company introduced the first ICDA-based storage systems for the IBM AS/400 computer market, the Harmonix family. The Harmonix family integrates cache memory with both 5.25" and 3.5" disk drives to provide high performance, high capacity storage solutions. During 1994, the Company expanded the Harmonix family to include models featuring high capacity at a lower cost, and models emphasizing high availability. Revenues from the Harmonix family declined during 1995, with product sales representing approximately 5%, 10%, and 15%, respectively, of EMC product revenue in 1995, 1994 and 1993.

     During 1995, both the Symmetrix 5000 and Symmetrix 3000 families introduced support for the AS/400 computer environments.

     EMC also offers the Voyager family of 8 millimeter ("mm") based Intelligent Cached Tape Subsystems, which provide AS/400 users high capacity, high performance and unattended backup capabilities. These products feature an advanced controller design and cache buffer combined with the ability to interleave data to up to four 8mm tape transports simultaneously, greatly improving the speed of backup operations. EMC's acquisition of Magna Computer Corporation ("Magna") augmented the Voyager family by adding 4mm, additional 8mm, and reel-to-reel tape products to the Company's portfolio.

Network Market

     The network market is estimated to have extremely high potential for storage requirements, which EMC's products have only recently begun to penetrate. In 1995, product sales to the network market represented 8% of EMC's product revenue.

     In 1995, the Company introduced Epoch Data Manager, the Company's first network attached storage solution. In March 1996, the Company introduced EDM, a significant enhancement of Epoch Data Manager. EDM is an integrated network storage backup solution, with intelligent proprietary software providing resource management to integrated disk and automated tape library hardware components. EDM offers high performance integrated network backup and recovery. In addition, EDM is extremely scalable in both capacity and performance, and is the leading solution for relational database backup requirements.

     EMC is currently engaging in research and development of products for the network market in the areas of network file access, video, centralized backup repository and other network data access services.

     In December 1995, the Company completed the acquisition of McDATA Corporation ("McDATA"). McDATA designs, manufactures, markets and supports high performance information switching products, delivering innovative networking solutions for large-scale computing applications, including local, metropolitan and wide-area connectivity. McDATA's primary product is the ESCON Director, a high-speed fiber-optic-based network switch designed to connect computers and peripherals within data center environments. The ESCON Director is marketed by IBM under an exclusive OEM agreement with McDATA. The Company believes that this acquisition will help position EMC at the center of the networked data and open systems marketplaces, thereby permitting EMC to play an even more critical role in helping EMC's customers establish information-centric computing strategies.

Marketing and Customers

     EMC markets its products through multiple distribution channels, including its direct sales force, selected distributors and OEMs. The Company has a direct sales presence throughout North America, Europe, South Africa and the Asia Pacific region and uses distributors as its primary distribution channel in other areas of the world. Over the past two years, the Company has expanded its sales and marketing organizations significantly in all major geographies of the world. In June 1995, EMC purchased certain assets from its South African distributor and has been selling direct in South Africa since that time. In September 1995, EMC purchased certain assets from its distributor in Sweden and has been selling direct in the Nordic countries since that time.

     During 1995, the Company derived 64% of its product revenue from shipments into North and South America, 29% from shipments into Europe, the Middle East and Africa, and 7% from shipments into the Asia Pacific region. The Company has dedicated personnel to support the needs of its customers in the mainframe, open systems and IBM AS/400 storage markets and also of its distributors and OEM customers, both domestically and internationally.

     The Company's strategy is to continue to expand its markets in storage solutions. Specific targeted storage markets include: the IBM and IBM-compatible mainframe storage market, the open systems market, the network storage market and the Bull and Unisys storage markets.

Multi-Channel Distribution Focus

     The Company has adopted a multi-channel distribution approach to sell its products in those large markets of the world which the Company believes have a demand for its products. The Company's distribution channels include a direct sales force, distributors and OEMs.

OEM Channels

     The MOSAIC:2000 architectural philosophy, and the flexibility it provides, make EMC's products well suited for sale by strategic OEMs in partnership with the Company. The Company believes that with the new open systems capabilities introduced in 1995, revenues from the OEM market will increase.

     Since January 1992, EMC has had an OEM Agreement with Unisys for the sale of Unisys-compatible Symmetrix systems. Unisys maintains worldwide marketing rights to both the Symmetrix and Modarray products for use with Unisys systems, subject to certain terms and conditions.

     In February 1993, the Company entered into an OEM agreement with Bull. This agreement granted Bull exclusive worldwide marketing rights, with the exception of Japan, to EMC's Symmetrix 4800 series for use with Bull mainframe computers as Bull's solution for all high speed disk requirements. In June 1995, certain systems in the Symmetrix 5000 family were added to this agreement. In
March 1996, the Company extended this agreement to add the Symmetrix ESP.

     On October 31, 1995, the Company entered into a reseller agreement with HP wherein HP will market and resell the Symmetrix 3000 family of systems worldwide for connection to HP's 9000 series computers. The agreement currently extends to June 30, 1997.

     On November 2, 1995, the Company entered into an OEM agreement with NCR to market and sell the Symmetrix 3000 family of systems under an NCR label worldwide for connection to NCR's WorldMark brand of enterprise server systems. The agreement currently extends to November 2, 1998.

Operations

     EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. EMC's products are assembled and tested primarily at the Company's facilities in Massachusetts and Cork, Ireland. Product components manufactured by subcontractors in the U.S. and Europe are assembled in accordance with production standards and quality controls established by EMC. The Company believes its present level of manufacturing capacity, along with its current plans for expansion, will be sufficient to accommodate its requirements.

     The Company has implemented a Total Quality Management philosophy to ensure the quality of its designs, manufacturing process and suppliers. The Company's operations in Massachusetts currently hold an ISO 9001 Certificate of Registration from National Quality Assurance, Ltd. This internationally recognized endorsement of ongoing quality management represents the highest level of certification available. The Company's Irish manufacturing operation holds ISO 9002 registration. The Company's principal manufacturing operation in Hopkinton, Massachusetts has also been awarded Class A MRP II status by an independent evaluation organization.

Manufacturing Risks

     The Company's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing occur on the part of EMC or its suppliers, EMC may experience a rate of failure in its products that results in substantial repair or replacement costs and potential damage to EMC's reputation.
Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs will be critical factors in the future growth of EMC. EMC frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that EMC's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products, especially the Symmetrix series of products will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, repair or replacement costs and potential damage to EMC's reputation, any of which could have substantial adverse effects on EMC's operations and ultimately on its financial results.

     The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5.25" and 3.5" disk drives, which the Company purchases from a small number of qualified suppliers. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time during 1995, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with such vendors to correct these problems and is also seeking alternative sources of supply. If shortages and/or quality problems were to intensify, the Company could lose some time-sensitive customer orders which could adversely affect quarterly revenues and earnings.

Competition

     In the mainframe market, EMC competes primarily with IBM for the sale of the Company's storage products. The Company believes that it has a number of competitive advantages over IBM, especially in the areas of product performance, value-added software capabilities, time to market enhancements and cost of ownership. The Company realizes that IBM has certain competitive advantages including significantly greater financial and technological resources, the ability to provide more complex hardware and software in packaged solutions, a larger distribution capability, access to high-level customer decision makers, and high levels of customer loyalty. Other important elements of competition in the computer storage industry are product reliability and quality, continuing technological improvements, marketing and customer service, and product design. There are also a number of independent competitors in the mainframe market including Hitachi Data Systems, Storage Technology Corporation ("STK") and Amdahl Corporation.

     In the open systems market the Company's major competition is provided by systems vendors who integrate internal disk devices within their CPU platforms, including
IBM, Digital Equipment Corporation and Sun Microsystems
Corporation. The Company believes that its major independent storage competitor in this market is Data
General Corporation. In the Company's opinion, the major competitive advantage of the open systems vendors is their overall market presence and ability to provide integrated
CPU, storage and software packages. However, EMC believes that it has advantages over these competitors in performance, capacity and software features.

     In the IBM AS/400 market, competition has historically come from IBM, STK and smaller companies. IBM's market presence and its integrated solutions afford IBM a significant advantage in this marketplace. With regard to independent storage providers, EMC believes that it has advantages over these AS/400 competitors in performance, availability and feature capabilities.

Technological Factors

     The computer data storage industry is characterized by rapidly changing technology and user needs which require ongoing technological development and introduction of new products. Recognizing this fact, the Company developed a storage system architecture called MOSAIC:2000 to allow the Company to take better advantage of technological developments. By employing this architectural approach to product development, EMC is able to quickly integrate new technologies into its basic design. The Company works closely with its suppliers to understand their technology direction and to plan for the integration of this technology into its product architecture. The Symmetrix series, the Harmonix series and the Centriplex family of products all use the MOSAIC:2000 architecture.

     In 1995, sales of the Symmetrix series remained the most significant source of revenues for the Company and sales of such products are expected to continue to be the principal source of revenues during 1996. The Company expects competition in the sales of ICDA-based products to increase and there can be no assurance that the Symmetrix series of products will continue to achieve market acceptance. Significant delays in the development of ICDA technology for future products or product enhancements would be to the advantage of the Company's competitors, some of whom have significantly greater resources, and could ultimately affect the Company's financial condition. Furthermore, the continued development of ICDA technology and its incorporation into the Company's future generations of products cannot be assured even with significant additional investments.

Product Development

     EMC's ability to compete successfully in present and future markets depends upon the timely development and introduction of products offering price/performance or capacity advantages and compatibility with the computer systems or networks for which they are designed. Achieving these goals requires that the Company remain abreast of changing technology and design products that operate within the architecture of various computer systems and deliver performance or capacity advantages not offered by the original systems developer or by other storage competitors. Moreover, the computer industry is subject to rapid technological developments. Consequently, achieving such goals may become more difficult, costly and time consuming as a result of technological developments that cannot now be foreseen. Research and development costs were $162,611,000, $117,922,000, and $58,977,000 for the fiscal years ended December 30, 1995, December 31, 1994, and January 1, 1994, respectively.

Backlog

     The Company manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. Orders are generally shipped by the Company shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, the Company's backlog at any particular time is not necessarily indicative of future sales levels.

Employees

     As of February 29, 1996, EMC had approximately 4,100 employees worldwide including temporary employees.
Continued growth in the Company's business will require the hiring of additional personnel qualified in the Company's leading edge technology, of which there can be no assurance. None of the Company's domestic employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.
The Company considers its relations with its employees to be good.

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

Patents

     EMC has been granted and/or owns by assignment over fifty (50) United States patents. The Company also has over one hundred (100) patent applications pending in the U.S. relating to its products for the mainframe, midrange, open systems and network storage markets. While the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that any patents will issue or that any patent issued can be successfully defended or held valid by a court of competent jurisdiction, or that such patents will provide protection against competitive technology that circumvents such patents. Although the Company believes that its patents and applications have significant value, the rapidly changing technology of the computer industry makes EMC's future success dependent upon the technical competence and creative skills of its personnel rather than on patent protection. See also "Recent Developments" and "Legal Proceedings".

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

Recent Developments

     On January 25, 1996, the Company announced that its Board of Directors had authorized a common stock repurchase program of up to 15 million shares over a five-year period. The repurchased shares will be used primarily to issue shares upon exercise of options and purchase of shares under the Company's stock option and stock purchase plans, respectively.

     On February 12, 1996, the Company announced that it had signed a definitive agreement to acquire the patent portfolio of MTI Technology Corporation, covering 29 patents and pending applications in the areas of RAID (Redundant Arrays of Independent Disks), fault tolerant and network technologies.

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company is active in primarily one business segment: designing, manufacturing and marketing high performance storage products. Information by geographic area is presented below with exports shown in their area of origin. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

     Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.
(Amounts are in thousands.)

                            Europe,
              North/South   Middle East,   Asia      Elimi-      Consolidated
              America       Africa         Pacific   nations     Total

1995
Sales          $1,230,223   $567,303     $123,749   $    ---     $1,921,275
Transfers between
 areas            134,073    141,003           10   (275,086)           ---

Total sales     1,364,296    708,306      123,759   (275,086)     1,921,275
Income from
 operations       264,168    176,293        1,805     (6,487)       435,779
Identifiable assets at
 year end       1,669,928    144,081       77,923   (146,203)     1,745,729


1994
Sales            $871,048   $449,467      $56,977   $     ---    $1,377,492
Transfers between
 areas            123,587     61,577          110    (185,274)          ---

Total sales       994,635    511,044       57,087    (185,274)    1,377,492
Income (loss)
 from operations  155,544    196,658          (97)     (1,573)      350,532
Identifiable assets at
 year end       1,230,883    171,233       36,437    (121,053)    1,317,500


1993
Sales            $526,771   $251,363       $4,487    $    ---      $782,621
Transfers between
 areas            100,237     83,726          ---    (183,963)          ---

Total sales       627,008    335,089        4,487    (183,963)      782,621
Income (loss)
 from operations  107,512     70,324         (990)      3,582       180,428
Identifiable assets at
 year end         684,576    192,682        2,383     (49,995)      829,646


ITEM 2.  PROPERTIES

     The Company's mainframe marketing, research and development, and manufacturing functions are located in a 249,000 square foot complex at 171 South Street in Hopkinton, Massachusetts. This building complex consists of a building purchased in December 1986, and an adjacent building constructed in 1988 and occupied in January 1989.

     In October 1992, EMC purchased a 62,000 square foot facility and an additional 9 acres of land at 42 South
Street in Hopkinton, Massachusetts. This facility has been renovated by the Company and is in use as its customer demonstration center and for certain administrative functions. In November 1993, the Company transferred certain of its corporate and administrative functions to a leased 80,000 square foot building at 35 Parkwood Drive in Hopkinton, Massachusetts.

     In July 1994, the Company leased a 255,000 square foot building at 5-9 Technology Drive, Milford, Massachusetts that is in use for the Company's customer service, OEM sales, quality and certain research and development and production functions. The Company currently leases other buildings in Hopkinton, Massachusetts for certain manufacturing, quality control and marketing functions.

     Production currently is carried on in the Hopkinton facilities at 171 South Street and Avenue E, the Milford facility and an 87,000 square foot facility owned by the Company in Cork, Ireland. The Company is currently expanding the facility in Ireland by 80,000 square feet.

     The Company also leases space for its sales and service offices and certain research and development facilities worldwide.


ITEM 3.  LEGAL PROCEEDINGS

     On June 10, 1993, STK filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages, plus attorney's fees and costs.
On July 20, 1993, EMC answered the complaint, denied STK's allegations and counterclaimed. In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest. In a court hearing on October 12, 1994, STK's claims on two of the three patents were dismissed with prejudice. No trial date has been set in this proceeding.

     On September 23, 1994, EMC filed suit against STK in the United States District Court for Delaware alleging that STK is infringing one EMC patent. In the complaint, EMC seeks injunctive relief and unspecified damages, including treble damages, plus attorney's fees and costs. On October 12, 1994, STK answered the complaint, denied any infringement and counterclaimed. STK has subsequently filed an additional counterclaim. EMC has denied STK's allegations. Discovery on this case is currently in process. A trial is currently scheduled for October 1996.

    The Company is a party to other litigation which it considers routine and incidental to its business.
Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

            EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                     Age       Position

Richard J. Egan          60        Chairman of the Board and Director
Michael C. Ruettgers     53        President, Chief Executive Officer
                                   and Director
John R. Egan             38        Executive Vice President, Sales and
                                   Marketing and Director
Joel Beck                57        Senior Vice President, Operations
L. Daniel Butler         57        Senior Vice President, Customer Service
Raymond Fortune          56        Senior Vice President, International Sales
Michael A. Klayko        41        Senior Vice President, North American Sales
Robert T. O'Connell      57        Senior Vice President, Chief Staff Officer
James B. Rothnie         47        Senior Vice President, Corporate Marketing
Neal M. Waddington       49        Senior Vice President, Enterprise Alliances
Paul T. Dacier           38        Vice President and General Counsel
Colin G. Patteson        47        Vice President, Chief Financial Officer
                                   and Treasurer
William J. Teuber, Jr.   44        Vice President and Controller


     Richard J. Egan is a founder of the Company and has served as a Director since the Company's inception in 1979.
He was elected Chairman of the Board of the Company in January 1988. Prior to January 1988, he was also President of EMC. From 1979 to January 1992, he was Chief Executive
Officer of the Company.  He is also a director of Cognition
Corporation, a CAD/CAM software supplier.

     Michael C. Ruettgers served as Executive Vice President, Operations of EMC from July 1988 to October 1989, when he became President. From October 1989 to January 1992, Mr. Ruettgers served as Chief Operating Officer of EMC. In January 1992, he became Chief Executive Officer and in May 1992, he was elected a Director of the Company. Before joining EMC, he was Chief Operating Officer at Technical Financial Services, Incorporated, a high technology consulting company, from February 1987 to July 1988. He is also a director of Cross Comm, Inc., a manufacturer of computer network products, and Commonwealth Energy Corp., a diversified energy company.

     John R. Egan became Executive Vice President, Sales and Marketing of EMC in January 1992 and was elected a Director in May 1992. Previously he held several executive positions with the Company, including Executive Vice President, International Sales and Executive Vice President, Marketing.

     Joel Beck joined EMC in July 1995 as Senior Vice President, Operations. Previously, he served in several executive positions with Bull Electronics-U.S., a computer manufacturer, including Vice President of U.S. manufacturing from 1987 to July 1993 and as President from July 1993 to July 1995.

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

     Michael A. Klayko joined EMC in March 1996 as Senior Vice President, North American Sales. From August 1992 to February 1996, Mr. Klayko was Worldwide Marketing Manager, Computer Systems Organization at Hewlett-Packard Company, a computer manufacturer. From 1979 to 1992, Mr. Klayko held various positions in marketing and sales at IBM Corporation, a computer manufacturer.

     Robert T. O'Connell joined EMC in July 1995 as Senior Vice President, Chief Staff Officer. Previously, he held several executive positions with General Motors Corporation, an automotive manufacturer, including Chairman and CEO of General Motors Acceptance Corporation from 1992 to 1994 and Chief Financial Officer of General Motors Corporation from 1988 to 1992.

     James B. Rothnie joined EMC in October 1995 as Senior
Vice President, Corporate Marketing.  Previously, he was
Vice President of Software Development at Data General
Corporation, a computer manufacturer, from October 1994 to October 1995. From 1987 to 1994, Mr. Rothnie served in several executive capacities at Kendall Square Research
Corporation, a computer manufacturer, most recently as Executive Vice President.

     Neal M. Waddington joined EMC in November 1994 as
Senior Vice President and General Manager of EMC's Open
Storage Group and became Senior Vice President, Enterprise Alliances in January 1996. From May 1992 to October 1994,
Mr. Waddington was Vice President and General Manager of the Integrity Systems Division of Tandem Computers Incorporated, a computer manufacturer. From October 1991 to April 1992,
Mr. Waddington was Vice President-Marketing and President of North American Sales at Concurrent Computer Systems, a computer manufacturer. From May 1990 to June 1991, he was Vice President of Marketing at Sequent Computer Systems, a computer manufacturer. Previously, Mr. Waddington held various senior-level positions at Sperry Computer Systems and Unisys Corporation, computer manufacturers, in senior marketing, product development and division general management positions. Mr. Waddington has resigned as an executive officer of the Company effective as of April 12, 1996.

     Paul T. Dacier joined EMC in March 1990 as General
Counsel and became Vice President and General Counsel in
February 1993.  Prior to joining EMC he was Senior Counsel,
Corporate Operations at Apollo Computer Inc., a computer manufacturer, from January 1987 to January 1990.

     Colin G. Patteson joined EMC in January 1989 as
European Controller. He has been Chief Financial Officer and Treasurer of EMC since April 1995. He was Corporate
Controller from March 1991 to April 1995 and has been a Vice
President of EMC since February 1993.

     William J. Teuber, Jr. joined EMC in August 1995 as
Vice President and Controller.  From 1988 to August 1995,
Mr. Teuber was a partner at Coopers & Lybrand L.L.P., an accounting firm.

                        ____________

     Richard J. Egan, Chairman of the Board and a Director, is the husband of Maureen E. Egan, a Director of the Company. He also is the brother-in-law of W. Paul Fitzgerald, a Director of the Company. W. Paul Fitzgerald is the brother of Maureen E. Egan.
John R. Egan, Executive Vice President, Sales and Marketing and a Director of the Company is the son of Richard J. and Maureen E. Egan.


                        ____________

     The President and Treasurer are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified. The other executive officers are appointed to serve in such positions and serve at the pleasure of the Board of Directors.



**************************************************************
     EMC2, EMC, Symmetrix, Harmonix, Centriplex, ICDA,
Modarray and MOSAIC: 2000 are trademarks of EMC Corporation.
WorldMark is a trademark of NCR Corporation. IBM, ESCON and AS/400 are trademarks of IBM Corporation.

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

     The following table sets forth the range of high and low prices on the New York Stock Exchange for the past two years during the fiscal periods shown.

              Fiscal 1995            High         Low

              First Quarter         $23.25      $14.75
              Second Quarter         25.88       16.63
              Third Quarter          27.38       17.75
              Fourth Quarter         19.13       13.13

              Fiscal 1994            High         Low

              First Quarter        $23.00      $15.50
              Second Quarter        21.25       12.63
              Third Quarter         20.13       12.75
              Fourth Quarter        24.00       18.25


     As of March 15, 1996, there were approximately 5,080 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. While subject to periodic review, the current policy of its Board of Directors is to retain all earnings primarily to provide funds for the continued growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

EMC Corporation
(amounts in thousands except per share amounts)

Summary of Operations
                        1995        1994      1993      1992      1991

Revenues          $1,921,275  $1,377,492  $782,621  $385,706  $260,337
Operating income     435,779     350,532   180,428    48,575    20,378
Net income           326,845     250,668   127,122    29,508    11,409
Net income per
 weighted average
 common share
 (fully diluted) (1) $  1.34     $  1.10   $  0.60   $  0.16   $  0.07
Weighted average
 common shares
 (fully diluted) (1) 248,296     234,255   217,225   190,548   166,220

Other Statistics
Working capital   $  959,595   $ 600,341  $516,876  $149,335  $ 77,033
Total assets       1,745,729   1,317,500   829,646   338,780   205,503
Long-term
 obligations (2)     245,845     286,106   274,029    76,093    16,165
Stockholders'
 equity           $1,140,301   $ 727,641  $419,094  $168,266  $135,009

(1) In addition to common stock equivalents, fully diluted earnings per share for 1995, 1994 and 1993 reflect the dilutive effects of the Company's 4 1/4% Convertible
  Subordinated Notes due 2001 and fully diluted earnings per share for 1995 (through conversion date), 1994, 1993 and 1992 reflect the dilutive effects of the Company's 6 1/4%
  Convertible Subordinated Debentures.

(2) Excludes current portion of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following table represents certain statement of operations information stated as a percentage of revenues.

                                             Fiscal year ended
                              Dec. 30, 1995    Dec. 31, 1994    Jan. 1, 1994
Revenues
     Net sales                        97.8%            97.5%           96.8%
     Service and rental income         2.2              2.5             3.2
                                     100.0            100.0           100.0
Cost and expenses
     Cost of sales and service        52.2             47.9            48.7
     Research and development          8.5              8.6             7.5
     Selling, general and admin.      16.6             18.1            20.8

Operating income                      22.7             25.4            23.0
Investment income and
 interest expense, net                 0.6              0.5               -
Other income/(expense), net            0.2             (0.1)              -
Income before income taxes            23.5             25.8            23.0
Provision for income taxes             6.5              7.6             6.8
Net income                            17.0%            18.2%           16.2%

Revenues

     Total revenues increased by $543,783,000, or 39.5%, in 1995 from 1994 compared to an increase of $594,871,000 or 76% in 1994 from 1993. Revenues from net sales increased by $535,150,000 or 39.8%, in 1995 from 1994 levels, while revenues from service and rental income increased by $8,633,000, or 25%, in 1995 from 1994. While the Company expects revenue to continue to grow in 1996, the Company does not expect such growth, on a percentage basis, to continue at the level experienced in 1995 or 1994.

     In 1995, the Company continued to derive the majority of its revenues from the sale of products featuring the Company's Integrated Cached Disk Array ("ICDA") technology which include the Symmetrix series of products for the mainframe market, the Symmetrix 3000 series of products and Centriplex series of products for the open systems storage market and the Harmonix series of IBM compatible disk products in the AS/400 market. Revenues from the Symmetrix series of products in the mainframe market were $1,425,531,000 in 1995, $1,177,014,000 in 1994 and
$620,178,000 in 1993, representing an increase in 1995 over 1994 of $248,517,000, or 21%. Revenues from the Company"s products in the open systems storage market were $200,892,000 in 1995, $24,323,000 in 1994 and $19,081,000
in 1993, representing an increase in 1995 over 1994 of $176,569,000, or 726%. Revenues from the Harmonix series of products were $68,402,000 in 1995, $110,717,000 in 1994 and
$92,672,000 in 1993, representing a decrease in 1995 from 1994 of $42,315,000, or 38%.

     Revenues on sales and service into the markets of North and South America increased by $357,496,000, or 41%, to $1,223,183,000 in 1995 from $865,687,000 in 1994. This increase was primarily due to growth in unit sales of the Symmetrix series of products in the mainframe storage market and unit sales of the Company's products in the open systems storage market. Revenues into this market increased by $346,750,000, or 67%, to $865,687,000 in 1994 from
$518,937,000 in 1993.

     Revenues on sales and service into the markets of Europe, Africa and the Middle East increased by $116,789,000, or 27%, to $556,313,000 in 1995 from
$439,524,000 in 1994, due primarily to growth in unit sales of the Symmetrix series of products in the mainframe storage market. During 1995, the Company opened sales offices in South Africa, Sweden, Denmark, Norway and Finland. Revenues into this market increased by $213,291,000, or 94%, to $439,524,000 in 1994 from $226,233,000 in 1993.

     Revenues on sales and service into the markets in the Asia Pacific region increased by $69,498,000 or 96%, to $141,779,000 in 1995 from $72,281,000 in 1994, primarily due to growth in unit sales of the Symmetrix series of products in the mainframe storage market. During 1995, the Company opened sales offices in Korea and Singapore. Revenues into this market increased by $34,830,000, or 93%, to $72,281,000 in 1994 from $37,451,000 in 1993.

     Worldwide revenue data presented in the segment footnote shows revenues on shipments originating from each area as follows. Revenues on shipments from the North and South America region were $1,230,223,000 in 1995,
$871,048,000 in 1994 and $526,771,000 in 1993. Revenues on
shipments from the Europe, Middle East and Africa region were $567,303,000 in 1995, $449,467,000 in 1994 and
$251,363,000 in 1993. Revenues on shipments from the Asia
Pacific region were $123,749,000 in 1995, $56,977,000 in
1994 and $4,487,000 in 1993.

     Historically, the Company has competed with OEM manufacturers and other independent suppliers on the basis of product performance, quality and price. The Company expects that there will be performance and pricing pressures with respect to the sale of its products throughout 1996. See also "Cost of Sales and Service".

     The Company purchases certain components and products from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. Among the most important components that the Company uses are high density memory components ("DRAMs") and 5 1/4" and 3 1/2" disk drives, which the Company purchases from a small number of qualified suppliers. A failure by any supplier of high density DRAMs or disk drives to meet the Company's requirements for an extended period of time could have a material adverse effect on the Company. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company experienced delays in deliveries of high density DRAMs and disk drives needed to satisfy orders for ICDA products. The Company is currently working with such vendors to correct these problems and is also seeking alternative sources of supply. If shortages and quality problems were to intensify, the Company could lose some time-sensitive customer orders which could adversely affect quarterly revenues and earnings.

Cost of Sales and Service

     As a percentage of revenues, cost of sales and service amounted to 52.2% in 1995, 47.9% in 1994 and 48.7% in 1993.
Demand for the Company's products has continued in 1995, but competitive pricing pressures in the mainframe storage market during 1995 were greater than in prior years and adversely affected the margin percent in 1995 over 1994 and 1993. Also in 1995, cost of goods sold included one-time charges of approximately $31,000,000, net of tax, relating to end-of-life products and excess inventory. The Company believes that pricing pressures are likely to continue due to competitive product offerings.

Research and Development

     Research and development ("R&D") expenses were $162,611,000, $117,922,000 and $58,977,000 in 1995, 1994 and
1993, respectively. As a percentage of revenue, R&D expenses were 8.5%, 8.6% and 7.5% of revenues in 1995, 1994 and 1993, respectively. Dollar increases in R&D spending in 1995 over 1994 reflect costs to develop new products for the open systems storage market, the cost of additional technical staff and depreciation expenses associated with capital equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D in 1996.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased by $71,005,000, or 28.5%, in 1995, $86,543,000, or
53% in 1994 and $66,200,000, or 69% in 1993. As a percentage of revenues, SG&A expenses were 16.7%, 18.1% and 20.8% in 1995, 1994 and 1993, respectively. The dollar increase in 1995 over 1994 is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its open systems storage group, international direct selling offices and OEM programs. Expenses in 1995 also include approximately $8,000,000 of costs related to the acquisition of McDATA. SG&A expenses are expected to increase in dollar terms during 1996.

Investment Income and Interest Expense

     Investment income increased to $23,620,000 in 1995 from $21,619,000 in 1994 and $7,988,000 in 1993. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income increased in 1995 over 1994 primarily due to slightly higher average cash and investment balances in 1995 over 1994. Investment income increased in 1994 over 1993 due to higher average cash and investment balances caused primarily by the availability of funds from the issuance of the 4 1/4% Convertible Subordinated Notes due 2001 (the "Notes") in December 1993 and January 1994.

     Interest expense decreased to $12,857,000 in 1995, from $15,311,000 in 1994 and $6,043,000 in 1993. The decrease in
1995 from 1994 is primarily due to conversions of the 6 1/4%
Convertible Subordinated Debentures due 2002 (the
"Debentures") in March 1995.

Provision for Taxes

     The provision for income taxes was $123,976,000 in 1995, $104,716,000 in 1994 and $52,534,000 in 1993,
respectively, which resulted in effective tax rates of 27.5%, 29.5% and 29.2% in 1995, 1994 and 1993, respectively.
The decrease in the effective tax rate in 1995 from 1994 is mainly attributable to the realization of tax benefits associated with the Company's tax strategies and the utilization of tax credits. The increased rate in 1994 from 1993 is mainly attributable to a decrease in the utilization of tax credits.

     See Note C of the Notes to Consolidated Financial
Statements for a detailed analysis of the Company's effective tax rates for 1995, 1994 and 1993.

Cash Flows

     In 1995 cash and cash equivalents increased by $139,122,000. Cash provided by operating activities was $172,378,000 as a result of increased net income which was partially offset by increased receivable and inventory balances. Cash used by investing activities was $41,806,000 primarily caused by additions to property, plant and equipment of $92,200,000, offset by net maturities of long-term investments of $50,355,000. Cash provided by financing activities of $8,833,000 was primarily from issuances of common stock of $19,438,000 pursuant to stock option exercises and stock purchase plan activity and was partially offset by payments of long-term obligations of $10,735,000.

Financial Position

     At the end of the fiscal years 1995, 1994 and 1993, cash and cash equivalents were $379,628,000, $240,506,000 and $345,300,000, respectively. In 1995, working capital increased by $359,254,000 to $959,595,000 from $600,341,000.
In 1994, working capital increased by $83,465,000 to $600,341,000 from $516,876,000.

     It is typical for companies in the computer industry to require significant amounts of working capital to finance their business. The Company believes that its working capital requirements are in accordance with industry practices. In 1995, the Company financed its working capital requirements from internally generated funds and existing cash and investments. As the Company's business expands, the Company's working capital is expected to increase.

     As of January 31, 1996, the Company had available for use its credit lines of $72,000,000. The Company may elect to borrow at any time from these credit lines. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

     In December 1995, the Company issued 13,567,112 shares of EMC common stock, $.01 par value (the "Common Stock") in the acquisition of McDATA, a leader in data network switching solutions, in a transaction which the Company has accounted for as a pooling of interests.

     The Company will adopt Statement of Financial
Accounting Standards No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of" in 1996. This Statement requires recognition of impairment losses pertaining to long-term assets based upon the excess of the carrying amount of such assets over their fair values. The Company believes that adoption will not have a material effect on its financial statements.

     The Company will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" in 1996. This Statement defines a fair value-based method of accounting for employee stock options. The compensation expense arising from this method of accounting can be reflected in the financial statements or alternatively, the pro forma net income and earnings per share effect of the fair value-based accounting can be disclosed in the financial statement footnotes. The Company expects to adopt the footnote disclosure alternative.

     To date, inflation has not had a material impact on the Company's financial results.

              REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of EMC
Corporation:

     We have audited the accompanying consolidated balance sheets and the financial statement schedule of EMC Corporation as of December 30, 1995 and December 31,
1994, and the related consolidated statements of income, cash flows and stockholders' equity and the financial statement schedule for each of the three years in the period ended December 30, 1995. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Corporation as of December 30, 1995 and December 31, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                              COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 25, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       EMC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         (amounts in thousands except share amounts)


                                                   Dec. 30,   Dec. 31,
ASSETS                                             1995       1994
Current assets:
   Cash and cash equivalents                       $379,628   $240,506
   Trade and notes receivable less allowance for doubtful
    accounts of $7,062 and $6,272, respectively     550,473    361,191
   Inventories                                      330,160    251,096
   Deferred income taxes                             44,061     40,754
   Other assets                                      14,633      8,258
Total current assets                              1,318,955    901,805

Long-term investments                               125,276    175,631
Notes receivable, net                                26,497     38,945
Property, plant and equipment, net                  218,901    173,016
Deferred income taxes                                 9,200      4,473
Other assets, net                                    46,900     23,630
      Total assets                               $1,745,729 $1,317,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations            $915     $9,502
   Accounts payable                                 111,721    122,264
   Accrued expenses                                 130,596    106,107
   Income taxes payable                             107,717     55,521
   Deferred revenue                                   8,411      8,070
Total current liabilities                           359,360    301,464

Deferred revenue                                        223      2,289
Long-term obligations:
  4 1/4% convertible subordinated notes due 2001    229,598    229,598
  6 1/4% convertible subordinated debentures due 2002    --     39,536
  Notes payable and capital lease obligations        16,247     16,972
Total liabilities                                   605,428    589,859

Stockholders' equity:
Series Preferred Stock, par value $.01;
 authorized 25,000,000 shares                           ---        ---
Common Stock, par value $.01; authorized 500,000,000
 shares; issued 232,517,845 and 201,738,042,
 in 1995 and 1994, respectively                       2,325      2,017
Additional paid-in capital                          350,989    281,625
Deferred compensation                                (2,140)    (2,607)
Retained earnings  (see Footnote B)                 786,599    443,713
Cumulative translation adjustment                     3,766      3,716
Treasury stock, at cost, 2,646,453 and
 2,627,467 shares, in 1995 and 1994,
 respectively                                        (1,238)     (823)
      Total stockholders' equity                  1,140,301    727,641

      Total liabilities and stockholders' equity $1,745,729 $1,317,500


      The accompanying notes are an integral part of the consolidated financial statements.

  ITEM 8 continued....

                       EMC CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
       (amounts in thousands except per share amounts)


                                            Year Ended

                               Dec. 30,       Dec. 31,      Jan. 1,
                               1995           1994          1994

Revenues:
  Net sales                   $1,878,215    $1,343,065     $757,793
  Service and rental              43,060        34,427       24,828

                               1,921,275     1,377,492      782,621
Costs and expenses:
  Cost of sales and service    1,002,876       660,034      380,755
  Research and development       162,611       117,922       58,977
  Selling, general and
     administrative              320,009       249,004      162,461

Operating income                 435,779       350,532      180,428

Investment income                 23,620        21,619        7,988
Interest expense                 (12,857)      (15,311)      (6,043)
Other income/(expense), net        4,279        (1,456)      (2,717)

Income before taxes              450,821       355,384      179,656
Income tax provision             123,976       104,716       52,534

Net income                      $326,845      $250,668     $127,122

Net income per weighted
 average share, primary            $1.36         $1.18        $0.65

Net income per weighted
 average share, fully diluted      $1.34         $1.10        $0.60


     The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8 continued....
                       EMC CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands)

                                                     For the Year Ended
                                                Dec. 30,   Dec. 31,    Jan. 1,
                                                   1995       1994       1994
Cash flows from operating activities:
  Net income                                     $326,845   $250,668  $127,122
   Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
     Depreciation and amortization                 53,617     32,728    21,741
     Deferred income taxes                         (6,587)   (18,267)  (21,172)
     Net loss on disposal of property and equipment   635        262     2,324
     Tax benefit from stock options exercised      11,165     26,698     8,776
     Changes in assets and liabilities:
      Trade and notes receivable                 (156,719)  (221,708)  (73,252)
      Inventories                                 (74,351)  (133,159)  (60,937)
      Other assets                                (35,984)   (19,526)    4,381
      Accounts payable                            (16,061)    78,698    16,500
      Accrued expenses                             22,432     46,448    28,893
      Income taxes payable                         49,275     34,629     3,520
      Deferred revenue                             (1,889)       (65)   (1,100)
        Net cash provided by operating activities 172,378     77,406    56,796

Cash flows from investing activities:
  Additions to property, plant and equipment      (92,200)  (108,968)  (51,303)
  Proceeds from sales of property and equipment        39        445       574
  Net maturity/(purchase) of long-term investments 50,355   (125,239)  (29,100)

        Net cash used by investing activities     (41,806)  (233,762)  (79,829)

Cash flows from financing activities:
  Issuance of common stock                         19,438      9,596   112,451
  Purchase of treasury stock                         (415)      (320)      ---
  Issuance of 4 1/4% convertible subordinated notes
    due 2001, net of issuance costs                   ---     29,350   194,987
  Payment of long-term and short-term obligations (10,735)    (1,272)   (2,430)
  Issuance of long-term and short-term obligations    545     11,715       ---

        Net cash provided by financing activities   8,833     49,069   305,008

Effect of exchange rate changes on cash              (283)     2,493     1,222

Net increase/(decrease) in
  cash and cash equivalents                       139,405   (107,287)  281,975
Cash and cash equivalents
  at beginning of period                          240,506    345,300    62,103
Cash and cash equivalents at end of period       $379,628   $240,506  $345,300

Non-cash activity - conversions of debentures      39,535     19,724       740


     The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EMC Corporation
(amounts in thousands except share amounts)
                         For the three years ended December 30, 1995
                                   Addi-                      Cumu-
                  Common Stock     tional   Deferred          lative   Treasury      Total
                            Par    Paid-in  Compen-  Retained Transl.  Stock         Stockholders'
               Shares       Value  Capital  sation   Earnings Adj.     Shares  Cost  Equity

Balance
Jan. 2, 1993    166,505,268  1,665  105,873  (4,545)   65,923  (147) 2,607,996 (503) 168,266
Exercise of
stock options     5,839,240     58   11,424     ---       ---   ---        ---  ---   11,482
Tax benefit from
disqualifying
disposition of
stock options           ---   ---    8,776      ---       ---   ---        ---  ---    8,776
Issuance of common
stock pursuant to
stock offering   17,350,000   174   99,857      ---       ---   ---        ---  ---  100,031
Issuance of common
stock pursuant to
bond conversions    241,612     2      738      ---       ---   ---        ---  ---      740
Amortization of
deferred compensation   ---   ---      ---      993       ---   ---        ---  ---      993
Cumulative translation
adjustment              ---   ---      ---      ---       --- 1,684        ---  ---    1,684
Net income              ---   ---      ---      ---   127,122   ---        ---  ---  127,122

Balance
Jan. 1, 1994    189,936,120 1,899  226,668   (3,552)  193,045 1,537  2,607,996 (503) 419,094
Exercise of
stock options     5,361,342    54   8,548       ---       ---   ---        ---  ---    8,602
Tax benefit from
disqualifying disposition
of stock options and
nonqualifying stock
options exercised       ---   ---  26,698       ---       ---   ---        ---  ---   26,698
Issuance of stock
options                 ---   ---      49       (49)      ---   ---        ---  ---      ---
Issuance of common
stock pursuant to
bond and note
conversions       6,440,580    64  19,662       ---       ---   ---        ---  ---   19,726
Amortization of deferred
compensation            ---   ---     ---       994       ---   ---        ---  ---      994
Purchase of
treasury stock          ---   ---     ---       ---       ---   ---     19,471 (320)   (320)
Cumulative translation
adjustment              ---   ---     ---       ---       --- 2,179        ---  ---    2,179
Net income              ---   ---     ---       ---   250,668   ---        ---  ---  250,668

Balance
Dec. 31, 1994  201,738,042  2,017 281,625    (2,607)  443,713 3,716  2,627,467 (823) 727,641
Pooling of interests
with McDATA
Corporation     13,567,112    136   1,794       ---    16,041   ---        ---  ---   17,971
Balance
as restated    215,305,154  2,153 283,419    (2,607)  459,754 3,716  2,627,467 (823) 745,612
Exercise of stock
options          4,303,305     43  16,454       ---       ---   ---        ---  ---   16,497
Tax benefit from
disqualifying disposition
of stock options and
nonqualifying stock
options exercised      ---    ---  11,165       ---       ---   ---        ---  ---   11,165
Issuance of stock
options                ---    ---     545      (545)      ---   ---        ---  ---      ---
Issuance of common
stock pursuant
to bond
conversions     12,909,386    129  39,406       ---       ---   ---        ---  ---   39,535
Amortization of
deferred compensation  ---    ---     ---     1,012       ---   ---        ---  ---    1,012
Purchase of
treasury stock         ---    ---     ---       ---       ---   ---     18,986 (415)   (415)
Cumulative translation
adjustment             ---    ---     ---       ---       ---    50        ---  ---       50
Net income             ---    ---     ---       ---   326,845   ---        ---  ---  326,845

Balance
Dec. 30, 1995  232,517,845  2,325 350,989    (2,140)  786,599 3,766  2,646,453 (1,238)1,140,301

      The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8 continued. . . .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EMC Corporation

A.  Company

    EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware, software and service products for the mainframe, open systems, IBM
    AS/400 and network computer storage markets worldwide.
    These products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, International
    Business Machines Corporation ("IBM") and IBM-compatible mainframe, Unisys Corporation ("Unisys"),
    Compagnie des Machines Bull S.A. ("Bull"), Hewlett-
    Packard Company ("HP"), NCR Corporation ("NCR") and other open systems platforms.

B. Summary of Significant Accounting Policies

    Basis of Presentation

    Certain prior year amounts have been reclassified to conform with the 1995 presentation.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    Acquisitions

    In December 1995, EMC exchanged 13,567,112 shares of
    EMC common stock, $.01 par value (the "Common Stock") for all of the outstanding stock and stock options exercisable as of the closing date of McDATA
    Corporation ("McDATA"), a leader in data network switching solutions. The business combination was accounted for as a pooling of interests. The accompanying financial statements for periods prior to 1995 do not include the amounts for this acquisition as they were deemed to be immaterial. Only 1995 financial information has been restated as if the transaction had occurred as of January 1, 1995.

    Separate company results for 1995 before the combinations were consummated were:

                                Period ended December 6, 1995
                                Revenues           Net Income

    EMC                         $1,402,059,000     $197,303,000
    McDATA                         148,253,000       41,748,000
    Total                       $1,550,312,000     $239,051,000

    Also during 1995, the Company acquired all of the outstanding stock of Icon International, Inc. (now EMC
    Computer Systems California, Inc.) and purchased certain assets from its distributors in South Africa and Sweden. These transactions resulted in goodwill of $9,215,000 which is being amortized over five years and is included in other assets, non-current at December
    30, 1995, net of amortization of $1,231,000.

    In January 1994, the Company formed a joint venture, EMC Japan K.K. ("EMC Japan"), with a Japanese distributor in which the Company's interest was 60%.
    Subsequently, the Company purchased an additional 35% interest in EMC Japan resulting in goodwill of $8,971,000 which is included in other assets, non-current at December 30, 1995 and December 31, 1994, net of amortization of $1,955,000 and $150,000, respectively, and is being amortized over five years.

    Also in 1994, the Company acquired a 93% interest in Copernique S.A. ("Copernique") which specializes in high performance data management and hardware and software systems, and the Company acquired certain assets of Array Technology Corporation ("Array") which specialized in RAID ("Redundant Arrays of Independent
    Disks") technology.  The Company acquired the remaining
    7% interest in Copernique in March 1995. Included in the Array assets were patents of $7,272,000 which are being amortized over their estimated useful life of five years, and are included in other assets, non-current at December 30, 1995 and December 31, 1994 net of amortization of $2,666,000 and $1,212,000, respectively.

    Pro forma presentations have not been included as the acquisitions were not material to the results of operations of the Company.

    In August 1993, EMC exchanged 9,443,996 shares of
    Common Stock for all the outstanding stock and stock options of Epoch Systems, Inc. ("Epoch") and Magna
    Computer Corp. ("Magna") in business combinations which were accounted for as poolings of interests. All financial information has been restated as if the transactions occurred as of the first period presented.
    Epoch is in the business of high performance client/server data management software and Magna was in the business of IBM compatible AS/400 tape products.

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

    Foreign Currency Translation

    The local currency is the functional currency of sales operations in Canada, Europe, South Africa and the Asia
    Pacific region (except Hong Kong). Assets and liabilities of these operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The Company's operations in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar. Assets and liabilities of these operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date except for inventories and property, plant and equipment which are translated at historical exchange rates. Consolidated transaction results included in other income/(expense), net were gains of $1,667,000 in 1995, and losses of $1,072,000 in 1994 and $1,838,000 in 1993. Accumulated net translation adjustments included in stockholders' equity were $3,766,000 in 1995 and $3,716,000 in 1994.

    Cash, Cash Equivalents

    Cash and cash equivalents include $168,614,000 and $134,954,000 of cash equivalents at December 30, 1995 and December 31, 1994, respectively. All highly liquid investments which have a maturity when acquired of ninety days or less are considered cash equivalents. These investments are stated at cost plus accrued interest, which approximates market.

    Long-Term Investments

    The Company adopted Statement of Financial Accounting
    Standards No. 115 ("SFAS 115"), "Accounting for Certain
    Investments in Debt and Equity Securities" in 1994.
    The adoption of SFAS 115 had no cumulative effect on net income.

    Long-term investments at amortized cost, consisting
    primarily of intermediate term debt instruments,
    amounted to $125,276,000 and $175,631,000 in 1995 and
    1994, with fair values of $126,285,000 and
    $173,245,000, respectively.  The Company classifies its
    long-term investments as held to maturity.  The 1995
    balances consisted of:
                                    Amortized    Aggregate
                                   Cost Basis   Fair Value
    Corporate debt securities    $ 90,674,000  $ 91,557,000
    U.S. Government and agencies   24,602,000    24,653,000
    Foreign debt securities        10,000,000    10,075,000
    Total                        $125,276,000  $126,285,000

    The 1994 balances consisted of:
                                   Amortized      Aggregate
                                  Cost Basis     Fair Value
    Corporate                   $113,866,000   $112,649,000
    Foreign                       49,950,000     49,667,000
    U.S. Government               11,815,000     10,929,000
    Total                       $175,631,000   $173,245,000

    The net unrealized gain of $1,009,000 at December 30, 1995 consisted of gross unrealized gains of $1,372,000 and gross unrealized losses of $363,000. The contractual maturities of debt securities held at December 30, 1995 are as follows:

                                   Amortized      Aggregate
                                        Cost     Fair Value
                                       Basis

    Due within one year         $        ---   $        ---
    Due after one year
    through five years           109,424,000    110,412,000
    Due after five years
    through ten years             14,102,000     14,027,000
    Due after ten years            1,750,000      1,846,000
                 Total          $125,276,000   $126,285,000

    The net unrealized loss of $2,386,000 at December 31, 1994 consisted of gross unrealized gains of $444,000 and gross unrealized losses of $2,830,000. The contractual maturities of debt securities held at December 31, 1994 are as follows:

                                  Amortized     Aggregate
                                 Cost Basis    Fair Value

    Due within one year        $ 45,014,000  $ 44,080,000
    Due after one year
    through five years          128,879,000   127,409,000
    Due after ten years           1,738,000     1,756,000
                 Total         $175,631,000  $173,245,000

    Investment income consists principally of interest and dividend income, including interest on notes receivable from sales-type leases.


    Statement of Cash Flows Supplemental Information

                           December 30,    December 31,   January 1,
                              1995            1994          1994
    Cash paid during the
    years ended for:

    Income taxes            $70,389,000   $76,539,000   $59,739,000
    Interest                 12,965,000    10,854,000     6,486,000


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

    Warranty and Research and Development

    The Company accounts for warranty expense on an accrual basis. Research and development costs are expensed as incurred, except for the costs of computer software to be sold, leased or otherwise marketed incurred after technological feasibility has been established and prior to product release for production. In 1995, the Company capitalized approximately $5,000,000 of software development costs, which amount is included in other assets, non-current at December 30, 1995.
    These expenses are being amortized on a straight-line basis over a twenty-four month period. In prior years, costs qualifying for capitalization were not material.
    The current year reflects an increased level of investment in software development activities over prior years.

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

    Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. Since 1989, the Company has not provided for U.S. income tax liability on earnings of its foreign subsidiaries, except for Puerto Rico. These earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings.
    The Company is currently undergoing an examination of its 1992, 1993 and 1994 tax returns by the Internal
    Revenue Service.

    Net Income Per Share

    Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding and earnings used in per share computations for 1995, 1994 and 1993 reflect the dilutive effects of the Company's 4 1/4% Convertible
    Subordinated Notes due 2001 (the "Notes"). Fully diluted weighted average shares outstanding and earnings used in per share computations for 1995, 1994 and 1993 reflect the dilutive effects of the Company's
    6 1/4% convertible subordinated debentures due 2002
    (the "Debentures"). Net income for computation of earnings per share includes an add back of $6,224,000, $7,620,000 and $2,496,000 for fully diluted and $5,855,000, $5,838,000 and $224,000 for primary, in
    1995, 1994 and 1993, respectively, representing interest expense, net of its tax effect. Primary weighted average shares were 245,386,209, 218,045,666 and 196,486,160 in 1995, 1994 and 1993, respectively.
    Fully diluted weighted average shares were 248,296,143, 234,254,640 and 217,224,726 in 1995, 1994 and 1993,
    respectively. These calculations of weighted average shares have been restated to reflect all stock splits to date (see Note J).

C. Income Taxes

   Provision for income taxes consists of:

                               1995          1994         1993
   Federal and State
    Current               $123,927,000  $108,459,000  $69,176,000
    Deferred                (5,867,000)  (18,421,000) (21,830,000)
                           118,060,000    90,038,000   47,346,000
   Foreign
    Current                  6,636,000    14,524,000    4,530,000
    Deferred                  (720,000)      154,000      658,000
                             5,916,000    14,678,000    5,188,000

   Total provision for
     income taxes         $123,976,000  $104,716,000  $52,534,000

    At December 30, 1995 and December 31, 1994, net undistributed earnings of foreign subsidiaries approximated $388,411,000 and $220,598,000, respectively. Income before income taxes for foreign operations amounted to approximately $172,933,000 in 1995, $152,363,000 in 1994 and $49,392,000 in 1993.
    The components of the deferred tax provision are:

                                 1995          1994          1993

   Sales Reserve              $2,563,000  $ (3,418,000) $ (7,385,000)
   Warranty Reserves            (723,000)   (1,262,000)   (1,379,000)
   Inventory Reserves         (4,612,000)  (10,119,000)   (6,427,000)
   Puerto Rico Tollgate Tax    6,205,000     1,025,000    (5,772,000)
   Deferred Revenue              594,000       590,000       531,000
   Depreciation                 (331,000)   (2,444,000)     (383,000)
   Other Reserves             (1,009,000)   (1,386,000)   (2,073,000)
   Other Assets               (4,943,000)     (313,000)    1,716,000
   Domestic NOL Carryforward   2,301,000      (546,000)          ---
   Foreign NOL Carryforward     (735,000)   (1,721,000)    3,872,000
   R&D Credit Carryforward           ---         8,000           ---
   Valuation Reserve          (5,897,000)    1,319,000    (3,872,000)

   Total Deferred Provision  $(6,587,000) $(18,267,000) $(21,172,000)

   A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                            1995      1994        1993

   Statutory federal tax rate               35.0%     35.0%       35.0%
   State taxes, net of federal tax benefits  3.6       2.6         3.1
   Puerto Rico tax benefits                  ---       (.6)        (.9)
   Ireland tax benefits                     (8.5)     (6.6)       (6.4)
   Net operating losses not benefited        ---        .6          .6
   Tax credits                              (1.4)      (.7)       (1.3)
   Utilization of foreign net operating
    loss carryforwards                       (.9)      (.9)        (.7)
   Foreign Sales Corporation tax benefits    (.3)      (.1)        ---
   Other                                     ---        .2         (.2)
                                            27.5%     29.5%       29.2%

   The Company's Puerto Rico operation enjoyed a ten year exemption which expired in 1995, on up to 90% of EMC
   Caribe's income as a result of the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico. EMC Caribe ceased manufacturing operations in February 1994. The Company's manufacturing facility in Ireland incurs a 10% tax rate on income from manufacturing operations until the year 2000.

    The components of the current and non-current deferred tax assets and liabilities as of December 30, 1995 and December 31, 1994 were as follows:

      Current Deferred Tax Assets/(Liabilities)    1995          1994

      Sales Reserve                        $ 10,499,000 $  13,062,000
      Warranty Reserve                        4,511,000     3,788,000
      Inventory Reserve                      23,069,000    18,457,000
      Other Reserves                          5,793,000     5,107,000
      Other Assets                            8,273,000     2,219,000
      Puerto Rico Tollgate Tax               (8,084,000)   (1,879,000)
      Total Current Deferred Tax
        Assets/(Liabilities)                $44,061,000  $ 40,754,000

      Non-Current Deferred Tax Assets/(Liabilities)

      Deferred Revenue                          604,000     1,198,000
      Other Reserves                            815,000       492,000
      Other Assets                              694,000       358,000
      Depreciation                            2,756,000     2,425,000
      Domestic NOL Carryforward               3,173,000     5,474,000
      Foreign NOL Carryforward                6,811,000     6,076,000
      Research and Development Credit
       Carryforward                           1,144,000     1,144,000
      Valuation Reserve                      (6,797,000)  (12,694,000)
      Total Non-Current Deferred
       Tax Assets/(Liabilities)              $9,200,000    $4,473,000


    In 1994, due to the uncertainty surrounding the realization of certain favorable tax attributes in future returns, the Company placed a valuation reserve against otherwise recognizable deferred tax assets. In
    1995, the valuation reserve has been reduced because the realization of some of these tax attributes is more likely than not. The valuation reserve has also decreased due to the utilization of some of the foreign and domestic net operating losses.

    The Company has net operating loss carryforwards as of
    December 30, 1995 which are summarized as follows:
                                            Carryforward period
                     Approximate value      during which losses
        Country      in U.S. dollars        will expire

        France           $17,259,000        5 years/1996 - 1999
        Hong Kong             82,000        Indefinite
        Japan                837,000        5 years/1999 - 2000
        United States      7,943,000        15 Years/2002 - 2008


     The U.S. losses relate to the pre-acquisition losses of Epoch and Magna. The losses in France relate to Copernique, a wholly-owned subsidiary of EMC; approximately $11,296,000 are remaining pre-acquisition losses and $5,963,000 are losses generated in 1994.


D. Inventory

                               Dec. 30, 1995   Dec. 31, 1994
     Inventories consist of:

     Purchased parts             $22,870,000      $8,946,000
     Work-in-process             150,216,000     133,116,000
     Finished goods              157,074,000     109,034,000
                                $330,160,000    $251,096,000

     The Company wrote off approximately $31,000,000, net of tax, of inventory in the fourth quarter of 1995, primarily relating to end-of-life products, excess inventory and other inventory-related adjustments.

E. Notes Receivable

    Notes receivable are primarily from sales-type leases of equipment. The payment schedule for such notes at December 30, 1995 is as follows:

       1996                                  $28,717,000
       1997                                   13,847,000
       1998                                   10,204,000
       1999                                    2,755,000
       2000                                    1,006,000
       Face value                             56,529,000
       Less amounts representing interest      5,889,000
       Present value                          50,640,000
       Less allowance for doubtful accounts      216,000
                                              50,424,000
       Current portion                        23,927,000
       Long-term portion                     $26,497,000


F. Property, Plant and Equipment

                                    Dec. 30, 1995      Dec. 31, 1994
    Property, plant and equipment
    consist of:

    Furniture and fixtures            $ 8,950,000       $  5,989,000
    Equipment                         260,882,000        190,160,000
    Vehicles                              873,000          1,010,000
    Buildings and improvements         53,748,000         44,664,000
    Land                                1,870,000          1,870,000
    Construction in progress           20,273,000          9,712,000
                                      346,596,000        253,405,000
    Accumulated depreciation         (127,695,000)       (80,389,000)
                                     $218,901,000       $173,016,000

    The Company will adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. This Statement requires recognition of impairment losses pertaining to long-term assets based upon the excess of the carrying amount of such assets over their fair values. The
    Company believes that adoption will not have a material effect on its financial statements.

G. Accrued Expenses

                            Dec. 30, 1995   Dec. 31, 1994
   Accrued expenses consist of:

   Salaries and benefits      $67,007,000    $54,159,000
   Warranty                    17,798,000     15,535,000
   Other                       45,791,000     36,413,000
                             $130,596,000   $106,107,000

H. Employee Compensation Plans

    In 1983, the Company initiated a profit-sharing plan
    (the "1983 Plan") for employees, whose eligibility to participate is based on certain service requirements.
    Contributions are made at the discretion of the Board of Directors.

    Other than matching contributions to the 401(k) plans, as described below, no profit-sharing contributions were made in 1995, 1994 or 1993.

    In July 1985, the Company supplemented the 1983 Plan with a deferred compensation program for certain employees. Under the program, which is qualified under
    Section 401(k) of federal tax laws, the Company has provided a matching contribution, as described below.

    Effective January 1, 1993, the Company introduced a new matching formula for the 1983 Plan. The Company intends, at the end of each calendar quarter, to make a contribution that matches 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, will provide an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation. However, the Company's matching contribution per participant has a quarterly limit of $500. The Company's contribution amounted to approximately $3,124,000 in 1995, $2,277,000 in 1994 and $1,463,000 in 1993, pursuant to the previous formula.

    In 1994, the Epoch and Magna retirement savings plans were merged into the 1983 Plan.

    The Company does not offer a worldwide postretirement or postemployment benefit plan other than plans that exist in certain foreign subsidiaries as required by law.

    McDATA has a profit sharing plan to which the contribution was $728,000 in 1995.


I.  Lease Commitments, Financial Instruments and Long-Term Obligations

    Operating Lease Commitments

    The Company leases office and warehouse facilities under various operating leases. Facilities rent expense amounted to $11,095,000, $10,277,000, and $6,050,000 in 1995, 1994 and 1993,
    respectively. The Company's commitments under its operating leases are as follows:

                                            Operating
    Fiscal Year                                Leases

    1996                                  $30,218,000
    1997                                   17,255,000
    1998                                    9,979,000
    1999                                    2,520,000
    2000                                      755,000
    Thereafter                                393,000

    Total minimum lease payments          $61,120,000


    Current Obligations and Lines of Credit

    EMC has two lines of credit providing a maximum of $50,000,000 and $15,000,000, respectively, at LIBOR plus 45 basis points and 62.5 basis points, respectively.
    McDATA has a line of credit providing a maximum of $7,000,000.
    At December 30, 1995 and December 31, 1994, there were no borrowings outstanding against these credit lines. The Company must maintain certain minimum financial ratios including a minimum level of working capital and tangible net worth under each line of credit. At December 31, 1994, $8,427,000 was borrowed against the Company's overdraft facility at 6.4%.

    Financial Instruments

    In December 1993, the Company issued $200,000,000 of
    Notes. In January 1994, the Company issued an additional $29,600,000 of Notes in accordance with overallotment provisions of the offering. The Notes are generally convertible into shares of Common Stock of the Company at a conversion price of $19.84 per share, subject to adjustment in certain events. During
    1994, $2,000 of notes were converted. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices, plus accrued interest, commencing January 1, 1997.
    Redemption prices range from 100.61% to 102.43% of principal.

    In March 1992, the Company issued $60,000,000 of
    Debentures, of which $39,535,000, $19,724,000 and
    $740,000 were converted during 1995, 1994 and 1993, respectively, and $1,000 was redeemed on April 1, 1995.
    The Debentures were generally convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. Interest was paid semiannually.

    The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of long term debt, and accounts payable approximate fair value due to the short maturities of these instruments. The fair value for the Notes is based upon the December 30, 1995 prices on the New York Bond Exchange.

                                             1995
                            Carrying Amount     Fair Value
    4 1/4% Convertible
    Subordinated Notes
    due 2001                   $229,598,000   $229,024,000


    Long-Term Obligations

    The Company has a $14,000,000 mortgage collateralized by the Company's facility at 171 South Street, Hopkinton, Massachusetts. The mortgage rate is 10.5% and is payable in monthly installments, calculated on a 30 year amortization schedule, with a lump sum payment of approximately $12,835,000 due on April 1, 1999.

    Payments remaining on the above mortgage note, the Company's commitments under capital leases and other miscellaneous notes (excluding the grants of EMC
    Ireland) are as follows:

      Fiscal Year                    Amount Payable

      1996                               $2,186,000
      1997                                2,243,000
      1998                                1,781,000
      1999                               13,091,000
      2000                                       --
      Total minimum payments             19,301,000
      Less amounts representing interest  4,485,000
      Present value of net payments      14,816,000
      Current portion                       719,000
      Long-term portion                 $14,097,000


     The Industrial Development Authority (IDA) of Ireland granted the Company $790,000 in 1989, $1,650,000 in
     1994 and $312,000 in 1995 towards the purchase price and improvements to the Company's facility in Ireland. The grants are included in long-term obligations and are amortized over periods of 25 years for funds used in building improvements and seven years for funds used to purchase equipment. Remaining unamortized grants at December 30, 1995 are $2,347,000, of which $196,000 is current and $2,151,000 is long-term.

J.   Common Stock, Preferred Stock and Stock Options

     Common Stock

     At the Annual Meetings of the Company in 1995 and 1993, the stockholders approved amendments to the Company's
     Articles of Organization to increase the number of shares of authorized Common Stock. The current authorization is 500,000,000 shares.

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

     Stock Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The Company anticipates that it will continue to apply Opinion 25 for stock options and provide the note disclosure under SFAS 123 beginning in its year ended December 28, 1996.

     The Board of Directors and stockholders adopted the EMC Corporation 1993 and 1985 Stock Option Plans (the "1993 Plan" and the "1985 Plan", respectively) to provide qualified incentive stock options and nonqualified stock options to key employees. At the Annual Meeting of the Company on May 10, 1995, the stockholders approved an amendment to the 1993 Plan to increase the number of shares available to 8,000,000 shares from 6,000,000 shares. A total of 36,000,000 shares of Common Stock have been reserved for issuance under the 1985 Plan.

     Under the terms of the 1993 and 1985 Plans the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted under the 1993 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value which is $.01 per share. In the event that nonqualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16") no less than par value which is $.01 per share, and in the case of employees subject to Section 16, no less than 50% of the fair market value at the time of grant. In general, options become exercisable in equal annual installments over the first five years after the date of grant.

     As of December 30, 1995, options exercisable under the 1993 and 1985 Plans approximated 2,461,050 and shares available for future options amounted to 4,072,828. Since May 16, 1995, no new incentive stock option has been able to be granted under the 1985 Plan. Activity under the 1993 and 1985 Plans for the three years ended December 30, 1995 is as follows:

                                   Number        Exercise
                                of Shares           Price

     Outstanding,
     January 2, 1993           20,041,140    $   .06-3.71
     Granted                    4,389,200      6.47-17.63
     Canceled                    (331,000)      .58-12.44
     Exercised                 (5,448,069)       .06-3.71
     Outstanding,
     January 1, 1994           18,651,271    $  .06-17.63
     Granted                    2,647,260      9.94-20.88
     Canceled                    (891,200)      .75-17.63
     Exercised                 (4,894,124)      .06-17.63
     Outstanding,
     December 31, 1994         15,513,207    $  .58-20.88
     Options Relating to
       McDATA Merger              493,387       .29-11.42
     Granted                    2,734,503     13.63-22.00
     Canceled                  (1,415,043)      .58-17.63
     Exercised                 (4,131,707)      .58-19.88
     Outstanding,
     December 30, 1995         13,194,347    $  .29-22.00

   In 1994, an employee of the Company was granted nonqualified options to purchase 5,000 shares of Common Stock under the 1993 Plan at $9.94 per share, representing 50% of the per share fair market value at the date of the grant. Discounts from fair market value have been recorded as deferred compensation and are being charged to earnings over the five year vesting period of the options.

   Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the market value exceeds the option price at the date the options are exercised. When nonqualified stock options are exercised, the Company derives a tax deduction measured by the amount that the market value exceeds the option price at the date the options are exercised.

   On January 31, 1989, the Board of Directors adopted the 1989 Employee Stock Purchase Plan (the "1989 Plan") which was approved and adopted by the stockholders of the Company on May 10, 1989. Under the 1989 Plan, eligible employees of the Company are given the option to purchase shares of Common Stock at 85% of fair market value by means of payroll deductions. At the Annual Meeting of the Company on May 12, 1993 the stockholders approved an amendment to the 1989 Plan to increase the number of shares available from 2,700,000 to 3,900,000.
   A proposal will be submitted to the stockholders at the 1996 Annual Meeting to increase the number of shares eligible for grant to 4,900,000 from the current authorization of 3,900,000 shares. Options are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31.
   The purchase price for shares is the lower of 85% of the fair market value of the stock at the time of grant or 85% of said value at the time of exercise. In 1995, 139,598 shares were exercised at $18.67 per share. In 1994, 387,218 shares were exercised at $11.48 per share.
   In 1993, 190,492 shares were exercised at $5.05 per share and 152,679 shares were exercised at $9.19 per share.

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

   The Directors Plan initially provided that formula options would be exercisable in increments of 20% for the shares covered thereby on each of the first through fifth anniversaries of the grant. In October 1995, the Committee amended the vesting schedule for newly granted formula options to a period of three years instead of five years so as to conform to a director's period of election to the Board of Directors. This amendment will be submitted to stockholders for approval at the 1996
   Annual Meeting. Subject to stockholder approval, formula options granted subsequent to such amendment will be exercisable in increments of 33 1/3% for the shares covered thereby on each of the first through third anniversaries of the grant.

   On October 20, 1995, two directors were granted options to purchase 80,000 shares of Common Stock at a per share price of $6.81, which represents 50% of the per share fair market value at the date of grant. The discount from fair market value has been recorded as deferred compensation and is being amortized to earnings over the three year vesting period of the options. On May 12, 1993, a director was granted options to purchase 160,000 shares of Common Stock at a per share price of $8.25, which represents 100% of the per share fair market value at the date of grant. In 1995, options to purchase
   32,000 shares were exercised at $8.25. In 1994, options to purchase 32,000 shares and 48,000 shares were exercised at $8.25 and $1.26, respectively. In 1993, options to purchase 48,000 shares were exercised at $1.26 per share.

   In January 1996, the Committee adopted certain amendments to the Directors Plan, which allow for the granting of discretionary, non-formula based options.
   These amendments will be submitted to stockholders for approval at the 1996 Annual Meeting.

   All stock option plans and the employee stock purchase plan are administered by the Committee.

   Pursuant to the acquisition of McDATA, all options under McDATA's stock option plans which were outstanding and not exercisable as of the closing date were assumed by EMC. Upon exercise of such options, the holders will receive EMC Common Stock.

K. Litigation

    On June 10, 1993, Storage Technology Corporation
    ("STK") filed suit against EMC in the United States
    District Court for the District of Colorado alleging that EMC is infringing three patents. In the complaint, STK seeks injunctive relief, unspecified damages, including treble damages, plus attorney's fees and costs. On July 20, 1993, EMC answered the complaint, denied STK's allegations and counterclaimed.
    In the counterclaims, EMC seeks unspecified damages, attorney's fees, costs and interest. In a court hearing on October 12, 1994, STK's claims on two of the three patents were dismissed with prejudice. No trial date has been set in this proceeding.

    On September 23, 1994, EMC filed suit against STK in the United States District Court for Delaware alleging that STK is infringing one EMC patent. In the complaint, EMC seeks injunctive relief and unspecified damages, including treble damages, plus attorney's fees and costs. On October 12, 1994, STK answered the complaint, denied any infringement and counterclaimed. STK has subsequently filed an additional counterclaim. EMC has denied STK's allegations. Discovery on this case is currently in process. A trial is currently scheduled for October 1996.

    The Company is a party to other litigation which it considers routine and incidental to its business.
    Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

L. Risks and Uncertainties

    Off-Balance-Sheet Risk

    The Company enters into forward exchange and foreign currency option contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Company does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. To finance premiums paid on options, the Company may write offsetting options at exercise prices which limit but do not eliminate the effect of purchased options. The maximum amount of foreign currency contracts outstanding during 1995 and 1994 was $228,750,000 and $96,479,000, respectively. At December 30, 1995 and December 31, 1994, the Company had $202,031,000 and $89,691,000 of foreign exchange contracts outstanding, respectively, and $10,000,000 and $10,000,000 of foreign currency options, respectively.

    Concentrations of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, long-term investments and trade and notes receivable. The Company places its temporary cash investments and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The credit risk associated with trade receivables is minimal due to the large number of customers and their broad dispersion over many different industries and geographic areas. During 1995 and 1994, no single customer accounted for greater than 10% of the Company's revenues.

    Manufacturing Risks

    The Company's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing occur on the part of EMC or its suppliers, EMC may experience a rate of failure in its products that results in substantial repair or replacement costs and potential damage to EMC's reputation, any of which could have substantial adverse effects on EMC's operations and ultimately on its financial results.

    The Company purchases certain components and products, including high density DRAMS and disk drives, from suppliers who the Company believes are currently the only suppliers of those components or products that meet the Company's requirements. A failure by any such supplier to meet the Company's requirements for an extended period of time could cause the Company to lose some time-sensitive customer orders which could adversely affect quarterly revenues and earnings.

    Use of Accounting Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

M.  Segment Information

    The Company is active in primarily one business segment: designing, manufacturing and marketing high performance storage products. Information by geographic area is presented below with exports shown in their area of origin. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

    Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.
    (Amounts are in thousands.)

                             Europe,
                North/South  Middle East,   Asia                  Consolidated
                America      Africa         Pacific   Eliminations       Total

1995
Sales            $1,230,223   $567,303    $123,749      $    ---    $1,921,275
Transfers between
 areas              134,073    141,003          10      (275,086)          ---

Total sales       1,364,296    708,306     123,759      (275,086)    1,921,275
Income from
 operations         264,168    176,293       1,805        (6,487)      435,779
Identifiable assets at
 year end         1,669,928    144,081      77,923      (146,203)    1,745,729

1994
Sales              $871,048   $449,467     $56,977      $    ---    $1,377,492
Transfers between
 areas              123,587     61,577         110      (185,274)          ---

Total sales         994,635    511,044      57,087      (185,274)    1,377,492
Income (loss) from
 operations         155,544    196,658         (97)       (1,573)      350,532
Identifiable assets at
 year end         1,230,883    171,233      36,437      (121,053)    1,317,500


1993
Sales              $526,771   $251,363      $4,487      $    ---      $782,621
Transfers between
 areas              100,237     83,726         ---      (183,963)          ---

Total sales         627,008    335,089       4,487      (183,963)      782,621
Income (loss) from
 operations         107,512     70,324        (990)        3,582       180,428
Identifiable assets at
 year end           684,576    192,682       2,383       (49,995)      829,646


N. Selected Quarterly Financial Data (unaudited)
   (amounts in thousands except per share amounts)

Fiscal Year 1995                Q1 1995   Q2 1995   Q3 1995   Q4 1995

Net sales, service and rental  $448,116  $478,553  $475,460  $519,146
Gross profit                    230,008   246,791   235,183   206,417
Net income                       85,449    94,111    85,158    62,127
Net income per share,
(fully diluted)                   $0.35     $0.38     $0.35     $0.26

Fiscal Year 1994                Q1 1994   Q2 1994   Q3 1994   Q4 1994

Net sales, service and rental  $267,058  $308,116  $371,582  $430,736
Gross profit                    142,651   161,733   195,249   217,825
Net income                       48,840    54,569    69,395    77,864
Net income per share,
(fully diluted)                   $0.22     $0.24     $0.30     $0.34

The first three quarters of 1995 have been restated to reflect the acquisition of McDATA, accounted for as a pooling of interests.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 30, 1995. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)

1.   Financial Statements

     The financial statements listed in the accompanying
Index to Consolidated Financial Statements and Schedule on page 59 are filed as part of this report.

2.   Schedule

     The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 60 is filed as part of this report.

3.   Exhibits

     See Index to Exhibits pages 61 through 62 of this report.

     The exhibits are filed with or incorporated by reference in this report.

(b)  Reports on Form 8-K.


     On October 27, 1995, the registrant filed a report
(Date of Report: October 27, 1995) on Form 8-K reporting, under Item 5, a Plan of Merger and Agreement by and among the Company, EMC Merger Corporation 1995, a wholly-owned subsidiary of the Company, and McDATA Corporation.

     On December 19,1995, the registrant filed a report
(Date of Report: December 7, 1995) on Form 8-K reporting, under Item 5, the completion of the acquisition of McDATA
Corporation.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1996.


                              EMC CORPORATION

                              By:  /s/  Richard J. Egan
                                   Richard J. Egan
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated as of March 26, 1996.

Signature                          Title

/s/ Richard J. Egan                Chairman of the Board
Richard J. Egan                    (Principal Executive Officer) and Director


/s/ Michael C. Ruettgers           President and Chief Executive Officer
Michael C. Ruettgers               and Director


/s/ John R. Egan                   Executive Vice President Sales and
John R. Egan                       Marketing and Director


/s/ Colin G. Patteson              Vice President, Chief Financial
Colin G. Patteson                  Officer and Treasurer
                                   (Principal Financial Officer)

/s/ William J. Teuber, Jr.         Vice President and Controller
William J. Teuber, Jr.             (Principal Accounting Officer)


/s/ Michael J. Cronin              Director
Michael J. Cronin


/s/ John F. Cunningham             Director
John F. Cunningham


/s/ Maureen E. Egan                Director
Maureen E. Egan


/s/ W. Paul Fitzgerald             Director
W. Paul Fitzgerald


/s/ Joseph F. Oliveri              Director
Joseph F. Oliveri

              EMC CORPORATION AND SUBSIDIARIES
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
    COVERED BY REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


                                              Form 10-K


Consolidated Balance Sheets at
December 30, 1995 and  December 31, 1994      p. 29


Consolidated Statements of  Income
for the years ended December 30, 1995,
December 31, 1994, and January 1, 1994        p. 30


Consolidated Statements of Cash Flows
for the years ended December 30, 1995,
December 31, 1994, and January 1, 1994        p. 31


Consolidated Statements of Stockholders' Equity
for the years ended December 30, 1995,
December 31, 1994, and January 1, 1994        p. 32


Notes to Consolidated Financial Statements    p.p. 33 - 53


Report of Independent Accountants             p. 28

Schedule:                          Form 10-K



     Schedule II - Valuation       Page S-1
     and Qualifying Accounts

     Report of Independent
     Accountants on Financial
     Statement  Schedule           Page 28


Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

The exhibits listed below are filed with or incorporated by reference in this report.

3.1  Articles of Organization of EMC Corporation.1

3.2  Articles of Amendment filed February 26, 1986.1

3.3  Articles of Amendment filed April 2, 1986.1

3.4  Articles of Amendment filed May 13, 1987.2

3.5  Articles of Amendment filed June 19, 1992.3

3.6  Articles of Amendment filed May 12, 1993.4

3.7  Articles of Amendment filed November 12, 1993.5

3.8  Articles of Amendment filed May 10, 1995.6

3.9  By-laws of EMC Corporation, as amended on July 21, 1995.7

4.1  Form of Stock Certificate.8

4.2  Indenture, dated as of December 17, 1993 between EMC
     Corporation and State Street Bank and Trust Company, Trustee.9

4.3  Form of 41/4% Convertible Subordinated Note Due 2001.10

10.1 EMC Corporation 1985 Stock Option Plan, as amended.11

10.2 EMC Corporation 1989 Employee Stock Purchase Plan, as amended.11

10.3 EMC Corporation 1992 Stock Option Plan for Directors, as amended.11

10.4 EMC Corporation 1993 Stock Option Plan, as amended. 11

10.5 McDATA 1990 Class A Stock Option Plan (filed herewith).

10.6 McDATA 1990 Class B Stock Option Plan (filed herewith).

10.7 EMC Corporation Profit-Sharing Plan.1

10.7 Mortgage Agreement with and Note Payable to John Hancock Mutual Life Insurance Company.1

11.1 Computation of net income (loss) per share (filed herewith).

22.1 Subsidiaries of Registrant (filed herewith).

23.1 Consent of Independent Accountants dated March 26, 1996 (filed herewith).
____________________________________________________________

1    Incorporated herein by reference to the Company's
     Registration Statement on Form S-1 (No. 33-3656)

2    Incorporated herein by reference to the Company's
     Registration Statement on Form S-1 (No. 33-17218).

3    Incorporated herein from Annual Report on Form 10-K of
     EMC Corporation filed February 12, 1993.

4    Incorporated herein by reference to the Company's
     Registration Statement on Form S-1 (No. 33-67224).

5    Incorporated herein from Current Report on Form 8-K of
     EMC Corporation filed November 19, 1993.

6    Incorporated herein from Current Report on Form 8-K of
     EMC Corporation filed May 26, 1995.

7 Incorporated herein from Quarterly Report on Form 10-K of EMC Corporation filed August 11, 1995.

8    Incorporated herein from Annual Report on Form 10-K of
     EMC Corporation filed March 31, 1988.

9    Incorporated herein from Current Report on Form 8-K of
     EMC Corporation filed December 29, 1993.

10   Incorporated herein by reference to the Company's
     Registration Statement on Form S-3 (No. 33-71916).

11   Incorporated herein from Annual Report on Form 10-K of
     EMC Corporation filed March 29, 1995.

              EMC CORPORATION AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                    Balance at   Charged to   Charged to             Balance at
                    Beginning    Costs and    Other                  End of
Description         of Period    Expenses     Accounts  Deductions   Period

Year ended December
30, 1995
 Allowance for
 doubtful accounts  $6,272,000  $2,435,000     ---     $(1,645,000) $7,062,000


Year ended December
31, 1994
 Allowance for
 doubtful accounts  $5,262,000  $2,223,000     ---     $(1,213,000) $6,272,000


Year ended January
1, 1994
 Allowance for
 doubtful accounts  $2,915,000  $2,699,000     ---    $  (352,000)  $5,262,000

                            EMC CORPORATION
Exhibit 11.1  Computation of Primary and Fully Diluted Net Income Per Share

                                  1995            1994            1993
Primary
Net income (in thousands)     $326,845        $250,668        $127,122

Add back interest expense
on convertible notes             9,758           9,730             373

Less tax effect on interest
expense on convertible notes    (3,903)         (3,892)           (149)

Net income for purpose of
calculating primary net
income per share              $332,700        $256,506        $127,346

Weighted average shares
  outstanding during
  the period               225,314,314     193,969,252     180,204,169

Common equivalent shares    20,071,895      24,076,414      16,281,991

Common and common equivalent
 shares outstanding for purpose of
 calculating primary
 net income per share      245,386,209     218,045,666     196,486,160

Primary net income per share     $1.36           $1.18           $0.65
Fully Diluted

Net income (in thousands)     $326,845        $250,668        $127,122

Add back interest expense on
 convertible debentures
 and notes                      10,374          12,700           4,097

Less tax effect on interest
 expense on convertible
 debentures and notes           (4,150)         (5,080)         (1,601)

Net income for purpose of
 calculating fully diluted net
 income per share             $333,069        $258,288        $129,618

Common and common equivalent
 shares outstanding for purpose
 of calculating primary
 net income per share      245,386,209     218,045,666     196,486,160

Incremental shares to
 reflect full dilution       2,909,934      16,208,974      20,738,566

Total shares for purpose of
 calculating fully diluted
 net income per share      248,296,143     234,254,640     217,224,726

Fully diluted net income
per share (Note B)               $1.34           $1.10           $0.60

          EXHIBIT 22.1 - SUBSIDIARIES OF REGISTRANT


The following is a list of the Corporation's consolidated subsidiaries as of March 15, 1996. The Corporation owns, directly or indirectly, 100% of the voting securities of each subsidiary, unless noted otherwise and except for director's qualifying shares.

                                                  STATE OR
                                                  JURISDICTION OF
NAME                                              ORGANIZATION

Copernique S.A.                                   France

EMC Asset Acquisition Corporation                 Delaware

EMC (Benelux) B.V.                                Holland

EMC Caribe, Inc.                                  Delaware

EMC Computer Storage Systems (Israel) Ltd.        Israel

EMC Computer Systems AG                           Switzerland

EMC Computer Systems (Benelux) B.V.               Holland

EMC Computer Systems California, Inc.             Delaware

EMC Computer Systems (F.E.) Limited               Hong Kong

EMC Computer Systems France Sarl                  France

EMC Computer Systems Italy SPA                    Italy

EMC Computer Systems (S.A.) Pty. Ltd.             South Africa

EMC Computer Systems (South Asia) Pte. Ltd.       Singapore

EMC Computer Systems (U.K.) Limited               United Kingdom

EMC Computer-Systems AS                           Norway

EMC Computer-Systems A/S                          Denmark

EMC Computer-Systems Deutschland GMBH             Germany

EMC Computer-Systems Ireland Limited              Ireland

EMC Computer-Systems OY                           Finland

EMC Computer-Systems Svenska AB                   Sweden

EMC Foreign Sales Corporation (F.S.C.)            Barbados

EMC International Holdings, Inc.                  Delaware

EMC Japan K.K.*                                   Japan

EMC Securities Corporation                        Massachusetts

EMC System Peripherals Canada, Inc.               Canada

Epoch, Inc.                                       Delaware

Hankook EMC Computer Systems Choesik Hoesa        Korea

McDATA Asia Pacific Pte. Ltd.                     Singapore

McDATA Corporation                                Delaware

McDATA Europa GmbH                                Germany

McDATA International, Inc.                        U.S. Virgin Islands

McDATA UK Limited                                 United Kingdom

     EXHIBIT 23.1 -  CONSENT OF INDEPENDENT ACCOUNTANTS




     We consent to the incorporation by reference in the Registration Statements of EMC Corporation on Form S-8 (File Nos. 33-71262, 33-71598, 33-63665 and 333-1375) of our
reports dated January 25, 1996, on our audits of the consolidated financial statements and financial statement schedule of EMC Corporation as of December 30, 1995 and December 31, 1994 and for the years ended December 30, 1995, December 31, 1994, and January 1, 1994, which reports are included in this Annual Report on Form 10-K.





                              COOPERS & LYBRAND L.L.P


Boston, Massachusetts
March 26, 1996

EXHIBIT 10.5

                       McDATA CORPORATION
                 1990 CLASS A STOCK OPTION PLAN

             (As approved by the Board of Directors
                      on August 28, 1990,
                   and by the Stockholders on
                       November 16, 1990)


          Purpose

          The McDATA Corporation 1990 Class A
          Stock Option Plan ("Plan") provides for the grant of Stock Options to Employees of McDATA Corporation (the "Company"), and such of its subsidiaries (as defined in Section 425(f) of the Internal Revenue Code of 1986 (the "Code")) as the Board of Directors of the Company (the "Board") shall from time to time designate ("Participating Subsidiaries"), in order to advance the interests of the Company and its Participating Subsidiaries through the motivation, attraction and retention of their respective Employees.


          Incentive Stock Options and Non-Incentive
          Stock Options

          The Stock Options granted under the Plan may be either:

               Incentive Stock Options ("ISOs") which are intended to be "Incentive Stock Options" as that term is defined in Section 422A of the Code; or

               Nonstatutory Stock Options ("NSOs") which are intended to be options that do not qualify as "Incentive Stock Options" under Section 422A of the Code.

          All Stock Options shall be ISOs unless the Option Agreement clearly designates the Stock Options granted thereunder, or a specified portion thereof, as NSOs or unless the stockholders of the Company do not approve the Plan within twelve months after the Plan is adopted by the Board. If the Plan is not approved by the stockholders of the Company within twelve months after the Plan is adopted by the Board, any ISO granted under the Plan shall be treated as an NSO as of the original date of grant, but all other terms and conditions of such Stock Options shall continue in effect. Subject to the other provisions of the Plan, a Participant may receive ISOs and NSOs at the same time, provided that the ISOs and NSOs are clearly designated as such.

          Except as otherwise expressly provided
          herein, all of the provisions and requirements of the Plan relating to Stock Options shall apply to ISOs and NSOs.



III.      Administration

                    Committee.  The Plan shall be
                 administered by a committee ("Committee") composed of at least two members of the Board of Directors. The Board of Directors may reserve to itself any of the authority granted to the Committee as set forth herein, and it may perform and discharge all of the functions and responsibilities of the Committee at any time that a duly constituted Committee is not appointed and serving. All references in this Plan to the "Committee" shall be deemed to refer to the Board of Directors whenever the Board is discharging the powers and responsibilities of the Committee. The Committee or the Board, as the case may be, shall have full authority to administer the Plan, including authority to interpret and construe any provision of the Plan and any Stock Option granted thereunder, and to adopt such rules and regulations for administering the Plan as it may deem necessary in order to comply with the requirements of the Code or in order that Stock Options that are intended to be ISOs will be classified as incentive stock options under the Code, or in order to conform to any regulation or to any change in any law or regulation applicable thereto. The Committee or the Board may delegate any of its responsibilities under the Plan, other than its responsibility to grant Stock Options or to interpret and construe the Plan.

                    Actions of Committee.  All actions taken
                 and all interpretations and determinations made by the Committee in good faith (including determinations of Fair Market Value) shall be final and binding upon all Participants, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan, and all members of the Committee shall, in addition to their rights as directors, be fully protected by the Company with respect to any such action, determination or interpretation.



               Definitions

                    "Stock Option." A Stock Option is the
                 right granted under the Plan to an Employee to purchase, at such time or times and at such price or prices ("Option Price") as are determined by the Committee, the number of shares of Common Stock determined by the Committee.

                    "Common Stock." A share of Common Stock
                 means a share of authorized but unissued or reacquired Class A Common Stock (par value
                 $.001 per share) of the Company.

                    "Fair Market Value." If the Common Stock
                 is not traded publicly, the Fair Market
                 Value of a share of Common Stock on any
                 date shall be determined, in good faith, by the Board or the Committee after such consultation with outside legal, accounting and other experts as the Board or the Committee may deem advisable, and the Board or the Committee shall maintain a written record of its method of determining such value. If the Common Stock is traded publicly, the Fair Market Value of a share of Common Stock on any date shall be the average of the representative closing bid and asked prices, as quoted by the National Association of Securities Dealers through NASDAQ (its automated system for reporting quotes), for the date in question or, if the Common Stock is listed on the NASDAQ National Market System or is listed on a national stock exchange, the officially quoted closing price on NASDAQ or such exchange, as the case may be, on the date in question.

                    "Employee".  An Employee is an employee
                 of the Company or any Participating
                 Subsidiary.

                    "Participant".  A Participant is an
                 Employee to whom a Stock Option is granted.



               Eligibility and Participation

               Grants of Stock Options under this Plan may be made to Employees who are, at the time of grant, holders of Class A Common Stock or of options to acquire Class A Common Stock of the Company. Any Director of the Company or of a Participating Subsidiary who is also an Employee shall also be eligible to receive Stock Options, but Directors who are not Employees shall not be eligible to receive Stock Options under the Plan.

               The Committee shall from time to time
          determine the Employees to whom Stock Options shall be granted, the number of shares of Common Stock subject to each Stock Option to be granted to each such Employee, the Option Price of such Stock Options, all as provided in this Plan. The Option Price of any ISO shall be not less than the Fair Market Value of a share of Common Stock on the date on which the Stock Option is granted.
          The Option Price of an NSO shall not be less than 50% of the Fair Market Value of a share of Common Stock on the date the NSO is granted. If an ISO is granted to an Employee who then owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, the Option Price of such ISO shall be at least 110% of the Fair Market Value of the Common Stock subject to the ISO at the time such ISO is granted, and such ISO shall not be exercisable after five years after the date on which it was granted. Each Stock Option shall be evidenced by a written agreement ("Option Agreement") containing such terms and provisions as the Committee may determine, subject to the provisions of this Plan.



               Shares of Common Stock Subject to the Plan

                    Maximum Number.  The maximum aggregate
                 number of shares of Common Stock that may be made subject to stock options under this Plan shall be 3,000,000 shares; provided that such number of shares shall be reduced by the number of shares subject to outstanding options under the Company's 1982 Incentive Stock Option Plan. To the extent that if the aggregate Fair Market Value (determined as of the time a Stock Option is granted) of the Common Stock subject to a Stock Option that first becomes exercisable in a particular calendar year exceeds $100,000, the Stock Option shall be treated as an NSO with respect to the portion of such shares having a Fair Market Value in excess of $100,000. If any shares of Common Stock subject to Stock Options are not purchased or otherwise paid for before such Stock Options expire, such shares may again be made subject to Stock Options.

                    Capital Changes.  In the event any
                 changes are made to the outstanding shares of Common Stock (whether by reason of merger, consolidation, reorganization, recapitalization, stock dividend in excess of ten percent (10%) at any single time, stock split, combination of shares, exchange of shares, change in corporate structure or otherwise), appropriate adjustments shall be made in: (i) the number of shares of Common Stock theretofore made subject to Stock Options, and in the purchase price of said shares; and (ii) the aggregate number of shares which may be made subject to Stock Options. If any of the foregoing adjustments shall result in a fractional share, the fraction shall be disregarded, and the Company shall have no obligation to make any cash or other payment with respect to such a fractional share.



          VII.   Exercise of Stock Options

                    Time of Exercise.  Subject to the
                 provisions of the Plan, the Committee, in its discretion, shall determine the time when a Stock Option, or a portion of a Stock Option, shall become exercisable, and the time when a Stock Option, or a portion of a Stock Option, shall expire. Such time or times shall be set forth in the Option Agreement evidencing such Stock Option. Unless otherwise determined by the Committee, a Stock Option shall become exercisable in four equal installments on the first four anniversaries of the date of grant. A Stock Option shall expire, to the extent not exercised, no later than the tenth anniversary of the date on which it was granted. The Committee may accelerate the vesting of any Participant's Stock Option by giving written notice to the Participant. Upon receipt of such notice, the Participant and the Company shall amend the Option Agreement to reflect the new vesting schedule. Unless otherwise determined by the Committee, the acceleration of the exercise period of a Stock Option shall not affect the expiration date of that Stock Option.

                    Exchange of Outstanding Stock.  The
                 Committee, in its sole discretion, may
                 permit a Participant to surrender to the Company shares of the Common Stock previously acquired by the Participant as part of full payment for the exercise of a Stock Option. Such surrendered shares shall be valued at their Fair Market Value on the date of exercise. Unless otherwise determined by the Committee, any such shares surrendered by the Participant shall have been held by him for at least six months prior to surrender.

                    Stock Restriction Agreement.  The
                 Committee may provide that shares of Common
                 Stock issuable upon the exercise of a Stock
                 Option shall, under certain conditions, be subject to restrictions whereby the Company has a right of first refusal with respect to such shares or a right or obligation to repurchase all or a portion of such shares, which restrictions may survive a Participant's term of employment with the Company. The acceleration of the time or times at which the Stock Option becomes exercisable may be conditioned upon the Participant's agreement to such restrictions.

                    Termination of Employment Before
                 Exercise. If a Participant's employment with the Company or a Participating Subsidiary shall terminate for any reason other than the Participant's disability, any Stock Option then held by the Participant, to the extent then exercisable under the applicable Option Agreement(s), shall remain exercisable after the termination of his employment for a period of three months. If the Participant's employment is terminated because the Participant is disabled within the meaning of Section 22(e)(3) of the Code, any Stock Option then held by the Participant, to the extent then exercisable under the applicable Option Agreement(s), shall remain exercisable after the termination of his employment for a period of twelve months (but in no event beyond ten years from the date of grant of the Stock Option). If the Stock Option is not exercised during the applicable period, it shall be deemed to have been forfeited and of no further force or effect.

                    Disposition of Forfeited Stock Options.
                 Any shares of Common Stock subject to Stock
                 Options forfeited by a Participant shall not thereafter be eligible for purchase by the Participant but may be made subject to Stock Options granted to other Participants.



          No Contract of Employment

               Nothing in this Plan shall confer upon the Participant the right to continue in the employ of the Company, or any Participating Subsidiary, nor shall it interfere in any way with the right of the Company, or any such Participating Subsidiary, to discharge the Participant at any time for any reason whatsoever, with or without cause. Nothing in this Article VIII shall affect any rights or obligations of the Company or any Participant under any written contract of employment.



               No Rights as a Stockholder

          A Participant shall have no rights as a
          stockholder with respect to any shares of Common Stock subject to a Stock Option. Except as provided in Section 6.2, no adjustment shall be made in the number of shares of Common Stock issued to a Participant, or in any other rights of the Participant upon exercise of a Stock Option by reason of any dividend, distribution or other right granted to stockholders for which the record date is prior to the date of exercise of the Participant's Stock Option.


          Assignability

               No Stock Option granted under this Plan, nor any other rights acquired by a Participant under this Plan, shall be assignable or transferable by a Participant, other than by will or the laws of descent and distribution, and are exercisable, during his lifetime, only by him. Notwithstanding the preceding sentence, the Committee may, in its sole discretion, permit the assignment or transfer of an NSO and the exercise thereof by a person other than a Participant, on such terms and conditions as the Committee in its sole discretion may determine. Any such terms shall be determined at the time the NSO is granted, and shall be set forth in the Option Agreement. In the event of his death, the Stock Option may be exercised by the Personal Representative of the Participant's estate or, if no Personal Representative has been appointed, by the successor or successors in interest determined under the Participant's will or under the applicable laws of descent and distribution.



          Amendment

          The Board may from time to time alter,
          amend, suspend or discontinue the Plan, including, where applicable, any modifications or amendments as it shall deem advisable in order that ISOs will be classified as incentive stock options under the Code, or in order to conform to any regulation or to any change in any law or regulation applicable thereto; provided, however, that no such action shall adversely affect the rights and obligations with respect to Stock Options at any time outstanding under the Plan.



XII.      Registration of Optioned Shares

               The Stock Options shall not be exercisable unless the purchase of such optioned shares is pursuant to an applicable effective registration statement under the Securities Act of 1933, as amended, or unless, in the opinion of counsel to the Company, the proposed purchase of such optioned shares would be exempt from the registration requirements of the Securities Act of 1933, as amended, and from the registration or qualification requirements of applicable state securities laws.



     Withholding Taxes

               The Company or Participating Subsidiary may take such steps as it may deem necessary or appropriate for the withholding of any taxes which the Company or the Participating Subsidiary is required by any law or regulation or any governmental authority, whether federal, state or local, domestic or foreign, to withhold in connection with any Stock Option, including, but not limited to, the withholding of all or any portion of any issuance of shares of Common Stock upon the exercise of any Stock Option until the Participant reimburses the Company or Participating Subsidiary for the amount the Company or Participating Subsidiary is required to withhold with respect to such taxes, or cancelling any portion of such issuance in an amount sufficient to reimburse itself for the amount it is required to so withhold.



          Brokerage Arrangements

                 The Committee, in its discretion, may enter into arrangements with one or more banks, brokers or other financial institutions to facilitate the disposition of shares acquired upon exercise of Stock Options, including, without limitation, arrangements for the simultaneous exercise of Stock Options and sale of the shares acquired upon such exercise.



          Nonexclusivity of the Plan

          Neither the adoption of the Plan by the
          Board nor the submission of the Plan to
          stockholders of the Company for approval shall be construed as creating any limitations on the power or authority of the Board to adopt such other or additional incentive or other compensation arrangements of whatever nature as the Board may deem necessary or desirable or preclude or limit the continuation of any other plan, practice or arrangement for the payment of compensation or fringe benefits to employees generally, or to any class or group of employees, which the Company or any Subsidiary now has lawfully put into effect, including, without limitation, any retirement, pension, savings and stock purchase plan, insurance, death and disability benefits and executive short-term incentive plans.



XVI.      Effective Date

               This Plan was adopted by the Board of
          Directors and became effective on August 28, 1990, and was approved by the Company's stockholders on November 16, 1990. No Stock Options shall be granted subsequent to ten years after the effective date of the Plan. Stock Options outstanding subsequent to ten years after the effective date of the Plan shall continue to be governed by the provisions of the Plan.

EXHIBIT 10.6

                    McDATA CORPORATION
              1990 CLASS B STOCK OPTION PLAN

           (As approved by the Board of Directors
                on July 27, 1990, and by the
             Stockholders on November 16, 1990)


          Purpose

               The McDATA Corporation 1990 Class B Stock
          Option Plan ("Plan") provides for the grant of Stock Options to Employees of McDATA Corporation
          (the "Company"), and such of its subsidiaries (as defined in Section 425(f) of the Internal Revenue
          Code of 1986 (the "Code")) as the Board of
          Directors of the Company (the "Board") shall from time to time designate ("Participating
          Subsidiaries"), in order to advance the interests of the Company and its Participating Subsidiaries through the motivation, attraction and retention of their respective Employees.


          Incentive Stock Options and Non-Incentive Stock
          Options

          The Stock Options granted under the Plan may be either:

               Incentive Stock Options ("ISOs") which are intended to be "Incentive Stock Options" as that term is defined in Section 422A of the Code; or

               Nonstatutory Stock Options ("NSOs") which are intended to be options that do not qualify as "Incentive Stock Options" under Section 422A of the Code.

               All Stock Options shall be ISOs unless the Option Agreement clearly designates the Stock Options granted thereunder, or a specified portion thereof, as NSOs or unless the stockholders of the Company do not approve the Plan within twelve months after the Plan is adopted by the Board. If the Plan is not approved by the stockholders of the Company within twelve months after the Plan is adopted by the Board, any ISO granted under the Plan shall be treated as an NSO as of the original date of grant, but all other terms and conditions of such Stock Options shall continue in effect. Subject to the other provisions of the Plan, a Participant may receive ISOs and NSOs at the same time, provided that the ISOs and NSOs are clearly designated as such.

               Except as otherwise expressly provided
          herein, all of the provisions and requirements of the Plan relating to Stock Options shall apply to ISOs and NSOs.


          Administration

               Committee. The Plan shall be administered by a committee ("Committee") composed of at least two members of the Board of Directors. The Board of Directors may reserve to itself any of the authority granted to the Committee as set forth herein, and it may perform and discharge all of the functions and responsibilities of the Committee at any time that a duly constituted Committee is not appointed and serving. All references in this Plan to the "Committee" shall be deemed to refer to the Board of Directors whenever the Board is discharging the powers and responsibilities of the Committee. The Committee or the Board, as the case may be, shall have full authority to administer the Plan, including authority to interpret and construe any provision of the Plan and any Stock Option granted thereunder, and to adopt such rules and regulations for administering the Plan as it may deem necessary in order to comply with the requirements of the Code or in order that Stock Options that are intended to be ISOs will be classified as incentive stock options under the Code, or in order to conform to any regulation or to any change in any law or regulation applicable thereto.
               The Committee or the Board may delegate any of its responsibilities under the Plan, other than its responsibility to grant Stock
               Options or to interpret and construe the Plan.

               Actions of Committee. All actions taken and all interpretations and determinations made by the Committee in good faith (including determinations of Fair Market Value) shall be final and binding upon all Participants, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan, and all members of the Committee shall, in addition to their rights as directors, be fully protected by the Company with respect to any such action, determination or interpretation.


          Definitions

               "Stock Option." A Stock Option is the right granted under the Plan to an Employee to purchase, at such time or times and at such price or prices ("Option Price") as are determined by the Committee, the number of shares of Common Stock determined by the Committee.

               "Common Stock." A share of Common Stock means a share of authorized but unissued or reacquired Class B Common Stock (par value
               $.001 per share) of the Company.

               "Fair Market Value." If the Common Stock is not traded publicly, the Fair Market Value of a share of Common Stock on any date shall be determined, in good faith, by the Board or the Committee after such consultation with outside legal, accounting and other experts as the Board or the Committee may deem advisable, and the Board or the Committee shall maintain a written record of its method of determining such value. If the Common Stock is traded publicly, the Fair Market Value of a share of Common Stock on any date shall be the average of the representative closing bid and asked prices, as quoted by the National Association of Securities Dealers through NASDAQ (its automated system for reporting quotes), for the date in question or, if the Common Stock is listed on the NASDAQ National Market System or is listed on a national stock exchange, the officially quoted closing price on NASDAQ or such exchange, as the case may be, on the date in question.

               "Employee". An Employee is an employee of the Company or any Participating Subsidiary.

               "Participant". A Participant is an Employee to whom a Stock Option is granted.


          Eligibility and Participation

               Grants of Stock Options may be made to
          Employees of the Company or any Participating Subsidiary. Any Director of the Company or of a Participating Subsidiary who is also an Employee shall also be eligible to receive Stock Options, but Directors who are not Employees shall not be eligible to receive Stock Options under the Plan. The Committee shall from time to time determine the Employees to whom Stock Options shall be granted, the number of shares of Common Stock subject to each Stock Option to be granted to each such Employee, the Option Price of such Stock Options, all as provided in this Plan. The Option Price of any ISO shall be not less than the Fair Market Value of a share of Common Stock on the date on which the Stock Option is granted. The Option Price of an NSO shall not be less than 50% of the Fair Market Value of a share of Common Stock on the date the NSO is granted. If an ISO is granted to an Employee who then owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, the Option Price of such ISO shall be at least 110% of the Fair Market Value of the Common Stock subject to the ISO at the time such ISO is granted, and such ISO shall not be exercisable after five years after the date on which it was granted. Each Stock Option shall be evidenced by a written agreement ("Option Agreement") containing such terms and provisions as the Committee may determine, subject to the provisions of this Plan.


          Shares of Common Stock Subject to the Plan

               Maximum Number.  The maximum aggregate
               number of shares of Common Stock that may be made subject to stock options under this Plan shall be 1,500,000 shares; provided that such number of shares shall be reduced by the number of shares subject to outstanding options under the Company's 1988 Incentive Stock Option Plan and Director Stock Option Plan, and by the number of shares issued under the Company's Employee Stock Purchase Plan and 401(k) Plan. To the extent that if the aggregate Fair Market Value (determined as of the time a Stock Option is granted) of the Common Stock subject to a Stock Option that first becomes exercisable in a particular calendar year exceeds $100,000, the Stock Option shall be treated as an NSO with respect to the portion of such shares having a Fair Market Value in excess of $100,000. If any shares of Common Stock subject to Stock Options are not purchased or otherwise paid for before such Stock Options expire, such shares may again be made subject to Stock Options.

               Capital Changes. In the event any changes are made to the outstanding shares of Common Stock (whether by reason of merger, consolidation, reorganization, recapitalization, stock dividend in excess of ten percent (10%) at any single time, stock split, combination of shares, exchange of shares, change in corporate structure or otherwise), appropriate adjustments shall be made in: (i) the number of shares of Common Stock theretofore made subject to Stock Options, and in the purchase price of said shares; and (ii) the aggregate number of shares which may be made subject to Stock Options. If any of the foregoing adjustments shall result in a fractional share, the fraction shall be disregarded, and the Company shall have no obligation to make any cash or other payment with respect to such a fractional share. VII. Exercise of Stock Options


     Exercise of Stock Options

               Time to Exercise. Subject to the provisions of the Plan, the Committee, in its discretion, shall determine the time when a Stock Option, or a portion of a Stock Option, shall become exercisable, and the time when a Stock Option, or a portion of a Stock Option, shall expire. Such time or times shall be set forth in the Option Agreement evidencing such Stock Option. Unless otherwise determined by the Committee, a Stock Option shall become exercisable in four equal installments on the first four anniversaries of the date of grant. A Stock Option shall expire, to the extent not exercised, no later than the tenth anniversary of the date on which it was granted. The Committee may accelerate the vesting of any Participant's Stock Option by giving written notice to the Participant. Upon receipt of such notice, the Participant and the Company shall amend the Option Agreement to reflect the new vesting schedule. Unless otherwise determined by the Committee, the acceleration of the exercise period of a Stock Option shall not affect the expiration date of that Stock Option.

               Exchange of Outstanding Stock.  The
               Committee, in its sole discretion, may permit a Participant to surrender to the Company shares of the Common Stock previously acquired by the Participant as part of full payment for the exercise of a Stock Option. Such surrendered shares shall be valued at their Fair Market Value on the date of exercise. Unless otherwise determined by the Committee, any such shares surrendered by the Participant shall have been held by him for at least six months prior to surrender.

               Stock Restriction Agreement. The Committee may provide that shares of Common Stock issuable upon the exercise of a Stock Option shall, under certain conditions, be subject to restrictions whereby the Company has a right of first refusal with respect to such shares or a right or obligation to repurchase all or a portion of such shares, which restrictions may survive a Participant's term of employment with the Company. The acceleration of the time or times at which the Stock Option becomes exercisable may be conditioned upon the Participant's agreement to such restrictions.

               Termination of Employment Before Exercise.
               If a Participant's employment with the
               Company or a Participating Subsidiary shall terminate for any reason other than the Participant's disability, any Stock Option then held by the Participant, to the extent then exercisable under the applicable Option Agreements), shall remain exercisable after the termination of his employment for a period of three months. If the Participant's employment is terminated because the Participant is disabled within the meaning of
               Section 22(e)(3) of the Code, any Stock
               Option then held by the Participant, to the extent then exercisable under the applicable Option Agreement(s), shall remain exercisable after the termination of his employment for a period of twelve months (but in no event beyond ten years from the date of grant of the Stock Option). If the Stock Option is not exercised during the applicable period, it shall be deemed to have been forfeited and of no further force or effect.

               Disposition of Forfeited Stock Options. Any shares of Common Stock subject to Stock
               Options forfeited by a Participant shall not thereafter be eligible for purchase by the Participant but may be made subject to Stock
               Options granted to other Participants.


          No Contract of Employment

               Nothing in this Plan shall confer upon the Participant the right to continue in the employ of the Company, or any Participating Subsidiary, nor shall it interfere in any way with the right of the Company, or any such Participating Subsidiary, to discharge the Participant at any time for any reason whatsoever, with or without cause. Nothing in this Article VIII shall affect any rights or obligations of the Company or any Participant under any written contract of employment.


          No Rights as a Stockholder

               A Participant shall have no rights as a
          stockholder with respect to any shares of Common Stock subject to a Stock Option. Except as provided in Section 6.2, no adjustment shall be made in the number of shares of Common Stock issued to a Participant, or in any other rights of the Participant upon exercise of a Stock Option by reason of any dividend, distribution or other right granted to stockholders for which the record date is prior to the date of exercise of the Participant's Stock Option.


          Assignability

               No Stock Option granted under this Plan, nor any other rights acquired by a Participant under this Plan, shall be assignable or transferable by a Participant, other than by will or the laws of descent and distribution, and are exercisable, during his lifetime, only by him. Notwithstanding the preceding sentence, the Committee may, in its sole discretion, permit the assignment or transfer of an NSO and the exercise thereof by a person other than a Participant, on such terms and conditions as the Committee in its sole discretion may determine. Any such terms shall be determined at the time the NSO is granted, and shall be set forth in the Option Agreement. In the event of his death, the Stock Option may be exercised by the Personal Representative of the Participant's estate or, if no Personal Representative has been appointed, by the successor or successors in interest determined under the Participant's will or under the applicable laws of descent and distribution.


          Amendment

               The Board may from time to time alter, amend, suspend or discontinue the Plan, including, where applicable, any modifications or amendments as it shall deem advisable in order that ISOs will be classified as incentive stock options under the Code, or in order to conform to any regulation or to any change in any law or regulation applicable thereto; provided, however, that no such action shall adversely affect the rights and obligations with respect to Stock Options at any time outstanding under the Plan.


          Registration of Optioned Shares

               The Stock Options shall not be exercisable unless the purchase of such optioned shares is pursuant to an applicable effective registration statement under the Securities Act of 1933, as amended, or unless, in the opinion of counsel to the Company, the proposed purchase of such optioned shares would be exempt from the registration requirements of the Securities Act of 1933, as amended, and from the registration or qualification requirements of applicable state securities laws.


          Withholding Taxes

               The Company or Participating Subsidiary may take such steps as it may deem necessary or appropriate for the withholding of any taxes which the Company or the Participating Subsidiary is required by any law or regulation or any governmental authority, whether federal, state or local, domestic or foreign, to withhold in connection with any Stock Option, including, but not limited to, the withholding of all or any portion of any issuance of shares of Common Stock upon the exercise of any Stock Option until the Participant reimburses the Company or Participating Subsidiary for the amount the Company or Participating Subsidiary is required to withhold with respect to such taxes, or cancelling any portion of such issuance in an amount sufficient to reimburse itself for the amount it is required to so withhold.


          Brokerage Arrangements

               The Committee, in its discretion, may enter into arrangements with one or more banks, brokers or other financial institutions to facilitate the disposition of shares acquired upon exercise of Stock Options, including, without limitation, arrangements for the simultaneous exercise of Stock Options and sale of the shares acquired upon such exercise.


          Nonexclusivity of the Plan

               Neither the adoption of the Plan by the Board nor the submission of the Plan to stockholders of the Company for approval shall be construed as creating any limitations on the power or authority of the Board to adopt such other or additional incentive or other compensation arrangements of whatever nature as the Board may deem necessary or desirable or preclude or limit the continuation of any other plan, practice or arrangement for the payment of compensation or fringe benefits to employees generally, or to any class or group of employees, which the Company or any Subsidiary now has lawfully put into effect, including, without limitation, any retirement, pension, savings and stock purchase plan, insurance, death and disability benefits and executive short-term incentive plans.


          Effective Date

               This Plan was adopted by the Board of
          Directors and became effective on July 27, 1990, and was approved by the Company's stockholders on November 16, 1990. No Stock Options shall be granted subsequent to ten years after the effective date of the Plan. Stock Options outstanding subsequent to ten years after the effective date of the Plan shall continue to be governed by the provisions of the Plan.

_______________________________
* Majority owned by EMC Corporation, the remainder owned by CLC Corporation.