Form 10-Q
period 1996-03-30
EMC CORP
filed 1996-05-10
CIK 790070

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     March 30, 1996      Commission File Number  1-9853
                          ---------------                              ------

                                EMC CORPORATION
    --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                04-2680009
- -------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
organization or incorporation)

                                171 South Street
                      Hopkinton, Massachusetts  01748-9103
- --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                 YES  X                       NO ________
                      -

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share       230,747,504
- -------------------------------------------------------------------------------
         Class                        Outstanding as of March 30, 1996

                                      -2-
                                EMC CORPORATION



                                                                  Page No.

Part I - Financial Information

       Consolidated Balance Sheets
         March 30, 1996 and December 30, 1995..............          3

       Consolidated Statements of Operations
         for the Three Months Ended
         March 30, 1996 and April 1, 1995..................          4

       Consolidated Statements of Cash Flows
         for the Three Months Ended March 30, 1996
         and April 1, 1995.................................          5

       Notes to Interim Consolidated Financial Statements..          6 - 8

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....          9 - 12

Part II - Other Information................................          13

Signatures.................................................          14

Exhibit Index..............................................          15

                                      -3-
                                EMC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except share amounts)


                                                                           March 30,   December 30,
ASSETS                                                                       1996          1995
                                                                          -----------  -------------
Current assets:
 Cash and cash equivalents                                                $  478,759     $  379,628
 Trade and notes receivable less allowance for doubtful
  accounts of $7,415 and $7,062, respectively                                507,876        550,473
 Inventories                                                                 316,995        330,160
 Deferred income taxes                                                        35,284         44,061
 Other assets                                                                 19,234         14,633
                                                                          ----------     ----------
Total current assets                                                       1,358,148      1,318,955

Long-term investments                                                        127,382        125,276
Notes receivable, net                                                         25,110         26,497
Property, plant and equipment, net                                           234,244        218,901
Deferred income taxes                                                          9,082          9,200
Intangible assets, net                                                        59,799         20,078
Other assets, net                                                             38,695         26,822
                                                                          ----------     ----------
   Total assets                                                           $1,852,460     $1,745,729
                                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term obligations               $    5,833     $      915
 Accounts payable                                                            126,060        111,721
 Accrued expenses                                                            107,665        130,596
 Income taxes payable                                                        106,546        107,717
 Deferred revenue                                                              9,995          8,411
                                                                          ----------     ----------
Total current liabilities                                                    356,099        359,360

Deferred revenue                                                               2,089            223
Long-term obligations:
 4  1/4% convertible subordinated notes due 2001                             229,598        229,598
 Notes payable and capital lease obligations                                  44,136         16,247
                                                                          ----------     ----------
Total liabilities                                                            631,922        605,428
                                                                          ----------     ----------

Stockholders' equity:
 Series Preferred Stock, par value $.01; authorized 25,000,000 shares            ---            ---
 Common Stock, par value $.01; authorized 500,000,000 shares;
   issued 233,527,568 and 232,517,845, in 1996 and 1995, respectively          2,337          2,325
 Additional paid-in capital                                                  350,028        350,989
 Deferred compensation                                                        (1,813)        (2,140)
 Retained earnings                                                           871,144        786,599
 Cumulative translation adjustment                                             2,811          3,766
 Treasury stock, at cost, 2,780,064 and 2,646,453 shares, respectively        (3,969)        (1,238)
                                                                          ----------     ----------
Total stockholders' equity                                                 1,220,538      1,140,301
                                                                          ----------     ----------

   Total liabilities and stockholders' equity                             $1,852,460     $1,745,729
                                                                          ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                       -4-
                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands except per share amounts)
                                  (unaudited)


                                           For the Three Months Ended
                                          ----------------------------
                                            March 30,       April 1,
                                          --------------  ------------
                                               1996           1995
                                          --------------  ------------

Revenues:

  Net sales                                    $509,184      $437,958
  Service and rental                             12,303        10,158
                                               --------      --------
                                                521,487       448,116
Costs and expenses:

  Cost of sales and service                     293,164       218,108
  Research and development                       35,318        39,940
  Selling, general and
      administrative                             81,763        71,791
                                               --------      --------

Operating income                                111,242       118,277

Investment income                                 6,325         6,560
Interest expense                                 (3,059)       (3,509)
Other income / (expense), net                       207           556
                                               --------      --------

Income before taxes                             114,715       121,884

Income tax provision                             30,170        36,435
                                               --------      --------

Net income                                     $ 84,545      $ 85,449
                                               ========      ========

Net income per weighted average share,
  primary                                         $0.35         $0.37
                                               ========      ========

Net income per weighted average share,
  fully diluted                                   $0.35         $0.35
                                               ========      ========

Weighted average number of common
shares outstanding, primary                     248,539       235,080

Weighted average number of common
shares outstanding, fully diluted               248,879       247,423


       The accompanying notes are an integral part of the consolidated financial statements.

                                      -5-
                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                     For the Three Months Ended
                                                     --------------------------
                                                         March 30,  April 1,
                                                           1996       1995
                                                         --------   --------
Cash flows from operating activities:
 Net income                                              $ 84,545   $ 85,449
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           16,414     12,500
   Deferred income taxes                                    8,895         --
   Net loss on disposal of property and equipment              76         --

   Changes in assets and liabilities:
    Trade and notes receivable                             44,025     (5,588)
    Inventories                                            13,181    (39,646)
    Other assets                                          (18,966)   (14,241)
    Accounts payable                                       14,348    (45,758)
    Accrued expenses                                      (24,953)   (12,372)
    Income taxes payable                                   (1,171)    32,231
    Deferred revenue                                        3,450      2,118
                                                         --------   --------

      Net cash provided by operating activities           139,844     14,693
                                                         --------   --------

Cash flows from investing activities:
 Additions to property and equipment                      (29,739)   (25,597)
 Purchase of patents                                       (5,000)        --
 Proceeds from disposal of property and equipment             681         --
 Net (purchase)/maturity of long-term investments          (2,106)    18,708
                                                         --------   --------

      Net cash used by investing activities               (36,164)    (6,889)
                                                         --------   --------

Cash flows from financing activities:
 Issuance of common stock                                   6,942      2,107
 Repurchase of shares for treasury                        (10,295)        --
 Payment of long-term and short-term obligations             (193)   (11,646)
 Issuance of long-term and short-term obligations              --        247
                                                         --------   --------

      Net cash used by financing activities                (3,546)    (9,292)
                                                         --------   --------

Effect of exchange rate changes on cash                    (1,003)       (42)

Net increase/(decrease) in cash and cash equivalents      100,134     (1,488)

Cash and cash equivalents at beginning of period          379,628    249,830
                                                         --------   --------

Cash and cash equivalents at end of period               $478,759   $248,300
                                                         ========   ========

Non-cash activity - conversion of debentures                   --   $ 39,536
     - patents acquired by notes and other payables      $ 35,000         --


   The accompanying notes are an integral part of the consolidated financial statements.

                                      -6-
                                EMC CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------

Company
- -------
EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware, software and service products for the mainframe, open systems and network computer storage markets worldwide. These products are sold as storage solutions for customers utilizing a variety of computer system platforms, including, but not limited to, International Business Machines Corporation ("IBM") and IBM-compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company, NCR Corporation and other open systems platforms.

Accounting
- ----------
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 30, 1996 and April 1, 1995.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 30, 1995, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1996.


2.  Inventory
    ---------
                           March 30, 1996    December 30, 1995
                           --------------    -----------------
Inventories consist of:
   Purchased parts           $  9,731,000       $ 22,870,000
   Work-in-process            152,430,000        150,216,000
   Finished goods             154,834,000        157,074,000
                             ------------       ------------
                             $316,995,000       $330,160,000
                             ============       ============

                                      -7-
                                EMC CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3. Convertible Subordinated Debentures
   -----------------------------------

In March 1992, the Company issued $60,000,000 of 6 1/4% convertible subordinated debentures due 2002 (the "Debentures") of which $39,535,000 was converted during 1995 and $1,000 was redeemed on April 1, 1995 in accordance with the Company's notification to holders of its intent to redeem Debentures not yet converted on or prior to that date. The Debentures were generally convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $3.063 per share, subject to adjustment in certain events. Interest was paid semiannually.


4. Net Income Per Share
   --------------------

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary weighted average shares outstanding and earnings used in per share computations for the first quarters of 1996 and 1995 reflect the dilutive effects of the 4 1/4% convertible subordinated notes due 2001 (the "Notes") and outstanding stock options. Fully diluted weighted average shares outstanding and earnings used in per share computations for the first quarter of 1995 reflect the dilutive effects of the Debentures, in addition to the dilutive effect of the Notes and outstanding stock options.


5. Litigation
   ----------

On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC was infringing three patents. On September 23, 1994, EMC filed suit against STK in the United States District Court for the District of Delaware alleging that STK was infringing one EMC patent.

On April 16, 1996, EMC and STK announced that the above patent litigation had been settled. The settlement included a cross-licensing agreement limited to patents covering DASD (direct-access storage devices) and solid-state disk technologies. All claims and counterclaims in the above lawsuits have been dismissed as a result of this agreement.

The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

                                      -8-
                                EMC CORPORATION


6. Acquisition of Patents
   ----------------------

In February 1996 the Company acquired a patent portfolio valued at $40 million which has been included in intangible assets, net of accumulated amortization of approximately $1 million, at March 30, 1996 and will be amortized over five years. The Company has paid $5 million to date and the remainder will be paid in annual installments over five years.


7. Repurchase of Treasury Shares
   -----------------------------

In January 1996 the Company's Board of Directors authorized the repurchase of up to 15 million shares of the Company's common stock over a five-year period. The repurchased shares will be used primarily to issue shares under the Company's stock option and stock purchase plans.

As of March 30, 1996, the Company had repurchased 500,000 shares of its common stock at an average price of $20.44 per share, of which approximately 130,000 shares remain in treasury.


8. Subsequent Events
   -----------------

At the Annual Meeting held on May 8, 1996, the Company's stockholders elected three Class III members to the Board of Directors for a three-year term, approved the addition of 1,000,000 shares of common stock to the Company's 1989 Employee Stock Purchase Plan and approved certain amendments to the Company's 1992 Stock Option Plan for Directors.

                                      -9-
                                EMC CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations - First Quarter of 1996 compared to First Quarter of 1995
- --------------------------------------------------------------------------------

Revenues
- --------

Revenues for the quarter ended March 30, 1996 were $521,487,000 compared to $448,116,000 for the first quarter of 1995, an increase of $73,371,000 or 16%. Revenues from net sales increased by $71,226,000, or 16%, in the first quarter of 1996 from the first quarter of 1995, while revenue from service and rental income increased by $2,145,000, or 21% in the first quarter of 1996 as compared with the first quarter of 1995. While the Company expects revenue to continue to grow throughout 1996 as compared to the respective periods in 1995, such increases may not on a percentage basis, continue at the levels experienced in the first quarter of 1996.

The increase in revenues was due primarily to the continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, which include the Symmetrix 5000 series of products for the mainframe market, the Symmetrix 3000 series of products and Centriplex series of products for the open systems market and the Harmonix series of IBM-compatible disk products for the AS/400 market. Revenues from the Symmetrix series of products in the mainframe markets decreased by $56,230,000, or 15%, to $309,155,000 in the first quarter of 1996 from $365,385,000 in the first quarter of 1995. Revenues from the midrange series of products decreased by $17,898,000, or 61%, to $11,326,000 in the first quarter of 1996 from $29,224,000 in the first quarter of 1995. These decreases, as well as continuing product pricing declines, were offset by increased revenues from the Company's products in the open systems storage market of $128,196,000, or 693%, to $146,707,000 in the first quarter of 1996 from $18,511,000 in the first quarter of 1995. Also, revenues from McDATA Corporation ("McDATA"), a wholly owned subsidiary of the Company, increased by $12,096,000, or 44%, to $39,296,000 in the first quarter of 1996 from
$27,200,000 in the first quarter of 1995.

Revenues on sales into the market of North America increased by $46,348,000, or 18%, to $307,622,000 in the first quarter of 1996 from $261,274,000 in the first quarter of 1995. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East increased by $25,653,000, or 18%, to $165,753,000 in the first quarter of 1996 from $140,100,000 in the first quarter of 1995, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

                                      -10-
                                EMC CORPORATION


Revenues on sales into the markets in the Asia Pacific region increased by $1,293,000, or 3%, to $48,117,000 in the first quarter of 1996 from $46,824,000 in the first quarter of 1995.

Cost of Sales and Service
- -------------------------

As a percentage of revenues, cost of sales and service increased to 56.2% in the first quarter of 1996 from 48.7% in the first quarter of 1995, primarily due to continuing price declines in the storage markets and to a lesser extent due to certain marketing concessions for overseas strategic account expansion and other factors. During the first quarter of 1996, the Company experienced lower costs associated with DRAMs and drive assemblies which partially offset the impact from declines in product pricing. The Company believes that pricing pressures are likely to continue.

Research and Development
- ------------------------

Research and development ("R&D") expenses were $35,318,000 and $39,940,000 in the first quarters of 1996 and 1995, respectively, a decrease of $4,622,000, or 11.6%. R&D expenses were 6.8% and 8.9% of revenues in the first quarters of 1996 and 1995, respectively. Dollar decreases in R&D spending reflect the continued consolidation of domestic development efforts and the capitalization of software development costs primarily related to specific stand-alone software products. The decrease was partially offset by the cost of additional technical staff and depreciation expenses associated with capital equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D in 1996.

Selling, General and Administrative
- -----------------------------------
Selling, general and administrative ("SG&A") expenses were 81,763,000 and $71,791,000 in the first quarters of 1996 and 1995, respectively, an increase of $9,972,000 or 13.9%. SG&A expenses were 15.7% and 16.0% of revenues in the first quarters of 1996 and 1995, respectively. The dollar increase is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to expand its open systems storage group, international direct selling offices and OEM programs. SG&A expenses are expected to increase in dollar terms during 1996.

                                      -11-
                                EMC CORPORATION


Investment Income and Interest Expense
- --------------------------------------

Investment income was $6,325,000 in the first quarter of 1996 compared with $6,560,000 in the same period a year ago. Interest income was earned from investments in cash equivalents and long-term investments and, to a lesser extent, from sales-type leases of the Company's products. Investment income decreased in 1996 primarily due to decreased rates of interest in the first quarter of 1996 over the same period in 1995.

Interest expense decreased slightly in the first quarter of 1996 from the first quarter of 1995, primarily due to conversion and redemption of the Debentures through April 1, 1995.

Provision for Income Taxes
- --------------------------

The provision for income taxes was $30,170,000 and $36,435,000 in the first quarters of 1996 and 1995, respectively, which resulted in an effective tax rate of 26.3% in the first quarter of 1996 and 29.9% in the first quarter of 1995. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the implementation of the Company's tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

Earnings Fluctuations
- ---------------------

Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announcements by the Company and its competitors, (iv) fluctuating currency exchange rates, (v) competitive pricing pressures in the computer storage market and (vi) the relative and varying rates of product price and component cost declines, the Company's period to period revenues and earnings can fluctuate significantly.



FINANCIAL CONDITION
- -------------------

Cash and cash equivalents were $478,759,000 and $379,628,000 at March 30, 1996 and December 30, 1995, respectively. Cash, cash equivalents and long-term investments were $606,141,000 and $504,904,000 at March 30, 1996 and December 30, 1995, respectively. In the first three months of 1996, the Company's working capital increased by $42,454,000 from $959,595,000 at December 30, 1995 to $1,002,049,000 at March 30, 1996.

                                      -12-
                                EMC CORPORATION


In the first three months of 1996, cash and cash equivalents increased by $99,131,000. Cash provided by operating activities of $139,844,000 was primarily generated by net income and decreased accounts receivable and inventory. This was partially offset by a decrease in accrued expenses. The Company expects further improvements in days sales outstanding and inventory turnover ratios through the remainder of 1996. Cash used by investing activities was $36,164,000 caused principally by additions to property, plant and equipment. Cash used by financing activities was $3,546,000 principally due to repurchases of treasury stock, as discussed below, offset by proceeds from stock option exercises.

In January 1996, the Company's Board of Directors authorized the repurchase of up to 15 million shares of the Company's common stock over a five-year period. The repurchased shares will be used primarily to issue shares under the Company's stock option and stock purchase plans. As of March 30, 1996, the Company had repurchased 500,000 shares of its common stock at an average price of $20.44 per share.

At March 30, 1996, the Company had available for use its credit lines of $72,000,000. The Company may elect to borrow at any time from these credit lines. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

To date, inflation has not had a material impact on the Company's financial results.

                                      -13-
                                EMC CORPORATION

                                    PART II.
                               OTHER INFORMATION
Item 1.  Legal Proceedings
         -----------------

On June 10, 1993, Storage Technology Corporation ("STK") filed suit against EMC in the United States District Court for the District of Colorado alleging that EMC was infringing three patents. On September 23, 1994, EMC filed suit against STK in the United States District Court for the District of Delaware alleging that STK was infringing one EMC patent.

On April 16, 1996, EMC and STK announced that the above patent litigation had been settled. The settlement included a cross-licensing agreement limited to patents covering DASD (direct-access storage devices) and solid-state disk technologies. All claims and counterclaims in the above lawsuits have been dismissed as a result of this agreement.

The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.


Item 5.  Other Information
         -----------------

Subsequent Events. See Footnote 8 of Notes to Interim Consolidated Financial Statements in Part I of this report.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          10.1 EMC Corporation 1989 Employee Stock Purchase Plan, as amended (filed herewith)

          10.2 1992 EMC Corporation Stock Option Plan for Directors, as amended (filed herewith)

          11.1 Computation of Primary and Fully Diluted Net Income Per Share (filed herewith).


     (b)  Reports on Form 8-K

          On February 8, 1996, the Company filed a report (Date of Report:
          January 27, 1996) on Form 8-K containing the combined results of operations from July 30, 1995 to January 27, 1996 for the Company and McDATA Corporation.

                                      -14-
                                EMC CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EMC CORPORATION



Date:  May 10, 1996         By:  /s/ Colin G. Patteson
                                 ---------------------
                                 Colin G. Patteson
                                 Vice President, Chief Financial Officer
                                 and Treasurer  (Principal Financial
                                 Officer)


                            By:  /s/ William J. Teuber, Jr.
                                 --------------------------
                                 William J.Teuber, Jr.
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                      -15-
                                EMC CORPORATION

                                 EXHIBIT INDEX



Exhibit 10.1  EMC Corporation 1989 Employee Stock Purchase Plan, as amended

Exhibit 10.2  1992 EMC Corporation Stock Option Plan for Directors, as amended

Exhibit 11.1  Computation of Primary and Fully Diluted Net Income Per Share