Form 10-Q/A
period 1996-03-30
EMC CORP
filed 1996-08-07
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                AMENDMENT NO. 1 TO FORM 10-Q QUARTERLY
       REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended:     March 30, 1996      Commission File
Number  1-9853

                           EMC CORPORATION
- -----------------------------------------------------------------
                              --------
       (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
- ---------------------------------------------           -------------
- ------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
Identification Number)
organization or incorporation)

                          171 South Street
            Hopkinton, Massachusetts  01748-9103 --------------------
- --------------------------------------------
     --------------------------------------------------
(Address of principal executive offices, including zip code)

                           (508) 435-1000
- -----------------------------------------------------------------
                              --------
        (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                NO ________
    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Common Stock, par value $.01 per share     230,747,504 --------------
- -----------------------    -------
         Class                           Outstanding as of March
30, 1996

Item 6.   Exhibits and Reports on Form 8-K
       (a)Exhibits
              Exhibit 27.  Article 5 of Regulation S-X.

                             SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMC CORPORATION

Date:  August 1, 1996        By:  /s/ Colin G. Patteson
                                     Colin G. Patteson
                                     Vice President, Chief Financial
                                     Officer and Treasurer  (Principal
                                     Financial Officer)


                                 By: /s/ William J. Teuber, Jr. William J.
                                     Teuber, Jr.
                                     Vice President and
                                     Controller (Principal
                                     Accounting Officer)