Form 10-Q
period 1996-06-29
EMC CORP
filed 1996-08-12
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     June 29, 1996       Commission File Number  1-9853

                            EMC CORPORATION
 --------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
- -----------------------------           ----------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
organization or incorporation)

                           171 South Street
                 Hopkinton, Massachusetts  01748-9103
- ------------------------------------------------------------------------------
     (Address of principal executive offices, including zip code)

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

                 YES  X                NO ________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share                231,525,361
- --------------------------------------              ------------------
         Class                                 Outstanding as of June 29, 1996

                                            Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      June 29, 1996 and December 30, 1995      3

    Consolidated Statements of Operations
      for the Three and Six Months Ended
      June 29, 1996 and July 1, 1995           4

    Consolidated Statements of Cash Flows
      for the Six Months Ended June 29, 1996
      and July 1, 1995                         5

    Notes to Interim Consolidated Financial
      Statements                               6 - 7

    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                               8 - 14

Part II - Other Information                    15-16

Signatures                                     17

Exhibit Index                                  18


                      CONSOLIDATED BALANCE SHEETS
              (amounts in thousands except share amounts)

                                           June 29, 1996    December 30, 1995
ASSETS
Current assets:
   Cash and short-term investments         $500,162         $379,628
   Trade and notes receivable less
     allowance for doubtful accounts
     of $7,750 and $7,062, respectively     531,530          550,473
   Inventories                              282,435          330,160
   Deferred income taxes                     32,274           44,061
   Other assets                              25,875           14,633
Total current assets                      1,372,276        1,318,955

Long-term investments                       185,547          125,276
Notes receivable, net                        20,516           26,497
Property, plant and equipment, net          244,215          218,901
Deferred income taxes                         8,284            9,200
Intangible assets, net                       59,861           20,078
Other assets, net                            47,117           26,822

      Total assets                       $1,937,816       $1,745,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
      long-term obligations                  $7,503             $915
   Accounts payable                         118,047          111,721
   Accrued expenses                         117,244          130,596
   Income taxes payable                      96,484          107,717
   Deferred revenue                          11,279            8,411
Total current liabilities                   350,557          359,360

Deferred revenue                              2,252              223
Long-term obligations:
    4 1/4% convertible subordinated notes
      due 2001                              229,498          229,598
   Notes payable and capital lease
      obligations                            47,773           16,247
Total liabilities                           630,080          605,428

Stockholders' equity:
   Series Preferred Stock, par value $.01;
      authorized 25,000,000 shares              ---              ---
   Common Stock, par value $.01; authorized
      500,000,000 shares; issued 233,532,608
      and 232,517,845 shares, in 1996 and
      1995, respectively                      2,335            2,325
   Additional paid-in capital               345,055          350,989
   Deferred compensation                    (1,517)          (2,140)
   Retained earnings                        958,198          786,599
   Cumulative translation adjustment          4,603            3,766
   Treasury stock, at cost, 2,007,247 and
      2,646,453 shares, in 1996 and 1995,
      respectively                            (938)          (1,238)

Total stockholders' equity                1,307,736        1,140,301

      Total liabilities and stockholders'
      equity                             $1,937,816       $1,745,729

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except per share amounts)
                              (unaudited)

                    For the Three Months Ended     For the Six Months Ended
                       June 29,       July 1,          June 29,    July 1,
                         1996          1995              1996       1995

Revenues:
 Net sales             $533,235      $466,524        $1,042,419   $904,482
 Service and rental      11,782        12,029            24,085     22,187
                        545,017       478,553         1,066,504    926,669
Costs and expenses:

 Cost of sales and
   service              304,941       231,762           598,105    449,870
 Research and
   development           39,632        43,951            74,950     83,891
 Selling, general and
   administrative        87,159        74,495           168,922    146,286

Operating income        113,285       128,345           224,527    246,622

Investment income         8,041         5,876            14,366     12,436
Interest expense        (2,997)       (3,065)           (6,056)    (6,574)
Other income/(expense),
   net                    (210)           495               (3)      1,051

Income before taxes     118,119       131,651           232,834    253,535

Income tax provision     31,065        37,540            61,235     73,975

Net income              $87,054       $94,111          $171,599   $179,560

Net income per weighted
   average share, primary $0.36         $0.39             $0.70      $0.76

Net income per weighted
   average share, fully
   diluted                $0.36         $0.38             $0.70      $0.74


Weighted average number
   of common shares
   outstanding, primary 248,517       248,061           248,569    241,540

Weighted average number
   of common shares
   outstanding, fully
   diluted              248,574       248,582           248,621    248,537


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (amounts in thousands)
                              (unaudited)
                                            For the Six Months Ended

                                               June 29,     July 1,
                                                 1996        1995

Cash flows from operating activities:
   Net income                                  $171,599     $179,560
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization               36,275       26,652
     Deferred income taxes                       12,703      (1,230)
     Net loss on disposal of property and
       equipment                                    290          424

   Changes in assets and liabilities:
     Trade and notes receivable                  24,995    (103,225)
     Inventories                                 47,685     (46,052)
     Other assets                              (33,937)     (23,957)
     Accounts payable                             6,416     (57,623)
     Accrued expenses                          (15,380)      (1,882)
     Income taxes payable                      (11,225)       45,537
     Deferred revenue                             4,863        5,090

     Net cash provided by operating activities  244,284       23,294

Cash flows from investing activities:
   Additions to property and equipment         (56,319)     (42,827)
   Purchase of patents                          (6,333)           --
   Proceeds from disposal of property and
      equipment                                     826           --
   Net (purchase)/maturity of long-term
      investments                              (60,271)       18,089

      Net cash used by investing activities   (122,097)     (24,738)

Cash flows from financing activities:
   Issuance of common stock                      11,269        9,349
   Repurchase of shares for treasury           (16,370)        (368)
   Payment of long-term and short-term
      obligations                                 (444)     (11,828)
   Issuance of long-term and short-term
      obligations                                 3,142          545

      Net cash used by financing activities     (2,403)      (2,302)

Effect of exchange rate changes on cash             750         (84)

Net increase/(decrease) in cash and cash
      equivalents                               119,784      (3,746)

Cash and cash equivalents at beginning of
      period                                    379,628      249,830

Cash and cash equivalents at end of period     $500,162     $246,000

Non-cash activity - conversion of notes and
      debentures                                   $100      $39,536
     - patents acquired by notes and other
     payables                                   $37,416           --


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

Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 29, 1996 and July 1, 1995.

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

2. Inventory

                              June 29, 1996   December 30, 1995

Inventories consist of:
   Purchased parts            $  10,278,000     $ 22,870,000
   Work-in-process              157,322,000      150,216,000
   Finished goods               114,835,000      157,074,000
                               $282,435,000     $330,160,000

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



  3.  Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary weighted average shares outstanding and earnings used in per share computations for the three and six months ended June 29, 1996 and July 1, 1995 reflect the dilutive effects of the 4 1/4% convertible subordinated notes due 2001 (the "Notes") and outstanding stock options. Fully diluted weighted average shares outstanding and earnings used in per share computations for the six months ended July 1, 1995 reflect the dilutive effects of the 6 1/4% convertible subordinated debentures, which were either converted or redeemed on or prior to April 1, 1995, in addition to the dilutive effect of the Notes and outstanding stock options.


4.Litigation

The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter of 1996 compared to Second Quarter of
1995
- ------------------------------------------------------------------------------

Revenues

Revenues for the quarter ended June 29, 1996 were $545,017,000 compared to $478,553,000 for the second quarter of 1995, an increase of $66,464,000 or 14%.

The increase in revenues was due primarily to the continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, particularly the open systems products which include the Symmetrix 3000 series of products and the Centriplex series of products.

Revenues from products sold into the mainframe storage market, which includes the Symmetrix 5000 series of products, were $309,494,000 in the second quarter of 1996, compared to $376,652,000 in the second quarter of 1995, a decrease of $67,158,000 or 18%.

Revenues from products sold into the open systems storage market, which includes the Symmetrix 3000 series of products and the Centriplex series of products, were $169,582,000 in the second quarter of 1996, compared to $22,060,000 in the second quarter of 1995, an increase of $147,522,000 or 669%.

Revenues from products sold by McDATA Corporation, a wholly-owned subsidiary of EMC ("McDATA"), which includes the ESCON Director series of products, were $45,980,000 in the second quarter of 1996, compared to $43,051,000 in the second quarter of 1995, an increase of $2,929,000 or 7%.

Revenues from all other products, which includes the midrange series of products, were $8,179,000 in the second quarter of 1996, compared to $24,761,000 in the second quarter of 1995, a decrease of $16,582,000 or 67%.

Revenues from service and rental income were $11,782,000 in the second quarter of 1996, compared to $12,029,000 in the second quarter of 1995, a decrease of $247,000 or 2%.

On October 31, 1995, the Company entered into a reseller agreement with Hewlett-Packard Company ("HP") wherein HP will market and resell the Symmetrix 3000 family of systems worldwide for connection to HP's 9000 series computers. This agreement has been expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The agreement currently extends to June 30, 1997.

Revenues on sales into the markets of North America and South America were $330,873,000 in the second quarter of 1996 compared to $291,005,000 in the second quarter of 1995, an increase of $39,868,000, or 14%. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East were $166,034,000 in the second quarter of 1996 compared to $159,365,000 in the second quarter of 1995, an increase of $6,669,000, or 4%, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets in the Asia Pacific region were $48,110,000 in the second quarter of 1996 compared to $28,183,000 in the second quarter of 1995, an increase of $19,927,000, or 71%, due primarily to increased revenue levels from sales of the Symmetrix series of products in the mainframe storage market.

Cost of Sales and Service

Cost of sales and service increased to 56.0% of revenues in the second quarter of 1996, compared to 48.4% of revenues in the second quarter of 1995. This increase is primarily attributable to the impact of price declines in the mainframe and open systems storage markets being greater than the impact of cost declines in raw material components. The Company currently believes that price declines will continue.

In May 1996, the Company opened its international Customer Support Center, based in Ireland, to provide primary response for all technical support issues related to EMC storage systems installed outside of North America.

Research and Development

Research and development ("R&D") expenses were $39,632,000 and $43,951,000 in the second quarters of 1996 and 1995, respectively, a decrease of $4,319,000, or 9.8%. R&D expenses were 7.3% and 9.2% of revenues in the second quarters of 1996 and 1995, respectively. Dollar decreases in R&D spending reflect the consolidation of domestic development efforts and the capitalization of software development costs primarily related to specific software products. The decrease was partially offset by the cost of additional technical staff and depreciation expenses associated with capital equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D in 1996.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $87,159,000 and $74,495,000 in the second quarters of 1996 and 1995, respectively, an increase of $12,664,000 or 17.0%. SG&A expenses were 16.0% and 15.6% of revenues in the second quarters of 1996 and 1995, respectively. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiative to expand its open systems storage products, expansion of the international direct sales force and OEM and strategic alliance programs. SG&A expenses are expected to increase in dollar terms for the balance of 1996.

Investment Income and Interest Expense

Investment  income was $8,041,000 in the second quarter of 1996 compared  with
$5,876,000 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in 1996 primarily due to higher cash and investment balances in the second quarter of 1996 over the same period in 1995.

Interest expense decreased slightly in the second quarter of 1996 from the second quarter of 1995.

Provision for Income Taxes

The provision for income taxes was $31,065,000 and $37,540,000 in the second quarters of 1996 and 1995, respectively, which resulted in an effective tax rate of 26.3% in the second quarter of 1996 and 28.5% in the second quarter of 1995. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the implementation of the Company's tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

Earnings Fluctuations

Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announcements by the Company and its competitors, (iv) fluctuating currency exchange rates, (v) competitive pricing pressures in the computer storage market and (vi) the relative and varying rates of product price and component cost declines, the Company's period to period revenues and earnings could, under certain circumstances, fluctuate significantly.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Results of Operations - First Six Months of 1996 compared to First Six Months of 1995
- ------------------------------------------------------------------------------

Revenues

Revenues for the six months ended June 29, 1996 were $1,066,504,000 compared to $926,669,000 for the first six months of 1995, an increase of $139,835,000 or 15%.

The increase in revenues was due primarily to the continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, particularly the open systems products which include the Symmetrix 3000 series of products and the Centriplex series of products.

Revenues from products sold into the mainframe storage market, which includes the Symmetrix 5000 series of products, were $618,649,000 in the first six months of 1996, compared to $742,320,000 in the first six months of 1995, a decrease of $123,671,000 or 17%.

Revenues from products sold into the open systems storage market, which includes the Symmetrix 3000 series of products and the Centriplex series of products, were $316,289,000 in the first six months of 1996, compared to $40,571,000 in the first six months of 1995, an increase of $275,718,000 or 680%.

Revenues from products sold by McDATA, which includes the ESCON Director series of products, were $85,276,000 in the first six months of 1996, compared to $70,232,000 in the first six months of 1995, an increase of $15,044,000 or 21%.

Revenues from all other products, which includes the midrange series of products, were $22,205,000 in the first six months of 1996, compared to $51,359,000 in the first six months of 1995, a decrease of $29,154,000 or 57%.

Revenues from service and rental income were $24,085,000 in the first six months of 1996, compared to $22,187,000 in the first six months of 1995, an increase of $1,898,000 or 9%.

On October 31, 1995, the Company entered into a reseller agreement with Hewlett-Packard Company ("HP") wherein HP will market and resell the Symmetrix 3000 family of systems worldwide for connection to HP's 9000 series computers. This agreement has been expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The agreement currently extends to June 30, 1997.

Revenues on sales into the markets of North America and South America increased by $88,821,000, or 16%, to $641,018,000 in the first six months of 1996 from $552,197,000 in the first six months of 1995. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East increased by $29,794,000, or 10%, to $329,259,000 in the first six months of 1996 from $299,465,000 in the first six months of 1995, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets in the Asia Pacific region increased by $21,220,000, or 28%, to $96,227,000 in the first six months of 1996 from
$75,007,000 in the first six months of 1995, due primarily to increased revenue levels from sales of the Symmetrix series of products in the mainframe storage market.

Cost of Sales and Service

Cost of sales and service increased to 56.1% of revenues in the first six months of 1996, compared to 48.5% of revenues in the first six months of 1995. This increase is primarily attributable to the impact of price declines in the mainframe and open systems storage markets being greater than the impact of cost declines in raw material components. The Company currently believes that price declines will continue.

In May 1996, the Company opened its international Customer Support Center, based in Ireland, to provide primary response for all technical support issues related to EMC storage systems installed outside of North America.

Research and Development

Research and development ("R&D") expenses were $74,950,000 and $83,891,000 in the first six months of 1996 and 1995, respectively, a decrease of $8,941,000, or 10.7%. R&D expenses were 7.0% and 9.1% of revenues in the first six months of 1996 and 1995, respectively. Dollar decreases in R&D spending reflect the consolidation of domestic development efforts and the capitalization of software development costs primarily related to specific software products. The decrease was partially offset by the cost of additional technical staff and depreciation expenses associated with capital equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D in 1996.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $168,922,000 and $146,286,000 in the first six months of 1996 and 1995, respectively, an increase of $22,636,000 or 15.5%. SG&A expenses were 15.8% of revenues in both the first six months of 1996 and 1995. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiative to expand its open systems storage products, expansion of international direct sales force and OEM and strategic alliance programs. SG&A expenses are expected to increase in dollar terms for the balance of 1996.

Investment Income and Interest Expense

Investment income was $14,366,000 in the first six months of 1996 compared with $12,436,000 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the first six months of 1996 primarily due to higher cash and investment balances in the first six months of 1996 over the same period in 1995.

Interest expense decreased slightly in the first six months of 1996 from the same period in 1995, primarily due to conversion and redemption of the Debentures in the first quarter of 1995.

Provision for Income Taxes

The provision for income taxes was $61,235,000 and $73,975,000 in the first six months of 1996 and 1995, respectively, which resulted in an effective tax rate of 26.3% and 29.2%, respectively. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the implementation of the Company's tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

Earnings Fluctuations

Due to (i) customers' tendencies to make purchase decisions late in each fiscal quarter, (ii) the desire by customers to evaluate new, more expensive products for longer periods of time, (iii) the timing of product and technology announcements by the Company and its competitors, (iv) fluctuating currency exchange rates, (v) competitive pricing pressures in the computer storage market and (vi) the relative and varying rates of product price and component cost declines, the Company's period to period revenues and earnings could, under certain circumstances, fluctuate significantly.

FINANCIAL CONDITION

Cash and short-term investments were $500,162,000 and $379,628,000 at June 29, 1996 and December 30, 1995, respectively.

Cash and short and long-term investments were $685,709,000 and $504,904,000 at June 29, 1996 and December 30, 1995, respectively. In the first six months of 1996, cash and short and long-term investments increased by $180,805,000.

Cash provided by operating activities for the first six months of 1996 amounted to $244,284,000. This was primarily generated from net income and improvements in inventories and receivables. Cash used by investing activities was $122,097,000, principally for additions to property, plant and equipment, and the purchase of long-term investments. Cash used by financing activities was $2,403,000 principally due to repurchases of treasury stock, offset by proceeds from stock option exercises. The Company currently expects to generate a further increase in cash and short and long-term investments over the remainder of 1996.

At June 29, 1996, the Company had available for use its credit lines of $72,000,000. The Company may elect to borrow at any time from these credit lines. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

                               PART II.
                           OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 8, 1996. There was no solicitation in opposition to the management's nominees as listed in the Company's proxy statement and all such nominees were elected as Class III directors for a three-year term. In addition, the stockholders approved the addition of 1,000,000 shares of authorized common stock to the Company's 1989 Employee Stock Purchase Plan and approved certain amendments to the Company's 1992 Stock Option Plan for Directors. The results of the votes for each of these proposals were as follows:

1.     Election of Class III Directors:

                                For                 Withheld

       Michael J. Cronin        188,497,452         2,238,121
       Maureen E. Egan          188,493,098         2,242,475
       W. Paul Fitzgerald       188,514,843         2,220,730

2.     To amend the Company's 1989 Employee Stock Purchase Plan:

       For:                     183,647,478
       Against:                   5,864,256
       Abstain:                   1,004,319
       Broker Non-Votes:            219,520

3.     To amend the Company's 1992 Stock Option Plan for Directors:

       For:                     165,528,285
       Against:                  23,187,289
       Abstain:                   1,800,479
       Broker Non-Votes:            219,520

Item 6.   Exhibits and Reports on Form 8-K

       (a)Exhibits

           11.1 Computation of Primary and Fully Diluted Net Income Per Share (filed herewith).

           27    Financial Data Schedule (filed herewith).

       (b) Reports on Form 8-K

         On April 24, 1996, the Company filed a report (Date of Report: April 24, 1996) on Form 8-K containing cautionary statements pursuant to the Private Securities Litigation Reform Act of 1995.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMC CORPORATION



Date:  August 12, 1996                    By: /s/ Colin G. Patteson
                                              Colin G. Patteson
                                              Vice President
                                              Chief Financial Officer
                                              and Treasurer
                                              (Principal Financial Officer)

                                          By: /s/ William J. Teuber, Jr.
                                              William J. Teuber, Jr.
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                             EXHIBIT INDEX



Exhibit 11.1    Computation of Primary and Fully Diluted Net Income Per Share

Exhibit 27       Financial Data Schedule


Exhibit 11.1
Computation of Primary and Fully Diluted Net Income Per Share
              (Amounts in thousands except share and per share data)
                                Three Months Ended        Six Months Ended
                               June 29,      July 1,      June 29,  July 1,
                                 1996         1995          1996     1995
Primary
Net income                     $87,054       $94,111      $171,599    $179,560
Add back interest expense
   on convertible notes          2,438         2,440         4,878       4,878
Less tax effect on interest
  expense on convertible
  notes                          (975)         (976)       (1,951)     (1,951)
Net income for purposes of
  calculating primary net
  income per share             $88,517       $95,575      $174,526    $182,487

Weighted average shares
  outstanding during the
  period                   231,702,179   227,505,239   231,177,705  20,774,837

Common equivalent
  shares                    16,814,653    20,555,515    17,391,703  20,764,971

Common and common
  equivalent shares
  outstanding for purpose
  of calculating primary
  net income per share      248,516,832  248,060,754   248,569,408 241,539,808

Primary net income per
  share (Note 3)                  $0.36        $0.39         $0.70       $0.76
Fully Diluted

Net income                      $87,054      $94,111      $171,599    $179,560
Add back interest expense
  on convertible notes and
  debentures                      2,438        2,440         4,878       5,495
Less tax effect on interest
  expense on convertible notes
  and debentures                  (975)        (976)       (1,951)     (2,198)
Net income for purpose of
  calculating fully diluted
  net income per share          $88,517      $95,575      $174,526    $182,857

Common and common equivalent
  shares outstanding for
  purpose of calculating
  primary net income per
  share                     248,516,832  248,060,754   248,569,408 241,539,808

Incremental shares to
  reflect full dilution,
  primarily from convertible
  subordinated debentures in
  1995                           57,210      521,035        51,239   6,997,650

Total shares for purpose of
  calculating fully diluted
  net income per share      248,574,042  248,581,789   248,620,647 248,537,458

Fully diluted net income
  per share (Note 3)              $0.36        $0.38        $0.70        $0.74
