Form 10-Q
period 1996-09-30
EMC CORP
filed 1996-11-13
CIK 790070

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For The Quarter Ended:    September 30, 1996     Commission File Number 1-9853

                            EMC CORPORATION
    ----------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
-------------------------------      -------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
organization or incorporation)

                           171 South Street
                 Hopkinton, Massachusetts  01748-9103
-----------------------------------------------------------------------
      (Address of principal executive offices, including zip code)

                            (508) 435-1000
------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                NO ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 232,682,242
--------------------------------------   -----------------------------------
              Class                     Outstanding as of September 30, 1996

                                                    Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      September 30, 1996 and December 30, 1995         3

    Consolidated Statements of Operations
      for the Three and Nine Months Ended
      September 30, 1996 and 1995                      4

    Consolidated Statements of Cash Flows
      for the Nine Months Ended
      September 30, 1996 and 1995                      5

    Notes to Interim Consolidated Financial Statements 6 -7

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations    8 -14

Part II - Other Information                            15

Signatures                                             16

Exhibit Index                                          17

                      CONSOLIDATED BALANCE SHEETS
             (amounts in thousands except share amounts)
                                                  September 30,   December 30,
                                                      1996             1995
ASSETS
Current assets:
   Cash and short-term investments                 $593,407       $379,628
   Trade and notes receivable less allowance for
    doubtful accounts of $6,866 and $7,062,
    respectively                                    564,412       550,473
   Inventories                                      303,290       330,160
   Deferred income taxes                             34,973        44,061
   Other assets                                      25,012        14,633
Total current assets                              1,521,094     1,318,955

Long-term investments                               165,508       125,276
Notes receivable, net                                24,330        26,497
Property, plant and equipment, net                  256,210       218,901
Deferred income taxes                                11,334         9,200
Intangible assets, net                               56,021        20,078
Other assets, net                                    54,054        26,822
      Total assets                               $2,088,551    $1,745,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
   long-term obligations                             $7,289         $915
   Accounts payable                                 151,220      111,721
   Accrued expenses                                 114,051      130,596
   Income taxes payable                             104,365      107,717
   Deferred revenue                                  13,243        8,411
Total current liabilities                           390,168      359,360

Deferred revenue                                      2,061          223
Deferred income taxes                                18,363            -
Long-term obligations:
   4  1/4% convertible subordinated notes due 2001  229,498      229,598
   Notes payable and capital lease obligations       48,763       16,247
Total liabilities                                   688,853      605,428

Stockholders' equity:
   Series Preferred Stock, par value $.01;
      authorized 25,000,000 shares                      ---         ---
   Common Stock, par value $.01; authorized
      500,000,000 shares; issued 233,532,608
      and 232,517,845 shares, in 1996 and 1995,
      respectively                                    2,335       2,325
   Additional paid-in capital                       352,841     350,989
   Deferred compensation                             (7,824)     (2,140)
   Retained earnings                              1,048,545     786,599
   Cumulative translation adjustment                  4,189       3,766
   Treasury stock, at cost, 850,366 and
      2,646,453 shares, in 1996 and 1995,
      respectively                                     (388)     (1,238)

Total stockholders' equity                        1,399,698    1,140,301
Total liabilities and stockholders' equity       $2,088,551   $1,745,729

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except per share amounts) (unaudited)
                        For the Three Months Ended     For the Nine Months
                          Ended Sept. 30,    Sept. 30,         Sept. 30,
                          Sept. 30,
                             1996         1995              1996        1995
Revenues:
 Net sales                $536,279     $465,819          $1,578,698  $1,370,301
Service and rental          14,475        9,641              38,560      31,828
                           550,754      475,460           1,617,258   1,402,129
Costs and expenses:
 Cost of sales and service 306,438      240,277             904,543     690,147
Research and development    41,151       41,297             116,101     125,188
 Selling, general and
     administrative         90,268       76,474             259,190     222,760

Operating income           112,897      117,412             337,424     364,034

Investment income            9,537        5,040              23,903      17,476
Interest expense            (3,045)      (3,087)             (9,101)     (9,661)
Other income/(expense), net     92          (29)                 89       1,022

Income before taxes        119,481      119,336             352,315     372,871

Income tax provision        29,134       34,178              90,369     108,153

Net income                 $90,347      $85,158            $261,946    $264,718

Net income per weighted
average share, primary      $0.37        $0.35                $1.07      $1.10

Net income per weighted
 average share, fully
   diluted                  $0.37        $0.35                $1.07      $1.09

Weighted average number of
 common shares outstanding,
   primary                248,998       248,297            248,714      243,795

Weighted average number of
 common shares outstanding,
   fully diluted          249,795       248,297            249,287      247,957

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (amounts in thousands)
                               (unaudited)
                                              For the Nine Months Ended
                                            September 30,     September 30,
                                                1996              1995
Cash flows from operating activities:
   Net income                               $261,946          $264,718
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization          63,204            39,845
       Deferred income taxes                  25,575            (2,592)
       Net loss on disposal of property
        and equipment                            954                 -
       Changes in assets and liabilities:
        Trade and notes receivable           (11,166)         (165,373)
        Inventories                           26,861           (99,727)
        Other assets                         (44,084)          (25,833)
        Accounts payable                      39,474           (39,013)
        Accrued expenses                     (18,532)            4,545
        Income taxes payable                  (3,630)           47,366
        Deferred revenue                       6,655             5,729
            Net cash provided by operating
             activities                      347,257            29,665
Cash flows from investing activities:
   Additions to property and equipment       (88,238)          (62,859)
   Purchase of patents                        (6,333)               --
   Proceeds from disposal of property
       and equipment                             850               449
   Net (purchase)/maturity of long-term
       investments                           (40,232)           26,083

            Net cash used by investing
              activities                    (133,953)          (36,327)
Cash flows from financing activities:
   Issuance of common stock                   19,135            12,776
   Repurchase of shares for treasury         (22,207)             (415)
   Payment of long-term and short-term
       obligations                              (822)          (11,970)
   Issuance of long-term and short-term
       obligations                             4,296               545

             Net cash provided by financing
               activities                        402               936
Effect of exchange rate changes on cash           73               442
Net increase/(decrease) in cash and cash
  equivalents                                213,706            (5,726)

Cash and cash equivalents at beginning of
  period                                     379,628           249,830

Cash and cash equivalents at end of period  $593,407          $244,546

Non-cash activity - conversion of notes
  and debentures                                $100           $39,536
  - patents acquired by notes and other
  payables                                   $37,416                --

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

Change in Fiscal Year End

On September 23, 1996, EMC elected to change its fiscal year end from a fiscal basis which would have ended on December 28, 1996 to a calendar year end basis ending on December 31, 1996.
Consequently, the Company's third quarter ended on September 30, 1996. The Company reported this change on Form 8-K on October 4, 1996.

Accounting

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries.
Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or
omitted.   The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1996 and 1995.

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

2. Inventory
                           September 30, 1996  December 30, 1995
Inventories consist of:
   Purchased parts            $  22,483,000      $ 22,870,000
   Work-in-process              171,748,000       150,216,000
   Finished goods               109,059,000       157,074,000
                               $303,290,000      $330,160,000

3.  Net Income Per Share

Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding.
Primary weighted average shares outstanding and earnings used in per share computations for the three and nine months ended September 30, 1996 and 1995 reflect the dilutive effects of the 4 1/4% convertible subordinated notes due 2001 (the "Notes") and outstanding stock options. Fully diluted weighted average shares outstanding and earnings used in per share computations for the nine months ended September 30, 1995 reflect the dilutive effects of the 6 1/4% convertible subordinated debentures (the "Debentures"), which were either converted or redeemed on or prior to April 1, 1995, in addition to the dilutive effect of the Notes and outstanding stock options.


4.  Litigation

The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

On September 16, 1996, the Company was served with civil investigative demands ("CIDs") by the Antitrust Division of the United States Department of Justice in connection with the Department's investigation into the agreement dated June 7, 1996 between IBM and Storage Technology Corporation (the "IBM/STK Agreement"). The Justice Department is gathering evidence to determine whether the IBM/STK Agreement has been, is, or may be in violation of the federal Sherman Antitrust Act.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
Results of Operations - Third Quarter of 1996 compared to Third Quarter of
1995
-----------------------------------------------------------------------

Revenues

Revenues for the quarter ended September 30, 1996 were $550,754,000 compared to $475,460,000 for the third quarter of 1995, an increase of $75,294,000 or 16%.

The increase in revenues was due primarily to the continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, particularly the open systems products which include the Symmetrix 3000 series of products and the Centriplex series of products.

Revenues from products sold directly and through original equipment manufacturers ("OEM's") into the mainframe storage market, which include Symmetrix products operating primarily in the Multiple Virtual Storage ("MVS") environment, were $305,605,000 in the third quarter of 1996, compared to $344,467,000 in the third quarter of 1995, a decrease of $38,862,000 or 11%.

Revenues from products sold into the open systems storage market, which include the Symmetrix products operating in an open systems environment and the Centriplex series of products, were $182,613,000 in the third quarter of 1996, compared to $58,555,000 in the third quarter of 1995, an increase of $124,058,000 or 212%.

Revenues from products sold by McDATA Corporation, a wholly-owned subsidiary of EMC ("McDATA"), which include the ESCON Director series of products, were $43,776,000 in the third quarter of 1996, compared to $42,426,000 in the third quarter of 1995, an increase of $1,350,000 or 3%. Revenues from all other products, which include the midrange series of products, were $4,285,000 in the third quarter of 1996, compared to $20,371,000 in the third quarter of 1995, a decrease of $16,086,000 or 79%.

Revenues from service and rental income were $14,475,000 in the third quarter of 1996, compared to $9,641,000 in the third quarter of 1995, an increase of $4,834,000 or 50%.

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

Revenues on sales into the markets of North America and South America were $331,374,000 in the third quarter of 1996 compared to $299,941,000 in the third quarter of 1995, an increase of $31,433,000, or 10%.
This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East were $173,724,000 in the third quarter of 1996 compared to $148,901,000 in the third quarter of 1995, an increase of $24,823,000, or 17%, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets in the Asia Pacific region were $45,656,000 in the third quarter of 1996 compared to $26,618,000 in the third quarter of 1995, an increase of $19,038,000, or 72%, due to increased revenue levels from sales of the Symmetrix series of products, in both the mainframe and open systems storage markets.

Cost of Sales and Service

Cost of sales and service increased to 55.6% of revenues in the third quarter of 1996, compared to 50.5% of revenues in the third
quarter of 1995.   This increase is primarily attributable to the impact
of price declines in the mainframe and open systems storage markets being greater than the impact of cost declines in raw material components. Factors mitigating this increase were growth of software revenues and open systems product revenues, each of which have relatively lower costs of sales. The Company currently believes that price declines will continue.

Research and Development

Research and development ("R&D") expenses were $41,151,000 and $41,297,000 in the third quarters of 1996 and 1995, respectively, a decrease of $146,000, or 0.4%. R&D expenses were 7.5% and 8.7% of revenues in the third quarters of 1996 and 1995, respectively. The dollar decrease in R&D spending reflects the consolidation of domestic development efforts and the capitalization of software development costs primarily related to
specific software products.   The decrease was partially offset by the
cost of additional technical staff and depreciation expenses associated
with capital equipment acquired to facilitate development.   The Company
expects to continue to spend substantial amounts for R&D for the balance of 1996 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $90,268,000 and $76,474,000 in the third quarters of 1996 and 1995, respectively, an increase of $13,794,000 or 18.0%. SG&A expenses were 16.4% and 16.1% of revenues in the third quarters of 1996 and 1995, respectively.
The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to expand its open systems storage products, expansion of the international direct sales force and OEM and strategic alliance programs. SG&A expenses are expected to increase in dollar terms for the balance of 1996 and thereafter.

Investment Income

Investment income was $9,537,000 in the third quarter of 1996 compared with $5,040,000 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term
investments.   Investment income increased in 1996 primarily due to higher cash and investment balances in the third quarter of 1996 than in the same period in 1995.

Provision for Income Taxes

The provision for income taxes was $29,134,000 and $34,178,000 in the third quarters of 1996 and 1995, respectively, which resulted in an effective tax rate of 24.4% in the third quarter of 1996 and 28.6% in the third quarter of 1995. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies.
The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

Results  of  Operations - First Nine Months of 1996 compared to First
Nine Months of 1995
---------------------------------------------------------------------------

Revenues

Revenues for the nine months ended September 30, 1996 were $1,617,258,000 compared to $1,402,129,000 for the first nine months of 1995, an increase of $215,129,000 or 15%.

The increase in revenues was due primarily to the continued strong demand for the Company's series of Integrated Cached Disk Array ("ICDA") based products, particularly the open systems products which include the Symmetrix 3000 series of products and the Centriplex series of products.

Revenues from products sold directly and through OEM's into the mainframe storage market, which include Symmetrix products operating primarily in the MVS environment, were $924,254,000 in the first nine months of 1996, compared to $1,086,787,000 in the first nine months of 1995, a decrease of $162,533,000 or 15%.

Revenues from products sold into the open systems storage market, which include the Symmetrix products operating in an open systems environment and the Centriplex series of products, were $498,902,000 in the first nine months of 1996, compared to $99,126,000 in the first nine months of 1995, an increase of $399,776,000 or 403%.

Revenues from products sold by McDATA, which include the ESCON Director series of products, were $129,052,000 in the first nine months of 1996, compared to $112,658,000 in the first nine months of 1995, an increase of $16,394,000 or 15%.

Revenues from all other products, which include the midrange series of products, were $26,490,000 in the first nine months of 1996, compared to $71,730,000 in the first nine months of 1995, a decrease of $45,240,000 or 63%.

Revenues from service and rental income were $38,560,000 in the first nine months of 1996, compared to $31,828,000 in the first nine months of 1995, an increase of $6,732,000 or 21%.

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

Revenues on sales into the markets of North America and South America increased by $120,254,000, or 14%, to $972,392,000 in the first nine months of 1996 from $852,138,000 in the first nine months of 1995.
This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East increased by $54,617,000, or 12%, to $502,983,000 in the first nine months of 1996 from $448,366,000 in the first nine months of 1995, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets in the Asia Pacific region increased by $40,258,000, or 40%, to $141,883,000 in the first nine months of 1996 from $101,625,000 in the first nine months of 1995, due to increased revenue levels from sales of the Symmetrix series of products, in both the mainframe and open systems storage markets.

Cost of Sales and Service

Cost of sales and service increased to 55.9% of revenues in the first nine months of 1996, compared to 49.2% of revenues in the first nine months of 1995. This increase is primarily attributable to the impact of price declines in the mainframe and open systems storage markets being greater than the impact of cost declines in raw material components. Factors mitigating this increase were the growth of software revenues and open systems product revenues, each of which have relatively lower costs of sales. The Company currently believes that price declines will continue.

In May 1996, the Company opened its International Customer Support Center, based in Ireland, to provide primary response for all technical support issues related to EMC storage systems installed outside of North America.

Research and Development

Research and development ("R&D") expenses were $116,101,000 and $125,188,000 in the first nine months of 1996 and 1995, respectively, a decrease of $9,087,000, or 7.3%. R&D expenses were 7.2% and 8.9% of revenues in the first nine months of 1996 and 1995, respectively. The dollar decrease in R&D spending reflects the consolidation of domestic development efforts and the capitalization of software development
costs primarily related to specific software products.   The decrease
was partially offset by the cost of additional technical staff and depreciation expenses associated with capital equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1996 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $259,190,000 and $222,760,000 in the first nine months of 1996 and 1995, respectively, an increase of $36,430,000 or 16.4%. SG&A expenses were 16.0% and 15.9% of revenues in the first nine months of 1996 and 1995, respectively.
The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to expand its open systems storage products, expansion of the international direct sales force and OEM and strategic alliance programs. SG&A expenses are expected to increase in dollar terms for the balance of 1996 and thereafter.

Investment Income and Interest Expense

Investment income was $23,903,000 in the first nine months of 1996 compared with $17,476,000 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the first nine months of 1996 primarily due to higher cash and investment balances in the first nine months of 1996 than in the same period in 1995.

Interest expense decreased slightly in the first nine months of 1996 from the same period in 1995, primarily due to conversion and redemption of the Debentures in the first quarter of 1995.

Provision for Income Taxes

The provision for income taxes was $90,369,000 and $108,153,000 in the first nine months of 1996 and 1995, respectively, which resulted in an effective tax rate of 25.6% and 29.0%, respectively.
The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

FINANCIAL CONDITION

Cash and short-term investments were $593,407,000 and $379,628,000 at September 30, 1996 and December 30, 1995, respectively.

Cash and short and long-term investments were $758,915,000 and $504,904,000 at September 30, 1996 and December 30, 1995,
respectively. In the first nine months of 1996, cash and short and long-term investments increased by $254,011,000.

Cash provided by operating activities for the first nine months of 1996 amounted to $347,257,000. This was primarily generated from net income and working capital management. Cash used by investing activities was $133,953,000, principally for additions to property, plant and equipment, and the purchase of long-term investments. Cash provided by financing activities was $402,000, principally due to proceeds from stock option exercises, offset by repurchases of treasury stock.

The Company currently expects to generate a further increase in cash and short and long-term investments from operations over the balance of 1996.

At September 30, 1996, the Company had available for use its credit lines of $72,000,000.  The Company may elect to borrow at
any time from these credit lines.   Based on its current operating
and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available lines of credit will be adequate to finance its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future results of operations and certain forward looking statements contained in this filing involve a number of risks
and uncertainties.   Factors that could cause actual results to vary
materially include, but are not limited to: (i) the historic and recurring "hockeystick" pattern of the Company's sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter; (ii) the "hockeystick" pattern of the Company's sales, making it extremely difficult to predict near-term demand and adjust production capacity accordingly; (iii) competitive pricing pressures in the computer storage market;
(iv) fluctuating currency exchange rates; (v) the relative and varying rates of product price and component cost declines; (vi)a failure by any supplier of high density DRAMS, disk drives or other components to meet EMC's requirements for an extended period of time; other one-time events and other important factors disclosed previously and from time to time in EMC's other filings at the U.S. Securities and Exchange Commission.

                                 PART II.
                            OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

On September 16, 1996, the Company was served with civil investigative demands ("CIDs") by the Antitrust Division of the United States Department of Justice in connection with the Department's investigation into the agreement dated June 7, 1996 between International Business Machines Corporation and Storage Technology Corporation ("IBM/STK Agreement"). The Justice Department is gathering evidence to determine whether the IBM/STK Agreement has been, is, or may be in violation of the federal Sherman Antitrust Act.

Item 4.   Submission of Matters to a Vote of Security Holders
None.


Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits

           11.1     Computation of Primary and Fully Diluted Net
                    Income Per Share (filed herewith).

            27      Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1996.

                               SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EMC CORPORATION

Date:  November 12, 1996                By: /s/ Colin G. Patteson
                                            Colin G. Patteson
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial Officer)


                                        By: /s/ William J. Teuber, Jr.
                                            William J. Teuber, Jr.
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                             EXHIBIT INDEX



Exhibit 11.1    Computation of Primary and Fully Diluted Net Income Per Share

Exhibit 27       Financial Data Schedule


Exhibit 11.1  Computation of Primary and Fully Diluted Net Income Per Share
              (unaudited)
              (Amounts in thousands except share and per share data)

                                  Three Months Ended    Nine Months Ended
                                  Sept. 30,   Sept. 30,   Sept. 30,  Sept.30,
                                    1996        1995        1996       1995
Primary

Net income                        $90,347      $85,158     $261,946     $264,718
Add back interest expense
  on convertible notes              2,438        2,440       7,316         7,320
Less tax effect on interest
  expense on convertible notes       (975)        (976)     (2,926)      (2,928)
Net income for purposes of
  calculating primary net income
  per share                       $91,810      $86,622     $266,336     $269,110

Weighted average shares
  outstanding during the
  period                      232,295,208  229,098,687  231,271,815  223,549,358

Common equivalent shares       16,702,332  219,198,208   17,442,159   20,245,579

Common and common equivalent
  shares outstanding for
  purpose of calculating
  primary net income per
  share                       248,997,540  248,296,895  248,713,974  243,794,937

Primary net income per share
  (Note 3)                          $0.37        $0.35       $1.07         $1.10


Fully Diluted

Net income                        $90,347      $85,158    $261,946      $264,718
Add back interest expense on
  convertible notes and debentures  2,438        2,440       7,316         7,320
Less tax effect on interest expense
  on convertible notes and
  debentures                         (975)        (976)     (2,926)      (2,928)
Net income for purpose of
  calculating fully diluted net
  income per share                $91,810      $86,622    $266,336      $269,110

Common and common equivalent shares
  outstanding for purpose of
  calculating primary net
  income per share            248,997,540  248,296,895 248,713,974   243,794,937

Incremental shares to reflect
  full dilution, primarily
  from convertible subordinated
  debentures in 1995              797,225            0     572,536     4,161,578

Total shares for purpose of
  calculating fully diluted
  net income per share        249,794,765  248,296,895 249,286,510   247,956,515

Fully diluted net income
  per share (Note 3)                $0.37        $0.35       $1.07         $1.09
