Form 10-K
period 1996-12-31
EMC CORP
filed 1997-02-27
CIK 790070

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-9853

                                EMC CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2680009
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF ORGANIZATION OR INCORPORATION)               IDENTIFICATION NUMBER)


                               171 SOUTH STREET
                        HOPKINTON, MASSACHUSETTS 01748
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (508) 435-1000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS:          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
     -------------------           -----------------------------------------
 Common Stock, $.01 par value               New York Stock Exchange


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

                     X
              Yes ______                              No _______

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by nonaffiliates of the registrant was $8,974,421,370 as of January 31, 1997.

  The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1997 was 245,752,403.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997.

                          FORWARD LOOKING STATEMENTS

   This Annual Report contains forward-looking statements as defined under the Federal Securities Laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware, software and service products for the multi-billion dollar market for mainframe, open systems and network attached storage systems. Since the introduction of its first Symmetrix Integrated Cached Disk Array ("ICDA") in 1991, EMC has rapidly become a leading supplier of intelligent enterprise storage and retrieval technology for both mainframe and open systems environments. These products are sold as storage solutions for customers utilizing a variety of the world's most popular computer system platforms, including, but not limited to, International Business Machines Corporation ("IBM") and IBM-compatible mainframes, Unisys Corporation ("Unisys"), Compagnie des Machines Bull S.A. ("Bull"), Hewlett-Packard Company ("HP"), NCR Corporation ("NCR"), Sequent Computer Systems, Inc. ("Sequent") and other open systems platforms. EMC's products provide solutions for a wide range of customer storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications.

  The Company's objective is to continue to be an enterprise storage solutions leader in the Information Technology ("IT") industry. EMC develops its products by integrating technologically advanced, industry standard components and devices with Company-designed proprietary hardware and software technology. The Company differentiates its products by incorporating hardware and software features that provide competitive advantages for EMC customers through high performance, high availability and heterogeneous connectivity.

  In the late 1980's, open systems computing, frequently referred to as client server computing, was emerging as a new, flexible and distributed model for development of new business applications. This contrasted with mainframe computing, characterized at that time by proprietary operating systems and large scale, centralized high performance computing platforms. The flexibility and distributed nature of open systems became the solution for customer departments or divisions that required quick turn-around of application changes to meet new market demands. Many customers considered open systems to be the alternative to the mainframe approach they had been dependent upon for years. A shift in focus toward development of new applications in the open systems market began increasing the need for more robust storage solutions.

  Historically, the use of both mainframe and open systems as key business application development platforms were looked at from a Central Processing Unit ("CPU")-centric approach, where the computing platform was placed at the center of a customer's Information Systems ("IS") architecture with all other required elements placed on the periphery. As the new applications became more important to companies' businesses, the volume of information increased significantly, as did the importance to such companies of managing such information to gain competitive advantage. EMC believes that companies are re-evaluating the way they manage information and have determined that a new information-centric model is required to satisfy the protection, management and sharing of mission critical information across the enterprise.

  This information-centric computing model defines what EMC believes is a significant growth opportunity, the Enterprise Storage market. An Enterprise Storage system stores and retrieves data from all major computing platforms, including mainframe and open systems environments. It acts as a shared central repository for information, providing common management, protection and information sharing capabilities. The product attributes provided by Enterprise Storage are expected to meet the demands of emerging enterprise application developments, such as Data Warehousing and Data Mining, Internet/Intranets, Year 2000 Compliance and European Currency Conversion. These developments are all considered to be major storage growth drivers for the IT industry.

  Enterprise Storage encompasses delivering a full suite of integrated products that combine EMC core competencies in the areas of hardware, software, and services with complementary third party products from selected partners and/or acquisitions. EMC believes it is highly qualified to meet its customers' needs for consolidation and sharing of information across platforms in an Enterprise Storage environment.

  The Company's principal hardware products are based on ICDA technology, which combines high-speed semiconductor cache memory managed by advanced caching algorithms, with industry standard disk drives. These products include two families of Symmetrix high speed ICDA-based storage systems, the Symmetrix 5000 family (introduced in 1992) and the Symmetrix 3000 family (introduced in June 1995), for the IBM and IBM-compatible mainframe, Unisys and Bull mainframe, IBM AS/400 and open systems storage markets.

  The customers for the Company's products are located worldwide and represent a cross section of industries and government agencies that range in size from FORTUNE 1000 companies to small businesses, and national to local governments. EMC products continue to be accepted widely by both existing customers and new accounts, including the top telecommunications companies worldwide and the largest banks in the United States. The Company has added more than 1,000 new customers in each of the last two years.

  The Company markets its products worldwide through a network of direct sales representatives, resellers, distributors and original equipment manufacturers ("OEMs"), including HP, NCR and Sequent.

  EMC, a Massachusetts corporation, was incorporated in 1979 and has its corporate headquarters located at 171 South Street, Hopkinton, Massachusetts.

COMPANY STRATEGY

  The Company's strategy incorporates the following key elements: innovative architectural design, proprietary software technology, multi-channel distribution focus and alliances.

 Innovative Architectural Design

  EMC believes its growth is partially the result of its ability to deliver advanced technologies to market quickly while maintaining a consistent platform upon which its customers can expand capacity, performance, connectivity and intelligent functionality. The Company's common hardware architecture on which its principal products are based, called MOSAIC:2000, is based upon a modular design and industry standard interfaces that allow new technologies to be incorporated more rapidly than with traditional architectures. Since 1991, MOSAIC:2000 has enabled Symmetrix high-performance storage to connect to an increasing variety of computer platforms, and assisted in extending the useful life of customers' storage and other computer-related assets, such as the CPU and networks. This architectural hardware design has enabled the Company to expand its offerings in existing markets and has enabled the Company to enter new, strategic markets quickly with proven storage products and services.

 Proprietary Software Technology

  With intelligent storage systems taking an increasingly central role in information-centric computing environments, a major strategic asset of the Company is the proprietary software utilized to provide primary and extended functionality for the Company's storage products. These software products are either EMC controller-based or host-based software. Controller-based software resides within the EMC system, while host-based software resides within the customer's CPU. This proprietary software provides significant flexibility, enabling the Company to scale hardware platforms for many customer application requirements.

  The primary functionality provided by the controller-based core software is advanced intelligence to the ICDA architecture; integrating industry standard hardware components, such as high speed cache memory, disk drives and other devices to enhance the performance, reliability, availability, connectivity and functionality of the Company's storage systems.

  Extended software technology is delivered via EMC's Intelligent Storage Architecture ("ISA") overlay to the MOSAIC:2000 hardware design. The ISA architecture enables an integration of controller and host-based software products that provide enterprise wide storage solutions in the areas of information sharing, business continuity, and information management applications. Certain Application Programming Interface ("API") modules have also been designed to allow further integration of EMC's Symmetrix family with selected independent software products, thus allowing customers to leverage and extend their software investments.

  Controller-based software is offered in both the mainframe and open systems storage markets. Examples of this software include: Symmetrix Remote Data Facility ("SRDF"), providing customer solutions to significantly reduce or eliminate the costs and business risk associated with planned and unplanned outages; Symmetrix Data Migration Services ("SDMS"), which is a combined software and services offering that enables customers to migrate mainframe data non-disruptively from older technology disk devices to Symmetrix 5000 systems while applications remain on-line; Symmetrix Enterprise Storage Platform ("Symmetrix ESP"), which the Company believes is the first step to the ultimate sharing of information across platform boundaries, which enables a single system from the Symmetrix 5000 family to simultaneously store both mainframe and open systems data; and Symmetrix Multihost Transfer Facility ("SMTF") information sharing software, which enables high performance bulk data transfer between mainframe and open systems platforms with minimal CPU intervention and without using expensive and slower network resources.

  The Company's host-based software products address the increasing complexity of enterprise information management. These products, the Symmetrix Manager and SRDF Host Component software for the mainframe and the Open Symmetrix Manager for open systems, offer a variety of monitoring and configuration control options for the Enterprise Storage environment. The Company also offers turnkey software solutions to address high-performance network attached storage backup and recovery requirements via EMC Data Manager ("EDM"), introduced in March 1996.

 Multi-Channel Distribution Focus

  The Company's strategy is to continue to use multiple channels of distribution to expand its worldwide markets for Enterprise Storage solutions. Specific targeted storage markets include: the IBM and IBM-compatible mainframe storage market, the open systems market, and the network attached storage market. In addition, the Company has adopted a multi-channel distribution approach to sell its products in those large geographic markets of the world which the Company believes have a demand for its products.

 Alliances

  The Company has entered into and intends to continue to enter into alliances with leading relational database companies, including, Oracle Corporation, Informix Software, Inc. and Sybase, Inc., and major independent software vendors in the applications arena. EMC's strategy is to work with leading software companies to provide added value to its customers, enhancing enterprise implementations and business effectiveness.

ENTERPRISE STORAGE MARKET

  The Company intends to continue to focus on the three core sectors of the Enterprise Storage market: mainframe, open systems and network-attached storage.

 Mainframe Market

  The mainframe storage market is estimated to be a multi-billion dollar market, which the Company has penetrated with its ICDA-based products.

  In 1991, EMC delivered the first Symmetrix series for the IBM and IBM-compatible mainframe storage market. Mainframes play an important role as enterprise information servers and are a key element of enterprise computing due to the following factors: recent emergence of information-centric computing models; the need for customers to leverage investments in legacy applications, processes and personnel; and new developments in lower-cost hardware technology. The Company believes this will increase the need for enterprise storage solutions.

  Symmetrix was the first commercially available intelligent disk storage system for this marketplace that integrated highly sophisticated controller software with large amounts of cache memory and arrays of industry standard 5.25", and more recently, 3.5" disk drives. This combination continues to provide customers with unique advantages and capabilities including: high performance disk storage; operating system independence for easy integration into existing computer environments; built-in redundancy and availability features allowing for higher data availability and continuous operations; and small footprint and low environmental requirements for low cost of ownership.

  Since the first Symmetrix model, with a maximum capacity of 24 gigabytes ("GB"), the Company has continued to enhance and increase the capabilities of the Symmetrix family. The Company's current mainframe product offering is the Symmetrix 5000 family which was expanded in January 1997. The Symmetrix 5000 family members share a common architecture and components, with the main differentiator being capacity and host connectivity capabilities. The Symmetrix 5000 family offers mainframe storage capacity from approximately 34 GB up to approximately 3 terabytes ("TB"). The Company believes that the Symmetrix 5000 family offers the highest performance and availability storage in the mainframe market.

  A significant factor in Symmetrix market success has been the unique controller-based software that all Symmetrix 5000 family members support. These include SRDF and SDMS as business continuance solutions, Symmetrix ESP for simultaneous support of mainframe and open systems computers, SMTF for high performance file transfer between mainframe and open systems computers, and application-specific software to satisfy unique computing needs of various industries such as transportation and finance.

  Additionally, EMC offers mainframe host-based software products, including Symmetrix Manager and SRDF Host Component, that improve the management of specific EMC systems and products.

  In March 1996, EMC entered a new segment of the mainframe market with a unique solution for high capacity applications that require disk-based storage and better application response time than can be provided by traditional off-line storage offerings. Extended-Online Storage ("EOS") has defined a new tier in the storage hierarchy, between traditional online disk storage and offline storage, such as tape or optical disk. EOS is targeted at specific business support applications that previously had no appropriate online storage platform. EOS provides over one TB of maximum capacity.

  Revenues to the mainframe market represented approximately 55%, 74%, and 85%, respectively, of EMC's 1996, 1995 and 1994 revenues.

 Open Systems Market

  The multi-billion dollar open systems market continues to demonstrate rapid growth in storage requirements primarily driven by continued deployment of new client/server applications. This market is characterized by a broad mix of computing platforms that offer customers the ability to quickly develop new applications required for today's highly competitive business environment. These computing platforms are offered by the largest computer manufacturers worldwide, including IBM, HP, NCR and Sequent. In June of 1995, EMC capitalized on its MOSAIC:2000 architecture and quickly brought products to the open systems market with the introduction of the Symmetrix 3000 family. The Symmetrix 3000 family delivered the performance, capacity, availability and features of mainframe-class storage to large-scale open database and other applications such as Data Warehousing and Internet/Intranets. Through its platform-independent technology, the Symmetrix 3000 family provides users of large relational databases and demanding client/server applications with fast, highly intelligent storage for multiple, heterogeneous UNIX, Windows NT, AS/400 and other open systems platforms.

  The Symmetrix 3000 family was expanded in January 1997 and supports storage capacity from approximately 34 GB to approximately 3 TB. In August 1996, the Company also made available EOS to satisfy the high-capacity requirements for new and emerging business support applications being developed on open systems platforms.

  The Symmetrix 3000 family also supports the SRDF software for mission critical information availability requirements, Symmetrix ESP for simultaneous support of mainframe and open systems computers and SMTF for high performance file transfer between mainframe and open systems computers. Additionally, EMC offers open systems host-based software products that improve the management of specific EMC systems and products, including Open Symmetrix Manager and the SRDF Control Option. In March 1996, the Company introduced EDM, an integrated network storage backup solution with intelligent proprietary software providing resource management to integrated disk and automated tape library hardware components. EDM offers high-performance, integrated network backup and recovery.

  EMC is currently engaging in research and development of software technology for the combined mainframe and open systems market in the areas of intelligent extracting and loading of customer databases. The Company believes that its investment in core technologies related to logical data management will accelerate adoption of the Company's Enterprise Storage model and facilitate consolidation and sharing of customer information.

  By late 1995, the new Symmetrix 3000 systems were quickly penetrating this highly competitive open systems market. In November 1995, EMC announced alliances with both HP and NCR (formerly AT&T Global Information Solutions), under which these two leading UNIX-based server suppliers now market Symmetrix 3000 systems worldwide with their high-end servers.

  In 1996, EMC expanded its existing reseller and OEM relationships with HP and Bull. In January 1997, EMC signed an agreement with Sequent to market and resell the Symmetrix 3000 family of products worldwide into its market. See "Reseller and OEM Channels."

  Revenues to the open systems market represented approximately 33% and 11% of EMC's revenues in 1996 and 1995, respectively.

 Network Attached Storage Market

  The network attached storage market is estimated to have high potential for storage requirements, which EMC's products have only recently begun to penetrate. The proliferation of local and wide-area networks has resulted in customers' reliance on networks for sharing large computer files (including image and video). This practice has resulted in significant network bottlenecks impacting companies' ability to effectively run business applications and the inefficient use of expensive network resources.

  In 1996, EMC announced availability of Symmetrix Network File Storage ("SNFS") and Symmetrix Network Media Server ("SNMS"), new high performance network attached storage solutions. This combination of EMC developed proprietary software, network director hardware components and the performance and availability attributes of Symmetrix focus on breaking the information bottlenecks that plague conventional CPU-based, general purpose file servers and on meeting the need for faster access to large quantities of information directly across the network.

  EMC is currently engaging in research and development of products for the network attached storage market in the areas of video storage and retrieval, centralized backup repository and other network data access services, such as the Internet.

  In December 1995, the Company completed the acquisition of McDATA Corporation ("McDATA"). McDATA designs, manufactures, markets and supports high performance information switching products, delivering innovative networking solutions for large-scale computing applications, including local, metropolitan and wide-area connectivity. McDATA's primary product is the ESCON Director, a high-speed fiber-optic-based network switch designed to connect computers and peripherals within data center environments. The ESCON Director is marketed by IBM under an exclusive OEM agreement with McDATA. The Company continues to evaluate joint technology ventures with McDATA to help position EMC at the center of the Enterprise Storage market, thereby permitting EMC to play an even more critical role in helping EMC's customers establish information-centric computing strategies.

MARKETING AND CUSTOMERS

  EMC markets its products through multiple distribution channels, including its direct sales force, selected distributors and OEMs. The Company has a direct sales presence throughout North America, Europe, South Africa and the Asia Pacific region and uses distributors as its primary distribution channel in other areas of the world. Over the past two years, the Company has expanded its sales and marketing organizations significantly in all major geographies of the world. In the second half of 1996, EMC began selling direct in Israel and established a subsidiary in Brazil, its first direct sales presence in Latin America.

  During 1996, the Company derived 59% of its product revenue from shipments into North and South America, 32% from shipments into Europe, the Middle East and Africa, and 9% from shipments into the Asia Pacific region. The Company has dedicated personnel to support the needs of its customers in the mainframe and open systems markets and also of its distributors and OEM customers, both domestically and internationally.

RESELLER AND OEM CHANNELS

  The Company believes that the MOSAIC:2000 architectural philosophy, and the flexibility it provides, make its products well suited for sale by resellers and OEMs in partnership with the Company. The Company believes that with its new open systems capabilities introduced in 1995 and 1996, revenues from the reseller and OEM market will increase. In response to the anticipated growth in the open systems market, the Company increased its sales channel capabilities by signing agreements with a number of Value Added Resellers ("VARs"), Systems Integrators ("SIs") and distributors during 1996. The Company's products are maintained and serviced by the Company, the reseller, distributor or OEM, or authorized third party providers.

  Since January 1992, EMC has had an agreement with Unisys for the sale of Unisys-compatible Symmetrix systems. Unisys has worldwide marketing rights to the Symmetrix and certain other products for use with Unisys systems, subject to certain terms and conditions.

  In February 1993, the Company first entered into an OEM agreement with Bull, granting Bull exclusive worldwide marketing rights, with the exception of Japan, to certain Symmetrix products for use with Bull mainframe computers as Bull's solution for all high speed disk requirements. In June 1995, certain systems in the Symmetrix 5000 family were added to this agreement. In March 1996, the Company extended this agreement to add the Symmetrix ESP for Bull's new generation of Sagister UNIX multiframe servers. In April 1996, an agreement was entered into with Bull to sell EMC's Symmetrix 3000 family of open systems products for connection to Bull's Escala and DPR/20 computers.

  On October 31, 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 family of systems worldwide for connection to HP's 9000 series computers. The agreement currently extends to June 30, 1997. In August 1996, EMC expanded its reseller agreement with HP to enable HP to market and sell EMC's Symmetrix 3000 family of open systems products worldwide for connection to HP's 3000 series computers.

  On November 2, 1995, the Company entered into an OEM agreement with NCR under which NCR markets and sells the Symmetrix 3000 family of systems under an NCR label worldwide for connection to NCR's WorldMark brand of enterprise server systems. The agreement currently extends to November 2, 1998.

  On January 29, 1997, the Company entered into a reseller agreement with Sequent under which Sequent will market and resell the Symmetrix 3000 family of systems worldwide for connection to Sequent's Symmetry series and NUMA-Q series computers. The agreement currently extends to January 29, 1999.

  The Company continues to maintain and grow long-standing relationships with key resellers and OEMs on a worldwide basis. In addition, the Company will continue to evaluate additional resellers and OEMs to satisfy business expansion in targeted worldwide markets.

  In 1996, the Company derived 19% of its product revenues from reseller and OEM channels.

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

COMPETITION

  In the mainframe storage market, EMC competes primarily with IBM, and to a lesser extent, Hitachi Data Systems and Amdahl Corporation. The Company believes that it has a number of competitive advantages over these companies, especially in the areas of product performance, value-added software capabilities, time to market enhancements and cost of ownership.

  In the open systems market, the Company's primary competition is provided by systems vendors, including IBM, Digital Equipment Corporation ("DEC") and Sun Microsystems Corporation ("Sun"). In the Company's opinion, the major competitive advantage of the open systems vendors is their overall market presence and ability to provide integrated CPU, storage and software packages. The Company believes that its major independent storage competitors in the open systems market are Data General Corporation and Symbios Logic, Inc. EMC believes that it has advantages over its open systems competitors in performance, capacity, availability, connectivity and software features.

BACKLOG

  The Company manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. Orders are generally shipped by the Company shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, the Company's backlog at any particular time is not meaningful, because it is not necessarily indicative of future sales levels.

EMPLOYEES

  As of January 31, 1997, EMC had approximately 4,800 employees worldwide including temporary employees. None of the Company's domestic employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

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

PATENTS

  EMC has been granted and/or owns by assignment nearly 100 United States patents. The Company also has over 150 patent applications pending in the U.S. relating to its products for the mainframe, midrange, open systems and network-attached storage markets.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company is active in primarily one business segment: designing, manufacturing and marketing high performance storage products. Information by geographic area is presented below with exports shown in their area of origin. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. In 1996, the U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

  Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions. (Amounts are in thousands.)

                                        EUROPE,
                          NORTH/SOUTH MIDDLE EAST,   ASIA                 CONSOLIDATED
                            AMERICA      AFRICA    PACIFIC   ELIMINATIONS    TOTAL
                          ----------- ------------ --------  ------------ ------------
1996
Sales...................  $1,441,935    $687,350   $144,367   $     --     $2,273,652
Transfers between
 areas..................      72,813     159,605        --     (232,418)          --
                          ----------    --------   --------   ---------    ----------
  Total Sales...........   1,514,748     846,955    144,367    (232,418)    2,273,652
Income (loss) from
 operations.............     334,547     167,964     (3,851)     (2,119)      496,541
Identifiable assets at
 year end...............   1,749,221     703,929    104,210    (263,814)    2,293,546
1995
Sales...................  $1,230,223    $567,303   $123,749   $     --     $1,921,275
Transfers between
 areas..................     134,073     141,003         10    (275,086)          --
                          ----------    --------   --------   ---------    ----------
  Total sales...........   1,364,296     708,306    123,759    (275,086)    1,921,275
Income from operations..     264,168     176,293      1,805      (6,487)      435,779
Identifiable assets at
 year end...............   1,669,928     144,081     77,923    (146,203)    1,745,729
1994
Sales...................  $  871,048    $449,467   $ 56,977   $     --     $1,377,492
Transfers between
 areas..................     123,587      61,577        110    (185,274)          --
                          ----------    --------   --------   ---------    ----------
  Total sales...........     994,635     511,044     57,087    (185,274)    1,377,492
Income (loss) from
 operations.............     155,544     196,658        (97)     (1,573)      350,532
Identifiable assets at
 year end...............   1,230,883     171,233     36,437    (121,053)    1,317,500

ITEM 2. PROPERTIES

  The Company's operations are conducted at several locations in the United States and abroad. The following table provides certain information on the Company's principal offices and manufacturing facilities:

   LOCATION         USE                      APPROX. SQ. FT. PROPERTY INTEREST
   --------         ---                      --------------- -----------------
   171 South St.    Marketing, Research and      285,000           owned
   Hopkinton, MA    Development,
                    Manufacturing
   42 South St.     Customer Demonstration        63,000           owned
   Hopkinton, MA    Center, Administration
   35 Parkwood      Corporate &                  160,000          leased
   Drive            Administration
   Hopkinton, MA
   5-9 Technology   Customer Service, OEM        265,000          leased
   Dr.              Sales, Quality, Research
   Milford, MA      and Development,
                    Manufacturing
   45 South Street  Manufacturing                 36,000          leased
   Hopkinton, MA
   65 South Street  Research and Development      26,000          leased
   Hopkinton, MA
   8-12 Avenue E    Manufacturing                 60,000          leased
   Hopkinton, MA
   80 South St.     Manufacturing                156,000           owned
   Hopkinton, MA
   Cork, Ireland    Manufacturing                180,000           owned
   McDATA           Research and                  90,000          leased
   Corporation      Development,
                    Manufacturing

  The Company is currently expanding its facility in Ireland by 20,000 square feet for administrative use. The Company also leases space for its sales and service offices and certain research and development facilities worldwide, and owns land in the Hopkinton, Massachusetts area for possible expansion purposes.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

  On September 16, 1996, the Company was served with civil investigative demands by the Antitrust Division of the United States Department of Justice in connection with the Department's investigation into the agreement dated June 7, 1996 between IBM and Storage Technology Corporation (the "IBM/STK Agreement"). The Justice Department is gathering evidence to determine whether the IBM/STK Agreement has been, is, or may be in violation of the federal Sherman Antitrust Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

NAME                        AGE POSITION
----                        --- --------
Richard J. Egan............  60 Chairman of the Board and Director
Michael C. Ruettgers.......  54 President, Chief Executive Officer and Director
L. Daniel Butler...........  58 Senior Vice President, Customer Service
Raymond Fortune............  57 Senior Vice President, International Sales
Michael A. Klayko..........  42 Senior Vice President, North American
                                Sales/Services
Richard P. Lehane..........  49 Senior Vice President, Worldwide Manufacturing
Colin G. Patteson..........  47 Senior Vice President, Chief Administrative
                                Officer and Treasurer
James B. Rothnie...........  48 Senior Vice President, Corporate Marketing
Paul T. Dacier.............  39 Vice President and General Counsel
William J. Teuber, Jr......  45 Vice President and Chief Financial Officer

  Richard J. Egan is a founder of the Company and has served as a Director since the Company's inception in 1979. He was elected Chairman of the Board of the Company in January 1988. Prior to January 1988, he was also President of EMC. From 1979 to January 1992, he was Chief Executive Officer of the Company. He is also a director of Cognition Corporation, a CAD/CAM software supplier.

  Michael C. Ruettgers served as Executive Vice President, Operations of EMC from July 1988 to October 1989, when he became President. From October 1989 to January 1992, Mr. Ruettgers served as Chief Operating Officer of EMC. In January 1992, he became Chief Executive Officer and in May 1992, he was elected a Director of the Company. Before joining EMC, he was Chief Operating Officer at Technical Financial Services, Incorporated, a high technology consulting company, from February 1987 to July 1988. He is also a director of Cross Comm, Inc., a manufacturer of computer network products, and Commonwealth Energy System, a public utility company.

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

  Michael A. Klayko joined EMC in March 1996 as Senior Vice President, North American Sales and became Senior Vice President, North American Sales/Services in January 1997. From August 1992 to February 1996, Mr. Klayko was Worldwide Marketing Manager, Computer Systems Organization at Hewlett-Packard Company, a computer manufacturer. From 1979 to 1992, Mr. Klayko held various positions in marketing and sales at IBM Corporation, a computer manufacturer.

  Richard P. Lehane joined EMC in February 1988 as General Manager of EMC's manufacturing facility in Cork, Ireland and became Senior Vice President, Worldwide Manufacturing of EMC in November 1996. Prior to joining EMC, Mr. Lehane held several senior level management positions in manufacturing at Wang Laboratories, Inc., a computer manufacturer.

  Colin G. Patteson served as European Controller of EMC from January 1989 to March 1991 and as Corporate Controller from March 1991 to April 1995. From April 1995 to February 1997, Mr. Patteson was Vice President, Chief Financial Officer and Treasurer of EMC, when he became Senior Vice President, Chief Administrative Officer and Treasurer. Mr. Patteson has been a Vice President of EMC since February 1993.

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

  William J. Teuber, Jr. joined EMC in August 1995 as Vice President and Controller and became Vice President and Chief Financial Officer in February 1997. From 1988 to August 1995, Mr. Teuber was a partner at Coopers & Lybrand L.L.P., an accounting firm.

                               ----------------

  Richard J. Egan, Chairman of the Board and a Director, is the husband of Maureen E. Egan, a Director of the Company. He also is the brother-in-law of
W. Paul Fitzgerald, a Director of the Company. W. Paul Fitzgerald is the brother of Maureen E. Egan. John R. Egan, a Director of the Company, is the son of Richard J. and Maureen E. Egan.

                               ----------------

  The President and Treasurer are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified. The other executive officers are appointed to serve in such positions and serve at the pleasure of the Board of Directors.

                               ----------------

  EMC/2/, EMC, Symmetrix, ICDA, MOSAIC: 2000, SRDF, SDMS, EDM and SMTP are trademarks of EMC Corporation. WorldMark is a trademark of NCR Corporation. IBM and ESCON are trademarks of IBM Corporation. Escala is a trademark of Bull. Symmetry and NUMA-Q are trademarks of Sequent.

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

  The following table sets forth the range of high and low prices on the New York Stock Exchange for the past two years during the fiscal periods shown.

        FISCAL 1996                                                 HIGH   LOW
        -----------                                                ------ ------
        First Quarter............................................. $22.00 $15.50
        Second Quarter............................................  23.13  18.00
        Third Quarter.............................................  23.13  17.00
        Fourth Quarter............................................  34.63  22.00
        FISCAL 1995                                                 HIGH   LOW
        -----------                                                ------ ------
        First Quarter............................................. $23.25 $14.75
        Second Quarter............................................  25.88  16.63
        Third Quarter.............................................  27.38  17.75
        Fourth Quarter............................................  19.13  13.13

  As of January 31, 1997, there were approximately 4,480 holders of record of the Company's Common Stock.

  The Company has never paid cash dividends on its Common Stock. While subject to periodic review, the current policy of its Board of Directors is to retain all earnings primarily to provide funds for the continued growth of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                EMC CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              FISCAL YEAR ENDED
                         ------------------------------------------------------------
                         DECEMBER 31, DECEMBER 30, DECEMBER 31, JANUARY 1, JANUARY 2,
                             1996         1995         1994        1994       1993
                         ------------ ------------ ------------ ---------- ----------
SUMMARY OF OPERATIONS:
Revenues................  $2,273,652   $1,921,275   $1,377,492   $782,621   $385,706
Operating income........     496,541      435,779      350,532    180,428     48,575
Net income..............     386,229      326,845      250,668    127,122     29,508
Net income per weighted
 average common share
 (fully diluted)(1).....  $     1.56   $     1.34   $     1.10   $   0.60   $   0.16
Weighted average common
 shares
 (fully diluted)(1).....     251,431      248,296      234,255    217,225    190,548
BALANCE SHEET DATA:
Working capital.........  $1,336,634   $  959,595   $  600,341   $516,876   $149,335
Total assets............   2,293,546    1,745,729    1,317,500    829,646    338,780
Long-term
 obligations(2).........     191,234      245,845      286,106    274,029     76,093
Stockholders' equity....  $1,636,789   $1,140,301   $  727,641   $419,094   $168,266

--------
(1) In addition to common stock equivalents, fully diluted earnings per share for 1996, 1995, 1994 and 1993 reflect the dilutive effects of the Company's 4 1/4% Convertible Subordinated Notes due 2001 (the "4 1/4% Notes"). Fully diluted earnings per share for 1995 (through conversion date), 1994, 1993 and 1992 reflect the dilutive effects of the Company's 6 1/4% Convertible Subordinated Debentures due 2002 (the "Debentures").
(2) Excludes current portion of long-term debt. Approximately $143 million of the long-term obligations at December 31, 1996 were converted to equity on January 2, 1997. See Note J to Notes to the Consolidated Financial Statements in the Company's filing on Form 10-K for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors that May Affect Future Results" beginning on page 18.

  The following table presents certain consolidated statement of operations information stated as a percentage of total revenues.

                                                  FISCAL YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 31, DECEMBER 30, DECEMBER 31,
                                            1996         1995         1994
                                        ------------ ------------ ------------
   REVENUES
   Mainframe...........................     54.9%        74.3%        85.4%
   Open Systems........................     33.3         10.6          1.8
   McDATA(1)...........................      8.0          8.3          --
   Other...............................      1.4          4.6         10.3
                                           -----        -----        -----
   Net sales...........................     97.6         97.8         97.5
   Service and rental income...........      2.4          2.2          2.5
                                           -----        -----        -----
   TOTAL REVENUE.......................    100.0        100.0        100.0
   COST AND EXPENSES
   Cost of sales and service...........     54.9         52.2         47.9
   Research and development............      7.1          8.5          8.6
   Selling, general and
    administrative.....................     16.2         16.6         18.1
                                           -----        -----        -----
   OPERATING INCOME....................     21.8         22.7         25.4
   Investment income and interest
    expense, net.......................      1.0          0.6          0.5
   Other income/(expense), net.........      --           0.2         (0.1)
                                           -----        -----        -----
   Income before income taxes..........     22.8         23.5         25.8
   Provision for income taxes..........      5.8          6.5          7.6
                                           -----        -----        -----
   NET INCOME..........................     17.0%        17.0%        18.2%
                                           =====        =====        =====

--------
(1) The Company acquired McDATA in December 1995. Financial statements for periods prior to 1995 were not restated due to immateriality.

REVENUES

  Total revenues for 1996 were $2,273,652,000 compared to $1,921,275,000 for 1995, an increase of $352,377,000 or 18%. The increase in revenues was due primarily to the continued strong demand for the Company's series of ICDA based products, particularly the open systems products which include the Symmetrix 3000 series of products. Total revenues for 1995 compare to $1,377,492,000 for 1994, an increase of $543,783,000 or 39%. Software revenues are included in the product revenues for the respective mainframe and open systems markets.

  Revenues from products sold directly and through OEMs into the mainframe storage market were $1,248,138,000 in 1996, $1,428,379,000 in 1995 and
$1,177,014,000 in 1994; a decrease of $180,241,000 or 13% from 1995 to 1996, and an increase of $251,365,000 or 21% from 1994 to 1995. The decrease in mainframe revenues in 1996 reflects price erosion for storage-related products in this market partially offset by increased unit sales. The Company expects further declines in the mainframe revenue levels and revenue as a percentage of total revenues in 1997.

  Revenues from products sold into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $757,662,000 in 1996, $200,981,000 in 1995 and $24,323,000 in 1994. Revenues in this market in 1996 increased to approximately 3.8 times 1995 revenues. The open systems market represented 33% of the Company's total revenue in 1996, compared to 11% in 1995. The Company expects further growth in open systems revenue levels and revenue as a percentage of total revenues in this market throughout 1997.

  Revenues from products sold by McDATA, which include the ESCON Director series of products, were $180,540,000 in 1996 and $160,205,000 in 1995, an increase of $20,335,000 or 13%.

  Revenues from all other products, which include the midrange series of products, were $31,952,000 in 1996, $88,650,000 in 1995 and $141,728,000 in
1994; a decrease of $56,698,000 or 64% from 1995 to 1996, and a decrease of $53,078,000 or 37% from 1994 to 1995. These decreases are primarily attributable to the declines in midrange series revenues.

  Revenues from service and rental income were $55,360,000 in 1996, $43,060,000 in 1995 and $34,427,000 in 1994; an increase of $12,300,000 or 29%
from 1995 to 1996, and an increase of $8,633,000 or 25% from 1994 to 1995.

  In October 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 series of systems worldwide for connection to HP's 9000 series computers. This agreement was expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series of computers. The current agreement extends to June 30, 1997. Revenues for 1996 under this agreement were $287,352,000 or 12.6% of total revenues. Revenues for 1995 were not significant.

  Revenues on sales into the markets of North and South America were $1,346,222,000 in 1996 compared to $1,148,237,000 in 1995, an increase of
$197,985,000 or 17%. This increase was primarily due to growth in sales of the Company's products in the open systems storage market. Total revenues for 1995 compare to $865,687,000 in 1994, an increase of $282,550,000 or 33%. The U.S.
market amounted to greater than 95% of the Company's revenues in the North and South America segment.

  International revenues were $942,781,000 or 41% of total revenues in 1996 compared to $773,038,000 or 40% of total revenues in 1995. The Company expects further increases in international sales as a percentage of total revenues throughout 1997.

  Revenues on sales into the markets of Europe, Africa and the Middle East were $720,792,000 in 1996 compared to $631,378,000 in 1995, an increase of
$89,414,000 or 14%. This increase was primarily due to growth in sales of the Symmetrix series of products in the open systems storage market. During 1996 the Company opened a sales office in Israel. During 1995, the Company opened sales offices in South Africa, Sweden, Denmark, Norway and Finland. Total revenues for 1995 compare to $439,524,000 in 1994, an increase of $191,854,000 or 44%.

  Revenues on sales into the markets in the Asia Pacific region were $206,638,000 in 1996 compared to $141,660,000 in 1995, an increase of
$64,978,000 or 46%. This increase is primarily due to growth in sales of the Symmetrix series of products in the mainframe storage market. During 1995, the Company opened sales offices in Korea and Singapore. Total revenues for 1995 compare to $72,281,000 in 1994, an increase of $69,379,000 or 96%.

GROSS MARGINS

  Gross margins decreased to 45.1% in 1996, compared to 47.8% in 1995 and 52.1% in 1994. These decreases are primarily attributable to the impact of price declines in the mainframe and open systems storage markets being greater than the impact of cost declines in raw material components. During the second half of 1996, the rate of price declines moderated which, together with total revenue growth, increased software revenues and revenues from new Symmetrix products, resulted in an increased gross margin percentage for that period as compared to the first half of 1996. Software revenues were approximately $76,438,000 in 1996. Software revenues were not significant in 1995. In 1995, cost of goods sold included one-time charges of approximately $31,000,000, net of tax, relating to end-of-life products and other inventory. The Company currently believes that price declines will continue.

RESEARCH AND DEVELOPMENT

  Research and development ("R&D") expenses were $161,088,000, $162,611,000 and $117,922,000 in 1996, 1995 and 1994, respectively. As a percentage of revenues, R&D expenses were 7.1%, 8.5% and 8.6% in 1996, 1995 and 1994, respectively. The decrease in R&D spending levels in 1996 over 1995 reflects the consolidation of domestic development efforts and the capitalization of software development costs primarily related to specific software products. The decrease was partially offset by the cost of additional technical staff, especially to support development for products in the open systems storage market, and depreciation expenses associated with capital equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D in 1997.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative ("SG&A") expenses were $367,073,000, $320,009,000 and $249,004,000 in 1996, 1995 and 1994, respectively. As a percentage of revenues, SG&A expenses were 16.2%, 16.6% and 18.1% in 1996, 1995 and 1994, respectively. The dollar increase in 1996 over 1995 is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to capture market share for its open systems storage products. The Company has expanded the international direct sales force, particularly in the Asia Pacific region, as well as OEM, alliance and partnership programs with applications, systems and database vendors. Expenses in 1995 include approximately $8,000,000 of costs related to the acquisition of McDATA. SG&A expenses are expected to increase in dollar terms during 1997.

INVESTMENT INCOME AND INTEREST EXPENSE

  Investment income increased to $34,476,000 in 1996 from $23,620,000 in 1995 and $21,619,000 in 1994. Interest income was earned primarily from investments in cash equivalents and investments. Investment income increased in 1996 over 1995 primarily due to higher average cash and investment balances primarily generated from operations.

  Interest expense decreased to $11,967,000 in 1996, from $12,857,000 in 1995 and $15,311,000 in 1994. The decrease in 1996 from 1995 is primarily due to conversions of the Debentures in April 1995. Interest expense in 1996 was primarily due to the 4 1/4% Notes, all of which were converted to Common Stock by January 2, 1997.

PROVISION FOR TAXES

  The provision for income taxes was $133,245,000 in 1996, $123,976,000 in 1995 and $104,716,000 in 1994, respectively, which resulted in effective tax rates of 25.7%, 27.5% and 29.5% in 1996, 1995 and 1994, respectively. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies and benefits related to offshore manufacturing.

FINANCIAL CONDITION

  Cash and cash equivalents and short and long-term investments were $840,858,000 and $504,904,000 at December 31, 1996 and December 30, 1995,
respectively, an increase of $335,954,000. In 1996, cash and cash equivalents increased by $116,749,000.

  Cash provided by operating activities was $483,375,000. This was primarily generated from net income and working capital management. Cash used by investing activities was $374,763,000 principally for additions to property, plant and equipment and the purchase of investments. Cash provided by financing activities was $8,718,000, principally due to proceeds from stock option exercises offset by repurchases of Common Stock. In November 1996, the Board of Directors rescinded the program under which Common Stock had been repurchased during 1996.

  In November 1996, the Company announced that it would redeem on January 1, 1997 all outstanding 4 1/4% Notes. The aggregate principal amount of the 4 1/4% Notes outstanding at the time of announcement was $229,498,000. The 4 1/4% Notes, issued by EMC in December 1993 and January 1994 in an amount totaling $230 million, were generally convertible into shares of Common Stock of the Company at any time prior to the redemption date at a conversion price of $19.84 per share. At December 31, 1996, the holders of approximately $87 million principal amount had elected to convert the 4 1/4% Notes to Common Stock. On January 2, 1997, the Company paid approximately $65,000 to redeem 4 1/4% Notes outstanding and the remainder converted into Common Stock.

  The Company has available for use its credit line of $50,000,000 and may elect to borrow at any time. In February 1997, the Company announced its intention to issue and offer for sale up to approximately $517,500,000 Convertible Subordinated Notes due 2002 in an offering exempt from the registration requirements of the Federal Securities Laws. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available line of credit and the net proceeds to the Company from the sale of the Notes described above will be adequate to finance its operations as well as potential acquisitions.

  To date, inflation has not had a material impact on the Company's financial results.

  The Company will adopt Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company believes that adoption will not have a material effect on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in EMC's other filings at the U.S. Securities and Exchange Commission.

UNEVEN PATTERN OF QUARTERLY RESULTS

  There has been a historic and recurring "hockey stick" pattern of the Company's quarterly sales, by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter, making prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increasing the risk of unanticipated variations in quarterly results and financial condition.

  This pattern of sales is itself believed to be the result of many factors including the significant size of EMC's average product price in relation to its customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter; the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business; and, at times, seasonal influences, as well as the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the next year's first quarter.

  The "hockey stick" pattern of the Company's sales also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity accordingly. Substantial variance of orders from the predicted demand may limit the Company's ability to assemble, test and ship orders received in the last weeks and days of each quarter, which could adversely affect quarterly revenues and earnings.

  In addition, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and the Company's backlog at any particular time is not necessarily indicative of future sales levels. This is because the Company manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers; orders are generally shipped by the Company shortly after receipt of the order; and customers may reschedule orders with little or no penalty. These are additional factors making the prediction of revenues extremely difficult. Further, any unexpected decline in revenues without a corresponding and timely slowdown in expenses could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITION

  There is strong competition in the computer data storage industry. EMC competes with many companies in the mainframe and open systems markets, certain of which have substantially greater financial and technological resources, larger distribution capabilities, earlier access to customers and greater overall customer loyalty than EMC. In the mainframe market, EMC competes primarily with IBM. In the open systems market, the Company's primary competition is provided by systems vendors, including IBM, DEC and Sun. In the Company's opinion, the major competitive advantage of the open systems vendors is their overall market presence and ability to provide integrated CPU, storage and software packages. EMC's business may be adversely affected by the announcement or introduction of new products by its competitors, price reductions of its competitors' equipment or services and the implementation of certain marketing strategies by its competitors. As a significant number of EMC's products are designed to be fully compatible with IBM computers and IBM operating systems, EMC's business could also be adversely affected by modifications in the design or configuration of IBM computer systems.

PRICING

  Competitive pricing pressures exist in the computer storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. There also has been and may continue to be a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share, which cannot be foreseen by the Company. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

  To date, the Company has been able to manage its component and product design costs. However, there can be no assurance that the Company will be able to continue to achieve reductions in component and product design costs. The relative and varying rates of product price and component cost declines could have an adverse effect on the Company's earnings.

DEPENDENCE ON SUPPLIERS

  The Company purchases certain components and products from suppliers who EMC believes are currently the only suppliers of those components or products that meet EMC's requirements. Among the most important components that EMC uses are disk drives and high density memory components ("DRAMs"). Disk drives are a key component of the Company's products and the Company currently purchases substantially all of its disk drives from a single supplier. EMC purchases DRAMs from a small number of qualified suppliers. A failure by any supplier of disk drives, high density DRAMs or other components to meet EMC's delivery or quality requirements for an extended period of time could have a material adverse effect on EMC. The Company is currently transitioning its product line from use of 5.25^ 9 GB disk drives to new 3.5^ 9 GB and 5.25^ 23 GB disk drive technologies. This transition may intensify the above risks. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company has experienced delays in deliveries of disk drives and high density

DRAMs needed to satisfy orders for its ICDA products. The Company is currently working with such vendors to proactively maintain and/or improve component quality standards and also continues to seek alternative sources of supply. If such shortages and/or performance problems were to intensify, the Company could lose some time-sensitive customer orders which could adversely affect quarterly revenues and earnings. The adverse effect of a supplier's failure to meet EMC's requirements may be intensified by the "hockey stick" pattern of the Company's sales and the necessity of meeting critical manufacturing schedules.

NEW PRODUCTS

  Technology and user needs change rapidly in the computer data storage industry, which requires ongoing technological development and introduction of new products. Sales of the Symmetrix series of products constitute the principal source of revenues for EMC and such sales are expected to continue to be the principal source of its revenues in the near future. EMC expects competition in the sale of ICDA products to increase, and there can be no assurance that the Symmetrix series of products will continue to achieve market acceptance. Significant delays in the development of ICDA technology for future products or product enhancements would be to the advantage of EMC's competitors. Furthermore, the continued development of ICDA technology and its incorporation into EMC's future generations of products cannot be assured even with significant additional investments.

  Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, including competitors' responses to the introductions, and the desire by customers to evaluate new, more expensive products for longer periods of time.

CHANGE IN REGULATIONS

  The Company's business, results of operations and financial condition could be adversely affected if laws, regulations or standards relating to the Company or its products were newly implemented or changed.

MANUFACTURING RISKS

  EMC's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing occur on the part of EMC or its suppliers, EMC may experience a rate of failure in its products that results in substantial repair or replacement costs and potential damage to EMC's reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs will be critical factors in the future growth of EMC. EMC frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that EMC's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products, especially the Symmetrix series of products, will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to EMC's reputation, any of which could have a substantial adverse effect on EMC's operations and ultimately on its financial results.

INDIRECT CHANNELS OF DISTRIBUTION

  In 1996, the Company derived a significant percentage of its product revenues from reseller and OEM channels. A substantial portion of these reseller and OEM revenues stems from the Company's reseller agreement with HP, which currently expires in June of 1997. The Company's financial results could be adversely affected if such contracts were terminated, if the Company's relationship with such resellers or OEMs were to deteriorate or if the financial condition of its resellers and OEMs were to weaken. In addition, the Company is currently experiencing growth in the transition from the mainframe to the open systems market. In this regard, the Company may have an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. If the Company is not successful, the Company may lose certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential orders.

ALLIANCES

  Many of the Company's products are marketed in conjunction with the products of other vendors, and the Company plans to continue its strategy of developing key alliances. There can be no assurance that the Company will be successful in its ongoing strategic partnerships or that the Company will be able to find further suitable business relationships as it develops new products. Any failure to continue or expand such relationships could have a material adverse effect on the Company's business, financial condition and results of operation.

  There can be no assurance that the Company's distributors and strategic partners, many of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company, or form competing arrangements with the Company's competitors.

INTERNATIONAL SALES

  A substantial portion of the Company's revenues is derived from sales outside the United States. In addition, a substantial portion of the Company's products are manufactured outside of the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

MANAGEMENT OF GROWTH

  The Company has a history of rapid growth. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, forecast revenues and control expenses. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

DEPENDENCE UPON KEY PERSONNEL

  The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled personnel is intense in the high technology industry. There can be no assurance that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations or financial condition.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS

  No assurance can be given that the Company's patent applications will issue as patents or that any patents that may issue will provide the Company with adequate protection for the covered products or technology. Additionally, there can be no assurance that the Company's confidentiality agreements will adequately protect its trade secrets, know-how or other proprietary information. Further, there can be no assurance that the Company's activities will not infringe on the patents or proprietary rights of others or that the Company will be able to obtain licenses to any technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Although the Company has significantly increased its patents and patent applications, the rapidly changing technology of the computer industry makes EMC's future success dependent upon the technical competence and creative skills of its personnel rather than on existing patent protection.

RISKS ASSOCIATED WITH FUTURE ACQUISITIONS

  As part of its business strategy, the Company may make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any such future acquisitions or investments would be accompanied by the risks commonly encountered in an acquisition of a business. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and customers, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

VOLATILITY OF STOCK PRICE

  The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international economic factors unrelated to the Company's performance. Because of these reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the
Board of Directors of EMC Corporation:

  We have audited the accompanying consolidated balance sheets of EMC Corporation as of December 31, 1996 and December 30, 1995, and the related consolidated statements of income, cash flows and stockholders' equity and the financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Corporation as of December 31, 1996 and December 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 23, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      DECEMBER 31, DECEMBER 30,
                                                          1996         1995
                                                      ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................  $  496,377   $  379,628
 Short-term investments..............................     230,981          --
 Trade and notes receivable less allowance for
  doubtful accounts of $7,368 and $7,062,
  respectively.......................................     627,409      550,473
 Inventories.........................................     336,581      330,160
 Deferred income taxes...............................      43,421       44,061
 Other assets........................................      19,367       14,633
                                                       ----------   ----------
Total current assets.................................   1,754,136    1,318,955
Long-term investments................................     113,500      125,276
Notes receivable, net................................      20,013       26,497
Property, plant and equipment, net...................     276,387      218,901
Deferred income taxes................................      16,664        9,200
Intangible assets, net...............................      52,382       20,078
Other assets.........................................      60,464       26,822
                                                       ----------   ----------
   Total assets......................................  $2,293,546   $1,745,729
                                                       ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations............  $    7,058   $      915
 Accounts payable....................................     172,871      111,721
 Accrued expenses....................................     122,562      130,596
 Income taxes payable................................     104,899      107,717
 Deferred revenue....................................      10,112        8,411
                                                       ----------   ----------
Total current liabilities............................     417,502      359,360
Deferred revenue.....................................       2,019          223
Deferred income taxes................................      46,002          --
Long-term obligations:
 4 1/4% convertible subordinated notes due 2001......     142,720      229,598
 Notes payable and other noncurrent liabilities......      48,514       16,247
                                                       ----------   ----------
Total liabilities....................................     656,757      605,428
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
 Series Preferred Stock, par value $.01; authorized
  25,000,000 shares, none outstanding................         --           --
 Common Stock, par value $.01; authorized 500,000,000
  shares; issued 238,239,672 and 232,517,845, in 1996
  and 1995, respectively.............................       2,382        2,325
 Additional paid-in capital..........................     463,687      350,989
 Deferred compensation...............................      (7,027)      (2,140)
 Retained earnings...................................   1,172,828      786,599
 Cumulative translation adjustment...................       4,919        3,766
 Treasury stock, at cost, none and 2,646,453 shares
  in 1996 and 1995, respectively.....................         --        (1,238)
                                                       ----------   ----------
   Total stockholders' equity........................   1,636,789    1,140,301
                                                       ----------   ----------
     Total liabilities and stockholders' equity......  $2,293,546   $1,745,729
                                                       ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 31, DECEMBER 30, DECEMBER 31,
                                            1996         1995         1994
                                        ------------ ------------ ------------
Revenues:
  Net sales............................  $2,218,292   $1,878,215   $1,343,065
  Service and rental...................      55,360       43,060       34,427
                                         ----------   ----------   ----------
                                          2,273,652    1,921,275    1,377,492
Costs and expenses:
  Cost of sales and service............   1,248,950    1,002,876      660,034
  Research and development.............     161,088      162,611      117,922
  Selling, general and administrative..     367,073      320,009      249,004
                                         ----------   ----------   ----------
Operating income.......................     496,541      435,779      350,532
Investment income......................      34,476       23,620       21,619
Interest expense.......................     (11,967)     (12,857)     (15,311)
Other income/(expense), net............         424        4,279       (1,456)
                                         ----------   ----------   ----------
Income before taxes....................     519,474      450,821      355,384
Income tax provision...................     133,245      123,976      104,716
                                         ----------   ----------   ----------
Net income.............................  $  386,229   $  326,845   $  250,668
                                         ==========   ==========   ==========
Net income per weighted average share,
 primary...............................  $     1.57   $     1.36   $     1.18
                                         ==========   ==========   ==========
Net income per weighted average share,
 fully diluted.........................  $     1.56   $     1.34   $     1.10
                                         ==========   ==========   ==========
Weighted average shares, primary.......     249,295      245,386      218,046
Weighted average shares, fully
 diluted...............................     251,431      248,296      234,255


   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                           --------------------------------------
                                           DECEMBER 31, DECEMBER 30, DECEMBER 31,
                                               1996         1995         1994
                                           ------------ ------------ ------------
Cash flows from operating activities:
 Net income..............................   $ 386,229    $ 326,845    $ 250,668
 Adjustments to reconcile net income to
  net cash provided/(used) by operating
  activities:
  Depreciation and amortization..........      86,949       53,617       32,728
  Deferred income taxes, net.............      39,178       (6,587)     (18,267)
  Net loss on disposal of property and
   equipment.............................       1,125          635          262
  Tax benefit from stock options
   exercised.............................      17,746       11,165       26,698
  Changes in assets and liabilities:
   Trade and notes receivable............     (69,103)    (156,719)    (221,708)
   Inventories...........................      (6,480)     (74,351)    (133,159)
   Other assets..........................     (24,433)     (30,984)     (19,526)
   Accounts payable......................      61,458      (16,061)      78,698
   Accrued expenses......................      (9,955)      22,432       46,448
   Income taxes payable..................      (2,836)      49,275       34,629
   Deferred revenue......................       3,497       (1,889)         (65)
                                            ---------    ---------    ---------
    Net cash provided by operating
     activities..........................     483,375      177,378       77,406
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Additions to property, plant and
  equipment..............................    (125,973)     (92,200)    (108,968)
 Proceeds from sales of property and
  equipment..............................       1,441           39          445
 Capitalized software development costs..     (24,693)      (5,000)         --
 Purchase of patents.....................      (6,333)         --           --
 Maturity of short-term and long-term
  investments............................     206,061       67,284       18,478
 Purchase of short-term and long-term
  investments............................    (425,266)     (16,929)    (143,717)
                                            ---------    ---------    ---------
    Net cash used by investing
     activities..........................    (374,763)     (46,806)    (233,762)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Issuance of common stock................      33,181       19,438        9,596
 Purchase of treasury stock..............     (27,457)        (415)        (320)
 Issuance of 4 1/4% convertible
  subordinated notes due 2001, net of
  issuance costs.........................         --           --        29,350
 Payment of long-term and short-term
  obligations............................      (1,295)     (10,735)      (1,272)
 Issuance of long-term and short-term
  obligations............................       4,289          545       11,715
                                            ---------    ---------    ---------
    Net cash provided by financing
     activities..........................       8,718        8,833       49,069
                                            ---------    ---------    ---------
Effect of exchange rate changes on cash..        (581)        (283)       2,493
Net increase/(decrease) in cash and cash
 equivalents.............................     117,330      139,405     (107,287)
Cash and cash equivalents at beginning of
 period..................................     379,628      240,506      345,300
                                            ---------    ---------    ---------
Cash and cash equivalents at end of
 period..................................   $ 496,377    $ 379,628    $ 240,506
                                            =========    =========    =========
Non-cash activity--conversions of
 debentures and notes....................   $  85,636    $  39,535    $  19,726
       --patents acquired by notes and
        other payables...................   $  37,416          --           --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                       --------------------------------------------------------------------------------------------------
                          COMMON STOCK                                                  TREASURY STOCK
                       ------------------ ADDITIONAL DEFERRED             CUMULATIVE  --------------------      TOTAL
                                    PAR    PAID-IN   COMPEN-    RETAINED  TRANSLATION                       STOCKHOLDERS'
                         SHARES    VALUE   CAPITAL    SATION    EARNINGS  ADJUSTMENT    SHARES      COST       EQUITY
                       ----------- ------ ---------- --------  ---------- ----------- ----------  --------  -------------
Balance January 1,
 1994................. 189,936,120 $1,899  $226,668  $(3,552)  $  193,045   $1,537     2,607,996  $   (503)  $  419,094
 Exercise of stock
  options.............   5,361,342     54     8,548      --           --       --            --        --         8,602
 Tax benefit from
  stock options
  exercised...........         --     --     26,698      --           --       --            --        --        26,698
 Grant of stock
  options.............         --     --         49      (49)         --       --            --        --           --
 Issuance of common
  stock pursuant to
  bond and note
  conversions.........   6,440,580     64    19,662      --           --       --            --        --        19,726
 Amortization of
  deferred
  compensation........         --     --        --       994          --       --            --        --           994
 Purchase of treasury
  stock...............         --     --        --       --           --       --         19,471      (320)        (320)
 Cumulative
  translation
  adjustment..........         --     --        --       --           --     2,179           --        --         2,179
 Net income...........         --     --        --       --       250,668      --            --        --       250,668
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
Balance, December 31,
 1994................. 201,738,042  2,017   281,625   (2,607)     443,713    3,716     2,627,467      (823)     727,641
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
 Pooling of interests
  with McDATA
  Corporation.........  13,567,112    136     1,794      --        16,041      --            --        --        17,971
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
 Balance as restated.. 215,305,154  2,153   283,419   (2,607)     459,754    3,716     2,627,467      (823)     745,612
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
 Exercise of stock
  options.............   4,303,305     43    16,454      --           --       --            --        --        16,497
 Tax benefit from
  stock options
  exercised...........         --     --     11,165      --           --       --            --        --        11,165
 Grant of stock
  options.............         --     --        545     (545)         --       --            --        --           --
 Issuance of common
  stock pursuant to
  bond conversions....  12,909,386    129    39,406      --           --       --            --        --        39,535
 Amortization of
  deferred
  compensation........         --     --        --     1,012          --       --            --        --         1,012
 Purchase of treasury
  stock...............         --     --        --       --           --       --         18,986      (415)        (415)
 Cumulative
  translation
  adjustment..........         --     --        --       --           --        50           --        --            50
 Net income...........         --     --        --       --       326,845      --            --        --       326,845
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
Balance, December 30,
 1995................. 232,517,845  2,325   350,989   (2,140)     786,599    3,766     2,646,453    (1,238)   1,140,301
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
 Exercise of stock
  options.............   1,342,896     13     2,422      --           --       --     (3,946,453)   28,695       31,130
 Tax benefit from
  stock options
  exercised...........         --     --     17,746      --           --       --            --        --        17,746
 Grant of stock
  options.............         --     --      6,938   (6,938)         --       --            --        --           --
 Issuance of common
  stock pursuant to
  bond conversions....   4,378,931     44    85,592      --           --       --            --        --        85,636
 Amortization of
  deferred
  compensation........         --     --        --     2,051          --       --            --        --         2,051
 Purchase of treasury
  stock...............         --     --        --       --           --       --      1,300,000   (27,457)     (27,457)
 Cumulative
  translation
  adjustment..........         --     --        --       --           --     1,153           --        --         1,153
 Net income...........         --     --        --       --       386,229      --            --        --       386,229
                       ----------- ------  --------  -------   ----------   ------    ----------  --------   ----------
Balance, December 31,
 1996................. 238,239,672 $2,382  $463,687  $(7,027)  $1,172,828   $4,919           --        --    $1,636,789
                       =========== ======  ========  =======   ==========   ======    ==========  ========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. COMPANY

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware and software products and related services for the mainframe, open systems and network attached computer storage markets worldwide. These products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, International Business Machines Corporation ("IBM") and IBM-compatible mainframe, Unisys Corporation ("Unisys"), Compagnie des Machines Bull S.A. ("Bull"), Hewlett-Packard Company ("HP"), NCR Corporation ("NCR"), Sequent Computer Systems, Inc. ("Sequent") and other open systems platforms.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

 Basis of Presentation

  On September 23, 1996, EMC elected to change its fiscal year end from a fiscal basis which would have ended on December 28, 1996 to a calendar year end basis ending on December 31, 1996. This change was reported on Form 8-K on October 4, 1996. The effect on the Company's results of operations was not material.

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

  Separate company results for 1995 before the combinations were consummated were as follows:

                                                   PERIOD ENDED DECEMBER 6, 1995
                                                   -------------------------------
                                                      REVENUES      NET INCOME
                                                   --------------- ---------------
     EMC.......................................... $ 1,402,059,000 $ 197,303,000
     McDATA.......................................     148,253,000    41,748,000
                                                   --------------- -------------
       Total...................................... $ 1,550,312,000 $ 239,051,000
                                                   =============== =============

  The Company acquired several other companies in the last three years, all accounted for using the purchase method, which were not significant to its financial position or results of operations. Under the purchase method,

                                EMC CORPORATION
the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of acquisition.

  At December 31, 1996 and December 30, 1995 the net book value of goodwill associated with acquisitions was $12,870,000 and $15,070,000, respectively. Goodwill is being amortized on a straight line basis over five years and is included in intangible assets, net. Accumulated amortization was $6,996,000 and $3,186,000 on December 31, 1996 and December 30, 1995, respectively.

  The Company implemented Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of based upon the excess of the carrying amount of such assets over their fair values. The Company was generally in conformance with this standard prior to adoption and therefore the implementation did not have a material effect on its financial statements.

 Revenue Recognition

  The Company generally recognizes revenue from product sales at the time the products are shipped provided no significant vendor obligations remain and the resulting receivable is deemed collectible by management. Upon shipment, the Company provides for estimated product returns and the estimated cost that may be incurred for product warranties. Revenue from rentals is recorded on a monthly basis over the life of the contracts. Revenue from sales-type leases is recognized at the net present value of expected future payments. Service revenue is recognized over the contractual period or as services are rendered.

 Foreign Currency Translation

  The local currency is the functional currency of sales operations in Canada, South America, Europe, South Africa and the Asia Pacific region (except Hong
Kong). Assets and liabilities of these operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period, except for inventories and property, plant and equipment which are translated at historical exchange rates. The Company's operations in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar. Consolidated transaction results included in other income/(expense), net were gains of $1,044,000 in 1996 and $1,667,000 in 1995, and losses of $1,072,000 in 1994.

 Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid investments with a remaining maturity of ninety days or less at the time of purchase. These investments are stated at cost plus accrued interest, which approximates market.

 Investments

  The Company's investments are comprised primarily of debt securities which are held-to-maturity. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

                                EMC CORPORATION

 Statement of Cash Flows Supplemental Information

                                                1996        1995        1994
                                             ----------- ----------- -----------
     Cash paid for:
       Income taxes......................... $78,651,000 $70,389,000 $76,539,000
       Interest.............................  11,428,000  12,965,000  10,854,000

 Inventories

  Inventories are stated at the lower of cost (first in, first out) or market, not in excess of net realizable value.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

        Furniture and fixtures.................................. 7 years
        Equipment............................................... 3-7 years
        Transportation equipment................................ 5-10 years
        Improvements............................................ 5 years
        Buildings............................................... 25-31 1/2 years

  When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in operations.

 Capitalized Software Development Costs

  Research and development costs are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design. Such costs are amortized on a straight-line basis over two years. Unamortized software development costs were approximately $22,508,000 and $5,000,000 at December 31, 1996 and December 30, 1995,
respectively, and are included in other assets, noncurrent. In 1996 amortization expense was $7,185,000. No amortization expense was recorded in 1995.

 Income Taxes

  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note H). Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise.

  The Company does not provide for U.S. income tax liability on undistributed earnings of its foreign subsidiaries, except Puerto Rico. All income and tollgate tax obligations for the Company's Puerto Rican subsidiary ("EMC Caribe") were settled in 1996. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings.

                                EMC CORPORATION

 Net Income Per Share

  Net income per share was computed on the basis of weighted average common and dilutive common share equivalents outstanding. Weighted average shares outstanding and earnings used in the per share computations reflect the dilutive effects of stock options, the Company's 4 1/4% Convertible Subordinated Notes due 2001 (the "Notes") and 6 1/4% Convertible Subordinated Debentures due 2002 (the "Debentures"). Net income for computation of earnings per share includes an add back of $5,296,000, $6,224,000 and $7,620,000 for fully diluted and $5,296,000, $5,855,000 and $5,838,000 for primary, in 1996,
1995 and 1994, respectively, representing interest expense on the Notes and Debentures, net of its tax effect.

C. INVESTMENTS

  The following tables summarize the composition of the Company's short and long-term investments and includes cash equivalents of $256,943,000 and $168,614,000 at December 31, 1996 and December 30, 1995, respectively.

                                                          DECEMBER 31, 1996
                                                      -------------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                      ------------ ------------
U.S. corporate debt securities....................... $412,318,000 $412,137,000
U.S. government and agencies.........................  100,231,000  100,418,000
Foreign debt securities..............................   88,875,000   89,617,000
                                                      ------------ ------------
  Total.............................................. $601,424,000 $602,172,000
                                                      ============ ============
                                                          DECEMBER 30, 1995
                                                      -------------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                      ------------ ------------
U.S. corporate debt securities....................... $259,288,000 $260,171,000
U.S. government and agencies.........................   24,602,000   24,653,000
Foreign debt securities..............................   10,000,000   10,075,000
                                                      ------------ ------------
  Total.............................................. $293,890,000 $294,899,000
                                                      ============ ============

  The contractual maturities of investments and cash equivalents held at December 31, 1996 and December 30, 1995 are as follows:

                                                          DECEMBER 31, 1996
                                                      -------------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                      ------------ ------------
Due within one year.................................. $487,924,000 $488,220,000
Due after one year through five years................  111,648,000  112,104,000
Due after five years through ten years...............          --           --
Due after ten years..................................    1,852,000    1,848,000
                                                      ------------ ------------
  Total.............................................. $601,424,000 $602,172,000
                                                      ============ ============

                                EMC CORPORATION

                                                          DECEMBER 30, 1995
                                                      -------------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                      ------------ ------------
Due within one year.................................. $168,614,000 $168,614,000
Due after one year through five years................  109,424,000  110,412,000
Due after five years through ten years...............   14,102,000   14,027,000
Due after ten years..................................    1,750,000    1,846,000
                                                      ------------ ------------
  Total.............................................. $293,890,000 $294,899,000
                                                      ============ ============

  The net unrealized gain of $748,000 at December 31, 1996 consisted of gross unrealized gains of $1,241,000 and gross unrealized losses of $493,000. The net unrealized gain of $1,009,000 at December 30, 1995 consisted of gross unrealized gains of $1,372,000 and gross unrealized losses of $363,000.

  Investment income consists principally of interest income, including interest on notes receivable from sales-type leases.

D. INVENTORY

  Inventories consist of:

                                                       DECEMBER 31, DECEMBER 30,
                                                           1996         1995
                                                       ------------ ------------
     Purchased parts.................................. $ 16,610,000 $ 22,870,000
     Work-in-process..................................  210,445,000  150,216,000
     Finished goods...................................  109,526,000  157,074,000
                                                       ------------ ------------
                                                       $336,581,000 $330,160,000
                                                       ============ ============

  The Company wrote off approximately $31,000,000, net of tax, of inventory in the fourth quarter of 1995, primarily relating to end-of-life products and other inventory, and other inventory-related adjustments.

E. LEASING TRANSACTIONS

  Notes receivable are primarily from installment sales of the Company's products. The payment schedule for such notes at December 31, 1996 is as follows:

     1997.......................................................... $19,845,000
     1998..........................................................  12,224,000
     1999..........................................................  10,501,000
     2000..........................................................   3,220,000
     2001..........................................................     967,000
                                                                    -----------
     Face value....................................................  46,757,000
     Less amounts representing interest............................   5,863,000
                                                                    -----------
     Present value.................................................  40,894,000
     Current portion...............................................  20,881,000
                                                                    -----------
     Long-term portion............................................. $20,013,000
                                                                    ===========

  Implicit interest rates range from approximately 8% to 9%.

                                EMC CORPORATION

  Actual cash collections may differ, however, due to customer early buyouts, upgrades and refinancings.

  The Company receives proceeds for its sales-type leases through third-party financing arrangements with various financial institutions on a nonrecourse basis, which may be either collateralized by a lien on the equipment, which is returned to the Company at the end of the lease, or title to the equipment may pass to the funding source at the time of financing. Residuals values recorded by the Company for equipment under leases at December 31, 1996 and December 30, 1995 were $24,602,000 and $10,871,000, respectively, and are included in other assets, noncurrent.

F. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of:

                                                     DECEMBER 31,  DECEMBER 30,
                                                         1996          1995
                                                     ------------  ------------
     Furniture and fixtures......................... $ 11,498,000  $  8,950,000
     Equipment......................................  313,283,000   260,882,000
     Transportation equipment.......................    8,821,000       873,000
     Buildings and improvements.....................   76,427,000    53,748,000
     Land...........................................    2,964,000     1,870,000
     Construction in progress.......................   43,988,000    20,273,000
                                                     ------------  ------------
                                                      456,981,000   346,596,000
     Accumulated depreciation....................... (180,594,000) (127,695,000)
                                                     ------------  ------------
                                                     $276,387,000  $218,901,000
                                                     ============  ============

G. ACCRUED EXPENSES

  Accrued expenses consist of:

                                                      DECEMBER 31, DECEMBER 30,
                                                          1996         1995
                                                      ------------ ------------
     Salaries and benefits........................... $ 62,617,000 $ 67,007,000
     Warranty........................................   20,870,000   17,798,000
     Other...........................................   39,075,000   45,791,000
                                                      ------------ ------------
                                                      $122,562,000 $130,596,000
                                                      ============ ============

H. INCOME TAXES

  The Company's provision for income taxes consists of:

                                         1996          1995          1994
                                     ------------  ------------  ------------
     Federal and state
       Current...................... $ 88,208,000  $123,927,000  $108,459,000
       Deferred.....................   39,394,000    (5,867,000)  (18,421,000)
                                     ------------  ------------  ------------
                                      127,602,000   118,060,000    90,038,000
                                     ------------  ------------  ------------
     Foreign
       Current......................    5,859,000     6,636,000    14,524,000
       Deferred.....................     (216,000)     (720,000)      154,000
                                     ------------  ------------  ------------
                                        5,643,000     5,916,000    14,678,000
                                     ------------  ------------  ------------
     Total provision for income
      taxes......................... $133,245,000  $123,976,000  $104,716,000
                                     ============  ============  ============

                                EMC CORPORATION

  Net undistributed earnings of foreign subsidiaries at December 31, 1996 and December 30, 1995 approximated $545,945,000 and $388,411,000, respectively. Based on the Company's policy of indefinite reinvestment in non-U.S. operations, it is not currently practicable to determine the tax liability associated with the repatriation of these earnings. Income before income taxes for foreign operations for 1996, 1995 and 1994 approximated $163,177,000, $172,933,000 and $152,363,000, respectively.

  A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                              1996   1995  1994
                                                              -----  ----  ----
     Statutory federal tax rate..............................  35.0% 35.0% 35.0%
     State taxes, net of federal tax benefits................   3.0   3.6   2.6
     International tax benefits.............................. (10.8) (8.5) (7.2)
     Tax credits.............................................   (.8) (1.4)  (.7)
     Other...................................................   (.7) (1.2)  (.2)
                                                              -----  ----  ----
                                                               25.7% 27.5% 29.5%
                                                              =====  ====  ====

  The Company's manufacturing facility in Ireland incurs a 10% tax rate on income from manufacturing operations until the year 2010. The Company's Puerto Rico operation ("EMC Caribe") benefited from a ten year exemption which expired in 1995, on up to 90% of its income as a result of the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico. EMC Caribe ceased manufacturing operations in February 1994 and was liquidated in January 1997.

  The components of the current and noncurrent deferred tax assets and liabilities as of December 31, 1996 and December 30, 1995 were as follows:

                                                         1996         1995
                                                     ------------  -----------
     Current deferred tax assets/(liabilities):
     Accounts receivable...........................  $ 11,517,000  $10,499,000
     Inventory.....................................    16,336,000   27,580,000
     Other liabilities.............................     7,440,000    5,793,000
     Other assets..................................     8,128,000    8,273,000
     Puerto Rico tollgate tax......................           --    (8,084,000)
                                                     ------------  -----------
       Total current deferred tax assets...........  $ 43,421,000  $44,061,000
                                                     ============  ===========
     Noncurrent deferred tax assets:
     Fixed assets..................................     4,852,000    2,756,000
     Intangible assets.............................     4,069,000          --
     Net operating loss carryforwards..............    10,933,000    9,984,000
     Research and development credit carryforward..     1,342,000    1,144,000
     Other.........................................     2,830,000    2,113,000
     Valuation reserve.............................    (7,362,000)  (6,797,000)
                                                     ------------  -----------
     Subtotal......................................    16,664,000    9,200,000
                                                     ------------  -----------
     Deferral of lease revenue.....................   (37,082,000)         --
     Software development costs....................    (8,920,000)         --
                                                     ------------  -----------
     Subtotal......................................   (46,002,000)         --
                                                     ------------  -----------
       Total noncurrent deferred tax
        assets/(liabilities).......................  $(29,338,000) $ 9,200,000
                                                     ============  ===========

                                EMC CORPORATION

  The valuation allowance on December 31, 1996 and December 30, 1995 provided reserves against non-U.S. operating loss carryforwards which may expire before the Company can utilize them. The realization of the remaining deferred tax assets is more likely than not.

  The Company has net operating loss carryforwards as of December 31, 1996 which are summarized as follows:

                                                             CARRYFORWARD PERIOD
                                           APPROXIMATE VALUE DURING WHICH LOSSES
     COUNTRY                                IN U.S. DOLLARS      WILL EXPIRE
     -------                               ----------------- -------------------
     France...............................    $15,867,000     5 years/1997-1999
     Japan................................      2,756,000     5 years/1999-2000
     United States........................      9,155,000    15 years/2002-2008

  The U.S. losses relate to the pre-acquisition losses of companies acquired. The losses in France relate to a wholly-owned subsidiary of EMC in France and the losses of Japan relate to a 95% owned subsidiary of EMC in Japan.

  The Company is currently undergoing an examination of its 1992, 1993 and 1994 tax returns by the Internal Revenue Service. The Company believes its financial position appropriately reflects its income tax obligations.

I. EMPLOYEE COMPENSATION PLANS

  The Company has established a deferred compensation program for certain employees which is qualified under Section 401(k) of the federal tax laws.

  The Company intends, at the end of each calendar quarter, to make a contribution that matches 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, will provide an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation. However, the Company's matching contribution per participant has a quarterly limit of $500. The Company's contribution amounted to approximately $3,836,000 in 1996, $3,124,000 in 1995 and $2,277,000 in 1994, pursuant to this formula.

  Costs associated with certain postretirement or postemployment benefit plans other than plans that exist in certain foreign subsidiaries as required by law are not significant.

J. COMMITMENTS AND LONG-TERM OBLIGATIONS

 Operating Lease Commitments

  The Company leases office and warehouse facilities under various operating leases. Facilities rent expense amounted to $12,196,000, $11,095,000, and $10,277,000 in 1996, 1995 and 1994, respectively. The Company's commitments under its operating leases are as follows:

                                                                    OPERATING
     FISCAL YEAR                                                      LEASES
     -----------                                                   ------------
     1997......................................................... $ 43,690,000
     1998.........................................................   33,722,000
     1999.........................................................   14,242,000
     2000.........................................................    4,418,000
     2001.........................................................    3,397,000
     Thereafter...................................................   10,686,000
                                                                   ------------
     Total minimum lease payments................................. $110,155,000
                                                                   ============

                                EMC CORPORATION

 Lines of Credit

  EMC has a line of credit providing a maximum of $50,000,000 at LIBOR plus 30 basis points. At December 31, 1996 and December 30, 1995, there were no borrowings outstanding. The Company must maintain certain minimum financial ratios including a minimum level of working capital and tangible net worth upon utilization of the line of credit.

 4 1/4% Notes

  In November 1996, the Company announced that it would redeem on January 1, 1997 all outstanding 4 1/4% convertible subordinated notes due 2001 (the "Notes"). The aggregate principal amount of the Notes at the time of announcement was $229,498,000. The Notes, issued by EMC in December 1993 and January 1994 in an amount totaling $230 million, were generally convertible into shares of Common Stock of the Company at any time prior to the redemption date at a conversion price of $19.84 per share.

  At December 31, 1996, the holders of approximately $87 million principal amount had elected to convert the Notes to common stock. On January 2, 1997, the Company paid approximately $65,000 to redeem Notes outstanding and the remainder converted into Common Stock.

 Long-Term Obligations

  The Company has a $14,000,000 mortgage collateralized by the Company's primary U.S. manufacturing facility. The mortgage is payable in monthly installments, calculated on a 30 year amortization schedule at 10.5%, with a lump sum payment of approximately $12,835,000 due on April 1, 1999.

 IDA Grant

  The Industrial Development Authority ("IDA") of Ireland has granted the Company a total of $5,189,000 towards the purchase price and improvements to the Company's facility in Ireland. The grants are included in long-term obligations and are amortized over the related estimated useful lives of the assets purchased of twenty-five years for building improvements and seven years for purchase equipment. Remaining unamortized grants at December 31, 1996 are $4,555,000, of which $324,000 is current and $4,231,000 is long-term.

 Purchase of Patent Portfolio

  In February 1996, the Company acquired a patent portfolio valued at $40 million. Payments of $5 million have been made to date with the remainder due in annual installments over five years. The asset is being amortized over the estimated useful life of five years and is included in intangible assets, net. Accumulated amortization at December 31, 1996 was approximately $7,333,000.

                                EMC CORPORATION

  Payments remaining on the above commitments and other noncurrent liabilities (excluding the IDA grant) are as follows:

     FISCAL YEAR
     -----------
     1997.......................................................... $ 8,169,000
     1998..........................................................  11,746,000
     1999..........................................................  20,140,000
     2000..........................................................   7,010,000
     2001..........................................................   7,000,000
                                                                    -----------
     Total minimum payments........................................  54,065,000
     Less amounts representing interest............................   3,048,000
                                                                    -----------
     Present value of net payments.................................  51,017,000
     Current portion...............................................   6,734,000
                                                                    -----------
     Long-term portion............................................. $44,283,000
                                                                    ===========

K. STOCKHOLDERS' EQUITY

 Preferred Stock

  The Company's Series Preferred Stock may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of the Company.

 Common Stock Repurchase Program

  In January 1996, the Company's Board of Directors authorized the repurchase of up to 15 million shares of the Company's Common Stock over a five year period. As of December 31, 1996, the Company had repurchased 1,300,000 shares of Common Stock for approximately $27,000,000, all of which has been reissued in connection with stock option exercises.

  In November 1996, the Company announced that its Board of Directors had rescinded the program to avoid any potential issues regarding pooling of interests treatment.

 Stock Option Plans

  The Board of Directors and stockholders adopted the EMC Corporation 1993 and 1985 Stock Option Plans (the "1993 Plan" and the "1985 Plan," respectively) to provide qualified incentive stock options and nonqualified stock options to key employees. A total of 8,000,000 and 36,000,000 shares of Common Stock have been reserved for issuance under the 1993 Plan and the 1985 Plan, respectively.

  Under the terms of the 1993 Plan and the 1985 Plan, the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted under the 1993 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value which is $.01 per share. In the event that nonqualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16") not less than par value which is $.01 per share, and in the case of employees subject to Section 16, not less than 50% of the fair market value at the time of grant. Since May 1995, no new incentive stock options have been available for grant under the 1985 Plan.

                                EMC CORPORATION

  In 1996, an officer was granted options to purchase 250,000 shares of Common Stock at $9.25, representing 50% of the per share fair market value at the date of grant and vesting over five years. In 1994, an employee was granted options to purchase 5,000 shares of Common Stock at $9.94, representing 50% of the per share fair market value at the date of grant and vesting over five years. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the respective vesting periods of the options.

  The 1992 EMC Corporation Stock Option Plan for Directors (the "Directors Plan") was adopted by the stockholders in May 1992. A total of 1,800,000 shares of Common Stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the per share fair market value of Common Stock at the date of grant.

  In 1996, a director was granted options to purchase 500,000 shares of Common Stock at $9.25, representing 50% of the per share fair market value at the date of grant. In 1995, two directors were granted options to purchase 80,000 shares of Common Stock at $6.81, representing 50% of the per share fair market value at the date of grant. The discounts from fair market value have been recorded as deferred compensation and are being amortized over the three year vesting period of the options.

  Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When nonqualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised.

  As of December 31, 1996, options exercisable under the 1993 Plan, the 1985 Plan and the Directors Plan (the "Plans") approximated 2,279,997 and shares available for future option grants approximated 1,864,420. In general, options become exercisable in equal annual installments over the first five years after the date of grant and expire after ten years. The vesting schedule has been amended for newly granted formula options under the Directors Plan to a period of three years instead of five years so as to conform to a director's period of election to the Board of Directors. Formula options granted subsequent to the amendment will be exercisable in increments of 33 1/3% for the shares covered thereby on each of the first through third anniversaries of the grant.

                                EMC CORPORATION

 Supplemental Disclosures for Stock-Based Compensation

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

  Activity under the Plans for the year ended December 31, 1996 is as follows:

                                                                       WTD. AVG.
                                                           NUMBER OF   EXERCISE
                                                             SHARES      PRICE
                                                           ----------  ---------
     Outstanding, January 1, 1994......................... 19,003,271   $ 4.05
     Granted..............................................  2,647,260    16.31
     Canceled.............................................   (891,200)   13.16
     Exercised............................................ (4,974,124)    2.06
                                                           ----------   ------
     Outstanding, December 31, 1994....................... 15,785,207     6.24
     Options Relating to McDATA Merger....................    493,387     0.86
     Granted..............................................  2,814,503    21.33
     Canceled............................................. (1,415,043)   12.55
     Exercised............................................ (4,163,707)    2.58
                                                           ----------   ------
     Outstanding, December 30, 1995....................... 13,514,347     9.66
     Granted..............................................  4,213,969    17.28
     Canceled.............................................   (685,561)   17.37
     Exercised............................................ (4,610,172)    4.71
                                                           ----------   ------
     Outstanding, December 31, 1996....................... 12,432,583   $13.61
                                                           ==========   ======

  Summarized information about stock options outstanding at December 31, 1996 is as follows:

                                                           EXERCISABLE
                                                        ------------------
                                    WEIGHTED
                                      AVG.     WEIGHTED           WEIGHTED
                        NUMBER OF   REMAINING    AVG.               AVG.
        RANGE OF         OPTIONS   CONTRACTUAL EXERCISE NUMBER OF EXERCISE
     EXERCISE PRICES   OUTSTANDING    LIFE      PRICE    OPTIONS   PRICE
     ---------------   ----------- ----------- -------- --------- --------
      $ 0.29- 3.71      2,615,064      5.6      $ 2.03   914,225   $ 1.93
        6.47-11.42      1,744,863      7.7        8.05   231,913     7.34
       12.44-18.50      5,090,346      8.5       16.75   725,035    14.61
       18.75-26.50      2,982,310      8.6       21.57   408,824    21.59

  Options exercisable at December 30, 1995 and December 31, 1994 were 2,509,050 and 1,957,632, respectively.

                                EMC CORPORATION

  The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                    1996   1995
                                                                    -----  ----
     Dividend yield................................................  none  none
     Expected volatility........................................... 45.0%  50.0%
     Risk-free interest rate.......................................  6.5%   6.3%
     Expected life.................................................  5.0    5.0

     Weighted average fair value of options granted at fair value dur-
      ing:
       1996............................................................  $ 9.17

                                                                         ======
       1995............................................................  $11.04

                                                                         ======
     Weighted average fair value of options granted below fair value at date of grant during:
       1996............................................................  $12.63

                                                                         ======
       1995............................................................  $ 9.39

                                                                         ======

  Had compensation cost for the Company's 1996 and 1995 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                               NET INCOME PER
                                                 NET INCOME  FULLY DILUTED SHARE
                                                ------------ -------------------
     As reported:
       1996.................................... $386,229,000        $1.56
       1995....................................  326,845,000         1.34
     Pro forma:
       1996.................................... $378,336,000        $1.53
       1995....................................  323,200,000         1.33

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

 Employee Stock Purchase Plan

  In January 1989, the Board of Directors adopted the 1989 Employee Stock Purchase Plan (the "1989 Plan"). Under the 1989 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 4,900,000 shares have been reserved for issuance under the 1989 Plan. Shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. The Company issued 679,177 and 139,598 shares in 1996 and 1995, respectively. The weighted average fair values of options granted at fair value under the 1989 Plan during 1996 and 1995 were $4.64 and $6.54, respectively.

L. LITIGATION

  The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

                                EMC CORPORATION

M. FINANCIAL INSTRUMENTS

 Off-Balance-Sheet Risk

  The Company enters into forward exchange and foreign currency option contracts to hedge foreign currency cash flows on a continuing basis for periods consistent with its committed exposures. The Company does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the underlying transactions being hedged. The maximum amount of foreign currency contracts outstanding during 1996 and 1995 was $257,401,000 and $228,750,000, respectively. At December 31, 1996 and December 30, 1995, the Company had $257,401,000, and $202,031,000 of forward exchange contracts outstanding, respectively. At December 30, 1995, the Company had $10,000,000 of foreign currency options outstanding.

 Fair Value

  The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, investments, accounts receivable, current portion of long term debt, and accounts payable approximate fair value due to the short maturities of these instruments.

N. RISKS AND UNCERTAINTIES

  The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the uneven pattern of quarterly results, competition, competitive pricing pressures, dependence on suppliers, new products, changes in regulations, manufacturing risks, reliance on indirect channels of distribution, strategic relationships, international sales, management of growth, dependence upon key personnel, enforcement of the Company's intellectual property rights and future acquisitions.

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

  In 1996, Hewlett-Packard Company represented 12.6% of the Company's total revenues. During 1995 and 1994, no single customer accounted for greater than 10% of the Company's revenues.

O. SEGMENT INFORMATION

  The Company is active in primarily one business segment: designing, manufacturing and marketing a wide range of storage-related hardware and software products and related services. Information by geographic area is presented below with exports shown in their area of origin. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment.

                                EMC CORPORATION

  Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                                (in thousands)

                                         EUROPE
                          NORTH/SOUTH MIDDLE EAST,   ASIA                 CONSOLIDATED
                            AMERICA      AFRICA    PACIFIC   ELIMINATIONS    TOTAL
                          ----------- ------------ --------  ------------ ------------
1996
Sales...................  $1,441,935    $687,350   $144,367   $     --     $2,273,652
Transfers between
 areas..................      72,813     159,605        --     (232,418)          --
                          ----------    --------   --------   ---------    ----------
Total sales.............   1,514,748     846,955    144,367    (232,418)    2,273,652
Income (loss) from
 operations.............     334,547     167,964     (3,851)     (2,119)      496,541
Identifiable assets at
 year end...............   1,749,221     703,929    104,210    (263,814)    2,293,546
1995
Sales...................  $1,230,223    $567,303   $123,749   $     --     $1,921,275
Transfers between
 areas..................     134,073     141,003         10    (275,086)          --
                          ----------    --------   --------   ---------    ----------
Total sales.............   1,364,296     708,306    123,759    (275,086)    1,921,275
Income from operations..     264,168     176,293      1,805      (6,487)      435,779
Identifiable assets at
 year end...............   1,669,928     144,081     77,923    (146,203)    1,745,729
1994
Sales...................  $  871,048    $449,467   $ 56,977   $     --     $1,377,492
Transfers between
 areas..................     123,587      61,577        110    (185,274)          --
                          ----------    --------   --------   ---------    ----------
Total sales.............     994,635     511,044     57,087    (185,274)    1,377,492
Income (loss) from
 operations.............     155,544     196,658        (97)     (1,573)      350,532
Identifiable assets at
 year end...............   1,230,883     171,233     36,437    (121,053)    1,317,500

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   (in thousands, except per share amounts)

                                            Q1 1996  Q2 1996  Q3 1996  Q4 1996
                                            -------- -------- -------- --------
1996
Net sales, service and rental.............. $521,487 $545,017 $550,754 $656,394
Gross profit...............................  228,323  240,076  244,316  311,987
Net income.................................   84,545   87,054   90,347  124,283
Net income per share, (fully diluted)...... $   0.35 $   0.36 $   0.37 $   0.50
                                            Q1 1995  Q2 1995  Q3 1995  Q4 1995
                                            -------- -------- -------- --------
1995
Net sales, service and rental.............. $448,116 $478,553 $475,460 $519,146
Gross profit...............................  230,008  246,791  235,183  206,417
Net income.................................   85,449   94,111   85,158   62,127
Net income per share, (fully diluted)...... $   0.35 $   0.38 $   0.35 $   0.26

  The first three quarters of 1995 have been restated to reflect the acquisition of McDATA, accounted for as a pooling of interests.

  On September 23, 1996, EMC elected to change its fiscal year end from a fiscal basis which would have ended on December 28, 1996 to a calendar basis ending on December 31, 1996. The effect on the Company's results of operations was not material.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1996. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a)

  1. Financial Statements

  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 47 are filed as part of this report.

  2. Schedule

  The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 47 is filed as part of this report.

  3. Exhibits

  See Index to Exhibits page 48 of this report.

  The exhibits are filed with or incorporated by reference in this report.

  (b) Reports on Form 8-K.

  On October 4, 1996, the registrant filed a report (Date of Report: October 4, 1996) on Form 8-K reporting, under Item 8, a change in its fiscal year end from December 28, 1996 to December 31, 1996.

  On October 10, 1996, the registrant filed a report (Date of Report: October 10, 1996) on Form 8-K reporting, under Item 5, that it was served with civil investigative demands by the Antitrust Division of the United States Department of Justice in connection with the Department's investigation into the agreement dated June 7, 1996 between International Business Machines Corporation and Storage Technology Corporation. The Justice Department is gathering evidence to determine whether the IBM/STK Agreement has been, is, or may be in violation of the federal Sherman Antitrust Act.

  On December 12, 1996, the registrant filed a report (Date of Report:
November 25, 1996) on Form 8-K reporting, under Item 5, that on January 1, 1997 it would redeem all of its outstanding 4 1/4% convertible subordinated notes due 2001. The registrant also reported that its Board of Directors had rescinded the Company's Common Stock repurchase program due to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin 96.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, EMC CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 27, 1997.

                                          EMC CORPORATION

                                                    /s/ Richard J. Egan
                                          By: _________________________________
                                                      RICHARD J. EGAN
                                                   CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED AS OF FEBRUARY 27, 1997.

              SIGNATURE                                  TITLE

         /s/ Richard J. Egan                Chairman of the Board (Principal
-------------------------------------        Executive Officer) and Director
           RICHARD J. EGAN

      /s/ Michael C. Ruettgers           President and Chief Executive Officer
-------------------------------------                 and Director
        MICHAEL C. RUETTGERS

        /s/ Colin G. Patteson                 Senior Vice President, Chief
-------------------------------------     Administrative Officer and Treasurer
          COLIN G. PATTESON                   (Principal Financial Officer)

     /s/ William J. Teuber, Jr.            Vice President and Chief Financial
-------------------------------------    Officer (Principal Accounting Officer)
       WILLIAM J. TEUBER, JR.

        /s/ Michael J. Cronin                           Director
-------------------------------------
          MICHAEL J. CRONIN

       /s/ John F. Cunningham                           Director
-------------------------------------
         JOHN F. CUNNINGHAM

          /s/ John R. Egan                              Director
-------------------------------------
            JOHN R. EGAN

         /s/ Maureen E. Egan                            Director
-------------------------------------
           MAUREEN E. EGAN

       /s/ W. Paul Fitzgerald                           Director
-------------------------------------
         W. PAUL FITZGERALD

        /s/ Joseph F. Oliveri                           Director
-------------------------------------
          JOSEPH F. OLIVERI

                        EMC CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                                      FORM 10-K
                                                                      ---------
Report of Independent Accountants....................................   p. 23
Consolidated Balance Sheets at December 31, 1996 and December 30,
 1995................................................................   p. 24
Consolidated Statements of Income for the years ended December 31,
 1996, December 30, 1995, and December 31, 1994......................   p. 25
Consolidated Statements of Cash Flows for the years ended December
 31, 1996, December 30, 1995, and December 31, 1994..................   p. 26
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996, December 30, 1995, and December 31, 1994.........   p. 27
Notes to Consolidated Financial Statements........................... pp. 28-42
Schedule:
  Schedule II--Valuation and Qualifying Accounts.....................   p. 49


Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  The exhibits listed below are filed with or incorporated by reference in this report.

    3.1 Articles of Organization of EMC Corporation./1/
    3.2 Articles of Amendment filed February 26, 1986./1/
    3.3 Articles of Amendment filed April 2, 1986./1/
    3.4 Articles of Amendment filed May 13, 1987./2/
    3.5 Articles of Amendment filed June 19, 1992./3/
    3.6 Articles of Amendment filed May 12, 1993./4/
    3.7 Articles of Amendment filed November 12, 1993./5/
    3.8 Articles of Amendment filed May 10, 1995./6/
    3.9 By-laws of EMC Corporation, as amended on July 21, 1995./7/
    4.1 Form of Stock Certificate./8/
   10.1 EMC Corporation 1985 Stock Option Plan, as amended (filed herewith).
   10.2 EMC Corporation 1989 Employee Stock Purchase Plan, as amended./9/
   10.3 EMC Corporation 1992 Stock Option Plan for Directors, as amended (filed herewith).
   10.4 EMC Corporation 1993 Stock Option Plan, as amended (filed herewith).
   10.5 McDATA 1990 Class A Stock Option Plan./10/
   10.6 McDATA 1990 Class B Stock Option Plan./10/
   10.7 EMC Corporation Profit-Sharing Plan./1/
   10.7 Mortgage Agreement with and Note Payable to John Hancock Mutual Life
        Insurance Company./1/
   11.1 Computation of net income (loss) per share (filed herewith).
   22.1 Subsidiaries of Registrant (filed herewith).
   23.1 Consent of Independent Accountants dated February 27, 1997 (filed herewith).

--------
 /1/ Incorporated herein by reference to the Company's Registration Statement on
     Form S-1 (No. 33-3656).
 /2/ Incorporated herein by reference to the Company's Registration Statement on
     Form S-1 (No. 33-17218).
 /3/ Incorporated herein from Annual Report on Form 10-K of EMC Corporation filed February 12, 1993.
 /4/ Incorporated herein by reference to the Company's Registration Statement on
     Form S-1 (No. 33-67224).
 /5/ Incorporated herein from Current Report on Form 8-K of EMC Corporation filed November 19, 1993.
 /6/ Incorporated herein from Current Report on Form 8-K of EMC Corporation filed May 26, 1995.
 /7/ Incorporated herein from Quarterly Report on Form 10-K of EMC Corporation filed August 11, 1995.
 /8/ Incorporated herein from Annual Report on Form 10-K of EMC Corporation filed March 31, 1988.
 /9/ Incorporated herein from Annual Report on Form 10-K of EMC Corporation filed March 29, 1995.
/10/ Incorporated herein from Annual Report on Form 10-K of EMC Corporation filed March 26, 1996.

                        EMC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT CHARGED TO CHARGED TO              BALANCE AT
                         BEGINNING  COSTS AND    OTHER                   END OF
     DESCRIPTION         OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS     PERIOD
     ------------------  ---------- ---------- ---------- -----------  ----------
Year ended December 31,
 1996
 Allowance for doubtful
 accounts..............  $7,062,000 $1,927,000    --      $(1,621,000) $7,368,000
Year ended December 30,
 1995
 Allowance for doubtful
 accounts..............  $6,272,000 $2,435,000    --      $(1,645,000) $7,062,000
Year ended December 31,
 1994
 Allowance for doubtful
 accounts..............  $5,262,000 $2,223,000    --      $(1,213,000) $6,272,000