Form 10-Q
period 1997-03-31
EMC CORP
filed 1997-05-14
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:    March 31, 1997     Commission File
Number 1-9853
                       EMC CORPORATION
---------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
-----------------------------           ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
organization or incorporation)                    Number)

                      171 South Street
            Hopkinton, Massachusetts  01748-9103

------------------------------------------------------------

(Address of principal executive offices, including zip code)

                       (508) 435-1000
-------------------------------------------------------------------
                                        -
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                NO ________

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share     246,138,878
 -------------------------------------     ------------
         Class                       Outstanding as of March 31, 1997

                             -2-
                       EMC CORPORATION


                                              Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      March 31, 1997 and December 31, 1996       3

    Consolidated Statements of Income
      for the Three Months Ended
      March 31, 1997 and March 30, 1996          4

    Consolidated Statements of Cash
      Flows for the Three Months Ended
      March 31, 1997 and March 30, 1996          5

    Notes to Interim Consolidated Financial Statements 6-8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations     9-13

Part II - Other Information                           14-15
Signatures                                            16
Exhibit Index                                         17


                                      -3-
                                 EMC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                          March 31,  December 31,
                                            1997       1996
ASSETS
Current assets:
   Cash and cash equivalents               $700,526  $496,377
   Short-term investments                   515,069   230,981
   Trade and notes receivable less
     allowance for doubtful accounts of
     $7,517 and $7,368 in 1997 and 1996,
     respectively                           644,269   627,409
   Inventories                              442,328   336,581
   Deferred income taxes                     36,819    43,421
   Other assets                              24,241    19,367
Total current assets                      2,363,252 1,754,136

Long-term investments                       123,954   113,500
Notes receivable, net                        21,517    20,013
Property, plant and equipment, net          294,459   276,387
Deferred income taxes                        16,620    16,664
Intangible and other assets, net            129,007   112,846
      Total assets                       $2,948,809$2,293,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
      long-term obligations                  $6,863    $7,058
   Accounts payable                         215,410   172,871
   Accrued expenses                         103,741   122,562
   Income taxes payable                     122,464   104,899
   Deferred revenue                           7,885    10,112
    Total current liabilities               456,363   417,502

Deferred revenue                              1,608     2,019
Deferred income taxes                        40,185    46,002
Long-term obligations:
   3 1/4% convertible subordinated notes
     due 2002                               517,500       ---
   4 1/4% convertible subordinated notes
     due 2001                                   ---   142,720
   Notes payable and other noncurrent
     liabilities                             41,019    48,514
Total liabilities                         1,056,675   656,757

Commitments and contingencies

Stockholders' equity:
   Series Preferred Stock, par value $.01;
      authorized 25,000,000                     ---       ---
      shares, none outstanding
   Common Stock, par value $.01; authorized
      500,000,000 shares; issued 246,138,878
      and 238,239,672 shares, in 1997
      and 1996, respectively                  2,461     2,382
   Additional paid-in capital               608,377   463,687
   Deferred compensation                    (6,229)   (7,027)
   Retained earnings                      1,283,696 1,172,828
   Cumulative translation adjustment          3,829     4,919
      Total stockholders' equity          1,892,134 1,636,789
          Total liabilities and
            stockholders' equity         $2,948,809$2,293,546

    The accompanying notes are an integral part of the consolidated financial statements.

                                       -4-
                                 EMC CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                   For the Three Months Ended
                              March 31,    March 30,
                                  1997         1996
Revenues:
 Net sales                       $600,900  $509,184
 Service and rental                17,537    12,303
                                  618,437   521,487
Costs and expenses:

 Cost of sales and service        335,985293,164
 Research and development          48,091    35,318
 Selling, general and
     administrative                97,624    81,763

Operating income                  136,737   111,242

Investment income                  11,684     6,325
Interest expense                  (1,402)   (3,059)
Other income / (expense), net       2,097       207

Income before taxes               149,116   114,715

Income tax provision               38,248    30,170

Net income                      $110,868    $84,545

Net income per weighted average share,
  primary                           $0.44    $0.35

Net income per weighted average share,
  fully diluted                     $0.44     $0.35


Weighted average number of common
  shares outstanding, primary     254,853   248,539

Weighted average number of common
  shares outstanding, fully diluted 254,857 248,879

       The accompanying notes are an integral part of the consolidated financial statements.


                                       -5-
                                 EMC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                             For the Three Months Ended
                                             March 31,      March 30,
                                                 1997          1996
Cash flows from operating activities:
   Net income                             $110,868   $84,545
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization        26,241    16,414
       Deferred income taxes, net              829     8,895
       Net loss on disposal of property and
         equipment                             142        76
       Changes in assets and liabilities:
        Trade and notes receivable        (18,305)    44,025
        Inventories                      (105,716)    13,181
        Other assets                      (13,693)  (12,673)
        Accounts payable                    42,534    14,348
        Accrued expenses                  (18,830)  (24,953)
        Income taxes payable                17,553   (1,171)
        Deferred revenue                   (2,644)     3,450
            Net cash provided by operating
              activities                    38,979   146,137

Cash flows from investing activities
   Additions to property, plant and equipment(36,121)(29,739)
   Purchase of patents                         ---   (5,000)
   Proceeds from disposal of property and
       equipment                               135       681
   Capitalized software development costs  (6,200)   (6,293)
   Purchase of short-term and long-term
       investments, net                  (294,542)   (2,106)
            Net cash used by investing
              activities                 (336,728)  (42,457)

Cash flows from financing activities:
   Issuance of common stock                  4,087     6,942
   Repurchase of shares for treasury           ---  (10,295)
   Redemption of  4 1/4% notes due 2001       (65)       ---
   Issuance of  3 1/4% notes due 2002, net
       of issuance costs                   506,671       ---
   Payment of long-term and short-term
       obligations                         (7,814)     (193)
   Issuance of long-term and short-term
       obligations                             124       ---
            Net cash provided (used) by
               financing activities        503,003   (3,546)

Effect of exchange rate changes on cash    (1,105)   (1,003)
Net increase in cash and cash equivalents  205,254   100,134
Cash and cash equivalents at beginning
    of period                              496,377   379,628
Cash and cash equivalents at end
    of period                             $700,526  $478,759


Non-cash activity - conversion of 4 1/4% notes to common stock,
              net of issuance costs       $140,682     ---
            - patents acquired by notes
               and other payables            ---$35,000


The accompanying notes are an integral part of the consolidated financial statements.

                                       -6-
                                 EMC CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Company
EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage related hardware and software products and related services for the Enterprise Storage market. Enterprise Storage provides shared storage of information from all types of
computers, including both mainframe  and  open  systems computers.   EMC's
products are sold as storage solutions for customers utilizing a variety of computer system platforms, including, but not limited to, International Business Machines Corporation ("IBM") and IBMcompatible mainframe, Unisys Corporation ("Unisys"), Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc. ("Sequent"), Seimens Nixdorf Informationssysteme AG ("SNI") (See Note 6) and other open systems platforms.

Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles.
These  statements include the  accounts of EMC and  its subsidiaries.   Certain
information and footnote disclosures  normally included in the Company's annual
consolidated financial statements  have been   condensed   or omitted.   The
interim  consolidated   financial statements,  in the  opinion  of management,
reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1997 and March 30, 1996.

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 1997.

                             -7-
                       EMC CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventory
                             March 31, 1997  December 31, 1996
     Inventories consist of:  (in thousands)
         Purchased parts            $21,165          $16,610
         Work-in-process            288,085          210,445
         Finished goods             133,078          109,526
                                   $442,328         $336,581
3.  Long-Term Obligations

In March 1997, the Company sold in a private placement under Rule 144A of the Securities Act of 1933, as amended (the "Securities
Act"), $517.5 million of 31/4% convertible subordinated notes due 2002
(the "Notes"). The Notes are generally convertible into shares of common stock of the Company at a conversion price of $45.31 per share,subject to adjustment in certain events. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000.


   4.  Net Income Per Share
Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding used in the per share computations
reflect the dilutive effects of the Notes  for the quarter   ended   March  31,
1997,  and  of  the   41/4% convertible subordinated notes due 2001 for the
quarter ended March 30, 1996. The dilutive effects of outstanding stock options are reflected in all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which is effective for fiscal years ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilutive securities. It also requires a reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the income statement. Pro forma net income per share for the first quarter of 1997 and 1996, respectively, as computed under the new standard is as follows:

                             -8-
                       EMC CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                            March 31, 1997 March 30, 1996

 Net income per weighted average share, basic      $0.45       $0.37


 Net income per weighted average share, diluted    $0.44       $0.35


  5.  Litigation

The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the
 Company's business or financial condition.


6.  Subsequent Events

In  the  second quarter of 1997, the Company announced a worldwide
reseller   agreement   with  SNI.   Under  the terms of this agreement, EMC is
SNI's preferred and primary supplier of storage solutions for SNI's customers. SNI will resell EMC's Symmetrix 3000 and 5000 series of systems for connection to SNI's families of mainframe and open systems computers.
At the Annual Meeting held on May 7, 1997, the Company's stockholders elected two Class I members to the Board of Directors for a three-year term, approved an increase in the number of shares of authorized common stock of the Company to 750,000,000 shares and approved the addition of 6,000,000 shares of common stock to the Company's 1993 Stock Option Plan.

                             -9-
                       EMC CORPORATION

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS - First Quarter of 1997 compared to First Quarter of 1996 (in thousands) ---------------------------------------------------------
Revenues
The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the risk factors set forth on page 13 and in EMC's other filings at the U.S. Securities and Exchange Commission.
Total revenues for the quarter ended March 31, 1997 were $618,437 compared to $521,487 for the first quarter of 1996, an increase of $96,950 or 19%.
The increase in revenues was due primarily to the continued strong demand for the Company's Symmetrix series of products, particularly the Symmetrix 3000 series of products for the open systems market. In January 1997, EMC announced six new Symmetrix products, which represented 65% of first quarter product revenues. These new products address the growing need for Enterprise Storage. Revenues from products sold directly and through original equipment manufacturers ("OEM's") and resellers into the mainframe storage market, which include Symmetrix products operating primarily in the Multiple Virtual Storage ("MVS") environment, were $279,966 in the first quarter of 1997, compared to $309,155 in the first quarter of 1996, a decrease of $29,189 or 9%. The decrease in the mainframe revenue levels reflects a market transition from proprietary mainframe storage to products operating in an open systems environment.
Revenues  from  products sold directly and through OEM's  and resellers into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $274,438 in the first quarter of 1997, compared to $146,707 in the first quarter of
1996, an increase of $127,731 or 87%.   The  Company expects further growth in
the open systems revenue levels and revenue as a percentage of total revenue in this market throughout 1997. (See, however, "Factors that May Affect
Future Results.")

Revenues from products sold by McDATA Corporation, a wholly owned subsidiary of EMC ("McDATA"), which include the ESCON Director series of products, were $43,532 in the first quarter of 1997, compared to $39,296 in the first quarter of 1996, an increase of $4,236 or 11%.

                       EMC CORPORATION

Revenues from all other products, which include the midrange series of products, were $2,964 in the first quarter of 1997, compared to $14,026 in the
first  quarter  of 1996, a decrease of  $11,062  or 79%.    The decrease is
primarily attributable to the declines in midrange revenues.

Software revenues were $26,532 and $11,748 in the first quarters of 1997 and 1996, respectively. Software revenues are included in the product revenues for the respective mainframe and open systems markets.

Revenues from service and rental income were $17,537 in the first quarter of 1997, compared to $12,303 in the first quarter of 1996, an increase of $5,234 or 43%.

In October 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 series of systems worldwide for connection to HP's 9000 series computers. This agreement was expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The current agreement extends through August 1997. Revenues for the first quarter of 1997 and 1996 under this agreement were $107,517 and $46,597 , or 17% and 9% of total revenues, respectively.

In January 1997, the Company entered into a reseller agreement with Sequent under which Sequent markets and resells the Symmetrix 3000 series of systems worldwide for connection to Sequent's Symmetry series and NUMA-Q series computers. The agreement currently extends through January 1999.

In March 1997, the Company announced that it had expanded its agreements with Unisys to include a worldwide reseller agreement under which Unisys markets and resells the Symmetrix 3000 and 5000 series of systems worldwide for connection to Unisys mainframe and open systems computers. The agreement currently extends through December 1998.

In April 1997, the Company announced a reseller agreement with SNI under which SNI markets and resells the Symmetrix 3000 and 5000 series of systems worldwide for connection to SNI's families of mainframe and open systems computers. The agreement currently extends through September 2002.

Revenues on sales into the North American markets were $361,646 in the first quarter of 1997 compared to $307,617 in the first quarter of 1996, an increase of $54,029, or 18%. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into all markets outside North America were $256,791 or 42% of total revenues in the first quarter of 1997 compared to $213,870 or 41% of total revenues for the first quarter of 1996.

                            -11-
                       EMC CORPORATION

The Company expects further increases in international sales as a percentage of total revenues throughout 1997. (See, however, "Factors that May Affect Future Results.") Revenues on sales into the markets of Europe, Africa and the Middle East were $196,215 in the first quarter of 1997 compared to $163,225 in the first quarter of 1996, an increase of $32,990, or 20%, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.
Revenues on sales into the markets of the Asia Pacific region were $58,925 in the first quarter of 1997 compared to $48,117 in the first quarter of 1996, an increase of $10,808, or 22%, due to increased revenue levels from sales of the Symmetrix series of products, primarily in the mainframe storage market. Revenues on sales into the markets of South America were $1,651 in the first quarter of 1997 compared to $2,528 in the first quarter of 1996, a decrease of $877 or 35%.

Gross Margins
Gross margins increased to 45.7% of revenues in the first quarter of 1997, compared to 43.8% of revenues in the first quarter of 1996. This increase is primarily attributable to the following: the impact of cost declines in raw material components being greater than the impact of price declines in the mainframe and open systems storage markets, higher software revenues and revenues attributable to the new Symmetrix products. The Company currently believes that price declines will continue in the mainframe and open systems environments.

Research and Development

Research and development ("R&D") expenses were $48,091 and $35,318 in the first quarters of 1997 and 1996, respectively, an increase of $12,773, or 36%. R&D expenses were 7.8% and 6.8% of revenues in the first quarters of 1997 and 1996, respectively. The increase was partially due to the cost of additional technical staff, particularly to support development of products for the Enterprise Storage market, and is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1997 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $97,624 and $81,763 in the first quarters of 1997 and 1996, respectively, an increase of $15,861 or 19%. SG&A expenses were 15.8% and 15.7% of revenues in the first quarters of 1997 and 1996, respectively. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to

                            -12-
                       EMC CORPORATION

expand sales of its Enterprise Storage products. The Company has expanded its international direct sales force, as well as its OEM, reseller, alliance and partnership programs with applications, systems and database vendors. SG&A expenses are expected to increase in dollar terms for the balance of 1997 and thereafter.

Investment Income and Interest Expense

Investment income was $11,684 in the first quarter of 1997 compared with $6,325 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long term investments. Investment income increased in 1997 primarily due to higher cash and investment balances which were derived from operations and the Notes that were issued in March of 1997. Interest expense decreased by $1,657 to $1,402 in the first quarter of 1997 from $3,059 in the first quarter of 1996. The decrease was attributable to the conversion of the 41/4% convertible subordinated notes due 2001 into equity on January 2, 1997 offset by the issuance of the Notes in March of 1997. Provision for Income Taxes
The provision for income taxes was $38,248 and $30,170 in the first quarters of 1997 and 1996, respectively, which resulted in an effective tax rate of 25.6% in the first quarter of 1997 and 26.3% in the first quarter of 1996. The decrease in the effective tax rate is mainly attributable to the
realization of  benefits associated  with   the continued progress on the
Company's various tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.
FINANCIAL CONDITION
Cash and cash equivalents and short and long-term investments were $1,339,549 and $840,858 at March 31, 1997 and December 31, 1996,
respectively, an increase of $498,691.
Cash provided by operating activities for the first three months of 1997 was $38,979, generated primarily from net income offset primarily by an increase in  inventory related to the transition to  six  new Symmetrix products
worldwide.   Cash used by investing activities was $336,728,
principally for the purchase of short and long-term investments and additions to property, plant and equipment. Cash provided by financing activities was $503,003, principally from the issuance of the Notes in March of 1997.

At  March 31, 1997, the Company had available for use its credit line of
$50,000.   The  Company may elect to borrow at any time. Based  on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available line of credit will be adequate to finance its operations, as well as potential acquisitions.

                            -13-
                       EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to: (i) a failure by any supplier of high density DRAMs, disk drives or other components to meet EMC's requirements for an extended period of time; (ii) the transition to new
products; (iii) the historic and  recurring "hockey stick" pattern   of  the
Company's  sales   by which   a disproportionate percentage of a quarter's total
sales occur in the last month and weeks and days of each quarter; (iv) the "hockey stick" pattern of the Company's sales, making it extremely difficult to
predict near-term  demand  and  adjust  production capacity accordingly;   (v)
competitive factors, including but not limited to pricing pressures, in the computer storage market; (vi) fluctuating currency exchange rates; (vii) the relative and varying rates of product price and component cost declines;
(viii) termination of the agreements with certain of the Company's OEM's or resellers; (ix) other onetime events and other important factors disclosed previously and from time to time in EMC's other filings at the U.S. Securities and Exchange Commission.

                            -14-
                       EMC CORPORATION
                          PART II.
                      OTHER INFORMATION

Item 2.   Changes in Securities

On March 11, 1997, the Company sold an aggregate of $450,000,000 principal amount of the Notes through a private offering to qualified institutional buyers, to certain institutional accredited investors and outside the United States to non-U.S. investors. The initial purchasers were Smith Barney Inc., Alex. Brown & Sons and Morgan Stanley & Co. On March 12, 1997, the initial purchasers exercised an option to purchase an additional $67,500,000 of the Notes to cover overallotments, which sale was completed on March 13, 1997. The aggregate of the discounts and commissions was $10,350,000.
The Notes were sold in reliance on Rule 144A under the Securities Act to "qualified institutional buyers," Rule 501(a)(1), (2), (3) or (7) under the Securities Act to a limited number of other "accredited investors," and Regulation S under the Securities Act outside the United States to certain persons in offshore transactions.
The Notes are convertible into common stock of the Company at a conversion price of $45.31 per share at any time after the 60th day following the date of original issuance of the Notes and thereafter at any time at or before maturity, unless previously redeemed, subject to adjustment in certain events.
The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act, which is expected to become effective during May of 1997 and which will permit the resale, on a registered basis, of the Notes and of the shares of common stock issuable upon conversion of the Notes from time to time by the securityholders named or to be named therein. The Company has also applied for the Notes and the underlying shares to be listed on the New York Stock Exchange.

Item 6.   Exhibits and Reports on Form 8-K
       (a)Exhibits
           3.1      Articles of Amendment to EMC Corporation's
                    Articles of Incorporation (filed herewith).

           11.1     Computation of Primary and Fully Diluted
                    Net Income Per Share (filed herewith).

           27       Financial Data Schedule (filed herewith).

                                      -15-
                                 EMC CORPORATION

(b)    Reports on Form 8-K

   On March 20, 1997, the Company filed a report (Date of Report: March 13,
   1997) on Form 8-K announcing that it had completed the sale of $517,500,000 principal amount of 3 1/4% Convertible Subordinated Notes due 2002.

                            -16-
                       EMC CORPORATION


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         EMC CORPORATION

Date:  May 14, 1997      By: /s/ Colin G. Patteson
                             Colin G. Patteson
                             Senior Vice President,
                             Chief Administrative Officer
                             and Treasurer (Principal Financial
                             Officer)

                          By: /s/ William J. Teuber, Jr. William J. Teuber, Jr.
                              Vice President and Chief Financial Officer
                             (Principal Accounting Officer)

                          -17-
                     EMC CORPORATION


                      EXHIBIT INDEX
Exhibit 3.1    Articles of Amendment to EMC Corporation's
               Articles of Incorporation (filed herewith).

Exhibit 11.1   Computation of Primary and Fully Diluted
               Net Income Per Share


Exhibit 27     Financial Data Schedule

Exhibit 3.1

                                                  Federal Identifi ca ti on No.
                                                          04268000 9

              THE COMMONWEALTH OF MASSACHUSETTS
                William Francis Galvin Secretary of the Commonwealth
                   One Ashburton Place, Boston, Massachusetts
021081512
                    ARTICLES OF AMENDMENT
(General Laws, Chapter 156B, Section 72)

We, Michael C. Ruettgers, President, and Paul T. Dacier, Assistant Clerk of EMC Corporation, located at 171 South Street, Hopkinton, Massachusetts 01748, certify that these Articles of Amendment affecting articles numbered 3 of the Articles of Organization were duly adopted at a meeting held on May 7, 1997, by vote of 200,768,112 shares of common of 246,134,438 shares outstanding, being at least a majority of each type, class or series outstanding and entitled to vote thereon.

To change the number of shares and the par value (if any) of any type, class or series of stock which the corporation is authorized to issue, fill in the following:
The total presently authorized is:
                              With Par Value Stocks
Type                Number of Shares     Par Value
Common                500,000,000         $.01
Preferred              25,000,000         $.01
Change the total authorized to:
                              With Par Value Stocks
Type                Number of Shares     Par
Value
Common              750,000,000          $.01
Preferred           25,000,000           $.01

The foregoing amendment(s) will become effective when these Articles of Amendment are filed in accordance with General Laws, Chapter 156B, Section 6 unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.
Later effective date:___________________________.
SIGNED UNDER THE PENALTIES OF PERJURY, this 7th day of May, 1997.
         /s/        Michael C. Ruettgers, President,
         /s/        Paul T. Dacier, Assistant Clerk.

              THE COMMONWEALTH OF MASSACHUSETTS
                              ARTICLES OF AMENDMENT
                    (General Laws, Chapter 156B, Section 72)

__________________________________________________________ __

I hereby approve the within Articles of Amendment, and the filing fee in the amount of $_________ having been paid, said article is deemed to have been filed with me this __________ day of _____________________, 1997.


Effective date:_____________________________________________________

                             WILLIAM FRANCIS GALVIN

                Secretary of the Commonwealth

















               TO BE FILLED IN BY
            CORPORATION Photocopy of
            document to be sent to:
                    Paul T. Dacier, Esq. Vice President
                     and General
                       Counsel EMC Corporation
                        171 South St. Hopkinton, MA  01748

                                 EMC CORPORATION
Exhibit 11.1 Computation of Primary and Fully Diluted Net Income Per Share (unaudited)
(Amounts in thousands except share and per share data)



                                                Three Months Ended
                                          March 31,                 March 30,
                                            1997                       1996

Primary
Net income                                         $110,868              $84,545
Add back interest expense
   on convertible notes                                 888                2,440
Less tax effect on interest
   expense on convertible notes                       (355)                (976)
Net income for purposes of
calculating                                        $111,401              $86,009
   primary net income per share

Weighted average shares
   outstanding during the period                245,795,997          230,488,964

Common equivalent shares                          9,056,959           18,050,105

Common and common equivalent
shares
   outstanding for purpose of                   254,852,956          248,539,069
calculating
   primary net income per share

Primary net income per share                          $0.44                $0.35
(Note 4)

Fully Diluted

Net income                                         $110,868              $84,545
Add back interest expense on
   convertible notes                                    888                2,440
Less tax effect on interest
expense                                               (355)                (976)
   on convertible notes
Net income for purpose of
calculating                                        $111,401              $86,009
   fully diluted net income per
share

Common and common equivalent
shares
   outstanding for purpose of                   254,852,956          248,539,069
calculating
   primary net income per share

Incremental shares to reflect                         4,510              340,230
full dilution

Total shares for purpose of
calculating                                     254,857,466          248,879,299
   fully diluted net income per
share

Fully diluted net income per                          $0.44                $0.35
share (Note 4)

