Form 10-Q
period 1997-06-30
EMC CORP
filed 1997-08-13
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended:     June 30, 1997       Commission File Number
1-9853

                            EMC CORPORATION
 ----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

    Massachusetts                              04-2680009
---------------------------             -------------------------------
(State or other jurisdiction of                (I.R.S. Employer
organization or incorporation)             Identification Number)


                           171 South Street
                 Hopkinton, Massachusetts  01748-9103
-----------------------------------------------------------------------
     (Address of principal executive offices, including zip code)

                            (508) 435-1000
 ----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                NO ________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share     246,712,315
--------------------------------------  ------------------------------
         Class                       Outstanding as of June 30, 1997

                                                    Page No.

Part I - Financial Information

    Consolidated Balance Sheets
      June 30, 1997 and December 31, 1996              3

    Consolidated Statements of Income
      for the Three and Six Months Ended
      June 30, 1997 and June 29, 1996                  4

    Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1997
      and June 29, 1996                                5

    Notes to Interim Consolidated Financial Statements 6-8

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations    9-16

Part II - Other Information                            17

Signatures                                             20

Exhibit Index                                          21

                 CONSOLIDATED BALANCE SHEETS
     (in thousands, except share and per share amounts)
                                          June 30, December 31,
ASSETS                                       1997      1996
Current assets:
   Cash and cash equivalents               $759,126  $496,377
   Short-term investments                   409,424   230,981
   Trade and notes receivable less allowance for
     doubtful accounts of $7,612 and $7,368 in 1997
     and 1996, respectively                 701,608   627,409
   Inventories                              446,985   336,581
   Deferred income taxes                     38,957    43,421
   Other assets                              28,567    19,367
Total current assets                      2,384,667 1,754,136

Long-term investments                       145,038   113,500
Notes receivable, net                        24,316    20,013
Property, plant and equipment, net          318,769   276,387
Deferred income taxes                        13,468    16,664
Intangible and other assets, net            155,367   112,846
      Total assets                       $3,041,625$2,293,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term
    obligations                              $8,218    $7,058
   Accounts payable                         154,880   172,871
   Accrued expenses                         115,442   122,562
   Income taxes payable                     122,973   104,899
   Deferred revenue                           7,013    10,112
Total current liabilities                   408,526   417,502

Deferred revenue                              1,206     2,019
Deferred income taxes                        39,985    46,002
Long-term obligations:
   3 1/4% convertible subordinated notes
    due 2002                                517,500      ---
   4 1/4% convertible subordinated notes
    due 2001                                    ---   142,720
   Notes payable and other noncurrent
    liabilities                              39,723    48,514
Total liabilities                         1,006,940   656,757

Commitments and contingencies

Stockholders' equity:
   Series Preferred Stock, par value $.01;
     authorized 25,000,000                      ---       ---
      shares, none outstanding
   Common Stock, par value $.01; authorized 750,000,000
      shares; issued 246,712,315 and 238,239,672 shares,
      in 1997 and 1996, respectively          2,467     2,382
   Additional paid-in capital               622,022   463,687
   Deferred compensation                    (5,437)   (7,027)
   Retained earnings                      1,412,495 1,172,828
   Cumulative translation adjustment          3,138     4,919
      Total stockholders' equity          2,034,685 1,636,789
       Total liabilities and
        stockholders' equity             $3,041,625$2,293,546

      The accompanying notes are an integral part of the consolidated financial statements.



              CONSOLIDATED STATEMENTS OF INCOME
          (in thousands, except per share amounts)
                         (unaudited)

               For the Three Months Ended   For the Six Months Ended

                            June 30,  June 29, June 30,   June 29,
                              1997      1996    1997      1996

Revenues:

 Net sales                   $694,511 $533,235 $1,295,411 $1,042,419
 Service and rental            18,950   11,782     36,487     24,085
                              713,461  545,017  1,331,898  1,066,504
Costs and expenses:

 Cost of sales and service    384,545  304,941    720,530    598,105
 Research and development      53,446   39,632    101,537     74,950
 Selling, general and
     administrative           114,640   87,159    212,264    168,922

Operating income              160,830  113,285    297,567    224,527

Investment income              17,412    8,041     29,096     14,366
Interest expense               (4,640)  (2,997)    (6,042)    (6,056)
Other income / (expense), net    (369)    (210)     1,728         (3)

Income before taxes           173,233  118,119    322,349    232,834

Income tax provision           44,434   31,065     82,682     61,235

Net income                   $128,799  $87,054   $239,667   $171,599

Net income per weighted average share,
  primary                       $0.50    $0.36      $0.94      $0.70

Net income per weighted average share,
  fully diluted                 $0.50    $0.36      $0.93      $0.70


Weighted average number of common
  shares outstanding, primary 263,950   248,517   259,413    248,569

Weighted average number of common
  shares outstanding, fully
  diluted                     264,039  248,574    259,612    248,621

       The accompanying notes are an integral part of the consolidated financial statements.


            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)
                         (unaudited)
                                          For the Six Months Ended
                                          June 30,  June 29,
                                            1997      1996
Cash flows from operating activities:
   Net income                             $239,667  $171,599
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization        59,635    36,275
       Deferred income taxes, net            1,643    12,703
       Net loss on disposal of property
        and equipment                          366       290
       Tax benefit from stock options
        exercised                            5,740       ---
       Changes in assets and liabilities:
        Trade and notes receivable        (78,258)    24,995
        Inventories                      (110,227)    47,685
        Other assets                      (49,207)   (21,444)
        Accounts payable                  (18,097)     6,416
        Accrued expenses                   (7,000)   (15,380)
        Income taxes payable               18,203    (11,225)
        Deferred revenue                   (3,927)     4,863
            Net cash provided by operating
             activities                    58,538    256,777

Cash flows from investing activities
   Additions to property, plant and
    equipment                             (82,289)   (56,319)
   Purchase of patents                        ---     (6,333)
   Proceeds from disposal of property and
    equipment                                 313        826
   Capitalized software development costs (12,400)   (12,493)
   Maturities/(purchases) of short-term and
     long-term investments, net          (209,981)   (60,271)
        Net cash used by investing
          activities                     (304,357)  (134,590)

Cash flows from financing activities:
   Issuance of common stock                11,998     11,269
   Repurchase of shares for treasury          ---    (16,370)
   Redemption of  4 1/4% notes due 2001       (65)       ---
   Issuance of  3 1/4% notes due 2002, net of
      issuance costs                      506,671        ---
   Payment of long-term and short-term
      obligations                          (9,050)      (444)
   Issuance of long-term and short-term
      obligations                           1,419      3,142
       Net cash provided (used) by financing
            activities                    510,973     (2,403)

Effect of exchange rate changes on cash    (2,405)       750
Net increase in cash and cash equivalents 265,154    119,784
Cash and cash equivalents at beginning
 of period                                496,377    379,628
Cash and cash equivalents at end of
 period                                  $759,126   $500,162


Non-cash activity:
   Conversion of 4 1/4% notes to common stock,
    net of issuance costs                $140,682       $100
   Patents acquired by notes and other
    payables                                  ---    $37,416


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Company
EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware and software products and related services for the Enterprise Storage market. Enterprise Storage provides shared storage of information from all types of computers, including both mainframe and open systems computers. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms, including, but not limited to, International Business Machines Corporation ("IBM") and IBM-compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc., and Siemens Nixdorf Informationssysteme AG.

Accounting
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1997 and June 29, 1996.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventory

                             June 30, 1997    December 31, 1996
Inventories consist of:  (in thousands)
         Purchased parts          $23,425          $ 16,610
         Work-in-process          269,262           210,445
         Finished goods           154,298           109,526
                                 $446,985          $336,581

3.  Long-Term Obligations

    In March 1997, the Company sold in a private placement under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), $517.5 million of 31/4% convertible subordinated notes due 2002 (the "31/4% Notes"). The 31/4% Notes are generally convertible into shares of common stock of the Company at a conversion price of $45.31 per share, subject to adjustment in certain events. Interest is payable semiannually and the 31/4% Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000.
 The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act, which became effective on June 26, 1997, permitting the resale, on a registered basis, of the Notes and of the shares of common stock issuable upon conversion of the Notes from time to time by the securityholders named or to be named therein.


   4.  Net Income Per Share

   Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding used in the per share computations reflect the dilutive effects of the 31/4% Notes for the three and six months ended June 30, 1997, and of the 41/4% convertible subordinated notes due 2001 (the "41/4% Notes") for the six months ended June 30, 1997 and for the three and six months ended June 29, 1996. The dilutive effects of outstanding stock options are reflected in all periods presented.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net income per share for the three and six months ended
June 30, 1997 and June 29, 1996, respectively, as computed under the new standard is as follows:

                                   For the three months ended
                                   June 30, 1997  June 29, 1996

  Net income per weighted average
  share, basic                       $0.52          $0.38

  Net income per weighted average
  share, diluted                     $0.50          $0.36

                                    For the six months ended
                                   June 30, 1997  June 29, 1996

  Net income per weighted average
  share, basic                       $0.97          $0.74

  Net income per weighted average
  share, diluted                     $0.94          $0.70


5.  Common Stock

  At the Annual Meeting of the Company on May 7, 1997, the stockholders approved an amendment to the Company's Articles of Organization to increase the number of shares of authorized common stock to 750,000,000.

6.  Litigation

    The Company is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

7.  Derivatives

  Financial Reporting Release No. 48, issued by the Securities and Exchange Commission, requires enhanced disclosures regarding accounting policies for and market risks inherent in derivatives and other financial instruments. Note M of the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 describes the Company's use of derivatives and its related accounting policy. There have been no significant changes to the policy set forth in Note M through June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Second Quarter of 1997 compared to Second
Quarter of 1996 (in thousands)
-------------------------------------------------------------------
Revenues

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the risk factors set forth on page 16 and in EMC's other filings at the U.S. Securities and Exchange Commission.

Total revenues for the second quarter ended June 30, 1997 were $713,461 compared to $545,017 for the second quarter of 1996, an increase of $168,444 or 31%.

The increase in revenues was due primarily to the continued strong demand for the Company's Symmetrix series of products, particularly the Symmetrix 3000 series of products for the open systems market. In January 1997, EMC announced six new Symmetrix products, which represented 85% of Symmetrix product revenues for the second quarter ended June 30, 1997. These new products address the growing demand for Enterprise Storage.

Revenues from products sold directly and through original equipment manufacturers ("OEM's") and resellers into the mainframe storage market, which include Symmetrix products operating primarily in the Multiple Virtual Storage ("MVS") environment, were $310,963 in the second quarter of 1997, compared to $309,494 in the second quarter of 1996. The marginal increase of $1,469 compared to the overall revenue growth rate reflects the continuing market transition from proprietary mainframe storage to products operating in an open systems environment.

Revenues from products sold directly and through OEM's and resellers into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $333,264 in the second quarter of 1997, compared to $169,582 in the second quarter of 1996, an increase of $163,682 or 97%. This was the first quarter in which open systems revenue levels exceeded mainframe revenue levels. The Company expects further growth in the open systems revenue levels and revenue as a percentage of total revenue in this market throughout 1997. (See, however, "Factors that May Affect Future Results.")

Revenues from products sold by McDATA Corporation, a wholly-owned subsidiary of EMC ("McDATA"), which include the ESCON Director series of products, were $49,551 in the second quarter of 1997, compared to $45,980 in the second quarter of 1996, an increase of $3,571 or 8%.

Revenues from all other products, which include the midrange series of products, were $733 in the second quarter of 1997, compared to $8,179 in the second quarter of 1996, a decrease of $7,446 or 91%. The decrease is primarily attributable to the declines in midrange revenues, which declines are expected to continue. Midrange revenue levels are not expected to be material in the remainder of 1997 and thereafter.

Software revenues were $40,838 and $14,885 in the second quarters of 1997 and 1996, respectively. Software revenues are included in the product revenues for the respective mainframe and open systems markets.

Revenues from service and rental income were $18,950 in the second quarter of 1997, compared to $11,782 in the second quarter of 1996, an increase of $7,168 or 61%, due to a broadening base of customers under service agreements.

In October 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 series of systems worldwide for connection to HP's 9000 series computers. This agreement was expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The current agreement extends through August 1998. Revenues for the second quarter of 1997 and 1996 under this agreement were $118,597 and $66,719, or 17% and 12% of total revenues, respectively.

Revenues on sales into the North American markets were $400,512 in the second quarter of 1997 compared to $327,185 in the second quarter of 1996, an increase of $73,327, or 22%. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into all markets outside North America were $312,949 or 44% of total revenues in the second quarter of 1997 compared to $217,832 or 40% of total revenues for the second quarter of 1996. The Company expects further increases in international sales as a percentage of total revenues throughout 1997. (See, however, "Factors that May Affect Future Results.")

Revenues on sales into the markets of Europe, Africa and the Middle East were $238,841 in the second quarter of 1997 compared to $166,034 in the second quarter of 1996, an increase of $72,807, or 44%, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of the Asia Pacific region were $68,176 in the second quarter of 1997 compared to $48,110 in the second quarter of 1996, an increase of $20,066, or 42%, due to increased revenue levels from sales of the Symmetrix series of products, primarily in the open systems storage market.

Revenues on sales into the markets of South America were $5,932 in the second quarter of 1997 compared to $3,688 in the second quarter of 1996, an increase of $2,244 or 61%.

Gross Margins

Gross margins increased to 46.1% of revenues in the second quarter of 1997, compared to 44.0% of revenues in the second quarter of 1996. This increase is primarily attributable to increasing sales of software which have a greater gross margin than hardware sales. Other factors impacting gross margins to a lesser extent in the second quarter include the rates of component cost declines and price declines which were about equal, and revenues attributable to new Symmetrix products. The Company currently believes that price declines will continue in the mainframe and open systems environments.

Research and Development

Research and development ("R&D") expenses were $53,446 and $39,632 in the second quarters of 1997 and 1996, respectively, an increase of $13,814, or 35%. R&D expenses were 7.5% and 7.3% of revenues in the second quarters of 1997 and 1996, respectively. The increase was partially due to the cost of additional technical staff, particularly to support development of products for the Enterprise Storage market, and is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1997 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $114,640 and $87,159 in the second quarters of 1997 and 1996, respectively, an increase of $27,481 or 32%. SG&A expenses were 16.1% and 16.0% of revenues in the second quarters of 1997 and 1996, respectively. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to expand sales of its Enterprise Storage products. The Company has expanded its international direct sales force, as well as its OEM, reseller, alliance and partnership programs with applications, systems and database vendors. SG&A expenses are expected to increase in dollar terms for the balance of 1997 and thereafter.

Investment Income and Interest Expense

Investment income was $17,412 in the second quarter of 1997 compared with $8,041 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in 1997 primarily due to higher cash and investment balances which were derived from operations and the 31/4% Notes that were issued in March of 1997.

Interest expense increased by $1,643 to $4,640 in the second quarter of 1997 from $2,997 in the second quarter of 1996. The increase is attributable to the issuance of the 31/4% Notes in March of 1997.

Provision for Income Taxes

The provision for income taxes was $44,434 and $31,065 in the second quarters of 1997 and 1996, respectively, which resulted in an effective tax rate of 25.6% in the second quarter of 1997 and 26.3% in the second quarter of 1996. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - First Six Months of 1997 compared to First Six Months of 1996 (in thousands)
-------------------------------------------------------------------

Revenues

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the risk factors set forth on page 16 and in EMC's other filings at the U.S. Securities and Exchange Commission.

Total revenues for the six months ended June 30, 1997 were $1,331,898 compared to $1,066,504 for the first six months of 1996, an increase of $265,394 or 25%.

The increase in revenues was due primarily to the continued strong demand for the Company's Symmetrix series of products, particularly the Symmetrix 3000 series of products for the open systems market. In January 1997, EMC announced six new Symmetrix products, which represented 77% of the first six months Symmetrix product revenues. These new products address the growing need for Enterprise Storage.

Revenues from products sold directly and through OEM's and resellers into the mainframe storage market, which include Symmetrix products operating primarily in the MVS environment, were $590,929 in the first six months of 1997, compared to $618,649 in the first six months of 1996, a decrease of $27,720 or 4%. The trend in the mainframe revenue levels reflects a continuing market transition from proprietary mainframe storage to products operating in an open systems environment.

Revenues from products sold directly and through OEM's and resellers into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $607,702 in the first six months of 1997, compared to $316,289 in the first six months of 1996, an increase of $291,413 or 92%. The Company expects further growth in the open systems revenue levels and revenue as a percentage of total revenue in this market throughout 1997. (See, however, "Factors that May Affect Future Results.")

Revenues from products sold by McDATA, which include the ESCON
Director series of products, were $93,083 in the first six months of 1997, compared to $85,276 in the first six months of 1996, an increase of $7,807 or 9%.

Revenues from all other products, which include the midrange series of products, were $3,697 in the first six months of 1997, compared to $22,205 in the first six months of 1996, a decrease of $18,508 or 83%. The decrease is primarily attributable to the declines in midrange revenues, which declines are expected to continue. Midrange revenue levels are not expected to be material in the remainder of 1997 and thereafter.

Software revenues were $67,370 and $26,633 in the first six months of 1997 and 1996, respectively. Software revenues are included in the product revenues for the respective mainframe and open systems markets.

Revenues from service and rental income were $36,487 in the first six months of 1997, compared to $24,085 in the first six months of 1996, an increase of $12,402 or 51%, due to a broadening base of customers under service agreements.

In October 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 series of systems worldwide for connection to HP's 9000 series computers. This agreement was expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The current agreement extends through August 1998. Revenues for the first six months of 1997 and 1996 under this agreement were $226,114 and $113,316, or 17% and 11% of total revenues, respectively.

Revenues on sales into the North American markets were $762,158 in the first six months of 1997 compared to $634,802 in the first six months of 1996, an increase of $127,356, or 20%. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into all markets outside North America were $569,740 or 43% of total revenues in the first six months of 1997 compared to $431,702 or 40% of total revenues for the first six months of 1996. The Company expects further increases in international sales as a percentage of total revenues throughout 1997. (See, however, "Factors that May Affect Future Results.")


Revenues on sales into the markets of Europe, Africa and the Middle East were $435,056 in the first six months of 1997 compared to $329,259 in the first six months of 1996, an increase of $105,797, or 32%, due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of the Asia Pacific region were $127,101 in the first six months of 1997 compared to $96,227 in the first six months of 1996, an increase of $30,874, or 32%, due to increased revenue levels from sales of the Symmetrix series of products, primarily in the open systems storage market.

Revenues on sales into the markets of South America were $7,583 in the first six months of 1997 compared to $6,216 in the first six months of 1996, a increase of $1,367 or 22%.

Gross Margins

Gross margins increased to 45.9% of revenues in the first six months of 1997, compared to 43.9% of revenues in the first six months of 1996. This increase is primarily attributable to increasing sales of software which have a greater gross margin than hardware sales. Other factors impacting gross margins to a lesser extent in the second quarter include the rates of component cost declines and price declines which were about equal, and revenues attributable to new Symmetrix products. The Company currently believes that price declines will continue in the mainframe and open systems environments.

Research and Development

R&D expenses were $101,537 and $74,950 in the first six months of 1997 and 1996, respectively, an increase of $26,587, or 35%. R&D expenses were 7.6% and 7.0% of revenues in the first six months of 1997 and 1996, respectively. The increase was partially due to the cost of additional technical staff, particularly to support development of products for the Enterprise Storage market, and is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1997 and thereafter.

Selling, General and Administrative

SG&A expenses were $212,264 and $168,922 in the first six months of 1997 and 1996, respectively, an increase of $43,342 or 26%. SG&A expenses were 15.9% and 15.8% of revenues in the first six months of 1997 and 1996, respectively. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to expand sales of its Enterprise Storage products. The Company has expanded its international direct sales force, as well as its OEM, reseller, alliance and partnership programs with applications, systems and database vendors. SG&A expenses are expected to increase in dollar terms for the balance of 1997 and thereafter.

Investment Income and Interest Expense

Investment income was $29,096 in the first six months of 1997 compared with $14,366 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in 1997 primarily due to higher cash and investment balances which were derived from operations and the 31/4% Notes that were issued in March of 1997.

Interest expense for the six months ended June 30, 1997 and June
29, 1996 relates primarily to the 31/4% Notes and 41/4% Notes, respectively.

Provision for Income Taxes

The provision for income taxes was $82,682 and $61,235 in the first six months of 1997 and 1996, respectively, which resulted in an effective tax rate of 25.6% in the first six months of 1997 and 26.3% in the first six months of 1996. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

FINANCIAL CONDITION

Cash and cash equivalents and short and long-term investments were $1,313,588 and $840,858 at June 30, 1997 and December 31, 1996,
respectively, an increase of $472,730.

Cash provided by operating activities for the first six months of 1997 was $58,538, generated primarily from net income and offset by an increase in working capital, primarily driven by an increase in inventory related to the transition to the new Symmetrix products. Cash used by investing activities was $304,357, principally for the purchase of short and long-term investments and additions to property, plant and equipment. Cash provided by financing activities was $510,973, principally from the issuance of the 31/4% Notes in March of 1997.

At June 30, 1997, the Company had available for use its credit line of $50 million. The Company may elect to borrow at any time.
Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available line of credit will be adequate to finance its operations, as well as potential acquisitions.

Financial Reporting Release No. 48, issued by the Securities and Exchange Commission, requires enhanced disclosures regarding accounting policies for and market risks inherent in derivatives and other financial instruments. Note M of the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 describes the Company's use of derivatives and its related accounting policy. There have been no significant changes to the policy set forth in Note M through June 30, 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) a failure by any supplier of high density DRAMs, disk drives or other components to meet EMC's requirements for an extended period of time; (ii) the transition to new products; (iii) the historic and recurring "hockey stick" pattern of the Company's sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter; (iv) the "hockey stick" pattern of the Company's sales, making it extremely difficult to predict near-term demand and adjust production capacity accordingly; (v) competitive factors, including but not limited to pricing pressures, in the computer storage market; (vi) fluctuating currency exchange rates; (vii) the relative and varying rates of product price and component cost declines; (viii) termination of the agreements with certain of the Company's OEM's or resellers; (ix) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings at the U.S. Securities and Exchange Commission.

                          PART II.
                      OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 7, 1997. There was no solicitation in opposition to the management's nominees as listed in the Company's proxy statement and all such nominees were elected as Class I directors for a three-year term. In addition, the stockholders approved amendments to the Company's Articles of Organization to increase the number of shares of authorized common stock, $.01 par value, to 750,000,000 shares and to increase the number of shares available for grant under the Company's 1993 Stock Option Plan to 14,000,000 shares. The results of the votes for each of these proposals were as follows:


1.     Election of Class I Directors:

                                     For            Withheld
       Richard J. Egan          216,675,329         3,889,171
       John F. Cunningham       217,442,237         3,122,263

In addition to these directors, the Company's other incumbent directors (John R. Egan, Michael J. Cronin, Maureen E. Egan, W.
Paul Fitzgerald, Joseph F. Oliveri and Michael C. Ruettgers) had terms that continued after the 1997 Annual Meeting.

2.     To amend the Company's Articles of Organization:

       For:             206,706,502
       Against:          13,259,781
       Abstain:             594,497
       Broker Non-Votes:      3,720

3.     To amend the Company's 1993 Stock Option Plan:

       For:             183,432,945
       Against:          36,174,846
       Abstain:             952,989
       Broker Non-Votes:      3,720



Item 6.   Exhibits and Reports on Form 8-K

       (a)Exhibits

          11.1     Computation of Primary and Fully Diluted Net
                   Income Per Share(filed herewith).

          27       Financial Data Schedule (filed herewith).

       (b) Reports on Form 8-K

 No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1997.

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EMC CORPORATION



Date:  August 12, 1997      By: /s/ Colin G. Patteson
                            Colin G. Patteson
                            Senior Vice President, Chief
                            Administrative Officer and Treasurer
                            (Principal Financial Officer)


                            By: /s/ William J. Teuber, Jr.
                            William J. Teuber, Jr.
                            Vice President and Chief Financial
                            Officer (Principal Accounting Officer)

                        EXHIBIT INDEX



Exhibit 11.1    Computation of Primary and Fully Diluted Net Income
                Per Share

Exhibit 27      Financial Data Schedule




Exhibit 11.1        Computation of Primary and Fully Diluted Net
            Income Per Share (unaudited)
        (Amounts in thousands except per share data)
                             Three Months Ended       Six Months Ended

                            June 30,   June 29,    June 30,   June 29,
                              1997       1996        1997       1996

 Primary
 Net income                  $128,799    $87,054   $239,667    $171,599
 Add back interest
 expense                        4,205      2,438      5,092       4,878
    on convertible notes
 Less tax effect on
 interest                     (1,682)      (975)    (2,037)     (1,951)
  expense on convertible
 notes
 Net income for purposes
 of  calculating primary     $131,322    $88,517   $242,722    $174,526
 net income per share

 Weighted average shares
  outstanding during the  246,238,335 231,702,179 246,018,384 231,177,705 period

 Common equivalent shares  17,711,405  16,814,653 13,394,664  17,391,703

 Common and common
 equivalent shares
 outstanding for purpose  263,949,740 248,516,832 259,413,048 248,569,408 of calculating primary
 net income per share

 Primary net income per         $0.50      $0.36      $0.94       $0.70
 share (Note 4)

 Fully Diluted

 Net income                  $128,799    $87,054   $239,667    $171,599
 Add back interest
 expense on                     4,205      2,438      5,092       4,878
    convertible notes
 Less tax effect on
 interest   expense on        (1,682)      (975)    (2,037)     (1,951)
 convertible notes
 Net income for purpose
 of calculating fully        $131,322    $88,517   $242,722    $174,526
 diluted net income per
 share

 Common and common
 equivalent shares
 outstanding for purpose  263,949,740 248,516,832 259,413,048 248,569,408 of calculating primary
 net income per share

 Incremental shares to         89,659     57,210    198,914      51,239
 reflect full dilution

 Total shares for purpose
 of calculating fully     264,039,399 248,574,042 259,611,962 248,620,647
 diluted net income per
 share

 Fully diluted net income       $0.50      $0.36      $0.93       $0.70
 per share (Note 4)
