Form 10-Q
period 1997-09-30
EMC CORP
filed 1997-11-12
CIK 790070

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 1997      Commission File Number  1- 9853
                       -------------------                             -------

                                EMC CORPORATION
    --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Massachusetts                                      04-2680009
-----------------------------------    ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
organization or incorporation)

                                171 South Street
                       Hopkinton, Massachusetts  01748-9103
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

                 YES  X                       NO
                     ---                         ---

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 247,971,175
---------------------------------------    -----------------------------------
             Class                         Outstanding as of September 30, 1997

                                EMC CORPORATION

                                                                           Page No.

Part I - Financial Information

       Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996............................. 3

       Consolidated Statements of Income
         for the Three and Nine Months Ended
         September 30, 1997 and September 30, 1996............................ 4

       Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1997
         and September 30, 1996............................................... 5

       Notes to Interim Consolidated Financial
        Statements............................................................ 6-9

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................ 10-18

Part II - Other Information................................................... 19

Signatures.................................................................... 20

Exhibit Index................................................................. 21


                                      -3-
                                EMC CORPORATION



                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                          September 30,   December 31,
ASSETS                                                                         1997           1996
                                                                          --------------  -------------
Current assets:
   Cash and cash equivalents                                                 $  971,241     $  496,377
   Short-term investments                                                       361,607        230,981
   Trade and notes receivable less allowance for doubtful
    accounts of $7,519 and $7,368 in 1997 and 1996, respectively                663,114        627,409
   Inventories                                                                  449,024        336,581
   Deferred income taxes                                                         34,031         43,421
   Other assets                                                                  30,399         19,367
                                                                             ----------     ----------
Total current assets                                                          2,509,416      1,754,136

Long-term investments                                                           140,067        113,500
Notes receivable, net                                                            29,459         20,013
Property, plant and equipment, net                                              338,583        276,387
Deferred income taxes                                                            15,458         16,664
Intangible and other assets, net                                                142,513        112,846
                                                                             ----------     ----------
      Total assets                                                           $3,175,496     $2,293,546
                                                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term obligations                $    8,293     $    7,058
   Accounts payable                                                             120,158        172,871
   Accrued expenses                                                             116,674        122,562
   Income taxes payable                                                         130,983        104,899
   Deferred revenue                                                               7,348         10,112
                                                                             ----------     ----------
Total current liabilities                                                       383,456        417,502

Deferred revenue                                                                    805          2,019
Deferred income taxes                                                            41,985         46,002
Long-term obligations:
   3 1/4% convertible subordinated notes due 2002                               517,500            ---
   4 1/4% convertible subordinated notes due 2001                                   ---        142,720
   Notes payable and other noncurrent liabilities                                39,229         48,514
                                                                             ----------     ----------
      Total liabilities                                                         982,975        656,757
                                                                             ----------     ----------

Commitments and contingencies

Stockholders' equity:
   Series Preferred Stock, par value $.01; authorized 25,000,000                    ---            ---
      shares, none outstanding
   Common Stock, par value $.01; authorized 750,000,000
      shares; issued 247,971,175 and 238,239,672 shares, in 1997
      and 1996, respectively                                                      2,479          2,382
   Additional paid-in capital                                                   655,192        463,687
   Deferred compensation                                                        (12,572)        (7,027)
   Retained earnings                                                          1,545,117      1,172,828
   Cumulative translation adjustment                                              2,305          4,919
                                                                             ----------     ----------
      Total stockholders' equity                                              2,192,521      1,636,789
                                                                             ----------     ----------
          Total liabilities and stockholders' equity                         $3,175,496     $2,293,546
                                                                             ==========     ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                                      -4-
                                EMC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                              For the Three Months Ended          For the Nine Months Ended
                                              --------------------------          ------------------------

                                             Sept. 30,        Sept. 30,         Sept. 30,         Sept. 30,
                                                1997             1996             1997              1996
                                             ----------       ----------       -----------       -----------
Revenues:

  Net sales                                   $713,949         $536,279        $2,009,360        $1,578,698
  Service and rental                            18,621           14,475            55,108            38,560
                                              --------         --------        ----------        ----------
                                               732,570          550,754         2,064,468         1,617,258
Costs and expenses:

  Cost of sales and service                    391,278          306,438         1,111,808           904,543
  Research and development                      56,531           41,151           158,068           116,101
  Selling, general and
      administrative                           122,093           90,268           334,357           259,190
                                              --------         --------        ----------        ----------

Operating income                               162,668          112,897           460,235           337,424

Investment income                               20,708            9,537            49,804            23,903
Interest expense                                (4,706)          (3,045)          (10,748)           (9,101)
Other income / (expense), net                     (294)              92             1,434                89
                                              --------         --------        ----------        ----------

Income before taxes                            178,376          119,481           500,725           352,315

Income tax provision                            45,754           29,134           128,436            90,369
                                              --------         --------        ----------        ----------

Net income                                    $132,622         $ 90,347        $  372,289        $  261,946
                                              ========         ========        ==========        ==========

Net income per weighted average share,
  primary                                        $0.51            $0.37             $1.44             $1.07
                                              ========         ========        ==========        ==========

Net income per weighted average share,
  fully diluted                                  $0.51            $0.37             $1.44             $1.07
                                              ========         ========        ==========        ==========
Weighted average number of common
  shares outstanding, primary                  265,676          248,998           261,636           248,714

Weighted average number of common
  shares outstanding, fully diluted            266,267          249,795           262,798           249,287

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                       For the Nine Months Ended
                                                                     ------------------------------
                                                                     September 30,   September 30,
                                                                          1997            1996
                                                                     --------------  --------------
Cash flows from operating activities:
   Net income                                                            $ 372,289       $ 261,946
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        95,499          63,204
       Deferred income taxes, net                                            6,579          25,575
       Net loss on disposal of property and equipment                          491             954
       Tax benefit from stock options exercised                             16,500             ---
       Changes in assets and liabilities:
         Trade and notes receivable                                        (45,001)        (11,166)
         Inventories                                                      (112,448)         26,861
         Other assets                                                      (42,678)        (25,391)
         Accounts payable                                                  (52,731)         39,474
         Accrued expenses                                                   (6,250)        (18,532)
         Income taxes payable                                               26,020          (3,630)
         Deferred revenue                                                   (3,984)          6,655
                                                                         ---------       ---------
            Net cash provided by operating activities                      254,286         365,950
                                                                         ---------       ---------

Cash flows from investing activities
   Additions to property, plant and equipment                             (125,837)        (88,238)
   Purchase of patents                                                         ---          (6,333)
   Proceeds from disposal of property and equipment                            313             850
   Capitalized software development costs                                  (19,385)        (18,693)
   Maturities/(purchases) of short-term and
    long-term investments, net                                            (157,193)        (40,232)
                                                                         ---------       ---------
            Net cash used by investing activities                         (302,102)       (152,646)
                                                                         ---------       ---------

Cash flows from financing activities:
   Issuance of common stock                                                 26,342          19,135
   Repurchase of shares for treasury                                           ---         (22,207)
   Redemption of  4 1/4% notes due 2001                                        (65)            ---
   Issuance of  3 1/4% notes due 2002, net of issuance costs               506,671             ---
   Payment of long-term and short-term obligations                          (9,763)           (822)
   Issuance of long-term and short-term obligations                          1,713           4,296
                                                                         ---------       ---------
            Net cash provided by financing activities                      524,898             402
                                                                         ---------       ---------

Effect of exchange rate changes on cash                                     (2,218)             73
Net increase in cash and cash equivalents                                  477,082         213,706
Cash and cash equivalents at beginning of period                           496,377         379,628
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $ 971,241       $ 593,407
                                                                         =========       =========

Non-cash activity:
   Conversion of 4 1/4% notes to common stock,
    net of issuance costs                                                $140,682             $100
   Patents acquired by notes and other payables                               ---          $37,416

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------

   Company
   -------
   EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware and software products and related services for the Enterprise Storage market. Enterprise Storage provides shared storage of information from all types of computers, including both mainframe and open systems computers. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms, including, but not limited to, International Business Machines Corporation ("IBM") and IBM-compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc., and Siemens Nixdorf Informationssysteme AG.

   Accounting
   ----------
   The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1997 and September 30, 1996.

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

                                EMC CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventory


                                                               September 30, 1997  December 31, 1996
                                                               ------------------  -----------------
     Inventories consist of:  (in thousands)
         Purchased parts                                                 $ 23,823           $ 16,610
         Work-in-process                                                  254,174            210,445
         Finished goods                                                   171,027            109,526
                                                                         --------           --------
                                                                         $449,024           $336,581
                                                                         ========           ========

3.  Long-Term Obligations
    ---------------------

   In March 1997, the Company sold in a private placement under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), $517.5 million of 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes"). The
   3 1/4% Notes are generally convertible into shares of common stock of the Company at a conversion price of $45.31 per share, subject to adjustment in certain events. Interest is payable semiannually and the 3 1/4% Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act, which became effective on June 26, 1997, permitting the resale, on a registered basis, of the Notes and of the shares of common stock issuable upon conversion of the Notes from time to time by the securityholders named or to be named therein.


4.  Net Income Per Share
    --------------------

   Net income per share was computed on the basis of weighted average common and dilutive common equivalent shares outstanding. Primary and fully diluted weighted average shares outstanding used in the per share computations reflect the dilutive effects of the 3 1/4% Notes for the three and nine months ended September 30, 1997, and of the 4 1/4% convertible subordinated notes due 2001 (the "4 1/4% Notes") for the three and nine months ended September 30, 1996. The dilutive effects of outstanding stock options are reflected in all periods presented.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which is effective for fiscal years ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of diluted EPS and adds the presentation of basic EPS, which excludes dilutive securities. It also requires a reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the income statement.

                                EMC CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net income per share for the three and nine months ended September 30, 1997 and September 30, 1996, respectively, as computed under the new standard is as follows:


                                                                     For the three months ended
                                                               --------------------------------------
                                                               September 30, 1997  September 30, 1996
                                                               ------------------  ------------------

Net income per weighted average share, basic                         $0.54               $0.39

Net income per weighted average share, diluted                       $0.51               $0.37

                                                                    For the nine months ended
                                                                    -------------------------
                                                               September 30, 1997  September 30, 1996
                                                               ------------------  ------------------

Net income per weighted average share, basic                         $1.51               $1.13

Net income per weighted average share, diluted                       $1.44               $1.07


5. Common Stock
   ------------

   On October 21, 1997, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of October 31, 1997 and a distribution date of November 17, 1997. Share and per share amounts have not been restated to reflect the stock split. Pro forma fully diluted per share amounts as restated to reflect the stock split are $.25 and $.18 for the three months ended September 30, 1997 and 1996, respectively, and $.72 and $.53 for the nine months ended September 30, 1997 and 1996.

6. Litigation
   ------------

   On August 20, 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York (Civil Action No. 97-6211) alleging that the Company is infringing two patents and seeking unspecified damages. The Company believes TM's claims are without merit.

   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business or financial condition.

                                EMC CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7. Derivatives
   ------------

   Financial Reporting Release No. 48, issued by the Securities and Exchange Commission, requires enhanced disclosures regarding accounting policies for and market risks inherent in derivatives and other financial instruments. Note M of the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 describes the Company's use of derivatives and its related accounting policy. There have been no significant changes to the policy set forth in Note M through September 30, 1997.

8. Subsequent Event
   ----------------

   On October 1, 1997, a new McDATA Corporation was formed to design, develop and market fibre channel solutions for switched enterprise environments. EMC is currently the majority shareholder in the new company. McDATA Holdings Corporation, a wholly-owned subsidiary of EMC, continues to focus on McDATA's existing ESCON business and holds EMC's equity investment in the new McDATA Corporation.

                                EMC CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Third Quarter of 1997 compared to Third Quarter of 1996 (in thousands)
--------------------------------------------------------------------------------

Revenues
--------

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the risk factors set forth on page 18 and in EMC's other filings at the U.S. Securities and Exchange Commission.

Total revenues for the third quarter ended September 30, 1997 were $732,570 compared to $550,754 for the third quarter of 1996, an increase of $181,816 or 33%. The increase in revenues was due primarily to the continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions regardless of operating systems. Enterprise Storage allows users to move and store mission critical information from mainframe, UNIX and Windows NT environments.

Revenues from products sold directly and through original equipment manufacturers ("OEM's") and resellers into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $404,054 in the third quarter of 1997, compared to $182,613 in the third quarter of 1996, an increase of $221,441 or 121%. This was the second consecutive quarter in which open systems revenue levels exceeded mainframe revenue levels. The Company expects further growth in the open systems revenue levels and revenue as a percentage of total revenue in this market for the remainder of 1997. (See, however, "Factors that May Affect Future Results.")

Revenues from products sold directly and through OEM's and resellers into the mainframe storage market, which include Symmetrix products operating primarily in the Multiple Virtual Storage ("MVS") environment, were $266,226 in the third quarter of 1997, compared to $305,605 in the third quarter of 1996. The decrease of $39,379 or 13% resulted from the continuing market transition from proprietary mainframe storage to products operating in an open systems environment and some seasonality in the European market which tends to be more mainframe-oriented.

Revenues from products sold by McDATA Corporation, a wholly-owned subsidiary of EMC (See Note 8) ("McDATA"), which include the ESCON Director series of products, were $43,126 in the third quarter of 1997, compared to $43,776 in the third quarter of 1996, a decrease of $650 or 1%.

                                EMC CORPORATION


Revenues from all other products, which include the midrange series of products, were less than $1 million in the third quarter of 1997, compared to $4,285 in the third quarter of 1996. Midrange revenue levels are not expected to be material in the remainder of 1997 and thereafter.

Software revenues were $49,782 and $26,401 in the third quarters of 1997 and 1996, respectively. Software revenues are included in the product revenues for the respective mainframe and open systems markets.

Revenues from service and rental income were $18,621 in the third quarter of 1997, compared to $14,475 in the third quarter of 1996, an increase of $4,146 or 29%, due principally to a broadening base of customers under service agreements.

In October 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 series of systems worldwide for connection to HP's 9000 series computers. This agreement was expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The current agreement extends through August 1998. Revenues for the third quarter of 1997 and 1996 under this agreement were $134,608 and $62,161, or 18% and 11% of total revenues, respectively.

Revenues on sales into the North American markets were $426,733 in the third quarter of 1997 compared to $330,520 in the third quarter of 1996, an increase of $96,213, or 29%. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into all markets outside North America were $305,837 or 42% of total revenues in the third quarter of 1997 compared to $220,234 or 40% of total revenues for the third quarter of 1996, an increase of $85,603 or 39%. The increase in revenue levels is primarily due to sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East were $221,606 in the third quarter of 1997 compared to $173,724 in the third quarter of 1996, an increase of $47,882, or 28%.

Revenues on sales into the markets of the Asia Pacific region, primarily Japan, were $77,366 in the third quarter of 1997 compared to $45,656 in the third quarter of 1996, an increase of $31,710, or 69%.

Revenues on sales into the markets of South America were $6,865 in the third quarter of 1997 compared to $854 in the third quarter of 1996, an increase of $6,011 or 704%.

                                EMC CORPORATION

Gross Margins
-------------

Gross margins increased to 46.6% of revenues in the third quarter of 1997, compared to 44.4% of revenues in the third quarter of 1996. This increase is primarily attributable to increasing sales of software which have a higher gross margin than hardware sales. Other factors impacting gross margins to a lesser extent in the third quarter of 1997 include the rates of price declines in the marketplace and component cost declines which were about equal. The Company currently believes that price declines will continue.

Research and Development
------------------------

Research and development ("R&D") expenses were $56,531 and $41,151 in the third quarters of 1997 and 1996, respectively, an increase of $15,380, or 37%. R&D expenses were 7.7% and 7.5% of revenues in the third quarters of 1997 and 1996, respectively. The increase was partially due to the cost of additional technical staff to support a variety of initiatives including both fibre channel connectivity and Enterprise Storage software. The increase is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1997 and thereafter.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative ("SG&A") expenses were $122,093 and $90,268 in the third quarters of 1997 and 1996, respectively, an increase of $31,825 or 35%. SG&A expenses were 16.7% and 16.4% of revenues in the third quarters of 1997 and 1996, respectively. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to expand sales of its Enterprise Storage products. The Company has expanded its international direct sales force, as well as its OEM, reseller, alliance and partnership programs with applications, systems and database vendors. SG&A expenses are expected to increase in dollar terms for the balance of 1997 and thereafter.

Investment Income and Interest Expense
--------------------------------------

Investment income was $20,708 in the third quarter of 1997 compared with $9,537 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments and other receivables. Investment income increased in 1997 primarily due to higher cash and investment balances which were derived from operations and the 3 1/4% Notes that were issued in March of 1997.

Interest expense increased by $1,661 to $4,706 in the third quarter of 1997 from $3,045 in the third quarter of 1996. The increase is attributable to the issuance of the 3 1/4% Notes in March of 1997.

                                EMC CORPORATION

Provision for Income Taxes
--------------------------

The provisions for income taxes were $45,754 and $29,134 in the third quarters of 1997 and 1996, respectively, which resulted in an effective tax rate of 25.6% in the third quarter of 1997 and 24.4% in the third quarter of 1996. In the third quarter of 1996 the Company reduced its expected year-to-date effective tax rate to 25.6% which resulted in the lower rate for the three month period ended September 30, 1996. The lower tax rate was due to the realization of benefits associated with the continued progress on the Company's various tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

                                     -14-
                                EMC CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - First Nine Months of 1997 compared to First Nine Months of 1996 (in thousands)
--------------------------------------------------------------------------------

Revenues
--------

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the risk factors set forth on page 18 and in EMC's other filings at the U.S. Securities and Exchange Commission.

Total revenues for the nine months ended September 30, 1997 were $2,064,468 compared to $1,617,258 for the first nine months of 1996, an increase of $447,210 or 28%. The increase in revenues was due primarily to the continued strong demand for the Company's Symmetrix series of products. These products address the growing need for enterprise-wide storage solutions regardless of operating systems. Enterprise Storage allows users to move and store data mission critical information from mainframe, UNIX and Windows NT environments.

Revenues from products sold directly and through OEM's and resellers into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $1,011,756 in the first nine months of 1997, compared to $498,902 in the first nine months of 1996, an increase of $512,854 or 103%. The Company expects further growth in the open systems revenue levels and revenue as a percentage of total revenue in this market for the remainder of 1997. (See, however, "Factors that May Affect Future Results.")

Revenues from products sold directly and through OEM's and resellers into the mainframe storage market, which include Symmetrix products operating primarily in the MVS environment, were $857,155 in the first nine months of 1997, compared to $924,254 in the first nine months of 1996, a decrease of $67,099 or 7%. The trend in the mainframe revenue levels reflects a continuing market transition from proprietary mainframe storage to products operating in an open systems environment.

Revenues from products sold by McDATA, which include the ESCON Director series of products, were $136,209 in the first nine months of 1997, compared to $129,052 in the first nine months of 1996, an increase of $7,157 or 6%.

Revenues from all other products, which include the midrange series of products, were $4,240 in the first nine months of 1997, compared to $26,490 in the first nine months of 1996, a decrease of $22,250 or 84% attributable to customer demand shifting to Symmetrix Enterprise Storage. Midrange revenue levels are not expected to be material in the remainder of 1997 and thereafter.

                                     -15-
                                EMC CORPORATION

Software revenues were $117,152 and $53,034 in the first nine months of 1997 and 1996, respectively. Software revenues are included in the product revenues for the respective mainframe and open systems markets.

Revenues from service and rental income were $55,108 in the first nine months of 1997, compared to $38,560 in the first nine months of 1996, an increase of $16,548 or 43%, due to a broadening base of customers under service agreements.

In October 1995, the Company entered into a reseller agreement with HP under which HP markets and resells the Symmetrix 3000 series of systems worldwide for connection to HP's 9000 series computers. This agreement was expanded to enable HP to also market and resell this family of systems for connection to HP's 3000 series computers. The current agreement extends through August 1998. Revenues for the first nine months of 1997 and 1996 under this agreement were $360,722 and $175,477, or 17% and 11% of total revenues, respectively.

Revenues on sales into the North American markets were $1,188,891 in the first nine months of 1997 compared to $965,322 in the first nine months of 1996, an increase of $223,569, or 23%. This increase was due primarily to increased revenue levels from sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into all markets outside North America were $875,577 or 42% of total revenues in the first nine months of 1997 compared to $651,936 or 40% of total revenues for the first nine months of 1996. The increase in revenue levels is primarily due to sales of the Symmetrix series of products in the open systems storage market.

Revenues on sales into the markets of Europe, Africa and the Middle East were $656,662 in the first nine months of 1997 compared to $502,983 in the first nine months of 1996, an increase of $153,679, or 31%.

Revenues on sales into the markets of the Asia Pacific region, primarily Japan, were $204,467 in the first nine months of 1997 compared to $141,883 in the first nine months of 1996, an increase of $62,584, or 44%.

Revenues on sales into the markets of South America were $14,448 in the first nine months of 1997 compared to $7,070 in the first nine months of 1996, an increase of $7,378 or 104%.

                                     -16-
                                EMC CORPORATION

Gross Margins
-------------

Gross margins increased to 46.1% of revenues in the first nine months of 1997, compared to 44.1% of revenues in the first nine months of 1996. This increase is primarily attributable to increasing sales of software which have a higher gross margin than hardware sales. Other factors impacting gross margins to a lesser extent in the first nine months of the year include the rates of price declines in the marketplace and component cost declines which were about equal. The Company currently believes that price declines will continue.

Research and Development
------------------------

R&D expenses were $158,068 and $116,101 in the first nine months of 1997 and 1996, respectively, an increase of $41,967, or 36%. R&D expenses were 7.7% and 7.2% of revenues in the first nine months of 1997 and 1996, respectively. The increase was partially due to the cost of additional technical staff to support a variety of initiatives including both fibre channel connectivity and Enterprise Storage software. The increase is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1997 and thereafter.

Selling, General and Administrative
-----------------------------------

SG&A expenses were $334,357 and $259,190 in the first nine months of 1997 and 1996, respectively, an increase of $75,167 or 29%. SG&A expenses were 16.2% and 16.0% of revenues in the first nine months of 1997 and 1996, respectively. The dollar increase is due primarily to costs associated with additional worldwide sales and support personnel and their related overhead costs. These costs are attributable to the Company's increased revenue levels and the Company's initiatives to expand sales of its Enterprise Storage products. The Company has expanded its international direct sales force, as well as its OEM, reseller, alliance and partnership programs with applications, systems and database vendors. SG&A expenses are expected to increase in dollar terms for the balance of 1997 and thereafter.

Investment Income and Interest Expense
--------------------------------------

Investment income was $49,804 in the first nine months of 1997 compared with $23,903 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments and other receivables. Investment income increased in 1997 primarily due to higher cash and investment balances which were derived from operations and the 3 1/4% Notes that were issued in March of 1997.

                                     -17-
                                EMC CORPORATION

Interest expense increased by $1,647 to $10,748 for the nine months ended September 30, 1997 from $9,101 for the nine months ended September 30, 1996 and relates primarily to the 3 1/4% Notes and 4 1/4% Notes, respectively.


Provision for Income Taxes
--------------------------

The provisions for income taxes were $128,436 and $90,369 in the first nine months of 1997 and 1996, respectively, which resulted in an effective tax rate of 25.6% in the first nine months of 1997 and 1996. This effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies. The Company provides for income taxes based upon its estimate of full year earnings on a country-by-country basis.

FINANCIAL CONDITION
-------------------

Cash and cash equivalents and short and long-term investments were $1,472,915 and $840,858 at September 30, 1997 and December 31, 1996, respectively, an increase of $632,057.

Cash provided by operating activities for the first nine months of 1997 was $254,286, generated primarily from net income and offset by an increase in working capital, primarily driven by an increase in inventory related to the transition to the new Symmetrix products. Cash used by investing activities was $302,102, principally for the purchase of short and long-term investments and additions to property, plant and equipment. Cash provided by financing activities was $524,898, principally from the issuance of the 3 1/4% Notes in March of 1997 and proceeds from the exercise of stock options.

At September 30, 1997, the Company had available for use its credit line of $50 million. The Company may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes funds currently available, funds generated from operations and its available line of credit will be adequate to finance its operations, as well as potential acquisitions.

Financial Reporting Release No. 48, issued by the Securities and Exchange Commission, requires enhanced disclosures regarding accounting policies for and market risks inherent in derivatives and other financial instruments. Note M of the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 describes the Company's use of derivatives and its related accounting policy. There have been no significant changes to the policy set forth in Note M through September 30, 1997.

                                     -18-
                                EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) a failure by any supplier of high density DRAMs, disk drives or other components to meet EMC's requirements for an extended period of time; (ii) changes in EMC's sales strategy and product development plans; (iii) the transition to new products;
(iv) the historic and recurring "hockey stick" pattern of the Company's sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter; (v) the "hockey stick" pattern of the Company's sales, making it extremely difficult to predict near-term demand and adjust production capacity accordingly; (vi) competitive factors, including but not limited to pricing pressures, in the computer storage market; (vii) fluctuating currency exchange rates; (viii) the relative and varying rates of product price and component cost declines; (ix) termination of the agreements with certain of the Company's OEM's or resellers; (x) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings at the U.S. Securities and Exchange Commission.

                                     -19-
                                EMC CORPORATION

                                    PART II.
                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     On August 20, 1997, TM Patents, L.P. ("TM") filed suit against the registrant in the United States District Court for the Southern District of New York (Civil Action No. 97-6211) alleging that the registrant is infringing two patents and seeking unspecified damages. The registrant believes TM's claims are without merit.

     The registrant is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the registrant's business or financial condition.

Item 5.  Other Information
         -----------------

         (a) In August 1997, the registrant announced plans to more than double its worldwide manufacturing capacity. The registrant is constructing a manufacturing facility in Franklin, Massachusetts of approximately 650,000 square feet and increasing the size of its manufacturing plant in Cork, Ireland, to a total of approximately 400,000 square feet.

         (b) On October 1, 1997, a new McDATA Corporation was formed to design, develop and market fibre channel solutions for switched enterprise environments. The registrant is currently the majority shareholder in the new company. McDATA Holdings Corporation, a wholly-owned subsidiary of the registrant, continues to focus on McDATA's existing ESCON business and holds the registrant's equity investment in the new McDATA Corporation.

         (c) Subsequent Events. See Notes 5 and 8 to Notes to Interim Consolidated Financial Statements in Part I of this report.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              11.1 Computation of Primary and Fully Diluted Net Income Per Share (filed herewith).

              27    Financial Data Schedule (filed herewith).

                                     -20-
                                EMC CORPORATION


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EMC CORPORATION



Date:  November 12, 1997         By: /s/ Colin G. Patteson
                                     ----------------------
                                     Colin G. Patteson
                                     Senior Vice President, Chief
                                     Administrative Officer and Treasurer
                                     (Principal Financial Officer)


                                  By: /s/ William J. Teuber, Jr.
                                     --------------------------
                                     William J. Teuber, Jr.
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

                                     -21-
                                EMC CORPORATION


                                 EXHIBIT INDEX


Exhibit 11.1    Computation of Primary and Fully Diluted Net Income Per Share

Exhibit 27      Financial Data Schedule