Form 10-K405
period 1997-12-31
EMC CORP
filed 1998-03-06
CIK 790070

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997      COMMISSION FILE NUMBER 1-9853

                                EMC CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2680009
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF ORGANIZATION OR INCORPORATION)              IDENTIFICATION NUMBER)

                               35 PARKWOOD DRIVE
                        HOPKINTON, MASSACHUSETTS 01748
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (508) 435-1000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS:             NAME OF EACH EXCHANGE ON WHICH REGISTERED:
     -------------------              -----------------------------------------
 Common Stock, $.01 par value                   New York Stock Exchange
3 1/4% Convertible Subordinated                 New York Stock Exchange
       Notes due 2002

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

              Yes   X                                    No
                  -----                                    -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by nonaffiliates of the registrant was $15,839,114,391 as of January 31, 1998.

  The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1998 was 497,058,098.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                    FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company's prospects are subject to certain uncertainties and risks.
 This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and
 Exchange Commission.
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware, software and service products for the open systems, mainframe and network attached information storage and retrieval system market. EMC introduced its first Symmetrix Integrated Cached Disk Array ("ICDA") in 1991. Since then, EMC has become the leading supplier of intelligent information storage and retrieval technology for enterprise computing environments. These products are sold as integrated storage solutions for customers utilizing a variety of the world's most popular computer system platforms, including but not limited to those shown below. These platforms include those of the Company's resellers and a variety of other open systems and mainframe platforms.

                             [GRAPH APPEARS HERE]

[THE GRAPH DEPICTS A PICTURE OF A SYMMETRIX UNIT SURROUNDED BY THE FOLLOWING
PLATFORMS: HP, NCR, SIEMENS, UNISYS, SIEMENS NIXDORF, SUN MICROSYSTEMS, INTEL, DATA GENERAL, DIGITAL, COMPAQ, IBM, SILICON GRAPHICS, SEQUENT, BULL AND NETWORKS.]

  Large-scale open systems computing environments emerged in the 1990's, and joined the traditional mainframe computing environments that existed in data centers. As these disparate systems have grown in number and scope, EMC believes that companies have been re-evaluating the way they manage, protect and share their mission-critical information. Rather than placing the computing platform at the center of their Information Systems ("IS") environment, customers are focusing on the information and the ability to access that information, regardless of computing platform. The consolidated information-centric computing model shown above defines what EMC believes is a significant growth opportunity, the enterprise storage market. An enterprise storage system stores and retrieves data from all major computing platforms and acts as a central information repository.

  The Company's objective is to continue to be the enterprise storage solutions leader in the Information Technology ("IT") industry. EMC develops its products by integrating technologically advanced, industry standard components and devices with Company-designed proprietary hardware and software technology. The Company differentiates its products by incorporating hardware and highly functional software features that provide competitive advantage for EMC customers through high performance, high availability, heterogeneous connectivity and centralized management.

  The customers for the Company's products are located worldwide and represent a cross section of industries and government agencies that range in size from FORTUNE 1000 companies to small businesses, and national to local governments. EMC products continue to be accepted widely by both existing customers and new accounts, including leading telecommunications and financial institutions worldwide.

  EMC, a Massachusetts corporation, was incorporated in 1979 and has its corporate headquarters at 35 Parkwood Drive, Hopkinton, Massachusetts.

COMPANY STRATEGIES

  During 1997, the Company realigned its business to focus on four major strategies: 1) Products and Offerings; 2) Markets and Channels; 3) New Business Development; and 4) Operational Effectiveness and Efficiency. The Company also implemented a new product branding strategy in 1997 to complement its industry leadership objectives. This has resulted in the renaming of several products (noted below) for the purpose of aligning the product name with its respective value to the customer.

STRATEGY ONE: PRODUCTS AND OFFERINGS

  The objective of Strategy One is to identify and deliver superior hardware and software products and offerings. Its intent is to deliver new and unique enterprise storage solutions that the Company believes will widen its lead over its competitors. The Company believes that competitive advantages in its products directly result from an innovative hardware architecture and highly functional software technology.

ENTERPRISE STORAGE HARDWARE
---------------------------

  The Company's common hardware architecture on which its principal products are based, called MOSAIC:2000, is based upon a modular design and interfaces that allow new technologies to be incorporated more rapidly than with traditional architectures. This hardware architecture enables the Company to deliver advanced technologies to market quickly while maintaining a consistent platform upon which its customers can expand capacity, performance, connectivity and intelligent functionality. This architectural hardware design has enabled the Company to expand its offerings in existing markets and to enter new, strategic markets quickly with proven storage products and services.

  EMC delivered the first Symmetrix series for the IBM and IBM-compatible mainframe storage market in 1991. Symmetrix was the first commercially available intelligent disk storage system for this marketplace that integrated highly sophisticated controller software with large amounts of cache memory and arrays of industry standard disk drives. This combination continues to provide customers with unique advantages and capabilities including: high performance disk storage; operating system independence for easy integration into existing computer environments; built-in redundancy and availability features allowing for higher data availability and continuous operations; and small footprint and low environmental requirements for low cost of ownership.

  Since the introduction of the first Symmetrix model, the Company has continued to enhance and increase the capabilities of the Symmetrix family. The Company's current mainframe product offering is the Symmetrix 5000 family. The Symmetrix 5000 family of products shares a common architecture and components, with the main differentiator being capacity and host connectivity capabilities. The Company believes that the Symmetrix 5000 family offers the highest performance and availability storage in the mainframe market.

  The Company's current open systems product offering is the Symmetrix 3000 family, first introduced in 1995. This family of products brings products similar to the Company's mainframe offerings to the open systems market. The Symmetrix 3000 family delivers the performance, capacity, availability and features of mainframe-class storage to large-scale open database and other applications such as Data Warehousing and Internet/Intranets.

  The Company introduced the latest generation of the Symmetrix 3000 and 5000 families in January 1997. The new generation Symmetrix established new competitive levels of scalability in the areas of performance, connectivity and capacity. The Company continues to engage in research and development of new hardware technology for the enterprise storage market.

ENTERPRISE STORAGE SOFTWARE
---------------------------

  A major strategic asset of the Company is the highly functional software utilized to provide primary and extended functionality for the Company's storage products. These software products are either EMC controller-based or host-based. Controller-based software resides within the EMC system, while host-based software resides within the customer's CPU. Extended software technology is delivered via EMC's Intelligent Storage Architecture ("ISA") overlay to the MOSAIC:2000 hardware design. The ISA architecture enables an integration of controller and host-based software products that provide enterprise wide storage solutions in the areas of information protection, management and sharing. The Symmetrix 3000 and 5000 families support all of the Company's enterprise storage software solutions.

  Examples of controller-based software are: Symmetrix Remote Data Facility, EMC TimeFinder, Symmetrix Data Migration Services and Symmetrix Enterprise Storage Platform. The Company's host-based software products include:
Symmetrix Manager for Open Systems and EMC Data Manager. During 1997, the Company introduced several new software products and enhancements to existing products.

  EMC continues to engage in research and development of software technology for the enterprise storage market in the areas of information protection, management and sharing. The Company believes that its investment in core technologies related to logical data management will accelerate adoption of the Company's enterprise storage model and facilitate consolidation and sharing of customer information.

NETWORK ATTACHED STORAGE
------------------------

  Network attached storage systems connect directly to local and wide area networks without the use of a host computer. This enables users on disparate systems to access and share central information. In 1996, EMC made available high performance network-attached storage solutions, the EMC Celerra File Server (formerly Symmetrix Network File Storage) and the EMC Celerra Media Server (formerly Symmetrix Network Media Storage). These systems combine EMC-developed proprietary software and network director hardware components with Symmetrix. EMC is currently engaging in research and development of additional products and features for the network attached storage market.

ENTERPRISE CONNECTIVITY
-----------------------

  In December 1995, the Company completed the acquisition of McDATA Corporation ("McDATA"). McDATA's primary product, the ESCON Director, is a high-speed fiber-optic-based network switch designed to connect computers and peripherals within data center environments and is marketed by IBM under an exclusive original equipment manufacturer ("OEM") agreement with McDATA.

  In October 1997, the Company reorganized McDATA into a new McDATA Corporation ("New McDATA") and McDATA Holdings Corporation ("McDATA Holdings"). New McDATA designs, develops and markets fibre channel solutions for switched enterprise environments. New McDATA is also currently performing services under the ESCON OEM Agreement with IBM on behalf of McDATA Holdings.

STRATEGY TWO: MARKETS AND CHANNELS

  Strategy Two is focused on developing and implementing a highly differentiated corporate identity and implementing marketing and sales channels to grow the Company's worldwide market leadership. Specific targeted storage markets include: the open systems market, including UNIX and Windows NT market segments, the IBM and IBM-compatible mainframe storage market and the network attached storage market. In addition, the Company has adopted a multi-channel distribution approach to sell its products in those large geographic markets of the world which the Company believes have a demand for its products.

ENTERPRISE STORAGE MARKET
-------------------------

  In 1997, the Company continued to focus on the three core sectors of the enterprise storage market described below: open systems, mainframe and network attached storage. As enterprise information continues to consolidate and the three core sectors converge, in 1998 and thereafter, the Company will focus on and will modify its business and financial measurement to reflect a newly emerged enterprise storage market.

 OPEN SYSTEMS MARKET

  The open systems market continues to demonstrate rapid growth in storage requirements primarily driven by continued deployment of new client/server applications. This market is characterized by a broad mix of computing platforms that offer customers the ability to quickly develop new applications required for today's highly competitive business environment.

  Revenues from the open systems market represented approximately 50%, 33% and 11% of EMC's revenues in 1997, 1996 and 1995, respectively.

 MAINFRAME MARKET

  The Company's ICDA-based products have achieved a significant presence in the mainframe storage market. The Company believes that mainframes will continue to play an important role as enterprise information servers and are a key element of enterprise computing due to the following factors: recent emergence of information-centric computing models; the need for customers to leverage investments in legacy applications, processes and personnel; and new developments in lower-cost hardware technology. The Company believes this will increase the need for enterprise storage solutions.

  Revenues from the mainframe market represented approximately 41%, 55% and 74% of EMC's revenues in 1997, 1996 and 1995, respectively.

 NETWORK ATTACHED STORAGE MARKET

  The Company believes that the network attached storage market has high potential for storage requirements. The proliferation of local and wide-area networks has resulted in customers' reliance on networks for sharing large computer files (including image and video). The Company believes this is an emerging market and the demand for its products will grow as customers realize the importance of the efficient sharing and delivery of these files.

ENTERPRISE STORAGE SERVICES
---------------------------

 PROFESSIONAL SERVICES

  EMC formed its Enterprise Storage Professional Services business in 1997 to design and deliver world class professional services to its global customer base. The Company's Professional Services business assists customers in assessing, designing and implementing enterprise storage solutions customized to maximize their return on information assets. EMC's methodology provides a framework for the information storage industry's best practices and facilitates delivery of three new Professional Services practices including Enterprise Storage

Architecture and Design, Enterprise Storage Backup and Restore, and Enterprise Storage Disaster Recovery and Information Protection. The Company has hired approximately 100 Professional Services employees to date.

 INTERNET SERVICES

  During 1997, EMC formed an Internet Services Group which provides a comprehensive Web Site Management Service utilizing the high availability, capacity and performance of Symmetrix. Through this service, the Company develops, implements, maintains and monitors all the technical aspects of a customer's internet presence, including management of internet-based electronic commerce and database applications as well as Web and online advertising. These services are delivered through a new data center at EMC's main research and development facility in Hopkinton, Massachusetts. The monthly fee-based services provide companies with internet access, staffing, information protection, contingency planning and an information repository based on Symmetrix.

MARKETING AND CUSTOMERS
-----------------------

  EMC markets its products through multiple distribution channels, including its direct sales force, selected distributors, resellers and OEMs. The Company has a direct sales presence throughout North America, Europe, South Africa and the Asia Pacific region and uses distributors as its primary distribution channel in other areas of the world. Over the past two years, the Company has expanded its sales and marketing organizations significantly in all major geographies of the world. In 1997, the Company established a direct sales presence in Latin America and continued broadening its direct sales presence worldwide. The Company has dedicated personnel to support the needs of its customers in the open systems and mainframe markets and also the needs of its distributor, reseller and OEM customers, both domestically and internationally.

  During 1997, the Company derived 57% of its revenue from North America, 33% from Europe, the Middle East and Africa, 9% from the Asia Pacific region and 1% from South America.

 RESELLER AND OEM CHANNELS

  The Company believes its products are well suited for sale by resellers and OEMs in partnership with the Company and that its revenues from the reseller and OEM market will continue to increase. In response to anticipated growth, the Company increased its sales channel capabilities by signing agreements with a number of Value Added Resellers, Systems Integrators and distributors during 1997.

  The Company's principal reseller and OEM agreements are with Hewlett-Packard Company ("HP"), Siemens Nixdorf Informationssysteme AG ("SNI"), Unisys Corporation ("Unisys"), Sequent Computer Systems, Inc. ("Sequent"), NCR Corporation and Compagnie des Machines Bull S.A. These agreements enable the reseller or OEM to market and resell certain of the Company's Symmetrix systems worldwide, subject to certain terms and conditions, for connection to certain of the reseller or OEM's respective computer platforms.

  In January 1997, the Company entered into its reseller agreement with Sequent under which Sequent markets and resells the Symmetrix 3000 family of systems worldwide for connection to certain of Sequent's computers. In February 1997, the Company expanded its agreement with Unisys to enable Unisys to market and sell EMC's Symmetrix for connection to Unisys' open systems and mainframe computer platforms. In March 1997, the Company entered into its worldwide reseller relationship with SNI under which SNI markets and resells Symmetrix systems for connection to the complete family of SNI servers.

  In 1997 and 1996, the Company derived 27% and 19%, respectively, of its product revenues from reseller and OEM channels.

 ALLIANCES

  The Company has entered into and intends to continue to enter into alliances with leading software, relational database and enterprise application companies, including BMC Software, Inc., Microsoft Corporation,

SAP AG, Oracle Corporation and other major independent software applications vendors. EMC's strategy is to work closely with leading software companies to provide added value to its customers by integrating enterprise storage with software applications that customers rely on to manage their day to day business operations.

STRATEGY THREE: NEW BUSINESS DEVELOPMENT

  Strategy Three's focus is to develop new business aligned to the enterprise storage market. This will be accomplished by maintaining a long term view on the storage industry's potential and continually assessing the market. Key objectives are to articulate the Company's new business strategic direction, to identify and close significant business development opportunities (mergers and acquisitions) and to manage and integrate such new business activities into EMC.

STRATEGY FOUR: OPERATIONAL EFFECTIVENESS AND EFFICIENCY

  Strategy Four provides EMC's business with focused attention on service-related functions within the Company including Finance, Legal, Human Resources, Information Systems, Facilities and Business Process Development. Collectively, these functions provide a flexible infrastructure that supports EMC's highly evolutionary business model that the Company believes has enabled its continued financial and operational excellence.

                               ----------------

MANUFACTURING

  EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. EMC's products are assembled and tested primarily at the Company's facilities in Massachusetts and Cork, Ireland. Product components manufactured by subcontractors in the U.S. and Europe are assembled in accordance with production standards and quality controls established by EMC. The Company is currently constructing a new, state-of-the-art, 680,000 square foot manufacturing facility in Franklin, Massachusetts and is doubling the size of its manufacturing facility in Cork, Ireland, to a total of 450,000 square feet. The Company believes its present level of manufacturing capacity, along with its current plans for expansion, will be sufficient to accommodate its requirements.

  The Company has implemented a Total Quality Management philosophy to ensure the quality of its designs, manufacturing process and suppliers. The Company's manufacturing operations in Massachusetts currently hold an ISO 9001 Certificate of Registration from National Quality Assurance, Ltd. This internationally recognized endorsement of ongoing quality management represents the highest level of certification available. The Company's manufacturing operation in Cork holds ISO 9002 registration.

COMPETITION

  In the open systems market, the Company's primary competition is provided by systems vendors, including IBM, Sun Microsystems, Inc. ("Sun"), and Digital Equipment Corporation ("DEC") (recently announced to be acquired by Compaq Computer Corporation). In the mainframe storage market, EMC competes primarily with systems vendors IBM and Hitachi, Limited ("Hitachi"). In the Company's opinion, the major competitive advantage of the systems vendors is their overall market presence and ability to provide integrated CPU, storage and software packages.

  The Company believes that it has a number of competitive advantages over these companies, especially in the areas of product performance, capacity, availability, connectivity, manageability, value-added software capabilities, time to market enhancements and total cost of ownership.

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

EMPLOYEES

  As of January 31, 1998, EMC had approximately 6,400 employees worldwide. None of the Company's domestic employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

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

PATENTS

  EMC has been granted and/or owns by assignment over 100 U.S. patents. The Company also has over 250 patent applications pending in the U.S. relating to its products for the open systems, mainframe and network attached storage markets.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company is active in primarily one business segment: designing, manufacturing and marketing high performance storage products. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North and South America segment in 1997, 1996 and 1995. (See Note O to the Company's Consolidated Financial Statements.)

ITEM 2. PROPERTIES

  The Company's operations are conducted at several locations in the United States and abroad. The following table provides certain information on the Company's principal offices and manufacturing facilities:

      LOCATION         USE                           APPROX. SQ. FT. PROPERTY INTEREST
      --------         ---                           --------------- -----------------
   35 Parkwood Dr.     Corporate, Administration         160,000          leased
   Hopkinton, MA

   42 South St.        Customer Demonstration             63,000           owned
   Hopkinton, MA       Center, Administration

   80 South St.        Manufacturing                     156,000           owned
   Hopkinton, MA

   171 South St.       Marketing, Research and           285,000           owned
   Hopkinton, MA       Development, Manufacturing

   5-9 Technology Dr.  Customer Service, Quality,        265,000          leased
   Milford, MA         Research and Development,
                       Manufacturing, Administration

   Cork, Ireland       Manufacturing                     200,000           owned

   McDATA Corporation  Research and Development,          90,000          leased
                       Manufacturing

  The Company is currently expanding its facility in Ireland by 250,000 square feet and constructing a 680,000 square foot building in Franklin, Massachusetts, both for manufacturing use. The Company recently purchased a 15,000 square foot building at 228 South Street, Hopkinton, Massachusetts which will be used for administrative purposes. The Company also leases space for its sales and services offices and certain research and development facilities worldwide, and owns land in Hopkinton, Massachusetts for possible expansion purposes.

ITEM 3. LEGAL PROCEEDINGS

  On August 20, 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to replead its suit. In the suit refiled in Massachusetts, TM alleged infringement only as to one of the two patents originally at issue. The Company believes TM's claims are without merit.

  On December 12, 1997, NewFrame Corporation Ltd. ("NewFrame") filed suit against the Company in the United States District Court for the District of Massachusetts. The suit contains a variety of allegations relating to the Company's use of NewFrame's software developments, including various contract claims and breach of fiduciary duty, and seeks monetary damages relating primarily to lost future profits. The Company has filed a motion to dismiss. The Company believes NewFrame's claims are without merit.

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company is infringing one patent and seeking unspecified damages. The Company has answered and counterclaimed. The Company believes STK's claims are without merit.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

       NAME               AGE POSITION
       ----               --- --------
Richard J. Egan.........   62 Chairman of the Board and Director
Michael C. Ruettgers....   55 President, Chief Executive Officer and Director
John R. Egan............   40 Executive Vice President, Products and Offerings and Director
Robert M. Dutkowsky.....   43 Executive Vice President, Markets and Channels
Paul E. Noble, Jr. .....   42 Senior Vice President, New Business Development
Colin G. Patteson.......   48 Senior Vice President, Chief Administrative Officer and Treasurer
Paul T. Dacier..........   40 Vice President and General Counsel
William J. Teuber, Jr...   46 Vice President and Chief Financial Officer

  Richard J. Egan is a founder of the Company and has served as a Director since the Company's inception in 1979. He was elected Chairman of the Board of the Company in January 1988. Prior to January 1988, he was also President of EMC. From 1979 to January 1992, he was Chief Executive Officer of the Company. He is also a director of Cognition Corporation, a CAD/CAM software supplier, Boston Edison Company, a public utility, and Shiva Corporation, a provider of remote access hardware, software and services.

  Michael C. Ruettgers served as Executive Vice President, Operations of EMC from July 1988 to October 1989, when he became President. From October 1989 to January 1992, Mr. Ruettgers served as Chief Operating Officer of EMC. In January 1992, he became Chief Executive Officer and in May 1992, he was elected a Director of the Company. Before joining EMC, he was Chief Operating Officer at Technical Financial Services, Incorporated, a high technology consulting company, from February 1987 to July 1988. He is also a director of Commonwealth Energy System, a public utility, and EG&G Inc., a diversified technology company.

  John R. Egan served in a number of executive positions with the Company including Executive Vice President, Marketing and Executive Vice President, International Sales, from October 1986 to January 1992. He was Executive Vice President, Sales and Marketing of the Company from January 1992 to July 1996. In May 1997, he rejoined the Company after a leave of absence, as Executive Vice President, Products and Offerings. He was elected a Director of the Company in May 1992.

  Robert M. Dutkowsky joined EMC in October 1997 as Executive Vice President, Markets and Channels. Prior to joining EMC, he held several senior level management positions at IBM, a computer manufacturer, from 1977 to 1997, most recently as Vice President of Worldwide Sales and Marketing for IBM's RS/6000 business.

  Paul E. Noble, Jr. served as Vice President of Customer Service of EMC from March 1987 through May 1989, and as Vice President of Sales Operations from June 1989 through May 1992. From June 1992 to January 1998, Mr. Noble was Vice President and General Manager of OEM Operations, when he became Senior Vice President, New Business Development of EMC.

  Colin G. Patteson served as European Controller of EMC from January 1989 to March 1991, as Corporate Controller from March 1991 to February 1993 and as Vice President and Corporate Controller from February 1993 to April 1995. From April 1995 to February 1997, Mr. Patteson was Vice President, Chief Financial Officer and Treasurer of EMC, when he became Senior Vice President, Chief Administrative Officer and Treasurer.

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

                               ----------------

  Richard J. Egan, Chairman of the Board and a Director, is the husband of Maureen E. Egan, a Director of the Company. W. Paul Fitzgerald, a Director of the Company, is the brother of Maureen E. Egan. John R. Egan, Executive Vice President, Products and Offerings, and a Director of the Company, is the son of Richard J. and Maureen E. Egan. Paul E. Noble, Jr., Senior Vice President, New Business Development of the Company, is the nephew of Richard J. and Maureen E. Egan and of W. Paul Fitzgerald.

                               ----------------

  The President and Treasurer are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified. The other executive officers are appointed to serve in such positions and serve at the pleasure of the Board of Directors.

                               ----------------

  EMC/2/, EMC, Symmetrix, ICDA, MOSAIC:2000, TimeFinder and Celerra are trademarks of EMC Corporation. IBM and ESCON are trademarks of IBM Corporation. The logos shown on page one are either registered trademarks or trademarks of their respective owners.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  EMC's common stock, $0.01 par value (the "Common Stock"), began trading on the over-the-counter market on April 4, 1986 under the NASDAQ symbol EMCS. On March 22, 1988, the Company's stock began trading on the New York Stock Exchange under the symbol EMC.

  The following stock splits were effected in the form of stock dividends in the following amounts and at the following dates: a three-for-two stock split effective November 24, 1992, for stockholders of record on November 9, 1992, a two-for-one stock split effective June 8, 1993, for stockholders of record on May 24, 1993, a two-for-one stock split effective December 10, 1993, for stockholders of record on November 26, 1993, and a two-for-one stock split effective November 17, 1997, for stockholders of record on October 31, 1997.

  The following table sets forth the range of high and low prices on the New York Stock Exchange for the past two years during the fiscal periods shown, adjusted to reflect the effect of the November 17, 1997 stock split.

        FISCAL 1997                                                 HIGH   LOW
        -----------                                                ------ ------
        First Quarter............................................. $19.81 $16.06
        Second Quarter............................................  20.31  16.25
        Third Quarter.............................................  30.88  19.59
        Fourth Quarter............................................  32.50  23.63
        FISCAL 1996                                                 HIGH   LOW
        -----------                                                ------ ------
        First Quarter............................................. $11.00 $ 7.75
        Second Quarter............................................  11.57   9.00
        Third Quarter.............................................  11.57   8.50
        Fourth Quarter............................................  17.32  11.00

  As of January 31, 1998, there were approximately 4,530 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                EMC CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                FISCAL YEAR ENDED
                          --------------------------------------------------------------
                          DECEMBER 31, DECEMBER 31, DECEMBER 30, DECEMBER 31, JANUARY 1,
                              1997         1996         1995         1994        1994
                          ------------ ------------ ------------ ------------ ----------
SUMMARY OF OPERATIONS:
Revenues................   $2,937,860   $2,273,652   $1,921,275   $1,377,492   $782,621
Operating income........      661,912      496,541      435,779      350,532    180,428
Net income..............      538,528      386,229      326,845      250,668    127,122
Net income per weighted
 average share, basic...   $     1.09   $     0.83   $     0.73   $     0.65   $   0.35
Net income per weighted
 average share,
 diluted(1).............   $     1.04   $     0.79   $     0.67   $     0.55   $   0.30
Weighted average shares,
 basic..................      493,698      463,548      450,629      387,939    360,408
Weighted average shares,
 diluted(1).............      525,500      498,590      496,537      467,177    431,937
BALANCE SHEET DATA:
Working capital.........   $2,121,156   $1,336,634   $  959,595   $  600,341   $516,876
Total assets............    3,490,109    2,293,546    1,745,729    1,317,500    829,646
Long-term
 obligations(2).........      558,454      191,234      245,845      286,106    274,029
Stockholders' equity....   $2,376,301   $1,636,789   $1,140,301   $  727,641   $419,094

--------
(1) In addition to common stock equivalents, diluted earnings per share reflects the dilutive effects of the Company's debt securities as outstanding for the respective periods reported above. All share and per share amounts have been restated to reflect the stock split effective November 17, 1997 for all periods presented.
(2)  Excludes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with "Factors that May Affect Future Results" beginning on page 17. All dollar amounts in the MD&A and in Item 7A are in thousands.

  The following table presents certain consolidated statement of operations information stated as a percentage of total revenues.

                                                  FISCAL YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 31, DECEMBER 31, DECEMBER 30,
                                            1997         1996         1995
                                        ------------ ------------ ------------
   REVENUES
   Mainframe...........................     40.9%        54.9%        74.3%
   Open Systems........................     49.9         33.3         10.6
   McDATA..............................      6.4          8.0          8.3
   Other...............................       .2          1.4          4.6
                                           -----        -----        -----
   Net sales...........................     97.4         97.6         97.8
   Service and rental income...........      2.6          2.4          2.2
                                           -----        -----        -----
   TOTAL REVENUE.......................    100.0        100.0        100.0

   COST AND EXPENSES
   Cost of sales and service...........     53.5         54.9         52.2
   Research and development............      7.5          7.1          8.5
   Selling, general and
    administrative.....................     16.5         16.2         16.6
                                           -----        -----        -----
   OPERATING INCOME....................     22.5         21.8         22.7
   Investment income and interest
    expense, net.......................      1.9          1.0          0.6
   Other income/(expense), net.........      --           --           0.2
                                           -----        -----        -----
   Income before income taxes..........     24.4         22.8         23.5
   Provision for income taxes..........      6.1          5.8          6.5
                                           -----        -----        -----
   NET INCOME..........................     18.3%        17.0%        17.0%
                                           =====        =====        =====

REVENUES

  Total revenues for 1997 were $2,937,860 compared to $2,273,652 for 1996, an increase of $664,208 or 29%. Total revenues for 1996 compared to $1,921,275 for 1995; an increase of $352,377 or 18%. The increase in revenues was due primarily to the continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in mainframe, UNIX and Windows NT environments.

  Revenues from products sold directly and through OEMs and resellers into the open systems storage market, which include the Symmetrix products operating in an open systems environment and other products, were $1,466,706 in 1997, $757,662 in 1996 and $200,981 in 1995; an increase of $709,044 or 94% from
1996 to 1997, and an increase of $556,681 or 277% from 1995 to 1996. The open systems market represented 50% of the Company's total revenues in 1997, compared to 33% in 1996 and 11% in 1995.

  Revenues from products sold directly and through OEMs and resellers into the mainframe storage market, which include Symmetrix products operating primarily in the Multiple Virtual Storage ("MVS") environment were $1,202,443 in 1997, $1,248,138 in 1996 and $1,428,379 in 1995; a decrease of $45,695 or 4% from
1996 to 1997, and a decrease of $180,241 or 13% from 1995 to 1996. Mainframe revenues in 1997 reflect continued market strength in the MVS environment offset by moderate price declines. The decrease in mainframe revenues in 1996 reflects price erosion for storage-related products in this market partially offset by increased unit sales.

  The Company believes that the distinction between systems operating in an open systems versus a mainframe environment has become less meaningful as many systems operate in either environment. Accordingly, the Company will focus on and will modify its business and financial measurement to reflect the enterprise storage market. In 1998 and thereafter, the Company will report hardware and software revenue and discontinue the practice of reporting revenue for the open systems and mainframe markets.

  Revenues from products sold by McDATA, which include the ESCON Director series of products, were $189,090 in 1997, $180,540 in 1996 and $160,205 in
1995; an increase of $8,550 or 5% from 1996 to 1997, and an increase of $20,335 or 13% from 1995 to 1996.

  Revenues from all other products, which include the midrange series of products, were $4,407 in 1997, $31,952 in 1996 and $88,650 in 1995; a decrease of $27,545 or 86% from 1996 to 1997, and a decrease of $56,698 or 64% from 1995 to 1996. These decreases are primarily attributable to the declines in midrange series revenues. The demand for products in the midrange market is currently being satisfied by the Company's Symmetrix 3000 series of products.

  Software revenues were $176,859 and $76,437 in 1997 and 1996, respectively. Software revenues are included in the product revenues for the respective open systems and mainframe markets. Software revenues were not significant in 1995. The Company expects significant growth in software revenues in 1998.

  Revenues from service and rental income were $75,214 in 1997, $55,360 in 1996 and $43,060 in 1995; an increase of $19,854 or 36% from 1996 to 1997, and an increase of $12,300 or 29% from 1995 to 1996.

  Revenues for 1997 under the Company's reseller agreement with HP were $504,087 or 17% of total revenues. Revenues for 1996 were $287,352 or 13% of total revenues. Revenues for 1995 were not significant.

  Revenues from sales into the markets of North and South America were $1,706,551 in 1997 compared to $1,346,222 in 1996, an increase of $360,329 or
27%. This increase was primarily due to growth in sales of the Company's products in the open systems storage market. During 1997, the Company established a direct sales presence in Latin America. Total revenues for 1996 compare to $1,148,237 in 1995, an increase of $197,985 or 17%. Revenues in this segment include $24,424 and $15,351 of revenue from South America in 1997 and 1996, respectively. Revenues for 1995 were not significant.

  International revenues were $1,255,733 or 43% of total revenues in 1997 compared to $942,781 or 41% of total revenues in 1996 and $773,038 or 40% of total revenues in 1995. The Company expects further increases in international sales as a percentage of total revenues during 1998.

  Revenues from sales into the markets of Europe, Africa and the Middle East were $951,831 in 1997 compared to $720,792 in 1996, an increase of $231,039 or
32%. This increase was primarily due to growth in sales of the Symmetrix series of products in the open systems storage market. Total revenues for 1996 compare to $631,378 in 1995, an increase of $89,414 or 14%. During 1997, the Company opened a sales office in Austria. During 1996, the Company opened a sales office in Israel. During 1995, the Company opened sales offices in South Africa and the Nordic countries.

  Revenues from sales into the markets in the Asia Pacific region were $279,478 in 1997 compared to $206,638 in 1996, an increase of $72,840 or 35%.
This increase is primarily due to growth in sales of the Symmetrix series of products in the open systems storage market. Total revenues for 1996 compare to $141,660 in 1995, an increase of $64,978 or 46%. During 1997, the Company opened a sales office in New Zealand. During 1995, the Company opened sales offices in Korea and Singapore.

GROSS MARGINS

  Gross margins increased to 46.5% in 1997, compared to 45.1% in 1996 and 47.8% in 1995. The increase from 1996 to 1997 was principally due to the increase in software revenue which has a relatively higher gross margin. The decrease from 1996 to 1995 was primarily attributable to the impact of price declines in the mainframe and open systems storage markets being greater than the impact of cost declines in raw material components. During the second half of 1996, the rate of price declines moderated which, together with total revenue growth, increased software revenues and revenues from new Symmetrix products, resulted in an increased gross margin percentage for that period as compared to the first half of 1996. In 1995, cost of goods sold included one-time charges of approximately $31,000, net of tax, relating to end-of-life products and other inventory. The Company currently believes that price declines will continue.

RESEARCH AND DEVELOPMENT

  Research and development ("R&D") expenses were $220,884, $161,088 and $162,611 in 1997, 1996 and 1995, respectively. As a percentage of revenues, R&D expenses were 7.5%, 7.1% and 8.5% in 1997, 1996 and 1995, respectively. The increase in R&D spending levels in 1997 over 1996 was partially due to the cost of additional technical staff to support a variety of projects including both fibre channel connectivity and enterprise storage software. The increase is also attributable to the expenses associated with computer equipment acquired to facilitate this development. The decrease in R&D spending levels in 1996 over 1995 reflects the consolidation of domestic development efforts and the capitalization of software development costs primarily related to specific software products. The decrease was partially offset by the cost of additional technical staff, especially to support development for products in the open systems storage market, and depreciation expenses associated with computer equipment acquired to facilitate development. The Company expects to continue to spend substantial amounts for R&D in 1998.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative ("SG&A") expenses were $484,052, $367,073 and $320,009 in 1997, 1996 and 1995, respectively. As a percentage of revenues, SG&A expenses were 16.5%, 16.2% and 16.6% in 1997, 1996 and 1995, respectively. The dollar increase in 1997 over 1996 is due primarily to costs associated with additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels and the Company's initiative to increase market share for its enterprise storage products and services. The Company has expanded the international direct sales force, particularly in the Asia Pacific region, as well as OEM, alliance and partnership programs with applications, systems and database vendors. Expenses in 1995 include approximately $8,000 of costs related to the acquisition of McDATA. SG&A expenses are expected to increase in dollar terms during 1998.

INVESTMENT INCOME AND INTEREST EXPENSE

  Investment income increased to $70,506 in 1997 from $34,476 in 1996 and $23,620 in 1995. Interest income was earned primarily from investments in cash equivalents and investments. Investment income increased in 1997 over 1996 primarily due to higher average cash and investment balances generated from operations and the Company's 3 1/4% Convertible Subordinated Notes due 2002 issued in March of 1997 (the "3 1/4% Notes").

  Interest expense increased to $15,463 in 1997, from $11,967 in 1996 and $12,857 in 1995. The increase in 1997 from 1996 is primarily due to the 3 1/4% Notes. The decrease in 1996 from 1995 is primarily due to conversions of the 6 1/4% Convertible Subordinated Debentures due 2002 in April 1995. Interest expense in 1996 was primarily due to the Company's 4 1/4% Convertible Subordinated Notes due 2001 (the "4 1/4% Notes"), all of which were redeemed or converted to Common Stock by January 1997.

PROVISION FOR TAXES

  The provision for income taxes was $179,509 in 1997, $133,245 in 1996 and $123,976 in 1995, which resulted in effective tax rates of 25.0%, 25.7% and 27.5% in 1997, 1996 and 1995, respectively. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies and benefits related to offshore manufacturing.

FINANCIAL CONDITION

  Cash and cash equivalents and short and long-term investments were $1,650,633 and $840,858 at December 31, 1997 and 1996, respectively, an increase of $809,775. In 1997, cash and cash equivalents increased by $458,218.

  Cash provided by operating activities was $507,022. This was primarily generated from net income offset by an increase in working capital, primarily attributed to an increase in inventory and an increase in accounts receivable, consistent with the growth of the business. Cash used by investing activities was $589,235 principally for additions to property, plant and equipment and the purchase of short and long-term investments. The Company is currently expanding its facility in Ireland and constructing a facility in Franklin, Massachusetts, both for manufacturing use. Cash provided by financing activities was $543,702, principally due to issuance of the 3 1/4% Notes and proceeds from the exercise of stock options.

  The 4 1/4% Notes, issued by EMC in December 1993 and January 1994 in an amount totaling $230 million, were generally convertible into shares of Common Stock of the Company at any time prior to the redemption date at a conversion price of $9.92 per share. On January 2, 1997, the Company paid approximately sixty-five thousand dollars to redeem the 4 1/4% Notes outstanding and converted the remainder into Common Stock.

  The Company has available for use a credit line of $50,000 and may elect to borrow at any time. In March 1997, the Company sold $517,500 3 1/4% Notes. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

  To date, inflation has not had a material impact on the Company's financial results.

TECHNICAL UPDATE

  The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

  The Company will also adopt Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" in 1998. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company believes that adoption of this Statement will not significantly change its segment reporting disclosure.

  Lastly, the Company will adopt Statement of Position 97-2 "Software Revenue Recognition" in 1998. This Statement supersedes Statement of Position 91-1 on software revenue recognition. This Statement establishes revenue recognition criteria for arrangements to deliver software that do not require significant production, modification or customization of the software. This Statement also establishes requirements for recognizing revenue when multiple elements exist in a software arrangement. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in EMC's other filings at the Securities and Exchange Commission.

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

COMPETITION

  There is strong competition in the computer storage industry. EMC competes with many companies, certain of which have substantially greater financial and technological resources, larger distribution capabilities, earlier access to customers and greater overall customer loyalty than EMC. In the open systems market, the Company's primary competition is provided by systems vendors, including IBM, Sun and DEC. In the mainframe market, EMC competes primarily with systems vendors IBM and Hitachi. In the Company's opinion, the major competitive advantage of the systems vendors is their overall market presence and ability to provide integrated CPU, storage and software packages. The Company believes that its major independent storage competitors in the open systems market are Data General Corporation, Symbios Logic, Inc. and MTI Technology Corporation. EMC's business may be adversely affected by the announcement or introduction of new products by its competitors, price reductions of its competitors' equipment or services and the implementation of certain marketing strategies by its competitors. As a significant number of EMC's products are designed to be fully compatible with IBM computers and IBM operating systems, EMC's business could also be adversely affected by modifications in the design or configuration of IBM computer systems.

PRICING

  Competitive pricing pressures exist in the computer storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which cannot be foreseen by the Company. The Company believes that pricing pressures are likely to continue.

  To date, the Company has been able to manage its component and product design costs. However, there can be no assurance that the Company will be able to continue to achieve reductions in component and product design costs. The relative and varying rates of product price and component cost declines could have an adverse effect on the Company's earnings.

DEPENDENCE ON SUPPLIERS

  The Company purchases certain components and products from suppliers who EMC believes are currently the only suppliers of those components or products that meet EMC's requirements. Among the most important components that EMC uses are disk drives and high density memory components ("DRAMs"). The Company currently purchases disk drives and DRAMs from a small number of qualified suppliers. A failure by any supplier of disk drives, high density DRAMs or other components to meet EMC's delivery or quality requirements for an extended period of time could have a material adverse effect on EMC. The Company periodically transitions its product line to new disk drive technologies. These transitions may intensify the above risks. From time to time, because of high industry demand and/or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company has experienced delays in deliveries of disk drives and high density DRAMs needed to satisfy orders for its products. The Company is currently working with such vendors to proactively maintain and/or improve component quality standards and also continues to seek alternative sources of supply. If such shortages and/or performance problems were to intensify, the Company could lose some time-sensitive customer orders which could adversely affect quarterly revenues and earnings. The adverse effect of a supplier's failure to meet EMC's requirements may be intensified by the "hockey stick" pattern of the Company's sales and the necessity of meeting critical manufacturing schedules.

NEW PRODUCTS

  Technology and user needs change rapidly in the computer storage industry, which requires ongoing technological development and introduction of new products. Sales of the Symmetrix series of products constitute the principal source of revenues for EMC and such sales are expected to continue to be the principal source of its revenues in the near future. EMC expects competition in the sale of storage products to increase, and there can be no assurance that the Symmetrix series of products will continue to achieve market acceptance. Significant delays in EMC's development of new hardware or software technologies would be to the advantage of EMC's competitors. Furthermore, the continued development of new hardware and software technologies for EMC's future generations of products cannot be assured even with significant additional investments.

  Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions, accurate forecasting of customer demand, and the desire by customers to evaluate new, more expensive products for longer periods of time. There can be no assurance that the Company will be able to effectively manage the transitions to new products or new technologies.

CHANGE IN REGULATIONS

  The Company's business, results of operations and financial condition could be adversely affected if laws, regulations or standards relating to the Company or its products were newly implemented or changed.

MANUFACTURING RISKS

  EMC's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing occur on the part of EMC or its suppliers, EMC may experience a rate of failure in its products that results in substantial repair or replacement costs and potential damage to EMC's reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs will be critical factors in the future growth of EMC. EMC frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that EMC's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products, especially the Symmetrix series of products, will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to EMC's reputation, any of which could have a material adverse effect on EMC's operations and ultimately on its financial results.

INDIRECT CHANNELS OF DISTRIBUTION

  In 1996 and 1997, the Company derived a significant percentage of its product revenues from reseller and OEM channels. A substantial portion of these reseller and OEM revenues stems from the Company's reseller agreement with HP, of which there is no guaranty of renewal. The Company's financial results could be adversely affected if such contracts were terminated, if the Company's relationship with such resellers or OEMs were to deteriorate or if the financial condition of its resellers and OEMs were to weaken. In addition, as the Company's business grows, the Company may have an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. If the Company is not successful, the Company may lose certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential orders.

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

MANAGEMENT OF GROWTH

  The Company has a history of rapid growth. The Company's future operating results will depend on management's ability to manage growth, including but not limited to hiring and retaining significant numbers of qualified employees, forecasting revenues, controlling expenses and managing its assets. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could have a material adverse effect on the Company's business, results of operations or financial condition.

DEPENDENCE UPON KEY PERSONNEL

  The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled personnel is intense in the high technology industry. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations or financial condition.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS

  The Company generally relies upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain its proprietary rights in its technology and products. However, there can be no assurance that any of such proprietary rights of the Company will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that the Company will be able to adequately protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

  Further, there can be no assurance that the Company will be able to obtain licenses to any technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.

  From time to time, the Company receives notices from third parties claiming infringement by the Company's products of third party patent or other intellectual property rights. Responding to any such claim, regardless of its merit, could be time-consuming, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. In the event there is a successful claim of infringement against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

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

YEAR 2000 ISSUES

  The Company uses a significant number of computer software programs and operating systems in its product development, financial business systems and administrative functions. To the extent these software applications are unable to appropriately interpret the upcoming calendar year "2000," conversion of such applications will be necessary. The Company has implemented a program to determine whether the Company's systems are "Year 2000" compliant, assess the impact of any non-compliance and make any necessary adjustments. As part of this program, the Company is in the process of making the necessary conversions to its internal software. The Company anticipates that its conversion program will be completed in a timely manner. The Company does not anticipate that the total cost of such program will have a material adverse effect on the Company's business, results of operations or financial condition.

  In addition, the Company has contacted its key suppliers and other key third parties to determine the potential effect of the "Year 2000" issue on such parties. To the extent such third parties are materially adversely affected by the "Year 2000" issue, this could disrupt the Company's operations.

  There can be no assurance that the conversion of the Company's systems will be successful or that the Company's key contractors will have successful conversion programs, and that any such "Year 2000" compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK MANAGEMENT

  As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company's international sales grow as a percentage of total sales, exposure to volatility in exchange rates could have a material adverse impact on the Company's financial results. The Company's risk from exchange rate changes is primarily related to non-dollar denominated sales in Europe and Japan.

  The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged, and are held for purposes other than trading.

  The Company uses forward exchange contracts to hedge its net asset (balance sheet) position, and uses option contracts to hedge a portion of anticipated but not committed cash flows. The value-at-risk, using the variance/covariance model, of the combined foreign exchange position represents a potential one-day loss in earnings estimated to be nine hundred and thirty thousand dollars, at a 95% confidence level, as of December 31, 1997.

  The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

INTEREST RATE RISK

  The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. These securities are generally classified as held to maturity, and consequently are recorded on the balance sheet at amortized cost. A portion of the investments are classified as available for sale. These securities are recorded on the balance sheet at market value, with the unrealized gain or loss recorded through the equity section. These instruments are not leveraged, and are not held for purposes of trading. Due to the relatively short term average maturity of the investment portfolio (See Note C to the Company's Consolidated Financial Statements), a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the
Board of Directors of EMC Corporation:

  We have audited the accompanying consolidated balance sheets of EMC Corporation as of December 31, 1997 and December 31, 1996, and the related consolidated statements of income, cash flows and stockholders' equity and the financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Corporation as of December 31, 1997 and December 31, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 21, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMC CORPORATION
                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................  $  954,595   $  496,377
 Short-term investments..............................     419,262      230,981
 Trade and notes receivable less allowance for
  doubtful accounts of $6,773 and $7,368, in 1997 and
  1996, respectively.................................     788,869      627,409
 Inventories.........................................     404,660      336,581
 Deferred income taxes...............................      37,095       43,421
 Other assets........................................      22,545       19,367
                                                       ----------   ----------
Total current assets.................................   2,627,026    1,754,136
Long-term investments................................     276,776      113,500
Notes receivable, net................................      20,013       20,013
Property, plant and equipment, net...................     396,511      276,387
Deferred income taxes................................      14,174       16,664
Intangible and other assets, net.....................     155,609      112,846
                                                       ----------   ----------
    Total assets.....................................  $3,490,109   $2,293,546
                                                       ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations............  $    7,665   $    7,058
 Accounts payable....................................     187,117      172,871
 Accrued expenses....................................     151,216      122,562
 Income taxes payable................................     151,088      104,899
 Deferred revenue....................................       8,784       10,112
                                                       ----------   ----------
Total current liabilities............................     505,870      417,502
Deferred income taxes................................      45,353       46,002
Long-term obligations:
 4 1/4% convertible subordinated notes due 2001......         --       142,720
 3 1/4% convertible subordinated notes due 2002......     517,500          --
 Notes payable.......................................      40,954       48,514
Other liabilities....................................       4,131        2,019
                                                       ----------   ----------
    Total liabilities................................   1,113,808      656,757
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
 Series Preferred Stock, par value $.01; authorized
  25,000,000 shares, none outstanding................         --           --
 Common Stock, par value $.01; authorized 750,000,000
  shares; issued 496,792,608 and 476,479,344, in 1997
  and 1996, respectively.............................       4,968        4,765
 Additional paid-in capital..........................     670,297      461,304
 Deferred compensation...............................     (12,738)      (7,027)
 Unrealized gain/(loss) on investments...............          (9)         --
 Retained earnings...................................   1,711,356    1,172,828
 Cumulative translation adjustment...................       2,427        4,919
                                                       ----------   ----------
    Total stockholders' equity.......................   2,376,301    1,636,789
                                                       ----------   ----------
     Total liabilities and stockholders' equity......  $3,490,109   $2,293,546
                                                       ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 31, DECEMBER 31, DECEMBER 30,
                                            1997         1996         1995
                                        ------------ ------------ ------------
Revenues:
  Net sales............................  $2,862,646   $2,218,292   $1,878,215
  Service and rental...................      75,214       55,360       43,060
                                         ----------   ----------   ----------
                                          2,937,860    2,273,652    1,921,275
Costs and expenses:
  Cost of sales and service............   1,571,012    1,248,950    1,002,876
  Research and development.............     220,884      161,088      162,611
  Selling, general and administrative..     484,052      367,073      320,009
                                         ----------   ----------   ----------
Operating income.......................     661,912      496,541      435,779
Investment income......................      70,506       34,476       23,620
Interest expense.......................     (15,463)     (11,967)     (12,857)
Other income/(expense), net............       1,082          424        4,279
                                         ----------   ----------   ----------
Income before taxes....................     718,037      519,474      450,821
Income tax provision...................     179,509      133,245      123,976
                                         ----------   ----------   ----------
Net income.............................  $  538,528   $  386,229   $  326,845
                                         ==========   ==========   ==========
Net income per weighted average share,
 basic.................................  $     1.09   $      .83   $      .73
                                         ==========   ==========   ==========
Net income per weighted average share,
 diluted...............................  $     1.04   $      .79   $      .67
                                         ==========   ==========   ==========
Weighted average shares, basic.........     493,698      463,548      450,629
Weighted average shares, diluted.......     525,500      498,590      496,537


   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                           --------------------------------------
                                           DECEMBER 31, DECEMBER 31, DECEMBER 30,
                                               1997         1996         1995
                                           ------------ ------------ ------------
Cash flows from operating activities:
 Net income..............................   $ 538,528    $ 386,229    $ 326,845
 Adjustments to reconcile net income to
  net cash provided/(used) by operating
  activities:
  Depreciation and amortization..........     136,257       86,949       53,617
  Deferred income taxes..................       8,167       39,178       (6,587)
  Net loss on disposal of property and
   equipment.............................         728        1,125          635
  Tax benefit from stock options
   exercised.............................      18,540       17,746       11,165
  Minority interest......................        (337)         --           --
  Changes in assets and liabilities:
   Trade and notes receivable............    (161,066)     (69,103)    (156,719)
   Inventories...........................     (68,239)      (6,480)     (74,351)
   Other assets..........................     (52,997)     (24,433)     (30,984)
   Accounts payable......................      14,382       61,458      (16,061)
   Accrued expenses......................      28,757       (9,955)      22,432
   Income taxes payable..................      46,434       (2,836)      49,275
   Deferred revenue......................      (2,132)       3,497       (1,889)
                                            ---------    ---------    ---------
    Net cash provided by operating
     activities..........................     507,022      483,375      177,378
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Additions to property, plant and
  equipment..............................    (210,797)    (125,973)     (92,200)
 Proceeds from sales of property and
  equipment..............................         313        1,441           39
 Capitalized software development costs..     (27,185)     (24,693)      (5,000)
 Purchase of patents.....................         --        (6,333)         --
 Maturity of short-term and long-term
  investments............................     534,711      206,061       67,284
 Purchase of short-term and long-term
  investments............................    (886,277)    (425,266)     (16,929)
                                            ---------    ---------    ---------
    Net cash used by investing
     activities..........................    (589,235)    (374,763)     (46,806)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Issuance of common stock................      34,049       33,181       19,438
 Purchase of treasury stock..............         --       (27,457)        (415)
 Redemption of 4 1/4% convertible
  subordinated notes due 2001............         (65)         --           --
 Proceeds from investment in new McDATA..      10,000          --           --
 Issuance of 3 1/4% convertible
  subordinated notes due 2002, net of
  issuance costs.........................     506,671          --           --
 Payment of long-term and short-term
  obligations............................     (11,683)      (1,295)     (10,735)
 Issuance of long-term and short-term
  obligations............................       4,730        4,289          545
                                            ---------    ---------    ---------
    Net cash provided by financing
     activities..........................     543,702        8,718        8,833
                                            ---------    ---------    ---------
Effect of exchange rate changes on cash..      (3,271)        (581)        (283)
Net increase in cash and cash
 equivalents.............................     461,489      117,330      139,405
Cash and cash equivalents at beginning of
 period..................................     496,377      379,628      240,506
                                            ---------    ---------    ---------
Cash and cash equivalents at end of
 period..................................   $ 954,595    $ 496,377    $ 379,628
                                            =========    =========    =========
Non-cash activity--conversions of
 debentures and notes....................   $ 140,682    $  85,636    $  39,535
       --patents acquired by notes and
        other payables...................         --     $  37,416          --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                    -------------------------------------------------------------------------------------------------------------
                       COMMON STOCK                         UNREALIZED                           TREASURY STOCK
                    ------------------ ADDITIONAL DEFERRED  GAIN/(LOSS)            CUMULATIVE  -------------------      TOTAL
                                 PAR    PAID-IN   COMPEN-       ON       RETAINED  TRANSLATION                      STOCKHOLDERS'
                      SHARES    VALUE   CAPITAL    SATION   INVESTMENTS  EARNINGS  ADJUSTMENT    SHARES     COST       EQUITY
                    ----------- ------ ---------- --------  ----------- ---------- ----------- ----------  -------  -------------
 Balance, January
  1, 1995........   403,476,084 $4,035  $279,607  $ (2,607)       --    $  443,713   $ 3,716    5,254,934  $  (823)  $  727,641
 Pooling of
  interests with
  McDATA
  Corporation....    27,134,224    271     1,659       --         --        16,041       --           --       --        17,971
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Balance as
  restated.......   430,610,308  4,306   281,266    (2,607)       --       459,754     3,716    5,254,934     (823)     745,612
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Exercise of
  stock options..     8,606,610     86    16,411       --         --           --        --           --       --        16,497
 Tax benefit from
  stock options
  exercised......           --     --     11,165       --         --           --        --           --       --        11,165
 Grant of stock
  options........           --     --        545      (545)       --           --        --           --       --           --
 Issuance of
  common stock
  pursuant to
  bond
  conversions....    25,818,772    258    39,277       --         --           --        --           --       --        39,535
 Amortization of
  deferred
  compensation...           --     --        --      1,012        --           --        --           --       --         1,012
 Purchase of
  treasury
  stock..........           --     --        --        --         --           --        --        37,972     (415)        (415)
 Cumulative
  translation
  adjustment.....           --     --        --        --         --           --         50          --       --            50
 Net income......           --     --        --        --         --       326,845       --           --       --       326,845
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Balance,
  December 30,
  1995...........   465,035,690  4,650   348,664    (2,140)       --       786,599     3,766    5,292,906   (1,238)   1,140,301
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Exercise of
  stock options..     2,685,792     27     2,408       --         --           --        --    (7,892,906)  28,695       31,130
 Tax benefit from
  stock options
  exercised......           --     --     17,746       --         --           --        --           --       --        17,746
 Grant of stock
  options........           --     --      6,938    (6,938)       --           --        --           --       --           --
 Issuance of
  common stock
  pursuant to
  bond
  conversions....     8,757,862     88    85,548       --         --           --        --           --       --        85,636
 Amortization of
  deferred
  compensation...           --     --        --      2,051        --           --        --           --       --         2,051
 Purchase of
  treasury
  stock..........           --     --        --        --         --           --        --     2,600,000  (27,457)     (27,457)
 Cumulative
  translation
  adjustment.....           --     --        --        --         --           --      1,153          --       --         1,153
 Net income......           --     --        --        --         --       386,229       --           --       --       386,229
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Balance,
  December 31,
  1996...........   476,479,344  4,765   461,304    (7,027)       --     1,172,828     4,919          --       --     1,636,789
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Exercise of
  stock options..     5,932,618     59    33,990       --         --           --        --           --       --        34,049
 Tax benefit from
  stock options
  exercised......           --     --     18,540       --         --           --        --           --       --        18,540
 Grant of stock
  options........           --     --      9,300    (9,300)       --           --        --           --       --           --
 Issuance of
  common stock
  pursuant to
  bond
  conversions....    14,380,646    144   140,538       --         --           --        --           --       --       140,682
 Amortization of
  deferred
  compensation...           --     --        --      3,589        --           --        --           --       --         3,589
 Proceeds in
  excess of
  minority
  interest in new
  McDATA.........           --     --      6,625       --         --           --        --           --       --         6,625
 Unrealized
  gain/(loss) on
  investments....           --     --        --        --          (9)         --        --           --       --            (9)
 Cumulative
  translation
  adjustment.....           --     --        --        --         --           --     (2,492)         --       --        (2,492)
 Net income......           --     --        --        --         --       538,528       --           --       --       538,528
                    ----------- ------  --------  --------    -------   ----------   -------   ----------  -------   ----------
 Balance,
  December 31,
  1997...........   496,792,608 $4,968  $670,297  $(12,738)   $    (9)  $1,711,356   $ 2,427          --       --    $2,376,301
                    =========== ======  ========  ========    =======   ==========   =======   ==========  =======   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A. COMPANY

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of storage-related hardware and software products and related services for the enterprise storage market worldwide. EMC's products provide solutions for a wide range of customer information storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications. EMC's solutions integrate with major open systems operating systems such as UNIX, Microsoft Corporation's Windows NT and International Business Machines Corporation's ("IBM") OS400 as well as major mainframe operating systems such as IBM's MVS. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, IBM and IBM-compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc., Siemens Nixdorf Informationssysteme AG, Silicon Graphics, Inc. and other open systems and mainframe platforms.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company treats gains/losses on sales of subsidiary stock of development stage companies as equity transactions.

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

 Acquisitions

  In December 1995, EMC exchanged 27,134,224 shares of EMC common stock, $.01 par value (the "Common Stock") for all of the outstanding stock and stock options exercisable as of the closing date of McDATA Corporation ("McDATA"), a leader in data network switching solutions. The business combination was accounted for as a pooling of interests. The 1995 financial information has been restated as if the transaction had occurred as of January 1, 1995.

  Separate company results for 1995 before the combination was consummated were as follows:

                                                  PERIOD ENDED DECEMBER 6, 1995
                                                  -------------------------------
                                                     REVENUES       NET INCOME
                                                  --------------- ---------------
     EMC......................................... $     1,402,059  $     197,303
     McDATA......................................         148,253         41,748
                                                  ---------------  -------------
       Total..................................... $     1,550,312  $     239,051
                                                  ===============  =============

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  The Company has acquired several other companies, which have been accounted for using the purchase method, and are not significant to its financial position or results of operations. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of acquisition.

  At December 31, 1997 and 1996 the net book value of goodwill associated with acquisitions was $7,830 and $12,870, respectively. Goodwill is being amortized on a straight line basis over five years and is included in intangible and other assets, net. Accumulated amortization was $8,234 and $6,996 on December 31, 1997 and 1996, respectively.

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

 Foreign Currency Translation

  The local currency is the functional currency of the majority of the Company's operations. Their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period, except for inventories and property, plant and equipment which are translated at historical exchange rates. The Company's operations in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar and therefore, their functional currency is the U.S. dollar. Consolidated foreign currency transaction results included in other income/(expense), net were gains of $2,959 in 1997, $1,044 in 1996, and $1,667 in 1995.

 Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid investments with a remaining maturity of ninety days or less at the time of purchase. These investments are stated at cost plus accrued interest, which approximates market. Total cash equivalents were $749,693 and $256,943 at December 31, 1997 and 1996, respectively. Cash equivalents consist primarily of commercial paper and money market securities.

 Investments

  The Company's investments are comprised primarily of debt securities which are classified as either held-to-maturity or available for sale. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

 Statement of Cash Flows Supplemental Information

                                                          1997    1996    1995
                                                        -------- ------- -------
     Cash paid for:
       Income taxes.................................... $106,677 $78,651 $70,389
       Interest........................................   15,401  11,428  12,965

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Inventories

  Inventories are stated at the lower of cost (first in, first out) or market, not in excess of net realizable value.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

        Furniture and fixtures................................ 7 years
        Equipment............................................. 3-10 years
        Improvements.......................................... 5-10 years
        Buildings............................................. 25-31 1/2 years

  When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in the statement of income.

 Capitalized Software Development Costs

  Research and development costs are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized on a straight-line basis over two years. Unamortized software development costs were $30,099 and $22,508 at December 31, 1997 and 1996, respectively, and are included in intangible and other assets, net. Amortization expense was $19,594 and $7,185 in 1997 and 1996, respectively. No amortization expense was recorded in 1995.

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

  The Company does not provide for U.S. income tax liability on undistributed earnings of its foreign subsidiaries. All income and tollgate tax obligations for the Company's former subsidiary in Puerto Rico were settled in 1996. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings.

 Earnings Per Share

  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the fiscal year ended December 31, 1997. This Statement replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of diluted and basic EPS. Diluted EPS reflects the potential dilution that could occur if stock options were exercised or debt securities were converted to common stock while basic EPS excludes dilutive securities. A reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Accounting for Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are included in the footnotes to the financial statements.

 Accounting Pronouncements

  The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

  The Company will also adopt Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" in 1998. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company believes that adoption of this Statement will not significantly change its segment reporting disclosures.

  Lastly, the Company will adopt Statement of Position 97-2 "Software Revenue Recognition" in 1998. This Statement supersedes Statement of Position 91-1 on software revenue recognition. This Statement establishes revenue recognition criteria for arrangements to deliver software that do not require significant production, modification or customization of the software. This Statement also establishes requirements for recognizing revenue when multiple elements exist in a software arrangement. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

C. INVESTMENTS

  The Company's investment portfolio includes held-to-maturity and available for sale securities. The following tables summarize the composition of the Company's held-to-maturity short and long-term investments at December 31, 1997 and 1996, respectively.

                                                             DECEMBER 31, 1997
                                                           ---------------------
                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
U.S. corporate debt securities............................  $320,264   $320,186
U.S. government and agencies..............................   124,415    125,040
Foreign debt securities...................................    61,140     61,201
                                                            --------   --------
  Total...................................................  $505,819   $506,427
                                                            ========   ========

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             DECEMBER 31, 1996
                                                           ---------------------
                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
U.S. corporate debt securities............................  $155,375   $155,193
U.S. government and agencies..............................   100,231    100,418
Foreign debt securities...................................    88,875     89,617
                                                            --------   --------
  Total...................................................  $344,481   $345,228
                                                            ========   ========

  The contractual maturities of held-to-maturity investments held at December 31, 1997 and 1996 are as follows:

                                                             DECEMBER 31, 1997
                                                           ---------------------
                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
Due within one year.......................................  $413,278   $413,231
Due after one year through five years.....................    92,541     93,196
                                                            --------   --------
  Total...................................................  $505,819   $506,427
                                                            ========   ========

                                                             DECEMBER 31, 1996
                                                           ---------------------
                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
Due within one year.......................................  $230,981   $231,276
Due after one year through five years.....................   111,648    112,104
Due after ten years.......................................     1,852      1,848
                                                            --------   --------
    Total.................................................  $344,481   $345,228
                                                            ========   ========

  The net unrealized gain for held-to-maturity securities of $608 at December 31, 1997 consisted of gross unrealized gains of $928 and gross unrealized losses of $320. The net unrealized gain of $747 at December 31, 1996 consisted of gross unrealized gains of $1,240 and gross unrealized losses of $493.

  The following tables summarize the composition of the Company's available for sale short and long-term investments at December 31, 1997. There were no available for sale securities in 1996.

                                                             DECEMBER 31, 1997
                                                           ---------------------
                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
U.S. government and agencies..............................  $140,218   $140,209
U.S. corporate debt securities............................    30,772     30,772
Asset and mortgage-backed securities......................    19,238     19,238
                                                            --------   --------
  Total...................................................  $190,228   $190,219
                                                            ========   ========

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  The contractual maturities of available for sale investments held at December 31, 1997 are as follows:

                                                             DECEMBER 31, 1997
                                                           ---------------------
                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
Due within one year.......................................  $  6,036   $  6,036
Due after one year through five years.....................   184,192    184,183
                                                            --------   --------
  Total...................................................  $190,228   $190,219
                                                            ========   ========

  The gross unrealized loss on available for sale securities at December 31, 1997 was nine thousand dollars.

  Investment income consists principally of interest income, including interest on notes receivable from sales-type leases.

D. INVENTORY

  Inventories consist of:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
     Purchased parts..................................   $ 24,641     $ 16,610
     Work-in-process..................................    240,845      210,445
     Finished goods...................................    139,174      109,526
                                                         --------     --------
                                                         $404,660     $336,581
                                                         ========     ========

E. LEASING TRANSACTIONS

  Notes receivable are primarily from installment sales of the Company's products. The payment schedule for such notes at December 31, 1997 is as follows:

     1998.............................................................. $12,078
     1999..............................................................  10,555
     2000..............................................................   8,867
     2001..............................................................     803
     2002..............................................................     303
                                                                        -------
     Face value........................................................  32,606
     Less amounts representing interest................................   2,692
                                                                        -------
     Present value.....................................................  29,914
     Current portion...................................................   9,901
                                                                        -------
     Long-term portion................................................. $20,013
                                                                        =======

  Implicit interest rates range from approximately 8% to 9%.

  Actual cash collections may differ from amounts shown on the table due to customer early buyouts, upgrades and refinancings.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  The Company may receive proceeds for its sales-type leases through third-party financing arrangements with various financial institutions on a nonrecourse basis, which may be either collateralized by a lien on the equipment, which is returned to the Company at the end of the lease, or title to the equipment may pass to the funding source at the time of financing. Residuals values recorded by the Company for equipment under leases at December 31, 1997 and 1996 were $34,372 and $24,602, respectively, and are included in intangible and other assets, net.

F. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
     Furniture and fixtures...........................   $ 16,978     $ 11,498
     Equipment........................................    459,756      322,104
     Buildings and improvements.......................    121,541       76,427
     Land.............................................     15,085        2,964
     Construction in progress.........................     38,056       43,988
                                                         --------     --------
                                                          651,416      456,981
     Accumulated depreciation.........................   (254,905)    (180,594)
                                                         --------     --------
                                                         $396,511     $276,387
                                                         ========     ========

G. ACCRUED EXPENSES

  Accrued expenses consist of:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
     Salaries and benefits...........................   $ 76,387     $ 62,617
     Warranty........................................     25,315       20,870
     Other...........................................     49,514       39,075
                                                        --------     --------
                                                        $151,216     $122,562
                                                        ========     ========

H. INCOME TAXES

  The Company's provision for income taxes consists of:

                                                      1997     1996      1995
                                                    -------- --------  --------
     Federal and state
       Current..................................... $162,323 $ 88,208  $123,927
       Deferred....................................    7,790   39,394    (5,867)
                                                    -------- --------  --------
                                                     170,113  127,602   118,060
                                                    -------- --------  --------
     Foreign
       Current.....................................    9,019    5,859     6,636
       Deferred....................................      377     (216)     (720)
                                                    -------- --------  --------
                                                       9,396    5,643     5,916
                                                    -------- --------  --------
     Total provision for income taxes.............. $179,509 $133,245  $123,976
                                                    ======== ========  ========

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  Net undistributed earnings of foreign subsidiaries at December 31, 1997 and 1996 approximated $805,236 and $545,945, respectively. Based on the Company's policy of indefinite reinvestment in non-U.S. operations, it is not currently practicable to determine the tax liability associated with the repatriation of these earnings. Income before income taxes for foreign operations for 1997, 1996 and 1995 approximated $269,157, $163,177 and $172,933, respectively.

  A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                             1997   1996   1995
                                                             -----  -----  ----
     Statutory federal tax rate.............................  35.0%  35.0% 35.0%
     State taxes, net of federal tax benefits...............   2.6    3.0   3.6
     International tax benefits............................. (11.5) (10.8) (8.5)
     Tax credits............................................   (.7)   (.8) (1.4)
     Other..................................................   (.4)   (.7) (1.2)
                                                             -----  -----  ----
                                                              25.0%  25.7% 27.5%
                                                             =====  =====  ====

  The Company's manufacturing facility in Ireland incurs a 10% tax rate on income from manufacturing operations until the year 2010.

  The components of the current and noncurrent deferred tax assets and liabilities are as follows:

                                                     DECEMBER 31, DECEMBER 31,
                                                         1997         1996
                                                     ------------ ------------
     Current deferred tax assets:
     Accounts receivable............................   $ 10,819     $ 11,517
     Inventory......................................     16,166       16,336
     Other liabilities..............................      6,382        7,440
     Other assets...................................      3,728        8,128
                                                       --------     --------
         Total current deferred tax assets..........   $ 37,095     $ 43,421
                                                       ========     ========
     Noncurrent deferred tax assets/(liabilities):
     Fixed assets...................................        (66)       4,852
     Intangible assets..............................      7,922        4,069
     Net operating loss carryforwards...............      6,552       10,933
     Research and development credit carryforward...      1,342        1,342
     Other..........................................      3,096        2,830
     Valuation reserve..............................     (4,672)      (7,362)
                                                       --------     --------
     Deferred tax assets............................     14,174       16,664
                                                       --------     --------
     Deferral of lease revenue......................    (35,565)     (37,082)
     Software development costs.....................     (9,788)      (8,920)
                                                       --------     --------
     Deferred tax liabilities.......................    (45,353)     (46,002)
                                                       --------     --------
         Total noncurrent deferred tax liabilities,
          net.......................................   $(31,179)    $(29,338)
                                                       ========     ========

  The valuation allowance on December 31, 1997 and 1996 provided reserves against non-U.S. operating loss carryforwards which may expire before the Company can utilize them. The realization of the remaining deferred tax assets is more likely than not.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  The Company has net operating loss carryforwards as of December 31, 1997 of $10,693 which expire at various dates from 1998 through 2008 and $7,129 which can be carried forward indefinitely. Of these, $12,999 are non-U.S. and $4,823 are U.S. The U.S. losses relate to the pre-acquisition losses of companies acquired. The non-U.S. losses primarily relate to a wholly-owned subsidiary in France.

  The examination of the Company's 1992, 1993 and 1994 U.S. income tax returns by the IRS was completed during 1997. The Company believes adequate accruals have been provided for all years.

I. EMPLOYEE COMPENSATION PLANS

  The Company has established a deferred compensation program for certain employees which is qualified under Section 401(k) of the federal tax laws.

  The Company intends, at the end of each calendar quarter, to make a contribution that matches 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, will provide an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation. However, the Company's total matching contribution per participant has a quarterly limit of $500. The Company's contribution amounted to approximately $4,990 in 1997, $3,836 in 1996 and $3,124 in 1995, pursuant to this formula.

  Costs associated with certain postretirement or postemployment benefit plans that exist in certain foreign subsidiaries as required by law are not significant.

J. COMMITMENTS AND LONG-TERM OBLIGATIONS

 Operating Lease Commitments

  The Company leases office and warehouse facilities under various operating leases. Facilities rent expense amounted to $14,432, $12,196, and $11,095 in 1997, 1996 and 1995, respectively. The Company's commitments under its operating leases are as follows:

                                                                       OPERATING
     FISCAL YEAR                                                        LEASES
     -----------                                                       ---------
     1998............................................................. $ 48,873
     1999.............................................................   24,877
     2000.............................................................   11,439
     2001.............................................................    8,062
     2002.............................................................    7,111
     Thereafter.......................................................    9,197
                                                                       --------
     Total minimum lease payments..................................... $109,559
                                                                       ========

 Lines of Credit

  EMC has a line of credit providing a maximum of $50,000 at LIBOR plus 30 basis points. At December 31, 1997 and 1996, there were no borrowings outstanding. The Company must maintain certain minimum financial ratios including a minimum level of working capital and tangible net worth upon utilization of the line of credit.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 3 1/4% Notes

  In March 1997, the Company sold $517,500 of 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes"). The 3 1/4% Notes are generally convertible into shares of Common Stock at a conversion price of $22.655 per share, subject to adjustment in certain events. Interest is payable semiannually and the 3 1/4% Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000.

 4 1/4% Notes

  The 4 1/4% Notes, issued by EMC in December 1993 and January 1994 in an amount totaling $230 million, were generally convertible into shares of Common Stock of the Company at any time prior to the redemption date at a conversion price of $9.92 per share. On January 2, 1997, the Company paid approximately sixty-five thousand dollars to redeem the 4 1/4% Notes outstanding and converted the remainder into Common Stock.

 Long-Term Obligations

  The Company has a $14,000 mortgage collateralized by a U.S. facility. The mortgage is payable in monthly installments, calculated on a 30-year amortization schedule at 10.5%, with a lump sum payment of approximately $12,835 due on April 1, 1999.

 IDA Grant

  The Industrial Development Authority ("IDA") of Ireland has granted the Company a total of $5,189 towards the purchase price and improvements to the Company's facility in Ireland. The grants are included in long-term obligations and are amortized over the related estimated useful lives of the assets purchased of twenty-five years for building improvements and seven years for equipment. Remaining unamortized grants at December 31, 1997 are $4,230, of which $324 is current and $3,906 is long-term.

 Purchase of Patent Portfolio

  In February 1996, the Company acquired a patent portfolio valued at $40 million. Payments of $12 million have been made to date with the remainder due in annual installments over five years. The asset is being amortized over the remaining estimated useful life of approximately two years and is included in intangible and other assets, net. Accumulated amortization at December 31, 1997 and 1996 was approximately $16,333 and $7,333, respectively.

  Payments remaining on the above commitments and other noncurrent liabilities (excluding the IDA grant) are as follows:

     FISCAL YEAR
     -----------
     1998.............................................................. $11,491
     1999..............................................................  20,982
     2000..............................................................   7,644
     2001..............................................................   7,583
     2002..............................................................     332
                                                                        -------
     Total minimum payments............................................  48,032
     Less amounts representing interest................................   3,643
                                                                        -------
     Present value of net payments.....................................  44,389
     Current portion...................................................   7,341
                                                                        -------
     Long-term portion................................................. $37,048
                                                                        =======

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 Minority Interest

  On October 1, 1997, the Company reorganized McDATA into a new McDATA Corporation ("New McDATA") and McDATA Holdings Corporation ("McDATA Holdings"). New McDATA designs, develops and markets fibre channel solutions for switched enterprise environments. McDATA Holdings, a wholly-owned subsidiary of EMC, is currently the majority shareholder in New McDATA. New McDATA is also currently performing services under the ESCON OEM Agreement with IBM on behalf of McDATA Holdings. The minority interest amounts are included in other liabilities and other income/(expense), net.

K. STOCKHOLDERS' EQUITY

 Stock Split

  On October 21, 1997 the Company announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of October 31, 1997 and a distribution date of November 17, 1997. Share and per share amounts have been restated to reflect the stock split for all periods presented.

 Net Income Per Share

  Net income for computation of diluted EPS includes an add back of $8,101, $5,296 and $6,224 in 1997, 1996 and 1995, respectively, representing interest expense on the Company's convertible debt securities outstanding in each period, net of its tax effect.

  Calculation of per share earnings is as follows:

                                          1997          1996          1995
                                      ------------  ------------  ------------
     BASIC:
     Net income.....................  $    538,528  $    386,229  $    326,845
     Weighted average common shares
      outstanding...................   493,697,926   463,547,582   450,628,628
     Net income per share, basic....  $       1.09  $       0.83  $       0.73
                                      ============  ============  ============
     DILUTED:
     Net income.....................  $    538,528  $    386,229  $    326,845
     Add back of interest expense on
      convertible notes.............        13,502         8,827        10,373
     Less tax effect of interest
      expense on convertible notes..        (5,401)       (3,531)       (4,149)
                                      ------------  ------------  ------------
     Net income for calculating
      diluted earnings per share....  $    546,629  $    391,525  $    333,069
     Weighted average common shares
      outstanding...................   493,697,926   463,547,582   450,628,628
     Weighted common stock
      equivalents...................    31,801,719    35,042,840    45,908,586
                                      ------------  ------------  ------------
     Total weighted average shares..   525,499,645   498,590,422   496,537,214
     Net income per share, diluted..  $       1.04  $       0.79  $       0.67
                                      ============  ============  ============

 Preferred Stock

  The Company's Series Preferred Stock may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of the Company.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Common Stock Repurchase Program

  In January 1996, the Company's Board of Directors authorized the repurchase of up to 30 million shares of the Company's Common Stock over a five year period. At December 31, 1996, the Company had repurchased 2.6 million shares of Common Stock for approximately $27,000, all of which has been reissued in connection with stock option exercises. In November 1996, the Company's Board of Directors announced the rescission of the program.

 Stock Option Plans

  The Board of Directors and stockholders adopted the EMC Corporation 1993 and 1985 Stock Option Plans (the "1993 Plan" and the "1985 Plan," respectively) to provide qualified incentive stock options and nonqualified stock options to key employees. A total of 28 million and 72 million shares of Common Stock have been reserved for issuance under the 1993 Plan and the 1985 Plan, respectively.

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

  In 1997, options to purchase 500,000 shares at $12.23 and 400,000 shares at $27.56 were granted to executive officers representing 50% and 90%, respectively, of the per share fair market value at the date of grant. In 1996, options to purchase 500,000 shares of Common Stock at $4.625 were granted to an executive officer, representing 50% of the per share fair market value at the date of grant. In 1994, options to purchase 10,000 shares of Common Stock at $4.97 were granted to an employee, representing 50% of the per share fair market value at the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the five year vesting periods of the options.

  The 1992 EMC Corporation Stock Option Plan for Directors (the "Directors Plan") was adopted by the stockholders in May 1992. A total of 3.6 million shares of Common Stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the per share fair market value of Common Stock at the date of grant.

  In 1997, options to purchase 160,000 shares of Common Stock at $12.23 were granted to two directors, representing 50% of the per share fair market value at the date of grant. In 1996, options to purchase one million shares of Common Stock at $4.625 were granted to a director, representing 50% of the per share fair market value at the date of grant. In 1995, options to purchase 160,000 shares of Common Stock at $3.405 were granted to two directors, representing 50% of the per share fair market value at the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the three year vesting period of the options.

  Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

amount that the fair market value exceeds the option price at the date the options are exercised. When nonqualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised.

  As of December 31, 1997, options exercisable under the 1993 Plan, the 1985 Plan and the Directors Plan (the "Plans") approximated 7,402,806 and shares available for future option grants approximated 8,521,914. Options become exercisable in equal annual installments over either three or five years after the date of grant and expire after ten years.

 Supplemental Disclosures for Stock-Based Compensation

  Activity under the Plans for the year ended December 31, 1997 is as follows:

                                                                       WTD. AVG.
                                                           NUMBER OF   EXERCISE
                                                             SHARES      PRICE
                                                           ----------  ---------
     Outstanding, December 31, 1994....................... 31,570,414   $ 3.12
     Options Relating to McDATA Merger....................    986,774     0.43
     Granted..............................................  5,629,006    10.66
     Canceled............................................. (2,830,086)    6.27
     Exercised............................................ (8,327,414)    1.29
                                                           ----------   ------
     Outstanding, December 30, 1995....................... 27,028,694     4.83
     Granted..............................................  8,427,938     8.64
     Canceled............................................. (1,371,122)    8.68
     Exercised............................................ (9,220,344)    2.35
                                                           ----------   ------
     Outstanding, December 31, 1996....................... 24,865,166     6.80
     Granted..............................................  8,406,194    23.42
     Canceled.............................................   (930,650)    9.66
     Exercised............................................ (5,329,276)    4.95
                                                           ----------   ------
     Outstanding, December 31, 1997....................... 27,011,434   $12.24
                                                           ==========   ======

  Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                           EXERCISABLE
                                                        ------------------
                                    WEIGHTED
                                      AVG.     WEIGHTED           WEIGHTED
                        NUMBER OF   REMAINING    AVG.               AVG.
        RANGE OF         OPTIONS   CONTRACTUAL EXERCISE NUMBER OF EXERCISE
     EXERCISE PRICES   OUTSTANDING    LIFE      PRICE    OPTIONS   PRICE
     ---------------   ----------- ----------- -------- --------- --------
      $ 0.14- 1.86      3,050,817      4.5      $ 0.92  2,900,426  $ 0.94
        3.23- 5.72      2,427,358      7.1        4.21    810,804    4.08
        6.21- 9.25      8,636,728      7.5        8.48  2,562,712    8.05
        9.31-13.25      5,242,701      7.8       10.99  1,128,864   10.84
       17.31-30.63      7,653,830      9.4       24.40        --      --

  Options exercisable at December 31, 1997 and December 31, 1996 were 7,402,806 and 4,559,994, respectively.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  The fair value of each option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Dividend yield........................................... none  none  none
     Expected volatility...................................... 45.0% 45.0% 50.0%
     Risk-free interest rate..................................  6.1%  6.5%  6.3%
     Expected life............................................  5.0   5.0   5.0

Weighted average fair value of options granted at fair market value during:

  1997................................................................... $11.53
                                                                          ======
  1996................................................................... $ 4.58
                                                                          ======
  1995................................................................... $ 5.52
                                                                          ======

Weighted average fair value of options granted below fair market value during:

  1997................................................................... $16.17
                                                                          ======
  1996................................................................... $ 6.32
                                                                          ======
  1995................................................................... $ 4.69
                                                                          ======

  Had compensation cost for the Company's 1997, 1996 and 1995 stock option grants and employee stock purchase plan issuances been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                   NET INCOME PER NET INCOME PER
                                        NET INCOME SHARE, DILUTED  SHARE, BASIC
                                        ---------- -------------- --------------
     As reported:
       1997............................  $538,528      $1.04          $1.09
       1996............................  $386,229      $0.79          $0.83
       1995............................  $326,845      $0.67          $0.73
     Pro forma:
       1997............................  $520,506      $1.01          $1.05
       1996............................  $378,336      $0.77          $0.82
       1995............................  $323,200      $0.66          $0.72

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

 Employee Stock Purchase Plan

  In January 1989, the Board of Directors adopted the 1989 Employee Stock Purchase Plan (the "1989 Plan"). Under the 1989 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 9.8 million shares have been reserved for issuance under the 1989 Plan. Shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. The Company issued 603,342, 1,358,354 and 279,196 shares in 1997, 1996 and 1995, respectively. The weighted average fair values of options granted under the 1989 Plan during 1997, 1996 and 1995 were $5.15, $2.32 and $3.27, respectively.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


L. LITIGATION

  On August 20, 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to replead its suit. In the suit refiled in Massachusetts, TM alleged infringement only as to one of the two patents originally at issue. The Company believes TM's claims are without merit.

  On December 12, 1997, NewFrame Corporation Ltd. ("NewFrame") filed suit against the Company in the United States District Court for the District of Massachusetts. The suit contains a variety of allegations relating to the Company's use of NewFrame's software developments, including various contract claims and breach of fiduciary duty, and seeks monetary damages relating primarily to lost future profits. The Company has filed a motion to dismiss. The Company believes NewFrame's claims are without merit.

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company is infringing one patent and seeking unspecified damages. The Company has answered and counterclaimed. The Company believes STK's claims are without merit.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operation or financial condition.

M. FINANCIAL INSTRUMENTS

 Off-Balance-Sheet Risk

  The Company enters into foreign currency forward and option contracts to hedge foreign currency cash flows on a continuing basis for periods consistent with its committed and anticipated exposures. The Company does not engage in currency speculation. The maximum amount of foreign currency contracts outstanding during 1997 and 1996 was $531,166 and $257,401, respectively.

  The Company uses forward exchange contracts to hedge its net asset (balance sheet) position and marks these hedges to market to offset gains and losses on the financial statements resulting from the revaluation of the underlying assets and liabilities. At December 31, 1997 and 1996, the Company had $309,970 and $257,401 of forward exchange contracts outstanding, respectively.

  The Company uses option contracts to hedge a portion of anticipated but not committed cash flows. The Company defers the recording of any gain or loss from these hedges until the underlying transaction has been realized. Deferred unrealized gains were not material at December 31, 1997. At December 31, 1997, the Company had $90,000 of foreign currency options outstanding. There were no outstanding option contracts at December 31, 1996.

 Fair Value

  The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, investments, accounts receivable, current portion of long term debt, and accounts payable approximate fair value due to the short maturities of these instruments.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  The carrying and estimated fair values of the 3 1/4% Notes were $517,500 and $631,350, respectively. The fair value of the 3 1/4% Notes was based on the closing price as of December 31, 1997.

N. RISKS AND UNCERTAINTIES

  The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the uneven pattern of quarterly results, competition, competitive pricing pressures, dependence on suppliers, new products, changes in regulations, manufacturing risks, reliance on indirect channels of distribution, alliances, international sales, management of growth, dependence upon key personnel, enforcement of the Company's intellectual property rights, future acquisitions and Year 2000 issues.

 Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and trade and notes receivable. The Company places its temporary cash investments and short and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The credit risk associated with trade receivables is minimal due to the large number of customers and their broad dispersion over many different industries and geographic areas.

  HP represented 17% and 13% of the Company's total revenues in 1997 and 1996, respectively. During 1995, no single customer accounted for greater than 10% of the Company's revenues.

O. SEGMENT INFORMATION

  The Company is active in primarily one business segment: designing, manufacturing, marketing and supporting a wide range of storage-related hardware and software products and related services. Sales and marketing operations outside the U.S. are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. The U.S. market amounted to greater than 95% of the Company's sales, income and identifiable assets in the North/South America segment for 1997, 1996 and 1995.

  Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                        EUROPE,
                          NORTH/SOUTH MIDDLE EAST,   ASIA                 CONSOLIDATED
                            AMERICA      AFRICA    PACIFIC   ELIMINATIONS     TOTAL
                          ----------- ------------ --------  ------------ -------------
1997
Sales...................  $1,801,770   $  965,359  $170,731   $     --     $2,937,860
Transfers between
 areas..................      49,494      155,214       --     (204,708)          --
                          ----------   ----------  --------   ---------    ----------
Total sales.............   1,851,264    1,120,573   170,731    (204,708)    2,937,860
Income (loss) from
 operations.............     406,335      266,788    (9,115)     (2,096)      661,912
Identifiable assets at
 year end...............   2,653,063      977,996   124,075    (265,025)    3,490,109
1996
Sales...................  $1,441,935   $  687,350  $144,367   $     --     $2,273,652
Transfers between
 areas..................      72,813      159,605       --     (232,418)          --
                          ----------   ----------  --------   ---------    ----------
Total sales.............   1,514,748      846,955   144,367    (232,418)    2,273,652
Income (loss) from
 operations.............     334,547      167,964    (3,851)     (2,119)      496,541
Identifiable assets at
 year end...............   1,749,221      703,929   104,210    (263,814)    2,293,546
1995
Sales...................  $1,230,223   $  567,303  $123,749   $     --     $1,921,275
Transfers between
 areas..................     134,073      141,003        10    (275,086)          --
                          ----------   ----------  --------   ---------    ----------
Total sales.............   1,364,296      708,306   123,759    (275,086)    1,921,275
Income from operations..     264,168      176,293     1,805      (6,487)      435,779
Identifiable assets at
 year end...............   1,669,928      144,081    77,923    (146,203)    1,745,729

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            Q1 1997  Q2 1997  Q3 1997  Q4 1997
                                            -------- -------- -------- --------
1997
Net sales, service and rental.............. $618,437 $713,461 $732,570 $873,392
Gross profit...............................  282,452  328,916  341,292  414,188
Net income.................................  110,868  128,799  132,622  166,239
Net income per share, (diluted)............ $   0.22 $   0.25 $   0.25 $   0.32
                                            Q1 1996  Q2 1996  Q3 1996  Q4 1996
                                            -------- -------- -------- --------
1996
Net sales, service and rental.............. $521,487 $545,017 $550,754 $656,394
Gross profit...............................  228,323  240,076  244,316  311,987
Net income.................................   84,545   87,054   90,347  124,283
Net income per share, (diluted)............ $   0.17 $   0.18 $   0.18 $   0.25

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1997. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a)

  1. Financial Statements

  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 49 are filed as part of this report.

  2. Schedule

  The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 49 is filed as part of this report.

  3. Exhibits

  See Index to Exhibits on page 50 of this report.

  The exhibits are filed with or incorporated by reference in this report.

  (b) Reports on Form 8-K.

  On October 22, 1997, the registrant filed a report (Date of Report: October 22, 1997) on Form 8-K reporting, under Item 5, a 2-for-1 stock split in the form of a 100% stock dividend with a record date of October 31, 1997, a broker's cut off date of November 7, 1997 and a distribution date of November 17, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, EMC CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 6, 1998.

                                          EMC CORPORATION

                                                      Richard J. Egan
                                          By: _________________________________
                                                      RICHARD J. EGAN
                                                   CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED AS OF MARCH 6, 1998.


              SIGNATURE                                  TITLE

           Richard J. Egan                  Chairman of the Board (Principal
-------------------------------------        Executive Officer) and Director
           RICHARD J. EGAN

        Michael C. Ruettgers             President and Chief Executive Officer
-------------------------------------                 and Director
        MICHAEL C. RUETTGERS

            John R. Egan                 Executive Vice President, Products and
-------------------------------------            Offerings and Director
            JOHN R. EGAN

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

          Michael J. Cronin                             Director
-------------------------------------
          MICHAEL J. CRONIN

         John F. Cunningham                             Director
-------------------------------------
         JOHN F. CUNNINGHAM

           Maureen E. Egan                              Director
-------------------------------------
           MAUREEN E. EGAN

         W. Paul Fitzgerald                             Director
-------------------------------------
         W. PAUL FITZGERALD

          Joseph F. Oliveri                             Director
-------------------------------------
          JOSEPH F. OLIVERI

                        EMC CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                                      FORM 10-K
                                                                      ---------
Report of Independent Accountants....................................   p. 23
Consolidated Balance Sheets at December 31, 1997 and December 31,
 1996................................................................   p. 24
Consolidated Statements of Income for the years ended December 31,
 1997, December 31, 1996 and December 30, 1995.......................   p. 25
Consolidated Statements of Cash Flows for the years ended December
 31, 1997, December 31, 1996 and December 30, 1995...................   p. 26
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, December 31, 1996 and December 30, 1995..........   p. 27
Notes to Consolidated Financial Statements........................... pp. 28-44
Schedule:
  Schedule II--Valuation and Qualifying Accounts.....................  p. S-1

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  The exhibits listed below are filed with or incorporated by reference in this report.

    3.1  Articles of Organization of EMC Corporation./1/
    3.2  Articles of Amendment filed February 26, 1986./1/
    3.3  Articles of Amendment filed April 2, 1986./1/
    3.4  Articles of Amendment filed May 13, 1987./2/
    3.5  Articles of Amendment filed June 19, 1992./3/
    3.6  Articles of Amendment filed May 12, 1993./4/
    3.7  Articles of Amendment filed November 12, 1993./5/
    3.8  Articles of Amendment filed May 10, 1995./6/
    3.9  Articles of Amendment filed May 7, 1997./7/
    3.10 By-laws of EMC Corporation, as amended on July 21, 1995./8/
    4.1  Form of Stock Certificate./9/
    4.2  Indenture, dated as of March 11, 1997 between EMC Corporation and
         State Street Bank and Trust Company, Trustee./10/
    4.3  Form of 3 1/4% Convertible Subordinated Note due 2002./10/
   10.1  EMC Corporation 1985 Stock Option Plan, as amended./11/
   10.2 EMC Corporation 1989 Employee Stock Purchase Plan, as amended (filed herewith).
   10.3 EMC Corporation 1992 Stock Option Plan for Directors, as amended./11/
   10.4  EMC Corporation 1993 Stock Option Plan, as amended (filed herewith).
   10.5  McDATA Corporation 1997 Stock Option Plan (filed herewith).
   21.1  Subsidiaries of Registrant (filed herewith).
   23.1 Consent of Independent Accountants dated March 6, 1998 (filed herewith).

--------
/1/ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-3656).
/2/ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-17218).
/3/ Incorporated by reference to the Company's Annual Report on Form 10-K filed February 12, 1993.
/4/ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-67224).
/5/ Incorporated by reference to the Company's Current Report on Form 8-K filed November 19, 1993.
/6/ Incorporated by reference to the Company's Current Report on Form 8-K filed May 26, 1995.
/7/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 14, 1997.
/8/ Incorporated by reference to the Company's Quarterly Report on Form 10-K filed August 11, 1995.
/9/ Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1988.
/10/ Incorporated by reference to the Company's Registration Statement on Form
     S-3 (No. 333-24901).
/11/ Incorporated by reference to the Company's Annual Report on Form 10-K filed
     February 27, 1997.

                        EMC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT CHARGED TO CHARGED TO            BALANCE AT
                         BEGINNING  COSTS AND    OTHER                 END OF
      DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS   PERIOD
      -----------        ---------- ---------- ---------- ---------- -----------
Year ended December 31,
 1997 Allowance for
 doubtful accounts.....    $7,368     $1,842      --       $(2,437)    $6,773
Year ended December 31,
 1996 Allowance for
 doubtful accounts.....    $7,062     $1,927      --       $(1,621)    $7,368
Year ended December 30,
 1995 Allowance for
 doubtful accounts.....    $6,272     $2,435      --       $(1,645)    $7,062