Form 10-K405/A
period 1997-12-31
EMC CORP
filed 1998-03-31
CIK 790070

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, EMC CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 30, 1998.

                                          EMC CORPORATION

                                              /s/ William J. Teuber, Jr.
                                          By: _________________________________
                                              WILLIAM J. TEUBER, JR.
                                              VICE PRESIDENT AND CHIEF FINANCIAL
                                              OFFICER (PRINCIPAL ACCOUNTING
                                              OFFICER)

  The exhibits listed below are filed with or incorporated by reference in this report.

      27.1  Restated Financial Data Schedule (filed herewith).
      27.2  Restated Financial Data Schedule (filed herewith).
      27.3  Restated Financial Data Schedule (filed herewith).
      27.4  Restated Financial Data Schedule (filed herewith).
      27.5  Restated Financial Data Schedule (filed herewith).

--------