Form 10-Q
period 1998-03-31
EMC CORP
filed 1998-05-13
CIK 790070

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: March 31, 1998        Commission File Number  1-9853

                                 EMC CORPORATION
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-2680009
----------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
organization or incorporation)

                                35 Parkwood Drive
                       Hopkinton, Massachusetts 01748-9103
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (508) 435-1000
    -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES __X__                NO _____

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     497,667,753
-----------------------------------------      ---------------------------------
               Class                            Outstanding as of March 31, 1998

                                       -2-
                                 EMC CORPORATION



                                                                      Page No.

Part I - Financial Information

        Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997...........................3

        Consolidated Statements of Income
          for the Three Months Ended
          March 31, 1998 and 1997........................................4

        Consolidated Statements of Cash Flows
          for the Three Months Ended
          March 31, 1998 and 1997........................................5

        Notes to Interim Consolidated Financial Statements...............6-9

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................10-12

Part II - Other Information..............................................13

Signatures...............................................................14

Exhibit Index............................................................15

                                       -3-
                                 EMC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1998            1997
                                                                                -----------    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................   $ 1,206,327    $   954,595
   Short-term investments ...................................................       348,081        419,262
   Trade and notes receivable less allowance for doubtful accounts of $7,233
     and $6,733, in 1998 and 1997, respectively .............................       745,906        788,869
   Inventories ..............................................................       425,990        404,660
   Deferred income taxes ....................................................        36,225         37,095
   Other assets .............................................................        48,087         22,545
                                                                                -----------    -----------
Total current assets ........................................................     2,810,616      2,627,026
Long-term investments .......................................................       256,924        276,776
Notes receivable, net .......................................................        13,519         20,013
Property, plant and equipment, net ..........................................       422,851        396,511
Deferred income taxes .......................................................        15,832         14,174
Intangible and other assets, net ............................................       150,217        155,609
                                                                                -----------    -----------
              Total assets ..................................................   $ 3,669,959    $ 3,490,109
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations .................................   $     8,624    $     7,665
   Accounts payable .........................................................       216,088        187,117
   Accrued expenses .........................................................       143,985        151,216
   Income taxes payable .....................................................       151,048        151,088
   Deferred revenue .........................................................        18,706          8,784
                                                                                -----------    -----------
Total current liabilities ...................................................       538,451        505,870
Deferred income taxes .......................................................        45,688         45,353
Long-term obligations:
   3 1/4% convertible subordinated notes due 2002 ...........................       517,500        517,500
   Notes payable ............................................................        33,338         40,954
Other liabilities ...........................................................         3,330          4,131
                                                                                -----------    -----------
               Total liabilities ............................................     1,138,307      1,113,808
                                                                                -----------    -----------
Commitments and contingencies

Stockholders' equity:
   Series Preferred Stock, par value $.01; authorized 25,000,000 shares, none
      outstanding ...........................................................          --             --
   Common Stock, par value $.01; authorized 750,000,000 shares; issued
      497,667,753 and 496,792,608, in 1998 and 1997, respectively ...........         4,977          4,968
   Additional paid-in capital ...............................................       684,344        670,297
   Deferred compensation ....................................................       (16,828)       (12,738)
   Unrealized loss on investments ...........................................          (400)            (9)
   Retained earnings ........................................................     1,857,471      1,711,356
   Cumulative translation adjustment ........................................         2,088          2,427
                                                                                -----------    -----------
              Total stockholders' equity ....................................     2,531,652      2,376,301
                                                                                -----------    -----------
                  Total liabilities and stockholders' equity ................   $ 3,669,959    $ 3,490,109
                                                                                ===========    ===========

          The accompanying notes are an integral part of the consolidated financial statements.

                                       -4-
                                 EMC CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               FOR THE THREE MONTHS ENDED
                                               --------------------------
                                                 MARCH 31,    MARCH 31,
                                                   1998          1997
                                                 ---------    ---------
Revenues:
        Net sales ............................   $ 805,933    $ 600,900
        Service and rental ...................      22,418       17,537
                                                 ---------    ---------
                                                   828,351      618,437
Costs and expenses:
        Cost of sales and service ............     431,136      335,985
        Research and development .............      65,675       48,091
        Selling, general and administrative ..     153,496       97,624
                                                 ---------    ---------
Operating income .............................     178,044      136,737
Investment income ............................      22,507       11,684
Interest expense .............................      (4,730)      (1,402)
Other income/(expense), net ..................      (1,001)       2,097
                                                 ---------    ---------
Income before taxes ..........................     194,820      149,116
Income tax provision .........................      48,705       38,248
                                                 ---------    ---------
Net income ...................................   $ 146,115    $ 110,868
                                                 =========    =========
Net income per weighted average share, basic..   $    0.29    $    0.23
                                                 =========    =========
Net income per weighted average share, diluted   $    0.28    $    0.22
                                                 =========    =========
Weighted average shares, basic ...............     497,234      491,592
Weighted average shares, diluted .............     535,120      509,706

          The accompanying notes are an integral part of the consolidated financial statements.

                                       -5-
                                 EMC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        FOR THE THREE MONTHS ENDED
                                                                        --------------------------
                                                                         MARCH 31,     MARCH 31,
                                                                            1998          1997
                                                                        -----------    -----------
Cash flows from operating activities:
   Net income .......................................................   $   146,115    $   110,868
   Adjustments to reconcile net income to net cash provided/(used) by operating activities:
       Depreciation and amortization ................................        43,530         26,241
       Deferred income taxes ........................................          (453)           829
       Net loss on disposal of property and equipment ...............           163            142
       Tax benefit from stock options exercised .....................         3,925           --
       Changes in assets and liabilities:
           Trade and notes receivable ...............................        49,295        (18,305)
           Inventories ..............................................       (21,330)      (105,716)
           Other assets .............................................       (25,650)       (13,693)
           Accounts payable .........................................        29,193         42,534
           Accrued expenses .........................................        (7,116)       (18,830)
           Income taxes payable .....................................           (65)        17,553
           Other liabilities ........................................         9,155         (2,644)
                                                                        -----------    -----------

               Net cash provided by operating activities ............       226,762         38,979
                                                                        -----------    -----------

Cash flows from investing activities:
   Additions to property, plant and equipment .......................       (54,974)       (36,121)
   Proceeds from sales of property and equipment ....................             4           135
   Capitalized software development costs ...........................        (8,014)        (6,200)
   Maturity/sale/(purchase) of short-term and long-term investments,
     net ............................................................        90,642       (294,542)
                                                                        -----------    -----------

               Net cash provided/(used) by investing activities .....        27,658       (336,728)
                                                                        -----------    -----------

Cash flows from financing activities:
   Issuance of common stock .........................................         4,469          4,087
   Redemption of 4 1/4% convertible subordinated notes due 2001 .....          --              (65)
   Issuance of 3 1/4% convertible subordinated notes due 2002, net of
     issuance costs .................................................          --          506,671
   Payment of long-term and short-term obligations ..................        (7,881)        (7,814)
   Issuance of long-term and short-term obligations .................         1,224            124
                                                                        -----------    -----------

                Net cash provided/(used) by financing activities ....        (2,188)       503,003
                                                                        -----------    -----------

Effect of exchange rate changes on cash .............................          (500)        (1,105)
Net increase in cash and cash equivalents ...........................       252,232        205,254
Cash and cash equivalents at beginning of period ....................       954,595        496,377
                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................   $ 1,206,327    $   700,526
                                                                        ===========    ===========

Non-cash activity--conversions of notes .............................          --      $   140,682


          The accompanying notes are an integral part of the consolidated financial statements.

                                      -6-
                                EMC CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)


1.    BASIS OF PRESENTATION

      COMPANY

      EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of enterprise systems and software products and related services for the enterprise storage market worldwide. EMC's products provide solutions for a wide range of customer information storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications. EMC's solutions integrate with major open systems operating systems such as UNIX, Microsoft Corporation's Windows NT and International Business Machines Corporation's ("IBM") OS400 as well as major mainframe operating systems such as IBM's MVS. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, IBM and IBM-compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc., Siemens Nixdorf Informationssysteme AG, Silicon Graphics, Inc. ("SGI") and other open systems and mainframe platforms.

      ACCOUNTING

      The accompanying consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1998 and 1997.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 1998.


2.    INVENTORY

      Inventories consist of:

                                              MARCH 31,     DECEMBER 31,
                                                1998            1997
                                              --------        --------
      Purchased parts.......................  $ 25,677        $ 24,641
      Work-in-process.......................   274,343         240,845
      Finished goods........................   125,970         139,174
                                              --------        --------
                                              $425,990        $404,660
                                              ========        ========

                                      -7-
                                EMC CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)

3.    LONG-TERM OBLIGATIONS

      In March 1997, the Company sold $517,500 of 3 1/4% convertible subordinated notes due 2002 (the "Notes") . The Notes are generally convertible into shares of Common Stock at a conversion price of $22.655 per share, subject to adjustment in certain events. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000.


4.    NET INCOME PER SHARE

      Net income for computation of diluted earnings per share includes an add back of $2,523 and $533 for the three months ended March 31, 1998 and 1997, respectively, representing interest expense on the Company's convertible debt securities outstanding in each period, net of its tax effect.

      Calculation of earnings per share is as follows:

                                                             FOR THE THREE MONTHS ENDED
                                                           ------------------------------
                                                             MARCH 31,        MARCH 31,
                                                                1998             1997
                                                           -------------    -------------
Basic:
Net income .............................................   $     146,115    $     110,868
Weighted average shares, basic .........................     497,234,497      491,591,994

Net income per share, basic ............................   $        0.29    $        0.23
                                                           =============    =============

Diluted:
Net income .............................................   $     146,115    $     110,868
Add back of interest expense on convertible notes ......           4,205              888
Less tax effect of interest expense on convertible notes          (1,682)            (355)
                                                           -------------    -------------
Net income for calculating diluted earnings per share ..   $     148,638    $     111,401

Weighted average shares ................................     497,234,497      491,591,994
Weighted common stock equivalents ......................      37,885,113       18,113,918
                                                           -------------    -------------
Total weighted average shares, diluted .................     535,119,610      509,705,912

Net income per share, diluted ..........................   $        0.28    $        0.22
                                                           =============    =============

                                      -8-
                                EMC CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)



5.    ADOPTION OF NEW ACCOUNTING PRINCIPLE

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Financial statements for prior periods must be restated.



      The Company's total comprehensive income was as follows:

                                                    FOR THE THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH 31,         MARCH 31,
                                                      1998               1997
                                                    ---------         ---------
      Net income .............................      $ 146,115         $ 110,868
      Other comprehensive expense, net of tax:
         Unrealized loss on investments ......           (293)             --
         Cumulative translation adjustment ...           (254)             (790)
                                                    ---------         ---------
      Total other comprehensive expense ......           (547)             (790)
                                                    ---------         ---------

      Total comprehensive income .............      $ 145,568         $ 110,078
                                                    =========         =========


6.    LITIGATION

      In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint, TM alleged infringement only as to one of the two patents originally at issue. A trial is set for January 1999. The Company believes TM's claims are without merit.

                                      -9-
                               EMC CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)


      In December 1997, NewFrame Corporation Ltd. ("NewFrame") filed suit against the Company in the United States District Court for the District of Massachusetts. The suit contains a variety of allegations relating to the Company's use of NewFrame's software developments, including various contract claims and breach of fiduciary duty, and seeks monetary damages relating primarily to lost future profits. The Company filed a motion to dismiss the complaint, which was granted in part. The Company believes NewFrame's claims are without merit.

      In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company is infringing one patent and seeking unspecified damages. The Company has answered and counterclaimed. A trial date has been set for August 1998. The Company believes STK's claims are without merit.

      The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operation or financial condition.

7.    SUBSEQUENT EVENTS

      In April 1998, the Company announced the acquisition of Groupe MCI, a French information technology professional services firm ("MCI"). This acquisition is part of the Company's strategy to offer professional services that help customers better manage, protect and share their information through the Company's Enterprise Storage. MCI will operate as a wholly-owned subsidiary of the Company.

      In May 1998, the Company announced the expansion of the terms and scope of its original reseller agreement with HP. This will enable HP to resell the Company's enterprise systems and software for connection to its Intel-based HP NetServer Systems, a leading Windows NT platform.

      At the Annual Meeting held on May 6, 1998, the Company's stockholders elected John R. Egan, Joseph F. Oliveri and Michael C. Ruettgers to the Board of Directors for a three-year term, approved the addition of 3,500,000 shares of common stock to the Company's 1993 Stock Option Plan and approved an amendment to the Company's 1989 Employee Stock Purchase Plan as described in the Company's Proxy Statement.

                                      -10-
                                 EMC CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - First Quarter of 1998 compared to First Quarter of 1997
--------------------------------------------------------------------------------

REVENUES

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with "Factors That May Affect Future Results" set forth on page 12 and in EMC's other filings with the U.S. Securities and Exchange Commission. All dollar amounts in the MD&A are in thousands.

Total revenues for the first quarter of 1998 were $828,351 compared to $618,437 for the first quarter of 1997, an increase of $209,914 or 34%.

Enterprise systems revenues from products sold directly and through OEMs and resellers were $698,755 in the first quarter of 1998, compared to $530,836 in the first quarter of 1997, an increase of $167,919 or 32%. The increase was due to continued strong demand for the Company's Symmetrix series of products in all geographies. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in mainframe, UNIX and Windows NT environments.

Enterprise software revenues from products sold directly and through OEMs and resellers were $65,994 in the first quarter of 1998 compared to $26,532 in the first quarter of 1997, an increase of $39,462 or 149%. Enterprise software products provide primary and extended functionality for the Company's storage products.

Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $41,184 in the first quarter of 1998, compared to $43,532 in the first quarter of 1997, a decrease of $2,348 or 5%.

Revenues from service and rental income were $22,418 in the first quarter of 1998, compared to $17,537 in the first quarter of 1997, an increase of $4,881 or 28%.

In February 1998, the Company announced a reseller agreement under which SGI will resell the Company's enterprise systems and software for connection to SGI's Origin servers and Onyx2 graphics systems.

In May 1998, the Company announced the expansion of the terms and scope of its original reseller agreement with HP. This will enable HP to resell the Company's enterprise systems and software for connection to its Intel-based HP NetServer Systems, a leading Windows NT platform. Revenues for the first quarter of 1998 and 1997 under this agreement were $156,831 and $107,517, or 19% and 17% of total revenues, respectively.

Revenues on sales into the North American markets were $481,741 in the first quarter of 1998 compared to $361,646 in the first quarter of 1997, an increase of $120,095 or 33%.

Revenues on sales into all markets outside North America were $346,610 in the first quarter of 1998 compared to $256,791 in the first quarter of 1997. This represented 42% of total revenues for both periods presented. The Company expects increases in international sales as a percentage of total revenues in 1998.

                                      -11-
                                 EMC CORPORATION

Revenues on sales into the markets of Europe, Africa and the Middle East were $262,082 in the first quarter of 1998 compared to $196,215 in the first quarter of 1997, an increase of $65,867 or 34%.

Revenues on sales into the markets of the Asia Pacific region were $77,004 in the first quarter of 1998 compared to $58,925 in the first quarter of 1997, an increase of $18,079 or 31%.

Revenues on sales into the markets of South America were $7,524 in the first quarter of 1998 compared to $1,651 in the first quarter of 1997, an increase of $5,873 or 356%.

GROSS MARGINS

Gross margins increased to 48.0% of revenues in the first quarter of 1998, compared to 45.7% of revenues in the first quarter of 1997. This increase is primarily attributable to increasing sales of software which have a higher gross margin than hardware sales. Other factors affecting gross margins to a lesser extent in the first quarter of 1998 include the rates of price declines in the marketplace and of component cost declines. The Company currently believes that price declines will continue.


RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses were $65,675 and $48,091 in the first quarters of 1998 and 1997, respectively, an increase of $17,584 or 37%. R&D expenses were 7.9% and 7.8% of revenues in the first quarters of 1998 and 1997, respectively. The dollar increase was partially due to the cost of additional technical staff to support a variety of projects including both fibre channel connectivity and enterprise software products. This increase is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1998 and thereafter.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses were $153,496 and $97,624 in the first quarters of 1998 and 1997, respectively, an increase of $55,872 or 57%. SG&A expenses were 18.5% and 15.8% of revenues in the first quarters of 1998 and 1997, respectively. The dollar increase is due primarily to costs associated with a continued investment in additional worldwide sales and support personnel and their related overhead costs with the objective of achieving broader coverage and greater account depth around the world. SG&A expenses are expected to increase in dollar terms for the balance of 1998 and thereafter.

INVESTMENT INCOME AND INTEREST EXPENSE

Investment income was $22,507 in the first quarter of 1998 compared with $11,684 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the first quarter of 1998 primarily due to higher cash and investment balances which were derived from operations and the Notes issued in March 1997.

Interest expense increased by $3,328 to $4,730 in the first quarter of 1998 from $1,402 in the first quarter of 1997. The increase was attributable to the Notes.

                                      -12-
                                 EMC CORPORATION

PROVISION FOR INCOME TAXES

The provision for income taxes was $48,705 and $38,248 in the first quarters of 1998 and 1997, respectively, which resulted in an effective tax rate of 25.0% in the first quarter of 1998 and 25.6% in the first quarter of 1997. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies.

FINANCIAL CONDITION

Cash and cash equivalents and short and long-term investments were $1,811,332 and $1,650,633 at March 31, 1998 and December 31, 1997, respectively, an increase of $160,699.

Cash provided by operating activities for the first three months of 1998 was $226,762, generated primarily from net income and by lower accounts receivable balances. Cash provided by investing activities was $27,658, principally from the net maturity of short and long-term investments and offset by additions to property, plant and equipment. Cash used by financing activities was $2,188, principally for payments of short and long-term obligations.

At March 31, 1998, the Company had available for use its credit line of $50,000 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) a failure by any supplier of high density DRAMs, disk drives or other components to meet EMC's requirements for an extended period of time; (ii) the transition to new products; (iii) the historic and recurring "hockey stick" pattern of the Company's sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter; (iv) the "hockey stick" pattern of the Company's sales, making it extremely difficult to predict near-term demand and adjust production capacity accordingly; (v) competitive factors, including but not limited to pricing pressures, in the computer storage market; (vi) fluctuating currency exchange rates; (vii) the relative and varying rates of product price and component cost declines; (viii) termination of the agreements with certain of the Company's OEMs or resellers;
(ix) delays in the development of new technology; (x) Year 2000 issues; (xi) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings at the U.S. Securities and Exchange Commission.

                                      -13-
                                 EMC CORPORATION

                                    PART II.
                                OTHER INFORMATION


Item 1. Legal Proceedings

        In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint, TM alleged infringement only as to one of the two patents originally at issue. A trial is set for January 1999. The Company believes TM's claims are without merit.

        In December 1997, NewFrame Corporation Ltd. ("NewFrame") filed suit against the Company in the United States District Court for the District of Massachusetts. The suit contains a variety of allegations relating to the Company's use of NewFrame's software developments, including various contract claims and breach of fiduciary duty, and seeks monetary damages relating primarily to lost future profits. The Company filed a motion to dismiss the complaint, which was granted in part. The Company believes NewFrame's claims are without merit.

        In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company is infringing one patent and seeking unspecified damages. The Company has answered and counterclaimed. A trial date has been set for August 1998. The Company believes STK's claims are without merit.

        The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operation or financial condition.

Item 5. Other Information

        Subsequent Events. See Note 7 to the Notes to Interim Consolidated Financial Statements in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        27 Financial Data Schedule (filed herewith).

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1998.

                                      -14-
                                 EMC CORPORATION


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EMC CORPORATION



Date:  May 13, 1998            By: /s/  Colin G. Patteson
                                   ----------------------
                                    Colin G. Patteson
                                    Senior Vice President, Chief Administrative
                                    Officer  and Treasurer  (Principal Financial
                                    Officer)


                               By: /s/  William J. Teuber, Jr.
                                   ---------------------------
                                    William J. Teuber, Jr.
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)

                                      -15-
                                 EMC CORPORATION


                                  EXHIBIT INDEX


Exhibit 27        Financial Data Schedule (filed herewith)