Form 10-Q
period 1998-06-30
EMC CORP
filed 1998-08-13
CIK 790070

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
                                --------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 30, 1998              COMMISSION FILE NUMBER 1-9853
                                EMC CORPORATION
            (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                           04-2680009
    (State or other jurisdiction of               (I.R.S. Employer
    organization or incorporation)             Identification Number)

                               35 PARKWOOD DRIVE
                      HOPKINTON, MASSACHUSETTS 01748-9103
         (Address of principal executive offices, including zip code)

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

                      YES  X                       NO

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE               499,511,372
                 CLASS                     OUTSTANDING AS OF JUNE 30, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                EMC CORPORATION

                                                                      PAGE NO
                                                                      -------
Part I--Financial Information
   Consolidated Balance Sheets at June 30, 1998 and December 31,
   1997.............................................................       3
   Consolidated Statements of Income for the Three and Six Months
   Ended June 30, 1998 and 1997.....................................       4
   Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 1998 and 1997...........................................       5
   Notes to Interim Consolidated Financial Statements...............     6-9
   Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................   10-15
Part II--Other Information..........................................   16-17
Signatures..........................................................      18
Exhibit Index.......................................................      19

                                EMC CORPORATION

                                    PART I.
                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------  ------------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $  983,784   $  954,595
  Short-term investments..............................    402,113      419,262
  Trade and notes receivable less allowance for
   doubtful accounts of $7,645 and $6,773, in 1998 and
   1997, respectively.................................    814,076      788,869
  Inventories.........................................    480,856      404,660
  Deferred income taxes...............................     40,976       37,095
  Other assets........................................     43,884       22,545
                                                       ----------   ----------
Total current assets..................................  2,765,689    2,627,026
Long-term investments.................................    481,693      276,776
Notes receivable, net.................................     24,064       20,013
Property, plant and equipment, net....................    487,668      396,511
Deferred income taxes.................................     13,243       14,174
Intangible and other assets, net......................    190,842      155,609
                                                       ----------   ----------
  Total assets........................................ $3,963,199   $3,490,109
                                                       ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations............ $   17,414   $    7,665
  Accounts payable....................................    220,160      187,117
  Accrued expenses....................................    186,927      151,216
  Income taxes payable................................    151,963      151,088
  Deferred revenue....................................     24,476        8,784
                                                       ----------   ----------
Total current liabilities.............................    600,940      505,870
Deferred income taxes.................................     44,464       45,353
Long-term obligations:
  3 1/4% convertible subordinated notes due 2002......    517,500      517,500
  Notes payable.......................................     33,087       40,954
Other liabilities.....................................      3,205        4,131
                                                       ----------   ----------
  Total liabilities...................................  1,199,196    1,113,808
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized
   25,000,000 shares, none outstanding................         --           --
  Common Stock, par value $.01; authorized 750,000,000
   shares; issued 499,511,372 and 496,792,608, in 1998
   and 1997, respectively.............................      4,995        4,968
  Additional paid-in capital..........................    728,096      670,297
  Deferred compensation...............................    (18,350)     (12,738)
  Unrealized gain/(loss) on investments...............        146           (9)
  Retained earnings...................................  2,046,967    1,711,356
  Cumulative translation adjustment...................      2,149        2,427
                                                       ----------   ----------
    Total stockholders' equity........................  2,764,003    2,376,301
                                                       ----------   ----------
      Total liabilities and stockholders' equity...... $3,963,199   $3,490,109
                                                       ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         FOR THE                FOR THE
                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                   --------------------  ----------------------
                                   JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                     1998       1997        1998        1997
                                   ---------  ---------  ----------  ----------
Revenues:
  Net sales......................   $918,822   $694,511  $1,724,755  $1,295,411
  Service and rental.............     33,180     18,950      55,598      36,487
                                   ---------  ---------  ----------  ----------
                                     952,002    713,461   1,780,353   1,331,898
Costs and expenses:
  Cost of sales and service......    467,480    384,545     898,616     720,530
  Research and development.......     74,228     53,446     139,903     101,537
  Selling, general and
   administrative................    177,353    114,640     330,849     212,264
                                   ---------  ---------  ----------  ----------
Operating income.................    232,941    160,830     410,985     297,567
Investment income................     23,954     17,412      46,461      29,096
Interest expense.................     (4,999)    (4,640)     (9,729)     (6,042)
Other income/(expense), net......        765       (369)       (236)      1,728
                                   ---------  ---------  ----------  ----------
Income before taxes..............    252,661    173,233     447,481     322,349
Income tax provision.............     63,165     44,434     111,870      82,682
                                   ---------  ---------  ----------  ----------
Net income.......................   $189,496   $128,799  $  335,611  $  239,667
                                   =========  =========  ==========  ==========
Net income per weighted average
 share, basic....................      $0.38      $0.26       $0.67       $0.49
                                   =========  =========  ==========  ==========
Net income per weighted average
 share, diluted..................      $0.36      $0.25       $0.64       $0.47
                                   =========  =========  ==========  ==========
Weighted average shares, basic...    498,648    492,477     497,944     492,037
Weighted average shares, diluted.    537,550    527,899     536,431     518,826

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                    --------------------------
                                                      JUNE 30,      JUNE 30,
                                                        1998          1997
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................    $ 335,611     $ 239,667
  Adjustments to reconcile net income to net cash
   provided by
   operating activities:
   Depreciation and amortization...................       89,482        59,635
   Deferred income taxes...........................       (3,839)        1,643
   Net loss on disposal of property and equipment..          597           366
   Tax benefit from stock options exercised........        9,970         5,740
   Changes in assets and liabilities:
      Trade and notes receivable...................      (29,076)      (78,258)
      Inventories..................................      (76,196)     (110,227)
      Other assets.................................      (26,780)      (49,207)
      Accounts payable.............................       33,177       (18,097)
      Accrued expenses.............................       35,697        (7,000)
      Income taxes payable.........................          889        18,203
      Other liabilities............................       14,833        (3,927)
                                                    ------------  ------------
        Net cash provided by operating activities..      384,365        58,538
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.......     (150,027)      (82,289)
  Proceeds from sales of property and equipment....            6           313
  Capitalized software development costs...........      (15,514)      (12,400)
  Purchase of short-term and long-term investments,
   net.............................................     (187,613)     (209,981)
  Business acquisitions............................      (19,700)           --
                                                    ------------  ------------
        Net cash used by investing activities......     (372,848)     (304,357)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.........................       16,418        11,998
  Redemption of 4 1/4% convertible subordinated
   notes due 2001..................................           --           (65)
  Issuance of 3 1/4% convertible subordinated notes
   due 2002, net of issuance costs.................           --       506,671
  Payment of long-term and short-term obligations..       (8,747)       (9,050)
  Issuance of long-term and short-term obligations.       10,632         1,419
                                                    ------------  ------------
        Net cash provided by financing activities..       18,303       510,973
                                                    ------------  ------------
Effect of exchange rate changes on cash............         (631)       (2,405)
Net increase in cash and cash equivalents..........       29,820       265,154
Cash and cash equivalents at beginning of period...      954,595       496,377
                                                    ------------  ------------
Cash and cash equivalents at end of period......... $    983,784  $    759,126
                                                    ------------  ------------
Non-cash activity:
  Conversions of notes.............................           --      $140,682
  Business acquisitions............................      $22,300            --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

 Company

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of enterprise systems and software products and related services for the enterprise storage market worldwide. EMC's products provide solutions for a wide range of customer information storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications. EMC's solutions integrate with major open systems operating systems such as UNIX, Microsoft Corporation's Windows NT and International Business Machines Corporation's ("IBM") OS400 as well as major mainframe operating systems such as IBM's MVS. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, IBM and IBM- compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc., Siemens Nixdorf Informationssysteme AG, Silicon Graphics, Inc. ("SGI") and other open systems and mainframe platforms.

 Accounting

  The accompanying consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1998 and 1997.

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

2. INVENTORY

  Inventories consist of:

                                                           JUNE 30, DECEMBER 31,
                                                             1998       1997
                                                           -------- ------------
  Purchased parts......................................... $ 24,778   $ 24,641
  Work-in-process.........................................  314,371    240,845
  Finished goods..........................................  141,707    139,174
                                                           --------   --------
                                                           $480,856   $404,660
                                                           ========   ========

                                EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. NET INCOME PER SHARE

  Calculation of earnings per share is as follows:

                                                 FOR THE THREE MONTHS ENDED
                                                 -----------------------------
                                                 JUNE 30, 1998   JUNE 30, 1997
                                                 -------------   -------------
BASIC:
Net income.....................................  $     189,496   $     128,799
Weighted average shares, basic.................    498,647,929     492,476,670
Net income per share, basic....................  $        0.38   $        0.26
                                                 =============   =============
DILUTED:
Net income.....................................  $     189,496   $     128,799
Add back of interest expense on convertible
 notes.........................................          4,205           4,205
Less tax effect of interest expense on
 convertible notes.............................         (1,682)         (1,682)
                                                 -------------   -------------
Net income for calculating diluted earnings per
 share.........................................  $     192,019   $     131,322
Weighted average shares........................    498,647,929     492,476,670
Weighted common stock equivalents..............     38,901,715      35,422,810
                                                 -------------   -------------
Total weighted average shares, diluted.........    537,549,644     527,899,480
Net income per share, diluted..................  $        0.36   $        0.25
                                                 =============   =============
                                                  FOR THE SIX MONTHS ENDED
                                                 -----------------------------
                                                   JUNE 30, 1998   JUNE 30, 1997
                                                 -------------   -------------
BASIC:
Net income.....................................  $     335,611   $     239,667
Weighted average shares, basic.................    497,943,909     492,036,768
Net income per share, basic....................  $        0.67   $        0.49
                                                 =============   =============
DILUTED:
Net income.....................................  $     335,611   $     239,667
Add back of interest expense on convertible
 notes.........................................          8,409           5,092
Less tax effect of interest expense on
 convertible notes.............................         (3,364)         (2,037)
                                                 -------------   -------------
Net income for calculating diluted earnings per
 share.........................................  $     340,656   $     242,722
Weighted average shares........................    497,943,909     492,036,768
Weighted common stock equivalents..............     38,486,858      26,789,328
                                                 -------------   -------------
Total weighted average shares, diluted.........    536,430,767     518,826,096
Net income per share, diluted..................  $        0.64   $        0.47
                                                 =============   =============

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general- purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Financial statements for prior periods must be restated.

  The Company's total comprehensive income was as follows:

                                          FOR THE THREE       FOR THE SIX
                                          MONTHS ENDED       MONTHS ENDED
                                        -----------------  ------------------
                                        JUNE 30, JUNE 30,  JUNE 30,  JUNE 30,
                                          1998     1997      1998      1997
                                        -------- --------  --------  --------
Net income............................. $189,496 $128,799  $335,611  $239,667
Other comprehensive income/(expense),
 net of tax:
  Unrealized gain on investments.......      409       --       116        --
  Cumulative translation adjustment....       45     (514)     (209)   (1,304)
                                        -------- --------  --------  --------
Total other comprehensive
 income/(expense)......................      454     (514)      (93)   (1,304)
                                        -------- --------  --------  --------
Total comprehensive income............. $189,950 $128,285  $335,518  $238,363
                                        ======== ========  ========  ========

5. LITIGATION

  In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint, TM alleged infringement only as to one of the two patents originally at issue. Fact discovery in this case has concluded. A trial is set for January 1999. The Company believes TM's claims are without merit.

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

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company is infringing one patent and seeking unspecified damages. The Company has answered and counterclaimed. Among other defenses, the Company has asserted that its activities are covered by a license agreement between the parties. A trial on the license issue was held from August 4 to August 6, 1998. A decision from the court is expected shortly. The Company believes STK's claims are without merit.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. ACQUISITION

  In April 1998, the Company acquired all of the outstanding common stock of Groupe MCI, a French information technology professional services firm, in exchange for cash and common stock. The acquisition was accounted for as a purchase. Pro forma presentations have not been included as the acquisition was not material to the results of operations or financial condition of the Company.

7. NEW ACCOUNTING PRONOUNCEMENT

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

  The Company is assessing the impact of FAS 133, and currently believes it will not have a material impact on its earnings or statement of financial position.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with "Factors That May Affect Future Results" set forth on page 15 and in EMC's other filings with the U.S. Securities and Exchange Commission.


ALL DOLLAR AMOUNTS IN THE MD&A ARE IN MILLIONS.

RESULTS OF OPERATIONS--SECOND QUARTER OF 1998 COMPARED TO SECOND QUARTER OF
1997

 Revenues

  Total revenues for the second quarter of 1998 were $952.0 compared to $713.5 for the second quarter of 1997, an increase of $238.5 or 33%.

  Enterprise systems revenues from products sold directly and through OEMs and resellers were $765.8 in the second quarter of 1998, compared to $604.1 in the second quarter of 1997, an increase of $161.7 or 27%. The increase was due to continued strong demand for the Company's Symmetrix series of products in all geographies. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in mainframe, UNIX and Windows NT environments.

  Enterprise software revenues from products sold directly and through OEMs and resellers were $97.9 in the second quarter of 1998 compared to $40.8 in the second quarter of 1997, an increase of $57.1 or 140%. Enterprise software products provide primary and extended functionality for the Company's storage products.

  Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $55.1 in the second quarter of 1998, compared to $49.6 in the second quarter of 1997, an increase of $5.5 or 11%.

  Revenues from service and rental income were $33.2 in the second quarter of 1998, compared to $19.0 in the second quarter of 1997, an increase of $14.2 or 75%.

  In May 1998, the Company announced the expansion of the terms and scope of its original reseller agreement with HP. This will enable HP to resell the Company's enterprise systems and software for connection to its Intel-based HP NetServer Systems, a leading Windows NT platform. Revenues for the second quarter of 1998 and 1997 under this agreement were $186.2 and $118.6, or 20% and 17% of total revenues, respectively.

  Revenues on sales into the North American markets were $577.2 in the second quarter of 1998 compared to $400.5 in the second quarter of 1997, an increase of $176.7 or 44%.

  Revenues on sales into all markets outside North America were $374.8 in the second quarter of 1998 compared to $312.9 in the second quarter of 1997. This represented 39% and 44% of total revenues, respectively.

  Revenues on sales into the markets of Europe, Africa and the Middle East were $295.3 in the second quarter of 1998 compared to $238.8 in the second quarter of 1997, an increase of $56.5 or 24%.

  Revenues on sales into the markets of the Asia Pacific region were $71.1 in the second quarter of 1998 compared to $68.2 in the second quarter of 1997, an increase of $2.9 or 4%.

  Revenues on sales into the markets of South America were $8.5 in the second quarter of 1998 compared to $5.9 in the second quarter of 1997, an increase of $2.6 or 43%.

 Gross Margins

  Gross margins increased to 50.9% of revenues in the second quarter of 1998, compared to 46.1% of revenues in the second quarter of 1997. This increase is primarily attributable to increased licensing of the Company's enterprise software which has higher gross margins than sales of hardware. Other factors affecting gross margins in the second quarter of 1998 include the impact of component cost declines being greater than the impact of price declines. The Company currently believes that price declines will continue.

 Research and Development

  Research and development ("R&D") expenses were $74.2 and $53.4 in the second quarters of 1998 and 1997, respectively, an increase of $20.8 or 38.9%. R&D expenses were 7.8% and 7.5% of revenues in the second quarters of 1998 and 1997, respectively. The dollar increase was partially due to the cost of additional technical staff to support a variety of projects including both fibre channel connectivity and enterprise software products. This increase is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1998 and thereafter.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $177.4 and $114.6 in the second quarters of 1998 and 1997, respectively, an increase of $62.8 or 54.7%. SG&A expenses were 18.6% and 16.1% of revenues in the second quarters of 1998 and 1997, respectively. The dollar and percentage increase is due primarily to costs associated with a continued investment in additional worldwide sales and support personnel and their related overhead costs with the objective of achieving broader coverage and greater account depth around the world. SG&A expenses are expected to increase in dollar terms for the balance of 1998 and thereafter.

 Investment Income and Interest Expense

  Investment income was $24.0 in the second quarter of 1998 compared with $17.4 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the second quarter of 1998 primarily due to higher cash and investment balances which were derived from operations.

  Interest expense was $5.0 in the second quarter of 1998 as compared to $4.6 in the second quarter of 1997 and relates primarily to the $517.5 of 3 1/4% convertible subordinated notes due 2002 (the "Notes") issued in March 1997.

 Provision for Income Taxes

  The provision for income taxes was $63.2 and $44.4 in the second quarters of 1998 and 1997, respectively, which resulted in an effective tax rate of 25.0% in the second quarter of 1998 and 25.6% in the second quarter of 1997. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies.

RESULTS OF OPERATIONS--FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

 Revenues

  Total revenues for the first six months ended June 30, 1998 were $1,780.4 compared to $1,331.9 for the first six months of 1997, an increase of $448.5 or 34%.

  Enterprise systems revenues from products sold directly and through OEMs and resellers were $1,464.6 in the first six months of 1998, compared to $1,135.0 in the first six months of 1997, an increase of $329.6 or 29%. The increase was due to continued strong demand for the Company's Symmetrix series of products in all geographies. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in mainframe, UNIX and Windows NT environments.

  Enterprise software revenues from products sold directly and through OEMs and resellers were $163.9 in the first six months of 1998 compared to $67.4 in the first six months of 1997, an increase of $96.5 or 143%. Enterprise software products provide primary and extended functionality for the Company's storage products.

  Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $96.3 in the first six months of 1998, compared to $93.1 in the first six months of 1997, an increase of $3.2 or 3%.

  Revenues from service and rental income were $55.6 in the first six months of 1998, compared to $36.5 in the first six months of 1997, an increase of $19.1 or 52%.

  In February 1998, the Company announced a reseller agreement under which SGI will resell the Company's enterprise systems and software for connection to SGI's Origin servers and Onyx2 graphics systems.

  In May 1998, the Company announced the expansion of the terms and scope of its original reseller agreement with HP. This will enable HP to resell the Company's enterprise systems and software for connection to its Intel-based HP NetServer Systems, a leading Windows NT platform. Revenues for the first six months of 1998 and 1997 under this agreement were $343.0 and $226.1, or 19% and 17% of total revenues, respectively.

  Revenues on sales into the North American markets were $1,058.9 in the first six months of 1998 compared to $762.2 in the first six months of 1997, an increase of $296.7 or 39%.

  Revenues on sales into all markets outside North America were $721.5 in the first six months of 1998 compared to $569.7 in the first six months of 1997. This represented 41% and 43% of total revenues, respectively.

  Revenues on sales into the markets of Europe, Africa and the Middle East were $557.4 in the first six months of 1998 compared to $435.1 in the first six months of 1997, an increase of $122.3 or 28%.

  Revenues on sales into the markets of the Asia Pacific region were $148.1 in the first six months of 1998 compared to $127.1 in the first six months of 1997, an increase of $21.0 or 17%.

  Revenues on sales into the markets of South America were $16.0 in the first six months of 1998 compared to $7.6 in the first six months of 1997, an increase of $8.4 or 111%.

 Gross Margins

  Gross margins increased to 49.5% of revenues in the first six months of 1998, compared to 45.9% of revenues in the first six months of 1997. This increase is primarily attributable to increased licensing of the Company's enterprise software which has higher gross margins than sales of hardware. Other factors affecting gross margins in the first six months of 1998 include the impact of component cost declines being greater than the impact of price declines. The Company currently believes that price declines will continue.

 Research and Development

  Research and development ("R&D") expenses were $139.9 and $101.5 in the first six months of 1998 and 1997, respectively, an increase of $38.4 or 38%. R&D expenses were 7.9% and 7.6% of revenues in the first six months of 1998 and 1997, respectively. The dollar increase was partially due to the cost of additional technical staff to support a variety of projects including both fibre channel connectivity and enterprise software products. This increase is also attributable to expenses associated with computer equipment acquired to facilitate this development. The Company expects to continue to spend substantial amounts for R&D for the balance of 1998 and thereafter.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $330.8 and $212.3 in the first six months of 1998 and 1997, respectively, an increase of $118.5 or 56%. SG&A expenses were 18.6% and 15.9% of revenues in the first six months of 1998 and 1997, respectively. The dollar and percentage increase is due primarily to costs associated with a continued investment in additional worldwide sales and support personnel and their related overhead costs with the objective of achieving broader coverage and greater account depth around the world. SG&A expenses are expected to increase in dollar terms for the balance of 1998 and thereafter.

 Investment Income and Interest Expense

  Investment income was $46.5 in the first six months of 1998 compared with $29.1 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the first six months of 1998 primarily due to higher cash and investment balances which were derived from operations and the Notes issued in March 1997.

  Interest expense increased by $3.7 to $9.7 in the first six months of 1998 from $6.0 in the first six months of 1997. The increase was attributable to the Notes.

 Provision for Income Taxes

  The provision for income taxes was $111.9 and $82.7 in the first six months of 1998 and 1997, respectively, which resulted in an effective tax rate of 25.0% in the first six months of 1998 and 25.6% in the first six months of 1997. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies.

 Financial Condition

  Cash and cash equivalents and short and long-term investments were $1,867.6 and $1,650.6 at June 30, 1998 and December 31, 1997, respectively, an increase of $217.0.

  Cash provided by operating activities for the first six months of 1998 was $384.4, generated primarily from net income. Cash used by investing activities was $372.8, principally from the purchase of short-term and long-term investments and additions to property, plant and equipment. Additions to property, plant and equipment include approximately $25.0 accrued for construction of the manufacturing facility in Franklin, Massachusetts. Cash provided by financing activities was $18.3, principally from the issuance of common stock from option exercises.

  At June 30, 1998, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company presently believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

 New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

  The Company is assessing the impact of FAS 133, and currently believes it will not have a material impact on its earnings or statement of financial position.

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

 ECU Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euros, and will redenominate outstanding sovereign debt. At that time, the participating countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro will be exercised by the new European Central Bank.

  Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency.

  The Company has a task force assigned to address the business implications of conversion to the euro, including technical adaptation of information technology and other systems to accommodate euro-denominated transactions, long term competitive implications of the conversions and the effect on market risk with respect to financial instruments. At this time, management is in the process of evaluating the impact of this conversion on the Company.

 Factors That May Affect Future Results

  This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) a failure by any supplier of high density DRAMs, disk drives or other components to meet EMC's requirements for an extended period of time; (ii) delays in the development of new technology and the transition to new products; (iii) the historic and recurring "hockey stick" pattern of the Company's sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter; (iv) the "hockey stick" pattern of the Company's sales, making it extremely difficult to predict near-term demand and adjust production capacity accordingly; (v) competitive factors, including but not limited to pricing pressures, in the computer storage market; (vi) fluctuating currency exchange rates; (vii) the relative and varying rates of product price and component cost declines; (viii) deterioration or termination of the agreements with certain of the Company's OEMs or resellers; (ix) risks associated with acquisitions; (x) Year 2000 issues; (xi) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the U.S. Securities and Exchange Commission.

                                EMC CORPORATION

                                   PART II.
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint, TM alleged infringement only as to one of the two patents originally at issue. Fact discovery in this case has concluded. A trial is set for January 1999. The Company believes TM's claims are without merit.

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

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company is infringing one patent and seeking unspecified damages. The Company has answered and counterclaimed. Among other defenses, the Company has asserted that its activities are covered by a license agreement between the parties. A trial on the license issue was held from August 4 to August 6, 1998. A decision from the court is expected shortly. The Company believes STK's claims are without merit.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On April 23, 1998, the Company issued 602,702 shares of its common stock, $.01 par value per share, in connection with the acquisition of the outstanding common stock of Groupe MCI, a French information technology professional services firm.

  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided for in Section 4(2) thereunder.

  The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act, which became effective on August 5, 1998 and which permits the resale, on a registered basis, of these shares from time to time by the securityholders named therein. The Company also listed these shares of common stock on the New York Stock Exchange.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders was held on May 6, 1998. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement and all such nominees were elected as Class II directors for a three-year term. In addition, the stockholders approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares available for grant under the plan by 3,500,000, and an amendment to the Company's 1989 Employee Stock Purchase Plan to provide that employees whose customary employment is 20 hours or less per week are ineligible to participate in the plan. The results of the votes for each of these proposals were as follows:

1. Election of Class II Directors:

                                                              FOR      WITHHELD
                                                          ----------- ----------
John R. Egan............................................. 439,047,923 15,076,022
Joseph F. Oliveri........................................ 439,352,075 14,771,870
Michael C. Ruettgers..................................... 439,083,330 15,040,615

In addition to these directors, the Company's other incumbent directors (Richard J. Egan, Michael J. Cronin, John F. Cunningham, Maureen E. Egan, and
W. Paul Fitzgerald) had terms that continued after the 1998 Annual Meeting.

2. To amend the Company's 1993 Stock Option Plan:

        For:........................................................ 379,030,950
        Against:....................................................  72,874,548
        Abstain:....................................................   2,217,047
        Broker Non-Votes:...........................................       1,400

3. To amend the Company's 1989 Employee Stock Purchase Plan:

        For:........................................................ 442,646,692
        Against:....................................................   8,697,433
        Abstain:....................................................   2,778,420
        Broker Non-Votes:...........................................       1,400

ITEM 5. OTHER INFORMATION

  On July 22, 1998, the Company's Board of Directors amended its By-laws, including certain amendments to Sections 2.4 and 3.2 thereof relating to advance notice procedures, which are as follows.

  Section 2.4 now provides that no business may be brought before an annual meeting except as specified in the notice of the meeting or as otherwise brought before the meeting by or at the direction of the Board of Directors, the presiding officer or by a stockholder entitled to vote at such annual meeting who has delivered notice to the principal executive offices of the Company (containing certain information specified in the By-laws) (i) not less than 95 days nor more than 125 days prior to the first anniversary of the preceding year's annual meeting, or (ii) for a special meeting or an annual meeting called for a date which is not within 30 days before or after such anniversary date, not later than the close of business on the 10th day following the date notice of such meeting is mailed or made public, whichever is earlier.

  Section 3.2 now provides that nominations for a director may be made only by the Board of Directors, a nominating committee of the Board of Directors, a person appointed by the Board of Directors or by a stockholder entitled to vote who has delivered notice to the principal executive offices of the Company (containing certain information specified in the By-laws) (i) not less than 95 days nor more than 125 days prior to the first anniversary of the preceding year's annual meeting, or (ii) if the meeting is called for a date which is not within 30 days before or after such anniversary date, not later than the close of business on the 10th day following the date notice of such meeting is mailed or made public, whichever is earlier.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

  27 Financial Data Schedule (filed herewith).

 (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EMC CORPORATION

Date: August 13, 1998

                                          By: /s/ COLIN G. PATTESON
                                            ---------------------------------
                                             Colin G. Patteson
                                             Senior Vice President,
                                             Chief Administrative Officer and
                                             Treasurer
                                             (Principal Financial Officer)

                                          By: /s/ WILLIAM J. TEUBER, JR.
                                            ---------------------------------
                                             William J. Teuber, Jr.
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit 27 Financial Data Schedule (filed herewith)