Form 10-Q
period 1998-09-30
EMC CORP
filed 1998-11-12
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q



          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


            For The Quarter Ended: September 30, 1998

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

                    YES   X                  NO_____

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



 Common Stock, par value $.01 per share            501,847,214
                   Class                         Outstanding as
                                             of September 30, 1998

                         EMC CORPORATION

                                                            Page
                                                             No

Part I-Financial Information

 Consolidated Balance Sheets at September 30, 1998 and         3
December 31, 1997

 Consolidated Statements of Income for the Three and Nine      4
Months Ended September 30, 1998
    and 1997

 Consolidated Statements of Cash Flows for the Nine Months     5
Ended September 30, 1998 and 1997

 Notes to Interim Consolidated Financial Statements          6-9

 Management's Discussion and Analysis of Financial          10-17
 Condition and Results of Operations

Part II-Other Information                                     18

Signatures                                                    19

Exhibit Index                                                 20

                         EMC CORPORATION

                             PART I.
                      FINANCIAL INFORMATION

                   CONSOLIDATED BALANCE SHEETS
       (in thousands, except share and per share amounts)

                                     September      December
                                     30, 1998       31, 1997

               ASSETS
Current assets:
  Cash and cash equivalents           $  903,726    $  954,595
  Short-term investments                 446,954       419,262
 Trade and notes receivable less
allowance for doubtful accounts of
      $7,495 and $6,773 in 1998 and
1997, respectively                       837,647       788,869
  Inventories                            521,745       404,660
  Deferred income taxes                   46,184        37,095
  Other assets                            61,091        22,545
Total current assets                   2,817,347     2,627,026
Long-term investments                    575,982       276,776
Notes receivable, net                     32,927        20,013
Property, plant and equipment, net       584,575       396,511
Deferred income taxes                      8,841        14,174
Intangible and other assets, net         235,597       155,609
  Total assets                        $4,255,269    $3,490,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
obligations                           $   28,216   $     7,665
  Accounts payable                       219,249       187,117
  Accrued expenses                       202,309       151,216
  Income taxes payable                   147,247       151,088
  Deferred revenue                        33,673         8,784
Total current liabilities                630,694       505,870
Deferred income taxes                     49,414        45,353
Long-term obligations:
  3 1/4% convertible subordinated
notes due 2002                           517,500       517,500
  Notes payable                           20,657        40,954
Other liabilities                          2,687         4,131
  Total liabilities                   $1,220,952    $1,113,808
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value
$.01; authorized 25,000,000 shares,
none outstanding                           --            --
  Common Stock, par value $.01;
authorized 750,000,000 shares;
issued 501,847,214 and 496,792,608
in 1998 and 1997, respectively             5,018         4,968
  Additional paid-in capital             787,065       670,297
  Deferred compensation                  (16,231)      (12,738)
  Unrealized gain/(loss) on
investments                                7,996            (9)
  Retained earnings                    2,248,257     1,711,356
  Cumulative translation adjustment        2,212         2,427
     Total stockholders' equity        3,034,317     2,376,301
        Total liabilities and
stockholders' equity                  $4,255,269    $3,490,109

 The accompanying notes are an integral part of the consolidated financial statements.

                         EMC CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
            (in thousands, except per share amounts)
                           (unaudited)

                        For the Three Months Ended    For the Nine Months Ended

                         September    September      September     September
                         30, 1998     30, 1997       30, 1998       30, 1997


Revenues:
  Net sales             $  945,806   $  713,949    $ 2,670,561   $ 2,009,360
  Service and rental        56,735       18,621        112,333        55,108
                         1,002,541      732,570      2,782,894     2,064,468

Costs and expenses:
  Cost of sales and
service                    478,187      391,278      1,376,803     1,111,808
  Research and
development                 80,422       56,531        220,325       158,068
  Selling, general and
administrative             193,068      122,093        523,917       334,357
Operating income           250,864      162,668        661,849       460,235
Investment income           25,765       20,708         72,226        49,804
Interest expense            (4,862)      (4,706)       (14,591)      (10,748)
Other income/(expense),net  (3,380)        (294)        (3,616)        1,434
Income before taxes        268,387      178,376        715,868       500,725
Income tax provision        67,097       45,754        178,967       128,436

Net income               $ 201,290   $  132,622     $  536,901    $  372,289

Net income per weighted
average share, basic         $0.40        $0.27          $1.08         $0.76
Net income per weighted
 average share, diluted      $0.38        $0.25          $1.01         $0.72
Weighted average shares,
basic                      501,111      494,667        499,006       492,936
Weighted average shares,
diluted                    540,299      531,352        537,944       523,271


 The accompanying notes are an integral part of the consolidated financial statements.

                         EMC CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                 For  the
                                          Nine Months Ended
                                        September     September
                                         30, 1998      30, 1997

Cash flows from operating activities:
  Net income                             $536,901      $372,289

  Adjustments to reconcile net income
to net cash provided by
    operating activities:
    Depreciation and amortization         142,995        95,499
    Deferred income taxes                     305         6,579
    Net loss on disposal of property
and equipment                                 646           491
    Tax benefit from stock options
exercised                                  23,470        16,500
    Changes in assets and liabilities:
        Trade and notes receivable        (60,745)      (45,001)
        Inventories                      (117,088)     (112,448)
        Other assets                      (32,554)      (42,678)
        Accounts payable                   32,689       (52,731)
        Accrued expenses                   51,039        (6,250)
        Income taxes payable               (3,817)       26,020
        Other liabilities                  23,585        (3,984)
          Net cash provided by operating
activities                                597,426       254,286

Cash flows from investing activities:
  Additions to property, plant and
equipment                                (280,683)     (125,837)
  Proceeds from sales of property and
equipment                                       6           313
  Capitalized software development
costs                                     (27,294)      (19,385)
  Purchase of short-term and long-term
investments, net                         (318,893)     (157,193)
  Business acquisitions                   (53,903)      ---


         Net cash used by investing
activities                               (680,767)     (302,102)

Cash flows from financing activities:
  Issuance of common stock                 33,012        26,342
  Redemption of 4 1/4% convertible
subordinated notes due 2001                   ---           (65)
  Issuance of 3 1/4% convertible
subordinated notes due 2002,
    net of issuance costs                    ---        506,671
  Payment of long-term and short-term
obligations                               (11,304)       (9,763)
  Issuance of long-term and short-term
obligations                                11,558         1,713
         Net cash provided by financing
activities                                 33,266       524,898

Effect of exchange rate changes on cash      (794)       (2,218)
Net increase/(decrease) in cash and
cash equivalents                          (50,075)      477,082
Cash and cash equivalents at beginning
of period                                 954,595       496,377
Cash and cash equivalents at end of
period                                   $903,726      $971,241
Non-cash activity:
  Conversion of notes                        ---       $140,682
  Business acquisitions                  $ 51,755        ---


 The accompanying notes are an integral part of the consolidated financial statements.

                         EMC CORPORATION

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       (in thousands, except share and per share amounts)


1. Basis of Presentation

 Company

    EMC   Corporation  and  its  subsidiaries  ("EMC"  or   the
"Company") design, manufacture, market and support a wide range of enterprise systems and software products and related services for the worldwide enterprise storage market. EMC's products provide solutions for a wide range of customer information storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications. EMC's solutions integrate with major open systems operating systems such as UNIX, Microsoft Corporation's Windows NT and International Business Machines Corporation's ("IBM") OS400 as well as major mainframe operating systems such as IBM's MVS. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, IBM and IBM-compatible mainframe, Unisys Corporation, Compagnie des Machines Bull S.A., Hewlett-Packard Company ("HP"), NCR Corporation, Sequent Computer Systems, Inc., Siemens Nixdorf Informationssysteme AG, Silicon Graphics, Inc. ("SGI"), International Computers Limited ("ICL") and other open systems and mainframe platforms.


 Accounting

   The accompanying consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1998 and 1997.

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


2. Inventory

  Inventories consist of:

                      September 30, 1998    December 31, 1997

  Purchased parts         $ 35,047              $ 24,641
  Work-in-process          307,382               240,845
  Finished goods           179,316               139,174

                          $521,745              $404,660

                         EMC CORPORATION

       (in thousands, except share and per share amounts)


3. Net Income Per Share

  Calculation of earnings per share is as follows:

                                    For the Three Months Ended
                                    September        September
                                     30, 1998        30, 1997

  Basic:
  Net income                      $    201,290     $    132,622

  Weighted average shares, basic   501,110,827      494,666,658
  Net income per share, basic     $       0.40     $       0.27

  Diluted:
  Net income                      $    201,290     $    132,622
  Add back of interest expense           4,205            4,205
   on convertible notes
  Less tax effect of interest
   expense on convertible notes         (1,682)          (1,682)
  Net income for calculating
   diluted earnings per share     $    203,813     $    135,145
  Weighted average shares          501,110,827      494,666,658
  Weighted common stock
   equivalents                      39,188,009       36,684,946
  Total weighted average
   shares, diluted                 540,298,836      531,351,604
  Net income per share,
   diluted                        $       0.38     $       0.25


                                   For the Nine Months Ended
                                    September      September
                                    30, 1998        30, 1997

  Basic:
  Net income                     $    536,901     $    372,289

  Weighted average shares, basic  499,005,954      492,936,168
  Net income per share, basic    $       1.08     $       0.76

  Diluted:
  Net income                     $    536,901     $    372,289
  Add back of interest
   expense on convertible notes        12,614            9,297
  Less tax effect of interest
   expense on convertible notes        (5,046)          (3,719)
  Net income for calculating
   diluted earnings per share    $    544,469     $    377,867
  Weighted average shares         499,005,954      492,936,168
  Weighted common stock
   equivalents                     38,938,173       30,334,904
  Total weighted average
   shares, diluted                537,944,127      523,271,072
  Net income per share,
   diluted                       $       1.01     $       0.72

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

  The Company's total comprehensive income is as follows:

                                  For the Three           For the Nine
                                  Months Ended            Months Ended

                             September    September    September  September
                             30, 1998     30,1997      30, 1998   30, 1997


  Net income                  $201,290    $132,622     $536,901   $372,289

  Other comprehensive
  income/(expense), net
  of tax:
    Unrealized gain on
  investments                    5,888        ---         6,004       ---
    Cumulative translation
  adjustment                        47        (619)        (162)    (1,923)
  Total other comprehensive
  income/(expense)               5,935        (619)       5,842     (1,923)
  Total comprehensive income  $207,225    $132,003     $542,743   $370,366



5. Litigation

   In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint, TM alleged infringement only as to one of the two patents originally at issue. Discovery in this case has concluded. The Company's motions for summary judgment based on invalidity and noninfringement were heard on November 5, 1998. A trial is set for January 1999. The Company believes TM's claims are without merit.

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

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent purported to cover virtual tape and seeking unspecified damages. The Company's response to the complaint was to raise as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the "License Agreement"). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. As a result, the Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed a Notice of Appeal of the Court's ruling.

                         EMC CORPORATION

       (in thousands, except share and per share amounts)


   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.


6. Acquisitions

   In April, July and August of 1998, the Company acquired all of the outstanding common stock of Groupe MCI, Millennia III, Inc., and Conley Corporation, respectively, in exchange for cash and common stock. The acquisitions were accounted for using the purchase method. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their fair values. Pro forma presentations have not been included as the acquisitions were not material to the results of operations or financial condition of the Company.


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

                         EMC CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on page 17 and in EMC's other filings with the U.S. Securities and Exchange Commission.

All dollar amounts in this Management's Discussion and Analysis are in millions.

Results of Operations - Third Quarter of 1998 compared to Third
Quarter of 1997

 Revenues

   Total  revenues  for the third quarter of 1998  were  $1,002.5 compared to $732.6 for the third quarter of 1997, an increase of $269.9 or 37%.

   Enterprise systems revenues from products sold directly and through OEMs and resellers were $792.0 in the third quarter of 1998, compared to $621.0 in the third quarter of 1997, an increase of $171.0 or 28%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in mainframe, UNIX and Windows NT environments.

   Enterprise software revenues from products sold directly and through OEMs and resellers were $117.5 in the third quarter of 1998 compared to $49.8 in the third quarter of 1997, an increase of $67.7 or 136%. Enterprise software products provide primary and extended functionality for the Company's enterprise storage products.

   Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $36.2 in the third quarter of 1998, compared to $43.1 in the third quarter of 1997, a decrease of $6.9 or 16%, due primarily to the product transition from ESCON-based to fibre channel-based directors.

  Revenues from service and rental income were $56.7 in the third quarter of 1998, compared to $18.6 in the third quarter of 1997, an increase of $38.1 or 205%, primarily as a result of the acquisitions of the professional services businesses Groupe MCI and Millennia III, Inc. in the second and third quarters of 1998.

   In May 1998, the Company announced the expansion of the terms and scope of its original reseller agreement with HP. This enables HP to resell the Company's enterprise systems and software for connection to its Intel-based HP NetServer Systems, a leading Windows NT platform. Revenues for the third quarter of 1998 and 1997 under this agreement were $164.7 and $134.6, or 16% and 18% of total revenues, respectively.

   In July 1998, the Company announced a reseller agreement under which ICL will resell the Company's enterprise systems and software for connection to ICL's Trimetra range of servers running VME, Unix and Windows NT.

   Revenues on sales into the North American markets were $624.1 in the third quarter of 1998 compared to $426.7 in the third quarter of 1997, an increase of $197.4 or 46%. The revenue growth in North America reflects continued strong demand for the Company's products and services.

   Revenues on sales into the markets of Europe, Africa and the Middle East were $294.9 in the third quarter of 1998 compared to $221.6 in the third quarter of 1997, an increase of $73.3 or 33%.

   Revenues on sales into the markets of the Asia Pacific region were $67.9 in the third quarter of 1998 compared to $77.4 in the third quarter of 1997, a decrease of $9.5 or 12%. The decrease is principally attributable to the current economic trends affecting the Asia Pacific markets.

   Revenues on sales into the markets of South America were $15.6 in the third quarter of 1998 compared to $6.9 in the third quarter of 1997, an increase of $8.7 or 127%, as a result of the Company's efforts to expand its business in this region.


 Gross Margins

   Gross  margins  increased to 52.3% of revenues  in  the  third quarter  of  1998,  compared to 46.6% of revenues  in  the  third quarter of 1997. This increase is primarily attributable to increased licensing of the Company's enterprise software which has higher gross margins than sales of enterprise systems. Other factors affecting gross margins in the third quarter of 1998 include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.


 Research and Development

   Research and development ("R&D") expenses were $80.4 and $56.5 in the third quarters of 1998 and 1997, respectively, an increase of $23.9 or 42%. R&D expenses were 8.0% and 7.7% of revenues in the third quarters of 1998 and 1997, respectively. The dollar increase was primarily due to the cost of technical staff and equipment to support a variety of projects including both ongoing development of enterprise software products and fibre channel connectivity and also includes the integration of Conley Corporation in August 1998. The Company expects to continue to spend substantial amounts for R&D for the balance of 1998 and thereafter.


 Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses were $193.1 and $122.1 in the third quarters of 1998 and 1997, respectively, an increase of $71.0 or 58%. SG&A expenses were 19.3% and 16.7% of revenues in the third quarters of 1998 and 1997, respectively. The dollar and percentage increase is due primarily to costs associated with a continued investment in additional worldwide sales and support personnel and their related overhead costs, with the objective of building an infrastructure to achieve broader coverage and greater account depth around the world. SG&A expenses are expected to increase in dollar terms for the balance of 1998 and thereafter.


 Investment Income and Interest Expense

   Investment income was $25.8 in the third quarter of 1998 compared with $20.7 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the third quarter of 1998 primarily due to higher cash and investment balances which were derived from operations.

   Interest expense was $4.9 in the third quarter of 1998 as compared to $4.7 in the third quarter of 1997 and relates primarily to the $517.5 of 3 1/4% convertible subordinated notes due 2002 issued in March 1997.


 Other Income/(Expense), Net

   The net other expense was $3.4 in the third quarter of 1998 compared with the net expense of $0.3 in the same period a year ago. The increase is primarily attributable to costs associated with a bond offering which was cancelled during the third quarter, gains and losses on foreign exchange transactions, and losses on sales of fixed assets.

 Provision for Income Taxes

  The provision for income taxes was $67.1 and $45.8 in the third quarters of 1998 and 1997, respectively, which resulted in an effective tax rate of 25.0% in the third quarter of 1998 and
25.7% in the third quarter of 1997. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies.

Results  of  Operations - First Nine Months of 1998  compared  to
First Nine Months of 1997

 Revenues

   Total revenues for the first nine months ended September 30, 1998 were $2,782.9 compared to $2,064.5 for the first nine months of 1997, an increase of $718.4 or 35%.

   Enterprise systems revenues from products sold directly and through OEMs and resellers were $2,256.6 in the first nine months of 1998, compared to $1,756.0 in the first nine months of 1997, an increase of $500.6 or 29%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in mainframe, UNIX and Windows NT environments.

   Enterprise software revenues from products sold directly and through OEMs and resellers were $281.4 in the first nine months of 1998 compared to $117.2 in the first nine months of 1997, an increase of $164.2 or 140%. Enterprise software products provide primary and extended functionality for the Company's enterprise storage products.

   Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $132.5 in the first nine months of 1998, compared to $136.2 in the first nine months of 1997, a decrease of $3.7 or 3%, due primarily to the product transition from ESCON-based to fibre channel-based directors.

   Revenues from service and rental income were $112.3 in the first nine months of 1998, compared to $55.1 in the first nine months of 1997, an increase of $57.2 or 104%, primarily as a result of the acquisitions of the professional services businesses Groupe MCI and Millennia III, Inc. in the second and third quarters of 1998.

   In May 1998, the Company announced the expansion of the terms and scope of its original reseller agreement with HP. This enables HP to resell the Company's enterprise systems and software for connection to its Intel-based HP NetServer Systems, a leading Windows NT platform. Revenues for the first nine months of 1998 and 1997 under this agreement were $507.7 and $360.7, or 18% and 17% of total revenues, respectively.

  Revenues on sales into the North American markets were $1,683.0 in the first nine months of 1998 compared to $1,188.9 in the first nine months of 1997, an increase of $494.1 or 42%. The revenue growth in North America reflects continued strong demand for the Company's products and services.

   Revenues on sales into the markets of Europe, Africa and the Middle East were $852.3 in the first nine months of 1998 compared to $656.7 in the first nine months of 1997, an increase of $195.6 or 30%.

   Revenues on sales into the markets of the Asia Pacific region were $216.0 in the first nine months of 1998 compared to $204.5 in the first nine months of 1997, an increase of $11.5 or 6%. The reduced growth rate in 1998 is principally attributable to a downturn in economic trends in the Asia Pacific markets.

   Revenues on sales into the markets of South America were $31.6 in the first nine months of 1998 compared to $14.4 in the first nine months of 1997, an increase of $17.2 or 119%, as a result of the Company's efforts to expand its business in this region.

 Gross Margins

   Gross margins increased to 50.5% of revenues in the first nine months of 1998, compared to 46.1% of revenues in the first nine months of 1997. This increase is primarily attributable to increased licensing of the Company's enterprise software which has higher gross margins than sales of enterprise systems. Other factors affecting gross margins in the first nine months of 1998 include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.


 Research and Development

   Research and development ("R&D") expenses were $220.3 and $158.1 in the first nine months of 1998 and 1997, respectively, an increase of $62.2 or 39%. R&D expenses were 7.9% and 7.7% of revenues in the first nine months of 1998 and 1997, respectively. The dollar increase was primarily due to the cost of technical staff and equipment to support a variety of projects including both ongoing development of enterprise software products and fibre channel connectivity and also includes the integration of Conley Corporation in August 1998. The Company expects to continue to spend substantial amounts for R&D for the balance of 1998 and thereafter.


 Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses were $523.9 and $334.4 in the first nine months of 1998 and 1997, respectively, an increase of $189.5 or 57%. SG&A expenses were 18.8% and 16.2% of revenues in the first nine months of 1998 and 1997, respectively. The dollar and percentage increase is due primarily to costs associated with a continued investment in additional worldwide sales and support personnel and their related overhead costs, with the objective of building an infrastructure to achieve broader coverage and greater account depth around the world. SG&A expenses are expected to increase in dollar terms for the balance of 1998 and thereafter.


 Investment Income and Interest Expense

   Investment income was $72.2 in the first nine months of 1998 compared with $49.8 in the same period a year ago. Interest income was earned from investments in cash equivalents, and short and long-term investments. Investment income increased in the first nine months of 1998 primarily due to higher cash and investment balances which were derived from operations.

   Interest expense increased by $3.9 to $14.6 in the first nine months of 1998 from $10.7 in the first nine months of 1997. The increase was attributable to the $517.5 of 3 1/4% convertible subordinated notes due 2002 issued in March 1997.


 Other Income/(Expense), Net

  The net other expense was $3.6 in the first nine months of 1998 compared with the net other income of $1.4 in the same period a year ago. The increase in the net expense is primarily attributable to costs associated with a bond offering which was cancelled during the third quarter, gains and losses on foreign exchange transactions, and losses on sales of fixed assets.


 Provision for Income Taxes

   The provision for income taxes was $179.0 and $128.4 in the first nine months of 1998 and 1997, respectively, which resulted in an effective tax rate of 25.0% in the first nine months of 1998 and 25.7% in the first nine months of 1997. The decrease in the effective tax rate is mainly attributable to the realization of benefits associated with the continued progress on the Company's various tax strategies.

 Financial Condition

   Cash and cash equivalents and short and long-term investments were $1,926.7 and $1,650.6 at September 30, 1998 and December 31,
1997, respectively, an increase of $276.1.

  Cash provided by operating activities for the first nine months of 1998 was $597.4, generated primarily from net income. Cash used by investing activities was $680.8, principally for the purchase of short-term and long-term investments and additions to property, plant and equipment. The year-over-year increase in additions to property, plant and equipment is primarily attributable to the construction of the manufacturing facilities in Franklin, Massachusetts and Cork, Ireland. The increase includes approximately $10.1 accrued for construction of the manufacturing facility in Massachusetts. Cash provided by financing activities was $33.3, principally from the issuance of common stock from stock option exercises.

   At September 30, 1998, the Company had available for use its credit line of $50 and may elect to borrow at any time.

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


 Year 2000 Issues

    Certain   computer  hardware  and  software  is   unable   to
appropriately interpret the upcoming calendar year  2000.   These
systems and software refer to years in terms of their final two digits only and may interpret the year 2000 as the year 1900 in
error.   Therefore, they will need to be modified  prior  to  the
year  2000  in  order  to  remain functional.   The  Company  has
established  a  Year  2000 program that  involves  assessing  the
Company's   key  hardware  and  software,  assessing  Year   2000
compliance by third parties with which the Company has a material relationship, assessing Year 2000 compliance of the Company's products, and modifying and testing hardware and software in the Company's internal systems and products, where necessary.

   The Company has completed an assessment of the hardware and software in its core business information systems and has substantially completed the necessary modifications. The Company is now extending the assessment and remediation process to the hardware and software in other information systems used in its operations. The Company has contacted key vendors and suppliers and other third parties whose systems failures could potentially have a significant impact on the Company's operations and is currently assessing questionnaire responses and related information from such third parties.

  The Company has designed and tested the current versions of its Symmetrix series of products and the current versions of its other products to be Year 2000 compliant. Some of the Company's customers are running earlier versions of its Symmetrix series of products and other products that have not been tested for Year 2000 compliance. The Company has made upgrades available for the older versions of its Symmetrix series of products and for certain other of its older products so that such products will test as Year 2000 compliant.

   The Company anticipates that its Year 2000 conversion program will be completed in a timely manner. The Company does not anticipate that the total cost of such program will have a material effect on the Company's business, results of operations or financial condition.

   The most reasonably likely worst case scenario regarding the Year 2000 issue would include a hardware failure, the corruption or loss of data contained in the Company's internal information systems, a failure affecting the Company's key vendors, suppliers or customers, the failure of infrastructure services provided by government agencies or other third parties, and customer dissatisfaction related to the performance of the Company's products.

   The Company is currently assessing the need for a Year 2000 contingency plan. However, the Company anticipates that its Year 2000 conversion program will be completed far enough in advance of January 1, 2000 so as to formulate a contingency plan at such time, if necessary. The Company expects its contingency plan, if developed, would include, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required.

   There can be no assurance that conversion of the Company's hardware and software will be successful, that key third parties will have successful conversion programs, that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions, or that other factors relating to Year 2000 compliance, including litigation, will not have a material adverse effect on the Company's business, results of operations or financial condition.


 Euro Conversion

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

   Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999
and  January  1,  2002 (the "transition period").   During  the
transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis.
However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the third legacy currency.

   The Company has established plans and has begun developing the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate euro-denominated transactions. The Company is currently assessing the business implications of conversion to the euro, including the long term competitive implications of the conversions and the effect on market risk with respect to financial instruments. At this time, management is also in the process of evaluating other impacts of this conversion on the Company, including the potential actions which may or may not be taken by the Company's competitors and suppliers. The Company is currently unable to determine the ultimate financial impact, if any, of the conversion on its operations.

 Factors That May Affect Future Results

   This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) a failure by any supplier of high density DRAMs, disk drives or other components to meet EMC's requirements for an extended period of time; (ii) delays in the development of new technology and the transition to new products;
(iii) the historic and recurring "hockey stick" pattern of the Company's sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter; (iv) the "hockey stick" pattern of the Company's sales, making it extremely difficult to predict near-term demand and adjust production capacity accordingly; (v) competitive factors, including but not limited to pricing pressures, in the computer storage market; (vi) economic trends in various geographic markets and fluctuating currency exchange rates; (vii) the relative and varying rates of product price and component cost declines; (viii) deterioration or termination of the agreements with certain of the Company's OEMs or resellers;
(ix)  risks  associated with acquisitions; (x) Year 2000  issues;
(xi) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the U.S. Securities and Exchange Commission.

                         EMC CORPORATION

                            PART II.
                        OTHER INFORMATION

Item 1.   Legal Proceedings

   In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint, TM alleged infringement only as to one of the two patents originally at issue. Discovery in this case has concluded. The Company's motions for summary judgment based on invalidity and noninfringement were heard on November 5, 1998. A trial is set for January 1999. The Company believes TM's claims are without merit.

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

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent purported to cover virtual tape and seeking unspecified damages. The Company's response to the complaint was to raise as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the "License Agreement"). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. As a result, the Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed a Notice of Appeal of the Court's ruling.

   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.


Item 2.   Changes in Securities and Use of Proceeds

   On July 1, 1998, the Company issued 504,464 shares of its common stock, $.01 par value per share, in connection with the acquisition of Millennia III, Inc, a professional services firm.

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


Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

  27 Financial Data Schedule (filed herewith).

 (b) Reports on Form 8-K
     No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1998.

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EMC CORPORATION

Date: November 12, 1998

                                 By: /s/ COLIN G. PATTESON

                                   Colin G. Patteson
                                   Senior Vice President,
                                   Chief  Administrative  Officer
                                     and Treasurer
                                   (Principal Financial Officer)


                                 By: /s/ WILLIAM J. TEUBER, JR.

                                   William J. Teuber, Jr.
                                   Vice President and Chief
                                     Financial Officer
                                   (Principal Accounting Officer)

< Page>

                          EXHIBIT INDEX


Exhibit 27 Financial Data Schedule (filed herewith)