Form 10-K405
period 1998-12-31
EMC CORP
filed 1999-03-11
CIK 790070

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

For the Fiscal Year Ended: December 31, 1998      Commission File Number 1-9853

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

                                (508) 435-1000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class:                 Name of Each Exchange on Which Registered:
            --------------------                 ------------------------------------------
        Common Stock, $.01 par value                      New York Stock Exchange
  3 1/4% Convertible Subordinated Notes due
                     2002                                 New York Stock Exchange

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

                  Yes   X                                          No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by nonaffiliates of the registrant was $54,029,635,090 as of January 31, 1999.

  The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1999 was 504,154,616.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.


                                    PART I

ITEM 1. BUSINESS

General

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of hardware, software and service products for the enterprise storage market. EMC introduced its first Symmetrix system, which provided storage for mainframe computers, in 1991. Since then, EMC has become the leading supplier of enterprise storage systems and software. These products are sold as integrated storage solutions for customers utilizing a variety of the world's most popular computing platforms, including but not limited to those shown below. These platforms include those of the Company's resellers and a variety of other platforms, including UNIX, Windows NT and mainframe.




                             [GRAPH APPEARS HERE]

[THE GRAPH DEPICTS A PICTURE OF SYMMETRIX UNITS SURROUNDED BY THE FOLLOWING
PLATFORMS: HP, SILICON GRAPHICS, SIEMENS, BULL, NEC, ICL, UNISYS, SEQUENT, NCR, STRATUS, EMC CELERRA, IBM, DATA GENERAL, INTEL, COMPAQ, SUN, FUJITSU AND HITACHI.]


  Over the past decade, corporate computing environments have evolved from the use of a single proprietary system to numerous systems in a network running a variety of third party software applications. These disparate systems, including servers using UNIX and Windows NT operating systems and mainframes, continue to grow in number and scope, requiring corporations to simultaneously manage, share and protect ever increasing amounts of mission critical information from a wide range of computing platforms. Rather than placing the server at the center of their information systems environment, customers are now focusing on the information and the ability to access and use that information, regardless of platform or location. The consolidated information-centric computing model shown above defines the enterprise storage market, a market which EMC believes to have significant growth opportunities. An enterprise storage system stores and retrieves data from all major computing platforms and acts as a central information repository.

  To address the market opportunity defined above, in November 1998, the Company announced EMC's Enterprise Storage Network ("EMC ESN"). An EMC ESN is a dedicated network connecting enterprise storage systems to all major computing platforms. An EMC ESN extends the benefits and capabilities of the storage provided by a Symmetrix system beyond the data center, by consolidating a variety of different types of information technology ("IT") resources from remote locations within the enterprise and in the data center. It also provides customers flexibility by allowing them the option to keep servers and applications close to the user. The Company believes that its Connectrix systems (introduced in March 1999) combined with its Symmetrix systems with fibre channel connectivity facilitate the implementation of the EMC ESN. Through development of these storage networks, EMC is helping to build environments in which a single pool of storage will handle all information storage requirements of even the largest, most complex organizations.

  The Company's objective is to extend its position as the enterprise storage solutions leader in the IT industry and to establish the EMC ESN as the standard for networked storage. EMC develops its products by integrating technologically advanced, industry standard components with Company-designed hardware and software. The Company differentiates its products by incorporating hardware and software that the Company believes provide competitive advantage for its customers. These products feature high performance, high availability, heterogeneous connectivity and centralized management, sharing and protection of information.

  The customers for the Company's products are located worldwide and represent a cross section of industries and government agencies that range in size from FORTUNE 100 companies to small businesses, and national to local governments. EMC products continue to be accepted widely by both existing customers and new accounts in all major industries worldwide.

  EMC, a Massachusetts corporation, was incorporated in 1979 and has its corporate headquarters at 35 Parkwood Drive, Hopkinton, Massachusetts.

Company Strategies

  The Company's business is focused on four major strategies: 1) Products and Offerings; 2) Markets and Channels; 3) New Business Development; and 4) Operational Effectiveness and Efficiency.

Products and Offerings

  The objective of the Company's Products and Offerings Strategy is to identify and deliver superior enterprise storage solutions that the Company believes will widen its lead over its competitors. The Company believes that competitive advantages in its products directly result from a combination of its innovative hardware and software.

Enterprise Storage Hardware

  The Company's common hardware architecture on which its principal products are based, called MOSAIC:2000, is based upon a modular design and interfaces that allow new technologies to be incorporated more rapidly than with traditional architectures. This hardware architecture enables the Company to deliver advanced technologies to market quickly while maintaining a consistent platform upon which its customers can expand capacity, performance, connectivity and functionality. This architectural hardware design has enabled the Company to expand its products into existing markets and to enter new, strategic markets quickly with proven storage products and services.

  EMC delivered the first Symmetrix series for the IBM and IBM-compatible mainframe storage market in 1991. Symmetrix was the first commercially available intelligent disk storage system for this marketplace that integrated highly sophisticated controller software with large amounts of cache memory and arrays of industry standard disk drives. This combination continues to provide customers with unique advantages and capabilities, including high performance disk storage; operating system independence for easy integration into existing computer environments; built-in redundancy and availability features allowing for higher data availability and continuous operations; and small footprint and low environmental requirements for low cost of ownership.

  Since the introduction of the first Symmetrix model, EMC has continued to enhance and increase the capabilities of the Symmetrix family of enterprise storage systems, including increasing the host connectivity capabilities. The various models in this family of products share a common architecture and components, with the main differentiator being capacity. The Company believes that the Symmetrix enterprise storage systems offer storage with the highest performance and availability in the enterprise storage market. The Company intends to continue to introduce new versions of the Symmetrix system with increased performance and other capabilities. The Company furthermore continues to engage in research and development of new hardware technology for the enterprise storage market.

  McDATA Corporation, a subsidiary of the Company ("McDATA"), designs, manufactures, markets and supports high performance fibre channel information switching products, which are key components of the EMC ESN. McDATA also produces the ESCON Director series of products, high-speed fiber-optic-based network switches that connect computers and peripherals within the data center. The ESCON Director series is marketed by International Business Machines Corporation ("IBM") under an exclusive original equipment manufacturer ("OEM") agreement with McDATA.

  Revenues from enterprise storage hardware represented approximately 79.7%, 85.0% and 86.3% of EMC's revenues in 1998, 1997 and 1996, respectively.

Enterprise Storage Software

  A major strategic asset of the Company is its highly innovative software that provides customers with superior information management, sharing and protection through an information-centric model. Software-based capabilities include enhanced backup/restore, disaster recovery, business continuance, data migration and data movement. The Company's enterprise storage software is intended to be used with all Symmetrix models.

  EMC's information management software includes: EMC PowerPath, EMC Volume Logix and Symmetrix Manager. Examples of information sharing software are Symmetrix Enterprise Storage Platform (ESP), EMC InfoMover and DataReach. The Company's information protection software includes: Symmetrix Remote Data Facility (SRDF), EMC TimeFinder and EMC Data Manager (EDM).

  In August 1998, the Company acquired Conley Corporation of Cambridge, Massachusetts ("Conley"), a leader in high-availability, high-performance storage management software for UNIX, Windows NT and other platforms. The Company expects that these acquired technologies will contribute to the further development and deployment of the EMC ESN. Conley's operations have become the EMC Cambridge Software Development Center.

  EMC continues to engage in research and development of software for the enterprise storage market in the areas of information management, sharing and protection. During 1998, the Company introduced several new software products and enhancements to existing products. The Company believes that its investment in software development will accelerate adoption of EMC's enterprise storage and Enterprise Storage Network models and facilitate consolidation and sharing of information.

  Revenues from enterprise storage software represented approximately 11.2%, 6.0% and 3.4% of EMC's revenues in 1998, 1997 and 1996, respectively.

Network Attached Storage

  Network attached storage systems connect directly to local and wide area networks without the use of a host computer. These systems combine EMC-developed proprietary software and network director hardware components with Symmetrix. This enables users on disparate systems to access and use central files of information, including video and audio. EMC has introduced several network attached storage products and is currently engaging in research and development of additional features for the network attached storage market.

Manufacturing and Quality

  EMC's products are assembled and tested primarily at the Company's facilities in Massachusetts and Cork, Ireland. Product components manufactured by subcontractors in the United States and Europe are assembled in accordance with production standards and quality controls established by EMC. During 1998, the Company consolidated its North American manufacturing operations into a new, state-of-the-art, 715,000 square foot manufacturing facility in Franklin, Massachusetts and more than doubled the size of its manufacturing facility in Cork, Ireland, to a total of 470,000 square feet. See "Properties."

  The Company employs a corporate-wide Total Quality Management philosophy to ensure the quality of its designs, manufacturing processes and suppliers. The Company's manufacturing operations in Massachusetts currently hold an ISO 9001 Certificate of Registration. This internationally recognized endorsement of ongoing quality management represents the highest level of certification available. The Company's manufacturing operations in Ireland currently hold an ISO 9002 Certificate of Registration and ISO 14001 Environmental Management Standard Certification. In addition, EMC sites in the United Kingdom, Italy, France, Australia, New Zealand and South Africa hold ISO certifications.

Markets and Channels

  The Company's Markets and Channels strategy is focused on developing and implementing a highly differentiated corporate identity and enhancing marketing and sales channels to grow the Company's worldwide enterprise storage market leadership. Specific targeted storage markets include the UNIX and Windows NT market segments, the IBM and IBM-compatible mainframe storage market and the network attached storage market. In addition, the Company has adopted a multi-channel distribution approach to sell its products in those large geographic markets of the world which the Company believes have a demand for its products.

Enterprise Storage Market

  During 1998, the Company focused on the three major sectors of the enterprise storage market described below: UNIX, Windows NT and mainframe.

 UNIX Market

  The UNIX market continues to demonstrate rapid growth in storage requirements primarily driven by continued deployment of new client/server applications. This market is characterized by a broad mix of computing platforms that offer customers the ability to quickly develop new applications required for today's highly competitive business environment.

 Windows NT Market

  The Company believes that the storage requirements are growing rapidly for systems running the Windows NT operating system in enterprise computing environments. This market is characterized by a wide-range of servers, typically with their own storage devices, that enable users to perform numerous large and small computing tasks. As the information generated by these servers continues to grow, the Company believes that customers will centralize the information from different systems to simplify its management, sharing and protection.

 Mainframe Market

  The Company's enterprise storage products have achieved a significant presence in the mainframe storage market. The Company believes that mainframes will continue to play an important role as enterprise information servers and are a key element of enterprise computing due to the recent emergence of information-centric computing models; the need for customers to leverage investments in legacy applications, processes and personnel; and new developments in lower-cost hardware technology. The Company believes this will increase the need for enterprise storage products in this market.

Enterprise Storage Services

 Professional Services

  EMC's Enterprise Storage Professional Services business, formed in 1997, designs and delivers world-class professional services to its global customer base. Such professional services assist customers in assessing, designing and implementing enterprise storage solutions customized to maximize their return on information assets.

 Internet Services

  EMC's Internet Services Group, formed in 1997, provides a comprehensive Web site management service, leveraging the Company's resources, including its Symmetrix systems and its suite of enterprise storage software. Through this service, the Company develops, implements, maintains and monitors all the technical aspects of a customer's internet presence, including management of internet-based electronic commerce and database applications as well as Web and online advertising.

Marketing and Customers

  EMC markets its products through multiple distribution channels, including its direct sales force and selected distributors, resellers and OEMs. The Company has a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region and uses distributors as its primary distribution channel in other areas of the world. Over the past three years, the Company has expanded its sales and marketing organizations significantly in all major geographies of the world. During 1998, the Company established a direct sales presence in Eastern Europe, strengthened its direct sales in Latin America and continued broadening its direct sales presence worldwide. The Company increased its sales channel capabilities by signing agreements with a number of resellers, value added resellers and distributors during 1998.

  During 1998, the Company derived 60.5% of its revenue from North America; 1.3% from Latin America; 31.0% from Europe, the Middle East and Africa; and 7.2% from the Asia Pacific region.

  In 1998, the Company initiated a new marketing campaign, focusing on "The EMC Effect," to communicate the strategic impact of EMC's information management solutions to senior business and technology executives around the world. This program includes a series of new sponsorships, advertising campaigns and marketing programs designed to increase the Company's worldwide visibility.

 Reseller and OEM Channels

  The Company believes its products are well suited for sale by resellers and OEMs and that its revenues from resellers and OEMs will continue to represent a significant portion of its total revenues.

  The Company has reseller or OEM agreements with nine systems vendors. These agreements enable the reseller or OEM to market and resell certain of the Company's Symmetrix systems worldwide, subject to certain terms and conditions, for connection to certain of the reseller or OEM's respective computing platforms. The Company's principal reseller and OEM agreements are with Hewlett-Packard Company ("HP"), NEC Corporation ("NEC"), Siemens Nixdorf Informationssysteme AG, Unisys Corporation, Sequent Computer Systems, Inc. and Compagnie des Machines Bull S.A.

  In May 1998, EMC and HP expanded their reseller relationship, enabling HP to resell Symmetrix enterprise storage systems with its Windows NT systems, in addition to its UNIX-based platforms. In January 1999, EMC and HP extended their reseller agreement for another three years. In November 1998, the Company entered into a reseller agreement with NEC, under which NEC markets and resells Symmetrix enterprise storage systems for connection to its UNIX and Windows NT systems.

  Revenues from reseller and OEM channels represented approximately 28%, 27% and 19% of EMC's product revenues in 1998, 1997 and 1996, respectively.

 Alliances

  The Company has alliances with leading software, relational database and enterprise application companies, including BMC Software, Inc., Microsoft Corporation, SAP AG, Oracle Corporation and other major independent software applications vendors. EMC intends to continue to form additional strategic alliances. EMC's strategy is to work closely with leading software companies to provide added value to its customers by integrating enterprise storage with software applications that customers rely on to manage their day-to-day business operations.

 Customer Service

  EMC's Customer Service organization, which includes over 1,500 technical, field and support personnel, monitors 24 hours a day, seven days a week, 365 days a year, the Company's Symmetrix products and enterprise storage software sold to its customers. Such EMC products contain remote support capabilities, thereby enabling EMC customer service personnel to continuously monitor, diagnose and resolve issues, wherever the product is located, often without the need for on-site service.

New Business Development

  The Company's New Business Development Strategy's focus is to develop new business aligned to the enterprise storage market. This will be accomplished by maintaining a long-term view on the storage industry's potential and continually assessing the market. Key objectives are to identify and close significant business development opportunities (mergers, acquisitions and investments) that are aligned with the Company's strategic direction, including businesses with technologies that complement and augment the Company's hardware and software, and to manage and integrate such new businesses into EMC.

Operational Effectiveness and Efficiency

  The Company's Operational Effectiveness and Efficiency Strategy provides EMC's business with focused attention on service-related functions within the Company, including Finance, Legal, Human Resources, Information Systems and Facilities. Collectively, these functions provide a flexible infrastructure that supports EMC's highly evolutionary business model that the Company believes has enabled its continued financial and operational excellence.

                               ----------------

Raw Materials

  EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. Among the most important components that EMC uses are disk drives, high density memory components and power supplies. See "Factors that May Affect Future Results-Dependence on Suppliers."

Patents

  EMC has been granted or owns by assignment over 200 patents. The Company also has approximately 400 patent applications pending relating to its hardware and software products for the enterprise storage market.

Backlog

  The Company manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. Products are configured to customer specifications and are generally shipped by the Company shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, the Company's backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

Competition

  In the UNIX market, EMC competes primarily with Sun Microsystems, Inc. ("Sun"), IBM and Compaq Computer Corporation ("Compaq"). In the Windows NT market, the Company competes primarily with Compaq. In the mainframe market, EMC competes primarily with IBM and Hitachi, Limited ("Hitachi"). In the Company's opinion, these companies compete based on their overall market presence and their ability to sell both computer systems and storage systems. The Company believes that its major independent storage competitor in the UNIX and Windows NT markets is Data General Corporation ("DG").

  The Company believes that it has a number of competitive advantages over these companies, encompassing product, distribution and customer service. The Company believes the advantages in its products include performance, capacity, availability, connectivity, value-added software, time to market enhancements and total cost of ownership. The Company believes its advantages in distribution include its direct sales force, its reseller or OEM agreements with most of the major server vendors and its broad network of distributors. The Company believes its advantages in customer service include its ability to effectively monitor and provide service (which is often remote and without interruption to a company's business) for its Symmetrix products and enterprise storage software 24 hours a day, seven days a week, 365 days a year.

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

Employees

  As of January 31, 1999, EMC had approximately 9,700 employees worldwide. None of the Company's domestic employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

  The Company is active in primarily one business segment: designing, manufacturing and marketing high performance enterprise storage products. Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe and the Asia Pacific region. The Company has two manufacturing facilities, one in Massachusetts which provides product to the North American markets and one in Ireland which provides product to markets in the rest of the world. Total exports, in millions, from both of these facilities amounted to approximately $1,634, $1,306 and $985 in 1998, 1997 and 1996, respectively. (See Note O to the Company's Consolidated Financial Statements.)

ITEM 2. PROPERTIES

  The Company's operations are conducted at several locations in the United States and abroad. The following table provides certain information on the Company's principal offices and manufacturing facilities:

      Location                        Use                 Approx. Sq. Ft. Property Interest
---------------------  ---------------------------------  --------------- -----------------
50 Constitution Blvd.  Manufacturing                          715,000           Owned
Franklin, MA
35 Parkwood Dr.        Corporate, Administration, Sales       160,000          Leased
Hopkinton, MA          and Marketing
42 South St.           Customer Briefing Center,              125,000           Owned
Hopkinton, MA          Administration, Marketing
80 South St.           Research and Development,              155,000           Owned
Hopkinton, MA          Manufacturing
171 South St.          Research and Development,              285,000           Owned
Hopkinton, MA          Manufacturing
5-9 Technology Dr.     Customer Service, Research and         265,000          Leased
Milford, MA            Development, Administration,
                       Manufacturing
Cork, Ireland          Manufacturing                          470,000           Owned
McDATA Corporation     Research and Development,               90,000          Leased
                       Manufacturing

  The Company is currently constructing a 165,000 square foot building in Hopkinton, MA for research and development use. The Company also leases space for its sales and services offices and certain research and development facilities worldwide, and owns land in the Hopkinton, Massachusetts area for possible expansion purposes. The Company believes its present level of manufacturing and other capacity, along with its plans for expansion, will be sufficient to accommodate its requirements.

ITEM 3. LEGAL PROCEEDINGS

  In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint filed by TM and TM Creditors, L.L.C., the plaintiffs alleged infringement as to only one of the two patents originally at issue. Trial of this matter began in February 1999. The parties reached a negotiated resolution of this matter in February 1999, during the second week of trial. As part of the resolution, EMC will obtain a license under the one patent at issue and a covenant from the plaintiffs not to sue under any and all patents owned or controlled by either of the plaintiffs. All claims in the lawsuit will be dismissed with prejudice as a result of this agreement.

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

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent covering virtual tape and seeking preliminary and permanent injunctions and unspecified damages. The Company's response raised as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the "License Agreement"). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. The Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed an appeal of the Court's ruling.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

                Name                Age                   Position
                ----                ---                   --------
 Richard J. Egan..................   63 Chairman of the Board of Directors
 Michael C. Ruettgers.............   56 President, Chief Executive Officer and
                                        Director
 Robert M. Dutkowsky..............   44 Executive Vice President, Markets and
                                        Channels
 Paul E. Noble, Jr................   43 Executive Vice President, Products and
                                        Offerings
 Colin G. Patteson................   50 Senior Vice President, Chief Administrative
                                        Officer and Treasurer
 Paul T. Dacier...................   41 Vice President and General Counsel
 William J. Teuber, Jr............   47 Vice President and Chief Financial Officer

  Richard J. Egan is a founder of the Company and has served as a Director of the Company since its inception in 1979. He was elected Chairman of the Board of the Company in January 1988. Prior to January 1988, he was also President of EMC. From 1979 to January 1992, he was Chief Executive Officer of the Company. He is also a Director of BEC Energy Company, a public utility.

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

  Paul E. Noble, Jr. served as Vice President of Customer Service of EMC from March 1987 through May 1989, Vice President of Sales Operations from June 1989 through May 1992, Vice President and General Manager of OEM Operations from June 1992 to January 1998 and Senior Vice President, New Business Development of EMC from January 1998 to September 1998. In September 1998, Mr. Noble became Executive Vice President, Products and Offerings of the Company.

  Colin G. Patteson served as European Controller of EMC from January 1989 to March 1991, Corporate Controller from March 1991 to February 1993, Vice President and Corporate Controller from February 1993 to April 1995, and Vice President, Chief Financial Officer and Treasurer from April 1995 to February 1997. In February 1997, Mr. Patteson became Senior Vice President, Chief Administrative Officer and Treasurer of the Company.

  Paul T. Dacier joined EMC in March 1990 as General Counsel and became Vice President and General Counsel in February 1993. Prior to joining EMC, he was Senior Counsel, Corporate Operations at Apollo Computer Inc., a computer manufacturer, from January 1987 to January 1990.

  William J. Teuber, Jr. joined EMC in August 1995 as Vice President and Controller and became Vice President and Chief Financial Officer in February 1997. From 1988 to August 1995, Mr. Teuber was a partner at Coopers & Lybrand L.L.P., an accounting firm.

                               ----------------

  Richard J. Egan, Chairman of the Board of Directors, is the husband of Maureen E. Egan, a Director of the Company. He is also the brother-in-law of
W. Paul Fitzgerald, a Director of the Company. W. Paul Fitzgerald is the brother of Maureen E. Egan. John R. Egan, a Director of the Company, is the son of Richard J. and Maureen E. Egan. Paul E. Noble, Jr., Executive Vice President, Products and Offerings of the Company, is the nephew of Richard J. and Maureen E. Egan and of W. Paul Fitzgerald.

                               ----------------

  The President and Treasurer are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified. The other executive officers are appointed to serve in such positions and serve at the pleasure of the Board of Directors.

                               ----------------

  EMC/2/, EMC, Celerra, Connectrix, DataReach, EDM, The EMC Effect, InfoMover, MOSAIC:2000, PowerPath, Symmetrix, SRDF, TimeFinder and Volume Logix are either registered trademarks or trademarks of the Company. Other trademarks and logos are either registered trademarks or trademarks of their respective owners.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  EMC's common stock, $0.01 par value (the "Common Stock"), began trading on the over-the-counter market on April 4, 1986 under the NASDAQ symbol EMCS. On March 22, 1988, the Company's stock began trading on the New York Stock Exchange (the "NYSE") under the symbol EMC.

  During the last five fiscal years, the following stock split was effected in the form of a stock dividend: a two-for-one stock split effective November 17, 1997, for stockholders of record on October 31, 1997.

  On February 24, 1999, the Company's Board of Directors approved a two-for-one stock split, subject to stockholder approval of an increase in the number of shares of authorized common stock at the Company's Annual Meeting of Stockholders to be held on May 5, 1999. If stockholder approval is received, the stock split will be payable on or about May 28, 1999 to stockholders of record as of the close of business on May 14, 1999. Because stockholder approval is pending, financial information contained in this Annual Report on Form 10-K has not been adjusted to reflect the impact of the proposed stock split.

  The following table sets forth the range of high and low prices on the NYSE for the past two years during the fiscal periods shown, adjusted to reflect the effect of the November 17, 1997 stock split.

         Fiscal 1998                               High   Low
         -----------                              ------ ------
         First Quarter........................... $38.69 $25.19
         Second Quarter..........................  46.94  36.00
         Third Quarter...........................  61.88  44.50
         Fourth Quarter..........................  85.00  45.19
         Fiscal 1997                               High   Low
         -----------                              ------ ------
         First Quarter........................... $19.81 $16.06
         Second Quarter..........................  20.31  16.25
         Third Quarter...........................  30.88  19.59
         Fourth Quarter..........................  32.50  23.63

  As of January 31, 1999, there were approximately 5,400 holders of record of Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                EMC Corporation

                   (in thousands, except per share amounts)

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 31, December 31, December 31, December 30, December 31,
                              1998         1997         1996         1995         1994
                          ------------ ------------ ------------ ------------ ------------
Summary of Operations:
Revenues................   $3,973,735   $2,937,860   $2,273,652   $1,921,275   $1,377,492
Operating income........      981,804      661,912      496,541      435,779      350,532
Net income..............      793,363      538,528      386,229      326,845      250,668
Net income per weighted
 average share, basic...   $     1.59   $     1.09   $     0.83   $     0.73   $     0.65
Net income per weighted
 average share,
 diluted(1) ............   $     1.49   $     1.04   $     0.79   $     0.67   $     0.55
Weighted average shares,
 basic..................      499,978      493,698      463,548      450,629      387,939
Weighted average shares,
 diluted(1).............      539,176      525,500      498,590      496,537      467,177
Balance Sheet Data:
Working capital.........   $2,451,620   $2,121,156   $1,336,634   $  959,595   $  600,341
Total assets............    4,568,571    3,490,109    2,293,546    1,745,729    1,317,500
Long-term
 obligations(2).........      538,896      558,454      191,234      245,845      286,106
Stockholders' equity....   $3,324,136   $2,376,301   $1,636,789   $1,140,301   $  727,641

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with "Factors that May Affect Future Results" beginning on page 18. All dollar amounts in this MD&A and in Item 7A are in millions.

  The following table presents certain consolidated statement of operations information stated as a percentage of total revenues.

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 31, December 31, December 31,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Revenues
Enterprise storage hardware............      79.7%        85.0%        86.3%
Enterprise storage software............      11.2          6.0          3.4
Enterprise switching products
 (McDATA)..............................       4.5          6.4          7.9
Service and rental.....................       4.6          2.6          2.4
                                            -----        -----        -----
Total revenue..........................     100.0%       100.0%       100.0%
Cost and expenses
Cost of sales and service..............      48.6         53.5         54.9
Research and development...............       7.9          7.5          7.1
Selling, general and administrative....      18.8         16.5         16.2
                                            -----        -----        -----
Operating income.......................      24.7         22.5         21.8
Investment income and interest expense,
 net...................................       2.0          1.9          1.0
                                            -----        -----        -----
Income before income taxes.............      26.7         24.4         22.8
Provision for income taxes.............       6.7          6.1          5.8
                                            -----        -----        -----
Net income.............................      20.0%        18.3%        17.0%
                                            =====        =====        =====

Revenues

  Total revenues were $3,973.7, $2,937.9 and $2,273.7 in 1998, 1997 and 1996, respectively; an increase of $1,035.8 or 35% from 1997 to 1998, and $664.2 or 29% from 1996 to 1997.

  Enterprise systems revenues from products sold directly and through OEMs and resellers were $3,167.1, $2,496.7 and $1,961.3 in 1998, 1997 and 1996, respectively; an increase of $670.4 or 27% from 1997 to 1998, and $535.4 or 27% from 1996 to 1997. The increase in enterprise systems revenues was primarily due to the continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

  Enterprise software revenues from products sold directly and through OEMs and resellers were $445.4, $176.9 and $76.4 in 1998, 1997 and 1996, respectively; an increase of $268.5 or 152% from 1997 to 1998, and an increase of $100.5 or 131% from 1996 to 1997. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems, both newly shipped and already installed, and the successful introduction of new software products.

  Revenues from products sold by McDATA, primarily the ESCON Director series of products, were $178.8, $189.1 and $180.5 in 1998, 1997 and 1996, respectively; a decrease of $10.3 or 5% from 1997 to 1998, and an increase of $8.6 or 5% from 1996 to 1997. The decrease from 1997 to 1998 was primarily due to the product transition from ESCON-based to fibre-channel-based directors.

  Service and rental revenues were $182.4, $75.2 and $55.4 in 1998, 1997 and 1996, respectively; an increase of $107.2 or 143% from 1997 to 1998, and an increase of $19.8 or 36% from 1996 to 1997. The increase from 1997 to 1998 was primarily a result of the growth in EMC professional services and the acquisitions of the professional services businesses Groupe MCI and Millennia III, Inc. in the second and third quarters of 1998, respectively.

  In May 1998, EMC and HP expanded their reseller relationship, enabling HP to resell Symmetrix enterprise storage systems with its Windows NT systems, in addition to its UNIX-based platforms. In January 1999, EMC and HP extended their worldwide reseller agreement for another three years. Revenues for 1998, 1997 and 1996 under the Company's reseller agreement with HP were $718.0, $504.1 and $287.4, respectively, representing 18%, 17% and 13% of total revenues, respectively.

  In November 1998, the Company entered into a reseller agreement with NEC, under which NEC markets and resells Symmetrix enterprise storage systems worldwide for connection to its UNIX and Windows NT computers.

  Revenues on sales into the North American markets were $2,403.9, $1,682.1 and $1,330.9 in 1998, 1997 and 1996, respectively; an increase of $721.8 or 43% from 1997 to 1998, and $351.2 or 26% from 1996 to 1997. The revenue growth reflects continued strong demand for the Company's products and services.

  Revenues on sales into the markets of Europe, the Middle East and Africa were $1,231.7, $951.8 and $720.8 in 1998, 1997 and 1996, respectively; an increase of $279.9 or 29% from 1997 to 1998, and $231.0 or 32% from 1996 to
1997. The Company incorporated direct sales subsidiaries in Spain and Poland during 1998, in Austria during 1997, and in Israel during 1996.

  Revenues on sales into the markets in the Asia Pacific region were $284.8, $279.5 and $206.6 in 1998, 1997 and 1996, respectively; an increase of $5.3 or 2% from 1997 to 1998, and $72.9 or 35% from 1996 to 1997. The reduced growth rate in 1998 was principally attributable to a downturn in economic trends in the Asia Pacific market.

  Revenues on sales into the markets of Latin America were $53.3, $24.4 and $15.4 in 1998, 1997 and 1996, respectively; an increase of $28.9 or 118% from 1997 to 1998, and $9.0 or 59% from 1996 to 1997. The increase in both periods was primarily due to the Company's efforts to expand its business in this region. The Company incorporated a direct sales subsidiary in Brazil during 1996.

Gross Margins

  Gross margins increased to 51.5% in 1998, compared to 46.5% in 1997 and 45.1% in 1996. The increase in both periods is primarily attributable to increased licensing of the Company's enterprise software, which has higher gross margins than sales of enterprise systems. Software revenue as a percentage of total revenues increased to 11.2% in 1998 from 6.0% in 1997 and 3.4% in 1996. Other factors affecting gross margins in 1998 include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

Research and Development

  Research and development ("R&D") expenses were $315.2, $220.9 and $161.1 in 1998, 1997 and 1996, respectively. As a percentage of revenues, R&D expenses were 7.9%, 7.5% and 7.1% in 1998, 1997 and 1996, respectively. The increase in R&D spending levels from 1997 to 1998 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC ESN technologies, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity. R&D for 1998 also includes costs associated with the integration of Conley, acquired in August 1998, which became the EMC Cambridge Software Development Center. The increase in R&D spending levels from 1996 to 1997 reflects the cost of technical staff and equipment to support a variety of projects, including both fibre channel connectivity and enterprise storage software.

Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $747.5, $484.1 and $367.1 in 1998, 1997 and 1996, respectively. As a percentage of revenues, SG&A expenses were 18.8%, 16.5% and 16.2% in 1998, 1997 and 1996, respectively. The increase in spending levels in both periods is primarily due to continued investment in additional sales and support personnel and their related overhead costs, both domestically and internationally, in connection with the Company's increased revenue levels. The increase from 1997 to 1998 primarily reflects the Company's objective of building an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software sales. The increase from 1996 to 1997 primarily reflects the Company's expansion of its international direct sales force, particularly in the Asia Pacific region, as well as OEM, reseller, alliance and partnership programs.

Investment Income and Interest Expense

  Investment income increased to $101.4 in 1998, from $70.5 in 1997 and $34.5 in 1996. Investment income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in 1998 and 1997 primarily due to higher average cash and investment balances which were derived from operations and proceeds from the Company's 3 1/4% Convertible Subordinated Notes due 2002 issued in March of 1997 (the "3 1/4% Notes").

  Interest expense increased to $20.2 in 1998, from $15.5 in 1997 and $12.0 in 1996. The increase in 1998 from 1997 and in 1997 from 1996 is primarily due to the 3 1/4% Notes. Interest expense in 1996 was primarily due to the Company's 4 1/4% Convertible Subordinated Notes due 2001 (the "4 1/4% Notes"), all of which were redeemed or converted into Common Stock by January 1997.

Other Income/(Expense), Net

  The net other expense was $5.2 in 1998 compared with the net other income of $1.1 in 1997 and $0.4 in 1996. The increase in the net expense from 1997 to 1998 is primarily attributable to costs associated with a bond offering which was cancelled during the third quarter, gains and losses on foreign exchange transactions and losses on sales of fixed assets.

Provision for Income Taxes

  The provision for income taxes was $264.5 in 1998, $179.5 in 1997 and $133.2 in 1996, which resulted in effective tax rates of 25.0%, 25.0% and 25.7% in 1998, 1997 and 1996, respectively. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing.

Financial Condition

  Cash and cash equivalents and short and long-term investments were $2,092.8 and $1,650.6 at December 31, 1998 and 1997, respectively, an increase of $442.2. In 1998, cash and cash equivalents decreased by $249.4 and short and long-term investments increased by $691.6. This reflects the Company's continued efforts to invest excess cash in short and long-term investments, which generate a higher yield than cash and cash equivalents.

  Cash provided by operating activities was $855.2. This was primarily generated from net income, offset by an increase in working capital, primarily attributed to an increase in accounts receivable and an increase in inventory, consistent with the growth of the business. Cash used by investing activities was $1,156.0, principally for additions to property, plant and equipment and the purchase of short and long-term investments. The year-over-year increase in additions to property, plant and equipment is primarily attributable to the construction of manufacturing facilities in Franklin, Massachusetts and Cork, Ireland.

  Cash provided by financing activities was $54.9, principally from the issuance of Common Stock from stock option exercises.

  The Company has available for use a credit line of $50.0 and may elect to borrow at any time. In March 1997, the Company sold $517.5 of the 3 1/4% Notes. The 3 1/4% Notes are generally convertible into shares of Common Stock at any time prior to the redemption date at a conversion price of $22.655 per share. As of December 31, 1998, none of the 3 1/4% Notes have been converted into Common Stock. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

  To date, inflation has not had a material impact on the Company's financial results.

New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

  The Company adopted SFAS 133 as of January 1, 1999. The Company believes that the adoption of this Statement will not have a material effect on its financial statements. In connection with the adoption of SFAS 133, the Company intends to reclassify its held-to-maturity securities to available for sale securities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the Securities and Exchange Commission.

Dependence on Suppliers

  The Company purchases certain components and products from one or a limited number of qualified suppliers that meet its requirements. In addition, certain of the Company's suppliers are competitors of the Company. Among the most important components that EMC uses are disk drives, high density memory components and power supplies. A failure by any supplier of components to meet EMC's delivery or quality requirements for an extended period of time could have a material adverse effect on the Company's business, results of operations or financial condition. The Company periodically transitions its product line to new disk drive technologies. These transitions may intensify the above risks. From time to time, because of high industry demand or the inability of certain vendors to consistently meet on a timely basis the Company's component quality standards, the Company has experienced delays in deliveries of components needed to satisfy orders for its products. The Company is currently working with such vendors to proactively maintain or improve component quality standards and also continues to seek alternative sources of supply. If such shortages or performance problems were to intensify, the Company could lose some time-sensitive customer orders which could adversely affect quarterly revenues or earnings. The adverse effect of a supplier's failure to meet EMC's requirements may be intensified by the uneven pattern of the Company's sales and the necessity of meeting critical manufacturing schedules.

New Products

  Technology and user needs change rapidly in the computer storage industry, which requires ongoing market research, development of highly complex hardware and software and introduction of new products. Sales of the Symmetrix series of products constitute the principal source of revenues for EMC and such sales are expected to continue to be the principal source of its revenues in the near future. There is strong competition in the computer storage market and there can be no assurance that the Symmetrix series of products will continue to be properly positioned in the market or receive customer acceptance. Furthermore, there can be no assurance that EMC will be able to continue to develop new hardware or software on a timely basis even with significant additional investments.

  Risks inherent in the transition to new products include the difficulty in forecasting customer demand accurately, the Company's inability to expand production capacity fast enough to meet customer demand, the impact of customer demand for new products on the products being replaced and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. There can be no assurance that the Company will be able to effectively manage the transitions to new products or new technologies.

Competition

  There is strong competition in the computer storage industry. EMC competes with many companies, certain of which have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and a greater overall market presence than EMC. In the UNIX market, EMC competes primarily with Sun, IBM and Compaq. In the Windows NT market, the Company competes primarily with Compaq. In the mainframe market, EMC competes primarily with IBM and Hitachi. In the Company's opinion, these companies compete based on their overall market presence and their ability to sell both computer systems and storage systems. The Company believes that its major independent storage competitor in the UNIX and Windows NT markets is DG. EMC's business may be adversely affected by the announcement or introduction of new products by its competitors, price reductions of its competitors' equipment or services and the implementation of certain marketing strategies by its competitors. As a significant number of EMC's products are designed to be fully compatible with IBM computers and IBM operating systems, EMC's business could also be adversely affected by modifications in the design or configuration of IBM computer systems.

Pricing

  Competitive pricing pressures exist in the computer storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which cannot be foreseen by the Company. The Company currently believes that pricing pressures are likely to continue.

  To date, the Company has been able to manage its component and product design costs. However, there can be no assurance that the Company will be able to continue to achieve reductions in component and product design costs. The relative and varying rates of product price and component cost declines could have a material adverse effect on the Company's earnings.

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

Indirect Channels of Distribution

  The Company derives a significant percentage of its product revenues from reseller and OEM channels. A substantial portion of these reseller and OEM revenues stems from the Company's reseller agreement with HP. The Company's financial results could be adversely affected if its contracts with HP or other resellers or OEMs were terminated, if the Company's relationship with such resellers or OEMs were to deteriorate or if the financial condition of its resellers or OEMs were to weaken. In addition, as the Company's business grows, the Company may have an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. If the Company is not successful, the Company may lose certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential orders, thereby making it more difficult to accurately forecast such orders.

Uneven Pattern of Quarterly Sales

  There has been a historic and recurring uneven pattern of the Company's quarterly sales, by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter, making prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increasing the risk of unanticipated variations in quarterly results and financial condition.

  This pattern of sales is itself believed to be the result of many factors. These include the significant size of EMC's average product price in relation to its customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter; the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business; and, at times, seasonal influences; as well as the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year.

  The uneven pattern of the Company's sales also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity accordingly. Substantial variance of orders from the predicted demand may limit the Company's ability to assemble, test and ship orders received in the last weeks and days of each quarter, which could adversely affect quarterly revenues and earnings.

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

Management of Growth

  The Company's continued growth and future operating results will depend on management's ability to manage such growth, including but not limited to hiring and retaining significant numbers of qualified employees, forecasting revenues, controlling expenses, managing its manufacturing capacity and other assets and executing on its plans. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could have a material adverse effect on the Company's business, results of operations or financial condition.

Dependence Upon Key Personnel

  The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly-skilled personnel is intense in the high technology industry. There can be no assurance that the Company will be successful in recruiting new personnel or in retaining existing personnel. The loss of one or more key employees or other employees or the Company's inability to attract additional qualified employees could have a material adverse effect on the Company's business, results of operations or financial condition.

Manufacturing

  EMC's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by EMC or its suppliers, EMC could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to EMC's reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in the future growth of EMC. EMC frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that the Company's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products, especially the Symmetrix series of products, will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to EMC's reputation, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

Acquisitions

  As part of its business strategy, the Company makes acquisitions of, and investments in, businesses that offer complementary products, services or technologies. Any such acquisitions or investments are accompanied by the risks commonly encountered in an acquisition of a business. Such risks include, among other things, the failure of such acquired business to further the Company's strategies, the difficulty of integrating the acquired business with EMC, the effect of such acquisition on the financial and strategic position of the Company, the maintenance of uniform company-wide standards, procedures and policies and the impairment of relationships with employees and customers of the acquired business. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

Alliances

  The Company has alliances with leading software, relational database and enterprise application companies, and the Company plans to continue its strategy of developing key alliances. The Company works with these companies to integrate its enterprise storage systems with their software applications. There can be no assurance that the Company will be successful in its ongoing strategic alliances or that the Company will be able to find further suitable business relationships as it develops new products. Any failure to continue or expand such relationships could have a material adverse effect on the Company's business, results of operations or financial condition.

  There can be no assurance that the Company's distributors and companies with which it has strategic alliances, certain of which have substantially greater financial, marketing and technological resources than the Company, will not develop or market products in competition with the Company in the future, discontinue their alliances with the Company or form competing alliances with the Company's competitors.

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

  From time to time, the Company receives notices from third parties claiming infringement by the Company's products of third party patent or other intellectual property rights. Responding to any such claim, regardless of its merit, could be time-consuming, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring the Company to pay royalties to a third party, and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

Year 2000 Issues

  The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

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

  The Company has completed an assessment of the hardware and software in its core business information systems and has substantially completed the necessary modifications. The Company has extended the assessment and remediation process to the hardware and software in other information systems used in its operations. The Company has also extended its assessment and remediation to other areas of its business to include hardware and software not supported by the Company's information systems department. The Company has designated certain individuals within key business organizations to ensure that the assessment of such hardware and software is complete within their respective organizations.

  The Company has contacted key vendors and suppliers and other third parties whose systems failures could potentially have a significant impact on the Company's operations. The Company has received certifications of Year 2000 compliance from certain key vendors and suppliers. The Company continues to make progress in receiving certifications of Year 2000 compliance from other key vendors and suppliers and in assessing questionnaire responses and related information from such third parties.

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

  The Company currently anticipates that the assessment and remediation phases of its Year 2000 conversion program will be substantially complete by the middle of 1999, although the testing phase and the contingency planning phase, if any, will continue extensively throughout 1999. The Company does not anticipate that the total cost of such program will have a material effect on its business, results of operations or financial condition.

  The most reasonably likely worst case scenarios regarding the Year 2000 issue would include a hardware failure, the corruption or loss of data contained in the Company's internal information systems, a failure affecting the Company's key vendors, suppliers or customers, the failure of infrastructure services provided by government agencies or other third parties, and customer dissatisfaction related to the performance of the Company's products.

  The Company continues to assess the need for a Year 2000 contingency plan. However, the Company anticipates that its Year 2000 conversion program will be completed far enough in advance of January 1, 2000 so as to formulate a contingency plan at such time, if necessary. The Company expects its contingency plan, if developed, would include, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required.

  Further information about the Company's Year 2000 readiness is available at the Company's website at http://www.emc.com/challenges/supplmts/complnc/y2k_comp.htm.

  There can be no assurance that conversion of the Company's hardware and software will be successful, that key third parties will have successful conversion programs, that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions, or that other factors relating to Year 2000 compliance, including but not limited to litigation, will not have a material adverse effect on the Company's business, results of operations or financial condition.

Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro is currently the common legal currency in such countries. The Euro trades on currency exchanges and is available for non-cash transactions. The participating countries are issuing sovereign debt exclusively in Euros, and have redenominated outstanding sovereign debt. The participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is exercised by the European Central Bank.

  The legacy currencies will remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 ( the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates are no longer computed directly from one legacy currency to another. Instead, a triangular process is applied whereby an amount denominated in one legacy currency is first converted into the Euro. The resultant Euro-denominated amount is then converted into the third legacy currency.

  The Company has developed and implemented the necessary modifications for the technical adaptation of its internal IT and other systems to accommodate Euro-denominated transactions. The Company is currently assessing certain business implications of conversion to the Euro, including the long term competitive implications of the conversion and the impact on market risk with respect to financial instruments. At this time, management is also in the process of evaluating other impacts of this conversion on the Company, including the potential actions which may or may not be taken by the Company's competitors and suppliers.

Litigation

  In the ordinary course of its business, the Company may become involved in certain litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management's attention and resources and cause the Company to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on the Company's business, results of operations or financial condition.

Change in Regulations

  The Company's business, results of operations or financial condition could be adversely affected if laws, regulations or standards relating to the Company or its products were newly implemented or changed.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

  The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies to hedge against known or forecasted market exposures.

Foreign Exchange Risk Management

  As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company's international sales grow, exposure to volatility in exchange rates could have a material adverse impact on the Company's financial results. The Company's risk from exchange rate changes is primarily related to non-dollar denominated sales in Europe and Japan.

  The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes.

  The Company uses forward exchange contracts to hedge its net asset (balance sheet) position and uses a combination of option and forward contracts to hedge a portion of anticipated but not committed cash flows and firm commitments. The Company employs a variance/covariance model to calculate value-at-risk for its combined foreign exchange position. The model measures the potential loss in fair value or earnings that could arise from changes in market conditions, using a 95% confidence level and assuming a one day holding period. The value-at-risk on the combined foreign exchange position as of December 31, 1998 was $4.7.

  The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

Interest Rate Risk

  The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. A portion of the securities are classified as held-to-maturity, and consequently are recorded on the balance sheet at amortized cost. The remainder of the investments are classified as available for sale. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income. These instruments are not leveraged, and are not held for trading purposes. The Company employs a variance/covariance model to calculate value-at-risk for its combined investment portfolios (held-to-maturity and available for sale). The model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one day holding period. The value at risk on the investment portfolios as of December 31, 1998 was $2.2.

                        EMC CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                                      Form 10-K
                                                                      ---------
Report of Independent Accountants....................................   p. 26
Consolidated Balance Sheets at December 31, 1998 and 1997............   p. 27
Consolidated Statements of Income for the years ended December 31,
 1998, 1997 and 1996.................................................   p. 28
Consolidated Statements of Cash Flows for the years ended December
 31, 1998, 1997 and 1996.............................................   p. 29
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998, 1997 and 1996....................................   p. 30
Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1998, 1997 and 1996....................................   p. 31
Notes to Consolidated Financial Statements........................... pp. 32-50
Schedule:
  Schedule II--Valuation and Qualifying Accounts.....................   p. S-1

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the
Board of Directors of EMC Corporation:

  In our opinion, the consolidated financial statements listed in the accompanying index on page 25 present fairly in all material respects, the financial position of EMC Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 22, 1999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMC CORPORATION
                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $  705,177   $  954,595
  Short-term investments.............................     825,298      419,262
  Trade and notes receivable less allowance for
   doubtful accounts of $6,562 and $6,773, in 1998
   and 1997, respectively............................     984,412      788,869
  Inventories........................................     485,844      404,660
  Deferred income taxes..............................      49,682       37,095
  Other assets.......................................      54,400       22,545
                                                       ----------   ----------
Total current assets.................................   3,104,813    2,627,026
Long-term investments................................     562,360      276,776
Notes receivable, net................................      34,870       20,013
Property, plant and equipment, net...................     637,534      396,511
Deferred income taxes................................       7,974       14,174
Intangible and other assets, net.....................     221,020      155,609
                                                       ----------   ----------
    Total assets.....................................  $4,568,571   $3,490,109
                                                       ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations...........  $   29,361   $    7,665
  Accounts payable...................................     173,285      187,117
  Accrued expenses...................................     246,894      151,216
  Income taxes payable...............................     167,580      151,088
  Deferred revenue...................................      36,073        8,784
                                                       ----------   ----------
Total current liabilities............................     653,193      505,870
Deferred income taxes................................      50,591       45,353
Long-term obligations:
  3 1/4% convertible subordinated notes due 2002.....     517,500      517,500
  Notes payable......................................      21,396       40,954
Other liabilities....................................       1,755        4,131
                                                       ----------   ----------
    Total liabilities................................   1,244,435    1,113,808
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized
   25,000,000 shares, none outstanding...............         --           --
  Common Stock, par value $.01; authorized
   750,000,000 shares; issued 503,633,490 and
   496,792,608, in 1998 and 1997, respectively.......       5,036        4,968
  Additional paid-in capital.........................     830,238      670,297
  Deferred compensation..............................     (17,022)     (12,738)
  Retained earnings..................................   2,504,719    1,711,356
   Unrealized gain/(loss) on investments.............         979           (9)
   Cumulative translation adjustment.................         186        2,427
                                                       ----------   ----------
  Accumulated other comprehensive income.............       1,165        2,418
                                                       ----------   ----------
    Total stockholders' equity.......................   3,324,136    2,376,301
                                                       ----------   ----------
      Total liabilities and stockholders' equity.....  $4,568,571   $3,490,109
                                                       ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                      Year Ended
                                        --------------------------------------
                                        December 31, December 31, December 31,
                                            1998         1997         1996
                                        ------------ ------------ ------------
Revenues:
  Net sales............................  $3,791,291   $2,862,646   $2,218,292
  Service and rental...................     182,444       75,214       55,360
                                         ----------   ----------   ----------
                                          3,973,735    2,937,860    2,273,652
Costs and expenses:
  Cost of sales and service............   1,929,208    1,571,012    1,248,950
  Research and development.............     315,188      220,884      161,088
  Selling, general and administrative..     747,535      484,052      367,073
                                         ----------   ----------   ----------
Operating income.......................     981,804      661,912      496,541
Investment income......................     101,420       70,506       34,476
Interest expense.......................     (20,191)     (15,463)     (11,967)
Other income/(expense), net............      (5,215)       1,082          424
                                         ----------   ----------   ----------
Income before taxes....................   1,057,818      718,037      519,474
Income tax provision...................     264,455      179,509      133,245
                                         ----------   ----------   ----------
Net income.............................  $  793,363   $  538,528   $  386,229
                                         ==========   ==========   ==========
Net income per weighted average share,
 basic.................................  $     1.59   $     1.09   $      .83
                                         ==========   ==========   ==========
Net income per weighted average share,
 diluted...............................  $     1.49   $     1.04   $      .79
                                         ==========   ==========   ==========
Weighted average shares, basic.........     499,978      493,698      463,548
Weighted average shares, diluted.......     539,176      525,500      498,590


   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                    For the Year Ended
                                          --------------------------------------
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Cash flows from operating activities:
 Net income.............................   $  793,363    $538,528     $386,229
 Adjustments to reconcile net income to
  net cash provided/(used) by operating
  activities:
 Depreciation and amortization..........      203,289     136,257       86,949
 Deferred income taxes..................       (1,149)      8,167       39,178
 Net loss on disposal of property and
  equipment.............................          868         728        1,125
 Tax benefit from stock options
  exercised.............................       43,670      18,540       17,746
 Minority interest......................         (499)       (337)         --
 Changes in assets and liabilities:
  Trade and notes receivable............     (208,516)   (161,066)     (69,103)
  Inventories...........................      (81,210)    (68,239)      (6,480)
  Other assets..........................      (19,089)    (52,997)     (24,433)
  Accounts payable......................      (13,289)     14,382       61,458
  Accrued expenses......................       95,722      28,757       (9,955)
  Income taxes payable..................       16,512      46,434       (2,836)
  Deferred revenue......................       25,499      (2,132)       3,497
                                           ----------    --------     --------
   Net cash provided by operating
    activities..........................      855,171     507,022      483,375
                                           ----------    --------     --------
Cash flows from investing activities:
 Additions to property, plant and
  equipment.............................     (372,657)   (210,797)    (125,973)
 Proceeds from sales of property and
  equipment.............................            6         313        1,441
 Capitalized software development
  costs.................................      (38,794)    (27,185)     (24,693)
 Purchase of patents....................          --          --        (6,333)
 Purchase of short and long-term held-
  to-maturity securities................     (782,969)   (696,049)    (425,266)
 Maturity of short and long-term held-
  to-maturity securities................      686,213     534,711      206,061
 Purchase of short and long-term
  available for sale securities.........   (1,758,564)   (192,818)         --
 Sales of short and long-term available
  for sale securities...................    1,164,688       2,590          --
 Business acquisitions..................      (53,903)        --           --
                                           ----------    --------     --------
   Net cash used by investing
    activities..........................   (1,155,980)   (589,235)    (374,763)
                                           ----------    --------     --------
Cash flows from financing activities:
 Issuance of common stock...............       52,789      34,049       33,181
 Purchase of treasury stock.............          --          --       (27,457)
 Redemption of 4 1/4% convertible
  subordinated notes due 2001...........          --          (65)         --
 Proceeds from investment in new
  McDATA................................          --       10,000          --
 Issuance of 3 1/4% convertible
  subordinated notes due 2002, net of
  issuance costs                                  --      506,671          --
 Payment of long-term and short-term
  obligations...........................      (12,413)    (11,683)      (1,295)
 Issuance of long-term and short-term
  obligations...........................       14,551       4,730        4,289
                                           ----------    --------     --------
   Net cash provided by financing
    activities..........................       54,927     543,702        8,718
                                           ----------    --------     --------
Effect of exchange rate changes on
 cash...................................       (3,536)     (3,271)        (581)
Net (decrease)/increase in cash and cash
 equivalents............................     (245,882)    461,489      117,330
Cash and cash equivalents at beginning
 of period..............................      954,595     496,377      379,628
                                           ----------    --------     --------
Cash and cash equivalents at end of
 period.................................   $  705,177    $954,595     $496,377
                                           ==========    ========     ========
Non-cash activity-conversions of
 debentures and notes...................          --     $140,682     $ 85,636
      -patents acquired by notes and
       other payables...................          --          --      $ 37,416
      -business acquisitions............   $   51,755         --           --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (in thousands, except share amounts)

                                                   For the three years ended December 31, 1998
                   --------------------------------------------------------------------------------------------------------------
                      Common Stock                          Unrealized                           Treasury Stock
                   ------------------ Additional Deferred  Gain/(Loss)             Cumulative  -------------------      Total
                                Par    Paid-in   Compen-        on       Retained  Translation                      Stockholders'
                     Shares     Value  Capital    sation    Investments  Earnings  Adjustment    Shares     Cost       Equity
                   ----------- ------ ---------- --------  ------------ ---------- ----------- ----------  -------  -------------
Balance, December
 30, 1995........  465,035,690 $4,650  $348,664  $ (2,140)      --      $  786,599   $3,766     5,292,906  $(1,238)  $1,140,301
 Exercise of
  stock options..    2,685,792     27     2,408       --        --             --       --     (7,892,906)  28,695       31,130
 Tax benefit from
  stock options
  exercised......          --     --     17,746       --        --             --       --            --       --        17,746
 Grant of stock
  options........          --     --      6,938    (6,938)      --             --       --            --       --           --
 Issuance of
  common stock
  pursuant to
  bond
  conversions....    8,757,862     88    85,548       --        --             --       --            --       --        85,636
 Amortization of
  deferred
  compensation...          --     --        --      2,051       --             --       --            --       --         2,051
 Purchase of
  treasury
  stock..........          --     --        --        --        --             --       --      2,600,000  (27,457)     (27,457)
 Cumulative
  translation
  adjustment.....          --     --        --        --        --             --     1,153           --       --         1,153
 Net income......          --     --        --        --        --         386,229      --            --       --       386,229
                   ----------- ------  --------  --------      ----     ----------   ------    ----------  -------   ----------
Balance, December
 31, 1996........  476,479,344  4,765   461,304    (7,027)      --       1,172,828    4,919           --       --     1,636,789
                   ----------- ------  --------  --------      ----     ----------   ------    ----------  -------   ----------
 Exercise of
  stock options..    5,932,618     59    33,990       --        --             --       --            --       --        34,049
 Tax benefit from
  stock options
  exercised......          --     --     18,540       --        --             --       --            --       --        18,540
 Grant of stock
  options........          --     --      9,300    (9,300)      --             --       --            --       --           --
 Issuance of
  common stock
  pursuant to
  bond
  conversions....   14,380,646    144   140,538       --        --             --       --            --       --       140,682
 Amortization of
  deferred
  compensation...          --     --        --      3,589       --             --       --            --       --         3,589
 Proceeds in
  excess of
  minority
  interest in new
  McDATA.........          --     --      6,625       --        --             --       --            --       --         6,625
 Unrealized
  gain/(loss) on
  investments....          --     --        --        --         (9)           --       --            --       --            (9)
 Cumulative
  translation
  adjustment.....          --     --        --        --        --             --    (2,492)          --       --        (2,492)
 Net income......          --     --        --        --        --         538,528      --            --       --       538,528
                   ----------- ------  --------  --------      ----     ----------   ------    ----------  -------   ----------
Balance, December
 31, 1997........  496,792,608  4,968   670,297   (12,738)       (9)     1,711,356    2,427           --       --     2,376,301
                   ----------- ------  --------  --------      ----     ----------   ------    ----------  -------   ----------
 Exercise of
  stock options..    5,733,716     57    52,732       --        --             --       --            --       --        52,789
 Tax benefit from
  stock options
  exercised......          --     --     43,670       --        --             --       --            --       --        43,670
 Grant of stock
  options........          --     --     12,353   (12,353)      --             --       --            --       --           --
 Amortization of
  deferred
  compensation...                                   8,069                                                                 8,069
 Business
  acquisitions...    1,107,166     11    51,186       --        --             --       --            --       --        51,197
 Unrealized
  gain/(loss) on
  investments....          --     --        --        --        988            --       --            --       --           988
 Cumulative
  translation
  adjustment.....          --     --        --        --        --             --    (2,241)          --       --        (2,241)
 Net income......          --     --        --        --        --         793,363      --            --       --       793,363
                   ----------- ------  --------  --------      ----     ----------   ------    ----------  -------   ----------
Balance, December
 31, 1998........  503,633,490 $5,036  $830,238  $(17,022)     $979     $2,504,719   $  186           --       --    $3,324,136
                   =========== ======  ========  ========      ====     ==========   ======    ==========  =======   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                    For the Year Ended
                                          --------------------------------------
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Net income...............................   $793,363     $538,528     $386,229
Other comprehensive income net of tax:
  Foreign currency translation
   adjustments, net of tax of ($560),
   ($623), and $296......................     (1,681)      (1,869)         857
Unrealized gains/losses on securities:
  Unrealized holding gain/(loss) arising
   during the period, net of tax of $247,
   ($2), and $0..........................        741           (7)           0
                                            --------     --------     --------
Other comprehensive income...............       (940)      (1,876)         857
                                            --------     --------     --------
Comprehensive income.....................   $792,423     $536,652     $387,086
                                            ========     ========     ========

                                EMC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)

A. Company

  EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of enterprise systems and software products and related services for the worldwide enterprise storage market. EMC's products provide solutions for a wide range of customer information storage requirements, from the highest performance mission critical applications to extremely high capacity business support applications. EMC's solutions integrate with major open systems operating systems as well as major mainframe operating systems. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, IBM and IBM-compatible mainframe, Hewlett-Packard Company ("HP"), NEC Corporation, Siemens Nixdorf Informationssysteme AG, Unisys Corporation, Sequent Computer Systems, Inc., Compagnie des Machines Bull S.A., and other open systems and mainframe platforms.

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

  Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

 Acquisitions

  The Company has acquired several companies, which have been accounted for using the purchase method, and are not significant to its financial position or results of operations. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of acquisition.

  At December 31, 1998 and 1997, the net book value of goodwill associated with all acquisitions was $102,610 and $7,830, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years and is included in intangible and other assets, net. Accumulated amortization was $18,925 and $8,234 on December 31, 1998 and 1997, respectively.

 Revenue Recognition

  The Company generally recognizes revenue from product sales at the time the products are shipped provided no significant vendor obligations remain and the resulting receivable is deemed collectible by management. Upon

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

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

 Foreign Currency Translation

  The local currency is the functional currency of the majority of the Company's operations. Their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period, except for property, plant and equipment which is translated at historical exchange rates. The Company's operations in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar and therefore, their functional currency is the U.S. dollar. Consolidated foreign currency transaction results included in other income/(expense), net were gains of $5,746 in 1998, $2,959 in 1997, and $1,044 in 1996.

 Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. These investments are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $484,090 and $749,693 at December 31, 1998 and 1997, respectively. Cash equivalents consist primarily of commercial paper and money market securities.

 Investments

  The Company's investments are comprised primarily of debt securities which are classified as either held-to-maturity or available for sale at purchase. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

 Derivatives

  The Company enters into foreign currency forward and option contracts to hedge foreign currency cash flows on a continuing basis for periods consistent with its committed and anticipated exposures. Hedging contracts generally mature within six months. The Company uses forward exchange contracts to hedge its net asset (balance sheet) position, and a portion of its firm commitments. The Company uses option contracts to hedge a portion of anticipated but not committed cash flows. The gains or losses arising from forward contracts hedging the Company's net asset position are recorded in other income or expense as offsets to the gains or losses resulting from the revaluation of the underlying hedged transactions. The gains or losses from forward contracts hedging a portion of firm commitments are deferred until the underlying hedged transaction is realized. Gains or losses from option contracts hedging a portion of anticipated but not committed cash flows are also deferred until the underlying hedged transaction is realized. Gains and losses from contracts hedging a portion of firm commitments or anticipated cash flows are recognized in net sales in the same periods in which the related revenues are recognized. The Company may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

 Statement of Cash Flows Supplemental Information

                                                         1998     1997    1996
                                                       -------- -------- -------
      Cash paid for:
        Income taxes.................................  $211,091 $106,677 $78,651
        Interest.....................................    20,007   15,401  11,428

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

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

      Furniture and fixtures.................................. 7 years
      Equipment............................................... 3-10 years
      Improvements............................................ 5-10 years
      Buildings............................................... 25-31 1/2 years

  When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in the statement of income.

 Capitalized Software Development Costs

  Research and development costs are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a product design and a working model. Capitalized costs are amortized on a straight-line basis over two years. Unamortized software development costs were $41,036 and $30,099 at December 31, 1998 and 1997, respectively, and are included in intangible and other assets. Amortization expense was $27,857, $19,594 and $7,185 in 1998, 1997 and 1996, respectively.

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

 Earnings Per Share

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") beginning with the fiscal year ended December 31, 1997. This Statement requires the presentation of basic and diluted net income per share. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible debt. The Company has restated all prior period per-share data presented as required by SFAS 128.

 Accounting for Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are included in Note K.

 New Accounting Pronouncements

  The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 for the fiscal year ended December 31, 1998, and has provided the required disclosures in Note O.

  The Company adopted Statement of Position 97-2 "Software Revenue Recognition" in 1998. This Statement supersedes Statement of Position 91-1 on software revenue recognition. This Statement establishes revenue recognition criteria for arrangements to deliver software that do not require significant production, modification or customization of the software. This Statement also establishes guidelines for recognizing revenue when multiple elements exist in a software arrangement. The Company believes that the adoption of this Statement did not have a material effect on its financial statements for 1998.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

  The Company has adopted SFAS 133 as of January 1, 1999. The Company believes that the adoption of this Statement will not have a material effect on its financial statements. However, in connection with this change, the Company intends to reclassify its held-to-maturity securities to available for sale securities.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

C. Investments

  The Company's investment portfolio includes held-to-maturity and available for sale securities. The following tables summarize the composition of the Company's held-to-maturity short and long-term investments at December 31, 1998 and 1997, respectively.

                                                             December 31, 1998
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
U.S. corporate debt securities............................  $493,003   $492,448
U.S. government and agencies..............................    88,184     88,035
Foreign debt securities...................................    21,388     21,221
                                                            --------   --------
    Total.................................................  $602,575   $601,704
                                                            ========   ========

                                                             December 31, 1997
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
U.S. corporate debt securities............................  $320,264   $320,186
U.S. government and agencies..............................   124,415    125,040
Foreign debt securities...................................    61,140     61,201
                                                            --------   --------
    Total.................................................  $505,819   $506,427
                                                            ========   ========

  The contractual maturities of held-to-maturity investments at December 31, 1998 and 1997 are as follows:

                                                             December 31, 1998
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
Due within one year.......................................  $602,575   $601,704
                                                            ========   ========

                                                             December 31, 1997
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
Due within one year.......................................  $413,278   $413,231
Due after one year through five years.....................    92,541     93,196
                                                            --------   --------
    Total.................................................  $505,819   $506,427
                                                            ========   ========

  The net unrealized loss for held-to-maturity securities of $871 at December 31, 1998 consisted of gross unrealized gains of $160 and gross unrealized losses of $1,031. The net unrealized gain of $608 at December 31, 1997 consisted of gross unrealized gains of $928 and gross unrealized losses of $320.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


  The following tables summarize the composition of the Company's available for sale short and long-term investments at December 31, 1998 and 1997, respectively.

                                                             December 31, 1998
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
Asset and mortgage-backed securities......................  $411,098   $411,251
U.S. government and agencies..............................   218,855    218,996
U.S. corporate debt securities............................   153,140    153,823
Foreign debt securities...................................     1,011      1,013
                                                            --------   --------
    Total.................................................  $784,104   $785,083
                                                            ========   ========
                                                             December 31, 1997
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
U.S. government and agencies..............................  $140,218   $140,209
U.S. corporate debt securities............................    30,772     30,772
Asset and mortgage-backed securities......................    19,238     19,238
                                                            --------   --------
    Total.................................................  $190,228   $190,219
                                                            ========   ========

  The contractual maturities of available-for-sale investments held at
December 31, 1998 and 1997 are as follows:
                                                             December 31, 1998
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
Due within one year.......................................  $222,998   $222,723
Due after one year through five years.....................   561,106    562,360
                                                            --------   --------
    Total.................................................  $784,104   $785,083
                                                            ========   ========
                                                             December 31, 1997
                                                           ---------------------
                                                           Amortized  Aggregate
                                                           Cost Basis Fair Value
                                                           ---------- ----------
Due within one year.......................................  $  6,036   $  6,036
Due after one year through five years.....................   184,192    184,183
                                                            --------   --------
    Total.................................................  $190,228   $190,219
                                                            ========   ========

  The net unrealized gain on available for sale securities at December 31, 1998 was $979, which consisted of gross unrealized gains of $2,888 and gross unrealized losses of $1,909. The gross unrealized loss at December 31, 1997 was nine thousand dollars.

  Investment income consists principally of interest income, including interest on notes receivable from sales-type leases.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


D. Inventory

  Inventories consist of:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
      Purchased parts.................................   $ 29,562     $ 24,641
      Work-in-process.................................    283,815      240,845
      Finished goods..................................    172,467      139,174
                                                         --------     --------
                                                         $485,844     $404,660
                                                         ========     ========

E. Notes Receivable

  Notes receivable are primarily from installment sales and sales type leases of the Company's products. The payment schedule for such notes at December 31, 1998 is as follows:

      1999............................................................. $35,505
      2000.............................................................  18,154
      2001.............................................................  13,303
      2002.............................................................   3,736
      2003.............................................................   2,093
                                                                        -------
      Face value.......................................................  72,791
      Less amounts representing interest...............................   5,843
                                                                        -------
      Present value....................................................  66,948
      Current portion..................................................  32,078
                                                                        -------
      Long-term portion................................................ $34,870
                                                                        =======

  Implicit interest rates range from approximately 7% to 8%.

  Actual cash collections may differ from amounts shown on the table due to early customer buyouts, upgrades or refinancings.

  The Company may receive proceeds for its sales-type leases through third-party financing arrangements with various financial institutions on a nonrecourse basis, which may either be collateralized by a lien on the equipment, which is returned to the Company at the end of the lease, or title to the equipment may pass to the funding source at the time of financing. Residual values recorded by the Company for equipment under leases at December 31, 1998 and 1997 were $21,878 and $34,372, respectively, and are included in intangible and other assets.

F. Property, Plant and Equipment

  Property, plant and equipment consists of:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
      Furniture and fixtures..........................  $  29,016    $  16,978
      Equipment.......................................    640,411      459,756
      Buildings and improvements......................    269,092      121,541
      Land............................................     18,700       15,085
      Construction in progress........................     41,023       38,056
                                                        ---------    ---------
                                                          998,242      651,416
      Accumulated depreciation........................   (360,708)    (254,905)
                                                        ---------    ---------
                                                        $ 637,534    $ 396,511
                                                        =========    =========

  Depreciation expense was $130,757, $89,631 and $65,921 in 1998, 1997 and
1996, respectively.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


G. Accrued Expenses

  Accrued expenses consist of:

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
      Salaries and benefits..........................   $105,172     $ 76,387
      Warranty.......................................     36,084       25,315
      Other..........................................    105,638       49,514
                                                        --------     --------
                                                        $246,894     $151,216
                                                        ========     ========

H. Income Taxes

  The Company's provision for income taxes consists of:

                                                      1998      1997     1996
                                                    --------  -------- --------
      Federal and state
        Current...................................  $254,074  $162,323 $ 88,208
        Deferred..................................    (1,811)    7,790   39,394
                                                    --------  -------- --------
                                                     252,263   170,113  127,602
                                                    --------  -------- --------
      Foreign
        Current...................................    11,530     9,019    5,859
        Deferred..................................       662       377     (216)
                                                    --------  -------- --------
                                                      12,192     9,396    5,643
                                                    --------  -------- --------
      Total provision for income taxes............  $264,455  $179,509 $133,245
                                                    ========  ======== ========

  Net undistributed earnings of foreign subsidiaries at December 31, 1998 and 1997 approximated $1,063,806 and $805,236, respectively. Based on the Company's policy of indefinite reinvestment in non-U.S. operations, it is not currently practicable to determine the tax liability associated with the repatriation of these earnings. The Company's manufacturing facility in Ireland incurs a 10% tax rate on income from manufacturing operations until the year 2010. Income before income taxes for foreign operations for 1998, 1997 and 1996 approximated $381,031, $269,157 and $163,177, respectively.

  A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                             1998   1997   1996
                                                             -----  -----  ----
      Statutory federal tax rate............................  35.0%  35.0% 35.0%
      State taxes, net of federal tax benefits..............   1.8    1.9   2.2
      International tax benefits............................ (11.4) (11.3) (9.0)
      Tax credits...........................................  (0.4)  (0.7) (0.8)
      Other.................................................   --     0.1  (1.7)
                                                             -----  -----  ----
                                                              25.0%  25.0% 25.7%
                                                             =====  =====  ====

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


  The components of the current and noncurrent deferred tax assets and liabilities are as follows:

                                                     December 31, December 31,
                                                         1998         1997
                                                     ------------ ------------
      Current deferred tax assets:
      Accounts receivable..........................    $ 10,352     $ 10,819
      Inventory....................................      24,507       16,166
      Other liabilities............................      11,900        6,382
      Other assets.................................       2,923        3,728
                                                       --------     --------
        Total current deferred tax assets..........    $ 49,682     $ 37,095
                                                       ========     ========
      Noncurrent deferred tax assets/(liabilities):
      Fixed assets.................................     (10,256)         (66)
      Intangible assets............................      11,963        7,922
      Net operating loss carryforwards.............       4,830        6,552
      Research and development credit
       carryforward................................       1,196        1,342
      Other........................................       5,071        3,096
      Valuation reserve............................      (4,830)      (4,672)
                                                       --------     --------
      Deferred tax assets..........................       7,974       14,174
                                                       --------     --------
      Deferral of lease revenue....................     (33,536)     (35,565)
      Software development costs...................     (14,055)      (9,788)
      Other........................................      (3,000)         --
                                                       --------     --------
      Deferred tax liabilities.....................     (50,591)     (45,353)
                                                       --------     --------
        Total noncurrent deferred tax liabilities,
         net.......................................    $(42,617)    $(31,179)
                                                       ========     ========

  The valuation allowance at December 31, 1998 and 1997 provided reserves against non-U.S. operating loss carryforwards which may expire before the Company can utilize them. The realization of the remaining deferred tax assets is considered more likely than not.

  The Company has net operating loss carryforwards as of December 31, 1998 of $11,912, all of which are non-U.S. and primarily relate to a wholly-owned subsidiary of EMC in France.

I. Employee Compensation Plans

  The Company has established a deferred compensation program for certain employees which is qualified under Section 401(k) of the federal tax laws.

  At the end of each calendar quarter, the Company makes a contribution that matches 100% of the employee's contribution up to a maximum of 2% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, provides an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation. However, the Company's total matching contribution per participant has a quarterly limit of $500. The Company's contribution amounted to approximately $6,880 in 1998, $4,990 in 1997 and $3,836 in 1996, pursuant to this formula.

  Costs associated with certain postretirement or postemployment benefit plans that exist in certain foreign subsidiaries as required by law are not significant.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

J. Commitments and Long-Term Obligations

 Operating Lease Commitments

  The Company leases office and warehouse facilities and other equipment under various operating leases. Facilities rent expense amounted to $25,832, $14,432, and $12,196 in 1998, 1997 and 1996, respectively. The Company's commitments under its operating leases are as follows:

                                                                       Operating
      Fiscal Year                                                       Leases
      -----------                                                      ---------
      1999............................................................ $ 75,772
      2000............................................................   44,988
      2001............................................................   24,818
      2002............................................................   19,297
      2003............................................................   15,047
      Thereafter......................................................    8,840
                                                                       --------
      Total minimum lease payments.................................... $188,762
                                                                       ========

 Lines of Credit

  EMC has a line of credit providing a maximum of $50,000. There were no borrowings outstanding at either December 31, 1998 or 1997. The Company must maintain certain minimum financial ratios, including a minimum level of working capital and tangible net worth, upon utilization of the line of credit.

 3 1/4% Notes

  In March 1997, the Company sold $517,500 of 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes"). The 3 1/4% Notes are generally convertible into shares of Common Stock, $.01 par value, of the Company (the "Common Stock") at a conversion price of $22.655 per share, subject to adjustment in certain events. Interest is payable semiannually and the 3 1/4% Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000.

 4 1/4% Notes

  The 4 1/4% Notes, issued by EMC in December 1993 and January 1994 in an amount totaling $230 million, were generally convertible into shares of Common Stock at any time prior to the redemption date at a conversion price of $9.92 per share. On January 2, 1997, the Company paid approximately sixty-five thousand dollars to redeem the 4 1/4% Notes outstanding and converted the remainder into Common Stock.

 Current Portion of Long-Term Obligations

  The Company has a $14,000 mortgage collateralized by a U.S. facility. The mortgage is payable in monthly installments, calculated on a 30-year amortization schedule at 10.5%, with a lump sum payment of approximately $12,835 due on April 1, 1999.

 IDA Grant

  The Industrial Development Authority ("IDA") of Ireland has granted the Company a total of $5,189 towards the purchase price and improvements to the Company's facility in Ireland. The grants are included in

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

long-term obligations and are amortized over the related estimated useful lives of the assets purchased of twenty-five years for building improvements and seven years for equipment. Remaining unamortized grants at December 31, 1998 are $3,906, of which $324 is current and $3,582 is long-term.

 Purchase of Patent Portfolio

  In February 1996, the Company acquired a patent portfolio valued at $40 million. Payments of $19 million have been made to date with the remainder due in annual installments over five years. The asset is being amortized over the remaining estimated useful life of approximately one year and is included in intangible and other assets, net. Accumulated amortization at December 31, 1998 and 1997 was approximately $28,333 and $16,333, respectively.

  Payments remaining on the above commitments and other noncurrent liabilities (excluding the IDA grant and the 3 1/4% Notes) are as follows:

      Fiscal Year
      -----------
      1999............................................................. $31,463
      2000.............................................................   9,422
      2001.............................................................   8,232
      2002.............................................................     304
      2003.............................................................     --
                                                                        -------
      Total minimum payments...........................................  49,421
      Less amounts representing interest...............................   2,570
                                                                        -------
      Present value of net payments....................................  46,851
      Current portion..................................................  29,037
                                                                        -------
      Long-term portion................................................ $17,814
                                                                        =======

 Minority Interest

  On October 1, 1997, the Company reorganized McDATA Corporation ("McDATA"), acquired by the Company in 1995, into a new McDATA Corporation ("New McDATA") and McDATA Holdings Corporation ("McDATA Holdings"). New McDATA designs, develops and markets fibre channel solutions for switched enterprise environments. McDATA Holdings, a wholly-owned subsidiary of EMC, is currently the majority shareholder in New McDATA. New McDATA is also currently performing services under the ESCON OEM Agreement with IBM on behalf of McDATA Holdings. The minority interest amounts are included in other liabilities and other income/(expense), net.

K. Stockholders' Equity

 Stock Split

  On October 21, 1997, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of October 31, 1997 and a distribution date of November 17, 1997. Share and per share amounts have been restated to reflect the stock split for all periods presented.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


 Net Income Per Share

  Calculation of per share earnings is as follows:

                                         1998          1997          1996
                                     ------------  ------------  ------------
Basic:
Net income.......................... $    793,363  $    538,528  $    386,229
Weighted average common shares
 outstanding........................  499,978,198   493,697,926   463,547,582
Net income per share, basic......... $       1.59  $       1.09  $       0.83
                                     ============  ============  ============
Diluted:
Net income.......................... $    793,363  $    538,528  $    386,229
Add back of interest expense on
 convertible notes..................       16,819        13,502         8,827
Less tax effect of interest expense
 on convertible notes...............       (6,728)       (5,401)       (3,531)
                                     ------------  ------------  ------------
Net income for calculating diluted
 earnings per share................. $    803,454  $    546,629  $    391,525
Weighted average common shares
 outstanding........................  499,978,198   493,697,926   463,547,582
Weighted common stock equivalents...   39,198,107    31,801,719    35,042,840
                                     ------------  ------------  ------------
Total weighted average shares.......  539,176,305   525,499,645   498,590,422
Net income per share, diluted....... $       1.49  $       1.04  $       0.79
                                     ============  ============  ============

 Preferred Stock

  The Company's Series Preferred Stock may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of the Company.

 Common Stock Repurchase Program

  In January 1996, the Company's Board of Directors authorized the repurchase of up to 30 million shares of Common Stock over a five-year period. In November 1996, the Company's Board of Directors announced a rescission of the program. During 1996, the Company repurchased 2.6 million shares of Common Stock for approximately $27,000, all of which has been reissued in connection with stock option exercises.

 Stock Option Plans

  The Board of Directors and stockholders adopted the EMC Corporation 1993 and 1985 Stock Option Plans (the "1993 Plan" and the "1985 Plan," respectively) to provide qualified incentive stock options and nonqualified stock options to key employees of the Company. In 1998, the Board of Directors and stockholders approved an amendment to the 1993 Plan to increase the number of shares available for grant under such plan by 3.5 million shares. A total of 31.5 million and 72 million shares of Common Stock have been reserved for issuance under the 1993 Plan and the 1985 Plan, respectively.

  Under the terms of the 1993 Plan and the 1985 Plan, the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock at the date of grant. In the event that nonqualified stock options are granted under the 1993 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value which is $.01 per share. In the event that nonqualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16"), not less than par value which is $.01 per share, and in the case of employees subject to Section 16, not

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

less than 50% of the fair market value at the time of grant. Since May 1995, no new incentive stock options have been available for grant under the 1985 Plan.

  In 1998, options to purchase an aggregate of 212,222 shares of Common Stock at $.01 per share were granted to an executive officer and certain other employees. Also in 1998, an executive officer was granted options to purchase 125,000 shares at $25.94 per share, representing 50% of the per share fair market value at the date of grant. In 1997, options to purchase 500,000 shares at $12.23 per share and 400,000 shares at $27.56 per share were granted to executive officers, representing 50% and 90%, respectively, of the per share fair market value at the date of grant. In 1996, options to purchase 500,000 shares of Common Stock at $4.625 per share were granted to an executive officer, representing 50% of the per share fair market value at the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the vesting periods of the options, which range from eighteen months to five years.

  The EMC Corporation 1992 Stock Option Plan for Directors (the "Directors Plan") was adopted by the Board of Directors and stockholders. A total of 3.6 million shares of Common Stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the per share fair market value of Common Stock at the date of grant.

  In 1998, options to purchase 120,000 shares of Common Stock at $21.125 per share were granted to three directors, representing 50% of the per share fair market value at the date of grant. In 1997, options to purchase 160,000 shares of Common Stock at $12.23 per share were granted to two directors, representing 50% of the per share fair market value at the date of grant. In 1996, options to purchase one million shares of Common Stock at $4.625 per share were granted to a director, representing 50% of the per share fair market value at the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the three-year vesting period of the options.

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

  As of December 31, 1998, options exercisable under the 1993 Plan, the 1985 Plan and the Directors Plan (the "Plans") approximated 8,472,348 and shares available for future option grants approximated 7,521,973. Options generally become exercisable in equal annual installments over either three or five years after the date of grant and expire after ten years.

  The Company has, in connection with the acquisition of various companies, assumed the stock option plans of these companies.

                                EMC CORPORATION

               (in thousands, except share and per share amounts)


 Supplemental Disclosures for Stock-Based Compensation

  Activity under the Plans and option activity relating to business acquisitions for the three years ended December 31, 1998 is as follows:

                                                                       Wtd. Avg.
                                                           Number of   Exercise
                                                             Shares      Price
                                                           ----------  ---------
      Outstanding, December 30, 1995...................... 27,028,694   $ 4.83
        Granted...........................................  8,427,938     8.64
        Canceled.......................................... (1,371,122)    8.68
        Exercised......................................... (9,220,344)    2.35
                                                           ----------   ------
      Outstanding, December 31, 1996...................... 24,865,166     6.80
        Granted...........................................  8,406,194    23.42
        Canceled..........................................   (930,650)    9.66
        Exercised......................................... (5,329,276)    4.95
                                                           ----------   ------
      Outstanding, December 31, 1997...................... 27,011,434    12.24
                                                           ----------   ------
        Options relating to business acquisitions.........    214,366    13.33
        Granted...........................................  4,898,358    47.19
        Canceled..........................................   (398,417)   20.39
        Exercised......................................... (5,287,431)    7.23
                                                           ----------   ------
      Outstanding, December 31, 1998...................... 26,438,310   $19.60
                                                           ==========   ======

  Summarized information about stock options outstanding at December 31, 1998 is as follows:

                                                            Exercisable
                                                        --------------------
                                Weighted
                                  Avg.       Weighted               Weighted
   Range of       Number of     Remaining      Avg.                   Avg.
   Exercise        Options     Contractual   Exercise   Number of   Exercise
    Prices       Outstanding      Life        Price      Options     Price
--------------   -----------   -----------   --------   ---------   --------
$ 0.01 -  5.72    3,537,691       5.43        $ 2.54    2,646,754    $ 2.27
  6.21 - 10.44    7,867,718       6.59          8.78    3,596,663      8.45
 10.66 - 17.75    3,410,970       6.96         11.70    1,164,333     11.37
 18.13 - 27.56    6,424,026       8.37         23.77      904,596     23.89
 29.69 - 42.25    1,406,877       8.83         32.94      160,002     30.56
 50.76 - 61.50    3,791,028       9.45         53.09          --        --

  Options exercisable at December 31, 1998, 1997 and 1996 were 8,472,348, 7,402,806 and 4,559,994, respectively.

  The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               1998  1997  1996
                                                               ----  ----  ----
      Dividend yield.......................................... none  none  none
      Expected volatility..................................... 52.0% 45.0% 45.0%
      Risk-free interest rate.................................  5.4%  6.1%  6.5%
      Expected life...........................................  5.0   5.0   5.0

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


Weighted average fair value of options granted at fair market value during:
  1998................................................................. $26.08
                                                                        ======
  1997................................................................. $11.53
                                                                        ======
  1996................................................................. $ 4.58
                                                                        ======
Weighted average fair value of options granted below fair market value during:
  1998................................................................. $33.64
                                                                        ======
  1997................................................................. $16.17
                                                                        ======
  1996................................................................. $ 6.32
                                                                        ======

  Had compensation cost for the Company's 1998, 1997 and 1996 stock option grants and employee stock purchase plan issuances been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                   Net income per Net income per
                                        Net income share, diluted  share, basic
                                        ---------- -------------- --------------
      As reported:
        1998...........................  $793,363      $1.49          $1.59
        1997...........................  $538,528      $1.04          $1.09
        1996...........................  $386,229      $0.79          $0.83
      Pro forma:
        1998...........................  $759,508      $1.43          $1.52
        1997...........................  $520,506      $1.01          $1.05
        1996...........................  $378,336      $0.77          $0.82

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

 Employee Stock Purchase Plan

  The Board of Directors and stockholders adopted the 1989 Employee Stock Purchase Plan (the "1989 Plan"). Under the 1989 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 9.8 million shares have been reserved for issuance under the 1989 Plan. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. The Company issued 489,438, 603,342 and 1,358,354 shares in 1998, 1997 and 1996, respectively.
The weighted average fair values of options granted under the 1989 Plan during 1998, 1997 and 1996 were $10.65, $5.15 and $2.32, respectively.

L. Litigation

  In August 1997, TM Patents, L.P. ("TM") filed suit against the Company in the United States District Court for the Southern District of New York alleging that the Company is infringing two patents and seeking unspecified damages. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts and a motion to dismiss the suit. The Company's motion to transfer was granted with leave for the plaintiff to amend the complaint to overcome the grounds for dismissal. In the amended complaint filed by TM and TM Creditors, L.L.C., the plaintiffs alleged infringement as to only one of the two patents originally at issue. Trial of this matter began in February 1999. The parties reached a negotiated resolution of

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

this matter in February 1999, during the second week of trial. As part of the resolution, EMC will obtain a license under the one patent at issue and a covenant from the plaintiffs not to sue under any and all patents owned or controlled by either of the plaintiffs. All claims in the lawsuit will be dismissed with prejudice as a result of this agreement.

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

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent covering virtual tape and seeking preliminary and permanent injunctions and unspecified damages. The Company's response raised as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the "License Agreement"). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. The Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed an appeal of the Court's ruling.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

M. Financial Instruments

 Off-Balance-Sheet Risk

  The Company enters into foreign currency forward and option contracts to hedge foreign currency cash flows on a continuing basis for periods consistent with its committed and anticipated exposures. The Company does not engage in currency speculation. The maximum amount of foreign currency contracts outstanding during 1998 and 1997 was $499,714 and $531,166, respectively.

  The Company uses forward exchange contracts to hedge its net asset (balance sheet) position and a portion of its firm commitments. At December 31, 1998 and 1997, the Company had $389,049 and $309,970, respectively, of forward exchange contracts outstanding.

  The Company uses option contracts to hedge a portion of anticipated but not committed cash flows. The Company defers the recording of any gain or loss from these hedges until the underlying transaction has been realized. Deferred unrealized losses were not material at December 31, 1998. At December 31, 1998 and 1997, the Company had $10,000 and $90,000, respectively, of foreign currency options outstanding.

 Fair Value

  The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of long-term debt and accounts payable approximate fair value due to the short maturities of these instruments.

                                EMC CORPORATION

              (in thousands, except share and per share amounts)


  The carrying and estimated fair values of the 3 1/4% Notes at December 31, 1998 were $517,500 and $1,941,570, respectively. The fair value of the 3 1/4% Notes was based on the closing price of the Common Stock as of December 31, 1998.

N. Risks and Uncertainties

  The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on suppliers, new products, competition, competitive pricing pressures, international sales, reliance on indirect channels of distribution, the uneven pattern of quarterly sales, management of growth, dependence upon key personnel, manufacturing risks, acquisitions, alliances, enforcement of the Company's intellectual property rights, Year 2000 issues, conversion to the Euro, litigation and changes in regulations.

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

  HP represented 18%, 17% and 13% of the Company's total revenues in 1998, 1997 and 1996, respectively.

O. Segment Information

  The Company has adopted SFAS 131 for the fiscal year ended December 31, 1998. The Company operates exclusively in the enterprise storage market. Substantially all of the Company's revenues are generated from the sale of storage-related hardware and software products and related services. The classes of products and services are included in the following table:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
      Enterprise storage hardware............. $3,167,125 $2,496,697 $1,961,315
      Enterprise storage software.............    445,350    176,859     76,437
      Enterprise switching products...........    178,816    189,090    180,540
      Service and rental......................    182,444     75,214     55,360
                                               ---------- ---------- ----------
      Total revenue........................... $3,973,735 $2,937,860 $2,273,652
                                               ========== ========== ==========

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

  The Company's reportable segments are based on geographic area and sales are attributed to the geographic areas according to the location of the customers. Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                                      Europe,
                                       Middle
                         North/Latin   East,      Asia   Intercompany Consolidated
                           America     Africa   Pacific  Eliminations    Total
                         ----------- ---------- -------- ------------ ------------
1998
Sales................... $2,457,232  $1,231,701 $284,802   $    --     $3,973,735
Transfers between
 areas..................     27,895     214,218      --    (242,113)          --
                         ----------  ---------- --------   --------    ----------
Total sales.............  2,485,127   1,445,919  284,802   (242,113)    3,973,735
Identifiable assets at
 year end...............  3,162,263   1,437,871  147,379   (178,942)    4,568,571
1997
Sales................... $1,706,551  $  951,831 $279,478   $    --     $2,937,860
Transfers between
 areas..................     49,494     155,214      --    (204,708)          --
                         ----------  ---------- --------   --------    ----------
Total sales.............  1,756,045   1,107,045  279,478   (204,708)    2,937,860
Identifiable assets at
 year end...............  2,653,063     977,996  124,075   (265,025)    3,490,109
1996
Sales................... $1,346,222  $  720,792 $206,638   $    --     $2,273,652
Transfers between
 areas..................     72,813     159,605      --    (232,418)          --
                         ----------  ---------- --------   --------    ----------
Total sales.............  1,419,035     880,397  206,638   (232,418)    2,273,652
Identifiable assets at
 year end...............  1,749,221     703,929  104,210   (263,814)    2,293,546

P. Selected Quarterly Financial Data (unaudited)

                                        Q1 1998  Q2 1998   Q3 1998    Q4 1998
                                        -------- -------- ---------- ----------
1998
Net sales, service and rental.......... $828,351 $952,002 $1,002,541 $1,190,841
Gross profit...........................  397,215  484,522    524,354    638,436
Net income.............................  146,115  189,496    201,290    256,462
Net income per share, (diluted)........ $   0.28 $   0.36 $     0.38 $     0.48
                                        Q1 1997  Q2 1997   Q3 1997    Q4 1997
                                        -------- -------- ---------- ----------
1997
Net sales, service and rental.......... $618,437 $713,461 $  732,570 $  873,392
Gross profit...........................  282,452  328,916    341,292    414,188
Net income.............................  110,868  128,799    132,622    166,239
Net income per share, (diluted)........ $   0.22 $   0.25 $     0.25 $     0.32

Q. Subsequent Event (unaudited)

  On February 24, 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. Implementation of the stock split is subject to stockholder approval of an increase in the number of shares of authorized common stock from 750,000,000 shares to 3,000,000,000 shares at the Company's Annual Meeting of Stockholders to be held on May 5, 1999. If stockholder approval is received, the stock split will be payable on or about May 28, 1999 to stockholders of record as of the close of business on

                                EMC CORPORATION

              (in thousands, except share and per share amounts)

May 14, 1999. Because stockholder approval is pending, financial information contained elsewhere in this Annual Report on Form 10-K has not been adjusted to reflect the impact of the proposed stock split.

  Earnings per share amounts, after giving retroactive effect to the two-for-one stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements (full-year information).

                                           1998          1997          1996
                                       ------------- ------------- -------------
Annual Data
Net income per weighted average
 share, basic........................          $0.79         $0.55         $0.42
Net income per weighted average
 share, diluted......................          $0.75         $0.52         $0.39
Weighted average shares, basic.......    999,956,396   987,395,852   927,095,164
Weighted average shares, diluted.....  1,078,352,610 1,050,999,290   997,180,844
                            Q1 1998       Q2 1998       Q3 1998       Q4 1998
                         ------------- ------------- ------------- -------------
Quarterly Data
Net income per weighted
 average share, basic..          $0.15         $0.19         $0.20         $0.25
Net income per weighted
 average share,
 diluted...............          $0.14         $0.18         $0.19         $0.24
Weighted average
 shares, basic.........    994,468,994   997,295,858 1,002,221,654 1,005,750,512
Weighted average
shares, diluted........  1,070,239,220 1,075,099,288 1,080,597,672 1,085,629,360

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1998. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)

  1. Financial Statements

  The financial statements listed in the Index to Consolidated Financial Statements and Schedule on page 25 are filed as part of this report.

  2. Schedule

  The schedule listed in the Index to Consolidated Financial Statements and Schedule on page 25 is filed as part of this report.

  3. Exhibits

  See Index to Exhibits on page 55 of this report.

  The exhibits are filed with or incorporated by reference in this report.

  (b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 1999.

                                          EMC CORPORATION

                                          By: /s/ Richard J. Egan
                                            _______________________________
                                                  Richard J. Egan
                                                Chairman of the Board of
                                                 Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 11, 1999.

                   Signature                                        Title
                   ---------                                        -----
              /s/ Richard J. Egan                    Chairman of the Board of Directors
--------------------------------------------            (Principal Executive Officer)
                Richard J. Egan


            /s/ Michael C. Ruettgers                President and Chief Executive Officer
--------------------------------------------                   and Director
              Michael C. Ruettgers


             /s/ Colin G. Patteson               Senior Vice President, Chief Administrative
--------------------------------------------                Officer and Treasurer
               Colin G. Patteson                        (Principal Financial Officer)


           /s/ William J. Teuber, Jr.            Vice President and Chief Financial Officer
--------------------------------------------           (Principal Accounting Officer)
             William J. Teuber, Jr.

             /s/ Michael J. Cronin                                Director
--------------------------------------------
               Michael J. Cronin

             /s/ John F. Cunningham                               Director
--------------------------------------------
               John F. Cunningham

                /s/ John R. Egan                                  Director
--------------------------------------------
                  John R. Egan

              /s/ Maureen E. Egan                                 Director
--------------------------------------------
                Maureen E. Egan

             /s/ W. Paul Fitzgerald                               Director
--------------------------------------------
               W. Paul Fitzgerald

             /s/ Joseph F. Oliveri                                Director
--------------------------------------------
               Joseph F. Oliveri

  The exhibits listed below are filed with or incorporated by reference in this report.

    3.1  Articles of Organization of EMC Corporation./1/
    3.2  Articles of Amendment filed February 26, 1986./1/
    3.3  Articles of Amendment filed April 2, 1986./1/
    3.4  Articles of Amendment filed May 13, 1987./2/
    3.5  Articles of Amendment filed June 19, 1992./3/
    3.6  Articles of Amendment filed May 12, 1993./4/
    3.7  Articles of Amendment filed November 12, 1993./5/
    3.8  Articles of Amendment filed May 10, 1995./6/
    3.9  Articles of Amendment filed May 7, 1997./7/
    3.10 Amended and Restated By-laws of EMC Corporation (filed herewith).
    4.1  Form of Stock Certificate./8/
    4.2  Indenture, dated as of March 11, 1997 between EMC Corporation and
         State Street Bank and Trust Company, Trustee./9/
    4.3  Form of 3 1/4% Convertible Subordinated Note due 2002./9/
   10.1  EMC Corporation 1985 Stock Option Plan, as amended (filed herewith).
   10.2  EMC Corporation 1992 Stock Option Plan for Directors, as amended
         (filed herewith).
   10.3  EMC Corporation 1993 Stock Option Plan, as amended (filed herewith).
   21.1  Subsidiaries of Registrant (filed herewith).
   23.1 Consent of Independent Accountants dated March 11, 1999 (filed herewith).
   27.1  Financial Data Schedule (filed herewith).

--------
/1/ Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 33-3656).
/2/ Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 33-17218).
/3/ Incorporated by reference to the Company's Annual Report on Form 10-K filed
   February 12, 1993.
/4/ Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 33-67224).
/5/ Incorporated by reference to the Company's Current Report on Form 8-K filed
   November 19, 1993.
/6/ Incorporated by reference to the Company's Current Report on Form 8-K filed
   May 26, 1995.
/7/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 14, 1997.
/8/ Incorporated by reference to the Company's Annual Report on Form 10-K filed
   March 31, 1988.
/9/ Incorporated by reference to the Company's Registration Statement on Form
   S-3 (No. 333-24901).

                        EMC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
      Description        of Period   Expenses   Accounts  Deductions   Period
      -----------        ---------- ---------- ---------- ---------- ----------
Year ended December 31,
 1998 Allowance for
 doubtful accounts.....    $6,773     $2,502       --      $(2,713)    $6,562
Year ended December 31,
 1997 Allowance for
 doubtful accounts.....    $7,368     $1,842       --      $(2,437)    $6,773
Year ended December 31,
 1996 Allowance for
 doubtful accounts.....    $7,062     $1,927       --      $(1,621)    $7,368