Form 10-Q
period 1999-03-31
EMC CORP
filed 1999-05-13
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                     ________________________

                             FORM 10-Q
                     ________________________


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended: March 31, 1999      Commission File Number 1-9853

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

                    YES   X                  NO_____

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



   Common Stock, par value $.01 per share             506,165,804
   ______________________________________    ________________________________
                  Class                      Outstanding as of March 31, 1999

                          EMC CORPORATION

                                                            Page
                                                             No

Part I-Financial Information

 Consolidated Balance Sheets at March 31, 1999 and           3
December 31, 1998

 Consolidated Statements of Income for the Three Months      4
Ended March 31, 1999 and 1998

 Consolidated Statements of Cash Flows for the Three         5
Months Ended March 31, 1999 and 1998

  Consolidated Statements of Comprehensive Income for  the   6
Three Months Ended March 31, 1999 and 1998

 Notes to Interim Consolidated Financial Statements         7-11

 Management's Discussion and Analysis of Financial          12-16
Condition and Results of Operations

Part II-Other Information                                    17

Signatures                                                   18

Exhibit Index                                                19

                          EMC CORPORATION

                              PART I.
                       FINANCIAL INFORMATION

                    CONSOLIDATED BALANCE SHEETS
        (in thousands, except share and per share amounts)

                                          (unaudited)
                                           March 31,  December 31,
                                             1999        1998
                  ASSETS
Current assets:
  Cash and cash equivalents                $816,283    $705,177
  Short-term investments                    694,886     825,298
  Trade and notes receivable less
    allowance for doubtful accounts of
    $7,798 and $6,562 in 1999 and 1998,
    respectively                            983,739     984,412
  Inventories                               526,624     485,844
  Deferred income taxes                      55,557      49,682
  Other assets                               67,935      54,400
Total current assets                      3,145,024   3,104,813
Long-term investments                       763,964     562,360
Notes receivable, net                        37,233      34,870
Property, plant and equipment, net          666,379     637,534
Deferred income taxes                        10,574       7,974
Intangible and other assets, net            235,454     221,020
  Total assets                           $4,858,628  $4,568,571

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    obligations                          $   23,763  $   29,361
  Accounts payable                          190,853     173,285
  Accrued expenses                          269,177     246,894
  Income taxes payable                      176,165     167,580
  Deferred revenue                           48,031      36,073
Total current liabilities                   707,989     653,193
Deferred income taxes                        49,433      50,591
Long-term obligations:
  3 1/4% convertible subordinated
    notes due 2002                          491,841     517,500
  Notes payable                              13,761      21,396
Other liabilities                             1,521       1,755
  Total liabilities                       1,264,545   1,244,435
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01;
    authorized 25,000,000 shares, none
    outstanding                                -           -
  Common Stock, par value $.01; authorized
    750,000,000 shares; issued 506,165,804
     and 503,633,490 in 1999 and 1998,
     respectively                             5,062       5,036
  Additional paid-in capital                897,560     830,238
  Deferred compensation                     (27,118)    (17,022)
  Retained earnings                       2,725,395   2,504,719
    Unrealized gain/(loss) on investments    (5,085)        979
    Cumulative translation adjustment        (1,731)        186
  Accumulated other comprehensive
    income/(expense)                         (6,816)      1,165
     Total stockholders' equity           3,594,083   3,324,136
        Total liabilities and
          stockholders' equity           $4,858,628  $4,568,571

  The accompanying notes are an integral part of the consolidated financial statements.

                          EMC CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share amounts)
                            (unaudited)


                                       For the Three Months Ended
                                        March 31,     March 31,
                                          1999          1998
Revenues:
    Net sales                          $1,055,546     $805,933
    Service and rental                     72,409       22,418
                                        1,127,955      828,351

Costs and expenses:
    Cost of sales and service             527,409      431,136
    Research and development              100,722       65,675
    Selling, general and administrative   224,599      153,496

Operating income                          275,225      178,044
Investment income                          25,582       22,507
Interest expense                           (5,194)      (4,730)
Other expense, net                         (1,378)      (1,001)
Income before taxes                       294,235      194,820
Income tax provision                       73,559       48,705
Net income                               $220,676     $146,115
Net income per weighted average share,
  basic                                  $   0.44     $   0.29
Net income per weighted average share,
  diluted                                $   0.41     $   0.28
Weighted average shares, basic            504,477      497,234
Weighted average shares, diluted          545,646      535,120



The accompanying notes are an integral part of the consolidated financial statements.

                          EMC CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                          For the Three Months Ended
                                            March 31,    March 31,
                                              1999         1998

Cash flows from operating activities:
 Net income                                 $220,676     $146,115
 Adjustments to reconcile net income to
   net cash provided/(used) by operating
   activities:
     Depreciation and amortization            65,826       43,530
     Deferred income taxes                    (9,633)        (453)
     Net loss on disposal of property
       and equipment                              79          163
     Tax benefit from stock options
       exercised                              13,320        3,925
     Minority interest                          (184)         239
     Changes in assets and liabilities:
       Trade and notes receivable             (3,823)      49,295
       Inventories                           (40,967)     (21,330)
       Other assets                          (36,539)     (25,650)
       Accounts payable                       16,074       29,193
       Accrued expenses                       22,639       (7,116)
       Income taxes payable                    9,326          (65)
       Deferred revenue                       11,811        8,916
         Net cash provided by operating
           activities                        268,605      226,762
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                (72,488)     (54,974)
  Proceeds from sales of property and
    equipment                                   -               4
  Capitalized software development costs     (10,202)      (8,014)
  Maturity/(purchase) of short-term and
    long-term investments, net               (77,256)      90,642
         Net cash provided/(used) by
           investing activities             (159,946)      27,658
Cash flows from financing activities:
  Issuance of common stock                    15,326        4,469
  Payment of long-term and short-term
    obligations                              (13,623)      (7,881)
  Issuance of long-term and short-term
    obligations                                  390        1,224
         Net cash provided/(used)
           by financing activities             2,093       (2,188)
Effect of exchange rate changes on cash          354         (500)
Net increase in cash and cash
  equivalents                                110,752      252,232
Cash and cash equivalents at beginning
  of period                                  705,177      954,595
Cash and cash equivalents at end of
  period                                    $816,283   $1,206,327
Non-cash activity-conversion of 3 1/4%
  convertible subordinated notes            $ 25,659         -


The accompanying notes are an integral part of the consolidated financial statements.

                          EMC CORPORATION
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          (in thousands)
                            (unaudited)


                                     For the Three Months Ended
                                       March 31,     March 31,
                                         1999          1998

Net income                             $220,676      $146,115
Other comprehensive expense, net
  of tax:
    Foreign currency translation
    adjustments, net of tax
    of $(479) and $(85)                  (1,438)         (254)

    Unrealized losses on investment
      securities and derivatives:
    Unrealized holding losses
      arising during the period,
      net of tax $(1,516) and $(98)      (4,548)         (293)

Other comprehensive expense              (5,986)         (547)

Comprehensive income                   $214,690      $145,568


The accompanying notes are an integral part of the consolidated financial statements.

                          EMC CORPORATION

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        (in thousands, except share and per share amounts)


1.  Basis of Presentation

 Company

     EMC Corporation and its subsidiaries (''EMC'' or the ''Company'') design, manufacture, market and support a wide range of enterprise systems and software products and related services for the worldwide enterprise storage market. EMC's products provide solutions for a wide range of customer information storage requirements, from the highest performance mission critical
applications   to   extremely  high  capacity   business   support
applications. EMC's solutions integrate with major open systems operating systems such as UNIX and Windows NT as well as major mainframe operating systems. EMC's products are sold as storage solutions for customers utilizing a variety of computer system platforms including, but not limited to, IBM and IBM-compatible mainframe, Hewlett-Packard Company (''HP''), NEC Corporation, Siemens Nixdorf Informationssysteme AG, Unisys Corporation, Sequent Computer Systems, Inc., Compagnie des Machines Bull S.A. and other open systems and mainframe platforms.


 Accounting

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1999 and 1998.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 1999.


2.  Inventories

  Inventories consist of:

                                      March 31,    December 31,
                                        1999          1998

       Purchased Parts               $ 34,193       $ 29,562
       Work-in-process                311,636        283,815
       Finished goods                 180,795        172,467
                                     $526,624       $485,844

                          EMC CORPORATION

        (in thousands, except share and per share amounts)


3.  Net Income Per Share

      Calculation of earnings per share is as follows:


                                For the Three Months Ended
                                  March 31,    March 31,
                                     1999        1998
    Basic:
    Net income                  $    220,676  $    146,115
    Weighted average shares,
     basic                       504,476,983   497,234,497
    Net income per share,
      basic                     $       0.44  $       0.29

    Diluted:
    Net income                  $    220,676  $    146,115
    Add back of interest
     expense on convertible
     notes                             4,205         4,205
    Less tax effect of
     interest expense on
     convertible notes                (1,682)       (1,682)
    Net income for calculating
     diluted earnings per share $    223,199  $    148,638
    Weighted average shares      504,476,983   497,234,497
    Weighted common stock
     equivalents                  41,169,107    37,885,113
    Total weighted average
     shares, diluted             545,646,090   535,119,610
    Net income per share,
     diluted                    $       0.41  $       0.28


4.  Litigation

  In December 1997, NewFrame Corporation Ltd. (''NewFrame'') filed suit against the Company in the United States District Court for the District of Massachusetts. The suit contains a variety of allegations relating to the Company's use of NewFrame's software developments, including various contract claims and breach of fiduciary duty, and seeks monetary damages relating primarily to lost future profits. The Company filed a motion to dismiss the complaint, which was granted in part. The parties reached a negotiated resolution of this matter in April 1999.

   In January 1998, Storage Technology Corporation (''STK'') filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent covering virtual tape and seeking preliminary and permanent injunctions and unspecified damages. The Company's response raised as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the ''License Agreement''). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. The Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed an appeal of the Court's ruling.

   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

                          EMC CORPORATION

        (in thousands, except share and per share amounts)


5.  Adoption of New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income/(expense), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income/(expense). The gains and losses on the derivative instrument that are reported in accumulated other comprehensive income/(expense) will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

    The Company adopted SFAS 133 on January 1, 1999. As a result of this adoption, all derivatives are recognized on the balance sheet at fair value. The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount in the first quarter of 1999. The ineffective portion of the derivatives is primarily related to option premiums and discounts or premiums on forward contracts. All derivative contracts generally mature within six months.

    The Company hedges its net asset (balance sheet) position with forward exchange contracts. Since these derivatives hedge existing net assets that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. The changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other income/expense on the income statement.

   The Company uses forward exchange and option contracts to hedge a portion of its forecasted transactions. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income/(expense) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income/(expense) to the income statement, in revenue and expense, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income/(expense) will be reclassified to the other income/expense line of the income statement in the then-current period.

    As a result of adoption of SFAS 133, the Company recorded an unrealized gain of $340 in accumulated other comprehensive income/(expense) to recognize the fair value of derivative instruments that are designated as cash-flow hedging instruments. In addition, net realized losses of $2,720 from derivatives designated as cash-flow hedging instruments have been recorded in accumulated other comprehensive income/(expense). The Company recorded in revenue and expense as appropriate, approximately $3,450 in net gains from cash flow hedges related to items forecasted for the first quarter of 1999. The amount that will be reclassified from other accumulated comprehensive income/(expense) to earnings over the next twelve months is a charge of approximately $2,380. The Company did not record any cumulative adjustment to earnings from derivatives designated as fair value hedges, as these hedges were previously carried at fair value, with all changes in fair value recorded to the income statement.

                          EMC CORPORATION

        (in thousands, except share and per share amounts)


    As permitted with the adoption of SFAS133, the Company also reclassified $602,575 of held-to-maturity securities as "available for sale." This reclassification resulted in an immaterial adjustment recorded to accumulated other comprehensive income/(expense) to reflect the difference between the carrying cost and market value of these securities. The net unrealized loss on available for sale securities at March 31, 1999 was $2,705.


6.  Segment Information

    The Company operates exclusively in the enterprise storage market. Substantially all of the Company's revenues are generated from the sale or license of storage-related hardware and software and the sale of related services. The classes of products and services are included in the following table:

                                  March 31,    March 31,
                                    1999         1998

   Enterprise storage hardware  $  861,121      $698,755
   Enterprise storage software     155,419        65,994
   Enterprise switching products    39,007        41,184
   Service and rental               72,408        22,418
     Total revenue              $1,127,955      $828,351

     The Company's sales are attributed to geographic areas according to the customer's location. Revenues and identifiable assets by geographic area are included in the following table:


                                   Europe,
                    North/Latin Middle East,  Asia  Intercompany  Consolidated
                      America      Africa   Pacific Eliminations     Total
Sales
 March 31, 1999     $  720,536  $  339,600  $ 67,819      -       $1,127,955
 March 31, 1998        489,265     262,082    77,004      -          828,351

Identifiable assets
 March 31, 1999     $3,280,152  $1,548,144  $151,216  $(120,884)  $4,858,628
 December 31, 1998   3,162,263   1,437,871   147,379   (178,942)   4,568,571


7.  Subsequent Events

    At the Annual Meeting of Stockholders held on May 5, 1999, the Company's stockholders elected Michael J. Cronin, Maureen E. Egan and W. Paul Fitzgerald to the Board of Directors for a three-year term, approved the amendment to the Company's Articles of Organization to increase the number of shares of authorized common stock to 3,000,000,000 shares, and approved the addition of 8,500,000 shares of common stock to the Company's 1993 Stock Option Plan and the addition of 2,200,000 shares of common stock to the Company's 1989 Employee Stock Purchase Plan.

                          EMC CORPORATION

        (in thousands, except share and per share amounts)


  The Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on February 24, 1999. Implementation of the stock split was subject to stockholder approval of an increase in the number of shares of authorized common stock to 3,000,000,000 shares, which approval was received at the Company's Annual Meeting of Stockholders. The stock split will be payable on or about May 28, 1999 to stockholders of record as of the close of business on May 14, 1999. Because stockholder approval was pending as of the end of the first quarter of 1999, financial information contained elsewhere in this document has not been adjusted to reflect the impact of the stock split.

  Earnings per share amounts, after giving retroactive effect to the two-for-one stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements.

                                      Q1 1999          Q1 1998

Net income per weighted average            $0.22           $0.15
  share, basic
Net income per weighted averages           $0.20           $0.14
  share, diluted
Weighted average shares, basic     1,008,953,966     994,468,994
Weighted average shares, diluted   1,091,292,180   1,070,239,220

                          EMC CORPORATION

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with ''Factors That May Affect Future Results'' set forth on page 16 and in EMC's other filings with the U.S. Securities and Exchange Commission.

All dollar amounts in this Management's Discussion and Analysis are in millions.

Results of Operations - First Quarter of 1999 compared to First
Quarter of 1998

 Revenues

   Total revenues for the first quarter of 1999 were $1,128.0 compared to $828.4 for the first quarter of 1998, an increase of $299.6 or 36%.

   Enterprise systems revenues from products sold directly and through resellers and original equipment manufacturers ("OEMs") were $861.1 in the first quarter of 1999, compared to $698.8 in the first quarter of 1998, an increase of $162.3 or 23%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

   Enterprise software revenues from products sold directly and through resellers and OEMs were $155.4 in the first quarter of 1999 compared to $66.0 in the first quarter of 1998, an increase of $89.4 or 136%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems both newly shipped and already installed, and the successful introduction of new and enhanced software products.

  Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $39.0 in the first quarter of 1999, compared to $41.2 in the first quarter of 1998, a decrease of $2.2 or 5%, due primarily to the product transition from ESCON-based to fibre-channel-based directors.

   Service and rental revenues were $72.4 in the first quarter of 1999, compared to $22.4 in the first quarter of 1998, an increase of $50.0 or 223%, primarily as a result of the growth of EMC professional services and the revenues from the professional services businesses Groupe MCI and Millennia III, Inc., acquired during the second and third quarters of 1998.

   In January 1999, EMC and HP extended their worldwide reseller agreement for another three years. Revenues under this agreement were $146.7 and $156.8, or 13% and 19% of total revenues, for the first quarters of 1999 and 1998, respectively. On May 5, 1999, HP announced that it had entered into joint technology and OEM agreements with Hitachi, Limited and Hitachi Data Systems for high-end enterprise storage systems.

   In March 1999, the Company announced a five-year strategic technology and business alliance with IBM. Under the terms of the accord, the Company will continue to purchase IBM disk drives for incorporation into EMC's Symmetrix Enterprise Storage systems.
The alliance also provides for a broad patent cross-license between the two companies for storage and other technologies.

  Revenues on sales into the North American markets were $704.1 in the first quarter of 1999 compared to $481.7 in the first quarter of 1998, an increase of $222.4 or 46%. The revenue growth reflects continued strong demand for the Company's products and services.

   Revenues on sales into the markets of Europe, the Middle East and Africa were $339.6 in the first quarter of 1999 compared to $262.1 in the first quarter of 1998, an increase of $77.5 or 30%.

   Revenues on sales into the markets of the Asia Pacific region were $67.8 in the first quarter of 1999 compared to $77.0 in the first quarter of 1998, a decrease of $9.2 or 12%. The decrease is principally attributable to the current economic trends affecting the Asia Pacific markets.

   Revenues on sales into the markets of Latin America were $16.5 in the first quarter of 1999 compared to $7.5 in the first quarter of 1998, an increase of $9.0 or 119%. The increase was primarily due to the Company's efforts to expand its business in this region.

 Gross Margins

   Gross  margins  increased to 53.2% of  revenues  in  the  first quarter  of  1999,  compared to 48.0% of  revenues  in  the  first quarter of 1998. This increase is primarily attributable to increased licensing of the Company's enterprise software, which has higher gross margins than sales of enterprise systems. Other factors contributing to the increase include the impact of component cost declines being greater than the impact of product price declines and a trend towards larger configurations of enterprise systems. The Company currently believes that product price declines will continue.

 Research and Development

   Research and development ("R&D") expenses were $100.7 and $65.7 in the first quarters of 1999 and 1998, respectively, an increase of $35.0 or 53%. R&D expenses were 8.9% and 7.9% of revenues in the first quarters of 1999 and 1998, respectively. The increase reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, enhancements to the Symmetrix family of products, new and enhanced enterprise storage software products and fibre channel connectivity. The Company expects to continue to spend substantial amounts for R&D for the balance of 1999 and thereafter.

 Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses were $224.6 and $153.5 in the first quarters of 1999 and 1998, respectively, an increase of $71.1 or 46%. SG&A expenses were 19.9% and 18.5% of revenues in the first quarters of 1999 and 1998, respectively. The dollar increase primarily reflects the Company's objective of building an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

 Investment Income and Interest Expense

   Investment income was $25.6 in the first quarter of 1999 compared with $22.5 in the first quarter of 1998. Interest income was earned from investments in cash equivalents and short and long-
term  investments.   Investment  income  increased  in  the  first
quarter of 1999 primarily due to higher cash and investment balances which were derived from operations.

   Interest expense increased to $5.2 in the first quarter of 1999 from $4.7 in the first quarter of 1998.

 Provision for Income Taxes

   The provision for income taxes was $73.6 and $48.7 in the first quarters of 1999 and 1998, respectively, which resulted in an effective tax rate of 25.0% in each period. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing.

 Financial Condition

   Cash and cash equivalents and short and long-term investments were $2,275.1 and $2,092.8 at March 31, 1999 and December 31,
1998, respectively, an increase of $182.3. Cash provided by operating activities for the first three months of 1999 was $268.6, generated primarily from net income. Cash used by investing activities was $159.9, principally from the purchases of short and long-term investments and additions to property, plant and equipment. Cash provided by financing activities was $2.1, principally from the issuance of common stock from stock option exercises, offset by payments of short and long-term obligations.

   At March 31, 1999, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

 Adoption of New Accounting Pronouncement

    In June 1998, FASB issued SFAS 133. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income/(expense), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a
forecasted  transaction,  changes  in  the  fair  value   of   the
derivative instrument will be reported in accumulated other comprehensive income/(expense). The gains and losses on the derivative instrument that are reported in accumulated other comprehensive income/(expense) will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company adopted SFAS 133 on January 1, 1999. (See Note 5 to the Company's Interim Consolidated Financial Statements.)


 Year 2000 Issues

   The  information  provided  below  constitutes  a  ''Year  2000
Readiness  Disclosure''  under  the  Year  2000  Information   and
Readiness Disclosure Act.

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

   The Company has completed an assessment of the hardware and software in its core business information systems and has substantially completed the necessary modifications. The Company has also completed an assessment of the hardware and software in other information systems used in its operations and has completed a majority of the necessary modifications. In addition, the Company has completed an assessment of the hardware and software used in its business that is not supported by the Company's information system department. A majority of the necessary modifications have also been completed for such hardware and software.

   The Company has contacted key vendors and suppliers and other third parties whose systems failures could potentially have a significant impact on the Company's operations. The Company has received certifications of Year 2000 compliance from many of its key vendors and suppliers. The Company continues to make progress in receiving certifications of Year 2000 compliance from other key vendors and suppliers and in assessing questionnaire responses and related information from such third parties.

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

   The Company continues to assess the need for a Year 2000 contingency plan. However, the Company anticipates that its Year 2000 conversion program will be completed far enough in advance of January 1, 2000 so as to formulate a contingency plan at such time, if necessary. The Company expects its contingency plan, if developed, would include, among other things, manual ''work-arounds'' for hardware and software failures, as well as substitution of systems, if required.

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

    The legacy currencies will remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 ( the ''transition period''). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a ''no compulsion, no prohibition'' basis. However, conversion rates are no longer computed directly from one legacy currency to another. Instead, a triangular process is applied whereby an amount denominated in one legacy currency is first converted into the Euro. The resultant Euro-denominated amount is then converted into the third legacy currency.

    The Company has developed and implemented the necessary modifications for the technical adaptation of its internal IT and other systems to accommodate Euro-denominated transactions. The Company is continuing to assess certain business implications of conversion to the Euro, including the long term competitive implications of the conversion and the impact on market risk with respect to financial instruments. Management is also continuing to evaluate other impacts of this conversion on the Company, including the potential actions which may or may not be taken by the Company's competitors and suppliers.


 Factors That May Affect Future Results

   This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) component quality and availability; (ii) delays in the development of new technology and the transition to new products; (iii) competitive factors, including but not limited to pricing pressures, in the computer storage market; (iv) the relative and varying rates of product price and component cost declines; (v) economic trends in various geographic markets and fluctuating currency exchange rates; (vi) deterioration or termination of the agreements with certain of the Company's resellers or OEMs; (vii) the uneven pattern of quarterly sales; (viii) risks associated with acquisitions; (ix) Year 2000 issues; and (x) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the U.S. Securities and Exchange Commission.

                          EMC CORPORATION

                             PART II.
                         OTHER INFORMATION

Item 1.   Legal Proceedings

  In December 1997, NewFrame Corporation Ltd. (''NewFrame'') filed suit against the Company in the United States District Court for the District of Massachusetts. The suit contains a variety of allegations relating to the Company's use of NewFrame's software developments, including various contract claims and breach of fiduciary duty, and seeks monetary damages relating primarily to lost future profits. The Company filed a motion to dismiss the complaint, which was granted in part. The parties reached a negotiated resolution of this matter in April 1999.

   In January 1998, Storage Technology Corporation (''STK'') filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent covering virtual tape and seeking preliminary and permanent injunctions and unspecified damages. The Company's response raised as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the ''License Agreement''). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. The Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed an appeal of the Court's ruling.

   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.


Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

     3.1  Articles of Amendment to EMC Corporation's Restated
          Articles of Organization, as amended (filed herewith).

      27  Financial Data Schedule (filed herewith).

 (b) Reports on Form 8-K

   On February 25, 1999, the registrant filed a report on Form 8-K reporting under Item 5, Board approval of a 2-for-1 stock split of its common stock to be effected in the form of a 100% stock dividend, with a record date of May 14, 1999 and a distribution date of May 28, 1999, subject to obtaining stockholder approval of an amendment to the registrant's charter to increase the number of shares of authorized common stock.

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EMC CORPORATION

Date: May 13, 1999

                                 By: /s/COLIN G. PATTESON
                                     Colin G. Patteson
                                     Senior Vice President,
                                     Chief Administrative  Officer
                                      and Treasurer
                                     (Principal Financial Officer)


                                 By: /s/WILLIAM J. TEUBER, JR.
                                     William J. Teuber, Jr.
                                     Vice President and Chief
                                      Financial Officer
                                     (Principal Accounting Officer)

                           EXHIBIT INDEX


Exhibit 3.1 Articles of Amendment to EMC Corporation's Restated Articles of Organization, as amended (filed herewith).

Exhibit   27  Financial Data Schedule (filed herewith).