Form 10-Q
period 1999-06-30
EMC CORP
filed 1999-08-13
CIK 790070

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For The Quarter Ended: June 30, 1999       COMMISSION FILE NUMBER 1-9853


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

                  YES   X     NO
                       ---        ---

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



COMMON STOCK, PAR VALUE $.01 PER SHARE                   1,013,385,208
--------------------------------------            ----------------------------
               CLASS                             Outstanding as of June 30, 1999

                                EMC CORPORATION

                                                                                                       Page No
                                                                                                      ----------
Part I - Financial Information

   Consolidated Balance Sheets at June 30, 1999 and December 31, 1998...............................           3

   Consolidated Statements of Income for the Three and Six Months Ended June 30, 1999 and 1998......           4

   Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998............           5

   Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 1999
    and 1998........................................................................................           6

   Notes to Interim Consolidated Financial Statements...............................................        7-11

   Management's Discussion and Analysis of Financial Condition and Results of Operations............       12-17

Part II - Other Information.........................................................................       18-19

Signatures..........................................................................................          20

Exhibit Index.......................................................................................          21

                                EMC CORPORATION

                                    PART I.
                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   (UNAUDITED)
                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       1999                  1998
                                                                               -----------------      ---------------
ASSETS
Current assets:
  Cash and cash equivalents....................................................       $  666,774           $  705,177
  Short-term investments.......................................................          679,752              825,298
  Trade and notes receivable less allowance for doubtful accounts of
    $11,952 and $6,562 in 1999 and 1998, respectively..........................        1,135,956              984,412
  Inventories..................................................................          522,456              485,844
  Deferred income taxes........................................................           65,137               49,682
  Other assets.................................................................           62,570               54,400
                                                                                      ----------           ----------
Total current assets...........................................................        3,132,645            3,104,813
Long-term investments..........................................................        1,093,495              562,360
Notes receivable, net..........................................................           54,858               34,870
Property, plant and equipment, net.............................................          724,475              637,534
Deferred income taxes..........................................................           25,986                7,974
Intangible and other assets, net...............................................          237,606              221,020
                                                                                      ----------           ----------
  Total assets.................................................................       $5,269,065           $4,568,571
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations.....................................       $    8,939           $   29,361
  Accounts payable.............................................................          256,980              173,285
  Accrued expenses.............................................................          281,230              246,894
  Income taxes payable.........................................................          209,591              167,580
  Deferred revenue.............................................................           56,957               36,073
                                                                                      ----------           ----------
Total current liabilities......................................................          813,697              653,193
Deferred income taxes..........................................................           61,671               50,591
Long-term obligations:
  3 1/4 % convertible subordinated notes due 2002..............................          491,636              517,500
  Notes payable................................................................           14,001               21,396
Other liabilities..............................................................            1,539                1,755
                                                                                      ----------           ----------
  Total liabilities............................................................        1,382,544            1,244,435
                                                                                      ----------           ----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized 25,000,000 shares,
    none outstanding...........................................................               --                   --
  Common Stock, par value $.01; authorized 3,000,000,000 shares; issued
    1,013,385,208 and 1,007,266,980 in 1999 and 1998, respectively.............           10,134               10,073
  Additional paid-in capital...................................................          898,769              825,201
  Deferred compensation........................................................          (23,833)             (17,022)
  Retained earnings............................................................        3,014,283            2,504,719
    Unrealized gain/(loss) on investments......................................          (11,970)                 979
    Cumulative translation adjustment..........................................             (862)                 186
                                                                                      ----------           ----------
  Accumulated other comprehensive income/(expense).............................          (12,832)               1,165
                                                                                      ----------           ----------
     Total stockholders' equity................................................        3,886,521            3,324,136
                                                                                      ----------           ----------
        Total liabilities and stockholders' equity.............................       $5,269,065           $4,568,571
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

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     FOR THE                        FOR THE
                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             ------------------------      ----------------------------
                                                               JUNE 30,     JUNE 30,          JUNE 30,       JUNE 30,
                                                                 1999         1998              1999           1998
                                                             ----------    ----------       ------------   ------------
Revenues:
  Net sales...............................................   $1,209,968     $  918,822       $2,265,514     $1,724,755
  Service and rental......................................       81,855         33,180          154,264         55,598
                                                             ----------     ----------       ----------     ----------
                                                              1,291,823        952,002        2,419,778      1,780,353
Costs and expenses:
  Cost of sales and service...............................      570,816        467,480        1,098,225        898,616
  Research and development................................      110,904         74,228          211,626        139,903
  Selling, general and administrative.....................      245,089        177,353          469,688        330,849
                                                             ----------     ----------       ----------     ----------
Operating income..........................................      365,014        232,941          640,239        410,985
Investment income.........................................       26,875         23,954           52,457         46,461
Interest expense..........................................       (4,689)        (4,999)          (9,883)        (9,729)
Other income/(expense), net...............................       (2,016)           765           (3,394)          (236)
                                                             ----------     ----------       ----------     ----------
Income before taxes.......................................      385,184        252,661          679,419        447,481
Income tax provision......................................       96,296         63,165          169,855        111,870
                                                             ----------     ----------       ----------     ----------
Net income................................................   $  288,888     $  189,496       $  509,564     $  335,611
                                                             ==========     ==========       ==========     ==========
Net income per weighted average share, basic..............        $0.29          $0.19            $0.50          $0.34
                                                             ==========     ==========       ==========     ==========
Net income per weighted average share, diluted............        $0.27          $0.18            $0.47          $0.32
                                                             ==========     ==========       ==========     ==========
Weighted average shares, basic............................    1,012,960        997,296        1,010,974        995,888
Weighted average shares, diluted..........................    1,091,238      1,075,099        1,090,908      1,072,862


      The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                               --------------------------------------
                                                                                    JUNE 30,              JUNE 30,
                                                                                      1999                  1998
                                                                                 ----------------      ----------------
Cash flows from operating activities:
   Net income..................................................................       $ 509,564             $ 335,611
   Adjustments to reconcile net income to net cash provided/(used) by operating activities:
       Depreciation and amortization...........................................         140,346                89,482
       Deferred income taxes...................................................         (22,387)               (3,839)
       Net loss on disposal of property and equipment..........................             171                   597
       Tax benefit from stock options exercised................................          17,060                 9,970
       Minority interest.......................................................            (165)                  113
       Changes in assets and liabilities:
            Trade and notes receivable.........................................        (174,260)              (29,076)
            Inventories........................................................         (36,843)              (76,196)
            Other assets.......................................................         (45,102)              (26,780)
            Accounts payable...................................................          81,857                33,177
            Accrued expenses...................................................          34,480                35,697
            Income taxes payable...............................................          43,058                   889
            Deferred revenue...................................................          20,735                14,720
                                                                                      ---------             ---------
               Net cash provided by operating activities.......................         568,514               384,365
                                                                                      ---------             ---------
Cash flows from investing activities:
   Additions to property, plant and equipment..................................        (178,425)             (150,027)
   Proceeds from sales of property and equipment...............................               1                     6
   Capitalized software development costs......................................         (21,436)              (15,514)
   Maturity/(purchase) of short-term and long-term investments, net............        (398,538)             (187,613)
   Business acquisitions.......................................................              --               (19,700)
                                                                                      ---------             ---------
               Net cash used by investing activities...........................        (598,398)             (372,848)
                                                                                      ---------             ---------
Cash flows from financing activities:
   Issuance of common stock....................................................          17,661                16,418
   Payment of long-term and short-term obligations.............................         (29,716)               (8,747)
   Issuance of long-term and short-term obligations............................           1,900                10,632
                                                                                      ---------             ---------
                Net cash provided/(used) by financing activities...............         (10,155)               18,303
                                                                                      ---------             ---------
Effect of exchange rate changes on cash........................................           1,636                  (631)
Net increase/(decrease) in cash and cash equivalents...........................         (40,039)               29,820
Cash and cash equivalents at beginning of period...............................         705,177               954,595
                                                                                      ---------             ---------
Cash and cash equivalents at end of period.....................................       $ 666,774             $ 983,784
                                                                                      =========             =========
Non-cash activity:.............................................................
      Conversion of 3 1/4 % convertible subordinated notes.....................       $  25,864                    --
      Business acquisitions....................................................              --             $  22,300


   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)
                                  (UNAUDITED)



                                                                      FOR THE THREE             FOR THE SIX
                                                                      MONTHS ENDED              MONTHS ENDED
                                                                ------------------------------------------------
                                                                  JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,
                                                                    1999         1998        1999         1998
                                                                ------------------------------------------------
Net income......................................................  $288,888     $189,496    $509,564     $335,611
Other comprehensive income/(expense), net of tax:
 Foreign currency translation adjustments, net of tax of $290,
  $15, $(349), and $(70)........................................       869           45      (1,048)        (209)

 Unrealized gains/(losses) on investment securities and
  derivatives:
   Unrealized holding gains/(losses) arising during the period,
    net of tax $(2,295), $137, $(4,316), and $39................    (6,885)         409     (12,949)         116
                                                                  --------     --------    --------     --------
Other comprehensive income/(expense)............................    (6,016)         454     (13,997)         (93)
                                                                  --------     --------    --------     --------
Comprehensive income............................................  $282,872     $189,950    $495,567     $335,518
                                                                  ========     ========    ========     ========

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


 Accounting

   The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1999 and 1998.

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


2.  INVENTORIES

                                                 JUNE 30,         DECEMBER 31,
                                                   1999               1998
                                             --------------     --------------
Purchased parts..............................   $ 34,928           $ 29,562
Work-in-process..............................    303,213            283,815
Finished goods...............................    184,315            172,467
                                                --------           --------
                                                $522,456           $485,844
                                                ========           ========

                                EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.  Net Income Per Share

  Calculation of earnings per share is as follows:

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                ----------------------------------------
                                                                                    JUNE 30,                 JUNE 30,
                                                                                      1999                     1998
                                                                                ----------------          --------------
  Basic:
   Net income...............................................................      $      288,888          $      189,496
   Weighted average shares, basic...........................................       1,012,960,428             997,295,858
   Net income per share, basic..............................................      $         0.29          $         0.19
                                                                                  ==============          ==============

   Diluted:
   Net income...............................................................      $      288,888          $      189,496
   Add back of interest expense on convertible notes........................               3,936                   4,205
   Less tax effect of interest expense on convertible notes.................              (1,574)                 (1,682)
                                                                                  --------------          --------------
   Net income for calculating diluted earnings per share....................      $      291,250          $      192,019
   Weighted average shares..................................................       1,012,960,428             997,295,858
   Weighted common stock equivalents........................................          78,277,653              77,803,430
                                                                                  --------------          --------------
   Total weighted average shares, diluted...................................       1,091,238,081           1,075,099,288
   Net income per share, diluted............................................      $         0.27          $         0.18
                                                                                  ==============          ==============

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                ----------------------------------------
                                                                                    JUNE 30,                 JUNE 30,
                                                                                      1999                     1998
                                                                                ----------------          --------------
  Basic:
   Net income...............................................................      $      509,564          $      335,611
   Weighted average shares, basic...........................................       1,010,974,113             995,887,818
   Net income per share, basic..............................................      $         0.50          $         0.34
                                                                                  ==============          ==============

   Diluted:
   Net income...............................................................      $      509,564          $      335,611
   Add back of interest expense on convertible notes........................               8,141                   8,409
   Less tax effect of interest expense on convertible notes.................              (3,256)                 (3,364)
                                                                                  --------------          --------------
   Net income for calculating diluted earnings per share....................      $      514,449          $      340,656
   Weighted average shares..................................................       1,010,974,113             995,887,818
   Weighted common stock equivalents........................................          79,934,274              76,973,716
                                                                                  --------------          --------------
   Total weighted average shares, diluted...................................       1,090,908,387           1,072,861,534
   Net income per share, diluted............................................      $         0.47          $         0.32
                                                                                  ==============          ==============

                                EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  LITIGATION

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent covering virtual tape and seeking preliminary and permanent injunctions and unspecified damages. The Company's response raised as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the "License Agreement"). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. The Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed an appeal of the Court's ruling. The Court of Appeals for the Federal Court affirmed the lower court's ruling in July 1999.

   The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.


5.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income/(expense), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income/(expense). The gains and losses on the derivative instrument that are reported in accumulated other comprehensive income/(expense) will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

   The Company adopted SFAS 133 on January 1, 1999. As a result of this adoption, all derivatives are recognized on the balance sheet at fair value. The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount in the second quarter of 1999. The ineffective portion of the derivatives is primarily related to option premiums and discounts or premiums on forward contracts. All derivative contracts generally mature within six months.

                                EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


   The Company hedges its net asset (balance sheet) position with forward exchange contracts. Since these derivatives hedge existing net assets that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. The changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other income/(expense) on the income statement.

   The Company uses forward exchange and option contracts to hedge a portion of its forecasted transactions. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income/(expense) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income/(expense) to the income statement, in revenue and expense, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income/(expense) will be reclassified to the other income/(expense) line of the income statement in the then-current period.

   As a result of adoption of SFAS 133, the Company recorded an unrealized loss of $340 in accumulated other comprehensive income/(expense) to recognize the fair value of derivative instruments that are designated as cash-flow hedging instruments. In addition, net realized losses of $2,720 from derivatives designated as cash-flow hedging instruments have been recorded in accumulated other comprehensive income/(expense). The Company recorded in revenue and expense as appropriate, approximately $702 in net gains from cash flow hedges related to items forecasted for the second quarter of 1999 and approximately $4,152 in net gains from cash flow hedges related to items forecasted for the six months ended June 30, 1999. The amount that will be reclassified from other accumulated comprehensive income/(expense) to earnings over the next twelve months is a charge of approximately $1,090, net of tax. The Company did not record any cumulative adjustment to earnings from derivatives designated as fair value hedges, as these hedges were previously carried at fair value, with all changes in fair value recorded to the income statement.

   As permitted with the adoption of SFAS 133, the Company also reclassified $602,575 of held-to-maturity securities as "available for sale." This reclassification resulted in an immaterial adjustment recorded to accumulated other comprehensive income/(expense) to reflect the difference between the carrying cost and market value of these securities. The net unrealized loss on available for sale securities at June 30, 1999 was $10,880, net of tax.

                                EMC CORPORATION

               (in thousands, except share and per share amounts)


6.  SEGMENT INFORMATION

   The Company operates exclusively in the enterprise storage market. Substantially all of the Company's revenues are generated from the sale or license of storage-related hardware and software and the sale of related services. The classes of products and services are included in the following table:

                                                         FOR THE                    FOR THE
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                           -----------------------------    --------------------------
                                               JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                 1999           1998           1999            1998
                                           ---------------    ----------     -----------   -----------
Enterprise storage hardware................     $  985,514      $765,838      $1,846,635    $1,464,593
Enterprise storage software................        178,635        97,876         334,054       163,870
Enterprise switching products..............         45,819        55,108          84,826        96,292
Service and rental.........................         81,855        33,180         154,263        55,598
Total revenue..............................     $1,291,823      $952,002      $2,419,778    $1,780,353
                                                ==========      ========      ==========    ==========

   The Company's sales are attributed to geographic areas according to the customer's location. Revenues and identifiable assets by geographic area are included in the following table:

                                                   FOR THE                               FOR THE
                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      --------------------------------      --------------------------------
                                          JUNE 30,          JUNE 30,            JUNE 30,          JUNE 30,
                                            1999              1998                1999              1998
                                      --------------     -------------      --------------     -------------
SALES
North/Latin America...................    $  850,157          $585,621          $1,570,693        $1,074,886
Europe, Middle East, Africa...........       355,530           295,292             695,130           557,374
Asia Pacific..........................        86,136            71,089             153,955           148,093
                                          ----------          --------          ----------        ----------
Consolidated total....................    $1,291,823          $952,002          $2,419,778        $1,780,353
                                          ==========          ========          ==========        ==========

                                           JUNE 30,             DECEMBER 31,
                                             1999                   1998
                                      ---------------          --------------
Identifiable assets
North/Latin America...................     $3,627,278             $3,162,263
Europe, Middle East, Africa...........      1,729,271              1,437,871
Asia Pacific..........................        149,696                147,379
Intercompany eliminations.............       (237,180)              (178,942)
                                           ----------             ----------
Consolidated total....................     $5,269,065             $4,568,571
                                           ==========             ==========


7.  SUBSEQUENT EVENT

  On August 9, 1999, EMC announced that it would acquire Data General Corporation in a transaction intended to be accounted for as a pooling-of-interests. Under the terms of the agreement, EMC will issue 0.3262 of a share of EMC common stock for each share of Data General common stock, subject to certain adjustments. The transaction is valued at approximately $19.58 per Data General share, for a total consideration of approximately $1.1 billion, based upon the closing price per share of EMC common stock on August 6, 1999. Completion of the transaction is subject to approval of Data General stockholders and appropriate regulatory review, and is expected to occur before the end of 1999.

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


ALL DOLLAR AMOUNTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE IN MILLIONS.

RESULTS OF OPERATIONS - SECOND QUARTER OF 1999 COMPARED TO SECOND QUARTER OF
1998

 Revenues

  Total revenues for the second quarter of 1999 were $1,291.8 compared to $952.0 for the second quarter of 1998, an increase of $339.8 or 36%.

  Enterprise systems revenues from products sold directly and through resellers and original equipment manufacturers ("OEMs") were $985.5 in the second quarter of 1999, compared to $765.8 in the second quarter of 1998, an increase of $219.7 or 29%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

  Enterprise software revenues from products sold directly and through resellers and OEMs were $178.6 in the second quarter of 1999 compared to $97.9 in the second quarter of 1998, an increase of $80.7 or 83%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems, both newly shipped and already installed, and the successful introduction of new and enhanced software products.

  Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $45.8 in the second quarter of 1999, compared to $55.1 in the second quarter of 1998, a decrease of $9.3 or 17%, due primarily to the product transition from ESCON-based to fibre-channel-based directors.

  Service and rental revenues were $81.9 in the second quarter of 1999, compared to $33.2 in the second quarter of 1998, an increase of $48.7 or 147%, primarily as a result of the growth of EMC professional services and maintenance revenue.

  Revenues under the Company's reseller agreement with Hewlett-Packard Company ("HP") were $72.2 and $186.2, or 6% and 20% of total revenues, for the second quarter of 1999 and 1998, respectively. The Company and HP agreed to terminate this contract effective as of June 30, 1999.

  Revenues on sales into the North American markets were $814.6 in the second quarter of 1999 compared to $577.2 in the second quarter of 1998, an increase of $237.4 or 41%. The revenue growth reflects continued strong demand for the Company's products and services.

  Revenues on sales into the markets of Europe, the Middle East and Africa were $355.5 in the second quarter of 1999 compared to $295.3 in the second quarter of 1998, an increase of $60.2 or 20%.

  Revenues on sales into the markets of the Asia Pacific region were $86.1 in the second quarter of 1999 compared to $71.1 in the second quarter of 1998, an increase of $15.0 or 21%.

  Revenues on sales into the markets of Latin America were $35.6 in the second quarter of 1999 compared to $8.5 in the second quarter of 1998, an increase of $27.1 or 320%. The increase was primarily due to the Company's efforts to expand its business in this region.

 Gross Margins

  Gross margins increased to 55.8% of revenues in the second quarter of 1999, compared to 50.9% of revenues in the second quarter of 1998. This increase is primarily attributable to increased licensing of the Company's enterprise software, which has higher gross margins than sales of enterprise systems.
Other factors contributing to the increase include a larger percentage of direct sales, a trend towards larger configurations of enterprise systems, and the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

 Research and Development

  Research and development ("R&D") expenses were $110.9 and $74.2 in the second quarters of 1999 and 1998, respectively, an increase of $36.7 or 49%. R&D expenses were 8.6% and 7.8% of revenues in the second quarters of 1999 and 1998, respectively. The increase reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, enhancements to the Symmetrix family of products, new and enhanced enterprise storage software products and fibre channel connectivity. The Company expects to continue to spend substantial amounts for R&D for the balance of 1999 and thereafter.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $245.1 and $177.4 in the second quarters of 1999 and 1998, respectively, an increase of $67.7 or 38%. SG&A expenses were 19.0% and 18.6% of revenues in the second quarters of 1999 and 1998, respectively. This increase primarily reflects the Company's objective of building an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

 Investment Income and Interest Expense

  Investment income was $26.9 in the second quarter of 1999 compared with $24.0 in the second quarter of 1998. Interest income was earned from investments in cash equivalents and short and long-term investments. Investment income increased in the second quarter of 1999 primarily due to higher cash and investment balances which were derived from operations.

  Interest expense decreased to $4.7 in the second quarter of 1999 from $5.0 in the second quarter of 1998.

 Provision for Income Taxes

  The provision for income taxes was $96.3 and $63.2 in the second quarters of 1999 and 1998, respectively, which resulted in an effective tax rate of 25.0% in each period. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1999 COMPARED TO FIRST SIX MONTHS OF 1998

 Revenues

  Total revenues for the first six months of 1999 were $2,419.8 compared to $1,780.4 for the first six months of 1998, an increase of $639.4 or 36%.

  Enterprise systems revenues from products sold directly and through resellers and original equipment manufacturers ("OEMs") were $1,846.6 in the first six months of 1999, compared to $1,464.6 in the first six months of 1998, an increase of $382.0 or 26%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

  Enterprise software revenues from products sold directly and through resellers and OEMs were $334.1 in the first six months of 1999 compared to $163.9 in the first six months of 1998, an increase of $170.2 or 104%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems, both newly shipped and already installed, and the successful introduction of new and enhanced software products.

  Revenues from products sold by McDATA Corporation, primarily the ESCON Director series of products, were $84.8 in the first six months of 1999, compared to $96.3 in the first six months of 1998, a decrease of $11.5 or 12%, due primarily to the product transition from ESCON-based to fibre-channel-based directors.

  Service and rental revenues were $154.3 in the first six months of 1999, compared to $55.6 in the first six months of 1998, an increase of $98.7 or 177%, primarily as a result of the growth of EMC professional services and maintenance revenues.

  Revenues under the Company's reseller agreement with HP were $219.0 and $343.0, or 9% and 19% of total revenues, for the first six months of 1999 and 1998, respectively. The Company and HP agreed to terminate this contract effective as of June 30, 1999.

  In March 1999, the Company announced a five-year strategic technology and business alliance with IBM. Under the terms of the accord, the Company will continue to purchase IBM disk drives for incorporation into EMC's Symmetrix Enterprise Storage systems. The alliance also provides for a broad patent cross-license between the two companies for storage and other technologies.

  Revenues on sales into the North American markets were $1,518.6 in the first six months of 1999 compared to $1,058.9 in the first six months of 1998, an increase of $459.7 or 43%. The revenue growth reflects continued strong demand for the Company's products and services.

  Revenues on sales into the markets of Europe, the Middle East and Africa were $695.1 in the first six months of 1999 compared to $557.4 in the first six months of 1998, an increase of $137.7 or 25%.

  Revenues on sales into the markets of the Asia Pacific region were $154.0 in the first six months of 1999 compared to $148.1 in the first six months of 1998, an increase of $5.9 or 4%.

  Revenues on sales into the markets of Latin America were $52.1 in the first six months of 1999 compared to $16.0 in the first six months of 1998, an increase of $36.1 or 226%. The increase was primarily due to the Company's efforts to expand its business in this region.

Gross Margins

  Gross margins increased to 54.6% of revenues in the first six months of 1999, compared to 49.5% of revenues in the first six months of 1998. This increase is primarily attributable to increased licensing of the Company's enterprise software, which has higher gross margins than sales of enterprise systems.
Other factors contributing to the increase include a larger percentage of direct sales, a trend towards larger configurations of enterprise systems, and the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.


Research and Development

  Research and development ("R&D") expenses were $211.6 and $139.9 in the first six months of 1999 and 1998, respectively, an increase of $71.7 or 51%. R&D expenses were 8.7% and 7.9% of revenues in the first six months of 1999 and 1998, respectively. The increase reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, enhancements to the Symmetrix family of products, new and enhanced enterprise storage software products and fibre channel connectivity. The Company expects to continue to spend substantial amounts for R&D for the balance of 1999 and thereafter.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $469.7 and $330.8 in the first six months of 1999 and 1998, respectively, an increase of $138.9 or 42%. SG&A expenses were 19.4% and 18.6% of revenues in the first six months of 1999 and 1998, respectively. This increase primarily reflects the Company's objective of building an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

 Investment Income and Interest Expense

  Investment income was $52.5 in the first six months of 1999 compared with $46.5 in the first six months of 1998. Interest income was earned from investments in cash equivalents and short and long-term investments. Investment income increased in the first six months of 1999 primarily due to higher cash and investment balances which were derived from operations.

  Interest expense increased to $9.9 in the first six months of 1999 from $9.7 in the first six months of 1998.

 Provision for Income Taxes

  The provision for income taxes was $169.9 and $111.9 in the first six months of 1999 and 1998, respectively, which resulted in an effective tax rate of 25.0% in each period. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing.

Financial Condition

  Cash and cash equivalents and short and long-term investments were $2,440.0 and $2,092.8 at June 30, 1999 and December 31, 1998, respectively, an increase of $347.2. Cash provided by operating activities for the first six months of 1999 was $568.5, generated primarily from net income. Cash used by investing activities was $598.4, principally from the purchases of short and long-term investments and additions to property, plant and equipment. Cash used by financing activities was $10.2, principally from payments of short and long-term obligations offset by the issuance of common stock from stock option exercises.

  At June 30, 1999, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

 Adoption of New Accounting Pronouncement

   In June 1998, FASB issued SFAS 133. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income/(expense), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income/(expense). The gains and losses on the derivative instrument that are reported in accumulated other comprehensive income/(expense) will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company adopted SFAS 133 on January 1, 1999. (See Note 5 to the Company's Interim Consolidated Financial Statements.)


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

  The Company has completed an assessment of the hardware and software in its core business information systems and has substantially completed the necessary modifications. The Company has also completed an assessment of the hardware and software in other information systems used in its operations and has substantially completed the necessary modifications. In addition, the Company has completed an assessment of the hardware and software used in its business that is not supported by the Company's information system department. The necessary modifications have been substantially completed for such hardware and software.

  The Company has contacted key vendors and suppliers and other third parties whose systems failures could potentially have a significant impact on the Company's operations. The Company has received certifications of Year 2000 compliance from substantially all of its key vendors and suppliers. The Company continues to make progress in receiving certifications of Year 2000 compliance from other vendors and suppliers and in assessing questionnaire responses and related information from other third parties.

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

  The Company believes the assessment and remediation phases of its Year 2000 conversion program is substantially complete, although the testing phase and the contingency planning phase will continue extensively throughout 1999. The total cost of such program has not had, and the Company does not anticipate that the total cost of such program will have, a material effect on its business, results of operations or financial condition.

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

  The Company is currently developing a Year 2000 contingency plan. The Company expects its contingency plan will include, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required.

  Further information about the Company's Year 2000 readiness is available at the Company's website at http://www.emc.com/year2000/.

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

                                EMC CORPORATION

                                    PART II.
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  In January 1998, Storage Technology Corporation ("STK") filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company was infringing a patent covering virtual tape and seeking preliminary and permanent injunctions and unspecified damages. The Company's response raised as an affirmative defense that EMC was licensed to promote the use of, market, sell and make virtual tape products pursuant to a patent license agreement between EMC and STK dated April 11, 1996 (the "License Agreement"). After a trial held in August 1998, the court ruled that EMC is licensed to promote the use of, market, sell and make virtual tape products pursuant to the License Agreement. The Court found that STK's suit was without foundation and awarded costs to EMC. In October 1998, STK filed an appeal of the Court's ruling. The Court of Appeals for the Federal Court affirmed the lower court's ruling in July 1999.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders was held on May 5, 1999. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement and all such nominees were elected as Class III directors for a three-year term. In addition, the stockholders approved an amendment to the Corporation's Articles of Organization to increase the number of shares of authorized common stock to 3,000,000,000 shares, an amendment to the Company's 1993 Stock Option Plan to increase the number of shares available for grant under the plan by 8,500,000, and an amendment to the Company's 1989 Employee Stock Purchase Plan to increase the number of shares available for purchase under the plan by 2,200,000. The results of the votes for each of these proposals were as follows:

1. Election of Class III Directors:

                                                FOR                WITHHELD
                                           -------------          ----------
Michael J. Cronin.....................      426,671,566            6,398,765
Maureen E. Egan.......................      425,430,617            7,639,714
W. Paul Fitzgerald....................      425,311,838            7,758,493

In addition to these directors, the Company's other incumbent directors (Richard J. Egan, John F. Cunningham, John R. Egan, Joseph F. Oliveri and Michael Ruettgers) had terms that continued after the 1999 Annual Meeting.


2. To amend the Corporation's Articles of Organization:

For:.................................................       407,167,125
Against:.............................................        24,209,520
Abstain:.............................................         1,693,686

3. To amend the Company's 1993 Stock Option Plan:

For:.................................................       342,732,924
Against:.............................................        88,245,644
Abstain:.............................................         2,091,763


4. To amend the Company's 1989 Employee Stock Purchase Plan:

For:.................................................       426,135,455
Against:.............................................         4,883,519
Abstain:.............................................         2,051,357


ITEM 5.   OTHER INFORMATION

 John F. Cunningham resigned from the Board of Directors of the Company effective July 30, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

   27  Financial Data Schedule (filed herewith).

 (b) Reports on Form 8-K

  On May 6, 1999, the registrant filed a report on Form 8-K reporting under Item 5, stockholder approval of a 2-for-1 stock split of its common stock to be effected in the form of a 100% stock dividend, with a record date of May 14, 1999 and a distribution date of May 28, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMC CORPORATION

Date: August 13, 1999

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

EXHIBIT INDEX



Exhibit 27 Financial Data Schedule (filed herewith).