Form 10-Q
period 1999-09-30
EMC CORP
filed 1999-11-12
CIK 790070

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------
                                    FORM 10-Q
                                ----------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED:                      COMMISSION FILE NUMBER 1-9853
      SEPTEMBER 30, 1999


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


                             YES [X]     NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



    COMMON STOCK, PAR VALUE $.01 PER SHARE               1,017,505,161
    --------------------------------------             ------------------
                       CLASS                           OUTSTANDING AS OF
                                                       SEPTEMBER 30, 1999

================================================================================

                                 EMC CORPORATION

                                                                                                          Page No
                                                                                                          -------
Part I - Financial Information

   Consolidated Balance Sheets at September 30, 1999 and December 31, 1998..........................           3

   Consolidated Statements of Income for the Three and Nine Months Ended
    September 30, 1999 and 1998.....................................................................           4

   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998......           5

   Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
    September 30, 1999 and 1998.....................................................................           6


   Notes to Interim Consolidated Financial Statements...............................................        7-12

   Management's Discussion and Analysis of Financial Condition and Results of Operations............       13-19

Part II - Other Information.........................................................................          20

Signatures..........................................................................................          21

Exhibit Index.......................................................................................          22

                                 EMC CORPORATION

                                     PART I.
                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             (UNAUDITED)
                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1999              1998
                                                                             -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................      $   678,767       $   705,177
  Short-term investments ..............................................          579,057           825,298
  Trade and notes receivable less allowance for doubtful accounts of
    $13,061 and $6,562 in 1999 and 1998, respectively .................        1,260,744           984,412
  Inventories .........................................................          529,857           485,844
  Deferred income taxes ...............................................           74,583            49,682
  Other assets ........................................................           74,392            54,400
                                                                             -----------       -----------
Total current assets ..................................................        3,197,400         3,104,813
Long-term investments .................................................        1,373,132           562,360
Notes receivable, net .................................................           65,344            34,870
Property, plant and equipment, net ....................................          770,549           637,534
Deferred income taxes .................................................           30,699             7,974
Intangible and other assets, net ......................................          220,699           221,020
                                                                             -----------       -----------
  Total assets ........................................................      $ 5,657,823       $ 4,568,571
                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations ............................      $     8,849       $    29,361
  Accounts payable ....................................................          255,084           173,285
  Accrued expenses ....................................................          296,906           246,894
  Income taxes payable ................................................          186,176           167,580
  Deferred revenue ....................................................           69,509            36,073
                                                                             -----------       -----------
Total current liabilities .............................................          816,524           653,193
Deferred income taxes .................................................           69,678            50,591
Long-term obligations:
  3 1/4 % convertible subordinated notes due 2002 .....................          491,636           517,500
  Notes payable .......................................................           13,703            21,396
Other liabilities .....................................................            2,865             1,755
                                                                             -----------       -----------
  Total liabilities ...................................................        1,394,406         1,244,435
                                                                             -----------       -----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized 25,000,000 shares,
    none outstanding ..................................................             --                --
  Common Stock, par value $.01; authorized 3,000,000,000 shares; issued
     1,017,505,161 and 1,007,266,980 in 1999 and 1998, respectively ...           10,175            10,073
  Additional paid-in capital ..........................................          967,531           825,201
  Deferred compensation ...............................................          (20,805)          (17,022)
  Retained earnings ...................................................        3,323,845         2,504,719
  Accumulated other comprehensive income/(expense) ....................          (17,329)            1,165
                                                                             -----------       -----------
     Total stockholders' equity .......................................        4,263,417         3,324,136
                                                                             -----------       -----------
        Total liabilities and stockholders' equity ....................      $ 5,657,823       $ 4,568,571
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

                                 EMC CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               FOR THE                           FOR THE
                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   -------------------------------     -------------------------------
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        1999              1998              1999              1998
                                                    -----------       -----------       -----------       -----------
Revenues:
  Net sales ..................................      $ 1,244,414       $   945,806       $ 3,509,928       $ 2,670,561
  Service and rental .........................           89,242            56,735           243,506           112,333
                                                    -----------       -----------       -----------       -----------
                                                      1,333,656         1,002,541         3,753,434         2,782,894
Costs and expenses:
  Cost of sales and service ..................          566,615           478,187         1,664,840         1,376,803
  Research and development ...................          117,611            80,422           329,237           220,325
  Selling, general and administrative ........          261,638           193,068           731,326           523,917
                                                    -----------       -----------       -----------       -----------
Operating income .............................          387,792           250,864         1,028,031           661,849
Investment income ............................           32,039            25,765            84,496            72,226
Interest expense .............................           (4,337)           (4,862)          (14,220)          (14,591)
Other income/(expense), net ..................           (2,744)           (3,380)           (6,138)           (3,616)
                                                    -----------       -----------       -----------       -----------
Income before taxes ..........................          412,750           268,387         1,092,169           715,868
Income tax provision .........................          103,188            67,097           273,043           178,967
                                                    -----------       -----------       -----------       -----------
Net income ...................................      $   309,562       $   201,290       $   819,126       $   536,901
                                                    ===========       ===========       ===========       ===========
Net income per weighted average share, basic .      $      0.30       $      0.20       $      0.81       $      0.54
                                                    ===========       ===========       ===========       ===========
Net income per weighted average share, diluted      $      0.29       $      0.19       $      0.76       $      0.51
                                                    ===========       ===========       ===========       ===========
Weighted average shares, basic ...............        1,015,701         1,002,222         1,012,567           998,012
Weighted average shares, diluted .............        1,093,199         1,080,598         1,091,798         1,075,888


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                 EMC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                                     1999            1998
                                                                                  ---------       ---------
Cash flows from operating activities:
   Net income ..............................................................      $ 819,126       $ 536,901
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .......................................        225,812         142,995
       Deferred income taxes ...............................................        (28,539)            305
       Net loss on disposal of property and equipment ......................            562             646
       Tax benefit from stock options exercised ............................         42,155          23,470
       Minority interest ...................................................           (225)           (404)
       Changes in assets and liabilities:
            Trade and notes receivable .....................................       (305,928)        (60,745)
            Inventories ....................................................        (44,013)       (117,088)
            Other assets ...................................................        (58,224)        (32,554)
            Accounts payable ...............................................         81,288          32,689
            Accrued expenses ...............................................         49,964          51,039
            Income taxes payable ...........................................         18,597          (3,817)
            Deferred revenue ...............................................         33,398          25,029
            Other liabilities ..............................................          1,335          (1,040)
                                                                                  ---------       ---------
               Net cash provided by operating activities ...................        835,308         597,426
                                                                                  ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment ..............................       (277,250)       (280,677)
   Capitalized software development costs ..................................        (34,175)        (27,294)
   Maturity/(purchase) of short-term and long-term investments, net ........       (580,646)       (318,893)
   Business acquisitions ...................................................           --           (53,903)
                                                                                  ---------       ---------
               Net cash used by investing activities .......................       (892,071)       (680,767)
                                                                                  ---------       ---------
Cash flows from financing activities:
   Issuance of common stock ................................................         61,370          33,012
   Payment of long-term and short-term obligations .........................        (30,184)        (11,304)
   Issuance of long-term and short-term obligations ........................          1,978          11,558
                                                                                  ---------       ---------
               Net cash provided by financing activities ...................         33,164          33,266
                                                                                  ---------       ---------
Effect of exchange rate changes on cash ....................................         (2,811)           (794)
Net decrease in cash and cash equivalents ..................................        (23,599)        (50,075)
Cash and cash equivalents at beginning of period ...........................        705,177         954,595
                                                                                  ---------       ---------
Cash and cash equivalents at end of period .................................      $ 678,767       $ 903,726
                                                                                  =========       =========

Non-cash activity:
      Conversion of 3 1/4 % convertible subordinated notes to common stock .      $  25,864            --
      Business acquisitions ................................................           --         $  51,755


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                          FOR THE THREE                   FOR THE NINE
                                                                           MONTHS ENDED                   MONTHS ENDED
                                                                   -----------------------------  -----------------------------
                                                                   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                                        1999            1998           1999            1998
                                                                     ---------       ---------      ---------       ---------
Net income ....................................................      $ 309,562       $ 201,290      $ 819,126       $ 536,901
Other comprehensive income/(expense), net of tax:
 Foreign currency translation adjustments, net of tax of
  $(444), $16, $(793), and $(54) ..............................         (1,331)             47         (2,379)           (162)


 Unrealized gains/(losses) on investment securities and
  derivatives:
   Unrealized holding gains/(losses) arising during the period,
    net of tax of $(1,055), $1,963, $(5,372), and $2,001 ......         (3,166)          5,888        (16,115)          6,004

                                                                     ---------       ---------      ---------       ---------

Other comprehensive income/(expense) ..........................         (4,497)          5,935        (18,494)          5,842
                                                                     ---------       ---------      ---------       ---------
Comprehensive income ..........................................      $ 305,065       $ 207,225      $ 800,632       $ 542,743
                                                                     =========       =========      =========       =========

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

 Accounting

   On August 9, 1999, EMC announced that it would acquire Data General Corporation ("Data General"), a designer, manufacturer and marketer of CLARiiON mid-range storage products and AViiON high-end servers for fast growing segments of the server market. EMC completed this acquisition on October 12, 1999. (See
Note 7 "Subsequent Event.") The financial statements included in this Quarterly Report on Form 10-Q do not include the financial results of Data General.

   The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1999 and 1998.

   The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 11, 1999.


2. INVENTORIES

   Inventories consist of:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1999          1998
                                                     --------      --------
Purchased parts................................      $ 46,782      $ 29,562
Work-in-process ...............................       312,191       283,815
Finished goods ................................       170,884       172,467
                                                     --------      --------
                                                     $529,857      $485,844
                                                     ========      ========

                                 EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. Net Income Per Share

  Calculation of earnings per share is as follows:

                                                                     FOR THE THREE MONTHS ENDED
                                                                -------------------------------------
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                      1999                  1998
                                                                ---------------       ---------------
  Basic:
  Net income .............................................      $       309,562       $       201,290
  Weighted average shares, basic .........................        1,015,701,387         1,002,221,654
  Net income per share, basic ............................      $          0.30       $          0.20
                                                                ===============       ===============

  Diluted:
  Net income .............................................      $       309,562       $       201,290
  Add back of interest expense on convertible notes ......                4,037                 4,205
  Less tax effect of interest expense on convertible notes               (1,615)               (1,682)
                                                                ---------------       ---------------
  Net income for calculating diluted earnings per share ..      $       311,984       $       203,813
  Weighted average shares ................................        1,015,701,387         1,002,221,654
  Weighted common stock equivalents ......................           77,497,810            78,376,018
                                                                ---------------       ---------------
  Total weighted average shares, diluted .................        1,093,199,197         1,080,597,672
  Net income per share, diluted ..........................      $          0.29       $          0.19
                                                                ===============       ===============



                                                                      FOR THE NINE MONTHS ENDED
                                                                -------------------------------------
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                      1999                  1998
                                                                ---------------       ---------------
  Basic:
  Net income .............................................      $       819,126       $       536,901
  Weighted average shares, basic .........................        1,012,567,394           998,011,908
  Net income per share, basic ............................      $          0.81       $          0.54
                                                                ===============       ===============

  Diluted:
  Net income .............................................      $       819,126       $       536,901
  Add back of interest expense on convertible notes ......               12,178                12,614
  Less tax effect of interest expense on convertible notes               (4,871)               (5,046)
                                                                ---------------       ---------------
  Net income for calculating diluted earnings per share ..      $       826,433       $       544,469
  Weighted average shares ................................        1,012,567,394           998,011,908
  Weighted common stock equivalents ......................           79,230,984            77,876,346
                                                                ---------------       ---------------
  Total weighted average shares, diluted .................        1,091,798,378         1,075,888,254
  Net income per share, diluted ..........................      $          0.76       $          0.51
                                                                ===============       ===============

                                 EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



4. LITIGATION

  The Company acquired Data General on October 12, 1999. See Note 7 "Subsequent Event." Data General had filed two suits against International Business Machines Corporation ("IBM") in the United States District Court for the District of Massachusetts in Worcester alleging that certain IBM products were infringing certain Data General patents. Both suits seek compensatory damages and, where appropriate, injunctive relief. IBM's responses deny Data General's infringement claims and interpose counterclaims alleging that the CLARiiON storage systems infringe certain IBM patents. Trials have not yet commenced with respect to either suit and discovery in each case is ongoing.

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

   The Company adopted SFAS 133 on January 1, 1999. As a result of this adoption, all derivatives are recognized on the balance sheet at fair value.
The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount in the third quarter of 1999. The ineffective portion of the derivatives is primarily related to option premiums and discounts or premiums on forward contracts. All derivative contracts generally mature within six months.

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

   As a result of adoption of SFAS 133, the Company recorded an unrealized loss of $340 in accumulated other comprehensive income/(expense) to recognize the fair value of derivative instruments that are designated as cash-flow hedging instruments in the first quarter of 1999. In addition, net realized losses of $2,720 from derivatives designated as cash-flow hedging instruments have been recorded in accumulated other comprehensive income/(expense) in the first quarter of 1999. The Company recorded in revenue and expense as appropriate, approximately $9,420 in net losses from cash flow hedges related to items forecasted for the third quarter of 1999 and approximately $5,256 in net losses from cash flow hedges related to items forecasted for the nine months ended September 30, 1999. The amount that will be reclassified from other accumulated comprehensive income/(expense) to earnings over the next twelve months is a charge of approximately $2,370, net of tax.

   As permitted with the adoption of SFAS133, the Company also reclassified $602,575 of held-to-maturity securities as "available for sale" in the first quarter of 1999. This reclassification resulted in an immaterial adjustment recorded to accumulated other comprehensive income/(expense) to reflect the difference between the carrying cost and market value of these securities. The net unrealized loss on available for sale securities at September 30, 1999 was $12,766, net of tax.

                                 EMC CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. SEGMENT INFORMATION

   The Company operates exclusively in the enterprise storage market. See Note 7 "Subsequent Event." Substantially all of the Company's revenues are generated from the sale or license of storage-related hardware and software and the sale of related services. The classes of products and services are included in the following table:

                                             FOR THE                        FOR THE
                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                  -----------------------------   -----------------------------
                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                      1999            1998            1999            1998
                                   ----------      ----------      ----------      ----------
Enterprise storage hardware ..     $1,013,546      $  792,031      $2,860,181      $2,256,624
Enterprise storage software ..        206,598         117,541         540,651         281,411
Enterprise switching products          24,270          36,234         109,096         132,526
Service and rental ...........         89,242          56,735         243,506         112,333
                                   ----------      ----------      ----------      ----------
Total revenue ................     $1,333,656      $1,002,541      $3,753,434      $2,782,894
                                   ==========      ==========      ==========      ==========

   The Company's sales are attributed to geographic areas according to the customer's location. Revenues and identifiable assets by geographic area are included in the following table:

                                           FOR THE                        FOR THE
                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                -----------------------------   ----------------------------
                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                    1999            1998            1999            1998
                                 ----------      ----------      ----------      ----------
SALES
North/Latin America .......      $  870,801      $  639,667      $2,441,494      $1,714,553
Europe, Middle East, Africa         364,549         294,949       1,059,679         852,323
Asia Pacific ..............          98,306          67,925         252,261         216,018
                                 ----------      ----------      ----------      ----------
Consolidated total ........      $1,333,656      $1,002,541      $3,753,434      $2,782,894
                                 ==========      ==========      ==========      ==========

                                SEPTEMBER 30,     DECEMBER 31,
                                     1999              1998
                                 -----------       -----------
Identifiable assets
North/Latin America ........     $ 3,756,909       $ 3,162,263
Europe, Middle East, Africa        1,830,106         1,437,871
Asia Pacific ...............         164,882           147,379
Intercompany eliminations ..         (94,074)         (178,942)
                                 -----------       -----------
Consolidated total .........     $ 5,657,823       $ 4,568,571
                                 ===========       ===========

                                EMC CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



7. SUBSEQUENT EVENT

   On August 9, 1999, EMC announced that it would acquire Data General, a designer, manufacturer and marketer of CLARiiON mid-range storage products and AViiON high-end servers for fast growing segments of the server market. EMC completed this acquisition on October 12, 1999. In the acquisition, the outstanding common stock of Data General was converted into the right to receive an aggregate of approximately 16 million shares of EMC common stock, or 0.3125 shares of EMC common stock for each share of Data General common stock. The transaction was accounted for as a pooling-of-interests. A restructuring charge to operations by the combined company is expected to occur subsequent to the acquisition to reflect the combination of the two companies. This charge has not yet been finalized, but is expected to be at least $100 million and will be recorded in the fourth quarter of 1999, will include amounts with respect to payments under employment agreements, the elimination of excess facilities, the write-off of certain assets, changes to employee benefit plans, transaction costs, severance costs and other related costs.

   The financial statements included in this Quarterly Report on Form 10-Q do not include the financial results of Data General. The following pro forma financial data summarizes the consolidated results of operations for the periods indicated, assuming the acquisition of Data General had taken place prior to September 30, 1999 and restates the periods presented to reflect this transaction (on an unaudited basis). Prior to fiscal year 1999, Data General's fiscal year ended on the last Saturday in September.


                                                          Pro Forma
                                                  For the Nine Months Ended(1)
                                                 -----------------------------
                                                 September 30,   September 30,
                                                     1999            1998
                                                  ----------      ----------
Net sales ..................................      $4,839,857      $3,879,728
Net income (2) (3) .........................         803,964         381,008
Net income per common share (2) (3)
      Basic ................................      $      .78      $     0.37
      Diluted ..............................      $      .73      $     0.36


(1) The unaudited pro forma financial data for the nine months ended September 30, 1999 and 1998 combine the unaudited historical consolidated statements of operations of EMC for the nine months ended September 30, 1999 and 1998 and the unaudited historical consolidated statements of operations of Data General for the nine months ended September 30, 1999 and September 26, 1998.

(2) The unaudited pro forma financial data for the nine months ended September 30, 1999 does not include any of the restructuring charges or any adjustments related to recording the tax attributes of the combined company.

(3) Net income includes a one time restructuring charge of $135 million incurred by Data General in 1998.

                                 EMC CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on page 19 and with EMC's other filings with the Commission.
--------------------------------------------------------------------------------

ALL DOLLAR AMOUNTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE IN MILLIONS.

RESULTS OF OPERATIONS-THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998

 Revenues

  Total revenues for the third quarter of 1999 were $1,333.7 compared to $1,002.5 for the third quarter of 1998, an increase of $331.2 or 33%.

  Enterprise systems revenues from products sold directly and through resellers and original equipment manufacturers ("OEMs") were $1,013.5 in the third quarter of 1999, compared to $792.0 in the third quarter of 1998, an increase of $221.5 or 28%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

  Enterprise software revenues from products sold directly and through resellers and OEMs were $206.6 in the third quarter of 1999 compared to $117.5 in the third quarter of 1998, an increase of $89.1 or 76%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems, both newly shipped and already installed, and the successful introduction of new and enhanced software products.

  Revenues from enterprise switching products sold by McDATA Corporation, primarily the ESCON director series of products, were $24.3 in the third quarter of 1999, compared to $36.2 in the third quarter of 1998, a decrease of $11.9 or 33%, due to a reduction in orders for ESCON directors from IBM. The Company anticipates that revenues from ESCON directors will remain at these lower levels.

  Service and rental revenues were $89.2 in the third quarter of 1999, compared to $56.7 in the third quarter of 1998, an increase of $32.5 or 57%, primarily as a result of the growth of EMC professional services and maintenance revenue.

  There were no revenues under the Company's reseller agreement with Hewlett-Packard Company ("HP") for the third quarter of 1999. Revenues under the agreement were $164.7, or 16% of total revenues, for the third quarter of 1998. The Company and HP agreed to terminate this contract effective as of June 30, 1999.

  Revenues on sales into the North American markets were $838.7 in the third quarter of 1999 compared to $624.1 in the third quarter of 1998, an increase of $214.6 or 34%. The revenue growth reflects continued strong demand for the Company's products and services.

  Revenues on sales into the markets of Europe, the Middle East and Africa were $364.5 in the third quarter of 1999 compared to $294.9 in the third quarter of 1998, an increase of $69.6 or 24%. The revenue growth reflects continued strong demand for the Company's products and services across this region.

  Revenues on sales into the markets of the Asia Pacific region were $98.3 in the third quarter of 1999 compared to $67.9 in the third quarter of 1998, an increase of $30.4 or 45%. The increase was due to the Company's efforts to expand its business in this region combined with strong demand for the Company's products and services.

  Revenues on sales into the markets of Latin America were $32.1 in the third quarter of 1999 compared to $15.6 in the third quarter of 1998, an increase of $16.5 or 106%. The increase was due to the Company's efforts to expand its business in this region combined with strong demand for the Company's products and services.

 Gross Margins

  Gross margins increased to 57.5% of revenues in the third quarter of 1999, compared to 52.3% of revenues in the third quarter of 1998. This increase is primarily attributable to increased licensing of the Company's enterprise software, which has higher gross margins than sales of enterprise systems.
Other factors contributing to the increase include a larger percentage of direct sales, a trend towards larger configurations of enterprise systems, and the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

 Research and Development

  Research and development ("R&D") expenses were $117.6 and $80.4 in the third quarters of 1999 and 1998, respectively, an increase of $37.2 or 46%. R&D expenses were 8.8% and 8.0% of revenues in the third quarters of 1999 and 1998, respectively. The increase reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, enhancements to the Symmetrix family of products, new and enhanced enterprise storage software products and fibre channel connectivity. The Company expects to continue to spend substantial amounts for R&D for the balance of 1999 and thereafter.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $261.6 and $193.1 in the third quarters of 1999 and 1998, respectively, an increase of $68.5 or 36%. SG&A expenses were 19.6% and 19.3% of revenues in the third quarters of 1999 and 1998, respectively. This increase primarily reflects the Company's objective of building an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues. The increase also reflects the Company's expanded direct sales presence where it previously relied upon resellers.

 Investment Income and Interest Expense

  Investment income was $32.0 in the third quarter of 1999 compared with $25.8 in the third quarter of 1998. Interest income was earned from investments in cash equivalents and short and long-term investments. Investment income increased in the third quarter of 1999 primarily due to higher cash and investment balances which were derived from operations.

  Interest expense decreased to $4.3 in the third quarter of 1999 from $4.9 in the third quarter of 1998. This decrease is attributable to conversions of the Company's 3 1/4% convertible subordinated notes due 2002 in the first and second quarters of 1999.

 Provision for Income Taxes

  The provision for income taxes was $103.2 and $67.1 in the third quarters of 1999 and 1998, respectively, which resulted in an effective tax rate of 25.0% in each period. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing. The Company anticipates the effective tax rate will remain at 25% for the fourth quarter of 1999 prior to the impact of the restructuring charge or adjustments related to recording the tax attributes of the combined company (see Note 7 "Subsequent Event" to EMC's interim unaudited consolidated financial statements included elsewhere herein) and will increase in fiscal 2000.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1999 COMPARED TO
FIRST NINE MONTHS OF 1998

 Revenues

  Total revenues for the first nine months of 1999 were $3,753.4 compared to $2,782.9 for the first nine months of 1998, an increase of $970.5 or 35%.

  Enterprise systems revenues from products sold directly and through resellers and original equipment manufacturers ("OEMs") were $2,860.2 in the first nine months of 1999, compared to $2,256.6 in the first nine months of 1998, an increase of $603.6 or 27%. The increase was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

  Enterprise software revenues from products sold directly and through resellers and OEMs were $540.7 in the first nine months of 1999 compared to $281.4 in the first nine months of 1998, an increase of $259.3 or 92%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems, both newly shipped and already installed, and the successful introduction of new and enhanced software products.

  Revenues from enterprise switching products sold by McDATA Corporation, primarily the ESCON director series of products, were $109.1 in the first nine months of 1999, compared to $132.5 in the first nine months of 1998, a decrease of $23.4 or 18%, due to a reduction in orders for ESCON directors from IBM. The Company anticipates that revenues from ESCON directors will remain at these lower levels.

  Service and rental revenues were $243.5 in the first nine months of 1999, compared to $112.3 in the first nine months of 1998, an increase of $131.2 or 117%, primarily as a result of the growth of EMC professional services and maintenance revenues.

  Revenues under the Company's reseller agreement with HP were approximately $219.0 and $507.7, or 6% and 18% of total revenues, for the first nine months of 1999 and 1998, respectively. The Company and HP agreed to terminate this contract effective as of June 30, 1999.

  Revenues on sales into the North American markets were $2,357.3 in the first nine months of 1999 compared to $1,683.0 in the first nine months of 1998, an increase of $674.3 or 40%. The revenue growth reflects continued strong demand for the Company's products and services.

  Revenues on sales into the markets of Europe, the Middle East and Africa were $1,059.7 in the first nine months of 1999 compared to $852.3 in the first nine months of 1998, an increase of $207.4 or 24%. The revenue growth reflects continued strong demand for the Company's products and services across this region.

  Revenues on sales into the markets of the Asia Pacific region were $252.3 in the first nine months of 1999 compared to $216.0 in the first nine months of 1998, an increase of $36.3 or 17%. The increase was due to the Company's efforts to expand its business in this region combined with strong demand for the Company's products and services.

  Revenues on sales into the markets of Latin America were $84.2 in the first nine months of 1999 compared to $31.6 in the first nine months of 1998, an increase of $52.6 or 167%. The increase was due to the Company's efforts to expand its business in this region combined with strong demand for the Company's products and services.

  In March 1999, the Company announced a five-year strategic technology and business alliance with IBM. Under the terms of the accord, the Company will continue to purchase IBM disk drives for incorporation into EMC's Symmetrix Enterprise Storage systems. The alliance also provides for a broad patent cross-license between the two companies for storage and other technologies.

 Gross Margins

  Gross margins increased to 55.6% of revenues in the first nine months of 1999, compared to 50.5% of revenues in the first nine months of 1998. This increase is primarily attributable to increased licensing of the Company's enterprise software, which has higher gross margins than sales of enterprise systems.
Other factors contributing to the increase include a larger percentage of direct sales, a trend towards larger configurations of enterprise systems, and the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

 Research and Development

  Research and development ("R&D") expenses were $329.2 and $220.3 in the first nine months of 1999 and 1998, respectively, an increase of $108.9 or 49%. R&D expenses were 8.8% and 7.9% of revenues in the first nine months of 1999 and 1998, respectively. The increase reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, enhancements to the Symmetrix family of products, new and enhanced enterprise storage software products and fibre channel connectivity. The Company expects to continue to spend substantial amounts for R&D for the balance of 1999 and thereafter.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses were $731.3 and $523.9 in the first nine months of 1999 and 1998, respectively, an increase of $207.4 or 40%. SG&A expenses were 19.5% and 18.8% of revenues in the first nine months of 1999 and 1998, respectively. This increase primarily reflects the Company's objective of building an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues. In addition, the Company has increased its direct sales presence where it previously relied upon resellers.

 Investment Income and Interest Expense

  Investment income was $84.5 in the first nine months of 1999 compared with $72.2 in the first nine months of 1998. Interest income was earned from investments in cash equivalents and short and long-term investments. Investment income increased in the first nine months of 1999 primarily due to higher cash and investment balances which were derived from operations.

  Interest expense decreased to $14.2 in the first nine months of 1999 from $14.6 in the first nine months of 1998.

 Provision for Income Taxes

  The provision for income taxes was $273.0 and $179.0 in the first nine months of 1999 and 1998, respectively, which resulted in an effective tax rate of 25.0% in each period. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing. The Company anticipates the effective tax rate will remain at 25% for the fourth quarter of 1999 prior to the impact of the restructuring charge or adjustments related to recording the tax attributes of the combined company (see Note 7 "Subsequent Event" to EMC's interim unaudited consolidated financial statements included elsewhere herein) and will increase in fiscal 2000.

 Financial Condition

  Cash and cash equivalents and short and long-term investments were $2,631.0 and $2,092.8 at September 30, 1999 and December 31, 1998, respectively, an increase of $538.2. Cash provided by operating activities for the first nine months of 1999 was $835.3, generated primarily from net income. Cash used by investing activities was $892.1, principally from the purchases of short and long-term investments and additions to property, plant and equipment. Cash provided by financing activities was $33.2, principally from the issuance of common stock from stock option exercises, offset by payments of short and long-term obligations.

  At September 30, 1999, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

 Adoption of New Accounting Pronouncement

   In June 1998, FASB issued SFAS 133 which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 1999. (See Note 5 "Adoption of New Accounting Pronouncement" to EMC's interim unaudited consolidated financial statements included elsewhere herein.)

 Data General Acquisition

  On October 12, 1999, EMC completed its acquisition of Data General, a designer, manufacturer and marketer of CLARiiON mid-range storage products and AViiON high-end servers for fast growing segments of the server market. In the acquisition, the outstanding common stock of Data General was converted into the right to receive an aggregate of approximately 16 million shares of EMC common stock, or 0.3125 shares of EMC common stock for each share of Data General common stock. The transaction was accounted for as a pooling-of-interests. A restructuring charge to operations by the combined company is expected to occur subsequent to the acquisition to reflect the combination of the two companies. This charge, which has not yet been finalized, will include amounts with respect to payments under employment agreements, the elimination of excess facilities, the write-off of certain assets, changes to employee benefit plans, transaction costs, severance costs and other related costs. See Note 7 "Subsequent Event" to EMC's interim unaudited consolidated financial statements included elsewhere herein.

 Year 2000 Issues

  The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

  Certain computer hardware and software is unable to appropriately interpret the upcoming calendar year 2000. These systems and software refer to years in terms of their final two digits only and may interpret the year 2000 as the year 1900 in error. Therefore, they will need to be modified prior to the year 2000 in order to remain functional. EMC has established a Year 2000 program that involves assessing EMC's key hardware and software, assessing Year 2000 compliance by third parties with which EMC has a material relationship, assessing Year 2000 compliance of EMC's products, and modifying and testing hardware and software in EMC's internal systems and products, where necessary.

  EMC has completed an assessment of the hardware and software in its core business information systems and has substantially completed the necessary modifications. EMC has also completed an assessment of the hardware and software in other information systems used in its operations and has substantially completed the necessary modifications. In addition, EMC has completed an assessment of the hardware and software used in its business that is not supported by EMC's information system department. The necessary modifications have been completed for such hardware and software.

  EMC has contacted key vendors and suppliers and other third parties whose systems failures could potentially have a significant impact on EMC's operations. EMC has received certifications of Year 2000 compliance from all of its key vendors and suppliers. EMC has received certifications or statements of Year 2000 compliance from other vendors and suppliers and has assessed questionnaire responses and related information from other third parties.

  EMC has designed and tested the current versions of its Symmetrix series of products and the current versions of its other products to be Year 2000 compliant. Some of EMC's customers are running earlier versions of its Symmetrix series of products and other products that have not been tested for Year 2000 compliance. EMC has made upgrades available for the older versions of its Symmetrix series of products and for certain other of its older products so that such products will test as Year 2000 compliant.

  EMC believes the assessment and remediation phases of its Year 2000 conversion program are complete, although the testing phase and the contingency planning phase will continue extensively throughout 1999. The total cost of such program has not had, and EMC does not anticipate that the total cost of such program will have, a material effect on its business, results of operations or financial condition.

  The most reasonably likely worst case scenarios regarding the Year 2000 issue would include a hardware failure, the corruption or loss of data contained in EMC's internal information systems, a failure affecting EMC's key vendors, suppliers or customers, the failure of infrastructure services provided by government agencies or other third parties, and customer dissatisfaction related to the performance of EMC's products.

  EMC has developed a Year 2000 contingency plan. This contingency plan includes, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required.

  Further information about EMC's Year 2000 readiness is available at the Company's website at http://www.emc.com/year2000/.

  EMC acquired Data General on October 12, 1999. (See Note 7 "Subsequent Event" to EMC's interim unaudited consolidated financial statements included elsewhere herein.) Prior to the acquisition, Data General assessed the Year 2000 readiness of its AViiON servers and CLARiiON storage products. Based on these efforts, Data General determined that its AViiON servers and CLARiiON storage products test as Year 2000 ready or made upgrades available to make such products test as Year 2000 ready. Data General also assessed the Year 2000 readiness of several of its other products and determined that certain of its older products do not test as Year 2000 ready, although EMC does not believe that the impact of any Year 2000 issues associated with any such products will have a material effect on the combined company's business, results of operations or financial condition. Data General also completed the Year 2000 readiness assessment, testing and remediation phases for all of its key internal systems and EMC does not believe that the impact of Year 2000 issues on any such systems will have a material effect on the combined company's business, results of operations or financial condition. While Data General substantially completed the risk assessment and readiness assessment phases of its Year 2000 program for its other systems, equipment, processes and facilities, certain remediation activities are ongoing. EMC does not anticipate that the impact of any Year 2000 issues on any such systems, equipment, processes or facilities will have a material effect on the combined company's business, results of operations or financial condition. Data General received statements of Year 2000 readiness from substantially all of its key vendors and suppliers. EMC is currently developing a Year 2000 contingency plan for the former Data General business. EMC expects this contingency plan will include, among other things, manual "work-arounds" for hardware and software failures to mitigate or avoid potential interruptions in normal business operations. EMC does not anticipate that the total cost of Data General's Year 2000 program will have a material effect on the combined company's business, results of operations or financial condition.

  Further information about Data General's Year 2000 readiness and about the Year 2000 readiness of specific products is available at Data General's web sites at http://www.dg.com/year2000 and http://www.clariion.com/year2000/index.html.

  There can be no assurance that conversion of the combined company's hardware and software will be successful, that key third parties will have successful conversion programs, that the combined company's products do not contain undetected errors or defects associated with Year 2000 date functions, or that other factors relating to Year 2000 compliance, including but not limited to litigation, will not have a material adverse effect on the combined company's business, results of operations or financial condition.

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

 Factors That May Affect Future Results

  This Quarterly Report on Form 10-Q contains forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) component quality and availability; (ii) delays in the development of new technology and the transition to new products; (iii) competitive factors, including but not limited to pricing pressures, in the computer storage market; (iv) the relative and varying rates of product price and component cost declines; (v) economic trends in various geographic markets and fluctuating currency exchange rates; (vi) deterioration or termination of the agreements with certain of the Company's resellers or OEMs; (vii) the uneven pattern of quarterly sales; (viii) risks associated with strategic investments and acquisitions; (ix) Year 2000 issues; and (x) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the the Commission.

                                EMC CORPORATION

                                    PART II.
                               OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

  The Company acquired Data General on October 12, 1999. See Note 7 "Subsequent Event" to EMC's interim unaudited consolidated financial statements included elsewhere herein. Data General had filed two suits against IBM in the United States District Court for the District of Massachusetts in Worcester alleging that certain IBM products were infringing certain Data General patents. Both suits seek compensatory damages and, where appropriate, injunctive relief.
IBM's responses deny Data General's infringement claims and interpose counterclaims alleging that the CLARiiON storage systems infringe certain IBM patents. Trials have not yet commenced with respect to either suit and discovery in each case is ongoing.

  The Company is a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27  Financial Data Schedule (filed herewith).

    (b) Reports on Form 8-K

  On August 10, 1999, the registrant filed a Current Report on Form 8-K, reporting under Item 5 the announcement of the execution of an Agreement and Plan of Merger dated as of August 6, 1999 by and among the registrant, Data General Corporation and Emerald Merger Corporation.

  On October 20, 1999, the registrant filed a Current Report on Form 8-K, reporting under Item 2 the completion of the registrant's acquisition of Data General Corporation. On November 4, 1999, the registrant filed a Current Report on Form 8-K/A to file certain required financial data and information in connection with such Current Report on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMC CORPORATION

Date:  November 12, 1999

                                  By: /s/ Colin G. Patteson
                                      ------------------------------------------
                                      Colin G. Patteson
                                      Senior Vice President,
                                      Chief Administrative Officer and Treasurer
                                      (Principal Financial Officer)


                                  By: /s/ William J. Teuber, Jr.
                                      ------------------------------------------
                                      William J. Teuber, Jr.
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

EXHIBIT INDEX



Exhibit 27   Financial Data Schedule (filed herewith).