Form 10-K
period 1999-12-31
EMC CORP
filed 2000-03-17
CIK 790070

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-9853

                           --------------------------

                                EMC CORPORATION

             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  04-2680009
    (State or other jurisdiction of              (I.R.S. Employer Identification
    organization or incorporation)                           Number)

                               35 PARKWOOD DRIVE
                         HOPKINTON, MASSACHUSETTS 01748
          (Address of principal executive offices, including zip code)

                                 (508) 435-1000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
---------------------------------------------   ------------------------------------------
        Common Stock, $.01 par value                      New York Stock Exchange
 6% Convertible Subordinated Notes due 2004               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by nonaffiliates of the registrant was $109,479,197,772 as of January 31, 2000.

    The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2000 was 1,041,079,616.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS
       The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY
   PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE
   RESULTS." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of hardware and software products and provide services for the storage, management, protection and sharing of electronic information. These integrated solutions enable organizations to create an electronic information infrastructure, or what EMC calls an E-Infostructure. EMC is the leading supplier of these solutions, which are comprised of enterprise storage systems, networks, software and services. Its products are sold to customers utilizing a variety of the world's most popular computing platforms for key applications, including electronic commerce, data warehousing and transaction processing. EMC believes these and other information-intensive applications provide it with significant growth opportunities.

    The effective management, sharing, protection and availability of critical information is a major challenge for organizations as the number, size and scope of and reliance on computer systems continues to grow. To address this market opportunity, EMC has introduced the Enterprise Storage Network, or "ESN." An EMC ESN is a dedicated network connecting EMC storage systems and software to all major computing platforms via various network protocols, including fibre channel. An ESN provides the basis for an E-Infostructure by enabling customers to consolidate all of their information resources for more effective and efficient management, sharing and protection.

    The Company's objective is to extend its position as the enterprise storage solutions leader in the IT industry and to strengthen the EMC E-Infostructure as the standard for networked storage. EMC develops its products by integrating technologically advanced, industry standard components with Company-designed hardware and software that the Company believes provide competitive advantages for its customers.

    The customers for the Company's products are located worldwide and represent a cross section of industries and government agencies. EMC products continue to be accepted widely by both existing customers and new accounts in all major industries worldwide.

    In 1999, the Company acquired Data General Corporation ("Data General"), a leading provider of CLARiiON Fibre Channel storage systems and AViiON computer systems. The Company integrated the CLARiiON product line into EMC's primary storage line of business and formed a new Data General division to continue to develop, market and service AViiON computers and related services.

    EMC, a Massachusetts corporation, was incorporated in 1979 and has its corporate headquarters at 35 Parkwood Drive, Hopkinton, Massachusetts.

PRODUCTS AND OFFERINGS

STORAGE SYSTEMS

EMC SYMMETRIX ENTERPRISE STORAGE SYSTEMS

    The Company's flagship product line is the EMC Symmetrix Enterprise Storage family of systems. The Company believes that the Symmetrix Enterprise Storage systems offer the highest levels of functionality, performance and availability in data centers and the high-end of the storage market. EMC's common hardware architecture on which its Symmetrix products are based is called MOSAIC:2000, a modular design and interface that allows new technologies to be rapidly incorporated. This hardware architecture enables EMC to deliver advanced technologies to market quickly while maintaining a consistent platform upon which its customers can expand capacity, performance, connectivity and functionality. This architectural hardware design has enabled the Company to expand its Symmetrix products into existing markets and to enter new, strategic markets quickly with proven storage products and services.

    Since the introduction of the first Symmetrix model in 1991, EMC has continued to enhance and increase the capabilities of the Symmetrix family, including increasing the host connectivity capabilities and adding advanced software functionality. The Company intends to continue to introduce new versions of the Symmetrix systems with increased performance and other capabilities.

    The Company also continues to engage in research and development of new hardware technology for the enterprise storage market.

EMC CLARIION FIBRE CHANNEL STORAGE SYSTEMS

    The EMC CLARiiON Fibre Channel family of products represents a range of flexible and scalable midrange storage systems for Microsoft Windows NT and UNIX platforms. EMC CLARiiON Fibre Channel storage systems offer fast, scalable and dependable storage solutions for applications in the distributed environments of large enterprises and for emerging companies with moderate but rapidly growing demands on the performance, availability and manageability of their storage infrastructure.

    The Company believes that the EMC CLARiiON Fibre Channel storage systems offer storage with the highest performance and availability in the midrange storage market. The Company intends to continue to introduce new versions of the EMC CLARiiON systems with increased performance and other capabilities.

EMC CONNECTRIX ENTERPRISE STORAGE NETWORK SYSTEMS

    The EMC Connectrix Enterprise Storage Network System, introduced in March 1999, is the industry's first fully integrated fibre channel network connectivity solution. EMC Connectrix facilitates the connection of a large number of servers to a single storage system through fibre channel links. EMC Connectrix offers up to 64-port switched Fibre Channel (FC-SW) connectivity between EMC Symmetrix Enterprise Storage systems, EMC CLARiiON Fibre Channel storage systems and distributed servers. Connectrix systems quadruple the number of servers that can connect to these systems, when compared with direct fibre channel server-to-storage connections.

    The Company believes that its EMC Connectrix systems, combined with its storage systems with fibre channel connectivity, facilitate the implementation of the EMC ESN and enable customers to build an E-Infostructure in which a single pool of storage will handle all information storage requirements of even the largest, most complex organizations.

    The Company intends to continue to introduce new versions of the EMC Connectrix system with additional features and capabilities.

EMC CELERRA FILE SERVER

    The EMC Celerra File Server is a network-attached storage system providing high performance, high availability and scalability for enterprise file storage. The system features EMC-developed software and hardware, known as Data Movers, within a common enclosure and with a common management environment. The Data Movers and management environment connect to Symmetrix Enterprise Storage systems and external customer networks through a variety of interfaces. A file server's purpose is to provide end users with the ability to access, update and store common files to a central location directly from their desktop computer without the need to utilize a general purpose server.

    The Company intends to continue to introduce new versions of the EMC Celerra File Server system with additional features and capabilities.

    Revenue from enterprise storage systems (including Symmetrix, Connectrix and Celerra products) represented approximately 60%, 58% and 56% of revenues in 1999, 1998 and 1997, respectively. Revenue from CLARiiON storage systems represented approximately 6%, 8% and 11% of revenues in 1999, 1998 and 1997, respectively.

ENTERPRISE STORAGE SOFTWARE

    EMC offers highly innovative software that provides customers with superior information management, sharing and protection capabilities. These capabilities include enhanced backup/restore, disaster recovery, business continuance, data migration and data movement. The Company's enterprise storage software is intended to be used with its storage systems as well as with a variety of host computers and applications developed by third parties. During 1999, the Company introduced several new software products and enhancements to existing products.

    EMC's information management software includes EMC Control Center, EMC PowerPath and EMC VolumeLogix. Examples of information sharing software are Symmetrix Enterprise Storage Platform (ESP) and EMC InfoMover. The Company's information protection software includes Symmetrix Remote Data Facility (SRDF), EMC TimeFinder and EMC Data Manager (EDM).

    In August 1999, the Company announced its E-Infostructure Developers Program, which makes certain of its application programming interfaces (APIs) available to third-party independent software vendors (ISVs) to facilitate the development and sale of software optimized to run on EMC systems. Customers are then able to select from a wider range of software tools when deploying EMC systems and to more easily integrate EMC systems into their existing software environments.

    EMC also sponsored the formation of the FibreAlliance in 1999. The FibreAlliance is an independent standards group comprised of numerous hardware and software companies. The goal of the FibreAlliance is to develop and implement common methods for managing the heterogeneous fibre channel-based networks of storage systems and computer servers, which EMC calls ESNs. The FibreAlliance is submitting these methods to independent standards bodies for consideration as an industry-wide standard.

    The Company finalized its acquisition of software developer Softworks, Inc. in January 2000. Softworks, Inc.'s products improve the management, performance and integrity of critical corporate information across Windows NT, UNIX and mainframe platforms and will be incorporated into the Company's software portfolio.

    During 1999, EMC completed construction of a state-of-the-art software development lab in Hopkinton, Massachusetts to support the Company's growing software research and development efforts. EMC believes that its investments in software development will accelerate adoption of EMC Enterprise Storage Network models and facilitate implementation of an E-Infostructure by customers.

    Revenues from enterprise storage software represented approximately 12%, 8% and 4% of revenues in 1999, 1998 and 1997, respectively.

ENTERPRISE STORAGE SERVICES

PROFESSIONAL SERVICES

    EMC's Enterprise Storage Professional Services business, formed in 1997, designs and delivers world-class professional services to its global customer base. Such professional services assist customers in assessing, designing and implementing storage solutions and an E-Infostructure customized to maximize their return on information assets.

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

DATA GENERAL DIVISION

    EMC's Data General division, formed in 1999, designs, manufactures, markets and supports the Company's line of AViiON open systems servers, which range from dual-processor departmental servers to enterprise-wide systems. These servers, combined with software and services, address market requirements for a simplified computing environment that eliminates the complexity, reduces the total cost of ownership, and provides reliability, high availability and increased control of information.

    EMC's Data General division also provides integrated, pre-packaged solutions, function-specific servers and related services that provide customers with the highest levels of information availability.

    Revenue from EMC's Data General division server products represented approximately 9%, 12% and 15% of revenues in 1999, 1998 and 1997, respectively.

CUSTOMER SERVICE

    EMC's Customer Service organization, which includes over 3,000 technical, field and support personnel, monitors the status of the Company's storage solutions at customer sites 24 hours a day, seven days a week, 365 days a year. These hardware and software solutions contain remote support features which enable EMC customer service personnel to continuously monitor, diagnose and resolve issues, wherever the product is located, often without the need for on-site service. In 1999, the Company expanded its customer service capabilities with the addition of new customer support centers in Japan and Australia.

MARKETS AND CHANNELS

STORAGE SYSTEMS MARKET

    During 1999, the Company focused primarily on two major customer markets: the Global 2000 and Internet businesses. These markets are characterized by their requirements for large amounts of information storage capacity and the advanced functionality provided by EMC's products.

GLOBAL 2000

    The Global 2000, defined as the world's 2000 largest corporations, represent a significant percentage of the Company's customer base. The Global 2000's computing requirements encompass multiple computer platforms, including mainframes, and those running the UNIX and Windows NT operating systems.

    As the size and scope of those systems increases, the Company's Global 2000 customers are deploying EMC's Enterprise Storage Networks for the consolidation, management, sharing and protection of the information generated by those platforms. By building an E-Infostructure to support multiple business applications, these customers are able to quickly, cost-effectively and reliably deploy and expand applications and systems. The Company believes it is the leading storage supplier to the Global 2000.

INTERNET BUSINESS

    Internet-related businesses, those that conduct their primary business over the Internet or provide Internet-related services to end users or other businesses, represent a rapidly growing segment of the Company's customer base. These businesses require rapid and constant access to extremely large volumes of information. The Internet-related businesses' computing requirements are typically standardized on a single computer platform, incorporating components from several leading suppliers. EMC believes it is the leading storage provider to Internet-related businesses.

    In October 1999, the Company launched its EMC Proven E-Infostructure program. The EMC Proven program provides Internet-based businesses and service providers with a marketing vehicle to effectively communicate the inherent value of their investments in information infrastructure to customers and investors. EMC Proven members have implemented the necessary enterprise storage resources to operate at peak efficiency, adapt to a constantly changing business climate and easily manage Internet-driven growth.

MARKETING AND CUSTOMERS

    EMC markets its products through multiple distribution channels, including its direct sales force and selected distributors, systems integrators, resellers and OEMs. The Company has a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region and uses distributors as its primary distribution channel in other areas of the world. During 1999, the Company continued broadening its direct and indirect sales presence worldwide.

    During 1999, the Company derived 63% of its revenue from North America; 3% from Latin America; 27% from Europe, the Middle East and Africa; and 7% from the Asia Pacific region.

INDIRECT CHANNELS

    The Company believes its Symmetrix and CLARiiON products are well suited for sale by resellers, systems integrators and OEMs. The Company has reseller or OEM agreements with several systems vendors. These agreements enable the reseller or OEM to market and resell certain of the Company's systems worldwide, subject to certain terms and conditions, for connection to certain of the reseller or OEM's respective computing platforms. The Company's principal reseller and OEM agreements are with Unisys Corporation, Fujitsu/Siemens Computers ("FSC"), International Business Machines Corporation ("IBM") (formerly Sequent Computer Corporation), Selectron, a subsidiary of AT&T/ NCR Corporation, Compagnie des Machines Bull S.A. and NEC Corporation ("NEC"). EMC also had a reseller agreement with Hewlett-Packard Company for enterprise storage products until June 30, 1999, at which time the parties agreed to terminate this contract.

ALLIANCES

    The Company has alliances with leading software, relational database and application companies, including Microsoft Corporation, SAP AG, Oracle Corporation and other major independent software applications vendors. EMC intends to continue to form additional strategic alliances. EMC's strategy is to work closely with leading software companies to provide added value to its customers by integrating EMC solutions with software applications that customers rely on to manage their day-to-day business operations.

NEW BUSINESS DEVELOPMENT

    The Company actively pursues new business development through a dedicated organization focused on developing new businesses aligned to the Company's markets. This is accomplished by maintaining a long-term view on the industry's potential and continually assessing the market. Key objectives are to identify and close significant business development opportunities (mergers, acquisitions and investments) that are aligned with the Company's strategic direction, including hardware, software and services businesses that complement and augment those of the Company, and to manage, develop and integrate such new businesses into EMC.

MANUFACTURING AND QUALITY

    EMC's products are assembled and tested primarily at the Company's facilities in Massachusetts, North Carolina and Cork, Ireland. Product components manufactured by subcontractors in the United States and Europe are assembled in accordance with production standards and quality controls established by EMC. See "Properties."

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

RAW MATERIALS

    EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. Among the most important components that EMC uses are disk drives, high density memory components and power supplies. See "Factors that May Affect Future Results--If EMC's suppliers do not meet its quality or delivery requirements, EMC could have decreased revenues and earnings."

PATENTS

    EMC has been granted or owns by assignment approximately 500 patents. The Company also has a number of patent applications pending relating to its hardware and software products.

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

COMPETITION

    In the Global 2000 and Internet markets, EMC competes primarily with computer systems manufacturers. In the Company's opinion, these companies compete based on their overall market presence and their ability to sell both computer systems and storage systems.

    The Company believes that it has a number of competitive advantages over these companies, including product, distribution and customer service. The Company believes the advantages in its products include performance, capacity, availability, connectivity, value-added software, time to market enhancements and total value of ownership. The Company believes its advantages in distribution include its direct sales force and its broad network of indirect sales channels. The Company believes its advantages in customer service include its ability to effectively monitor and provide service (which is often remote and without interruption to a company's business) for its systems and software 24 hours a day, seven days a week, 365 days a year.

EMPLOYEES

    As of January 31, 2000, EMC had approximately 17,700 employees worldwide. None of the Company's domestic employees is represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES

    The Company is active in three business segments: storage products; server products; and services. Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. The Company has three primary manufacturing facilities, one in Massachusetts, which provides Symmetrix products to the North American markets, one in North Carolina, which manufactures CLARiiON systems and AViiON servers, and one in Ireland which manufactures Symmetrix systems and CLARiiON systems. Total exports, in millions, from these facilities amounted to approximately $2,575, $2,184, and $1,884 in 1999, 1998 and 1997, respectively. (See Note P to the Company's Consolidated Financial Statements.)

ITEM 2.  PROPERTIES

    The Company's principal corporate offices are located at 35 Parkwood Drive, Hopkinton, Massachusetts. As of December 31, 1999, the Company owned or leased a total of approximately 4.5 million square feet of space worldwide which is used primarily for manufacturing, research and development, customer service, sales, marketing and general administration.

    The Company also owns and leases space for its sales and services offices and for general administration worldwide, and owns land in the Hopkinton, Massachusetts and Cork, Ireland areas for possible expansion purposes. The Company believes its present level of manufacturing and other capacity, along with its plans for expansion, will be sufficient to accommodate its requirements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

                   NAME                       AGE                       POSITION
------------------------------------------  --------   ------------------------------------------
Richard J. Egan...........................     64      Chairman of the Board of Directors
Michael C. Ruettgers......................     57      Chief Executive Officer and Director
Joseph M. Tucci...........................     52      President and Chief Operating Officer
Paul E. Noble, Jr.........................     44      Executive Vice President, Products and
                                                       Offerings
Michael A. Ruffolo........................     38      Executive Vice President, Global Sales,
                                                       Services and Marketing
Paul T. Dacier............................     42      Senior Vice President and General Counsel
David A. Donatelli........................     34      Senior Vice President, New Business
                                                       Development
Colin G. Patteson.........................     51      Senior Vice President, Chief
                                                       Administrative Officer and Treasurer
William J. Teuber, Jr.....................     48      Senior Vice President and Chief Financial
                                                       Officer

    Richard J. Egan is a founder of the Company and has served as a Director of the Company since its inception in 1979. He was elected Chairman of the Board of the Company in January 1988. Prior to January 1988, he was also President of EMC. From 1979 to January 1992, he was Chief Executive Officer of the Company. He is also a Director of Cognition Corporation, a CAD/CAM software supplier, NSTAR, a public utility, and NetScout Systems, Inc., a provider of network and application performance management solutions.

    Michael C. Ruettgers has been Chief Executive Officer of the Company since January 1992. He has served as a Director of the Company since May 1992. Mr. Ruettgers served as President of EMC from October 1989 to January 2000. He also served as Executive Vice President, Operations of EMC from July 1988 to
October 1989, and as Chief Operating Officer of EMC from October 1989 to January 1992. Mr. Ruettgers is also a director of PerkinElmer Inc., a diversified technology company.

    Joseph M. Tucci joined EMC in January 2000 as President and Chief Operating Officer. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V., an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Laboratories, Inc. ("Wang"), an information technology services company, from December 1993 until June 1999. Getronics acquired Wang in June 1999. Mr. Tucci joined Wang in 1990 as its Executive Vice President, Operations.

    Paul E. Noble, Jr. has been Executive Vice President, Products and Offerings of the Company since September 1998. Mr. Noble has had a number of other executive positions with EMC since 1987, including serving most recently as the Senior Vice President, New Business Development of EMC.

    Michael A. Ruffolo joined EMC in January 2000 as Executive Vice President, Global Sales, Services and Marketing. Prior to joining EMC, Mr. Ruffolo served as President of the Document Solutions Group for Xerox Corporation, a document processing company, from May 1998 through December 1999. Prior to joining Xerox, Mr. Ruffolo held several positions at AT&T/NCR Corporation, a computer and communications company, from 1988 to 1998, most recently as Vice President and Chief Information Officer and Vice President of Worldwide Services.

    Paul T. Dacier has been Senior Vice President and General Counsel of the Company since February 2000. Mr. Dacier served as Vice President and General Counsel to EMC from February 1993 until February 2000 and also served as General Counsel to EMC from March 1990 until February 1993.

Prior to joining EMC, Mr. Dacier was Senior Counsel, Corporate Operations at Apollo Computer Inc., a computer manufacturer, from January 1987 to January 1990.

    David A. Donatelli has been Senior Vice President, New Business Development of the Company since February 2000. Mr. Donatelli served as Vice President, New Business Development of EMC from April 1999 until February 2000 and has also had a number of other executive positions with EMC since 1987, including serving most recently as the Vice President, General Manager of the Company's EDM business.

    Colin G. Patteson has been Senior Vice President, Chief Administrative Officer and Treasurer of the Company since February 1997. Mr. Patteson served as European Controller of EMC from January 1989 to March 1991, Corporate Controller from March 1991 to February 1993, Vice President and Corporate Controller from February 1993 to April 1995, and Vice President, Chief Financial Officer and Treasurer from April 1995 to February 1997.

    William J. Teuber, Jr. has been Senior Vice President and Chief Financial Officer of the Company since February 2000. Mr. Teuber served as Vice President and Chief Financial Officer of the Company from February 1997 until February 2000. He also served as Vice President and Controller of the Company from August 1995 to February 1997. From 1988 to August 1995, Mr. Teuber was a partner at Coopers & Lybrand L.L.P., a predecessor to PricewaterhouseCoopers, LLP, an accounting firm.

                            ------------------------

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

                            ------------------------

    The President and Treasurer are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified.

                            ------------------------

EMC(2), EMC, Celerra, Connectrix, Control Center, ManageSuite, EDM, E-Infostructure, ESN, EMC Proven, InfoMover, MOSAIC:2000, PowerPath, Symmetrix, SRDF, TimeFinder, VolumeLogix, CLARiiON and AViiON are either registered trademarks or trademarks of the Company. Other trademarks and logos are either registered trademarks or trademarks of their respective owners.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    EMC's common stock, $.01 par value (the "Common Stock"), began trading on the over-the-counter market on April 4, 1986 under the NASDAQ symbol EMCS. On March 22, 1988, the Company's stock began trading on the New York Stock Exchange (the "NYSE") under the symbol EMC.

    During the last five fiscal years, the following stock splits have been effected in the form of a stock dividend:

    - a two-for-one stock split effective November 17, 1997, for stockholders of record on October 31, 1997; and

    - a two-for-one stock split effective May 28, 1999, for stockholders of record on May 14, 1999.

    The following table sets forth the range of high and low prices on the NYSE for the past two years during the fiscal periods shown, adjusted to reflect the effects of the November 17, 1997 and May 28, 1999 stock splits.

FISCAL 1999                                              HIGH             LOW
-----------                                         --------------   -------------
First Quarter.....................................  $ 64 7/8         $43 1/2
Second Quarter....................................    67 7/16         47 3/4
Third Quarter.....................................    74 5/8          53 5/8
Fourth Quarter....................................   110 5/16         63

FISCAL 1998                                              HIGH             LOW
-----------                                         --------------   -------------
First Quarter.....................................  $ 19 11/32       $12 19/32
Second Quarter....................................    23 15/32        18
Third Quarter.....................................    30 15/16        22 1/4
Fourth Quarter....................................    42 1/2          22 19/32

    As of January 31, 2000, there were approximately 10,700 holders of record of Common Stock.

    The Company has never paid cash dividends on its Common Stock. While subject to periodic review, the current policy of its Board of Directors is to retain all earnings primarily to provide funds for the continued growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

               FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)
                                EMC CORPORATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FISCAL YEAR ENDED
                                  -----------------------------------------------------------------------------
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 30,
                                      1999            1998            1997            1996            1995
                                  -------------   -------------   -------------   -------------   -------------
SUMMARY OF OPERATIONS:
  Revenues......................   $6,715,610      $5,436,158      $4,487,851      $3,616,746      $3,125,995
  Operating income(2)...........    1,241,094         834,267         716,958         539,039         376,242
  Net income(2).................    1,010,570         653,978         587,511         420,080         260,645
  Net income per weighted
    average share,
    basic(2)(3).................   $     0.98      $     0.64      $     0.59      $     0.45      $     0.29
  Net income per weighted
    average share,
    diluted(2)(3)...............   $     0.92      $     0.61      $     0.56      $     0.42      $     0.26
  Weighted average shares,
    basic(3)....................    1,030,551       1,015,371       1,001,016         939,337         912,955
  Weighted average shares,
    diluted(3)..................    1,109,532       1,094,215       1,065,484       1,010,159       1,007,304
BALANCE SHEET DATA:
  Working capital...............   $2,922,481      $2,825,000      $2,581,640      $1,597,486      $1,185,491
  Total assets..................    7,173,288       5,627,020       4,627,936       3,178,101       2,600,529
  Long-term obligations(4)......      686,609         751,646         771,204         339,232         397,879
  Stockholders' equity..........   $4,951,786      $3,728,990      $2,900,941      $1,978,025      $1,426,318

------------------------

(1) The selected consolidated financial data for 1995-1998 has been restated for the effects of the acquisition of Data General on October 12, 1999, which was accounted for as a pooling-of-interests. The Company changed its fiscal year to a calendar year end basis beginning with the fiscal year ended December 31, 1996.

(2) In 1999, the Company incurred charges totaling $223,598 (pre-tax) which consists of restructuring, merger and asset impairment charges of $208,246 included in operating expenses and other cost of sales charges of $15,352. Net income for the year ended December 31, 1999, adjusted to exclude the impact of the charges was $1,180,468 or $1.07 per diluted share. In 1998, the Company incurred charges totaling $135,000 consisting of $82,400 of restructuring charges and $52,600 of other cost of sales charges related to asset writedowns. Net income for the year ended December 31, 1998 adjusted to exclude the impact of the charges was $788,978 or $0.73 per diluted share.

(3) All share and per share amounts have been restated to reflect the stock splits effective November 17, 1997 and May 28, 1999 for all periods presented.

(4) Excludes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All historical financial information and analysis have been restated to reflect the acquisition of Data General in October 1999, which was accounted for as a pooling-of-interests.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with "Factors that May Affect Future Results" included herein. All dollar amounts in this MD&A are in millions except per share amounts.

    The following table presents certain consolidated statement of operations information stated as a percentage of total revenues.

                                                                        FISCAL YEAR ENDED
                                                          ---------------------------------------------
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
REVENUES
  Enterprise storage hardware...........................       59.7%           58.3%           55.6%
  Enterprise storage software...........................       12.2             8.2             4.0
  Enterprise switching products (McDATA)................        2.1             3.3             4.2
  CLARiiON storage products.............................        6.2             7.6            11.1
                                                             ------          ------          ------
  Total storage products revenue........................       80.2            77.4            74.9
  AViiON server products................................        8.9            12.0            14.7
  Services..............................................       10.9            10.6            10.4
                                                             ------          ------          ------
TOTAL REVENUE...........................................      100.0%          100.0%          100.0%

COST AND EXPENSES
  Cost of product sales.................................       41.0%           47.9%           51.6%
  Cost of service.......................................        7.5             7.3             6.6
  Research and development..............................        8.5             8.0             7.4
  Selling, general and administrative...................       21.4            20.0            18.4
  Restructuring, merger and other charges...............        3.1             1.5              --
                                                             ------          ------          ------
OPERATING INCOME........................................       18.5            15.3            16.0
  Investment income, interest expense and other income,
    net.................................................        1.7             1.5             1.1
                                                             ------          ------          ------
  Income before income taxes............................       20.2            16.8            17.1
  Provision for income taxes............................        5.2             4.8             4.0
                                                             ------          ------          ------
NET INCOME..............................................       15.0%           12.0%           13.1%
                                                             ======          ======          ======

REVENUES

    Total revenues were $6,715.6, $5,436.2 and $4,487.9 in 1999, 1998 and 1997, respectively, representing increases of $1,279.4, or 24%, from 1998 to 1999, and $948.3 or 21% from 1997 to 1998.

    Enterprise storage hardware revenues from products sold directly and through OEMs and resellers were $4,006.5, $3,167.1 and $2,496.7 in 1999, 1998 and 1997, respectively, representing increases of $839.4, or 27%, from 1998 to 1999 and $670.4, or 27%, from 1997 to 1998. The increase in enterprise systems revenues was primarily due to the continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

    Enterprise storage software revenues from products sold directly and through OEMs and resellers were $821.7, $445.4 and $176.9 in 1999, 1998 and 1997, respectively, representing increases of $376.3, or 85%, from 1998 to 1999 and $268.5, or 152%, from 1997 to 1998. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems, both newly shipped and already installed, and the successful introduction of new and enhanced software products.

    Revenues from enterprise switching products sold directly by McDATA, primarily the ESCON director series of products, were $142.8, $178.8 and $189.1 in 1999, 1998 and 1997, respectively, representing a decrease of $36.0, or 20%, from 1998 to 1999 and a decrease of $10.3, or 5%, from 1997 to 1998. The decreases from 1998 to 1999 and from 1997 to 1998 were primarily due to the product transition from ESCON-based to fibre-channel-based directors. The Company anticipates that revenues from ESCON directors will continue to decline.

    Revenues from the CLARiiON line of storage products, excluding related service revenues, were $415.6, $413.9 and $499.4 in 1999, 1998 and 1997, respectively, representing an increase of $1.7, or 0.4%, from 1998 to 1999 and a decrease of $85.5, or 17%, from 1997 to 1998. The increase in 1999 CLARiiON revenues reflects an increase in direct sales offset by decreased sales volume from indirect channels. The decrease in 1998 is primarily the result of a longer than anticipated product transition from SCSI-based to fibre-based storage products, and the resultant decrease in sales volume from indirect channels.

    Total storage products revenues were $5,386.7, $4,205.2 and $3,362.0 in 1999, 1998 and 1997, respectively, representing an increase of $1,181.5, or 28%, from 1998 to 1999 and an increase of $843.2, or 25%, from 1997 to 1998. The increase in both periods is due primarily to sales of enterprise storage hardware and software.

    Revenues from AViiON server products were $596.3, $655.6 and $660.6 in 1999, 1998 and 1997, respectively, representing decreases of $59.3, or 9%, from 1998 to 1999 and $5.0, or 1%, from 1997 to 1998. The decrease in revenue from 1998 to 1999 was primarily the result of the closing of certain international sales offices in an effort to refocus the business and improve profitability.

    Service revenues were $732.6, $575.3 and $465.3 in 1999, 1998 and 1997, respectively representing an increase of $157.3, or 27%, from 1998 to 1999 and an increase of $110.0, or 24%, from 1997 to 1998. The increase in both periods was primarily a result of the growth in EMC professional services and the acquisitions of the professional services businesses Groupe MCI and Millennia III, Inc. in the second and third quarters of 1998, respectively. In addition, service revenues continue to grow as a result of the larger installed base driven by increased product unit sales.

    Enterprise hardware and software revenues for 1999, 1998 and 1997 under the Company's reseller agreement with Hewlett-Packard Company ("HP") were $217.1, $718.0 and $504.1, respectively, representing 3%, 13% and 11% of total revenues, respectively. The Company and HP agreed to terminate their reseller contract for enterprise storage products effective as of June 30, 1999. The Company also has a reseller agreement with HP for CLARiiON and AViiON products, which represented 2%, 3% and 6% of revenues in 1999, 1998 and 1997, respectively.

    Revenues on sales into the North American markets were $4,257.1, $3,367.8 and $2,708.2 in 1999, 1998 and 1997, respectively, representing increases of $889.3, or 26%, from 1998 to 1999, and $659.6, or 24%, from 1997 to 1998. The revenue growth reflects continued strong demand for the Company's products and services.

    Revenues on sales into the markets of Europe, the Middle East and Africa were $1,844.3, $1,597.6 and $1,323.2 in 1999, 1998 and 1997, respectively, representing increases of $246.7, or 15%, from 1998 to 1999, and $274.4, or 21%, from 1997 to 1998. The reduced growth rate in 1999 reflects the impact of closing certain Data General sales offices.

    Revenues on sales into the markets in the Asia Pacific region were $439.0, $381.5 and $396.3 in 1999, 1998 and 1997, respectively, representing an increase of $57.5, or 15%, from 1998 to 1999, and a decrease of $14.8, or 4%, from 1997 to 1998. The increase in 1999 was due to the Company's efforts to expand its business in this region combined with strong demand for the Company's products and services. The decrease in 1998 was principally attributable to a downturn in economic trends in the Asia Pacific market.

    Revenues on sales into the markets of Latin America were $175.2, $89.2 and $60.2 in 1999, 1998 and 1997, respectively, representing increases of $86.0, or 96%, from 1998 to 1999 and $29.0, or 48%, from 1997 to 1998. The increase in both periods was primarily due to the Company's efforts to expand its business in this region combined with strong demand for the Company's products and services.

GROSS MARGINS

    Overall gross margins increased to 51.5% in 1999, compared to 44.9% in 1998 and 41.8% in 1997. Product gross margins increased to 54.0% in 1999, compared to 46.5% in 1998 and 42.4% in 1997. The increase in product margins for both periods is primarily attributable to increased licensing of the Company's enterprise software products, which have higher gross margins than sales of the Company's hardware products. Software revenue as a percentage of total revenues increased to 12% in 1999 from 8% in 1998 and 4% in 1997. Other factors affecting product gross margins include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

    Service gross margins decreased to 30.8% in 1999, compared to 31.2% in 1998 and 36.5% in 1997. The decrease in service margins from 1998 to 1999 is primarily due to a decrease in Data General service revenues caused by the closure of certain international sales offices. The decrease in service margins from 1997 to 1998 is primarily due to a significant investment in EMC professional services during 1998.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $572.5, $435.3 and $332.1 in 1999, 1998 and 1997, respectively. As a percentage of revenues, R&D expenses were 9%, 8% and 7% in 1999, 1998 and 1997, respectively. The increase in R&D spending levels from 1997 to 1998 and 1998 to 1999 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC ESN technologies, network attached storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity. R&D for 1998 also includes costs associated with the integration of Conley Corporation, acquired in August 1998, which became the EMC Cambridge Software Development Center.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $1,435.5, $1,087.7 and $826.4 in 1999, 1998 and 1997, respectively. As a percentage of revenues, SG&A expenses were 21%, 20% and 18% in 1999, 1998 and 1997, respectively. The increase in spending levels for both periods is primarily due to the Company's efforts to build an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues. In addition, during 1999, the Company increased its direct sales presence where it previously relied upon resellers.

RESTRUCTURING, MERGER AND OTHER CHARGES

    During fiscal year 1999, the Company recorded a total charge of $223.6 related to restructuring, merger and other charges primarily related to the acquisition of Data General. During 1998, the Company recorded charges totaling $135.0 related to a restructuring program and other charges.

    During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General. The restructuring plan, which is expected to be completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during 1999, the Company recorded a charge of approximately $170.6 related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses. The expected cash impact of the charge is approximately $140.7 of which $52.4 was paid in 1999.

    The restructuring program includes an aggregate net reduction of the workforce by approximately 1,100 employees, approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. Of the approximately 1,100 employees identified, approximately 500 were terminated in 1999.

    In 1999, the Company also recorded a charge for merger costs of $23.5 for financial advisory services, legal, accounting and other direct expenses related to the Data General acquisition which has been recorded in operating expenses. In addition, the Company recorded a $14.1 charge related to asset impairments recorded in operating expenses and recorded a charge of $15.4 for capitalized software and inventory write-downs which is included in cost of product sales.

    In 1998, the Company recorded a charge of $135.0 related to a restructuring program and certain asset write-downs resulting from the program. The charge included approximately $82.4 related to employee termination benefits, asset write downs and other exit costs which the Company has recorded in operating expenses and approximately $52.6 for capitalized software and inventory write downs which are included in cost of product sales. The total cash impact of the restructuring charge is approximately $58.5, of which $24.4 was paid in 1998 and $21.6 was paid in 1999. As of December 31, 1999, the remaining accruals of $15.7 from the 1998 restructuring program are primarily related to excess vacant rental properties in Europe.

    The 1998 restructuring program included an aggregate net reduction of the workforce by approximately 480 employees, approximately 65% of whom were based in North America and the remainder of whom were based in Europe and the Asia Pacific region. The employee separations affected the majority of business functions and job classes. Of the 480 employees identified, approximately 400 were terminated during 1998 and 80 were terminated in 1999.

    The amounts accrued and charged against the established provisions described above were as follows:

                                                BEGINNING   CURRENT YEAR   CURRENT YEAR
                                                 BALANCE     PROVISION     UTILIZATION    ENDING BALANCE
                                                ---------   ------------   ------------   --------------
1999
Employee termination benefits.................    $21.4        $121.5         $ 67.4          $ 75.5
Lease abandonments............................     13.3          11.2            5.9            18.6
Asset disposals...............................      5.7          17.9           19.5             4.1
Other exit costs..............................      3.1          20.0           11.9            11.2
                                                  -----        ------         ------          ------
                                                  $43.5        $170.6         $104.7          $109.4
                                                  =====        ======         ======          ======
1998
Employee termination benefits.................    $  --        $ 43.7         $ 22.3          $ 21.4
Lease abandonments............................      6.5          11.3            4.5            13.3
Asset disposals...............................       --          19.9           14.2             5.7
Other exit costs..............................       --           7.5            4.4             3.1
                                                  -----        ------         ------          ------
                                                  $ 6.5        $ 82.4         $ 45.4          $ 43.5
                                                  =====        ======         ======          ======

INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $131.9 in 1999, from $114.4 in 1998 and $82.6 in 1997. Investment income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in 1999 and 1998 primarily due to higher average cash and investment balances which were derived from operations.

    Interest expense decreased to $33.5 in 1999 from $34.8 in 1998. Interest expense increased to $34.8 in 1998 from $31.3 in 1997. The decrease in 1999 from 1998 is primarily due to conversions of the 3 1/4% Convertible Subordinated Notes due 2002 of the Company (the "3 1/4% Notes") to Common Stock. The increase in 1998 from 1997 was primarily due to the issuance of the 3 1/4% Notes and the 6% Convertible Subordinated Notes due 2004 of the Company (the "6% Notes").

OTHER INCOME/(EXPENSE), NET

    The net other income was $17.7 in 1999 compared with the net other income of $0.4 in 1998 and $1.1 in 1997. The increase in the net other income from 1998 to 1999 is primarily attributable to gains on the sale of publicly traded securities acquired as part of the Data General acquisition.

PROVISION FOR INCOME TAXES

    The provision for income taxes was $346.6 in 1999, $260.3 in 1998 and $181.8 in 1997, which resulted in effective tax rates of 25.5%, 28.5% and 23.6% in 1999, 1998 and 1997, respectively. The effective tax rates in 1999, 1998, and 1997 were lower than the statutory federal rate (35%) due primarily to the realization of the benefits of the Company's global tax strategies and the benefits derived from its offshore manufacturing operations. The major impact of the Data General acquisition to the tax provision under the pooling of interest method of acquisition accounting was a reduction in the valuation reserve formerly recorded for certain Data General net operating loss carryforwards and the non-deductibility of certain restructuring charges. The Company anticipates that the effective tax rate for fiscal 2000 will be approximately 27%.

FINANCIAL CONDITION

    Cash and cash equivalents and short and long-term investments were $3,173.7 and $2,380.3 at December 31, 1999 and 1998, respectively, an increase of $793.4. In 1999, cash and cash equivalents increased by $273.9 and short and long-term investments increased by $519.5. This reflects the Company's continued efforts to invest excess cash in short and long-term investments, which generate a higher yield than cash and cash equivalents.

    Cash provided by operating activities was $1,371.6. This was primarily generated from net income offset by an increase in working capital, primarily attributable to an increase in accounts receivable, consistent with the growth of the business. Cash used by investing activities was $1,170.9, principally for purchases of investments and additions to property, plant and equipment.

    Cash provided by financing activities was $73.2, principally from the issuance of Common Stock from stock option exercises.

    The Company has available for use a credit line of $50.0 and may elect to borrow at any time. In March 1997, the Company sold $517.5 of the 3 1/4% Notes. The 3 1/4% Notes are generally convertible into shares of Common Stock at any time prior to the redemption date at a conversion price of $11.33 per share. As of December 31, 1999, $57.1 of the 3 1/4% Notes have been converted into Common Stock. On February 15, 2000, the Company announced that it would redeem all of the outstanding 3 1/4% Notes on March 15, 2000; however, the Company believes that substantially all of the outstanding 3 1/4% Notes were converted into Common Stock on or prior to such date. In May 1997, the Company sold $212.8 of the 6% Notes. The 6% Notes are generally convertible into shares of common stock at a conversion price of $83.82 per share, subject to adjustment in certain events. As of December 31, 1999, none of the 6% Notes have been converted into Common Stock. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

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

IF EMC'S SUPPLIERS DO NOT MEET ITS QUALITY OR DELIVERY REQUIREMENTS, EMC COULD
  HAVE DECREASED REVENUES AND EARNINGS.

    EMC purchases several sophisticated components and products from one or a limited number of qualified suppliers, including some of its competitors. These components and products include disk drives, high density memory components and power supplies. EMC has experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of its suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for its products, EMC could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on EMC's business, results of operations or financial condition.

    Additionally, EMC periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on EMC's revenues and earnings.

EMC MAY BE UNABLE TO KEEP PACE WITH RAPID INDUSTRY CHANGES.

    The computer storage and server markets are characterized by rapid technological change, frequent new product introductions and evolving industry standards. Sales of the Symmetrix series of products constitute the principal source of revenues for EMC and EMC expects these sales to continue to be the principal source of its revenues in the near future. Customer preferences in these markets are difficult to predict, however, and there can be no assurance that the Symmetrix series or other of the Company's products will continue to be properly positioned in the market or to receive customer acceptance. In addition, as a significant number of EMC's products are designed to be fully compatible with the computers and operating systems of IBM and others, EMC's business could also be adversely affected by modifications in the design or configuration of these computers and operating systems.

    Risks inherent in the transition to new products include the difficulty in forecasting customer demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers' demand for new products on the products being replaced and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. There can be no assurance that EMC will be able to effectively manage the transitions to new products or new technologies.

THE MARKETS EMC SERVES ARE HIGHLY COMPETITIVE, AND EMC MAY BE UNABLE TO COMPETE
  EFFECTIVELY.

    EMC competes with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than EMC. EMC's business may be adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, price reductions of its competitors' equipment or services and the implementation of effective marketing strategies by its competitors.

COMPETITIVE PRICING COULD ADVERSELY AFFECT EMC'S REVENUES AND EARNINGS.

    Competitive pricing pressures exist in the computer storage and server markets and have had and may in the future have an adverse effect on EMC's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which EMC cannot foresee. EMC currently believes that pricing pressures are likely to continue.

    To date, EMC has been able to manage its component and product design costs. However, there can be no assurance that EMC will be able to continue to achieve reductions in component and product design costs. The relative and varying rates of product price and component cost declines could have an adverse effect on EMC's earnings.

CHANGES IN FOREIGN LAWS, RULES OR REGULATIONS OR OTHER CONDITIONS COULD IMPAIR
  EMC'S INTERNATIONAL SALES.

    A substantial portion of EMC's revenues is derived from sales outside the United States. In addition, a substantial portion of EMC's products is manufactured outside of the United States. Accordingly, EMC's future results could be adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

RISKS ASSOCIATED WITH EMC'S INDIRECT CHANNELS OF DISTRIBUTION MAY ADVERSELY
  AFFECT EMC'S FINANCIAL RESULTS.

    EMC derives a significant percentage of its product revenues from indirect channels of distribution, including resellers, systems integrators and distributors. EMC's financial results could be adversely affected if its contracts with its indirect channels of distribution were terminated, if EMC's relationship with its indirect channels were to deteriorate or if the financial condition of its indirect channels were to weaken. In addition, as EMC's business grows, EMC may have an increased reliance on indirect channels of distribution. There can be no assurance that EMC will be successful in maintaining or expanding these channels. If EMC is not successful, EMC may lose certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential orders, thereby making it more difficult to accurately forecast such orders. In addition, there can be no assurance that indirect channels will not develop or market products in competition with EMC in the future.

HISTORICALLY UNEVEN SALES PATTERNS COULD SIGNIFICANTLY IMPACT QUARTERLY REVENUES
  AND EARNINGS.

    EMC's quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. EMC believes this uneven sales pattern is a result of many factors including:

    - the significant size of EMC's average product price in relation to its customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter

    - the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

    - the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

    - seasonal influences

    EMC's uneven sales pattern also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity accordingly. If orders vary substantially from the predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could adversely affect quarterly revenues and earnings.

    In addition, EMC's revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and its backlog at any particular time is not necessarily indicative of future sales levels. This is because:

    - EMC manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers

    - EMC generally ships products shortly after receipt of the order

    - customers may reschedule orders with little or no penalty

    Moreover, delays in product shipping, caused by loss of power or telecommunications or similar services, or an unexpected decline in revenues without a corresponding and timely slowdown in expenses, could intensify the impact of these factors on EMC's business, results of operations and financial condition.

EMC MAY HAVE DIFFICULTY SUSTAINING AND MANAGING ITS GROWTH.

    EMC has a history of rapid growth. EMC's future operating results will depend on its management's ability to manage growth, including, but not limited to, hiring and retaining significant numbers of qualified employees, forecasting revenues, controlling expenses and managing its manufacturing capacity and other assets and executing on its plans. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could have a material adverse effect on EMC's business, results of operations or financial condition.

    In addition, EMC's growth requires enhancement and expansion of its infrastructure, including its management team, information systems and manufacturing operations. The Company's continued success and profitability depends on its ability to continue to improve its infrastructure to keep pace with the growth in its overall business.

EMC'S BUSINESS MAY SUFFER IF IT IS UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

    EMC's continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the high technology industry. There can be no assurance that EMC will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or EMC's inability to attract additional qualified employees or retain other employees could have a material adverse effect on EMC's business, results of operations or financial condition.

MANUFACTURING RISKS COULD DIRECTLY IMPAIR EMC'S FINANCIAL RESULTS.

    EMC's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by EMC or its suppliers, EMC could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to EMC's reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in the future growth of EMC. EMC frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that EMC's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to EMC's reputation, any of which could have a material adverse effect on EMC's business, results of operations or financial condition.

EMC'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE RISKS
  ASSOCIATED WITH ACQUISITIONS AND INVESTMENTS.

    As part of its business strategy, EMC seeks to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business including, among other things:

    - the effect of the acquisition on EMC's financial and strategic position and reputation

    - the failure of an acquired business to further EMC's strategies

    - the difficulty of integrating the acquired business

    - the lack of experience in new markets, products or technologies

    - the diversion of EMC's management's attention from other business concerns

    - the impairment of relationships with customers of the acquired business

    - the potential loss of key employees of the acquired company

    - the implementation and maintenance of uniform company-wide standards, procedures and policies

    - the potential incompatibility of business cultures

    These factors could have a material adverse effect on EMC's business, results of operations or financial condition. EMC expects that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination of these. To the extent that EMC issues shares of stock or other rights to purchase stock in connection with any future acquisition, existing stockholders will experience dilution and potentially decreased earnings per share.

    EMC also seeks to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

EMC'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE RISKS
  ASSOCIATED WITH ALLIANCES.

    EMC has alliances with leading software, relational database and enterprise application companies, and EMC plans to continue its strategy of developing key alliances. EMC works with these companies to integrate its products with their software applications. There can be no assurance that EMC will be successful in its ongoing strategic alliances or that EMC will be able to find further suitable business relationships as it develops new products. Any failure to continue or expand such relationships could have a material adverse effect on EMC's business, results of operations or financial condition.

    There can be no assurance that companies with which EMC has strategic alliances, certain of which have substantially greater financial, marketing and technological resources than EMC, will not develop or market products in competition with EMC in the future, discontinue their alliances with EMC or form alliances with EMC's competitors.

EMC'S BUSINESS MAY SUFFER IF IT CANNOT PROTECT ITS INTELLECTUAL PROPERTY.

    EMC generally relies upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain EMC's proprietary rights in its technology and products. However, there can be no assurance that any of EMC's proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect EMC's proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that EMC will be able to adequately protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect EMC's competitive position. Further, there can be no assurance that EMC will be able to obtain licenses to any technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.

    From time to time, EMC receives notices from third parties claiming infringement by EMC's products of third-party patent or other intellectual property rights. Responding to any such claim, regardless of its merit, could be time-consuming, result in costly litigation, divert management's attention and resources and cause EMC to incur significant expenses. In the event there is a temporary or permanent injunction entered prohibiting EMC from marketing or selling certain of its products or a successful claim of infringement against EMC requiring EMC to pay royalties to a third party, and EMC fails to develop or license a substitute technology, EMC's business, results of operations or financial condition could be materially adversely affected.

YEAR 2000 PROBLEMS MAY DISRUPT EMC'S BUSINESS.

    The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

    In February 1997, EMC established a Year 2000 program to address systems and software problems in interpreting certain dates in calendar year 2000. Under this program, EMC completed, prior to January 1, 2000, an assessment of the hardware and software in its business information systems and completed the necessary modifications. To date, EMC has not experienced, and is not aware of, any Year 2000 problems or disruptions in its internal systems; however, EMC cannot, at this time, be assured that any such problems or disruptions, if they were to occur, would not have a material impact on EMC's business, results of operations or financial condition.

    Under its Year 2000 program, EMC sought and has received certifications of Year 2000 compliance from all of its key vendors and suppliers. EMC has also received certifications or statements of Year 2000 compliance from other vendors and suppliers and has assessed questionnaire responses and related information from other third parties. To date, EMC has not received any notification from any of its key vendors, suppliers or other third parties of any Year 2000 problems or disruptions; however, EMC cannot, at this time, be assured that Year 2000 problems of third parties will not have a material impact on EMC's business, results of operations or financial condition.

    EMC has designed and tested the current versions of its Symmetrix series of products and the current versions of its other products to be Year 2000 compliant. EMC has made upgrades available for the older versions of its Symmetrix series of products and for certain other of its older products that have not been tested for Year 2000 compliance so that such products will test as Year 2000 compliant. EMC's CLARiiON storage products and AViiON servers test as Year 2000 ready or EMC has made upgrades available to make such products test as Year 2000 ready. There can be no assurance that Year 2000 problems in EMC's products, if they were to occur, would not have a material impact on EMC's business, results of operations or financial condition.

    The assessment, remediation, testing and contingency planning phases of EMC's Year 2000 program are complete. The total cost of such program has not had, and EMC does not anticipate that the total cost of such program will have, a material effect on its business, results of operations or financial condition.

    The most reasonably likely worst case scenarios regarding failures to interpret certain dates in calendar Year 2000 would include a hardware failure, the corruption or loss of data contained in EMC's internal information systems, a failure affecting EMC's key vendors, suppliers or customers, the failure of infrastructure services provided by government agencies or other third parties, and customer dissatisfaction related to the performance of EMC's products.

    Under its program, EMC developed a Year 2000 contingency plan. This contingency plan includes, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required.

    Further information about EMC's Year 2000 readiness is available at the Company's website at HTTP://WWW.EMC.COM/YEAR2000.

LITIGATION THAT EMC MAY BECOME INVOLVED IN MAY ADVERSELY AFFECT EMC.

    In the ordinary course of business, EMC may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management's attention and resources and cause EMC to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on its business, results of operations or financial condition.

CHANGES IN REGULATIONS COULD ADVERSELY AFFECT EMC.

    EMC's business, results of operations and financial condition could be adversely affected if laws, regulations or standards relating to EMC or its products were newly implemented or changed.

EMC'S STOCK PRICE IS VOLATILE.

    EMC's stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

    - the announcement of new products, services or technological innovations by EMC or its competitors

    - quarterly variations in its operating results

    - changes in revenue or earnings estimates by the investment community

    - speculation in the press or investment community

    In addition, EMC's stock price may be affected by general market conditions and domestic and international economic factors unrelated to EMC's performance. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies to hedge against known or forecasted market exposures.

FOREIGN EXCHANGE RISK MANAGEMENT

    As a multinational corporation, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Historically, the Company's primary exposures related to sales denominated in the Euro, the Japanese yen and the British pound. Additionally, the Company's exposure to emerging market economies, particularly in Latin America and South East Asia, has recently increased because of its expanding presence in these markets. Despite the relative size of the Company's exposures in these markets, the inherent volatility of these economies could negatively impact the Company's financial results.

    The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, the Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading or speculative purposes.

    The Company uses forward exchange contracts to hedge its net asset position and uses a combination of option and forward contracts to hedge anticipated cash flows. The hedging activity is intended to offset the impact of currency fluctuations on assets, liabilities and cash flows denominated in foreign currencies. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

    The Company employs a variance/covariance model to calculate value-at-risk for its combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 1999. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $0.4 million as of December 31, 1999.

INTEREST RATE RISK

    The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. The investments are classified as available for sale and all are denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income/(loss). These instruments are not leveraged, and are not held for trading purposes. A portion of the Company's investment portfolio is comprised of mortgage-backed securities which are subject to prepayment risk.

    The Company employs a variance/covariance model to calculate value-at-risk for its combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 1999. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one day holding period. The value at risk on the investment portfolios was $2.2 million as of December 31, 1999.

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

                        EMC CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                              FORM 10-K
                                                              ----------
Report of Independent Accountants...........................      p. 27

Consolidated Balance Sheets at December 31, 1999 and 1998...      p. 28

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998
  and 1997..................................................      p. 29

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998
  and 1997..................................................      p. 30

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1999, 1998 and 1997..........      p. 31

Consolidated Statements of Comprehensive Income for
  the years ended December 31, 1999, 1998 and 1997..........      p. 32

Notes to Consolidated Financial Statements..................  pp. 33-58

Schedule:

  Schedule II--Valuation and Qualifying Accounts............     p. S-1

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the

Board of Directors of EMC Corporation:

    In our opinion, the consolidated financial statements listed in the accompanying index on page 26 present fairly in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 21, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $1,109,409      $  835,466
  Short-term investments....................................      714,730         982,482
  Trade and notes receivable less allowance for doubtful
    accounts of
    $34,279 and $26,755 in 1999 and 1998, respectively......    1,625,438       1,292,790
  Inventories...............................................      618,885         620,025
  Deferred income taxes.....................................      147,471          49,682
  Other assets..............................................      104,463          85,570
                                                               ----------      ----------
Total current assets........................................    4,320,396       3,866,015
Long-term investments.......................................    1,349,599         562,360
Notes receivable, net.......................................       76,756          34,870
Property, plant and equipment, net..........................    1,023,179         823,160
Deferred income taxes.......................................      108,587          26,561
Intangible and other assets, net............................      294,771         314,054
                                                               ----------      ----------
    Total assets............................................   $7,173,288      $5,627,020
                                                               ==========      ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $    9,116      $   29,361
  Accounts payable..........................................      370,055         299,412
  Accrued expenses..........................................      611,052         457,122
  Income taxes payable......................................      249,234         160,792
  Deferred revenue..........................................      158,458          94,328
                                                               ----------      ----------
Total current liabilities...................................    1,397,915       1,041,015
Deferred income taxes.......................................      125,353          75,290
Long-term obligations:
  3 1/4% convertible subordinated notes due 2002............      460,399         517,500
  6% convertible subordinated notes due 2004................      212,750         212,750
  Notes payable.............................................       13,460          21,396
Other liabilities...........................................       11,625          30,079
                                                               ----------      ----------
    Total liabilities.......................................    2,221,502       1,898,030
                                                               ----------      ----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized 25,000
    shares; none outstanding................................           --              --
  Common Stock, par value $.01; authorized 3,000,000 shares;
    issued and outstanding 1,039,275 and 1,022,952 in 1999
    and 1998, respectively..................................       10,393          10,230
  Additional paid-in capital................................    1,706,387       1,479,823
  Deferred compensation.....................................      (30,282)        (36,516)
  Retained earnings.........................................    3,299,821       2,289,251
  Accumulated other comprehensive income/(loss).............      (34,533)         (7,890)
                                                               ----------      ----------
    Subtotal................................................    4,951,786       3,734,898
  Treasury stock............................................           --          (5,908)
                                                               ----------      ----------
      Total stockholders' equity............................    4,951,786       3,728,990
                                                               ----------      ----------
        Total liabilities and stockholders' equity..........   $7,173,288      $5,627,020
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE YEAR ENDED
                                                          ---------------------------------------------
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
Revenues:
  Net sales.............................................   $5,983,009      $4,860,838      $4,022,584
  Services..............................................      732,601         575,320         465,267
                                                           ----------      ----------      ----------
                                                            6,715,610       5,436,158       4,487,851
Costs and expenses:
  Cost of sales.........................................    2,751,360       2,600,405       2,317,189
  Cost of service.......................................      506,885         395,995         295,269
  Research and development..............................      572,517         435,344         332,078
  Selling, general and administrative...................    1,435,508       1,087,747         826,357
  Restructuring, merger and other charges...............      208,246          82,400              --
                                                           ----------      ----------      ----------
Operating income........................................    1,241,094         834,267         716,958
Investment income.......................................      131,911         114,355          82,582
Interest expense........................................      (33,490)        (34,786)        (31,302)
Other income/(expense), net.............................       17,650             397           1,082
                                                           ----------      ----------      ----------
Income before taxes.....................................    1,357,165         914,233         769,320
Income tax provision....................................      346,595         260,255         181,809
                                                           ----------      ----------      ----------
Net income..............................................   $1,010,570      $  653,978      $  587,511
                                                           ==========      ==========      ==========
Net income per weighted average share, basic............   $     0.98      $     0.64      $     0.59
                                                           ==========      ==========      ==========
Net income per weighted average share, diluted..........   $     0.92      $     0.61      $     0.56
                                                           ==========      ==========      ==========
Weighted average shares, basic..........................    1,030,551       1,015,371       1,001,016
Weighted average shares, diluted........................    1,109,532       1,094,215       1,065,484

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEAR ENDED
                                                          ---------------------------------------------
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
Cash flows from operating activities:
  Net income............................................   $ 1,010,570     $   653,978     $  587,511
  Adjustments to reconcile net income to net cash
    provided/ (used) by operating activities:
    Depreciation and amortization.......................       447,114         366,403        241,789
    Deferred income taxes...............................      (122,973)           (615)         8,538
    Net loss on disposal of property and equipment......         9,896           9,073         10,432
    Tax benefit from stock options exercised............        58,033          43,670         18,540
    Minority interest...................................           135            (499)          (337)
    Changes in assets and liabilities:
      Trade and notes receivable........................      (383,547)       (212,988)      (197,895)
      Inventories.......................................        12,483         (18,671)      (120,109)
      Other assets......................................       (49,789)        (13,250)       (57,916)
      Accounts payable..................................        70,798         (45,383)        42,771
      Accrued expenses..................................       158,191         145,396         13,049
      Income taxes payable..............................        88,442          15,978         46,063
      Deferred revenue..................................        67,116          34,394            458
      Other liabilities.................................         5,166          (6,816)        (3,842)
                                                           -----------     -----------     ----------
        Net cash provided by operating activities.......     1,371,635         970,670        589,052
                                                           -----------     -----------     ----------
Cash flows from investing activities:
  Additions to property, plant and equipment............      (524,279)       (484,708)      (328,669)
  Proceeds from sales of property and equipment.........             1               6            313
  Capitalized software development costs................       (88,201)        (71,689)       (66,010)
  Purchase of short and long-term held-to-maturity
    securities..........................................      (191,254)     (1,100,361)      (904,308)
  Maturity of short and long-term held-to-maturity
    securities..........................................       940,483       1,016,607        669,198
  Purchase of short and long-term available for sale
    securities..........................................    (2,752,925)     (1,758,564)      (192,818)
  Sales of short and long-term available for sale
    securities..........................................     1,445,237       1,157,077          2,590
  Business acquisitions.................................            --         (53,903)            --
                                                           -----------     -----------     ----------
        Net cash used by investing activities...........    (1,170,938)     (1,295,535)      (819,704)
                                                           -----------     -----------     ----------
Cash flows from financing activities:
  Issuance of common stock..............................       101,424          64,269         50,928
  Redemption of 4 1/4% convertible subordinated notes
    due 2001............................................            --              --            (65)
  Proceeds from investment in new McDATA................            --              --         10,000
  Issuance of convertible subordinated notes, net of
    issuance costs......................................            --              --        713,524
  Payment of long-term and short-term obligations.......       (30,435)        (12,413)       (36,754)
  Issuance of long-term and short-term obligations......         2,256          14,553          4,732
                                                           -----------     -----------     ----------
        Net cash provided by financing activities.......        73,245          66,409        742,365
                                                           -----------     -----------     ----------
Effect of exchange rate changes on cash.................             1          (2,020)        (8,039)
Net (decrease)/increase in cash and cash equivalents....       273,942        (258,456)       511,713
Cash and cash equivalents at beginning of period........       835,466       1,095,942        592,268
                                                           -----------     -----------     ----------
Cash and cash equivalents at end of period..............   $ 1,109,409     $   835,466     $1,095,942
                                                           ===========     ===========     ==========
Non-cash activity--conversions of debentures and
  notes.................................................   $    57,101              --     $  140,682
                --business acquisitions.................            --     $    51,755             --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                            ---------------------------------------------------------------
                                COMMON STOCK
                            ---------------------
                                                    ADDITIONAL
                                           PAR       PAID-IN       DEFERRED       RETAINED
                              SHARES      VALUE      CAPITAL     COMPENSATION     EARNINGS
                            ----------   --------   ----------   -------------   ----------
Balance, December 31,
  1996....................     965,463   $ 9,655    $ 935,479      $(17,512)     $1,047,762
  Exercise of stock
    options...............      12,615       126       50,802            --             --
  Tax benefit from stock
    options exercised.....          --        --       18,540            --             --
  Grant of stock
    options...............          --        --       20,778       (20,778)            --
  Issuance of common stock
    pursuant to
    conversions of
    notes.................      30,792       308      265,474            --             --
  Amortization of deferred
    compensation..........          --        --           --         8,678             --
  Treasury stock
    transactions..........          --        --         (579)           --             --
  Proceeds in excess of
    minority interest in
    new McDATA............          --        --        6,625            --             --
  Unrealized gain/(loss)
    on investments........          --        --           --            --             --
  Translation
    adjustment............          --        --           --            --             --
  Net income..............          --        --           --            --        587,511
                            ----------   -------    ----------     --------      ----------
Balance, December 31,
  1997....................   1,008,870    10,089    1,297,119       (29,612)     1,635,273
                            ----------   -------    ----------     --------      ----------
  Exercise of stock
    options...............      11,868       119       64,150            --             --
  Tax benefit from stock
    options exercised.....          --        --       43,670            --             --
  Grant of stock
    options...............          --        --       21,341       (21,341)            --
  Amortization of deferred
    compensation..........          --        --           --        14,437             --
  Business acquisitions...       2,214        22       51,175            --             --
  Other adjustments.......          --        --        2,335            --             --
  Treasury stock
    transactions..........          --        --           33            --             --
  Unrealized gain/(loss)
    on investments........          --        --           --            --             --
  Minimum pension
    liability.............          --        --           --            --             --
  Translation
    adjustment............          --        --           --            --             --
  Net income..............          --        --           --            --        653,978
                            ----------   -------    ----------     --------      ----------
Balance, December 31,
  1998....................   1,022,952    10,230    1,479,823       (36,516)     2,289,251
                            ----------   -------    ----------     --------      ----------
  Exercise of stock
    options...............      11,373       113      103,219            --             --
  Tax benefit from stock
    options exercised.....          --        --       58,033            --             --
  Grant of stock
    options...............          --        --       16,077       (16,077)            --
  Issuance of common stock
    pursuant to conversion
    of notes..............       5,041        50       57,051            --             --
  Amortization of deferred
    compensation..........          --        --           --        22,311             --
  Retirement of treasury
    stock.................         (91)       --       (7,816)           --             --
  Minimum pension
    liability.............          --        --           --            --             --
  Unrealized gain/(loss)
    on investments........          --        --           --            --             --
  Translation
    adjustment............          --        --           --            --             --
  Net income..............          --        --           --            --      1,010,570
                            ----------   -------    ----------     --------      ----------
Balance, December 31,
  1999....................   1,039,275   $10,393    $1,706,387     $(30,282)     $3,299,821
                            ==========   =======    ==========     ========      ==========

                                FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                            ----------------------------------------------------

                             ACCUMULATED          TREASURY
                                OTHER               STOCK              TOTAL
                            COMPREHENSIVE    -------------------   STOCKHOLDERS'
                                INCOME        SHARES      COST        EQUITY
                            --------------   --------   --------   -------------
Balance, December 31,
  1996....................     $  9,095          69     $(6,454)    $1,978,025
  Exercise of stock
    options...............           --          --          --         50,928
  Tax benefit from stock
    options exercised.....           --          --          --         18,540
  Grant of stock
    options...............           --          --          --             --
  Issuance of common stock
    pursuant to
    conversions of
    notes.................           --          --          --        265,782
  Amortization of deferred
    compensation..........           --          --          --          8,678
  Treasury stock
    transactions..........           --          (4)        579             --
  Proceeds in excess of
    minority interest in
    new McDATA............           --          --          --          6,625
  Unrealized gain/(loss)
    on investments........       (5,608)         --          --         (5,608)
  Translation
    adjustment............       (9,540)         --          --         (9,540)
  Net income..............           --          --          --        587,511
                               --------        ----     -------     ----------
Balance, December 31,
  1997....................       (6,053)         65      (5,875)     2,900,941
                               --------        ----     -------     ----------
  Exercise of stock
    options...............           --          --          --         64,269
  Tax benefit from stock
    options exercised.....           --          --          --         43,670
  Grant of stock
    options...............           --          --          --             --
  Amortization of deferred
    compensation..........           --          --          --         14,437
  Business acquisitions...           --          --          --         51,197
  Other adjustments.......           --          --          --          2,335
  Treasury stock
    transactions..........           --          --         (33)            --
  Unrealized gain/(loss)
    on investments........        6,777          --          --          6,777
  Minimum pension
    liability.............       (6,252)         --          --         (6,252)
  Translation
    adjustment............       (2,362)         --          --         (2,362)
  Net income..............           --          --          --        653,978
                               --------        ----     -------     ----------
Balance, December 31,
  1998....................       (7,890)         65      (5,908)     3,728,990
                               --------        ----     -------     ----------
  Exercise of stock
    options...............           --          26      (1,908)       101,424
  Tax benefit from stock
    options exercised.....           --          --          --         58,033
  Grant of stock
    options...............           --          --          --             --
  Issuance of common stock
    pursuant to conversion
    of notes..............           --          --          --         57,101
  Amortization of deferred
    compensation..........           --          --          --         22,311
  Retirement of treasury
    stock.................           --         (91)      7,816             --
  Minimum pension
    liability.............        6,252          --          --          6,252
  Unrealized gain/(loss)
    on investments........      (30,592)         --          --        (30,592)
  Translation
    adjustment............       (2,303)                     --         (2,303)
  Net income..............           --          --          --      1,010,570
                               --------        ----     -------     ----------
Balance, December 31,
  1999....................     $(34,533)         --     $    --     $4,951,786
                               ========        ====     =======     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                       FOR THE YEAR ENDED
                                                          ---------------------------------------------
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
Net income..............................................   $1,010,570       $653,978        $587,511
Other comprehensive income/(loss) net of tax benefit:
  Foreign currency translation adjustments, net of tax
    of $(768), $(787) and $(3,180)......................       (2,303)        (2,362)         (9,540)
  Equity adjustment for minimum pension liability, net
    of tax of $2,084, $(2,084) and $0...................        6,252         (6,252)             --
  Unrealized gain/(loss) on investments and derivatives,
    net of tax of $(10,197), $2,259 and $(1,869)........      (30,592)         6,777          (5,608)
                                                           ----------       --------        --------
Other comprehensive income/(loss).......................      (26,643)        (1,837)        (15,148)
                                                           ----------       --------        --------
Comprehensive income....................................   $  983,927       $652,141        $572,363
                                                           ==========       ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    COMPANY

    EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of hardware and software and provide services for the storage, management, protection and sharing of electronic information. These integrated solutions enable organizations to create an electronic information infrastructure or what EMC calls an E-Infostructure. EMC is the leading supplier of those solutions, which are comprised of enterprise storage systems, networks, software and services. Its products are sold to customers utilizing a variety of the world's most popular computing platforms for key applications, including electronic commerce, data warehousing and transaction processing.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company treats gains/ losses on sales of subsidiary stock of development stage companies as equity transactions.

    BASIS OF PRESENTATION

    The Company's fiscal year ends on December 31. On October 12, 1999, EMC completed the acquisition of Data General Corporation ("Data General"), which was accounted for as a pooling-of-interests. Prior to the acquisition, Data General's fiscal year end was the last Saturday in September and its month end was the last Saturday of the month. Data General's financial information has been conformed to a calendar year end for each of the years presented. EMC's consolidated financial statements include the results of Data General.

    Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

    REVENUE RECOGNITION

    The Company generally recognizes revenue from product sales upon shipment provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience. Revenue from sales-type leases is recognized at the net present value of expected future payments. Service revenue is recognized over the contractual period or as services are rendered. In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    FOREIGN CURRENCY TRANSLATION

    The local currency is the functional currency of the majority of the Company's subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period, except for property, plant and equipment which is translated at historical exchange rates. The Company's subsidiaries in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar and therefore, their functional currency is the U.S. dollar. Consolidated foreign currency transaction results included in other income/(expense), net were gains of $2,712 in 1999, $5,746 in 1998 and $2,959 in 1997.

    DERIVATIVES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 1999. As a result of this adoption, all derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. The Company does not engage in currency speculation. The Company may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

    The Company uses forward exchange contracts to hedge its net asset position and a combination of forward and option contracts to hedge anticipated cash flows. The gains or losses arising from forward contracts hedging the Company's net asset position are recorded in other income or expense as offsets to the gains or losses resulting from the underlying hedged items. Gains and losses from contracts hedging cash flow exposures are recognized in the income statement as appropriate in the same period in which the related underlying hedged item is recognized.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. These investments are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $598,684 and $565,420 at December 31, 1999 and 1998, respectively. Cash equivalents consist primarily of commercial paper and money market securities.

    INVESTMENTS

    The Company's investments are comprised primarily of debt securities which are classified at purchase as either held-to-maturity or available for sale during 1998 and as available for sale in 1999. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                                  1999       1998       1997
                                                --------   --------   --------
Cash paid for:
  Income taxes................................  $325,990   $214,727   $112,645
  Interest....................................    31,285     34,666     28,649

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market, not in excess of net realizable value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures......................................  7 years
Equipment...................................................  3-10 years
Improvements................................................  5-25 years
Buildings...................................................  25-31 1/2 years

    When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in the statement of income.

    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over a period of two to four years. Unamortized software development costs were $123,936 and $96,013 at December 31, 1999 and 1998, respectively, and are included in intangible and other assets. Amortization expense was $60,278, $48,017 and $40,064 in 1999, 1998 and 1997, respectively.

    INCOME TAXES

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note J). Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise.

    The Company does not provide for U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings.

    EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") beginning with the fiscal year ended
December 31, 1997. This Statement requires the presentation of basic and diluted net income per share. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible debt. The Company has restated all prior period per share data presented as required by SFAS 128.

    RETIREMENT/POST EMPLOYMENT BENEFITS

    Net pension cost for the Company's domestic defined benefit pension plan is funded as accrued, to the extent that current pension cost is deductible for U.S. Federal tax purposes and to comply with the General Agreement on Tariff and Trade Bureau (GATT) additional minimum funding requirements for the plan year beginning October 1, 1995. Net pension cost for the Company's international defined benefit pension plans are generally funded as accrued. The net transition surplus or obligation for these international plans are amortized over periods ranging from 15 to 20 years.

    Net post-retirement benefit costs for the Company's domestic post-retirement benefits plan are generally funded as accrued, to the extent that current cost is deductible for U.S. Federal tax purposes. The net transition obligation for the plan is amortized over 18 years.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. The required disclosures under SFAS 123 are included in Note M.

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

    Hewlett-Packard Company ("HP") represented 5%, 16% and 17% of the Company's total revenues in 1999, 1998 and 1997, respectively. The Company and HP agreed to terminate their reseller contract effective as of June 30, 1999.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

B.  ACQUISITIONS

    On October 12, 1999, EMC acquired Data General, a designer, manufacturer and marketer of CLARiiON Fibre Channel storage systems and AViiON computer systems servers for fast growing segments of the server market, in a transaction accounted for as a pooling-of-interests. EMC issued an aggregate of approximately 16 million shares of common stock, or 0.3125 shares of EMC common stock for each share of outstanding Data General common stock, in the acquisition.

    Separate company results for 1999 before the combination was consummated were as follows:

                                                           NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1999
                                                        -----------------------
                                                         REVENUES    NET INCOME
                                                        ----------   ----------
EMC...................................................  $3,753,434    $819,126
Data General..........................................   1,086,423     (15,162)
                                                        ----------    --------
Total.................................................  $4,839,857    $803,964
                                                        ==========    ========

    The Company acquired several companies during 1998, in transactions accounted for using the purchase method, which are not significant to its financial position or results of operations. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of acquisition.

    On December 31, 1999 and 1998 the net book value of goodwill associated with all acquisitions was $66,915 and $102,610, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years and is included in intangible and other assets, net. Accumulated amortization was $41,769 and $18,925 on December 31, 1999 and 1998, respectively.

C.  RESTRUCTURING, MERGER AND OTHER CHARGES

    During fiscal year 1999, the Company recorded a total charge of $223.6 million related to restructuring, merger and other charges primarily related to the acquisition of Data General. During 1998, the Company recorded charges totaling $135.0 million related to a restructuring program and other charges.

    During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General. The restructuring plan, which is expected to be completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during 1999, the Company recorded a charge of approximately $170.6 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses. The expected cash impact of the charge is approximately $140.7 million of which $52.4 million was paid in 1999.

    The restructuring program includes an aggregate net reduction of the workforce of approximately 1,100 employees approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

job classes. Of the approximately 1,100 employees identified, approximately 500 were terminated in 1999.

    In 1999, the Company also recorded a charge for merger costs of $23.5 million for financial advisory services, legal, accounting and other direct expenses related to the Data General acquisition which has been recorded in operating expenses. In addition, the Company recorded a $14.1 million charge related to asset impairments recorded in operating expenses and recorded a charge of $15.4 million for capitalized software and inventory write-downs which is included in cost of product sales.

    In 1998, the Company recorded a charge of $135.0 million related to a restructuring program and certain asset write-downs resulting from the program. The charge included approximately $82.4 million related to employee termination benefits, asset write-downs and other exit costs which the Company has recorded in operating expenses and approximately $52.6 million for capitalized software and inventory write-downs which are included in cost of product sales. The total cash impact of the restructuring charge is approximately $58.5 million of which $24.4 million was paid in 1998 and $21.6 million was paid in 1999. As of December 31, 1999, the remaining accruals of $15.7 million from the 1998 restructuring program are primarily related to excess vacant rental properties in Europe.

    The 1998 restructuring program included an aggregate net reduction of the workforce by approximately 480 employees, approximately 65% of whom were based in North America and the remainder of whom were in Europe and Asia Pacific. The employee separations affected the majority of business functions and job classes. Of the 480 employees identified, approximately 400 were terminated during 1998 and 80 were terminated in 1999.

    The amounts accrued and charged against the established provisions described above were as follows:

                                                                    CURRENT      CURRENT
                                                       BEGINNING     YEAR         YEAR        ENDING
                                                        BALANCE    PROVISION   UTILIZATION   BALANCE
                                                       ---------   ---------   -----------   --------
1999
Employee termination benefits........................   $21,359    $121,539     $ 67,417     $ 75,481
Lease abandonments...................................    13,321      11,193        5,859       18,655
Asset disposals......................................     5,747      17,930       19,561        4,116
Other exit costs.....................................     3,109      19,948       11,862       11,195
                                                        -------    --------     --------     --------
                                                        $43,536    $170,610     $104,699     $109,447
                                                        =======    ========     ========     ========

1998
Employee termination benefits........................   $    --    $ 43,709     $ 22,350     $ 21,359
Lease abandonments...................................     6,500      11,341        4,520       13,321
Asset disposals......................................        --      19,850       14,103        5,747
Other exit costs.....................................        --       7,500        4,391        3,109
                                                        -------    --------     --------     --------
                                                        $ 6,500    $ 82,400     $ 45,364     $ 43,536
                                                        =======    ========     ========     ========

D.  DERIVATIVES

    The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount for fiscal year 1999. The ineffective portion of the derivatives is primarily related to option premiums and to discounts or premiums on forward contracts.

    The Company hedges its net asset position with forward exchange contracts. Since these derivatives hedge existing net assets that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS
133. The changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other income/(expense) on the income statement. These derivative contracts generally mature within six months. At December 31, 1999 and 1998, the Company had $592,581 and $477,251, respectively, of forward exchange contracts outstanding.

    The Company uses foreign currency forward and option contracts to hedge a portion of its forecasted transactions. These derivatives are designated as cash flow hedges, and changes in their fair value are carried in accumulated other comprehensive income/(expense) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income/(expense) to the income statement, in revenue and expense, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income/(expense) will be reclassified to the other income/(expense) line of the income statement in the then-current period. The Company's cash flow hedges generally mature within nine months or less. At December 31, 1999 and 1998, the Company had $40,545 and $0, respectively, of forward contracts outstanding. In addition, at December 31, 1999 and 1998, the Company had $55,000 and $10,000, respectively, of foreign currency options outstanding.

    The Company recorded in revenue and expense approximately $1,814 in net losses from cash flow hedges related to items forecasted for fiscal year 1999. The amount that will be reclassified from other accumulated comprehensive income/(expense) to earnings over the next twelve months is a gain of approximately $1,212, net of tax.

    As permitted with the adoption of SFAS133, the Company also reclassified $602,575 of held-to-maturity securities as "available for sale" in the first quarter of 1999. This reclassification resulted in an immaterial adjustment recorded to accumulated other comprehensive income/(expense) to reflect the difference between the carrying cost and market value of these securities.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    FAIR VALUE

    The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of long-term debt and accounts payable approximate fair value due to the short maturities of these instruments.

    The carrying and estimated fair values of the Company's 3 1/4% Convertible Subordinated Notes due 2002 (the "3 1/4% Notes") at December 31, 1999 were $460,399 and $4,440,375, respectively. The carrying and estimated fair values of the Company's 6% Convertible Subordinated Notes due 2004 (the "6% Notes") at December 31, 1999 were $212,750 and $277,277, respectively. The fair values of the 3 1/4% Notes and the 6% Notes are based on the closing price of the Common Stock as of December 31, 1999.

    INVESTMENTS

    The Company's investment portfolio includes available for sale securities only. Prior to 1999, the Company's investment portfolio included held-to-maturity and available for sale securities. The following tables summarize the composition of the Company's held-to-maturity short and long-term investments at December 31, 1998.

                                                             DECEMBER 31, 1998
                                                          -----------------------
                                                          AMORTIZED    AGGREGATE
                                                          COST BASIS   FAIR VALUE
                                                          ----------   ----------
U.S. corporate debt securities..........................   $509,478     $508,923
U.S. government and agencies............................    218,363      218,214
Foreign debt securities.................................     21,388       21,221
                                                           --------     --------
  Total due within one year.............................   $749,229     $748,358
                                                           ========     ========

    There were no for held-to-maturity securities at December 31, 1999. The net unrealized loss of $871 at December 31, 1998 consisted of gross unrealized gains of $160 and gross unrealized losses of $1,031.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The following tables summarize the composition of the Company's available for sale short and long-term investments at December 31, 1999 and 1998, respectively.

                                                          DECEMBER 31, 1999
                                                       -----------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                       ----------   ----------
Asset and mortgage-backed securities.................  $  374,511   $  369,037
U.S. government and agencies.........................     792,354      777,800
U.S. corporate debt securities.......................     863,736      855,191
Foreign debt securities..............................      62,445       62,301
                                                       ----------   ----------
  Total..............................................  $2,093,046   $2,064,329
                                                       ==========   ==========

                                                          DECEMBER 31, 1998
                                                       -----------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                       ----------   ----------
Asset and mortgage-backed securities.................  $  411,098   $  411,251
U.S. government and agencies.........................     218,855      218,996
U.S. corporate debt securities.......................     153,140      153,823
U.S. corporate equity securities.....................       1,254       10,530
Foreign debt securities..............................       1,011        1,013
                                                       ----------   ----------
  Total..............................................  $  785,358   $  795,613
                                                       ==========   ==========

    The contractual maturities of available for sale investments held at December 31, 1999 and 1998 are as follows:

                                                          DECEMBER 31, 1999
                                                       -----------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                       ----------   ----------
Due within one year..................................  $  717,589   $  714,730
Due after one year through five years................   1,375,457    1,349,599
                                                       ----------   ----------
  Total..............................................  $2,093,046   $2,064,329
                                                       ==========   ==========

                                                          DECEMBER 31, 1998
                                                       -----------------------
                                                       AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE
                                                       ----------   ----------
Due within one year..................................  $  224,252   $  233,253
Due after one year through five years................     561,106      562,360
                                                       ----------   ----------
  Total..............................................  $  785,358   $  795,613
                                                       ==========   ==========

    The net unrealized loss on available for sale securities at December 31, 1999 was $28,717, which consisted of gross unrealized gains of $54 and gross unrealized losses of $28,771. The gross unrealized gain at December 31, 1998 was $10,255 consisting of $12,164 of gross unrealized gains and $1,909 of gross unrealized losses. The unrealized gains and losses are included in other comprehensive income/ (loss).

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Investment income consists principally of interest income, including interest on notes receivable from sales-type leases.

F.  INVENTORIES

    Inventories consist of:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Purchased parts.....................................    $ 38,204        $ 33,692
Work-in-process.....................................     379,679         347,695
Finished goods......................................     201,002         238,638
                                                        --------        --------
                                                        $618,885        $620,025
                                                        ========        ========

G.  NOTES RECEIVABLE

    Notes receivable are primarily from installment sales and sales-type leases of the Company's products. The payment schedule for such notes at December 31, 1999 is as follows:

2000........................................................  $ 65,843
2001........................................................    42,933
2002........................................................    39,917
2003........................................................    11,454
2004........................................................     2,703
Thereafter..................................................       184
                                                              --------
Face value..................................................   163,034
Less amounts representing interest..........................    16,514
                                                              --------
Present value...............................................   146,520
Current portion.............................................    69,764
                                                              --------
Long-term portion...........................................  $ 76,756
                                                              ========

    Implicit interest rates range from approximately 7% to 14%.

    Actual cash collections may differ from amounts shown on the table due to early customer buyouts, upgrades or refinancings.

    The Company may receive proceeds for its sales-type leases through third-party financing arrangements with various financial institutions on a nonrecourse basis, which may either be collateralized by a lien on the equipment, which is returned to the Company at the end of the lease, or title to the equipment may pass to the funding source at the time of financing. Residual values recorded by the Company for equipment under leases at December 31, 1999 and 1998 were $3,215 and $21,878, respectively, and are included in intangible and other assets.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

H.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Furniture and fixtures..............................   $  101,954      $   72,044
Equipment...........................................    1,237,247       1,162,695
Buildings and improvements..........................      439,924         347,686
Land................................................       32,451          22,268
Construction in progress............................      106,304          51,205
                                                       ----------      ----------
                                                        1,917,880       1,655,898
Accumulated depreciation............................     (894,701)       (832,738)
                                                       ----------      ----------
                                                       $1,023,179      $  823,160
                                                       ==========      ==========

    Depreciation expense was $301,480, $226,151 and $168,548 in 1999, 1998 and
1997, respectively.

I.  ACCRUED EXPENSES

    Accrued expenses consist of:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Salaries and benefits...............................    $204,222        $167,215
Warranty............................................      60,165          47,119
Restructure.........................................     109,447          43,536
Other...............................................     237,218         199,252
                                                        --------        --------
                                                        $611,052        $457,122
                                                        ========        ========

J.  INCOME TAXES

    The Company's provision for income taxes consists of:

                                                 1999        1998       1997
                                               ---------   --------   --------
Federal and state
  Current....................................  $ 424,274   $247,280   $163,142
  Deferred...................................   (115,056)    (1,811)     7,790
                                               ---------   --------   --------
                                                 309,218    245,469    170,932
                                               ---------   --------   --------
Foreign
  Current....................................     45,294     13,590     10,129
  Deferred...................................     (7,917)     1,196        748
                                               ---------   --------   --------
                                                  37,377     14,786     10,877
                                               ---------   --------   --------
Total provision for income taxes.............  $ 346,595   $260,255   $181,809
                                               =========   ========   ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Net undistributed earnings of foreign subsidiaries at December 31, 1999 and 1998 approximated $1,384,035 and $984,946, respectively. Based on the Company's policy of indefinite reinvestment in non-U.S. operations, it is not currently practicable to determine the tax liability associated with the repatriation of these earnings. The Company's manufacturing facility in Ireland incurs a 10% tax rate on income from manufacturing operations until the year 2010. Income before income taxes from foreign operations for 1999, 1998 and 1997 approximated $449,775, $374,297 and $265,628, respectively.

    A reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
Statutory federal tax rate.................................     35.0%      35.0%      35.0%
State taxes, net of federal tax benefits...................      2.4        2.2        1.9
International tax benefits.................................     (9.6)     (13.3)     (10.6)
U.S. tax credits...........................................     (1.1)      (0.4)      (0.6)
Rate detriment/(benefit) from Data General net operating
  losses...................................................      0.8        5.5       (2.3)
Merger related costs and change in valuation
  allowance................................................     (1.2)        --         --
Other......................................................     (0.8)      (0.5)       0.2
                                                              ------     ------     ------
                                                                25.5%      28.5%      23.6%
                                                              ======     ======     ======

    The components of the current and noncurrent deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1999           1998
                                                             ------------   ------------
Current deferred tax assets:
Accounts receivable........................................   $  24,120      $  14,072
Inventory..................................................      49,650         33,277
Other liabilities..........................................      27,412         27,141
Other assets...............................................       9,085          1,860
Fringe.....................................................      20,616         28,445
Restructuring..............................................      16,588          8,894
Valuation reserve..........................................          --        (64,007)
                                                              ---------      ---------
  Total current deferred tax assets........................   $ 147,471      $  49,682
                                                              =========      =========
Noncurrent deferred tax assets/(liabilities):
Fixed assets...............................................   $      --      $   6,590
Intangible assets..........................................      15,049         11,963
Net operating loss carryforwards...........................     128,416        162,371
Credit carryforwards.......................................      19,770         20,287
Other......................................................      31,390          8,015
Deferred compensation......................................      14,382         12,400
Restructuring..............................................      19,919         11,817
Valuation reserve..........................................    (120,339)      (206,882)
                                                              ---------      ---------
Deferred tax assets........................................     108,587         26,561
                                                              ---------      ---------
Fixed assets...............................................     (27,246)            --
Deferral of lease revenue..................................     (39,256)       (33,537)
Software development costs.................................     (54,774)       (38,753)
Other......................................................      (4,077)        (3,000)
                                                              ---------      ---------
Deferred tax liabilities...................................    (125,353)       (75,290)
                                                              ---------      ---------
  Total noncurrent deferred tax liabilities, net...........   $ (16,766)     $ (48,729)
                                                              =========      =========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The Company had federal and foreign net operating loss carryforwards of $388 million and tax credit carry forwards of $20 million. The utilization of these tax attributes is limited under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. tax purposes and similar provisions under local country tax laws. Certain net operating losses will begin to expire in the year 2000, while others have an unlimited carryforward period. As of December 31, 1999, the valuation allowance primarily relates to foreign operating losses which are subject to limitation. In conjunction with the acquisition of Data General, the Company reviewed the net realizability of its deferred tax assets and recorded a benefit of $65 million in 1999. The realization of the remaining net deferred tax assets is considered more likely than not.

K.  RETIREMENT PLANS AND RETIREE MEDICAL BENEFITS

    401(K) PLAN

    The Company has established a deferred compensation program for certain employees which is qualified under Section 401(k) of the Code.

    At the end of each calendar quarter, the Company makes a contribution that matches 100% of the employee's contribution up to 3% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, the Company in succeeding quarters, provides an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 5% of compensation or $750 per quarter. The Company's contribution amounted to approximately $12,729 in 1999, $6,880 in 1998 and $4,990 in 1997, pursuant to this formula.

    DEFINED BENEFIT PENSION PLANS

    The Company has a noncontributory defined benefit pension plan which was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the U.S. The Company also has a supplemental retirement benefit plan, which covers certain former Data General employees located in the U.S. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees.

    Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method which includes significant actuarial assumptions and estimates which are subject to change in the near term. Prior service cost is amortized over the average remaining service period of employees expected to receive benefits under the plan. Funds contributed to the plans are invested primarily in common stock, mutual funds, bond funds and cash equivalent securities.

    The Data General U.S. pension plan, U.S. supplemental retirement benefit plan and foreign retirement plans (the "Pension Plans") are summarized in the following tables.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The components of the change in benefit obligation of the Pension Plans are as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Benefit obligation at beginning of year.............    $273,826        $213,229
Service cost........................................      10,635           9,879
Interest cost.......................................      17,890          17,135
Participant contributions...........................         802             848
Plan amendments.....................................         390             114
Foreign exchange (gain)/loss........................      (2,144)          1,964
Curtailment gain....................................     (13,568)         (1,490)
Special termination benefits........................          --           1,044
Benefits paid.......................................      (5,566)         (4,397)
Settlement payments.................................        (100)           (214)
Actuarial (gain)/loss...............................     (28,715)         35,714
                                                        --------        --------
Benefit obligation at end of year...................    $253,450        $273,826
                                                        ========        ========

    The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Fair value of plan assets at beginning of year......    $238,198        $198,264
Actual return on plan assets........................      30,269          17,238
Employer contributions..............................       9,505          24,470
Participant contributions...........................         802             848
Foreign exchange gain/(loss)........................      (1,297)          1,989
Benefits paid.......................................      (5,566)         (4,397)
Settlement payments.................................        (100)           (214)
                                                        --------        --------
Fair value of plan assets at end of year............    $271,811        $238,198
                                                        ========        ========

    The funded status of the Pension Plans is as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Funded status.......................................     $18,361        $(35,628)
Unrecognized actuarial (gain)/loss..................     (15,854)         23,081
Unrecognized transition asset.......................      (3,780)         (5,598)
Unrecognized prior service cost/(credit)............        (648)         22,112
                                                         -------        --------
Net amount recognized at year end...................     $(1,921)       $  3,967
                                                         =======        ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Amounts recognized in the balance sheet consist of the following:

                                                         1999         1998
                                                      ----------   ----------
Prepaid benefit cost................................   $ 4,874      $  1,875
Accrued benefit liability...........................    (6,795)      (24,544)
Intangible asset....................................        --        20,384
Accumulated other comprehensive income..............        --         6,252
                                                       -------      --------
Net amount recognized at year end...................   $(1,921)     $  3,967
                                                       =======      ========

    The components of net periodic benefit cost of the Pension Plans are as follows:

                                             1999         1998         1997
                                          ----------   ----------   ----------
Service cost............................   $ 10,635     $  9,879     $  7,989
Interest cost...........................     17,890       17,135       14,533
Expected return on plan assets..........    (21,427)     (19,963)     (15,830)
Amortization of transition asset........       (772)        (849)        (853)
Amortization of prior service cost......      1,286        1,806        1,374
Recognized actuarial (gain)/loss........        229           27          (32)
Curtailment, net of settlements.........      7,947          183          (63)
Special termination benefit.............         --        1,044           --
                                           --------     --------     --------
Net periodic benefit cost...............   $ 15,788     $  9,262     $  7,118
                                           ========     ========     ========

    The weighted-average assumptions used in the Pension Plans are as follows:

                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1999            1998            1997
                                          -------------   -------------   -------------
Discount rate...........................         8%              7%              8%
Expected long-term rate of return on
  plan assets...........................         9%              9%             10%
Rate of compensation increase...........         4%              4%              4%

    As of December 31, 1999, the U.S. Data General pension plan was frozen. In 1998, the terms of some severance benefits from the reduction in workforce resulted in special termination benefits paid from the pension plan of $1,044 and resulted in a small curtailment loss.

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets was $8,130, $6,496 and $3,137, respectively, as of December 31, 1999, and $264,040, $244,670 and $229,152, respectively as of
December 31, 1998.

    POST RETIREMENT MEDICAL AND LIFE INSURANCE PLAN

    The Company's post-retirement benefit plan, which was assumed in connection with the acquisition of Data General, provides certain medical and life insurance benefits for retired former Data General employees. With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent costs less a fixed Company contribution which is dependent on the participant's length of service and Medicare eligibility. Benefits are continued to dependents of eligible retiree participants for 39 weeks

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

after the death of the retiree. The life insurance benefit plan is noncontributory. Funds contributed to the plan are invested primarily in common stocks, mutual funds, and cash equivalent securities.

    The components of the change in benefit obligation are as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Benefit obligation at beginning of year.............     $10,421         $ 9,669
Service cost........................................         319             327
Interest cost.......................................         752             727
Participant contributions...........................          --             162
Plan amendments.....................................      (3,939)             --
Curtailment gain....................................          --            (237)
Special termination benefits........................          --             132
Benefits paid.......................................      (1,047)           (952)
Settlement payments.................................          --              --
Actuarial (gain)/loss...............................         (99)            593
                                                         -------         -------
Benefit obligation at end of year...................     $ 6,407         $10,421
                                                         =======         =======

    The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Fair value of plan assets at beginning of year......     $   335         $   174
Actual return on plan assets........................          36              (1)
Employer contributions..............................       1,047             952
Participant contributions...........................          --             162
Benefits paid.......................................      (1,047)           (952)
                                                         -------         -------
Fair value of plan assets at end of year............     $   371         $   335
                                                         =======         =======

    The funded status of the plan is as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Funded status.......................................    $ (6,036)       $(10,086)
Unrecognized actuarial gain.........................        (761)           (685)
Unrecognized transition obligation..................       1,768           1,933
Unrecognized prior service cost/(credit)............      (3,420)            587
                                                        --------        --------
Accrued benefit liability...........................    $ (8,449)       $ (8,251)
                                                        ========        ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The components of net periodic benefit cost are as follows:

                                             1999         1998         1997
                                          ----------   ----------   ----------
Service cost............................   $   319      $   327      $   304
Interest cost...........................       752          727          696
Expected return on plan assets..........       (54)         (19)         (19)
Amortization of transition asset........        67           69           72
Amortization of prior service cost......       164          170          175
Recognized actuarial gain...............        (4)         (18)         (11)
Curtailment, net........................        --          (46)          --
Special termination benefit.............        --          132           --
                                           -------      -------      -------
Net periodic benefit cost...............   $ 1,244      $ 1,342      $ 1,217
                                           =======      =======      =======

    The weighted-average assumptions used in the plan are as follows:

                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1999            1998            1997
                                          -------------   -------------   -------------
Discount rate...........................         8%              7%              8%
Expected long-term rate of return on
  plan assets...........................        10%             10%             10%
Rate of compensation increase...........         4%              5%              4%

    The effect of a one-percentage-point increase and the effect of a one-percentage-point decrease in the assumed health care cost trend rates are as follows:

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
Effect on total service and interest cost components
  for
  1999................................................    $      4      $     (4)
Effect on year-end post retirement obligation.........          45           (45)

L.  COMMITMENTS AND LONG-TERM OBLIGATIONS

    OPERATING LEASE COMMITMENTS

    The Company leases office and warehouse facilities and other equipment under various operating leases. Facilities rent expense amounted to $61,326, $52,664, and $41,850 in 1999, 1998 and 1997, respectively. The Company's commitments under its operating leases are as follows:

                                                              OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                   ---------
2000........................................................  $124,998
2001........................................................    79,901
2002........................................................    50,383
2003........................................................    36,549
2004........................................................    25,420
Thereafter..................................................    75,473
                                                              --------
Total minimum lease payments................................  $392,724
                                                              ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    LINES OF CREDIT

    EMC has a line of credit providing a maximum of $50,000. There were no borrowings outstanding at either December 31, 1999 or 1998. The Company must maintain certain minimum financial ratios, including a minimum level of working capital and tangible net worth, upon utilization of the line of credit.

    3 1/4% NOTES

    In March 1997, the Company sold $517,500 of 3 1/4% Notes. The 3 1/4% Notes are generally convertible into shares of Common Stock, $.01 par value per share, of the Company (the "Common Stock") at a conversion price of $11.33 per share, subject to adjustment in certain events. Interest is payable semiannually and the 3 1/4% Notes are redeemable at the option of the Company at set redemption prices (which range from 100.65% to 101.30% of principal), plus accrued interest, commencing March 15, 2000. On February 15, 2000, the Company announced that it would redeem all of the outstanding 3 1/4% Notes on March 15, 2000; however, the Company believes that substantially all of the outstanding 3 1/4% Notes were converted into Common Stock on or prior to such date.

    4 1/4% NOTES

    In December 1993 and January 1994, the Company sold $230 million of its
4 1/4% Convertible Subordinated Notes due 2001 (the "4 1/4% Notes"). The 4 1/4% Notes were generally convertible into shares of Common Stock at any time prior to the redemption date at a conversion price of $4.96 per share. On January 2, 1997, the Company paid approximately sixty-five thousand dollars to redeem the outstanding 4 1/4% Notes and converted the remainder into Common Stock.

    6% NOTES

    In May 1997, Data General sold $212,750 of the 6% Notes. The 6% Notes are generally convertible into shares of Common Stock at a conversion price of $83.82 per share, subject to adjustment in certain events. Interest is payable semi-annually and the 6% Notes are redeemable at the option of the Company at set redemption prices (which range from 100.857% to 103.429% of principal), plus accrued interest, commencing May 14, 2000.

    IDA GRANT

    The Industrial Development Authority ("IDA") of Ireland has granted the Company a total of $5,189 towards the purchase price and improvements to the Company's facility in Ireland. The grants are included in long-term obligations and are amortized over the related estimated useful lives of the assets purchased of twenty-five years for building improvements and seven years for equipment. Remaining unpaid grants at December 31, 1999 are $3,582, of which $324 is current and $3,258 is long-term.

    PURCHASE OF PATENT PORTFOLIO

    In February 1996, the Company acquired a patent portfolio valued at $40 million. Payments of approximately $26 million have been made to date with the remainder due in annual installments over two years. The asset is being amortized over the remaining estimated useful life of one year and is

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

included in intangible and other assets, net. Accumulated amortization at December 31, 1999 and 1998 was approximately $37,833 and $28,333, respectively.

    Payments remaining on the above commitments and other noncurrent liabilities (excluding the IDA grant, the 3 1/4% Notes and the 6% Notes) are as follows:

                                                              FISCAL YEAR
                                                              -----------
2000........................................................    $ 8,989
2001........................................................      9,771
2002........................................................        540
2003........................................................         --
2004........................................................         --
                                                                -------
Total minimum payments......................................     19,300
Less amounts representing interest..........................        306
                                                                -------
Present value of net payments...............................     18,994
Current portion.............................................      8,792
                                                                -------
Long-term portion...........................................    $10,202
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

M.  STOCKHOLDERS' EQUITY

    STOCK SPLIT

    On October 21, 1997, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of October 31, 1997 and a distribution date of November 17, 1997. On February 25, 1999, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of May 14, 1999 and a distribution date of May 28, 1999. Share and per share amounts have been restated to reflect the stock splits for all periods presented.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    NET INCOME PER SHARE

    Calculation of per share earnings is as follows:

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
BASIC:
Net income...............................................  $1,010,570   $  653,978   $  587,511
Weighted average common shares outstanding...............   1,030,551    1,015,371    1,001,016
Net income per share, basic..............................  $     0.98   $     0.64   $     0.59
                                                           ==========   ==========   ==========
DILUTED:
Net income...............................................  $1,010,570   $  653,978   $  587,511
Add back of interest expense on convertible notes........      15,974       16,819       13,502
Less tax effect of interest expense on convertible 3 1/4%
  notes..................................................      (6,390)      (6,728)      (5,401)
                                                           ----------   ----------   ----------
Net income for calculating diluted earnings per share....  $1,020,154   $  664,069   $  595,612
Weighted average common shares outstanding...............   1,030,551    1,015,371    1,001,016
Weighted common stock equivalents........................      78,981       78,844       64,468
                                                           ----------   ----------   ----------
Total weighted average shares............................   1,109,532    1,094,215    1,065,484
Net income per share, diluted............................  $     0.92   $     0.61   $     0.56
                                                           ==========   ==========   ==========

    The calculation of earnings per share excludes the 6% Notes as these are considered antidilutive.

    PREFERRED STOCK

    The Company's Series Preferred Stock may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of the Company.

    STOCK OPTION PLANS

    The Board of Directors and stockholders adopted the EMC Corporation 1993 and 1985 Stock Option Plans (the "1993 Plan" and the "1985 Plan," respectively). These plans provide qualified incentive stock options and nonqualified stock options to key employees of the Company. A total of 80 million and 144 million shares of Common Stock have been reserved for issuance under the 1993 Plan and the 1985 Plan, respectively.

    Under the terms of each of the 1993 Plan and the 1985 Plan, the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock on the date of grant. In the event that nonqualified stock options are granted under the 1993 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value which is $.01 per share. In the event that nonqualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to
Section 16 of the Securities Exchange Act of 1934 ("Section 16"), not less than par value which is $.01 per share, and in the case of employees subject to
Section 16, not less than 50% of the fair market value on the date of grant. Since May 1995, no new incentive stock options have been available for grant under the 1985 Plan.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    In 1999, options to purchase an aggregate of 261 thousand shares of Common Stock at $.01 per share were granted to certain employees. Also in 1999, options to purchase an aggregate of 145 thousand shares of Common Stock at $64.25 per share were granted to certain employees, representing 73% of the per share fair market value on the date of grant. In 1998, options to purchase an aggregate of 424 thousand shares of Common Stock at $.01 per share were granted to an executive officer and certain other employees. Also in 1998, an executive officer was granted options to purchase 250 thousand shares at $12.97 per share, representing 50% of the per share fair market value on the date of grant. In 1997, options to purchase 1 million shares at $6.12 per share and 800 thousand shares at $13.78 per share were granted to executive officers, representing 50% and 90%, respectively, of the per share fair market value on the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the vesting periods of the options, which range from eighteen months to five years.

    The EMC Corporation 1992 Stock Option Plan for Directors (the "Directors Plan") was adopted by the Board of Directors and stockholders. A total of 7.2 million shares of Common Stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the per share fair market value of Common Stock on the date of grant.

    In 1998, options to purchase 240 thousand shares of Common Stock at $10.56 per share were granted to three directors, representing 50% of the per share fair market value on the date of grant. In 1997, options to purchase 320 thousand shares of Common Stock at $6.12 per share were granted to two directors, representing 50% of the per share fair market value on the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the three-year vesting period of the options.

    Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When nonqualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price on the date the options are exercised.

    As of December 31, 1999, there were options to acquire an aggregate of approximately 19.6 million shares of Common Stock exercisable under the 1993 Plan, the 1985 Plan and the Directors Plan, as well as under certain plans assumed in connection with the acquisition of Data General. At December 31, 1999, there were an aggregate of approximately 24.1 million shares available for issuance pursuant to future option grants under the 1993 Plan, the 1985 Plan and the Directors Plan. Options generally become exercisable in equal annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant.

    The Company has, in connection with the acquisition of various companies, assumed the stock option plans of these companies. Details of the stock option plans assumed in connection with the acquisition of Data General are set out below. The Company does not intend to make future grants under any of such plans.

    Data General had authorized the grant of either incentive stock options or non-qualified stock options to employees to purchase up to an aggregate of
7.5 million shares of Common Stock under certain stock option plans. For incentive options, the purchase price is equal to the fair market value

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

on the date of grant. For non-qualified options, the purchase price is determined within limits as set forth in the plans. Options granted under the plans generally are immediately exercisable and include restrictions against disposition of the shares and a requirement, upon termination of employment, to offer unvested shares for resale to the Company at their original purchase price. Options may expire up to ten years after the date of grant.

    All former Data General employees were eligible to participate in the Data General Corporation 1998 Employee Stock Option Plan (the "1998 Plan"). The 1998 Plan authorizes the grant of stock options to employees to purchase up to 781 thousand shares of Common Stock. The purchase price per share shall not be lower than 25% of the fair market value of the Common Stock on the date of grant or 50% of the Company's book value per share of Common Stock as of the fiscal year end preceding the date of grant. In 1999, 71 thousand shares were granted at an average price of $17.25, representing 40% of the per share fair market value on the date of grant. In 1998, 464 thousand shares were granted at an average price of $52.22, representing 50% of the per share fair market value on the date of grant. In 1997, 342 thousand shares were granted at an average price of $69.18, representing 50% of the per share fair market value on the date of grant.

    The Data General Corporation 1994 Non-Employee Director Stock Option Plan (the "1994 Plan") and the Data General Corporation 1998 Non-Employee Director Stock Option Plan (the "1998 Director's Plan") authorize the grant of options to acquire shares of Common Stock to each non-employee director on the date of the director's annual election(s) to the Board of Directors. Options to acquire 1,250, 1,250 and 2,188 shares of Common Stock were granted to each Data General director in 1997, 1998 and 1999, respectively. These options were granted at fair market value on the date of grant.

    SUPPLEMENTAL DISCLOSURES FOR STOCK-BASED COMPENSATION

    Activity under the Plans and option activity relating to business acquisitions for the three years ended December 31, 1999 is as follows:

                                                                       WTD. AVG.
                                                           NUMBER OF   EXERCISE
                                                            SHARES       PRICE
                                                           ---------   ---------
Outstanding, December 31, 1996...........................    51,353     $ 3.92
  Granted................................................    17,358      12.74
  Canceled...............................................    (1,923)      5.30
  Exercised..............................................   (11,225)      3.24
                                                            -------     ------
Outstanding, December 31, 1997...........................    55,563       6.76
  Options relating to business acquisitions..............       429       6.67
  Granted................................................    10,418      24.13
  Canceled...............................................      (893)     10.84
  Exercised..............................................   (10,756)      3.83
                                                            -------     ------
Outstanding, December 31, 1998...........................    54,761      10.56
  Granted................................................     9,584      59.78
  Canceled...............................................    (1,214)     19.18
  Exercised..............................................   (10,631)      7.12
                                                            -------     ------
Outstanding, December 31, 1999...........................    52,500     $20.04
                                                            =======     ======

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Summarized information about stock options outstanding at December 31, 1999 is as follows:

                                                              EXERCISABLE
                                 WEIGHTED                 --------------------
                                   AVG.       WEIGHTED                WEIGHTED
                   NUMBER OF     REMAINING      AVG.                    AVG.
   RANGE OF         OPTIONS     CONTRACTUAL   EXERCISE    NUMBER OF   EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE         PRICE      OPTIONS     PRICE
---------------   -----------   -----------   ---------   ---------   --------
$0.01 -   2.86        5,739         4.78        $1.32       4,870       1.36
 2.87 -   5.22       10,766         5.77         4.44       6,777       4.32
 5.23 -   8.88        5,144         6.00         5.89       2,750       5.75
 8.89 -  13.78       10,341         7.33        11.74       2,800      11.78
13.79 -  21.13        3,667         7.61        16.16       1,009      15.37
21.14 -  30.75        7,159         8.34        26.53       1,080      26.45
30.76 -  49.31          652         8.70        45.34          77      34.33
49.32 - 106.61        9,032         9.28        62.52         277      59.21

    Options exercisable at December 31, 1999, 1998 and 1997 were 19,640, 17,787 and 15,330, respectively.

    The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          1999       1998       1997
                                                        --------   --------   --------
Dividend yield........................................    None       None       None
Expected volatility...................................    52.0%      52.0%      45.0%
Risk-free interest rate...............................     5.5%       5.4%       6.1%
Expected life.........................................     5.0        5.0        5.0

Weighted average fair value of options granted at fair market value during:
1999........................................................   $31.72
1998........................................................   $13.04
1997........................................................   $ 5.76
Weighted average fair value of options granted below fair market value during:
1999........................................................   $45.94
1998........................................................   $21.30
1997........................................................   $13.94

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Had compensation cost for the Company's 1999, 1998 and 1997 stock option grants and employee stock purchase plan issuances been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                      NET INCOME PER   NET INCOME PER
                                         NET INCOME   SHARE, DILUTED    SHARE, BASIC
                                         ----------   --------------   --------------
As reported:
  1999.................................    $1,011         $0.92            $0.98
  1998.................................    $  654         $0.61            $0.64
  1997.................................    $  588         $0.56            $0.59
Pro forma:
  1999.................................    $  945         $0.86            $0.92
  1998.................................    $  615         $0.57            $0.61
  1997.................................    $  567         $0.54            $0.57

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

    EMPLOYEE STOCK PURCHASE PLAN

    The Board of Directors and stockholders adopted the 1989 Employee Stock Purchase Plan (the "1989 Plan"). Under the 1989 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 24 million shares have been reserved for issuance under the 1989 Plan. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. Grants for the last three years are as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Shares..............................................      742      1,192      1,388
Weighted average exercise price.....................   $39.53     $13.10     $ 8.20
Weighted average fair value.........................   $19.20     $ 7.32     $ 4.77

N.  LITIGATION

    The Company is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

O.  RISKS AND UNCERTAINTIES

    The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on suppliers, rapid technology and industry changes, competition, competitive pricing pressures, changes in foreign laws and regulations, risks associated with indirect channels of distribution, historically uneven quarterly sales patterns, ability to sustain and manage growth, dependence upon key personnel, manufacturing risks, risks associated

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

with acquisitions, investments and alliances, enforcement of the Company's intellectual property rights, Year 2000 issues, litigation and changes in regulations.

P.  SEGMENT INFORMATION

    The Company operates the following three segments: storage products, server products and services. The majority of the Company's revenues are generated from the sale of storage hardware and software products. The Company designs, manufactures, markets and supports open systems server products through its Data General division. The Company also provides a wide range of services to both storage and server customers. The following table presents revenues for groups of similar storage products and similar services:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Enterprise storage hardware..............  $4,006,488   $3,167,125   $2,496,697
Enterprise storage software..............     821,727      445,350      176,859
Enterprise switching products (McDATA)...     142,824      178,816      189,090
CLARiiON storage products................     415,644      413,909      499,368
                                           ----------   ----------   ----------
Total storage products revenue...........  $5,386,683   $4,205,200   $3,362,014
                                           ==========   ==========   ==========

Storage related services.................  $  361,806   $  190,286   $   78,085
Server related services..................     370,795      385,034      387,182
                                           ----------   ----------   ----------
Total service revenue....................  $  732,601   $  575,320   $  465,267
                                           ==========   ==========   ==========

    The Company's management makes financial decisions and allocates resources based on product segment. The Company's financial reporting focuses on the revenues and gross profit for product segments. The Company does not allocate marketing, engineering or administrative expenses to product segments, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following table:

                                    STORAGE      SERVER
                                    PRODUCTS    PRODUCTS   SERVICES   CONSOLIDATED
                                   ----------   --------   --------   ------------
1999
Revenues.........................  $5,386,683   $596,326   $732,601    $6,715,610
Gross profit.....................   3,034,062    197,587    225,716     3,457,365

1998
Revenues.........................  $4,205,200   $655,638   $575,320    $5,436,158
Gross profit.....................   2,070,923    189,510    179,325     2,439,758

1997
Revenues.........................  $3,362,014   $660,570   $465,267    $4,487,851
Gross profit.....................   1,505,992    199,403    169,998     1,875,393

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The Company's revenues are attributed to the geographic areas according to the location of the customers. Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                                                             EUROPE,
                                     NORTH       LATIN     MIDDLE EAST,     ASIA     INTERCOMPANY   CONSOLIDATED
                                    AMERICA     AMERICA       AFRICA      PACIFIC    ELIMINATIONS      TOTAL
                                   ----------   --------   ------------   --------   ------------   ------------

1999
Revenues.........................  $4,257,116   $175,207    $1,844,320    $438,967     $      --     $6,715,610
Identifiable assets at year
  end............................   4,630,506     73,195     2,245,460     306,266       (82,139)     7,173,288

1998
Revenues.........................  $3,367,835   $ 89,223    $1,597,648    $381,452     $      --     $5,436,158
Identifiable assets at year
  end............................   3,954,985     38,677     1,626,823     253,144      (246,609)     5,627,020

1997
Revenues.........................  $2,708,212   $ 60,171    $1,323,173    $396,295     $      --     $4,487,851
Identifiable assets at year
  end............................   3,590,457     36,021     1,153,521     236,357      (388,420)     4,627,936

Q.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Q1 1999      Q2 1999      Q3 1999      Q4 1999
                                                ----------   ----------   ----------   ----------
1999
Net sales and service.........................  $1,483,305   $1,647,642   $1,708,910   $1,875,753
Gross profit..................................     717,414      836,211      886,162    1,017,578
Net income....................................     222,325      285,871      295,768      206,606
Net income per share, (diluted)...............  $     0.20   $     0.26   $     0.27   $     0.19

                                                 Q1 1998      Q2 1998      Q3 1998      Q4 1998
                                                ----------   ----------   ----------   ----------
1998
Net sales and service.........................  $1,190,161   $1,303,272   $1,386,295   $1,556,430
Gross profit..................................     505,213      531,641      643,927      758,977
Net income....................................     141,612       34,406      204,990      272,970
Net income per share, (diluted)...............  $     0.13   $     0.03   $     0.19   $     0.25

R.  SUBSEQUENT EVENTS (UNAUDITED)

    In January 2000, the Company acquired all of the outstanding common stock of Softworks, Inc. in exchange for cash. The transaction is valued at approximately $212 million and is being accounted for using the purchase method. Softworks' products improve the management, performance and integrity of critical corporate information across Windows NT, UNIX, OS/390, and MVS platforms.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)

    1.  Financial Statements

    The financial statements listed in the Index to Consolidated Financial Statements and Schedule on page 26 are filed as part of this report.

    2.  Schedule

    The schedule listed in the Index to Consolidated Financial Statements and Schedule on page 26 is filed as part of this report.

    3.  Exhibits

    See Index to Exhibits on page 62 of this report.

    The exhibits are filed with or incorporated by reference in this report.

    (b) Reports on Form 8-K.

    On October 20, 1999, EMC filed a Current Report on Form 8-K reporting under
Item 2 the acquisition of Data General Corporation.

    On November 4, 1999, EMC filed a Current Report on Form 8-K/A incorporating pro forma combined condensed statements of operations for the six month periods ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996, as well as a pro forma combined condensed balance sheet as of June 30, 1999, in each case giving retroactive effect to EMC's acquisition of Data General for all periods presented.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2000.

                                             EMC CORPORATION

                                             By:  /s/ RICHARD J. EGAN
                                                  ------------------------------------------
                                                  Richard J. Egan
                                                  CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 16, 2000.

                  SIGNATURE                                           TITLE
                  ---------                                           -----
             /s/ RICHARD J. EGAN
---------------------------------------------          Chairman of the Board of Directors
               Richard J. Egan                            (Principal Executive Officer)

           /s/ MICHAEL C. RUETTGERS
---------------------------------------------         Chief Executive Officer and Director
             Michael C. Ruettgers

            /s/ COLIN G. PATTESON                  Senior Vice President, Chief Administrative
---------------------------------------------                  Officer and Treasurer
              Colin G. Patteson                           (Principal Financial Officer)

          /s/ WILLIAM J. TEUBER, JR.
---------------------------------------------   Senior Vice President and Chief Financial Officer
            William J. Teuber, Jr.                       (Principal Accounting Officer)

            /s/ MICHAEL J. CRONIN
---------------------------------------------                       Director
              Michael J. Cronin

               /s/ JOHN R. EGAN
---------------------------------------------                       Director
                 John R. Egan

             /s/ MAUREEN E. EGAN
---------------------------------------------                       Director
               Maureen E. Egan

            /s/ W. PAUL FITZGERALD
---------------------------------------------                       Director
              W. Paul Fitzgerald

            /s/ JOSEPH F. OLIVERI
---------------------------------------------                       Director
              Joseph F. Oliveri

             /s/ ALFRED M. ZEIEN
---------------------------------------------                       Director
               Alfred M. Zeien

                                 EXHIBIT INDEX

    The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

         3.1            Restated Articles of Organization of EMC Corporation.*
         3.2            Amended and Restated By-laws of EMC Corporation.*
         4.1            Form of Stock Certificate. (1)
         4.2            Indenture, dated as of March 11, 1997 between EMC
                          Corporation and State Street Bank and Trust Company,
                          Trustee. (2)
         4.3            Form of 3 1/4% Convertible Subordinated Note due 2002 of EMC
                          Corporation. (2)
         4.4            Indenture dated as of May 21, 1997 between Data General
                          Corporation and The Bank of New York, as Trustee (the "6%
                          Note Indenture").(3)
         4.5            First Supplemental Indenture dated as of October 12, 1999 to the 6% Note Indenture by and between Data General
                          Corporation and The Bank of New York, as Trustee. (3)
         4.6            Second Supplemental Indenture dated as of November 4, 1999 to the 6% Note Indenture by and between EMC Corporation
                          and The Bank of New York, as Trustee.*
         4.7            Form of 6% Convertible Subordinated Note due 2004 of EMC
                          Corporation. (4)
        10.1            EMC Corporation 1985 Stock Option Plan, as amended. *
        10.2            EMC Corporation 1992 Stock Option Plan for Directors, as
                          amended. *
        10.3            EMC Corporation 1993 Stock Option Plan, as amended. *
        21.1            Subsidiaries of Registrant. *
        23.1            Consent of Independent Accountants. *
        27.1            Financial Data Schedule. *

------------------------

*   Filed herewith

(1) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1988.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-24901).

(3) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to a Registration Statement on Form S-4 (No. 333-86659).

(4) Incorporated by reference to the Registration Statement on Form 8-A of Data General Corporation filed March 16, 1998.

                        EMC CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                           BEGINNING    COSTS AND      OTHER                   AT END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
-----------                                ----------   ----------   ----------   ----------   ---------
Year ended December 31, 1999 allowance
  for doubtful accounts..................   $26,755       $25,817           --     $(18,293)    $34,279
Year ended December 31, 1998 allowance
  for doubtful accounts..................   $23,342       $14,150           --     $(10,737)    $26,755
Year ended December 31, 1997 allowance
  for doubtful accounts..................   $23,053       $13,171           --     $(12,882)    $23,342