Form 10-Q
period 2000-03-31
EMC CORP
filed 2000-05-15
CIK 790070

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: MARCH 31, 2000              COMMISSION FILE NUMBER 1-9853

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

                    YES   X                            NO
                        -----                             -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                    1,084,960,912
--------------------------------------          --------------------------------
             CLASS                              OUTSTANDING AS OF MARCH 31, 2000


================================================================================

                                 EMC CORPORATION

                                                                                                            PAGE NO
                                                                                                            -------
Part I--Financial Information

   Consolidated Balance Sheets at March 31, 2000 and December 31, 1999...............................          3

   Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999..............          4

   Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999..........          5

   Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2000
          and 1999...................................................................................          6

   Notes to Interim Consolidated Financial Statements................................................        7-13

   Management's Discussion and Analysis of Financial Condition and Results of Operations.............        14-18

Part II--Other Information...........................................................................         19

Signatures...........................................................................................         20

Exhibit Index........................................................................................         21

                                 EMC CORPORATION

                                     PART I.
                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             (UNAUDITED)
                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2000              1999
                                                                            ---------------   ---------------
                                   ASSETS

Current assets:

     Cash and cash equivalents...........................................      $1,439,501      $  1,109,409
     Short-term investments..............................................         657,027           714,730
     Trade and notes receivable less allowance for doubtful accounts of
         $34,704 and $34,279 in 2000 and 1999, respectively..............       1,571,613         1,625,438
     Inventories.........................................................         678,518           618,885
     Deferred income taxes...............................................         145,747           147,471
     Other assets                                                                 127,760           104,463
                                                                            ---------------   ---------------
Total current assets.....................................................       4,620,166         4,320,396
Long-term investments....................................................       1,261,661         1,349,599
Notes receivable, net....................................................         146,624            76,756
Property, plant and equipment, net.......................................       1,114,406         1,023,179
Deferred income taxes....................................................          91,073           108,587
Intangible and other assets, net.........................................         525,266           294,771
                                                                            ---------------   ---------------
     Total assets .......................................................      $7,759,196        $7,173,288
                                                                            ===============   ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations............................        $  9,875          $  9,116
     Accounts payable....................................................         460,573           370,055
     Accrued expenses....................................................         598,501           611,052
     Income taxes payable................................................         242,396           249,234
     Deferred revenue....................................................         185,710           158,458
                                                                            ---------------   ---------------
Total current liabilities................................................       1,497,055         1,397,915
Deferred income taxes....................................................         124,593           125,353
Long-term obligations:
     3 1/4% convertible subordinated notes due 2002......................             --            460,399
     6% convertible subordinated notes due 2004..........................         212,472           212,750
     Notes payable.......................................................          14,963            13,460
Other liabilities........................................................          29,606            11,625
                                                                            ---------------   ---------------
     Total liabilities...................................................       1,878,689         2,221,502
                                                                            ---------------   ---------------
Commitments and contingencies
Stockholders' equity:
     Series Preferred Stock, par value $.01; authorized 25,000 shares,
        none outstanding.................................................             --                --
     Common Stock, par value $.01; authorized 3,000,000 shares;
        issued 1,084,961 and 1,039,275 in 2000 and 1999, respectively....          10,850            10,393
     Additional paid-in capital..........................................       2,320,767         1,706,387
     Deferred compensation...............................................         (42,585)          (30,282)
     Retained earnings...................................................       3,631,808         3,299,821
     Accumulated other comprehensive income/(expense)....................         (40,333)          (34,533)
                                                                            ---------------   ---------------
          Total stockholders' equity.....................................       5,880,507         4,951,786
                                                                            ---------------   ---------------
               Total liabilities and stockholders' equity................      $7,759,196        $7,173,288
                                                                            ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                 EMC CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                   ---------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                        2000              1999
                                                                       ------            ------
Revenues:

        Net sales..................................................$ 1,625,447        $ 1,313,225
        Service and rental.........................................    197,151            170,080
                                                                   -----------        -----------
                                                                     1,822,598          1,483,305
Costs and expenses:
    Cost of products...............................................    650,880            648,734
    Cost of service................................................    140,179            117,157
    Research and development.......................................    161,780            129,368
    Selling, general and administrative............................    448,119            310,916
                                                                   -----------        -----------
Operating income...................................................    421,640            277,130
Investment income..................................................     40,643             28,608
Interest expense...................................................     (6,871)            (8,718)
Other expense, net.................................................       (636)              (736)
                                                                   -----------        -----------
Income before taxes................................................    454,776            296,284
Income tax provision...............................................    122,789             73,959
                                                                   -----------        -----------
Net income.........................................................   $331,987           $222,325
                                                                   ===========        ===========
Net income per weighted average share, basic.......................    $  0.32            $  0.22
                                                                   ===========        ===========
Net income per weighted average share, diluted.....................    $  0.30            $  0.20
                                                                   ===========        ===========
Weighted average shares, basic.....................................  1,052,837          1,024,681
Weighted average shares, diluted...................................  1,118,091          1,107,427


The accompanying notes are an integral part of the consolidated financial statements.

                                 EMC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS ENDED
                                                                        -----------------------------------
                                                                            MARCH 31,         MARCH 31,
                                                                              2000              1999
                                                                        -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................         $331,987          $222,325
   Adjustments to reconcile net income to net cash provided/(used) by operating activities:
       Depreciation and amortization.................................          119,755            90,443
       Deferred income taxes.........................................           19,829           (15,745)
       Net loss on disposal of property and equipment................            7,514             2,277
        Tax benefit from stock options exercised.....................           64,939            13,320
        Minority interest............................................              951              (184)
        Changes in assets and liabilities net of acquired assets and liabilities:
            Trade and notes receivable...............................           21,691             4,810
            Inventories..............................................          (59,813)          (31,655)
            Other assets.............................................          (42,310)          (34,935)
            Accounts payable.........................................           90,995            14,958
            Accrued expenses.........................................          (25,517)           22,565
            Income taxes payable.....................................           (6,838)           16,050
            Deferred revenue.........................................           13,472            10,115
            Other liabilities........................................               (5)           (2,462)
                                                                             ---------          --------
               Net cash provided by operating activities.............          536,650           311,882
                                                                             ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment........................         (183,047)         (106,680)
   Capitalized software development costs............................          (28,084)          (18,657)
   Maturity/(purchase) of short-term and long-term investments, net..          142,344           (73,945)
   Business acquisitions net of cash acquired........................         (198,251)               --
                                                                             ---------          --------
               Net cash used by investing activities.................         (267,038)         (199,282)
                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock..........................................           64,256            20,836
   Payment of long-term and short-term obligations...................           (7,225)          (13,623)
   Issuance of long-term and short-term obligations..................            6,935               390
                                                                             ---------          --------
                Net cash provided by financing activities............           63,966             7,603
                                                                             ---------          --------
Effect of exchange rate changes on cash..............................           (3,486)           (1,708)
Net increase in cash and cash equivalents............................          333,578           120,203
Cash and cash equivalents at beginning of period.....................        1,109,409           835,466
                                                                             ---------          --------
Cash and cash equivalents at end of period...........................       $1,439,501          $953,961
                                                                            ==========          ========
Non-cash activity--conversion of 3 1/4% convertible subordinated
                 notes...............................................        $ 460,399                --
                 --conversion of 6% convertible subordinated notes...              278                --
                 --business acquisitions.............................           11,372                --


The accompanying notes are an integral part of the consolidated financial statements.

                                 EMC CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                   ----------------------------------
                                                                       MARCH 31,         MARCH 31,
                                                                         2000              1999
                                                                   ----------------------------------
     Net income.................................................         $331,987         $222,325
     Other comprehensive expense, net of tax:
         Foreign currency translation adjustments, net of tax
          of  $374 and $(479) ..................................           (3,327)          (3,039)

         Unrealized losses on investment securities and derivatives:
         Unrealized holding losses arising during the period,
           net of tax $(824) and $(1,516) ......................           (2,473)          (6,306)
                                                                         --------         --------

     Other comprehensive expense................................           (5,800)          (9,345)
                                                                         --------         --------

     Comprehensive income.......................................         $326,187         $212,980
                                                                         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                                 EMC CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

   COMPANY

      EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of hardware and software and provide services for the storage, management, protection and sharing of electronic information. These integrated solutions enable organizations to create an electronic information infrastructure, or what EMC calls an E-Infostructure. EMC is the leading supplier of these solutions, which are comprised of enterprise storage systems, networks, software and services. EMC's products are sold to customers utilizing a variety of the world's most popular computing platforms for key applications, including electronic commerce, data warehousing and transaction processing.

   ACCOUNTING

      The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2000 and 1999.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2000.

2.  INVENTORIES

     Inventories consist of:

                                                               March 31,           December 31,
                                                                  2000                 1999
                                                            ---------------     ------------------
Purchased parts........................................            $68,792                $38,204
Work in process........................................            435,459                379,679
Finished goods.........................................            174,267                201,002
                                                            ---------------     ------------------
                                                                  $678,518               $618,885
                                                            ===============     ==================

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  NET INCOME PER SHARE

     Calculation of earnings per share is as follows:

                                                              FOR THE THREE MONTHS ENDED
                                                            -------------------------------
                                                               MARCH 31,        MARCH 31,
                                                                 2000            1999
                                                            ---------------  --------------
BASIC:
Net income................................................     $  331,987      $  222,325
Weighted average shares, basic............................      1,052,837       1,024,681
Net income per share, basic...............................     $     0.32      $     0.22
                                                               ==========      ==========
DILUTED:
Net income................................................     $  331,987      $  222,325
Add back of interest expense on 3 1/4% Notes..............          2,987           4,205
Less tax effect of interest expense on 3 1/4% Notes.......         (1,195)         (1,682)
                                                               ----------      ----------
Net income for calculating diluted earnings per share.....     $  333,779      $  224,848
Weighted average shares...................................      1,052,837       1,024,681
Weighted common stock equivalents.........................         65,254          82,746
                                                               ----------      ----------
Total weighted average shares, diluted....................      1,118,091       1,107,427
Net income per share, diluted.............................     $     0.30      $     0.20
                                                               ==========      ==========


The calculation of earnings per share excludes the Company's 6% convertible subordinated notes due 2004 (the "6% Notes") as these are considered antidilutive.

4.  LITIGATION

      The Company is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

5.  DERIVATIVES

      The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented immaterial amounts in the first quarter of 2000 and 1999. The ineffective portion of the derivatives is primarily related to option premiums and to discounts or premiums on forward contracts. All derivative contracts generally mature within six months.

                                 EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      The Company recorded in revenue and expense approximately $6,471 in net gains from cash flow hedges related to items forecasted for the first quarter of 2000. The amount that will be reclassified from other accumulated comprehensive income/(expense) to earnings over the next twelve months is a loss of approximately $74, net of tax.

6.       BUSINESS ACQUISITIONS

      In January 2000, the Company acquired all of the outstanding common stock of Softworks, Inc. by means of a tender offer, whereby all the shares of Softworks were converted into the right to receive cash. Softworks' products improve the management, performance and integrity of critical corporate information across Windows NT, UNIX, OS/390 and MVS platforms. Also in January 2000, the Company acquired all of the outstanding common stock of Terascape Software, Inc. The aggregate cost of these transactions was approximately $209 million, net of cash acquired of approximately $28 million.

      The Company accounted for each acquisition as a purchase transaction. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

      The Company calculated amounts allocated to in-process research and development ("IPRD") using established valuation techniques and expensed such amounts in the quarter that each acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future use has been established. The Company computed its valuations of IPRD for the acquisitions using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology. During the quarter, the Company recorded a $3,300 charge to research and development expense representing the write-off of IPRD associated with both acquisitions.

      The excess of the purchase price over the estimated value of the net tangible assets was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets. The value of developed technology was based upon future discounted cash flows relating to the existing product's projected income stream. Intangible assets, including goodwill, are being amortized over their estimated useful lives, which is a maximum of five years for the acquisitions consummated in this quarter.

                                 EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.   RESTRUCTURING, MERGER AND OTHER CHARGES

      During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General Corporation. The restructuring plan, which is expected to be completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during the fourth quarter of 1999, the Company recorded a charge of approximately $170.6 million related to employee termination benefits, facility closure costs, asset disposals, and other exit costs which the Company has recorded in operating expenses. The total cash impact of the charge is approximately $140.7 million of which $52.4 million was paid in 1999 and $30.9 million was paid in 2000.

      The program included a net reduction of the workforce by approximately 1,100 employees approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. As of March 31, 2000, employee separations due to restructuring actions totaled approximately 800.

      During fiscal year 1998, the Company recorded a charge of $82.4 million related to a restructuring program. The charge included employee termination benefits, asset write-downs, and other exit costs. The total cash impact of the restructuring charge is approximately $58.5 million of which $46.0 million was paid prior to December 31, 1999 and $0.5 million was paid during the first quarter of 2000. As of March 31, 2000, the remaining accruals of $15.2 million from the 1998 restructuring program are primarily related to excess vacant rental properties in Europe.

         The amounts charged against the established provisions described above were as follows:

                                              Balance              Current             Balance
                                          December 31, 1999       utilization       March 31, 2000
                                        --------------------    --------------     ----------------
    Employee termination benefits....               $75,481          $ 26,115             $ 49,366
    Lease abandonments...............                18,655               736               17,919
    Asset write-downs................                 4,116             2,950                1,166
    Other exit costs.................                11,195             4,291                6,904
                                        --------------------    --------------     ----------------
                                                  $ 109,447          $ 34,092             $ 75,355
                                        ====================    ==============     ================

                                 EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  SEGMENT INFORMATION

      The Company operates in the following three segments: storage products, server products and services. The majority of the Company's revenues are generated from the sale of storage hardware and software products. The Company designs, manufactures, markets and supports open systems server products through its Data General division. The Company also provides a wide range of services to both storage and server customers. The following table presents revenues for groups of similar storage products and similar services:

                                                                March 31,         March 31,
                                                                  2000              1999
                                                              -------------    --------------
        STORAGE PRODUCTS:
        Enterprise storage hardware.....................        $1,131,512         $ 861,120
        Enterprise storage software.....................           269,988           155,419
        Enterprise switching products (McDATA)..........            38,908            39,007
        CLARiiON storage products.......................            96,744           102,965
                                                              -------------    --------------
        Total storage products..........................        $1,537,152        $1,158,511
                                                              =============    ==============
        SERVICES:
        Storage related services........................         $ 116,405          $ 74,948
        Server related services.........................            80,746            95,132
                                                              -------------    --------------
        Total service revenue...........................         $ 197,151         $ 170,080
                                                              =============    ==============

      The Company's management makes financial decisions and allocates resources based on product segment. The Company's financial reporting focuses on the revenues and gross profit for the product segments. The Company does not allocate marketing, engineering or administrative expenses to product segments, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following table:

                                 Storage        Server
                                 products      products       Services      Consolidated
                               ------------- -------------- -------------- ----------------
     MARCH 31, 2000
     Revenues                    $1,537,152       $ 88,295       $197,151       $1,822,598
     Gross profit                   941,303         33,264         56,972        1,031,539

     MARCH 31, 1999
     Revenues                    $1,158,511       $154,714       $170,080       $1,483,305
     Gross profit                   613,491         51,000         52,923          717,414

                                 EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The Company's sales are attributed to geographic areas according to the customer's location. Revenues and identifiable assets by geographic area are included in the following table:

                                                            Europe,
                                 North         Latin      Middle East,     Asia      Intercompany   Consolidated
                                America       America        Africa       Pacific    Eliminations       Total
                              -------------------------------------------------------------------------------------
     SALES
       March 31, 2000           $1,151,064       $38,521      $ 494,002    $139,011       -             $1,822,598
       March 31, 1999              938,272        25,031        433,439      86,563       -              1,483,305

     IDENTIFIABLE ASSETS
       March 31, 2000           $5,029,848       $62,548     $2,445,843    $245,507      $(24,550)      $7,759,196
       December 31, 1999         4,630,506        73,195      2,245,460     306,266       (82,139)       7,173,288


9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the second quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is currently evaluating the impact of FIN 44 on its results of operations and financial position.

10.  SUBSEQUENT EVENTS

     On April 14, 2000, the Company announced that it would redeem its 6% Convertible Subordinated Notes due 2004 (the "6% Notes"). The redemption date for the 6% Notes is May 18, 2000. However, the Company anticipates that substantially all of the outstanding 6% Notes will be converted into Common Stock on or prior to such date.

     At the Company's Annual Meeting of Stockholders held on May 3, 2000, the Company's stockholders elected Richard J. Egan and Alfred M. Zeien to the Board of Directors for a three-year term, approved an increase of 10,000,000 shares of Company common stock to the number of shares of Company common stock reserved for issuance upon the exercise of options granted under the Company's 1993 Stock Option Plan, as amended, and approved an amendment to the Company's 1989 Employee Stock Purchase Plan, as amended.

                                 EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On May 3, 2000, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The stock split will be payable on or about June 2, 2000 to stockholders of record as of the close of business on May 19, 2000. Because the stock split is not effective as of the end of the first quarter of 2000, financial information contained elsewhere in this document has not been adjusted to reflect the impact of the stock split.

     Earnings per share amounts, after giving retroactive effect to the two-for-one stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements included herein.

                                                                          Q1 2000                Q1 1999
                                                                     -------------------     -----------------
Net income per weighted average share, basic.......................               $0.16                 $.011
Net income per weighted average share, diluted.....................               $0.15                 $0.10
Weighted average shares, basic.....................................           2,105,673             2,049,361
Weighted average shares, diluted...................................           2,236,181             2,214,853

                                 EMC CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on page 18 and in EMC's other filings with the U.S. Securities and Exchange Commission.
--------------------------------------------------------------------------------

ALL DOLLAR AMOUNTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE IN MILLIONS.

RESULTS OF OPERATIONS -- FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF 1999

    REVENUES

     Total revenues for the first quarter of 2000 were $1,822.6 compared to $1,483.3 for the first quarter of 1999, representing an increase of $339.3 or 23%.

     Enterprise storage hardware revenues from products sold directly and through resellers and OEMs were $1,131.5 in the first quarter of 2000, compared to $861.1 in the first quarter of 1999, representing an increase of $270.4 or 31%. The increase in enterprise systems revenues was due to continued strong demand for the Company's Symmetrix series of products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

     Enterprise storage software revenues from products sold directly and through resellers and OEMs were $270.0 in the first quarter of 2000 compared to $155.4 in the first quarter of 1999, representing an increase of $114.6 or 74%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems both newly shipped and already installed, and the successful introduction of new and enhanced software products.

     Revenues from enterprise switching products sold directly by McDATA, including the ESCON Director series of products, were $38.9 in the first quarter of 2000 compared to $39.0 in the first quarter of 1999. The decrease was due to the product transition from ESCON-based to fibre-channel-based directors, resulting in a decrease in ESCON revenues that was offset by an increase in fibre-channel revenues. The Company anticipates that revenues from ESCON directors will continue to decline.

     Revenues from the CLARiiON line of storage products, excluding related service revenues, were $96.7 in the first quarter of 2000, compared to $103.0 in the first quarter of 1999, representing a decrease of $6.3 or 6%. The decrease reflects a decrease in sales volume from indirect channels offset in part by an increase in direct sales.

     Total storage product revenues were $1,537.2 in the first quarter of 2000, compared to $1,158.5 in the first quarter of 1999, representing an increase of $378.7 or 33%. The increase is due primarily to sales of enterprise storage hardware and software.

     Revenues from AViiON server products were $88.3 in the first quarter of 2000 compared to $154.7 in the first quarter of 1999, representing a decrease of $66.4 or 43%. The decrease in revenue was primarily the result of a planned decline in revenue due to the refocusing of the AViiON business on the most profitable product lines combined with the effect of closing certain international sales offices.

     Overall service revenues were $197.2 in the first quarter of 2000 compared to $170.1 in the first quarter of 1999, an increase of $27.1 or 16%. Storage service revenues were $116.4 in the first quarter of 2000 compared to $74.9 in the first quarter of 1999, an increase of $41.5 or 55%. These increases are primarily related to increased maintenance revenues on enterprise storage hardware and software products. Server service revenues from the Company's Data General division were $80.7 in the first quarter of 2000 compared to $95.1 in the first quarter of 1999, a decrease of $14.4 or 15%.

     Total revenues from storage products and services were $1,653.6 in the first quarter of 2000, compared to $1,233.5 in the first quarter of 1999, representing an increase of $420.1 or 34%. Total revenues from server products and services were $169.0 in the first quarter of 2000, compared to $249.8 in the first quarter of 1999, representing a decrease of $80.8 or 32%.

     Revenues on sales into the North American markets were $1,151.1 in the first quarter of 2000 compared to $938.3 in the first quarter of 1999, an increase of $212.8 or 23%. The revenue growth reflects strong demand for the Company's enterprise storage products and services, which increased by 35% compared to the first quarter of 1999. This growth was offset by a decrease in AViiON server revenues due to the refocusing of the business on the most profitable product lines.

     Revenues on sales into the markets of Europe, the Middle East and Africa were $494.0 in the first quarter of 2000 compared to $433.4 in the first quarter of 1999, an increase of $60.6 or 14%. The increase is primarily due to strong demand for the Company's enterprise storage and switching products and services, which increased by 29% compared to the first quarter of 1999. This growth was offset by decreased revenues from AViiON and CLARiiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

     Revenues on sales into the markets of the Asia Pacific region were $139.0 in the first quarter of 2000 compared to $86.6 in the first quarter of 1999, an increase of $52.4 or 61%. The increase was primarily due to the Company's efforts to expand its business in this region combined with continued strong demand for the Company's enterprise storage products and services, which increased by 94% compared to the first quarter of 1999. This growth was offset by decreased revenues from AViiON and CLARiiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

     Revenues on sales into the markets of Latin America were $38.5 in the first quarter of 2000 compared to $25.0 in the first quarter of 1999, an increase of $13.5 or 54%. The increase was primarily due to the Company's efforts to expand its business in this region combined with strong demand for the Company's enterprise storage products and services, which increased by 116% compared to the first quarter of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

    GROSS MARGINS

     Overall gross margins increased to 56.6% of revenues in the first quarter of 2000, compared to 48.4% of revenues in the first quarter of 1999. Product gross margins increased to 60.0% in the first quarter of 2000, compared to 50.6% in the first quarter of 1999. This increase in product margins is primarily attributable to increased licensing of the Company's enterprise software products, which has higher gross margins than sales of the Company's hardware products. Software revenue as a percentage of total revenues increased to 15% in the first quarter of 2000 from 10% in the first quarter of 1999. Other factors affecting product gross margins include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

     Service gross margins decreased to 28.9% in the first quarter of 2000, compared to 31.1% in the first quarter of 1999. The decrease in service margins from 1999 to 2000 is primarily due to a decrease in service revenues for Data General products caused by the closure of certain international sales offices.

    RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $161.8 and $129.4 in the first quarters of 2000 and 1999, respectively, an increase of $32.4 or 25%. R&D expenses were 8.9% and 8.7% of revenues in the first quarters of 2000 and 1999, respectively. The increase in R&D spending levels from 1999 to 2000 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, network attached storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity products. The Company expects to continue to spend substantial amounts for R&D for the balance of 2000 and thereafter.

    SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses were $448.1 and $310.9 in the first quarters of 2000 and 1999, respectively, an increase of $137.2 or 44%. SG&A expenses were 24.6% and 21.0% of revenues in the first quarters of 2000 and 1999, respectively. The increase in spending levels for both periods is primarily due to the Company's efforts to build an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues. In addition, during 1999, the Company increased its direct sales presence where it previously relied on resellers.

    INVESTMENT INCOME AND INTEREST EXPENSE

     Investment income increased to $40.6 in the first quarter of 2000 from $28.6 in the first quarter of 1999. Interest income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in the first quarter of 2000 primarily due to higher cash and investment balances which were derived from operations.

     Interest expense decreased to $6.9 in the first quarter of 2000 from $8.7 in the first quarter of 1999 primarily due to conversion of the Company's 3 1/4% convertible subordinated notes due 2002 (the "3 1/4 Notes") during March 2000.

    PROVISION FOR INCOME TAXES

     The provision for income taxes was $122.8 and $74.0 in the first quarters of 2000 and 1999, respectively, which resulted in effective tax rates of 27.0% and 25.0%, respectively. The effective tax rate is mainly attributable to the realization of benefits associated with the Company's various tax strategies and benefits related to offshore manufacturing.

    RESTRUCTURING, MERGER AND OTHER CHARGES

     During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General Corporation. The restructuring plan, which is expected to be completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during the fourth quarter of 1999, the Company recorded a charge of approximately $170.6 related to employee termination benefits, facility closure costs, asset disposals, and other exit costs which the Company has recorded in operating expenses. The total cash impact of the charge is approximately $140.7, of which $52.4 was paid in 1999 and $30.9 was paid in 2000.

     The program included a net reduction of the workforce by approximately 1,100 employees approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. As of March 31, 2000, employee separations due to restructuring actions totaled approximately 800.

     During fiscal year 1998, the Company recorded a charge of $82.4 related to a restructuring program. The charge included employee termination benefits, asset write-downs, and other exit costs. The total cash impact of the restructuring charge is approximately $58.5 of which $46.0 was paid prior to December 31, 1999 and $0.5 was paid during the first quarter of 2000. As of March 31, 2000, the remaining accruals of $15.2 from the 1998 restructuring program are related to excess vacant rental properties in Europe.

         The amounts charged against the established provisions described above were as follows:

                                                    Balance                 Current                 Balance
     (in thousands)                            December 31, 1999          utilization            March 31, 2000
                                             ----------------------     -----------------     ---------------------
     Employee termination benefits.........                $75,481               $26,115                   $49,366
     Lease abandonments....................                 18,655                   736                    17,919
     Asset write-downs.....................                  4,116                 2,950                     1,166
     Other exit costs......................                 11,195                 4,291                     6,904
                                             ----------------------     -----------------     ---------------------
                                                          $109,447               $34,092                   $75,355
                                             ======================     =================     =====================

    FINANCIAL CONDITION

     Cash and cash equivalents and short and long-term investments were $3,358.2 and $3,173.7 at March 31, 2000 and December 31, 1999, respectively, an increase of $184.5. Cash provided by operating activities for the first three months of 2000 was $536.7, generated primarily from net income. Cash used by investing activities was $267.0, principally from the acquisition of Softworks, Inc. and additions to property, plant and equipment. Cash provided by financing activities was $64.0, principally from the issuance of common stock from stock option exercises.

     In March 1997, the Company sold $517.5 of the 3 1/4 Notes. On March 15, 2000, all of the outstanding 3 1/4 Notes were converted into Common Stock. In May 1997, Data General Corporation sold $212.8 of the 6% Notes, which were assumed by the Company in connection with the acquisition of Data General in 1999. The 6% Notes are generally convertible into shares of common stock at a conversion price of approximately $83.82 per share, subject to adjustment in certain events. As of March 31, 2000, $0.278 of the 6% Notes have been converted into Common Stock. On April 14, 2000, the Company announced that it would redeem all of the outstanding 6% Notes on May 18, 2000. However, the Company anticipates that substantially all of the outstanding 6% Notes will be converted into Common Stock on or prior to such date.

     At March 31, 2000, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

    NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the second quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is currently evaluating the impact of FIN 44 on its results of operations and financial position.

    YEAR 2000 ISSUES

     The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     To date, EMC has not experienced, and is not aware of, any significant Year 2000 problems or disruptions in any of its internal systems or products and has not received any notification from any of its key vendors, suppliers or other third parties of any significant Year 2000 problems or disruptions.

     EMC had established a Year 2000 program to assess and remediate potential systems and software problems in interpreting certain dates. EMC also received certifications or statements of Year 2000 compliance from all of its key vendors and suppliers. EMC also developed a Year 2000 contingency plan to address the most reasonably likely worst-case scenarios, which include, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required.

     The total cost of EMC's Year 2000 program has not had, and EMC does not anticipate that the total cost of such program will have a material effect on its business, results of operations or financial condition; however, EMC cannot, at this time, be assured that Year 2000 problems or disruptions in its internal systems or products, or in the systems or products of third parties will not have such a material effect on its business, results of operations or financial condition.

    FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) component quality and availability; (ii) delays in the development of new technology and the transition to new products; (iii) competitive factors, including but not limited to pricing pressures, in the computer storage and server markets; (iv) the relative and varying rates of product price and component cost declines; (v) economic trends in various geographic markets and fluctuating currency exchange rates; (vi) deterioration or termination of the agreements with certain of the Company's resellers or OEMs; (vii) the uneven pattern of quarterly sales; (viii) risks associated with strategic investments and acquisitions; (ix) the ability to attract and retain highly qualified employees; and (x) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the U.S. Securities and Exchange Commission.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       27 Financial Data Schedule (filed herewith).

   (b) REPORTS ON FORM 8-K

     On February 22, 2000, the registrant filed a Current Report on Form 8-K reporting under Item 5 the announcement that on March 15, 2000, it would redeem all of its outstanding 3 1/4% convertible subordinated notes due 2002.

     On April 18, 2000, the registrant filed a Current Report on Form 8-K reporting under Item 5 the announcement that on May 18, 2000, it would redeem all of its outstanding 6% convertible subordinated notes due 2004.

     On May 3, 2000, the registrant filed a Current Report on Form 8-K reporting under Item 5 the approval by the Company's Board of Directors of a 2-for-1 split of the Company's common stock, par value $.01 per share, to be effected in the form of a 100% stock dividend, with a record date of May 19, 2000 and a distribution date of June 2, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EMC CORPORATION

Date:  May 15, 2000

                                        By: /s/ William J. Teuber, Jr.
                                            ------------------------------------
                                            William J. Teuber, Jr.
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                            CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit 27 Financial Data Schedule (filed herewith).