Form 10-Q
period 2000-06-30
EMC CORP
filed 2000-08-11
CIK 790070

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 30, 2000               COMMISSION FILE NUMBER 1-9853

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

                       YES _X_                      NO ___

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE           2,180,377,107
 -----------------------------------     ----------------------------
                CLASS                   OUTSTANDING AS OF JUNE 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EMC CORPORATION

                                                              PAGE NO
                                                              --------
Part I--Financial Information
  Consolidated Balance Sheets at June 30, 2000 and December
    31, 1999................................................       3
  Consolidated Statements of Income for the Three and Six
    Months Ended June 30, 2000 and 1999.....................       4
  Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2000 and 1999............................       5
  Consolidated Statements of Comprehensive Income for the
    Three and Six Months Ended June 30, 2000 and 1999.......       6
  Notes to Interim Consolidated Financial Statements........    7-14
  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................   15-22
Part II--Other Information..................................      23
Signatures..................................................      24
Exhibit Index...............................................      25

                                EMC CORPORATION

                                    PART I.
                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $1,794,925     $1,109,409
  Short-term investments....................................     544,567        714,730
  Trade and notes receivable less allowance for doubtful
    accounts of $38,302 and $34,279 in 2000 and 1999,
    respectively............................................   1,792,678      1,625,438
  Inventories...............................................     757,869        618,885
  Deferred income taxes.....................................     155,731        147,471
  Other assets..............................................      98,403        104,463
                                                              ----------     ----------
Total current assets........................................   5,144,173      4,320,396
Long-term investments.......................................   1,325,065      1,349,599
Notes receivable, net.......................................     120,822         76,756
Property, plant and equipment, net..........................   1,225,790      1,023,179
Deferred income taxes.......................................      93,579        108,587
Intangible and other assets, net............................     525,296        294,771
                                                              ----------     ----------
    Total assets............................................  $8,434,725     $7,173,288
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $   10,852     $    9,116
  Accounts payable..........................................     429,590        370,055
  Accrued expenses..........................................     639,688        611,052
  Income taxes payable......................................     306,207        249,234
  Deferred revenue..........................................     220,479        158,458
                                                              ----------     ----------
Total current liabilities...................................   1,606,816      1,397,915
Deferred income taxes.......................................     146,574        125,353
Long-term obligations:
  3 1/4% convertible subordinated notes due 2002............          --        460,399
  6% convertible subordinated notes due 2004................          --        212,750
  Notes payable.............................................      15,136         13,460
  Other liabilities.........................................      31,237         11,625
                                                              ----------     ----------
    Total liabilities.......................................   1,799,763      2,221,502
                                                              ----------     ----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized 25,000
    shares, none outstanding................................          --             --
  Common Stock, par value $.01; authorized 3,000,000 shares;
    issued 2,180,377 and 2,078,550, in 2000 and 1999,
    respectively............................................      21,804         20,786
  Additional paid-in capital................................   2,640,788      1,695,994
  Deferred compensation.....................................     (53,005)       (30,282)
  Retained earnings.........................................   4,060,845      3,299,821
  Accumulated other comprehensive income/(expense)..........     (35,470)       (34,533)
                                                              ----------     ----------
    Total stockholders' equity..............................   6,634,962      4,951,786
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $8,434,725     $7,173,288
                                                              ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             FOR THE                   FOR THE
                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     -----------------------   -----------------------
                                                      JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                        2000         1999         2000         1999
                                                     ----------   ----------   ----------   ----------
Revenues:
  Net sales........................................  $1,935,472   $1,469,598   $3,560,919   $2,782,823
  Service..........................................     210,455      178,044      407,606      348,124
                                                     ----------   ----------   ----------   ----------
                                                      2,145,927    1,647,642    3,968,525    3,130,947
Costs and expenses:
  Cost of sales....................................     756,608      691,128    1,407,488    1,339,862
  Cost of service..................................     145,824      120,303      286,003      237,460
  Research and development.........................     194,286      139,706      356,066      269,074
  Selling, general and administrative..............     506,149      335,993      954,268      646,909
                                                     ----------   ----------   ----------   ----------
Operating income...................................     543,060      360,512      964,700      637,642
Investment income..................................      48,051       29,550       88,694       58,158
Interest expense...................................      (2,956)      (8,244)      (9,827)     (16,962)
Other income/(expense), net........................        (433)         949       (1,069)         213
                                                     ----------   ----------   ----------   ----------
Income before taxes................................     587,722      382,767    1,042,498      679,051
Income tax provision...............................     158,685       96,896      281,474      170,855
                                                     ----------   ----------   ----------   ----------
Net income.........................................  $  429,037   $  285,871   $  761,024   $  508,196
                                                     ==========   ==========   ==========   ==========
Net income per weighted average share, basic.......  $     0.20   $     0.14   $     0.36   $     0.25
                                                     ==========   ==========   ==========   ==========
Net income per weighted average share, diluted.....  $     0.19   $     0.13   $     0.34   $     0.23
                                                     ==========   ==========   ==========   ==========
Weighted average shares, basic.....................   2,174,291    2,057,559    2,140,049    2,053,494
Weighted average shares, diluted...................   2,240,805    2,214,676    2,238,031    2,213,362

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                               JUNE 30,      JUNE 30,
                                                                 2000          1999
                                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  761,024    $ 508,196
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
    Depreciation and amortization...........................     254,650      191,096
    Deferred income taxes...................................      30,719      (28,499)
    Net (gain)/loss on disposal of property and equipment...      13,835        4,614
    Tax benefit from stock options exercised................     120,521       17,060
    Minority interest.......................................         828         (165)
    Changes in assets and liabilities net of acquired assets
      and liabilities:
      Trade and notes receivable............................    (176,817)    (167,370)
      Inventories...........................................    (139,575)     (23,003)
      Other assets..........................................     (37,523)     (40,020)
      Accounts payable......................................      60,497       79,487
      Accrued expenses......................................      22,000       26,329
      Income taxes payable..................................      56,973       49,265
      Deferred revenue......................................      50,117       15,627
      Other liabilities.....................................          (6)      (4,625)
                                                              ----------    ---------
      Net cash provided by operating activities.............   1,017,243      627,992
                                                              ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment..............    (386,162)    (242,365)
    Capitalized software development costs..................     (52,460)     (39,539)
    Maturity/(purchase) of short-term and long-term
      investments, net......................................     197,447     (375,875)
    Business acquisitions net of cash acquired..............    (198,251)          --
                                                              ----------    ---------
      Net cash used by investing activities.................    (439,426)    (657,779)
                                                              ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock................................     111,316       23,641
    Redemption of 6% convertible subordinated notes.........        (155)          --
    Payment of long-term and short-term obligations.........      (8,146)     (29,716)
    Issuance of long-term and short-term obligations........       9,009        1,900
                                                              ----------    ---------
      Net cash provided/(used) by financing activities......     112,024       (4,175)
                                                              ----------    ---------
Effect of exchange rate changes on cash.....................      (4,325)      (1,130)
Net increase/(decrease) in cash and cash equivalents........     689,841      (33,962)
Cash and cash equivalents at beginning of period............   1,109,409      835,466
                                                              ----------    ---------
Cash and cash equivalents at end of period..................  $1,794,925    $ 800,374
                                                              ==========    =========
Non-cash activity
     --conversion of 3 1/4% convertible
       subordinated notes...................................  $  460,399    $  25,864
     --conversion of 6% convertible subordinated
       notes................................................     212,595           --
     --stock issued in business acquisitions................      11,372           --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                         FOR THE THREE          FOR THE SIX
                                                         MONTHS ENDED          MONTHS ENDED
                                                      -------------------   -------------------
                                                      JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Net income..........................................  $429,037   $285,871   $761,024   $508,196
Other comprehensive income/(expense), net of tax:
  Foreign currency translation adjustments, net of
    tax of $(2,180), $290, $(1,806), and $(349).....      (161)      (326)    (3,487)    (3,844)
  Unrealized gains/(losses) on investment securities
    and derivatives:
    Unrealized holding gains/(losses) arising during
      the period, net of tax of $1,024, $(2,295),
      $200, and $(4,316)............................     5,023     (4,633)     2,550    (12,455)
                                                      --------   --------   --------   --------
Other comprehensive income/(expense)................     4,862     (4,959)      (937)   (16,299)
                                                      --------   --------   --------   --------
Comprehensive income................................  $433,899   $280,912   $760,087   $491,897
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

    ACCOUNTING

    The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2000 and 1999.

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

2. INVENTORIES

    Inventories consist of:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Purchased parts.............................................  $ 55,383     $ 38,204
Work in process.............................................   493,119      379,679
Finished goods..............................................   209,367      201,002
                                                              --------     --------
                                                              $757,869     $618,885
                                                              ========     ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Furniture and fixtures......................................  $  107,974    $  101,954
Equipment...................................................   1,381,029     1,237,247
Buildings and improvements..................................     450,095       439,924
Land........................................................      45,881        32,451
Construction in progress....................................     216,181       106,304
                                                              ----------    ----------
                                                               2,201,160     1,917,880
Accumulated depreciation....................................    (975,370)     (894,701)
                                                              ----------    ----------
                                                              $1,225,790    $1,023,179
                                                              ==========    ==========

4. NET INCOME PER SHARE

    Calculation of earnings per share is as follows:

                                                              FOR THE THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              ---------   ---------
BASIC:
Net income..................................................  $ 429,037   $ 285,871
Weighted average shares, basic..............................  2,174,291   2,057,559
Net income per share, basic.................................  $    0.20   $    0.14
                                                              =========   =========

DILUTED:
Net income..................................................  $ 429,037   $ 285,871
Add back of interest expense on 3 1/4% Notes................         --       3,936
Less tax effect of interest expense on 3 1/4% Notes.........         --      (1,574)
                                                              ---------   ---------
Net income for calculating diluted earnings per share.......  $ 429,037   $ 288,233
Weighted average shares.....................................  2,174,291   2,057,559
Weighted common stock equivalents...........................     66,514     157,117
                                                              ---------   ---------
Total weighted average shares, diluted......................  2,240,805   2,214,676
Net income per share, diluted...............................  $    0.19   $    0.13
                                                              =========   =========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. NET INCOME PER SHARE (CONTINUED)

                                                               FOR THE SIX MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              ---------   ---------
BASIC:
Net income..................................................  $ 761,024   $ 508,196
Weighted average shares, basic..............................  2,140,049   2,053,494
Net income per share, basic.................................  $    0.36   $    0.25
                                                              =========   =========

DILUTED:
Net income..................................................  $ 761,024   $ 508,196
Add back of interest expense on 3 1/4% Notes................      2,987       8,141
Less tax effect of interest expense on 3 1/4% Notes.........     (1,195)     (3,256)
                                                              ---------   ---------
Net income for calculating diluted earnings per share.......  $ 762,816   $ 513,081
Weighted average shares.....................................  2,140,049   2,053,494
Weighted common stock equivalents...........................     97,982     159,868
                                                              ---------   ---------
Total weighted average shares, diluted......................  2,238,031   2,213,362
Net income per share, diluted...............................  $    0.34   $    0.23
                                                              =========   =========

    The calculation of earnings per share excludes the Company's 6% convertible subordinated notes due 2004 (the "6% Notes") as the effect of the conversion would be antidilutive.

5. EQUITY TRANSACTIONS

CONVERTIBLE NOTES

    In March 1997, the Company sold $517.5 of its 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes"). On March 15, 2000, all of the outstanding 3 1/4% Notes were converted into Common Stock. In May 1997, Data General Corporation sold $212.8 of the 6% Notes, which were assumed by the Company in connection with the acquisition of Data General in 1999. The 6% Notes were generally convertible into shares of common stock at a conversion price of approximately $41.91 per share, subject to adjustment in certain events. As of June 30, 2000, $212.6 of the 6% Notes were converted into EMC Common Stock. The Company paid approximately one hundred fifty-five thousand dollars to redeem the remaining 6% Notes.

STOCK SPLIT

    On May 3, 2000, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of May 19, 2000 and a distribution date of June 5, 2000. Share and per share amounts have been restated to reflect the stock splits for all periods presented.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. LITIGATION

    The Company is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

7. DERIVATIVES

    The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented immaterial amounts for all periods presented. The ineffective portion of the derivatives is primarily related to option premiums and to discounts or premiums on forward contracts. All derivative contracts generally mature within six months.

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

    The Company recorded in revenue and expense approximately $1,835 and $8,306 in net gains from cash flow hedges related to items forecasted for the second quarter and first six months of 2000, respectively. The amount that will be reclassified from accumulated other comprehensive income/(expense) to earnings over the next twelve months is a loss of approximately $569, net of tax.

8. BUSINESS ACQUISITIONS

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

    The Company accounted for each acquisition as a purchase transaction. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis.

    The Company calculated amounts allocated to in-process research and development ("IPRD") using established valuation techniques and expensed such amounts in the quarter that each acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future use has been established. The Company computed its valuations of IPRD for

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. BUSINESS ACQUISITIONS (CONTINUED)
the acquisitions using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology. During the first quarter, the Company recorded a $3,300 charge to research and development expense representing the write-off of IPRD associated with both acquisitions.

    The excess of the purchase price over the estimated value of the net tangible assets was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets. The value of developed technology was based upon future discounted cash flows relating to the existing product's projected income stream. Intangible assets, including goodwill, are being amortized on a straight-line basis over their estimated useful lives, which is a maximum of five years.

9. RESTRUCTURING, MERGER AND OTHER CHARGES

    During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General Corporation. The restructuring plan, which is expected to be completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during the fourth quarter of 1999, the Company recorded a charge of approximately $170.6 million related to employee termination benefits, facility closure costs, asset disposals, and other exit costs which the Company has recorded in operating expenses. The total cash impact of the charge is approximately $140.7 million of which $52.4 million was paid in 1999 and $43.5 million was paid in 2000.

    The program included a net reduction of the workforce by approximately 1,100, employees approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. As of June 30, 2000, employee separations due to restructuring actions totaled approximately 900.

    During fiscal year 1998, Data General recorded a charge of $82.4 million related to a restructuring program. The charge included employee termination benefits, asset write-downs, and other exit costs. The total cash impact of the restructuring charge is approximately $58.5 million of which $46.0 million was paid prior to December 31, 1999 and $1.5 million was paid during the first six months of 2000. As of June 30, 2000, the remaining accruals of $14.3 million from the 1998 restructuring program are primarily related to excess vacant rental properties in Europe.

    The amounts charged against the established provisions described above were as follows:

                                                              BALANCE          CURRENT        BALANCE
                                                         DECEMBER 31, 1999   UTILIZATION   JUNE 30, 2000
                                                         -----------------   -----------   -------------
Employee termination benefits..........................      $ 75,481          $36,997        $38,484
Lease abandonments.....................................        18,655            1,491         17,164
Asset write-downs......................................         4,116            3,245            871
Other exit costs.......................................        11,195            7,115          4,080
                                                             --------          -------        -------
                                                             $109,447          $48,848        $60,599
                                                             ========          =======        =======

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. SEGMENT INFORMATION

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

                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                         ENDED                     ENDED
                                                -----------------------   -----------------------
                                                 JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
STORAGE PRODUCTS:
Enterprise storage hardware...................  $1,340,325   $  985,514   $2,471,837   $1,846,634
Enterprise storage software...................     350,257      178,635      620,245      334,054
Enterprise switching products (McDATA)........      37,062       45,819       75,970       84,826
CLARiiON storage products.....................     138,529      105,748      235,273      208,713
                                                ----------   ----------   ----------   ----------
Total storage products........................  $1,866,173   $1,315,716   $3,403,325   $2,474,227
                                                ==========   ==========   ==========   ==========

SERVICES:
Storage related services......................  $  134,437   $   84,169   $  250,842   $  159,117
Server related services.......................      76,018       93,875      156,764      189,007
                                                ----------   ----------   ----------   ----------
Total service revenue.........................  $  210,455   $  178,044   $  407,606   $  348,124
                                                ==========   ==========   ==========   ==========

    The Company's management makes financial decisions and allocates resources based on product segments. The Company's financial reporting focuses on the revenues and gross profit for the product segments. The Company does not allocate marketing, engineering or administrative expenses to product segments, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following table:

                                                    STORAGE      SERVER
FOR THE THREE MONTHS ENDED                          PRODUCTS    PRODUCTS   SERVICES   CONSOLIDATED
--------------------------                         ----------   --------   --------   ------------
JUNE 30, 2000
Revenues.........................................  $1,866,173   $ 69,299   $210,455    $2,145,927
Gross profit.....................................   1,152,588     26,276     64,631     1,243,495

JUNE 30, 1999
Revenues.........................................  $1,315,716   $153,882   $178,044    $1,647,642
Gross profit.....................................     728,506     49,964     57,741       836,211

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. SEGMENT INFORMATION (CONTINUED)

                                                    STORAGE      SERVER
FOR THE SIX MONTHS ENDED                            PRODUCTS    PRODUCTS   SERVICES   CONSOLIDATED
------------------------                           ----------   --------   --------   ------------
JUNE 30, 2000
Revenues.........................................  $3,403,325   $157,594   $407,606    $3,968,525
Gross profit.....................................   2,093,891     59,540    121,603     2,275,034

JUNE 30, 1999
Revenues.........................................  $2,474,227   $308,596   $348,124    $3,130,947
Gross profit.....................................   1,341,997    100,964    110,664     1,553,625

    The Company's sales are attributed to geographic areas according to the customer's location. Revenues and identifiable assets by geographic area are included in the following table:

                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                         ENDED                     ENDED
                                                -----------------------   -----------------------
                                                 JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
SALES
North America.................................  $1,328,653   $1,048,803   $2,479,717   $1,987,075
Latin America.................................      40,432       47,566       78,953       72,597
Europe, Middle East, Africa...................     571,436      444,060    1,065,438      877,499
Asia Pacific..................................     205,406      107,213      344,417      193,776
                                                ----------   ----------   ----------   ----------
Consolidated Total............................  $2,145,927   $1,647,642   $3,968,525   $3,130,947
                                                ==========   ==========   ==========   ==========

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
IDENTIFIABLE ASSETS
North America...............................................  $4,810,724    $4,630,506
Latin America...............................................      80,550        73,195
Europe, Middle East, Africa.................................   3,204,298     2,245,460
Asia Pacific................................................     354,834       306,266
Intercompany eliminations...................................     (15,681)      (82,139)
                                                              ----------    ----------
Consolidated Total..........................................  $8,434,725    $7,173,288
                                                              ==========    ==========

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion
No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either
December 15, 1998 or January 12, 2000. The Company does not expect FIN 44 to have a material impact on its results of operations and financial position.

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 138, "Accounting for Certain Derivative Instruments--an amendment of FAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company is required to adopt FAS 138 no later than the third quarter of fiscal 2000 and is currently evaluating the impact, if any, of FAS 138 on its results of operations and financial position.

12. SUBSEQUENT EVENT

    On August 9, 2000, the Company completed the initial public offering of 12,500 shares of Class B common stock of its majority owned subsidiary McDATA Corporation. The offering represents approximately 12% of the McDATA common stock outstanding. All of these shares were offered by McDATA at a price of $28 per share. McDATA has granted the underwriters an option to purchase up to 1,875 additional shares of Class B common stock to cover over-allotments, if any, within 30 days of the offering date.

                                EMC CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on page 22 and in EMC's other filings with the U.S. Securities and Exchange Commission.

ALL DOLLAR AMOUNTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE IN MILLIONS.

RESULTS OF OPERATIONS--SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF 1999

    REVENUES

    Total revenues for the second quarter of 2000 were $2,145.9 compared to $1,647.6 for the second quarter of 1999, representing an increase of $498.3 or 30%.

    Enterprise storage hardware revenues from products sold directly and through resellers and original equipment manufacturers were $1,340.3 in the second quarter of 2000, compared to $985.5 in the second quarter of 1999, representing an increase of $354.8, or 36%. The increase in enterprise systems revenues was due to increased sales volume resulting from continued strong demand for the Company's Symmetrix series of products and the successful introduction of new Symmetrix, Celerra and Connectrix products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

    Enterprise storage software revenues from products sold directly and through resellers and original equipment manufacturers were $350.3 in the second quarter of 2000 compared to $178.6 in the second quarter of 1999, representing an increase of $171.7, or 96%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems both newly shipped and already installed, and the successful introduction of new and enhanced software products.

    Revenues from enterprise switching products sold directly by McDATA, including the ESCON Director series of products, were $37.1 in the second quarter of 2000 compared to $45.8 in the second quarter of 1999, representing a decrease of $8.7, or 19%. The decrease was due to the product transition from ESCON-based to fibre channel-based directors which resulted in a decrease in ESCON revenues that was partially offset by an increase in fibre channel revenues. The Company anticipates that revenues from ESCON directors will continue to decline.

    Revenues from the CLARiiON line of storage products, excluding related service revenues, were $138.5 in the second quarter of 2000, compared to $105.7 in the second quarter of 1999, representing an increase of $32.8, or 31%. The increase reflects a significant increase in sales volume from direct sales channels offset by a decrease in sales volume from indirect channels.

    Total storage product revenues were $1,866.2 in the second quarter of 2000, compared to $1,315.7 in the second quarter of 1999, representing an increase of $550.5, or 42%. The increase is due primarily to sales of enterprise storage hardware and software.

    Revenues from AViiON server products were $69.3 in the second quarter of 2000 compared to $153.9 in the second quarter of 1999, representing a decrease of $84.6, or 55%. The decrease in revenue was primarily the result of reduced volume due to the refocusing of the AViiON business on the most profitable product lines combined with the effect of closing certain international sales offices.

    Overall service revenues were $210.5 in the second quarter of 2000 compared to $178.0 in the second quarter of 1999, an increase of $32.5 or 18%. Storage service revenues were $134.4 in the second quarter of 2000 compared to $84.2 in the second quarter of 1999, an increase of $50.2, or 60%. These increases were primarily related to increased maintenance revenues on enterprise storage hardware and software products. Server service revenues from the Company's Data General division were $76.0 in the second quarter of 2000 compared to $93.9 in the second quarter of 1999, a decrease of $17.9, or 19%. The decrease is primarily due to the refocusing of the AViiON business combined with the effect of closing certain international sales offices.

    Total revenues from storage products and services were $2,000.6 in the second quarter of 2000, compared to $1,399.9 in the second quarter of 1999, representing an increase of $600.7, or 43%. Total revenues from server products and services were $145.3 in the second quarter of 2000, compared to $247.8 in the second quarter of 1999, representing a decrease of $102.5, or 41%.

    Revenues on sales into the North American markets were $1,328.7 in the second quarter of 2000 compared to $1,048.8 in the second quarter of 1999, an increase of $279.9, or 27%. The revenue growth reflects strong demand for the Company's storage products and services, which increased by 37% compared to the second quarter of 1999. This growth was offset by a decrease in AViiON server revenues due to the refocusing of the business on the most profitable product lines.

    Revenues on sales into the markets of Europe, the Middle East and Africa were $571.4 in the second quarter of 2000 compared to $444.1 in the second quarter of 1999, an increase of $127.3, or 29%. The increase is primarily due to strong demand for the Company's storage products and services, which increased by 42% compared to the second quarter of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

    Revenues on sales into the markets of the Asia Pacific region were $205.4 in the second quarter of 2000 compared to $107.2 in the second quarter of 1999, an increase of $98.2, or 92%. The increase was primarily due to the Company's efforts to expand its business in this region combined with continued strong demand for the Company's storage products and services, which increased by 111% compared to the second quarter of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

    Revenues on sales into the markets of Latin America were $40.4 in the second quarter of 2000 compared to $47.6 in the second quarter of 1999, a decrease of $7.2, or 15%. The decrease was primarily due to decreased revenues from AViiON products due to the closing of certain regional offices acquired in connection with the acquisition of Data General Corporation in 1999. The Company's storage products and services increased by 10% compared to the second quarter of 1999.

    GROSS MARGINS

    Overall gross margins increased to 57.9% of revenues in the second quarter of 2000, compared to 50.8% of revenues in the second quarter of 1999. Product gross margins increased to 60.9% in the second quarter of 2000, compared to 53.0% in the second quarter of 1999. This increase in product margins was primarily attributable to increased licensing of the Company's enterprise software products, which have higher gross margins than sales of the Company's hardware products. Software revenue as a percentage of total revenues increased to 16% in the second quarter of 2000 from 11% in the second quarter of 1999. Other factors affecting product gross margins include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

    Service gross margins decreased to 30.7% in the second quarter of 2000, compared to 32.4% in the second quarter of 1999. The decrease in service margins from 1999 to 2000 was primarily due to a decrease in service revenues for Data General products caused by the closure of certain international sales offices.

    RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $194.3 and $139.7 in the second quarters of 2000 and 1999, respectively, an increase of $54.6, or 39%. R&D expenses were 9.1% and 8.5% of revenues in the second quarters of 2000 and 1999, respectively. The increase in R&D spending levels from 1999 to 2000 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, network attached storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity products. The Company expects to continue to spend substantial amounts for R&D for the balance of 2000 and thereafter.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $506.1 and $336.0 in the second quarters of 2000 and 1999, respectively, an increase of $170.1, or 51%. SG&A expenses were 23.6% and 20.4% of revenues in the second quarters of 2000 and 1999, respectively. The increase in spending levels was primarily due to the Company's efforts to build an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

    INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $48.1 in the second quarter of 2000 from $29.6 in the second quarter of 1999. Interest income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in the second quarter 2000 primarily due to higher cash and investment balances which were derived from operations.

    Interest expense decreased to $3.0 in the second quarter of 2000 from $8.2 in the second quarter of 1999 primarily due to conversion of the Company's
3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes") during
March 2000 and the Company's 6% convertible subordinated notes due 2004 (the "6% Notes") during May 2000.

    PROVISION FOR INCOME TAXES

    The provision for income taxes was $158.7 and $96.9 in the second quarters of 2000 and 1999, respectively, which resulted in effective tax rates of 27.0% and 25.3%, respectively. The effective tax rate is less than U.S. statutory rates due to the Company's various tax strategies and benefits related to offshore manufacturing.

RESULTS OF OPERATIONS--FIRST SIX MONTHS OF 2000 COMPARED TO FIRST SIX MONTHS OF
  1999

    REVENUES

    Total revenues for the first six months of 2000 were $3,968.5 compared to $3,130.9 for the first six months of 2000, representing an increase of $837.6, or 27%.

    Enterprise storage hardware revenues from products sold directly and through resellers and original equipment manufacturers were $2,471.8 in the first six months of 2000, compared to $1,846.6 in the first six months of 1999, representing an increase of $625.2, or 34%. The increase in enterprise systems revenues was due to increased sales volume resulting from continued strong demand for the Company's Symmetrix series of products and the successful introduction of new hardware products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

    Enterprise storage software revenues from products sold directly and through resellers and original equipment manufacturers were $620.2 in the first six months of 2000 compared to $334.1 in the first six months of 1999, representing an increase of $286.1, or 86%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems both newly shipped and already installed, and the successful introduction of new and enhanced software products.

    Revenues from enterprise switching products sold directly by McDATA, including the ESCON Director series of products, were $76.0 in the first six months of 2000 compared to $84.8 in the first six months of 1999, representing a decrease of $8.8, or 10%. The decrease was due to the product transition from ESCON-based to fibre channel-based directors, resulting in a decrease in ESCON revenues that was offset by an increase in fibre channel revenues. The Company anticipates that revenues from ESCON directors will continue to decline.

    Revenues from the CLARiiON line of storage products, excluding related service revenues, were $235.3 in the first six months of 2000, compared to $208.7 in the first six months of 1999, representing an increase of $26.6, or 13%. The increase reflects an increase in revenues from direct sales channels offset by a decrease in sales volume from indirect channels.

    Total storage product revenues were $3,403.3 in the first six months of 2000, compared to $2,474.2 in the first six months of 1999, representing an increase of $929.1 or 38%. The increase is due primarily to sales of enterprise storage hardware and software.

    Revenues from AViiON server products were $157.6 in the first six months of 2000 compared to $308.6 in the first six months of 1999, representing a decrease of $151.0, or 49%. The decrease in revenue was primarily the result of reduced volume due to the refocusing of the AViiON business on the most profitable product lines combined with the effect of closing certain international sales offices.

    Overall service revenues were $407.6 in the first six months of 2000 compared to $348.1 in the first six months of 1999, an increase of $59.5, or 17%. Storage service revenues were $250.8 in the first six months of 2000 compared to $159.1 in the first six months of 1999, an increase of $91.7, or 58%. These increases are primarily related to increased maintenance revenues on enterprise storage hardware and software products. Server service revenues from the Company's Data General division were $156.8 in the first six months of 2000 compared to $189.0 in the first six months of 1999, a decrease of $32.2 or 17%. The decrease is primarily due to the refocusing of the AViiON business combined with the effect of closing certain international sales offices.

    Total revenues from storage products and services were $3,654.2 in the first six months of 2000, compared to $2,633.3 in the first six months of 1999, representing an increase of $1,020.9, or 39%. Total revenues from server products and services were $314.4 in the first six months of 2000, compared to $497.6 in the first six months of 1999, representing a decrease of $183.2 or 37%.

    Revenues on sales into the North American markets were $2,479.7 in the first six months of 2000 compared to $1,987.1 in the first six months of 1999, an increase of $492.6, or 25%. The revenue growth reflects strong demand for the Company's storage products and services, which increased by 35% compared to the first six months of 1999. This growth was offset by a decrease in AViiON server revenues due to the refocusing of the business on the most profitable product lines.

    Revenues on sales into the markets of Europe, the Middle East and Africa were $1,065.4 in the first six months of 2000 compared to $877.5 in the first six months of 1999, an increase of $187.9, or 21%. The increase is primarily due to strong demand for the Company's storage products and services, which increased by 33% compared to the first six months of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

    Revenues on sales into the markets of the Asia Pacific region were $344.4 in the first six months of 2000 compared to $193.8 in the first six months of 1999, an increase of $150.6, or 78%. The increase was primarily due to the Company's efforts to expand its business in this region combined with continued strong demand for the Company's storage products and services, which increased by 94% compared to the first six months of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General Corporation in 1999.

    Revenues on sales into the markets of Latin America were $79.0 in the first six months of 2000 compared to $72.6 in the first six months of 1999, an increase of $6.4, or 9%. The increase was primarily due to increased sales of the Company's storage products and services, which increased by 42% compared to the first six months of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional offices acquired in connection with the acquisition of Data General Corporation in 1999.

    GROSS MARGINS

    Overall gross margins increased to 57.3% of revenues in the first six months of 2000, compared to 49.6% of revenues in the first six months of 1999. Product gross margins increased to 60.5% in the first six months of 2000, compared to 51.9% in the first six months of 1999. This increase in product margins is primarily attributable to increased licensing of the Company's enterprise software products, which has higher gross margins than sales of the Company's hardware products. Software revenue as a percentage of total revenues increased to 16% in the first six months of 2000 from 11% in the first six months of 1999. Other factors affecting product gross margins include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

    Service gross margins decreased to 29.8% in the first six months of 2000, compared to 31.8% in the first six months of 1999. The decrease in service margins from 1999 to 2000 is primarily due to a decrease in service revenues for Data General products caused by the closure of certain international sales offices.

    RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $356.1 and $269.1 in the first six months of 2000 and 1999, respectively, an increase of $87.0, or 32%. R&D expenses were 9.0% and 8.6% of revenues in the first six months of 2000 and 1999, respectively. The increase in R&D spending levels from 1999 to 2000 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, network attached storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity products. The Company expects to continue to spend substantial amounts for R&D for the balance of 2000 and thereafter.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $954.3 and $646.9 in the first six months of 2000 and 1999, respectively, an increase of $307.4, or 48%. SG&A expenses were 24.0% and 20.7% of revenues in the first six months of 2000 and 1999, respectively. The increase in spending levels from 1999 to 2000 is primarily due to the Company's efforts to build an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

    INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $88.7 in the first six months of 2000 from $58.2 in the first six months of 1999. Interest income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in the first six months of 2000 primarily due to higher cash and investment balances which were derived from operations.

    Interest expense decreased to $9.8 in the first six months of 2000 from $17.0 in the first six months of 1999 primarily due to conversion of the Company's 3 1/4% Notes during March 2000 and the Company's 6% Notes during May 2000.

    PROVISION FOR INCOME TAXES

    The provision for income taxes was $281.5 and $170.9 in the first six months of 2000 and 1999, respectively, which resulted in effective tax rates of 27.0% and 25.2%, respectively. The effective tax rate is less than U.S. statutory rates due to the Company's various tax strategies and benefits related to offshore manufacturing.

    RESTRUCTURING, MERGER AND OTHER CHARGES

    During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General Corporation. The restructuring plan, which is expected to be completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during the fourth quarter of 1999, the Company recorded a charge of approximately $170.6 related to employee termination benefits, facility closure costs, asset disposals, and other exit costs which the Company has recorded in operating expenses. The total cash impact of the charge is approximately $140.7, of which $52.4 was paid in 1999 and $43.5 was paid in 2000.

    The program included a net reduction of the workforce by approximately 1,100 employees, approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. As of June 30, 2000, employee separations due to restructuring actions totaled approximately 900.

    During fiscal year 1998, Data General recorded a charge of $82.4 related to a restructuring program. The charge included employee termination benefits, asset write-downs, and other exit costs. The total cash impact of the restructuring charge is approximately $58.5, of which $46.0 was paid prior to December 31, 1999 and $1.5 was paid during the first six months of 2000. As of June 30, 2000, the remaining accruals of $14.3 from the 1998 restructuring program are related to excess vacant rental properties in Europe.

    The amounts charged against the established provisions described above were as follows:

                                                              BALANCE          CURRENT        BALANCE
                                                         DECEMBER 31, 1999   UTILIZATION   JUNE 30, 2000
(IN THOUSANDS)                                           -----------------   -----------   -------------
Employee termination benefits..........................      $ 75,481          $36,997        $38,484
Lease abandonments.....................................        18,655            1,491         17,164
Asset write-downs......................................         4,116            3,245            871
Other exit costs.......................................        11,195            7,115          4,080
                                                             --------          -------        -------
                                                             $109,447          $48,848        $60,599
                                                             ========          =======        =======

    FINANCIAL CONDITION

    Cash and cash equivalents and short and long-term investments were $3,664.6 and $3,173.7 at June 30, 2000 and December 31, 1999, respectively, an increase of $490.9. Cash provided by operating activities for the first six months of 2000 was $1,017.2, generated primarily from net income. Cash used by investing activities was $439.4, principally from the acquisition of Softworks, Inc. and additions to property, plant and equipment. Cash provided by financing activities was $112.0, principally from the issuance of common stock from stock option exercises.

    In March 1997, the Company sold $517.5 of the 3 1/4% Notes. On March 15, 2000, all of the outstanding 3 1/4% Notes were converted into Common Stock. In May 1997, Data General Corporation sold $212.8 of the 6% Notes, which were assumed by the Company in connection with the acquisition of Data General in 1999. The 6% Notes were generally convertible into shares of EMC common stock at a conversion price of approximately $41.91 per share, subject to adjustment in certain events. As of June 30, 2000, $212.6 of the 6% Notes were converted into EMC common stock. The Company paid approximately one hundred fifty-five thousand dollars to redeem the remaining 6% Notes.

    At June 30, 2000, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect FIN 44 to have a material impact on its results of operations and financial position.

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 138, "Accounting for Certain Derivative Instruments--an amendment of FAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company is required to adopt FAS 138 no later than the third quarter of fiscal 2000 and is currently evaluating the impact, if any, of FAS 138 on its results of operations and financial position.

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

    EMC had established a Year 2000 program to assess and remediate potential systems and software problems in interpreting certain dates. EMC also received certifications or statements of Year 2000 compliance from all of its key vendors and suppliers and developed a contingency plan to address the most reasonably likely worst-case scenarios for Year 2000 problems or disruptions.

    The total cost of EMC's Year 2000 program has not had, and EMC does not anticipate that the total cost of this program will have a material effect on its business, results of operations or financial condition; however, EMC cannot, at this time, be assured that Year 2000 problems or disruptions in its internal systems or products, or in the systems or products of third parties will not have such a material effect on its business, results of operations or financial condition.

    FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Quarterly Report on Form 10-Q contains "forward-looking statements" as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) component quality and availability; (ii) delays in the development of new technology and the transition to new products; (iii) competitive factors, including but not limited to pricing pressures, in the computer storage and server markets; (iv) the relative and varying rates of product price and component cost declines;
(v) economic trends in various geographic markets and fluctuating currency exchange rates; (vi) deterioration or termination of the agreements with certain of the Company's resellers or original equipment manufacturers and other indirect channel participants; (vii) the uneven pattern of quarterly sales;
(viii) risks associated with strategic investments and acquisitions; (ix) the ability to attract and retain highly qualified employees; and (x) other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the U.S. Securities and Exchange Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 3, 2000. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement and all such nominees were elected as Class I directors for a three-year term. In addition, the stockholders approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares available for grant under the plan by 20,000,000, and an amendment to the Company's 1989 Employee Stock Purchase Plan as described in the Company's Proxy Statement. The results of the votes for each of these proposals were as follows:

1.  Election of Class I Directors:

                                                          FOR        WITHHELD
                                                      -----------   ----------
Richard J. Egan.....................................  815,712,098   73,088,076
Alfred M. Zeien.....................................  871,944,029   16,856,145

In addition to these directors, the Company's other incumbent directors (Michael
J. Cronin, John R. Egan, Maureen E. Egan, W. Paul Fitzgerald, Joseph F. Oliveri and Michael C. Ruettgers) had terms that continued after the 2000 Annual Meeting.

2.  To amend the Company's 1993 Stock Option Plan:

For:........................................................  702,808,424
Against:....................................................  181,610,595
Abstain:....................................................    4,381,155

3.  To amend the Company's 1989 Employee Stock Purchase Plan:

For:........................................................  874,686,857
Against:....................................................    9,885,473
Abstain:....................................................    4,227,844

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27  Financial Data Schedule (filed herewith).

(B) REPORTS ON FORM 8-K

    The Company did not file any current report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EMC CORPORATION

                                                     By:           /s/ WILLIAM J. TEUBER, JR.
                                                          --------------------------------------------
                                                                     William J. Teuber, Jr.
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                             OFFICER (PRINCIPAL FINANCIAL AND CHIEF
Date: August 11, 2000                                                  ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

Exhibit 27  Financial Data Schedule (filed herewith)