Form 10-Q
period 2000-09-30
EMC CORP
filed 2000-11-13
CIK 790070

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED: SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 1-9853

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                   2,188,016,784
  -----------------------------------          ---------------------------------
                 Class                        Outstanding as of September 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EMC CORPORATION

                                                                  PAGE NO
                                                              ---------------
Part I--Financial Information

  Consolidated Balance Sheets at September 30, 2000 and
    December 31, 1999.......................................                3

  Consolidated Statements of Income for the Three and Nine
    Months Ended September 30, 2000 and 1999................                4

  Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2000 and 1999.......................                5

  Consolidated Statements of Comprehensive Income for the
    Three and Nine Months Ended September 30, 2000 and
    1999....................................................                6

  Notes to Interim Consolidated Financial Statements........           7 - 14

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................          15 - 22

Part II--Other Information..................................               23

  Signatures................................................               24

  Exhibit Index.............................................               25

                                EMC CORPORATION

                                    PART I.
                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $2,235,909      $1,109,409
  Short-term investments....................................      472,174         714,730
  Trade and notes receivable less allowance for doubtful
    accounts of $35,413 and $34,279 in 2000 and 1999,
    respectively............................................    1,836,673       1,625,438
  Inventories...............................................      868,594         618,885
  Deferred income taxes.....................................      179,265         147,471
  Other assets..............................................      132,151         104,463
                                                               ----------      ----------
Total current assets........................................    5,724,766       4,320,396
Long-term investments.......................................    1,738,634       1,349,599
Notes receivable, net.......................................      191,174          76,756
Property, plant and equipment, net..........................    1,344,952       1,023,179
Deferred income taxes.......................................       92,385         108,587
Intangible and other assets, net............................      583,632         294,771
                                                               ----------      ----------
      Total assets..........................................   $9,675,543      $7,173,288
                                                               ==========      ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $   12,497      $    9,116
  Accounts payable..........................................      477,717         370,055
  Accrued expenses..........................................      717,434         611,052
  Income taxes payable......................................      424,694         249,234
  Deferred revenue..........................................      241,335         158,458
                                                               ----------      ----------
Total current liabilities...................................    1,873,677       1,397,915
Deferred income taxes.......................................      147,615         125,353
Long-term obligations:
  3 1/4% convertible subordinated notes due 2002............           --         460,399
  6% convertible subordinated notes due 2004................           --         212,750
  Notes payable.............................................       14,589          13,460
  Minority interest.........................................      111,141           2,674
  Other liabilities.........................................       25,445           8,951
                                                               ----------      ----------
      Total liabilities.....................................    2,172,467       2,221,502
                                                               ----------      ----------
Commitments and contingencies
Stockholders' equity:
  Series Preferred Stock, par value $.01; authorized 25,000
    shares, none outstanding................................           --              --
  Common Stock, par value $.01; authorized 3,000,000 shares;
    issued 2,188,017 and 2,078,550, in 2000 and 1999,
    respectively............................................       21,880          20,786
  Additional paid-in capital................................    3,044,679       1,695,994
  Deferred compensation.....................................      (61,012)        (30,282)
  Retained earnings.........................................    4,519,023       3,299,821
  Accumulated other comprehensive income/(expense)..........      (21,494)        (34,533)
                                                               ----------      ----------
      Total stockholders' equity............................    7,503,076       4,951,786
                                                               ----------      ----------
        Total liabilities and stockholders' equity..........   $9,675,543      $7,173,288
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        FOR THE                           FOR THE
                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2000             1999             2000             1999
                                            --------------   --------------   --------------   --------------
Revenues:
  Net sales...............................    $2,050,573       $1,525,520       $5,611,492       $4,308,343
  Service.................................       232,432          183,390          640,038          531,514
                                              ----------       ----------       ----------       ----------
                                               2,283,005        1,708,910        6,251,530        4,839,857
Costs and expenses:
  Cost of sales...........................       813,648          696,082        2,221,136        2,035,944
  Cost of service.........................       152,948          126,666          438,951          364,126
  Research and development................       204,807          149,426          560,873          418,500
  Selling, general and administrative.....       533,124          363,785        1,487,392        1,010,694
                                              ----------       ----------       ----------       ----------
Operating income..........................       578,478          372,951        1,543,178        1,010,593
Investment income.........................        54,370           34,378          143,064           92,536
Interest expense..........................        (2,196)          (7,850)         (12,023)         (24,812)
Other income/(expense), net...............        (3,011)             227           (4,080)             440
                                              ----------       ----------       ----------       ----------
Income before taxes.......................       627,641          399,706        1,670,139        1,078,757
Income tax provision......................       169,463          103,938          450,937          274,793
                                              ----------       ----------       ----------       ----------
Net income................................    $  458,178       $  295,768       $1,219,202       $  803,964
                                              ==========       ==========       ==========       ==========
Net income per weighted average share,
  basic...................................    $     0.21       $     0.14       $     0.57       $     0.39
                                              ==========       ==========       ==========       ==========
Net income per weighted average share,
  diluted.................................    $     0.20       $     0.13       $     0.54       $     0.37
                                              ==========       ==========       ==========       ==========
Weighted average shares, basic............     2,183,409        2,063,248        2,154,647        2,056,650
Weighted average shares, diluted..........     2,250,121        2,219,254        2,242,228        2,215,932

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                             -----------------------------
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                 2000            1999
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................   $ 1,219,202      $ 803,964
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................       396,819        302,449
  Deferred income taxes....................................................         4,248        (34,651)
  Net (gain)/loss on disposal of property and equipment....................        12,870          6,364
  Tax benefit from stock options exercised.................................       174,041         42,155
  Minority interest........................................................         2,341           (225)
Changes in assets and liabilities net of acquired assets and liabilities:
  Trade and notes receivable...............................................      (291,942)      (304,093)
  Inventories..............................................................      (250,700)       (41,115)
  Other assets.............................................................      (113,551)       (52,578)
  Accounts payable.........................................................       109,264         70,739
  Accrued expenses.........................................................        97,047         62,427
  Income taxes payable.....................................................       175,460         24,904
  Deferred revenue.........................................................        68,349         32,117
  Other liabilities........................................................            (6)        (3,106)
                                                                              -----------      ---------
    Net cash provided by operating activities..............................     1,603,442        909,351
                                                                              -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment...............................      (591,453)      (368,438)
  Capitalized software development costs...................................       (76,569)       (63,412)
  Maturity/(purchase) of short-term and long-term investments, net.........      (119,896)      (487,059)
  Business acquisitions net of cash acquired...............................      (233,554)            --
                                                                              -----------      ---------
    Net cash used by investing activities..................................    (1,021,472)      (918,909)
                                                                              -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................................................       174,538         73,456
  Issuance of subsidiary stock.............................................       376,607             --
  Redemption of 6% convertible subordinated notes..........................          (155)            --
  Payment of long-term and short-term obligations..........................        (9,263)       (30,184)
  Issuance of long-term and short-term obligations.........................        11,224          1,978
                                                                              -----------      ---------
    Net cash provided by financing activities..............................       552,951         45,250
                                                                              -----------      ---------
Effect of exchange rate changes on cash....................................        (8,421)        (5,189)
Net increase in cash and cash equivalents..................................     1,134,921         35,692
Cash and cash equivalents at beginning of period...........................     1,109,409        835,466
                                                                              -----------      ---------
Cash and cash equivalents at end of period.................................   $ 2,235,909      $ 865,969
                                                                              ===========      =========
Non-cash activity--conversion of 3 1/4% convertible subordinated notes.....   $   460,399      $  25,864
              --conversion of 6% convertible subordinated notes............   $   212,595             --
              --stock issued in business acquisitions......................   $    11,372             --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                     FOR THE THREE                     FOR THE NINE
                                                     MONTHS ENDED                      MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2000             1999             2000             1999
                                            --------------   --------------   --------------   --------------
Net income................................     $458,178         $295,768        $1,219,202        $803,964
                                               --------         --------        ----------        --------
Other comprehensive income/(expense), net
  of tax:
  Foreign currency translation
    adjustments, net of tax of $(1,263),
    $(444), $(3,069) and $(793),
    respectively..........................       (3,421)            (688)           (6,908)         (4,532)

  Unrealized gains/(losses) on investment
    securities and derivatives:
    Unrealized holding gains/(losses)
      arising during the period, net of
      tax of $6,435, $(1,055), $6,635 and
      $(5,372), respectively..............       17,397            2,120            19,947         (10,335)
                                               --------         --------        ----------        --------
Other comprehensive income/(expense)......       13,976            1,432            13,039         (14,867)
                                               --------         --------        ----------        --------
Comprehensive income......................     $472,154         $297,200        $1,232,241        $789,097
                                               ========         ========        ==========        ========

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

    ACCOUNTING

    The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2000 and 1999.

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

2. INVENTORIES

    Inventories consist of:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Purchased parts.....................................    $ 49,706        $ 38,204
Work in process.....................................     619,598         379,679
Finished goods......................................     199,290         201,002
                                                        --------        --------
                                                        $868,594        $618,885
                                                        ========        ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
                                                      --------------   -------------
Furniture and fixtures..............................    $   99,107      $  101,954
Equipment...........................................     1,431,857       1,237,247
Buildings and improvements..........................       458,886         439,924
Land................................................        47,574          32,451
Construction in progress............................       283,211         106,304
                                                        ----------      ----------
                                                         2,320,635       1,917,880
Accumulated depreciation............................      (975,683)       (894,701)
                                                        ----------      ----------
                                                        $1,344,952      $1,023,179
                                                        ==========      ==========

4. NET INCOME PER SHARE

    Calculation of earnings per share is as follows:

                                                                FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------   --------------
BASIC:
Net income..................................................   $  458,178       $  295,768
Weighted average shares, basic..............................    2,183,409        2,063,248
Net income per share, basic.................................   $     0.21       $     0.14
                                                               ==========       ==========
DILUTED:
Net income..................................................   $  458,178       $  295,768
Add back of interest expense on 3 1/4% convertible
  subordinated notes due 2002...............................           --            4,037
Less tax effect of interest expense on 3 1/4% convertible
  subordinated notes due 2002...............................           --           (1,615)
                                                               ----------       ----------
Net income for calculating diluted earnings per share.......   $  458,178       $  298,190
Weighted average shares.....................................    2,183,409        2,063,248
Weighted common stock equivalents...........................       66,712          156,006
                                                               ----------       ----------
Total weighted average shares, diluted......................    2,250,121        2,219,254
Net income per share, diluted...............................   $     0.20       $     0.13
                                                               ==========       ==========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. NET INCOME PER SHARE (CONTINUED)

                                                                FOR THE NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
BASIC:
Net income..................................................    $1,219,202      $  803,964
Weighted average shares, basic..............................     2,154,647       2,056,650
Net income per share, basic.................................    $     0.57      $     0.39
                                                                ==========      ==========
DILUTED:
Net income..................................................    $1,219,202      $  803,964
Add back of interest expense on 3 1/4% convertible
  subordinated notes due 2002...............................         2,987          12,178
Less tax effect of interest expense on 3 1/4% convertible
  subordinated notes due 2002...............................        (1,195)         (4,871)
                                                                ----------      ----------
Net income for calculating diluted earnings per share.......    $1,220,994      $  811,271
Weighted average shares.....................................     2,154,647       2,056,650
Weighted common stock equivalents...........................        87,581         159,282
                                                                ----------      ----------
Total weighted average shares, diluted......................     2,242,228       2,215,932
Net income per share, diluted...............................    $     0.54      $     0.37
                                                                ==========      ==========

    The calculation of earnings per share excludes the Company's 6% convertible subordinated notes due 2004 (the "6% Notes"), as the effect of the conversion would be antidilutive.

5. EQUITY TRANSACTIONS

    CONVERTIBLE NOTES

    In March 1997, the Company sold $517.5 of its 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes"). In March 2000, all of the outstanding 3 1/4% Notes were converted into common stock, par value $.01 per share, of EMC ("Common Stock"). In May 1997, Data General Corporation ("Data General") sold $212.8 of the 6% Notes, which were assumed by the Company in connection with the acquisition of Data General in 1999. In May 2000, $212.6 of the 6% Notes were converted into Common Stock. The Company paid approximately one hundred fifty-five thousand dollars to redeem the remaining 6% Notes.

    STOCK SPLIT

    On May 3, 2000, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of May 19, 2000 and a distribution date of June 2, 2000. Share and per share amounts have been restated to reflect the stock splits for all periods presented.

    ISSUANCE OF SUBSIDIARY STOCK

    On August 9, 2000, the Company completed the initial public offering of 14,375 shares of Class B common stock of its indirect majority owned subsidiary McDATA Corporation (including the exercise

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. EQUITY TRANSACTIONS (CONTINUED)
of the underwriters' over-allotment option). The offering represented approximately 13% of the McDATA common stock outstanding. McDATA offered the shares at a price of $28 per share and realized net proceeds from the offering of $376,607. McDATA has retained the net proceeds for general corporate purposes. After the offering, the Company continues to own approximately 75% of the outstanding McDATA common stock which it currently intends to distribute to holders of the Common Stock on a pro rata basis, subject to certain conditions. The proposed distribution is anticipated to occur in 2001, no later than February 8. The Company will, in its sole discretion, determine whether to complete this distribution, and the timing, structure and all other terms of the distribution. The Company did not recognize any gains in its income statement as a result of this transaction. The net proceeds were allocated ratably between additional paid-in capital and minority interest in the Company's consolidated balance sheet based upon the Company's ownership position in McDATA on the date of the offering.

6. LITIGATION

    The Company is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

7. DERIVATIVES

    The Company uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented immaterial amounts for all periods presented. The ineffective portion of the derivatives is primarily related to option premiums and to discounts or premiums on forward contracts. The Company's derivative contracts generally mature within nine months.

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

    The Company recorded in revenue and expense approximately $15,541 and $23,847 in net gains from cash flow hedges related to items forecasted for the third quarter and first nine months of 2000, respectively. The amount that will be reclassified from accumulated other comprehensive income/ (expense) to earnings over the next twelve months is a gain of approximately $6,436, net of tax.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. BUSINESS ACQUISITIONS

    In January 2000, the Company acquired all of the outstanding common stock of Softworks, Inc. by means of a tender offer, whereby all the shares of Softworks were converted into the right to receive cash. Also in January 2000, the Company acquired all of the outstanding common stock of Terascape Software, Inc. In July 2000, the Company acquired all of the outstanding common stock of Avalon, Inc. and in August 2000, the Company acquired all of the outstanding common stock of Digital Bitcasting, Inc. The aggregate cost of these transactions was approximately $245 million, net of cash acquired of approximately $28 million.

    The Company accounted for each acquisition as a purchase transaction. The interim consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis.

    The Company calculated amounts allocated to in-process research and development ("IPR&D") using established valuation techniques and expensed such amounts in the quarter that each acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future use has been established. The Company computed its valuations of IPR&D for the acquisitions using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology. During the first quarter, the Company recorded a $3,300 charge to research and development expense representing the write-off of IPR&D associated with certain of these acquisitions.

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

9. RESTRUCTURING, MERGER AND OTHER CHARGES

    During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General. The restructuring plan, which is expected to be substantially completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during the fourth quarter of 1999, the Company recorded a charge of approximately $170.6 million related to employee termination benefits, facility closure costs, asset disposals, and other exit costs which the Company has recorded in operating expenses. The total cash impact of the charge is approximately $140.7 million, of which $52.4 million was paid in 1999 and $55.3 million has been paid during the first nine months of 2000.

    The restructuring plan includes a net reduction of the workforce by approximately 1,100 employees, approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. As of September 30, 2000, employee separations due to restructuring actions totaled approximately 1,050.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. RESTRUCTURING, MERGER AND OTHER CHARGES (CONTINUED)
    During fiscal year 1998, Data General recorded a charge of $82.4 million related to a restructuring program. The charge included employee termination benefits, asset write-downs, and other exit costs. The total cash impact of the restructuring charge is approximately $58.5 million, of which $46.0 million was paid prior to December 31, 1999 and $1.8 million was paid during the first nine months of 2000. As of September 30, 2000, the remaining accruals of $13.8 million from the 1998 restructuring program are primarily related to excess vacant rental properties in Europe.

    The amounts charged against the established provisions described above were as follows:

                                         BALANCE          CURRENT          BALANCE
                                    DECEMBER 31, 1999   UTILIZATION   SEPTEMBER 30, 2000
                                    -----------------   -----------   ------------------
Employee termination benefits.....      $ 75,481          $47,067           $28,414
Lease abandonments................        18,655            2,399            16,256
Asset write-downs.................         4,116            3,337               779
Other exit costs..................        11,195            8,499             2,696
                                        --------          -------           -------
                                        $109,447          $61,302           $48,145
                                        ========          =======           =======

10. SEGMENT INFORMATION

    The Company operates in the following three segments: storage products, server products and services. The majority of the Company's revenues are generated from the sale of storage hardware and software products. The Company also designs, manufactures, markets and supports open systems server products through its Data General division. The Company also provides a wide range of services to both storage and server customers. The following table presents revenues for groups of similar storage products and similar services:

                                                FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                        ENDED                           ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
STORAGE PRODUCTS:
Enterprise storage hardware...............   $1,450,630      $1,013,546      $3,922,467      $2,860,180
Enterprise storage software...............      332,344         206,598         952,589         540,652
McDATA switching products.................       34,026          24,270         109,996         109,096
Midrange storage products.................      162,213         114,316         397,486         323,029
                                             ----------      ----------      ----------      ----------
Total storage products....................   $1,979,213      $1,358,730      $5,382,538      $3,832,957
                                             ==========      ==========      ==========      ==========
SERVICES:
Storage related services..................   $  161,395      $   92,768      $  412,237      $  251,885
Server related services...................       71,037          90,622         227,801         279,629
                                             ----------      ----------      ----------      ----------
Total service revenue.....................   $  232,432      $  183,390      $  640,038      $  531,514
                                             ==========      ==========      ==========      ==========

    The Company's management makes financial decisions and allocates resources based on product segments. The Company's financial reporting focuses on the revenues and gross profit for the product

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. SEGMENT INFORMATION (CONTINUED)
segments. The Company does not allocate marketing, engineering or administrative expenses to product segments, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following table:

                                                    STORAGE      SERVER
FOR THE THREE MONTHS ENDED                          PRODUCTS    PRODUCTS   SERVICES   CONSOLIDATED
--------------------------                         ----------   --------   --------   ------------
SEPTEMBER 30, 2000
Revenues.........................................  $1,979,213   $ 71,360   $232,432    $2,283,005
Gross profit.....................................   1,205,812     31,113     79,484     1,316,409

SEPTEMBER 30, 1999
Revenues.........................................  $1,358,730   $166,790   $183,390    $1,708,910
Gross profit.....................................     773,790     55,648     56,724       886,162

                                                    STORAGE      SERVER
FOR THE NINE MONTHS ENDED                           PRODUCTS    PRODUCTS   SERVICES   CONSOLIDATED
-------------------------                          ----------   --------   --------   ------------
SEPTEMBER 30, 2000
Revenues.........................................  $5,382,538   $228,954   $640,038    $6,251,530
Gross profit.....................................   3,299,703     90,653    201,087     3,591,443

SEPTEMBER 30, 1999
Revenues.........................................  $3,832,957   $475,386   $531,514    $4,839,857
Gross profit.....................................   2,115,787    156,612    167,388     2,439,787

    The Company's sales are attributed to geographic areas according to the customer's location. Revenues and identifiable assets by geographic area are included in the following table:

                                                FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                        ENDED                           ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
SALES:
North America.............................   $1,411,592      $1,097,914      $3,891,309      $3,084,989
Latin America.............................       54,956          41,682         133,909         114,279
Europe, Middle East, Africa...............      568,456         453,192       1,633,894       1,330,691
Asia Pacific..............................      248,001         116,122         592,418         309,898
                                             ----------      ----------      ----------      ----------
Consolidated Total........................   $2,283,005      $1,708,910      $6,251,530      $4,839,857
                                             ==========      ==========      ==========      ==========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. SEGMENT INFORMATION (CONTINUED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
IDENTIFIABLE ASSETS:
North America...............................................   $ 7,306,405     $4,630,506
Latin America...............................................        90,960         73,195
Europe, Middle East, Africa.................................     2,980,858      2,245,460
Asia Pacific................................................       328,022        306,266
Intercompany eliminations...................................    (1,030,702)       (82,139)
                                                               -----------     ----------
Consolidated Total..........................................   $ 9,675,543     $7,173,288
                                                               ===========     ==========

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not expect that the adoption of SAB 101 will have a material impact on its results of operations or financial position.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 for the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position for such quarter.

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FAS 133" ("FAS 138"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted Statement of Financial Accounting Standards No. 133 prior to June 15, 2000, FAS 138 is effective for all fiscal quarters beginning after June 15, 2000. The Company adopted FAS 138 for the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position for such quarter.

12. SUBSEQUENT EVENT

    As of October 31, 2000, the Company acquired all of the outstanding common stock of CrosStor Software, Inc. in exchange for approximately $300 million in Common Stock. The transaction is being accounted for as a pooling-of interests. CrosStor develops high-performance software for networked storage systems.

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

ALL DOLLAR AMOUNTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE IN MILLIONS.

RESULTS OF OPERATIONS--THIRD QUARTER OF 2000 COMPARED TO THIRD QUARTER OF 1999

    REVENUES

    Total revenues for the third quarter of 2000 were $2,283.0 compared to $1,708.9 for the third quarter of 1999, representing an increase of $574.1, or 34%.

    Enterprise storage hardware revenues were $1,450.6 in the third quarter of 2000, compared to $1,013.5 in the third quarter of 1999, representing an increase of $437.1, or 43%. The increase in enterprise systems revenues was due to increased sales volume resulting from continued strong demand for the Company's Symmetrix series of products and the successful introduction of new hardware products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

    Enterprise storage software revenues were $332.3 in the third quarter of 2000 compared to $206.6 in the third quarter of 1999, representing an increase of $125.7, or 61%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems both newly shipped and already installed, and the successful introduction of new and enhanced software products.

    Revenues from enterprise switching products sold directly by McDATA Holdings Corporation, a wholly owned subsidiary of EMC and the direct parent of McDATA Corporation ("McDATA Holdings"), including the ESCON Director series of products, were $34.0 in the third quarter of 2000 compared to $24.3 in the third quarter of 1999, representing an increase of $9.7, or 40%. The increase was due to increased sales of fibre channel-based directors. ESCON revenues were generally unchanged compared to the third quarter of 1999. The Company anticipates that future revenues from ESCON directors will generally decline.

    Revenues from the midrange line of storage products, including the CLARiiON product line, were $162.2 in the third quarter of 2000, compared to $114.3 in the third quarter of 1999, excluding related service revenues. This increase of $47.9, or 42%, reflects a significant increase in sales volume from non-original equipment manufacturer sales channels offset in part by a decrease in sales volume from indirect channels.

    Total storage product revenues were $1,979.2 in the third quarter of 2000, compared to $1,358.7 in the third quarter of 1999, representing an increase of $620.5, or 46%. The increase is due primarily to increased sales of enterprise storage hardware and software products.

    Revenues from AViiON server products were $71.4 in the third quarter of 2000 compared to $166.8 in the third quarter of 1999, representing a decrease of $95.4, or 57%. The decrease in revenue was primarily the result of reduced volume due to the refocusing of the AViiON business on the most profitable product lines combined with the effect of closing certain international sales offices. In addition, the Company is reallocating AViiON resources within the consolidated Company.

    Overall service revenues were $232.4 in the third quarter of 2000 compared to $183.4 in the third quarter of 1999, an increase of $49.0, or 27%. Storage service revenues were $161.4 in the third quarter of 2000 compared to $92.8 in the third quarter of 1999, an increase of $68.6, or 74%. These increases were primarily related to increased maintenance revenues on enterprise storage hardware and software products and increased revenues from professional services. Server service revenues from the Company's Data General division were $71.0 in the third quarter of 2000 compared to $90.6 in the third quarter of 1999, a decrease of $19.6, or 22%. The decrease is primarily due to the refocusing of the AViiON business combined with the effect of closing certain international sales offices.

    Total revenues from storage products and services were $2,140.6 in the third quarter of 2000, compared to $1,451.5 in the third quarter of 1999, representing an increase of $689.1, or 47%. Total revenues from server products and services were $142.4 in the third quarter of 2000, compared to $257.4 in the third quarter of 1999, representing a decrease of $115.0, or 45%.

    Revenues on sales into the North American markets were $1,411.6 in the third quarter of 2000 compared to $1,097.9 in the third quarter of 1999, an increase of $313.7, or 29%. The revenue growth reflects strong demand for the Company's storage products and services, which increased by 41% compared to the third quarter of 1999. This growth was offset in part by a decrease in AViiON server revenues due to the refocusing of the business on the most profitable product lines.

    Revenues on sales into the markets of Europe, the Middle East and Africa were $568.5 in the third quarter of 2000 compared to $453.2 in the third quarter of 1999, an increase of $115.3, or 25%. The increase is primarily due to strong demand for the Company's storage products and services, which increased by 39% compared to the third quarter of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General in 1999.

    Revenues on sales into the markets of the Asia Pacific region were $248.0 in the third quarter of 2000 compared to $116.1 in the third quarter of 1999, an increase of $131.9, or 114%. The increase was primarily due to the Company's efforts to expand its business in this region combined with continued strong demand for the Company's storage products and services, which increased by 130% compared to the third quarter of 1999. This growth was offset in part by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General in 1999.

    Revenues on sales into the markets of Latin America were $55.0 in the third quarter of 2000 compared to $41.7 in the third quarter of 1999, an increase of $13.3, or 32%. The increase was primarily due to strong demand for the Company's storage products and services, which increased by 62% compared to the third quarter of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General in 1999.

    GROSS MARGINS

    Overall gross margins increased to 57.7% of revenues in the third quarter of 2000, compared to 51.9% of revenues in the third quarter of 1999. Product gross margins increased to 60.3% in the third quarter of 2000, compared to 54.4% in the third quarter of 1999. This increase in product margins was primarily attributable to increased licensing of the Company's enterprise software products, which has higher gross margins than sales of the Company's hardware products. Software revenue as a percentage of total revenues increased to 15% in the third quarter of 2000 from 12% in the third quarter of 1999. Other factors affecting product gross margins include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

    Service gross margins increased to 34.2% in the third quarter of 2000, compared to 30.9% in the third quarter of 1999. This increase in service margins from 1999 to 2000 was primarily due to a decrease in less profitable service revenues for Data General products caused by the closure of certain international sales offices.

    RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $204.8 and $149.4 in the third quarters of 2000 and 1999, respectively, an increase of $55.4, or 37%. R&D expenses were 9.0% and 8.7% of revenues in the third quarters of 2000 and 1999, respectively. The increase in R&D spending levels from 1999 to 2000 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, network attached storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity products. The Company expects to continue to spend substantial amounts for R&D for the balance of 2000 and thereafter.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $533.1 and $363.8 in the third quarters of 2000 and 1999, respectively, an increase of $169.3, or 47%. SG&A expenses were 23.4% and 21.3% of revenues in the third quarters of 2000 and 1999, respectively. The increase in spending levels was primarily due to the Company's efforts to build an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

    INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $54.4 in the third quarter of 2000 from $34.4 in the third quarter of 1999. Interest income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in the third quarter of 2000 primarily due to higher cash and investment balances which were derived from operations and the net proceeds from McDATA's initial public offering.

    Interest expense decreased to $2.2 in the third quarter of 2000 from $7.9 in the third quarter of 1999 primarily due to conversion of the Company's 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes") in March 2000 and the Company's 6% convertible subordinated notes due 2004 (the "6% Notes") in May 2000.

    PROVISION FOR INCOME TAXES

    The provision for income taxes was $169.5 and $103.9 in the third quarters of 2000 and 1999, respectively, which resulted in effective tax rates of 27.0% and 26.0%, respectively. The effective tax rate is less than U.S. statutory rates due to the Company's various tax strategies and benefits related to offshore manufacturing.

RESULTS OF OPERATIONS--FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS
  OF 1999

    REVENUES

    Total revenues for the first nine months of 2000 were $6,251.5 compared to $4,839.9 for the first nine months of 1999, representing an increase of $1,411.6, or 29%.

    Enterprise storage hardware revenues were $3,922.5 in the first nine months of 2000, compared to $2,860.2 in the first nine months of 1999, representing an increase of $1,062.3, or 37%. The increase in enterprise systems revenues was due to increased sales volume resulting from continued strong demand for the Company's Symmetrix series of products and the successful introduction of new hardware products. These products address the growing demand for enterprise-wide storage solutions, allowing users to move, store and protect mission critical information in UNIX, Windows NT and mainframe environments.

    Enterprise storage software revenues were $952.6 in the first nine months of 2000 compared to $540.7 in the first nine months of 1999, representing an increase of $411.9, or 76%. The increase in software revenues was primarily due to increased licenses of enterprise storage software on Symmetrix systems both newly shipped and already installed, and the successful introduction of new and enhanced software products.

    Revenues from enterprise switching products sold directly by McDATA Holdings, including the ESCON Director series of products, were $110.0 in the first nine months of 2000 compared to $109.1 in the first nine months of 1999, representing an increase of $0.9, or 1%. The results reflect increased sales of fibre channel-based directors offset by a decrease in ESCON revenues. The Company anticipates that future revenues from ESCON directors will generally decline.

    Revenues from the midrange line of storage products, including the CLARiiON product line, were $397.5 in the first nine months of 2000, compared to $323.0 in the first nine months of 1999, excluding related service revenues. This increase of $74.5, or 23%, reflects a significant increase in sales volume from non-original equipment manufacturer sales channels offset in part by a decrease in sales volume from indirect channels.

    Total storage product revenues were $5,382.5 in the first nine months of 2000, compared to $3,833.0 in the first nine months of 1999, representing an increase of $1,549.5, or 40%. The increase is due primarily to increased sales of enterprise storage hardware and software.

    Revenues from AViiON server products were $229.0 in the first nine months of 2000 compared to $475.4 in the first nine months of 1999, representing a decrease of $246.4, or 52%. The decrease in revenue was primarily the result of reduced volume due to the refocusing of the AViiON business on the most profitable product lines combined with the effect of closing certain international sales offices. In addition, the Company is reallocating AViiON resources within the consolidated Company.

    Overall service revenues were $640.0 in the first nine months of 2000 compared to $531.5 in the first nine months of 1999, an increase of $108.5, or 20%. Storage service revenues were $412.2 in the first nine months of 2000 compared to $251.9 in the first nine months of 1999, an increase of $160.3, or 64%. These increases are primarily related to increased maintenance revenues on enterprise storage hardware and software products and increased revenues from professional services. Server service revenues from the Company's Data General division were $227.8 in the first nine months of 2000 compared to $279.6 in the first nine months of 1999, a decrease of $51.8, or 19%. The decrease is primarily due to the refocusing of the AViiON business combined with the effect of closing certain international sales offices.

    Total revenues from storage products and services were $5,794.8 in the first nine months of 2000, compared to $4,084.8 in the first nine months of 1999, representing an increase of $1,710.0, or 42%.

Total revenues from server products and services were $456.8 in the first nine months of 2000, compared to $755.0 in the first nine months of 1999, representing a decrease of $298.2, or 40%.

    Revenues on sales into the North American markets were $3,891.3 in the first nine months of 2000 compared to $3,085.0 in the first nine months of 1999, an increase of $806.3, or 26%. The revenue growth reflects strong demand for the Company's storage products and services, which increased by 37% compared to the first nine months of 1999. This growth was offset by a decrease in AViiON server revenues due to the refocusing of the business on the most profitable product lines.

    Revenues on sales into the markets of Europe, the Middle East and Africa were $1,633.9 in the first nine months of 2000 compared to $1,330.7 in the first nine months of 1999, an increase of $303.2, or 23%. The increase is primarily due to strong demand for the Company's storage and switching products and services, which increased by 35% compared to the first nine months of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General in 1999.

    Revenues on sales into the markets of the Asia Pacific region were $592.4 in the first nine months of 2000 compared to $309.9 in the first nine months of 1999, an increase of $282.5, or 91%. The increase was primarily due to the Company's efforts to expand its business in this region combined with continued strong demand for the Company's storage products and services, which increased by 108% compared to the first nine months of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional sales offices acquired in connection with the acquisition of Data General in 1999.

    Revenues on sales into the markets of Latin America were $133.9 in the first nine months of 2000 compared to $114.3 in the first nine months of 1999, an increase of $19.6, or 17%. The increase was primarily due to increased sales of the Company's storage products and services, which increased by 49% compared to the first nine months of 1999. This growth was offset by decreased revenues from AViiON products due to the closing of certain regional offices acquired in connection with the acquisition of Data General in 1999.

    GROSS MARGINS

    Overall gross margins increased to 57.4% of revenues in the first nine months of 2000, compared to 50.4% of revenues in the first nine months of 1999. Product gross margins increased to 60.4% in the first nine months of 2000, compared to 52.7% in the first nine months of 1999. This increase in product margins is primarily attributable to increased licensing of the Company's enterprise software products, which has higher gross margins than sales of the Company's hardware products. Software revenue as a percentage of total revenues increased to 15% in the first nine months of 2000 from 11% in the first nine months of 1999. Other factors affecting product gross margins include the impact of component cost declines being greater than the impact of product price declines. The Company currently believes that product price declines will continue.

    Service gross margins decreased to 31.4% in the first nine months of 2000, compared to 31.5% in the first nine months of 1999.

    RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $560.9 and $418.5 in the first nine months of 2000 and 1999, respectively, an increase of $142.4, or 34%. R&D expenses were 9.0% and 8.6% of revenues in the first nine months of 2000 and 1999, respectively. The increase in R&D spending levels from 1999 to 2000 reflects the Company's ongoing research and development efforts in a variety of areas, including EMC Enterprise Storage Network technologies, network attached storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity products. The Company expects to continue to spend substantial amounts for R&D for the balance of 2000 and thereafter.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $1,487.4 and $1,010.7 in the first nine months of 2000 and 1999, respectively, an increase of $476.7, or 47%. SG&A expenses were 23.8% and 20.9% of revenues in the first nine months of 2000 and 1999, respectively. The increase in spending levels from 1999 to 2000 is primarily due to the Company's efforts to build an infrastructure to achieve broader coverage and greater account depth around the world and to expand its technical sales organization to support the current and expected growth in software revenues.

    INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $143.1 in the first nine months of 2000 from $92.5 in the first nine months of 1999. Interest income was earned primarily from investments in cash equivalents and short and long-term investments. Investment income increased in the first nine months of 2000 primarily due to higher cash and investment balances which were derived from operations and the net proceeds from McDATA's initial public offering.

    Interest expense decreased to $12.0 in the first nine months of 2000 from $24.8 in the first nine months of 1999 primarily due to conversion of the Company's 3 1/4% Notes during March 2000 and the Company's 6% Notes during May 2000.

    PROVISION FOR INCOME TAXES

    The provision for income taxes was $450.9 and $274.8 in the first nine months of 2000 and 1999, respectively, which resulted in effective tax rates of 27.0% and 25.5%, respectively. The effective tax rate is less than U.S. statutory rates due to the Company's various tax strategies and benefits related to offshore manufacturing.

    RESTRUCTURING, MERGER AND OTHER CHARGES

    During the fourth quarter of 1999, the Company approved and implemented a restructuring program in connection with its acquisition of Data General. The restructuring plan, which is expected to be substantially completed by December 2000, provides for the consolidation of the Company's operations and elimination of duplicative facilities worldwide. Accordingly, during the fourth quarter of 1999, the Company recorded a charge of approximately $170.6 related to employee termination benefits, facility closure costs, asset disposals, and other exit costs which the Company has recorded in operating expenses. The total cash impact of the charge is approximately $140.7, of which $52.4 was paid in 1999 and $55.3 has been paid during the first nine months of 2000.

    The restructuring plan includes a net reduction of the workforce by approximately 1,100 employees, approximately 59% of whom are or were based in North America and 23% of whom are or were based in Europe. The employee separations affect the majority of business functions and job classes. As of September 30, 2000, employee separations due to restructuring actions totaled approximately 1,050.

    During fiscal year 1998, Data General recorded a charge of $82.4 related to a restructuring program. The charge included employee termination benefits, asset write-downs, and other exit costs. The total cash impact of the restructuring charge is approximately $58.5, of which $46.0 was paid prior to December 31, 1999 and $1.8 was paid during the first nine months of 2000. As of September 30,

2000, the remaining accruals of $13.8 from the 1998 restructuring program are primarily related to excess vacant rental properties in Europe.

    The amounts charged against the established provisions described above were as follows:

                                                         BALANCE          CURRENT          BALANCE
(IN THOUSANDS)                                      DECEMBER 31, 1999   UTILIZATION   SEPTEMBER 30, 2000
--------------                                      -----------------   -----------   ------------------
Employee termination benefits.....................      $ 75,481          $47,067           $28,414
Lease abandonments................................        18,655            2,399            16,256
Asset write-downs.................................         4,116            3,337               779
Other exit costs..................................        11,195            8,499             2,696
                                                        --------          -------           -------
                                                        $109,447          $61,302           $48,145
                                                        ========          =======           =======

    FINANCIAL CONDITION

    Cash and cash equivalents and short and long-term investments were $4,446.7 and $3,173.7 at September 30, 2000 and December 31, 1999, respectively, an increase of $1,273.0. Cash provided by operating activities for the first nine months of 2000 was $1,603.4, generated primarily from net income. Cash used by investing activities was $1,021.5, principally from the acquisition of Softworks, Inc. and additions to property, plant and equipment. Cash provided by financing activities was $553.0, principally from the issuance of stock in McDATA's initial public offering and from stock option exercises.

    In March 1997, the Company sold $517.5 of the 3 1/4% Notes. In March 2000, all of the outstanding 3 1/4% Notes were converted into Common Stock. In May 1997, Data General sold $212.8 of the 6% Notes, which were assumed by the Company in connection with the acquisition of Data General in 1999. In May 2000, $212.6 of the 6% Notes were converted into Common Stock. The Company paid approximately one hundred fifty-five thousand dollars to redeem the remaining 6% Notes.

    At September 30, 2000, the Company had available for use its credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, the Company believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not expect that the adoption of SAB 101 will have a material impact on its results of operations or financial position.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 for the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position for such quarter.

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FAS 133" ("FAS 138"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted Statement of Financial Accounting Standards No. 133 prior to June 15, 2000, FAS 138 is effective for all fiscal quarters beginning after June 15, 2000. The Company adopted FAS 138 for the third quarter of 2000 and there was no material impact on its results of operations or financial position for such quarter.

    FACTORS THAT MAY AFFECT FUTURE RESULTS

    This quarterly report contains "forward-looking statements" as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) component quality and availability; (ii) delays in the development of new technology and the transition to new products;
(iii) competitive factors, including but not limited to pricing pressures, in the computer storage and server markets; (iv) the relative and varying rates of product price and component cost declines; (v) economic trends in various geographic markets and fluctuating currency exchange rates; (vi) the ability to attract and retain highly qualified employees; (vii) deterioration or termination of the agreements with certain of the Company's indirect channels;
(viii) the uneven pattern of quarterly sales; (ix) risks associated with strategic investments and acquisitions; and (x) other one-time events and other important factors disclosed previously and from time to time in EMC's filings with the U.S. Securities and Exchange Commission.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

       27 Financial Data Schedule (filed herewith).

    (B) REPORTS ON FORM 8-K

       The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EMC CORPORATION

Date: November 9, 2000                         By:             /s/ WILLIAM J. TEUBER, JR.
                                                    ------------------------------------------------
                                                                 William J. Teuber, Jr.
                                                    SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING
                                                                        OFFICER)

                                 EXHIBIT INDEX

    Exhibit 27 Financial Data Schedule (filed herewith)