Form 10-K
period 2000-12-31
EMC CORP
filed 2001-03-12
CIK 790070

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

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000                            COMMISSION FILE NUMBER 1-9853

                           --------------------------

                                EMC CORPORATION

             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                                         04-2680009
 (State or other jurisdiction of organization or         (I.R.S. Employer Identification Number)
                  incorporation)

                                          35 PARKWOOD DRIVE
                                    HOPKINTON, MASSACHUSETTS 01748
                     (Address of principal executive offices, including zip code)

                                            (508) 435-1000
                         (Registrant's telephone number, including area code)

                     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS:                       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
------------------------------------------------      ------------------------------------------------
     Common Stock, par value $.01 per share                       New York Stock Exchange

                     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                 None

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the registrant was $166,049,386,793 as of January 31, 2001.

    The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2001 was 2,204,513,686.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
    EMC's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. EMC's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." Readers should also carefully review the risk factors described in the other documents EMC files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    EMC Corporation and its subsidiaries ("EMC" or the "Company") design, manufacture, market and support a wide range of hardware and software products and provide services for the storage, management, protection and sharing of electronic information. These integrated solutions enable organizations to create an enterprise information infrastructure, or what EMC calls an E-Infostructure. EMC is the leading supplier of these solutions, which comprise information storage systems, software and services. Its products are sold to customers that use a variety of the world's most popular computing platforms for key applications, including electronic commerce, data warehousing and transaction processing. EMC believes these and other information-intensive applications provide it with significant growth opportunities.

    EMC's information storage products and services help organizations network, unite and generate value from all of their electronic information, regardless of where it resides, what type of software it is working with or how it is connected to a network. EMC believes that its sole focus on information enables its customers to realize higher returns on information and results in competitive advantage for EMC customers.

    EMC focuses on the growing trend toward networked information storage. Networked information storage involves connecting storage systems to servers via a networked environment instead of direct connections, with a goal of providing unlimited access to information, regardless of its location. EMC expects that with anticipated dramatic growth in the amount of information that will be created over the next few years, organizations will demand a dependable and adaptable information infrastructure with wide-scale network information access. An EMC Enterprise Storage Network enables customers to weave together heterogeneous storage, switches, hubs and servers into a single, easily-managed centralized information infrastructure.

    EMC's objective is to extend its position as the information storage leader and to strengthen the EMC E-Infostructure as the standard for information storage and access.

    The customers for EMC's products are located worldwide and represent a cross-section of industries and government agencies. EMC products continue to be accepted widely by both existing customers and new accounts in all major industries worldwide.

    EMC was incorporated in Massachusetts in 1979 and has its corporate headquarters at 35 Parkwood Drive, Hopkinton, Massachusetts.

PRODUCTS AND OFFERINGS

    EMC operates in the following segments: information storage products, information storage services and other businesses. Information storage products consists of information storage systems and information storage software.

INFORMATION STORAGE SYSTEMS

    SYMMETRIX SYSTEMS

    EMC believes that its Symmetrix family of enterprise storage systems offer the highest levels of functionality, performance and availability in the high-end of the information storage market. EMC's Symmetrix systems are based on a modular architecture that enables EMC to deliver advanced technologies to market quickly while maintaining a consistent platform upon which its customers can expand capacity, performance, connectivity and functionality. This design has enabled EMC to expand its Symmetrix systems in existing markets and to rapidly enter new strategic markets.

    Since the introduction of the first Symmetrix model in 1991, EMC has continued to enhance and increase the capabilities of the Symmetrix family of products, including increasing the host connectivity capabilities and adding advanced software functionality. In 2000, EMC introduced a complete new line of Symmetrix systems, the Symmetrix 8000 line, EMC's most advanced family of storage systems to date. EMC believes that the Symmetrix 8000 line, which runs EMC's most advanced information management software, is the world's highest performance and most functionally rich information storage system.

    EMC intends to continue to introduce new versions of the Symmetrix family of systems with additional features and capabilities.

    CLARIION SYSTEMS

    The CLARiiON family of systems represents a range of flexible and scalable mid-tier information storage systems. CLARiiON systems act as a platform for mid-sized companies with rapidly growing demands on their information storage infrastructure, and offer fast, scalable and dependable information storage solutions for applications in the distributed environments of large enterprises.

    In 2000, EMC introduced the CLARiiON FC4500 storage system, the first CLARiiON to offer storage consolidation for multiple computers from different vendors and participate in a storage area network, or "SAN," environment. In 2000, EMC also introduced the CLARiiON IP4700, a network-attached storage, or "NAS," system for the mid-tier market, which offers high availability and a wide range of network connections. EMC also announced the integration of CLARiiON's management software, Navisphere, into EMC Control Center software, allowing customers to build seamless information storage networks using CLARiiON, Symmetrix and other systems throughout the enterprise.

    EMC intends to continue to enhance and improve the CLARiiON family of systems with additional features and capabilities.

    CELERRA SYSTEMS

    The Celerra File Server is a high-end NAS system providing high performance, high availability and scalability for enterprise-class file serving. A file server allows users to access and update files over a local area network and store them in a central location. The Celerra system features EMC-developed hardware and software within a common enclosure and with a common management environment. Celerra systems can be integrated with or connected to Symmetrix systems and customer networks through a variety of interfaces.

    In 2000, EMC introduced the Celerra SE File Server, which combines a Celerra File Server and Symmetrix storage in a single enclosure. In 2000, EMC also introduced significant new Celerra software, called HighRoad. HighRoad enhances file sharing capabilities and performance in high-bandwidth, collaborative and publishing applications. Celerra with HighRoad software combines the best attributes of NAS with the best attributes of a storage area network, or "SAN," in one unified storage network. In 2000, EMC also introduced enhancements to the Celerra File Server.

    EMC intends to continue to enhance and improve the Celerra family of systems with additional features and capabilities.

    CONNECTRIX SYSTEMS

    The Connectrix fibre channel 32-port director was introduced in March 1999 as the industry's first fully integrated fibre channel network connectivity solution. In 2000, EMC introduced a new 16-port Connectrix DS-16 departmental switch and an 8-port Connectrix DS-8 departmental switch for the mid-tier market to complement the high-end Connectrix fibre channel director. The Connectrix family of fibre channel switches and directors significantly increase the connectivity between servers and storage systems in a fibre channel SAN configuration, compared to direct fibre channel server-to-storage connections.

    The Company believes that its Connectrix systems, combined with its storage systems with fibre channel connectivity, facilitate the implementation of networked storage and enable customers to build an E-Infostructure in which a single storage infrastructure will handle all information storage requirements of even the largest, most complex organizations.

    EMC intends to continue to introduce new versions of its Connectrix family of switches and directors with additional features and capabilities.

    Revenue from information storage systems (including Symmetrix, CLARiiON, Celerra and Connectrix products) represented approximately 70%, 68% and 69% of revenues in 2000, 1999 and 1998, respectively.

INFORMATION STORAGE SOFTWARE

    EMC offers highly innovative software that provides customers with superior information management, sharing and protection capabilities. These capabilities include enhanced backup/restore, disaster recovery, business continuance, data migration and data movement. EMC's information storage software is intended to be used with its information storage systems, as well as with a variety of host computers and applications developed by third parties. During 2000, EMC introduced significant new software products and enhancements to existing products.

    EMC's information management software includes EMC Control Center (ECC), Navisphere, PowerPath, Access Logix and ESN Manager. Examples of information sharing software are HighRoad and InfoMover. EMC's information mobility and protection software includes Symmetrix Remote Data Facility (SRDF), TimeFinder, SnapView, Mirror View and EMC Data Manager (EDM).

    The EMC E-Infostructure Developers Program makes many of EMC's application programming interfaces (APIs) available to third-party independent software vendors (ISVs) to facilitate the development and sale of software optimized to run on EMC systems. Customers are then able to select from a wider range of software tools when deploying EMC systems and to more easily integrate EMC systems into their existing software environments.

    EMC supports its software research and development efforts through a state-of-the art software development lab in Massachusetts and at other facilities, and, from time to time, through acquisitions of complementary businesses or products. In 2000, EMC acquired software companies CrosStor

Software, Inc., Softworks, Inc., Terascape Software Inc., Avalon Consulting Group and Digital Bitcasting Corporation.

    Revenues from information storage software represented approximately 16%, 12% and 8% of revenues in 2000, 1999 and 1998, respectively.

INFORMATION STORAGE SERVICES

    EMC's Global Services organization offers information technology services including consulting, installation, training, day-to-day support, parts delivery and system upgrades. This single organization unites all of EMC's service functions, including customer service, professional service and technical training service. EMC's Global Services organization has a staff of over 5,000 professionals who provide EMC customers with a complete set of service solutions before, during and following the purchase of an EMC system or software.

    PROFESSIONAL SERVICES

    EMC's Professional Services business designs and delivers world-class professional services to its global customer base. Such professional services assist customers to assess, design and implement information storage solutions and an E-Infostructure customized to maximize their return on information assets.

    CUSTOMER SERVICE

    EMC's Customer Service organization monitors the status of EMC's information storage solutions at worldwide customer sites 24 hours a day, seven days a week, 365 days a year. These hardware and software solutions contain remote support features that enable EMC customer service personnel to continuously monitor, diagnose and resolve issues, wherever the product is located, often without the need for on-site service.

    GLOBAL TECHNICAL TRAINING

    EMC's Global Technical Training organization provides training for EMC's Global Services staff and systems engineers on all EMC technology and products. In addition, as part of EMC's new EMC Proven Professional Certification program, the Global Technical Training organization trains customers, prospects and partners on EMC's technology and products. The program is worldwide in scope and employs e-learning and geographically dispersed classrooms and testing centers.

    Revenue from information storage services represented approximately 7%, 5% and 4% of revenues in 2000, 1999 and 1998, respectively.

OTHER BUSINESSES

    EMC, through its Data General division, designs, manufactures, markets and supports EMC's line of AViiON open systems servers. In 2000, EMC continued its strategy of focusing its efforts on other, more profitable business lines.

    Revenue from other businesses represented approximately 7%, 14% and 19% of revenues in 2000, 1999 and 1998, respectively.

MARKETS AND CHANNELS

MARKETS

    During 2000, EMC focused primarily on three major markets: Global 2000 companies, the mid-tier market and service providers. These markets are characterized by their requirements for large amounts of information storage capacity and the advanced functionality provided by EMC's products.

    GLOBAL 2000 COMPANIES

    The Global 2000 companies, defined as the world's 2000 largest corporations, represent a significant percentage of EMC's customer base. The Global 2000's computing requirements encompass multiple computer platforms, including mainframes, and those running UNIX-based and Microsoft Windows-based operating systems.

    As the size and scope of those systems increases, the Company's Global 2000 customers are deploying EMC's information storage networks for the consolidation, management, sharing and protection of the information generated by those platforms. By building an E-Infostructure to support multiple business applications, these customers are able to quickly, cost-effectively and reliably deploy and expand applications and systems. EMC believes it is the leading information storage supplier to the Global 2000.

    MID-TIER MARKET

    The mid-tier market is comprised of mid-sized companies and business units, departments or locations within larger organizations. The mid-tier market's computing requirements encompass multiple computer platforms, including those running UNIX-based, Windows-based and other network operating systems.

    As these systems proliferate, mid-sized companies are deploying EMC's CLARiiON products to meet the performance, availability, capacity, and functionality requirements of the information processed by those systems. By building an E-Infostructure, these customers are able to quickly, cost-effectively and reliably deploy and expand applications and systems. Larger organizations are also building two and three-tiered E-Infostructures that integrate CLARiiON and Symmetrix systems to meet their information storage requirements throughout the enterprise. EMC believes it is a significant information storage supplier to the mid-tier market.

    SERVICE PROVIDERS

    Service providers offer out-sourced information technology services to their customers. They range in type from application services (ASPs) to Internet services (ISPs) to network services (NSPs) to storage services (SSPs). Both new and traditional information technology service providers, facing the same pressures of the Internet economy as their customers, must increase value and service levels and scale their operations as quickly as possible in order to succeed. EMC believes that its E-Infostructure enables service providers to fully leverage EMC's expertise to achieve business success by quickly deploying and delivering a range of services around the benefits of an EMC E-Infostructure, thereby producing better results for their customers.

CHANNELS

    EMC markets its products through multiple distribution channels, including its direct sales force and selected distributors, systems integrators, resellers and original equipment manufacturers ("OEMs").

    DIRECT SALES

    EMC has a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region and uses distributors as its primary distribution channel in other areas of the world.

    INDIRECT SALES

    EMC believes its systems and software are well suited for sale by indirect channel partners. EMC has agreements in place with many distributors, systems integrators, resellers and OEMs. These agreements, subject to certain terms and conditions, enable these companies to market and resell certain EMC systems and software.

ALLIANCES

    EMC has alliances with leading software, networking and services companies. EMC intends to continue to form additional strategic alliances. EMC's strategy is to work closely with these and other companies to provide added value to its customers by integrating EMC solutions with software and networking applications that customers rely on to manage their day-to-day business operations.

MANUFACTURING AND QUALITY

    EMC's products are assembled and tested primarily at the Company's facilities in Massachusetts, North Carolina and Ireland. See "Properties." Product components manufactured by subcontractors in the United States and Europe are designed, assembled and tested in accordance with production standards and quality controls established by EMC.

    EMC employs a company-wide Total Quality Management philosophy to ensure that the quality of its designs, manufacturing, test processes and supplier relationships follow the same methodologies. EMC's manufacturing operations in Massachusetts, North Carolina and Ireland are ISO 9000 certified. EMC also holds 23 additional certifications worldwide covering ISO 9000, ISO 14000 Environmental Management Standard Certification and Support Center Practices
(SCP) certification for its customer support centers. These internationally recognized endorsements of ongoing quality management represent the highest levels of certifications available.

RAW MATERIALS

    EMC's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. Among the most important components that EMC uses are disk drives, high density memory components and power supplies.

PATENTS

    EMC has been granted or owns by assignment over 500 patents. EMC also has a number of patent applications pending relating to its hardware and software products.

BACKLOG

    EMC manufactures its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. EMC configures to customer specifications and generally ships products shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, EMC's backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

COMPETITION

    EMC competes with many established companies in the markets it serves. EMC believes that most of these companies compete based on their overall market presence and their ability to address customers' broad information technology requirements. EMC also competes with many smaller, less established companies in specific product segments.

    EMC believes that it has a number of competitive advantages over these companies, including product, distribution and service. EMC believes the advantages in its products include performance, functionality, scalability, availability, connectivity, value-added software, time to market enhancements and total value of ownership. EMC believes its advantages in distribution include its direct sales force and its broad network of indirect channels. EMC believes its advantages in service include its ability to provide its customers with a complete set of service solutions, in particular its customer service (which is often remote and without interruption to a company's business), for its information storage systems and software 24 hours a day, seven days a week, 365 days a year.

EMPLOYEES

    As of January 31, 2001, EMC had approximately 24,100 employees worldwide. None of EMC's domestic employees is represented by a labor union, and EMC has never suffered an interruption of business as a result of a labor dispute. EMC considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES

    EMC operates in three business segments: information storage products, information storage services and other businesses. (See Note P to EMC's Consolidated Financial Statements.) Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. EMC has three primary manufacturing facilities: one in Massachusetts, which provides Symmetrix systems to the North American markets; one in North Carolina, which manufactures CLARiiON systems and AViiON servers; and one in Ireland, which manufactures Symmetrix systems and CLARiiON systems. Total exports from these facilities amounted to approximately $3,580,000,000, $2,575,000,000 and $2,184,000,000 in
2000, 1999 and 1998, respectively.

ITEM 2.  PROPERTIES

    EMC's principal corporate offices are located at 35 Parkwood Drive, Hopkinton, Massachusetts. As of December 31, 2000, EMC owned or leased a total of approximately 6.5 million square feet of space worldwide which is used primarily for manufacturing, research and development, customer service, sales, marketing and general administration.

    In 2000, EMC began construction on two facilities totaling approximately 800,000 square feet in Hopkinton, Massachusetts for research and development use. EMC also owns land in Massachusetts and Ireland for possible future expansion purposes. EMC believes its present level of manufacturing and other capacity, along with its plans for expansion, will be sufficient to accommodate its requirements.

ITEM 3.  LEGAL PROCEEDINGS

    EMC is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of EMC's stockholders during the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of EMC are as follows:

            NAME                 AGE                           POSITION
            ----               --------                        --------
Michael C. Ruettgers.........     58      Executive Chairman of the Board of Directors
Joseph M. Tucci..............     53      President, Chief Executive Officer and Director
Frank M. Hauck...............     41      Executive Vice President, Products and Offerings
Michael A. Ruffolo...........     39      Executive Vice President, Global Sales, Services
                                          and Marketing
Paul T. Dacier...............     43      Senior Vice President and General Counsel
David A. Donatelli...........     35      Senior Vice President, New Business Development
William J. Teuber, Jr........     49      Senior Vice President and Chief Financial Officer

    Michael C. Ruettgers has been Executive Chairman of the Board of Directors of EMC since January 2001. Mr. Ruettgers served as Chief Executive Officer of EMC from January 1992 to January 2001 and has been a Director of EMC since
May 1992. He also served as President from October 1989 to January 2000, as Chief Operating Officer from October 1989 to January 1992, and as Executive Vice President, Operations of EMC from July 1988 to October 1989. Mr. Ruettgers is also a director of Raytheon Company, a global technology and electronics company, and PerkinElmer Inc., a diversified technology company.

    Joseph M. Tucci has been Chief Executive Officer and a Director of EMC since January 2001 and has served as President since January 2000. He also served as Chief Operating Officer of EMC from January 2000 to January 2001. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V., an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Global, an information technology services company, from December 1993 to June 1999. Getronics acquired Wang in June 1999. Mr. Tucci joined Wang in 1990 as its Executive Vice President, Operations. Mr. Tucci is also a director of Paychex, Inc., a provider of payroll, human resources and benefits outsourcing solutions, and Telecom Italia S.p.A., a telecommunications company.

    Frank M. Hauck has been Executive Vice President, Products and Offerings, of EMC since June 2000. He served as Senior Vice President and Chief Information Officer from January 2000 to June 2000, as Senior Vice President, Business Integration from July 1999 to January 2000, and as Senior Vice President Customer Service of EMC from November 1997 to July 1999. Mr. Hauck has also held a number of other executive positions since he joined EMC in 1990.

    Michael A. Ruffolo joined EMC in January 2000 as Executive Vice President, Global Sales, Services and Marketing. Prior to joining EMC, Mr. Ruffolo served as President of the Document Solutions Group of Xerox Corporation, a document processing company, from May 1998 through December 1999. Prior to joining Xerox, Mr. Ruffolo held several executive positions at AT&T/NCR Corporation, a computer and communications company, from 1988 to 1998, most recently as Vice President and Chief Information Officer and Vice President of Worldwide Services.

    Paul T. Dacier has been Senior Vice President and General Counsel of EMC since February 2000. Mr. Dacier served as Vice President and General Counsel of EMC from February 1993 to February 2000 and as General Counsel of EMC from March 1990 to February 1993. Prior to joining EMC, Mr. Dacier was Senior Counsel, Corporate Operations at Apollo Computer Inc., a computer manufacturer, from January 1987 to January 1990.

    David A. Donatelli has been Senior Vice President, New Business Development of EMC since February 2000. Mr. Donatelli served as Vice President, New Business Development of EMC from April 1999 to February 2000 and has also held a number of other executive positions with EMC since

1987, including serving most recently as Vice President, General Manager of EMC's EDM business from September 1996 to April 1999 and as Vice President of Global Alliances from February 1996 to November 1998.

    William J. Teuber, Jr. has been Senior Vice President and Chief Financial Officer of EMC since February 2000. Mr. Teuber served as Vice President and Chief Financial Officer of EMC from February 1997 to February 2000. He also served as Vice President and Controller of EMC from August 1995 to February 1997. From 1988 to August 1995, Mr. Teuber was a partner at Coopers & Lybrand L.L.P., a predecessor to PricewaterhouseCoopers, LLP, an accounting firm.

                            ------------------------

    The President is elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until his successor is elected and qualified.

                            ------------------------

    EMC(2), EMC, Access Logix, AViiON, Celerra, CLARiiON, Connectrix, EMC Control Center, EDM, E-Infostructure, Enterprise Storage Network, ESN, ESN Manager, EMC Proven, HighRoad, InfoMover, Mirror View, Navisphere, PowerPath, SnapView, Symmetrix, SRDF, and TimeFinder are either registered trademarks or trademarks of EMC Corporation. Other trademarks and logos are either registered trademarks or trademarks of their respective owners.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    EMC's common stock, par value $.01 per share, began trading on the over-the-counter market on April 4, 1986 under the NASDAQ symbol EMCS. On
March 22, 1988, EMC's common stock began trading on the New York Stock Exchange under the symbol EMC.

    During the last five years, the following stock splits have been effected in the form of a stock dividend:

    - a two-for-one stock split effective November 17, 1997, for stockholders of record on October 31, 1997;

    - a two-for-one stock split effective May 28, 1999, for stockholders of record on May 14, 1999; and

    - a two-for-one stock split effective June 2, 2000, for stockholders of record on May 19, 2000.

    The following table sets forth the range of high and low prices on the New York Stock Exchange for the past two years during the fiscal periods shown, adjusted to reflect the effects of the November 17, 1997, May 28, 1999 and June 2, 2000 stock splits.

FISCAL 2000                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter..............................................  $ 71.63     $48.00
Second Quarter.............................................    83.50      53.50
Third Quarter..............................................   103.25      74.50
Fourth Quarter.............................................   100.00      55.63

FISCAL 1999                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter..............................................  $ 32.44     $21.75
Second Quarter.............................................    33.72      23.88
Third Quarter..............................................    37.31      26.81
Fourth Quarter.............................................    55.16      31.50

    EMC had approximately 13,275 holders of record of its common stock as of January 31, 2001.

    EMC has never paid cash dividends on its common stock. While subject to periodic review, the current policy of its Board of Directors is to retain all earnings primarily to provide funds for EMC's continued growth.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

               FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)
                                EMC CORPORATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FISCAL YEAR ENDED
                                  ------------------------------------------------------------------------
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2000           1999           1998           1997           1996
                                  ------------   ------------   ------------   ------------   ------------
SUMMARY OF OPERATIONS:
  Revenues......................  $ 8,872,816     $6,715,610     $5,436,158     $4,487,851     $3,616,746
  Operating income(2)...........    2,256,903      1,241,094        834,267        716,958        539,039
  Net income(2).................    1,782,075      1,010,570        653,978        587,511        420,080
  Net income per weighted
    average share, basic(3).....  $      0.82     $     0.49     $     0.32     $     0.29     $     0.22
  Net income per weighted
    average share,
    diluted(2)(3)...............  $      0.79     $     0.46     $     0.30     $     0.28     $     0.21
  Weighted average shares,
    basic(3)....................    2,164,180      2,061,101      2,030,742      2,002,032      1,878,673
  Weighted average shares,
    diluted(3)..................    2,245,203      2,219,065      2,188,430      2,130,969      2,020,318
BALANCE SHEET DATA:
  Working capital...............  $ 3,986,404     $2,922,481     $2,825,000     $2,581,640     $1,597,486
  Total assets..................   10,628,342      7,173,288      5,627,020      4,627,936      3,178,101
  Long-term obligations(4)......       14,457        686,609        751,646        771,204        339,232
  Stockholders' equity..........  $ 8,177,209     $4,951,786     $3,728,990     $2,900,941     $1,978,025

------------------------

(1) The selected consolidated financial data for 1996-1998 includes the effects of the acquisition of Data General Corporation on October 12, 1999, which was accounted for as a pooling-of-interests.

(2) In 1999, EMC incurred charges totaling $223,598 (pre-tax), consisting of restructuring, merger and asset impairment charges of $208,246 included in operating expenses and other cost of sales charges of $15,352. Net income for the year ended December 31, 1999, adjusted to exclude the impact of the charges, was $1,180,468, or $0.54 per diluted share. In 1998, EMC incurred charges totaling $135,000 (pre-tax), consisting of $82,400 of restructuring charges and $52,600 of other cost of sales charges related to asset writedowns. Net income for the year ended December 31, 1998, adjusted to exclude the impact of the charges, was $788,978, or $0.37 per diluted share.

(3) All share and per share amounts have been restated to reflect the stock splits effective November 17, 1997, May 28, 1999 and June 2, 2000 for all periods presented.

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

                                                                      FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
REVENUES
  Information storage systems...........................       70.4%          68.0%          69.2%
  Information storage software..........................       16.2           12.2            8.2
  Information storage services..........................        6.9            5.4            3.5
                                                              -----          -----          -----
  Total information storage revenue.....................       93.5           85.6           80.9
  Other businesses......................................        6.5           14.4           19.1
                                                              -----          -----          -----
Total revenue...........................................      100.0%         100.0%         100.0%
                                                              =====          =====          =====
COST AND EXPENSES
  Cost of sales.........................................       42.1%          48.5%          55.2%
  Research and development..............................        8.8            8.5            8.0
  Selling, general and administrative...................       23.7           21.4           20.0
  Restructuring, merger and other charges...............         --            3.1            1.5
                                                              -----          -----          -----
OPERATING INCOME........................................       25.4           18.5           15.3
  Investment income, interest expense and other income,
    net.................................................        2.1            1.7            1.5
                                                              -----          -----          -----
  Income before income taxes............................       27.5           20.2           16.8
  Provision for income taxes............................        7.4            5.2            4.8
                                                              -----          -----          -----
NET INCOME..............................................       20.1%          15.0%          12.0%
                                                              =====          =====          =====

REVENUES

    Total revenues were $8,872.8, $6,715.6 and $5,436.2 in 2000, 1999 and 1998, respectively, representing increases of $2,157.2, or 32%, from 1999 to 2000, and $1,279.4, or 24%, from 1998 to 1999.

    Information storage systems revenues were $6,245.8, $4,565.0 and $3,759.9 in 2000, 1999 and 1998, respectively, representing increases of $1,680.8, or 37%, from 1999 to 2000, and $805.1, or 21%, from 1998 to 1999. The increases were primarily due to increased sales volume resulting from the continued strong demand for EMC's Symmetrix and CLARiiON series of products and the successful introduction of new products within those existing product lines.

    Included in information storage systems revenues are revenues from enterprise switching products sold directly to third parties by McDATA Corporation, formerly a majority owned subsidiary of EMC. These revenues were $58.5, $29.5 and $5.2 in 2000, 1999 and 1998, respectively. EMC distributed all of its interest in McDATA to EMC stockholders on a pro rata basis in the form of a dividend effective February 7, 2001. After the distribution, revenues from products sold directly to third parties by McDATA will no longer be included in EMC's consolidated results.

    Information storage software revenues were $1,435.1, $821.7 and $445.4 in 2000, 1999 and 1998, respectively, representing increases of $613.4, or 75%, from 1999 to 2000, and $376.3, or 85%, from

1998 to 1999. The increases were primarily due to increased licenses of information storage software on both newly shipped and already installed systems and the successful introduction of new and enhanced software products.

    Information storage services revenues were $612.1, $361.8 and $190.3 in 2000, 1999 and 1998, respectively, representing an increase of $250.3, or 69%, from 1999 to 2000, and an increase of $171.5, or 90%, from 1998 to 1999. The increases were primarily related to increased maintenance revenues on information storage systems and information storage software products and increased revenues from professional services.

    Total information storage revenues were $8,293.0, $5,748.5 and $4,395.5 in 2000, 1999 and 1998, respectively, representing an increase of $2,544.5, or 44%, from 1999 to 2000, and $1,353.0, or 31%, from 1998 to 1999.

    Other businesses revenues were $579.8, $967.1 and $1,040.7 in 2000, 1999 and 1998, respectively, representing a decrease of $387.3, or 40%, from 1999 to 2000, and a decrease of $73.6, or 7%, from 1998 to 1999. Other businesses revenues consist of revenues from AViiON server products and related services. The decreases in other businesses revenues were due to refocusing the Company's efforts on more profitable lines of business. EMC anticipates further declines in revenues from AViiON server products and related services in 2001.

    Revenues on sales into the North American markets were $5,436.2, $4,257.1 and $3,367.8 in 2000, 1999 and 1998, respectively, representing increases of $1,179.1, or 28%, from 1999 to 2000, and $889.3, or 26%, from 1998 to 1999. The revenue growth reflects continued strong demand for EMC's products and services.

    Revenues on sales into the markets of Europe, the Middle East and Africa were $2,351.8, $1,844.3 and $1,597.6 in 2000, 1999 and 1998, respectively, representing increases of $507.5, or 28%, from 1999 to 2000, and $246.7, or 15%, from 1998 to 1999. Revenues on sales into the markets in the Asia Pacific region were $880.1, $439.0 and $381.5 in 2000, 1999 and 1998, respectively, representing an increase of $441.1, or 100%, from 1999 to 2000, and an increase of $57.5, or 15%, from 1998 to 1999. Revenues on sales into the markets of Latin America were $204.7, $175.2 and $89.2 in 2000, 1999 and 1998, respectively, representing increases of $29.5, or 17%, from 1999 to 2000 and $86.0, or 96%, from 1998 to 1999.

    The increases in international sales were a result of EMC's efforts to expand its sales infrastructure throughout the world to meet the increasing demands for information storage. International revenues accounted for 39% of total revenues in 2000, compared to 37% in 1999 and 38% in 1998. EMC anticipates that international revenues will continue to account for an increasing percentage of its total sales.

GROSS MARGINS

    Overall gross margins increased to 58.0% in 2000, compared to 51.5% in 1999 and 44.9% in 1998. Information storage systems and information storage software gross margins increased to 61.4% in 2000, compared to 56.3% in 1999 and 49.2% in 1998. The increases were primarily attributable to increased licensing of EMC's information storage software products, which have higher gross margins than sales of EMC's information storage systems. Information storage software revenue, as a percentage of total revenues, increased to 16% in 2000 from 12% in 1999 and 8% in 1998. Gross margins were also affected by component cost declines, which were greater than product price declines. EMC currently believes that both component cost and product price declines will continue.

    Gross margins for information storage services increased to 33.8% in 2000, compared to 26.1% in 1999 and 19.3% in 1998. The improvements in the gross margin percentages were attributable to greater productivity of EMC field personnel in EMC's Global Services organization. Gross margins for other businesses increased to 37.8% in 2000 from 34.0% in 1999 and 31.9% in 1998. The improvements in gross margin percentages reflect EMC's efforts to refocus this business on the most profitable products and services.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $783.2, $572.5 and $435.3 in 2000, 1999 and 1998, respectively. As a percentage of revenues, R&D expenses were 9%, 9% and 8% in 2000, 1999 and 1998, respectively. The increase in R&D spending from 1999 to 2000 and 1998 to 1999 reflects EMC's ongoing research and development efforts in a variety of areas, including networked storage products, enhancements to both the Symmetrix and CLARiiON families of systems, new information storage software products and fibre channel connectivity. EMC expects to continue to spend substantial amounts for R&D in 2001.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $2,103.0, $1,435.5 and $1,087.7 in 2000, 1999 and 1998, respectively. As a percentage of revenues, SG&A expenses were 24%, 21% and 20% in 2000, 1999 and 1998, respectively. The increases in spending levels were primarily due to efforts to build an infrastructure to achieve broader customer coverage and greater account depth around the world.

RESTRUCTURING, MERGER AND OTHER CHARGES

    During 1999, EMC recorded a charge of $223.6 related to restructuring, merger and other charges primarily related to the acquisition of Data General. The restructuring provided for the consolidation of EMC's operations and elimination of duplicative facilities worldwide. Accordingly, during 1999, EMC recorded a charge of approximately $170.6 related to employee termination benefits, facility closure costs, asset disposals and other exit costs which EMC has recorded in operating expenses. The expected cash impact of the charge is approximately $140.7, of which $52.4 was paid in 1999 and $60.2 was paid in 2000.

    The restructuring included an aggregate net reduction of the workforce by approximately 1,100 employees, approximately 59% of whom were based in North America and 23% of whom were based in Europe. The employee separations affected the majority of business functions and job classes. Of the approximately 1,100 employees identified, approximately 500 were terminated in 1999 and 600 were terminated in 2000.

    As part of the 1999 charge, EMC also recorded a charge for merger costs of $23.5 for financial advisory services, legal, accounting and other direct expenses related to the Data General acquisition, which has been recorded in operating expenses. In addition, EMC recorded a $14.1 charge related to asset impairments recorded in operating expenses and recorded a charge of $15.4 for capitalized software and inventory write-downs which is included in cost of product sales.

    In 1998, EMC recorded a charge of $135.0 related to a restructuring program and certain asset write-downs resulting from the program. The charge included approximately $82.4 related to employee termination benefits, asset write-downs and other exit costs which EMC has recorded in operating expenses and approximately $52.6 for capitalized software and inventory write-downs which are included in cost of product sales. The expected cash impact of the restructuring charge is approximately $58.5, of which $24.4 was paid in 1998, $21.6 was paid in 1999 and $3.0 was paid in 2000.

    The 1998 restructuring program included an aggregate net reduction of the workforce by approximately 480 employees, approximately 65% of whom were based in North America and the remainder of whom were based in Europe and the Asia Pacific region. The employee separations affected the majority of business functions and job classes. Of the 480 employees identified, approximately 400 were terminated in 1998 and 80 were terminated in 1999.

    The amounts accrued and charged against the established provisions described above were as follows:

                                                      BEGINNING   CURRENT YEAR   CURRENT YEAR    ENDING
                                                       BALANCE     PROVISION     UTILIZATION    BALANCE
                                                      ---------   ------------   ------------   --------
2000
Employee termination benefits.......................   $ 75.5        $   --         $ 52.1       $ 23.4
Lease abandonments..................................     18.6            --            3.1         15.5
Asset disposals.....................................      4.1            --            3.2          0.9
Other exit costs....................................     11.2            --            9.3          1.9
                                                       ------        ------         ------       ------
                                                       $109.4        $   --         $ 67.7       $ 41.7
                                                       ======        ======         ======       ======
1999
Employee termination benefits.......................   $ 21.4        $121.5         $ 67.4       $ 75.5
Lease abandonments..................................     13.3          11.2            5.9         18.6
Asset disposals.....................................      5.7          17.9           19.5          4.1
Other exit costs....................................      3.1          20.0           11.9         11.2
                                                       ------        ------         ------       ------
                                                       $ 43.5        $170.6         $104.7       $109.4
                                                       ======        ======         ======       ======

INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $206.2 in 2000, from $131.9 in 1999 and $114.4 in 1998. Investment income was earned primarily from investments in cash equivalents and short and long-term investments and lease income. Investment income increased in 2000 and 1999 primarily due to higher average cash and investment balances which were derived from operations and the net proceeds from McDATA's initial public offering. As a result of the distribution of EMC's interest in McDATA to EMC stockholders in February 2001, EMC anticipates that investment income will grow at a lower rate in 2001.

    Interest expense decreased to $14.6 in 2000 from $33.5 in 1999. Interest expense decreased to $33.5 in 1999 from $34.8 in 1998. The decrease in 2000 from 1999 was primarily due to conversions of EMC's 3 1/4% convertible subordinated notes due 2002 in March 2000 and EMC's 6% convertible subordinated notes due 2004 in May 2000. The decrease in 1999 from 1998 was primarily due to conversions of the 3 1/4% Notes.

OTHER INCOME/(EXPENSE), NET

    Other expense was $7.3 in 2000 compared with other income of $17.7 in 1999 and other income of $0.4 in 1998. The increase in other expense in 2000 compared to 1999 was due to an increase in the losses from the sale of fixed assets and an increase in the minority's interest in the earnings of McDATA. The increase in other income from 1998 to 1999 was primarily attributable to gains on the sale of publicly traded securities.

PROVISION FOR INCOME TAXES

    The provision for income taxes was $659.1 in 2000, $346.6 in 1999 and $260.3 in 1998, which resulted in effective tax rates of 27.0%, 25.5% and 28.5% in 2000, 1999 and 1998, respectively. The effective tax rates in 2000, 1999, and 1998 were lower than the U.S. statutory rate due primarily to EMC's global tax strategies and the benefits derived from its offshore manufacturing operations. The reduction in the 1999 rate compared to the 1998 rate resulted from the Data General acquisition, causing a reduction in the valuation allowance to recognize net operating loss carryforwards, partially offset by an increase in the rate due to the non-deductibility of certain merger-related costs. EMC anticipates that the effective tax rate for 2001 will be approximately 27%.

FINANCIAL CONDITION

    Cash and cash equivalents and short and long-term investments were $4,745.3 and $3,173.7 at December 31, 2000 and 1999, respectively, an increase of $1,571.6. In 2000, cash and cash equivalents increased by $873.8 and short and long-term investments increased by $697.8.

    Cash provided by operating activities was $2,108.7 in 2000 compared to $1,371.6 in 1999 and $970.7 in 1998. The annual increases were primarily due to growth in net income.

    Cash used for investing activities was $1,842.4, $1,170.9 and $1,295.5 in 2000, 1999 and 1998, respectively. Capital additions were $858.4, $524.3 and $484.7 in 2000, 1999 and 1998, respectively. The increase in capital additions resulted from EMC's expansion of its infrastructure to meet the increased demands for EMC's products. Net purchases of investments were $647.9, $558.5 and $685.2 in 2000, 1999 and 1998, respectively.

    Cash provided by financing activities was $611.7, $73.2 and $66.4 in 2000, 1999 and 1998, respectively. In 2000, EMC generated $376.6 from the issuance of common stock in the initial public offering of McDATA. The majority of the remaining cash generated in 2000, 1999 and 1998 was from the exercise of stock options.

    EMC has available for use a credit line of $50.0 and may elect to borrow at any time. In 2000, $665.4 of convertible debt was converted into common stock. Based on its current operating and capital expenditure forecasts, EMC believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations for the next twelve months.

    To date, inflation has not had a material impact on EMC's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. EMC adopted SAB 101 in the fourth quarter of 2000 and there was no material impact on EMC's results of operations or financial position.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. EMC adopted FIN 44 in the third quarter of 2000 and there was no material impact on EMC's results of operations or financial position.

    In June 2000, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133" ("FAS 138"). FAS 138 amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted FAS No. 133 prior to June 15, 2000, FAS 138 is effective for all quarters beginning after June 15, 2000. EMC adopted FAS 138 in the third quarter of 2000 and there was no material impact on EMC's results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    EMC's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. EMC's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the Securities and Exchange Commission.

IF EMC'S SUPPLIERS DO NOT MEET ITS QUALITY OR DELIVERY REQUIREMENTS, EMC COULD HAVE DECREASED REVENUES AND EARNINGS.

    EMC purchases many sophisticated components and products from one or a limited number of qualified suppliers, including some of its competitors. These components and products include disk drives, high density memory components and power supplies. EMC has experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of its suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for its products, EMC could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on EMC's business, results of operations and financial condition.

    Additionally, EMC periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its quality or delivery requirements will have an adverse impact on EMC's revenues and earnings.

EMC MAY BE UNABLE TO KEEP PACE WITH RAPID INDUSTRY CHANGES.

    The markets in which EMC competes are characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in these markets are difficult to predict and there can be no assurance that EMC's products will continue to be properly positioned in the market or to receive customer acceptance. Risks associated with the development of new products include delays in development and the modification of the design or configuration of the computers or operating systems with which EMC's products are compatible.

    Risks inherent in the transition to new products include the difficulty in forecasting customer demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers' demand for new products on the products being replaced and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. EMC's failure to keep pace with rapid industry changes or to effectively manage the transitions to new products or new technologies could adversely effect EMC's business and reputation.

THE MARKETS EMC SERVES ARE HIGHLY COMPETITIVE, AND EMC MAY BE UNABLE TO COMPETE EFFECTIVELY.

    EMC competes with many established companies in the markets it serves and some of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than EMC. EMC also competes with many smaller, less established companies in specific product segments. Some of these companies may have earlier access to new technologies, products or business models than EMC. EMC's business may be adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, and the implementation of effective marketing strategies by its competitors.

COMPETITIVE PRICING COULD ADVERSELY AFFECT EMC'S REVENUES AND EARNINGS.

    Competitive pricing pressures exist in the computer information storage and server markets and have had, and in the future may have, an adverse effect on EMC's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which EMC cannot foresee. EMC currently believes that pricing pressures are likely to continue.

    To date, EMC has been able to manage its component and product design costs. However, there can be no assurance that EMC will be able to continue to achieve reductions in component and product design costs. The relative and varying rates of product price and component cost declines could have an adverse effect on EMC's earnings.

CHANGES IN FOREIGN CONDITIONS COULD IMPAIR EMC'S INTERNATIONAL SALES.

    A substantial portion of EMC's revenues is derived from sales outside the United States. In addition, a substantial portion of EMC's products is manufactured outside of the United States. Accordingly, EMC's future results could be adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles in certain countries.

RISKS ASSOCIATED WITH EMC'S INDIRECT CHANNELS OF DISTRIBUTION MAY ADVERSELY AFFECT EMC'S FINANCIAL RESULTS.

    EMC derives a significant percentage of its product revenues from indirect channels of distribution, including distributors, systems integrators, resellers and OEMs. EMC's financial results could be adversely affected if its contracts with its indirect channels of distribution were terminated, if EMC's relationship with its indirect channels were to deteriorate or if the financial condition of its indirect channels were to weaken. In addition, as EMC's business grows, EMC may have an increased reliance on indirect channels of distribution. There can be no assurance that EMC will be successful in maintaining or expanding these channels. If EMC is not successful, EMC may lose certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential orders, thereby making it more difficult to accurately forecast such orders. In addition, there can be no assurance that EMC's indirect channels will not develop or market products in competition with EMC in the future.

HISTORICALLY UNEVEN SALES PATTERNS COULD SIGNIFICANTLY IMPACT QUARTERLY REVENUES AND EARNINGS.

    EMC's quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. EMC believes this uneven sales pattern is a result of many factors including:

    - the significant size of EMC's average product price in relation to its customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter

    - the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

    - the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

    - seasonal influences

    EMC's uneven sales pattern also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity accordingly. If orders vary substantially from the predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could adversely affect quarterly revenues and earnings.

    In addition, EMC's revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and its backlog at any particular time is not necessarily indicative of future sales levels. This is because:

    - EMC assembles its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers

    - EMC generally ships products shortly after receipt of the order

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

EMC MAY HAVE DIFFICULTY SUSTAINING AND MANAGING ITS GROWTH.

    EMC has a history of rapid growth. EMC's future operating results will depend on its management's ability to manage growth, such as hiring and retaining significant numbers of qualified employees, enhancing and expanding its infrastructure, including but not limited to its information systems and management team, forecasting revenues, controlling expenses, managing its manufacturing capacity and other assets and executing on its plans. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could have a material adverse effect on EMC's business, results of operations or financial condition.

EMC'S BUSINESS MAY SUFFER IF IT IS UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

    EMC's continued growth depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the high technology industry. There can be no assurance that EMC will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or EMC's inability to attract additional qualified employees or retain other employees could have a material adverse effect on EMC's business, results of operations or financial condition.

UNDETECTED PROBLEMS IN EMC'S PRODUCTS COULD DIRECTLY IMPAIR EMC'S FINANCIAL RESULTS.

    If flaws in design, production, assembly or testing of EMC's products were to occur by EMC or its suppliers, EMC could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to EMC's reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing, are critical factors in the future growth of EMC. There can be no assurance that EMC's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to EMC's reputation, any of which could have a material adverse effect on EMC's business, results of operations or financial condition.

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

    As part of its business strategy, EMC seeks to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business including, among other things:

    - the effect of the acquisition on EMC's financial and strategic position and reputation

    - the failure of an acquired business to further EMC's strategies

    - the difficulty of integrating the acquired business

    - the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners

    - the diversion of EMC's management's attention from other business concerns

    - the impairment of relationships with customers of the acquired business

    - the potential loss of key employees of the acquired company

    These factors could have a material adverse effect on EMC's business, results of operations or financial condition. To the extent that EMC issues shares of common stock or other rights to purchase common stock in connection with any future acquisition, existing stockholders may experience dilution and potentially decreased earnings per share.

    EMC also seeks to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

EMC'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE RISKS ASSOCIATED WITH ALLIANCES.

    EMC has alliances with leading information technology companies and EMC plans to continue its strategy of developing key alliances in order to expand its reach into emerging markets. There can be no assurance that EMC will be successful in its ongoing strategic alliances or that EMC will be able to find further suitable business relationships as it develops new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on EMC's business, results of operations or financial condition.

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

EMC MAY BECOME INVOLVED IN LITIGATION THAT MAY ADVERSELY AFFECT EMC.

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

EMC'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF A LESSENING DEMAND IN THE IT MARKET.

    EMC's revenue growth and profitability depend on the overall demand for information storage hardware, software and services, particularly in the product segments in which EMC competes. A softening of demand for information storage systems, software or services caused by a weakening economy could result in decreased revenues or earnings or lower growth rates.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    EMC is exposed to market risk, primarily from changes in foreign exchange rates, interest rates and credit risk. To manage the volatility relating to these exposures, EMC enters into various derivative transactions pursuant to EMC's policies to hedge against known or forecasted market exposures.

FOREIGN EXCHANGE RISK MANAGEMENT

    As a multinational corporation, EMC is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Historically, EMC's primary exposures related to sales denominated in the Euro, the Japanese yen and the British pound. Additionally, EMC's exposure to emerging market economies, particularly in Latin America and South East Asia, has recently increased because of its expanding presence in these markets. Despite the relative size of EMC's exposures in these markets, the inherent volatility of these economies could negatively impact EMC's financial results.

    EMC uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, EMC uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments EMC holds are not leveraged and are not held for trading or speculative purposes.

    EMC uses forward exchange contracts to hedge its net asset position and uses a combination of option and forward contracts to hedge anticipated cash flows. The hedging activity is intended to offset the impact of currency fluctuations on assets, liabilities and cash flows denominated in foreign currencies. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, EMC could experience unanticipated currency gains or losses.

    EMC employs a variance/covariance model to calculate value-at-risk for its combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 2000. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $2.2 million as of December 31, 2000 and $0.4 million as of December 31, 1999.

INTEREST RATE RISK

    EMC maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. The investments are classified as available for sale and are all denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income/(loss). These instruments are not leveraged, and are not held for trading purposes. A portion of EMC's investment portfolio is comprised of mortgage-backed securities which are subject to prepayment risk.

    EMC employs a variance/covariance model to calculate value-at-risk for its combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 2000. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one day holding period. The value at risk on the investment portfolios was $8.3 million as of December 31, 2000 and $2.2 million as of December 31, 1999.

CREDIT RISK

    Financial instruments which potentially subject EMC to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and trade and notes receivable. EMC places its temporary cash investments and short and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The credit risk associated with accounts and notes receivables is minimal due to the large number of customers and their broad dispersion over many different industries and geographic areas.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        EMC CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                              FORM 10-K
                                                              ---------
Report of Independent Accountants...........................      p. 25

Consolidated Balance Sheets at December 31, 2000 and 1999...      p. 26

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................      p. 27

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................      p. 28

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............      p. 29

Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2000, 1999 and 1998..............      p. 30

Notes to Consolidated Financial Statements..................  pp. 31-55

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the
Board of Directors of EMC Corporation:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 22, 2001, except for
Note R as to which the date
is February 7, 2001

                                EMC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,983,221     $1,109,409
  Short-term investments....................................      673,731        714,730
  Accounts and notes receivable, less allowance for doubtful accounts of $38,560 and $34,279 in 2000 and 1999,
    respectively............................................    2,114,368      1,625,438
  Inventories...............................................    1,024,964        618,885
  Deferred income taxes.....................................      188,074        147,471
  Other assets..............................................      115,693        104,463
                                                              -----------     ----------
Total current assets........................................    6,100,051      4,320,396
Long-term investments.......................................    2,088,379      1,349,599
Notes receivable, net.......................................      241,234         76,756
Property, plant and equipment, net..........................    1,510,088      1,023,179
Deferred income taxes.......................................       90,543        108,587
Intangible and other assets, net............................      598,047        294,771
                                                              -----------     ----------
    Total assets............................................  $10,628,342     $7,173,288
                                                              ===========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $    11,816     $    9,116
  Accounts payable..........................................      516,469        370,055
  Accrued expenses..........................................      823,079        611,052
  Income taxes payable......................................      477,318        249,234
  Deferred revenue..........................................      284,965        158,458
                                                              -----------     ----------
Total current liabilities...................................    2,113,647      1,397,915
Deferred income taxes.......................................      191,456        125,353
Long-term obligations:
  3 1/4% convertible subordinated notes due 2002............           --        460,399
  6% convertible subordinated notes due 2004................           --        212,750
  Notes payable.............................................       14,457         13,460
Other liabilities...........................................       20,538          8,951
Minority interest...........................................      111,035          2,674
Commitments and contingencies
Stockholders' equity:
  Series preferred stock, par value $.01; authorized 25,000
    shares; none outstanding................................           --             --
  Common stock, par value $.01; authorized 3,000,000 shares;
    issued and outstanding 2,195,489 and 2,078,550 in 2000
    and 1999, respectively..................................       21,955         20,786
  Additional paid-in capital................................    3,138,061      1,695,994
  Deferred compensation.....................................      (49,525)       (30,282)
  Retained earnings.........................................    5,072,600      3,299,821
  Accumulated other comprehensive loss, net.................       (5,882)       (34,533)
                                                              -----------     ----------
    Total stockholders' equity..............................    8,177,209      4,951,786
                                                              -----------     ----------
      Total liabilities and stockholders' equity............  $10,628,342     $7,173,288
                                                              ===========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Revenues:
  Net sales.............................................   $7,966,974     $5,983,009     $4,860,838
  Services..............................................      905,842        732,601        575,320
                                                           ----------     ----------     ----------
                                                            8,872,816      6,715,610      5,436,158
Costs and expenses:
  Cost of sales.........................................    3,125,908      2,751,360      2,600,405
  Cost of service.......................................      603,857        506,885        395,995
  Research and development..............................      783,166        572,517        435,344
  Selling, general and administrative...................    2,102,982      1,435,508      1,087,747
  Restructuring, merger and other charges...............           --        208,246         82,400
                                                           ----------     ----------     ----------
Operating income........................................    2,256,903      1,241,094        834,267
Investment income.......................................      206,240        131,911        114,355
Interest expense........................................      (14,604)       (33,490)       (34,786)
Other income/(expense), net.............................       (7,341)        17,650            397
                                                           ----------     ----------     ----------
Income before taxes.....................................    2,441,198      1,357,165        914,233
Income tax provision....................................      659,123        346,595        260,255
                                                           ----------     ----------     ----------
Net income..............................................   $1,782,075     $1,010,570     $  653,978
                                                           ==========     ==========     ==========
Net income per weighted average share, basic............   $     0.82     $     0.49     $     0.32
                                                           ==========     ==========     ==========
Net income per weighted average share, diluted..........   $     0.79     $     0.46     $     0.30
                                                           ==========     ==========     ==========
Weighted average shares, basic..........................    2,164,180      2,061,101      2,030,742
Weighted average shares, diluted........................    2,245,203      2,219,065      2,188,430

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income................................................  $ 1,782,075    $ 1,010,570    $   653,978
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................      516,798        424,803        351,966
      Amortization of deferred compensation.................       27,027         22,311         14,437
      Provision for doubtful accounts.......................       27,537         25,817         14,150
      Deferred income taxes.................................       35,349       (122,973)          (615)
      Net loss on disposal of property and equipment........       18,523          9,896          9,073
      Tax benefit from stock options exercised..............      207,694         58,033         43,670
      Minority interest.....................................        2,235            135           (499)
  Changes in assets and liabilities, net of acquired assets
    and liabilities:
      Accounts and notes receivable.........................     (647,577)      (409,364)      (227,138)
      Inventories...........................................     (406,985)        12,483        (18,671)
      Other assets..........................................     (134,306)       (49,789)       (13,250)
      Accounts payable......................................      147,675         70,798        (45,383)
      Accrued expenses......................................      200,033        158,191        145,396
      Income taxes payable..................................      228,089         88,442         15,978
      Deferred revenue......................................      109,594         67,116         34,394
      Other liabilities.....................................       (5,105)         5,166         (6,816)
                                                              -----------    -----------    -----------
        Net cash provided by operating activities...........    2,108,656      1,371,635        970,670
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Additions to property, plant and equipment................     (858,423)      (524,279)      (484,708)
  Proceeds from sales of property and equipment.............          200              1              6
  Capitalized software development costs....................     (102,772)       (88,201)       (71,689)
  Purchase of short and long-term held-to-maturity
    securities..............................................           --       (191,254)    (1,100,361)
  Maturity of short and long-term held-to-maturity
    securities..............................................           --        940,483      1,016,607
  Purchase of short and long-term available for sale
    securities..............................................   (2,644,077)    (2,752,925)    (1,758,564)
  Sales of short and long-term available for sale
    securities..............................................    1,961,208      1,445,237      1,157,077
  Maturity of short and long-term available for sale
    securities..............................................       35,000             --             --
  Business acquisitions net of cash acquired................     (233,554)            --        (53,903)
                                                              -----------    -----------    -----------
        Net cash used by investing activities...............   (1,842,418)    (1,170,938)    (1,295,535)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of common stock..................................      234,057        101,424         64,269
  Issuance of subsidiary's stock............................      376,607             --             --
  Redemption of 6% convertible subordinated notes due
    2004....................................................         (155)            --             --
  Payment of long-term and short-term obligations...........      (10,244)       (30,435)       (12,413)
  Issuance of long-term and short-term obligations..........       11,392          2,256         14,553
                                                              -----------    -----------    -----------
        Net cash provided by financing activities...........      611,657         73,245         66,409
                                                              -----------    -----------    -----------
Effect of exchange rate changes on cash.....................       (4,083)             1         (2,020)
                                                              -----------    -----------    -----------
Net increase/(decrease) in cash and cash equivalents........      877,895        273,942       (258,456)
Cash and cash equivalents at beginning of period............    1,109,409        835,466      1,095,942
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of period..................  $ 1,983,221    $ 1,109,409    $   835,466
                                                              ===========    ===========    ===========
Non-cash activity:
-- conversion of convertible subordinated notes, net of debt issuance
     costs..................................................  $   665,397    $    57,101             --
-- options issued in business acquisitions..................  $    11,372             --    $    51,755

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                  COMMON STOCK                                               OTHER
                              --------------------   ADDITIONAL   DEFERRED                  COMPRE-        TREASURY STOCK
                                            PAR       PAID-IN     COMPEN-     RETAINED      HENSIVE      -------------------
                               SHARES      VALUE      CAPITAL      SATION     EARNINGS       INCOME       SHARES      COST
                              ---------   --------   ----------   --------   ----------   ------------   --------   --------
Balance, January 1, 1998....  2,017,739   $20,177    $1,287,031   $(29,612)  $1,635,273     $ (6,053)       130     $(5,875)
  Exercise of stock
    options.................     23,737       237       64,032         --            --           --         --          --
  Tax benefit from stock
    options exercised.......         --        --       43,670         --            --           --         --          --
  Grant of stock options....         --        --       21,341    (21,341)           --           --         --          --
  Amortization of deferred
    compensation............         --        --           --     14,437            --           --         --          --
  Purchase acquisitions.....      4,429        44       51,153         --            --           --         --          --
  Other adjustments.........         --        --        2,335         --            --           --         --          --
  Treasury stock
    transactions............         --        --           33         --            --           --         --         (33)
  Unrealized gain/(loss) on
    investments.............         --        --           --         --            --        6,777         --          --
  Minimum pension
    liability...............         --        --           --         --            --       (6,252)        --          --
  Translation adjustment....         --        --           --         --            --       (2,362)        --          --
  Net income................         --        --           --         --       653,978           --         --          --
                              ---------   -------    ----------   --------   ----------     --------       ----     -------
Balance, December 31,
  1998......................  2,045,905    20,458    1,469,595    (36,516)    2,289,251       (7,890)       130      (5,908)
                              ---------   -------    ----------   --------   ----------     --------       ----     -------
  Exercise of stock
    options.................     22,745       227      103,105         --            --           --         52      (1,908)
  Tax benefit from stock
    options exercised.......         --        --       58,033         --            --           --         --          --
  Grant of stock options....         --        --       16,077    (16,077)           --           --         --          --
  Issuance of common stock
    pursuant to conversion
    of notes................     10,082       101       57,000         --            --           --         --          --
  Amortization of deferred
    compensation............         --        --           --     22,311            --           --         --          --
  Retirement of treasury
    stock...................       (182)       --       (7,816)        --            --           --       (182)      7,816
  Minimum pension
    liability...............         --        --           --         --            --        6,252         --          --
  Unrealized gain/(loss) on
    investments.............         --        --           --         --            --      (30,592)        --          --
  Translation adjustment....         --        --           --         --            --       (2,303)        --          --
  Net income................         --        --           --         --     1,010,570           --         --          --
                              ---------   -------    ----------   --------   ----------     --------       ----     -------
Balance, December 31,
  1999......................  2,078,550    20,786    1,695,994    (30,282)    3,299,821      (34,533)        --          --
                              ---------   -------    ----------   --------   ----------     --------       ----     -------
  Exercise of stock
    options.................     27,083       270      233,787         --            --           --         --          --
  Tax benefit from stock
    options exercised.......         --        --      207,694         --            --           --         --          --
  Grant of stock options....         --        --       55,919    (55,919)           --           --         --          --
  Issuance of common stock
    pursuant to conversion
    of notes................     86,361       864      664,533         --            --           --         --          --
  Amortization of deferred
    compensation............         --        --           --     27,027            --           --         --          --
  Reversal of deferred
    compensation due to
    employee terminations...         --        --       (9,649)     9,649            --           --         --          --
  Pooling of interests
    acquisitions............      3,495        35        7,930         --        (9,296)          --         --          --
  Purchase acquisitions.....         --        --       11,372         --            --           --         --          --
  Sale of subsidiary's stock
    securities..............         --        --      270,481         --            --           --         --          --
  Unrealized gain/(loss) on
    investments.............         --        --           --         --            --       32,811         --          --
  Translation adjustment....         --        --           --         --            --       (4,160)        --          --
  Net income................         --        --           --         --     1,782,075           --         --          --
                              ---------   -------    ----------   --------   ----------     --------       ----     -------
Balance, December 31,
  2000......................  2,195,489   $21,955    $3,138,061   $(49,525)  $5,072,600     $ (5,882)        --     $    --
                              =========   =======    ==========   ========   ==========     ========       ====     =======


                                TOTAL
                                STOCK-
                               HOLDERS'
                                EQUITY
                              ----------
Balance, January 1, 1998....  $2,900,941
  Exercise of stock
    options.................      64,269
  Tax benefit from stock
    options exercised.......      43,670
  Grant of stock options....          --
  Amortization of deferred
    compensation............      14,437
  Purchase acquisitions.....      51,197
  Other adjustments.........       2,335
  Treasury stock
    transactions............          --
  Unrealized gain/(loss) on
    investments.............       6,777
  Minimum pension
    liability...............      (6,252)
  Translation adjustment....      (2,362)
  Net income................     653,978
                              ----------
Balance, December 31,
  1998......................   3,728,990
                              ----------
  Exercise of stock
    options.................     101,424
  Tax benefit from stock
    options exercised.......      58,033
  Grant of stock options....          --
  Issuance of common stock
    pursuant to conversion
    of notes................      57,101
  Amortization of deferred
    compensation............      22,311
  Retirement of treasury
    stock...................          --
  Minimum pension
    liability...............       6,252
  Unrealized gain/(loss) on
    investments.............     (30,592)
  Translation adjustment....      (2,303)
  Net income................   1,010,570
                              ----------
Balance, December 31,
  1999......................   4,951,786
                              ----------
  Exercise of stock
    options.................     234,057
  Tax benefit from stock
    options exercised.......     207,694
  Grant of stock options....          --
  Issuance of common stock
    pursuant to conversion
    of notes................     665,397
  Amortization of deferred
    compensation............      27,027
  Reversal of deferred
    compensation due to
    employee terminations...          --
  Pooling of interests
    acquisitions............      (1,331)
  Purchase acquisitions.....      11,372
  Sale of subsidiary's stock
    securities..............     270,481
  Unrealized gain/(loss) on
    investments.............      32,811
  Translation adjustment....      (4,160)
  Net income................   1,782,075
                              ----------
Balance, December 31,
  2000......................  $8,177,209
                              ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Net income..............................................   $1,782,075     $1,010,570      $653,978
Other comprehensive income/(loss) net of tax benefit:
  Foreign currency translation adjustments, net of taxes
    of $(2,053), $(768) and $(787)......................       (4,160)        (2,303)       (2,362)
  Equity adjustment for minimum pension liability, net
    of tax of $0, $2,084 and $(2,084)...................           --          6,252        (6,252)
  Unrealized gain/(loss) on investments and derivatives,
    net of taxes of $11,393, $(10,197) and $2,259.......       32,811        (30,592)        6,777
                                                           ----------     ----------      --------
Other comprehensive income/(loss).......................       28,651        (26,643)       (1,837)
                                                           ----------     ----------      --------
Comprehensive income....................................   $1,810,726     $  983,927      $652,141
                                                           ==========     ==========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    COMPANY

    EMC Corporation and its subsidiaries ("EMC") design, manufacture, market and support a wide range of hardware and software products and provide services for the storage, management, protection and sharing of electronic information. These integrated solutions enable organizations to create an enterprise information infrastructure, or what EMC calls an E-Infostructure. EMC is the leading supplier of these solutions, which are comprised of information storage systems, software and services. Its products are sold to customers utilizing a variety of the world's most popular computing platforms for key applications, including electronic commerce, data warehousing and transaction processing.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of EMC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    BASIS OF PRESENTATION

    EMC's fiscal year ends on December 31. On October 12, 1999, EMC completed the acquisition of Data General Corporation ("Data General"), which was accounted for as a pooling-of-interests. Prior to the acquisition, Data General's fiscal year end was the last Saturday in September and its month end was the last Saturday of the month. Data General's financial information has been conformed to a calendar year end for each of the years presented.

    Certain prior year amounts have been reclassified to conform with the 2000 presentation.

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

    REVENUE RECOGNITION

    EMC generally recognizes revenue from product sales upon shipment provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. EMC accrues for warranty costs, sales returns and other allowances at the time of shipment based on its experience. Revenue from sales-type leases is recognized at the net present value of expected future payments. Service revenue is recognized over the contractual period or as services are rendered. In transactions that include multiple products and/or services, EMC allocates the sales value among each of the deliverables based on the amounts charged when such deliverables are sold separately.

    SHIPPING AND HANDLING COSTS

    EMC classifies shipping and handling costs in cost of sales.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    FOREIGN CURRENCY TRANSLATION

    The local currency is the functional currency of the majority of EMC's subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the period. EMC's subsidiaries in Ireland, Israel and Hong Kong are generally dependent on the U.S. dollar and therefore, their functional currency is the U.S. dollar. Consolidated foreign currency transaction results included in other income/ (expense), net, were gains of $5,821 in 2000, $2,712 in 1999 and $5,746 in 1998.

    DERIVATIVES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. EMC adopted SFAS 133 on January 1, 1999. As a result of this adoption, all derivatives are recognized on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income. EMC does not engage in currency speculation. EMC may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS 133" ("FAS 138"). FAS 138 amends the accounting and reporting standards for certain derivative instruments and hedging activities. EMC adopted FAS 138 beginning in the third quarter of 2000 and there was no material impact on its results of operations or financial position.

    EMC uses forward exchange contracts to hedge its net asset position and a combination of forward and option contracts to hedge anticipated cash flows. The gains or losses arising from forward contracts hedging EMC's net asset position are recorded in other income or expense as offsets to the gains or losses resulting from the underlying hedged items. Gains and losses from contracts hedging cash flow exposures are recognized in the income statement as appropriate in the same period in which the related underlying hedged item is recognized.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of commercial paper and money market securities. Cash equivalents are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $1,131,900 and $598,684 at December 31, 2000 and 1999, respectively.

    INVESTMENTS

    EMC's investments are comprised primarily of debt securities which are classified at purchase as available for sale. EMC did not have any held-to-maturity investments as of December 31, 2000 or 1999. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                                          2000       1999       1998
                                                        --------   --------   --------
Cash paid for:
  Income taxes........................................  $189,140   $325,990   $214,727
  Interest............................................    13,835     31,285     34,666

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market, not in excess of net realizable value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Assets under development are included in construction in progress. Depreciation commences upon placing the asset in service. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures......................................             5-7 years
Equipment...................................................            3-10 years
Improvements................................................            5-25 years
Buildings...................................................       25-31 1/2 years

    When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in the statement of income.

    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over a period of two to four years. Unamortized software development costs were $142,279 and $123,936 at December 31, 2000 and 1999, respectively and are included in intangible and other assets. Amortization expense was $84,565, $60,278 and $48,017 in 2000, 1999 and 1998, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS

    EMC reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

    INCOME TAXES

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note J). Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise.

    EMC does not provide for U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

    EARNINGS PER SHARE

    Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible debt.

    RETIREMENT/POST EMPLOYMENT BENEFITS

    Net pension cost for EMC's domestic defined benefit pension plan is funded as accrued, to the extent that current pension cost is deductible for U.S. Federal tax purposes and to comply with the General Agreement on Tariff and Trade Bureau (GATT) additional minimum funding requirements. Net pension cost for EMC's international defined benefit pension plans are generally funded as accrued. The net transition surplus or obligation for these international plans is amortized over periods ranging from 15 to 20 years.

    Net post-retirement benefit cost for EMC's domestic post-retirement benefits plan is generally funded as accrued, to the extent that current cost is deductible for U.S. Federal tax purposes. The net transition obligation for the plan is amortized over 18 years.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, EMC elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The required disclosures under SFAS 123 are included in Note M.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject EMC to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and accounts and notes receivable. EMC places its temporary cash investments and short and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The credit risk associated with accounts and notes receivables is limited due to the large number of customers and their broad dispersion over many different industries and geographic areas.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Hewlett-Packard Company ("HP") represented 16% of EMC's total revenues in 1998. EMC and HP terminated their reseller contract effective as of June 30, 1999.

B.  BUSINESS ACQUISITIONS

    In 2000, EMC acquired all of the outstanding common stock of Softworks, Inc., a software company, by means of a tender offer, whereby all of the shares of Softworks were converted into the right to receive cash. Also in 2000, EMC acquired all of the outstanding common stock of software companies Terascape Software, Inc., Avalon Consulting Group and Digital Bitcasting, Inc. The aggregate cost of these transactions was approximately $245,000, net of cash acquired of approximately $28,000.

    EMC accounted for each of these acquisitions under the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of acquisition. The consolidated financial statements include the operating results of each business from the dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to EMC on either an individual or an aggregate basis.

    EMC calculated amounts allocated to in-process research and development ("IPRD") using established valuation techniques and expensed such amounts in the quarter that each acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future use has been established. EMC computed its valuations of IPRD for the acquisitions using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology. During 2000, EMC recorded a $3,300 charge to research and development expense representing the write-off of IPRD.

    The excess of the purchase price over the estimated value of the net tangible assets was allocated to various intangible assets, consisting primarily of developed technology and goodwill. The value of developed technology was based upon future discounted cash flows relating to the existing products' projected income stream. Intangible assets, including goodwill, are being amortized on a straight-line basis over their estimated useful lives of five years.

    In October 2000, EMC acquired all of the outstanding common stock of CrosStor Software, Inc. in exchange for approximately 3,495 shares of common stock. CrosStor is a leader in high-performance software for networked storage systems. EMC accounted for this acquisition under the pooling-of interests method. CrosStor's historical operations were not material to EMC's consolidated operations and therefore prior period statements have not been restated for this transaction.

    In October 1999, EMC acquired Data General, a designer, manufacturer and marketer of CLARiiON information storage systems and AViiON open systems servers, in a transaction accounted for as a pooling-of-interests. EMC issued an aggregate of approximately 32,000 shares of common stock in the acquisition.

    On December 31, 2000 and 1999, the net book value of goodwill and other intangible assets associated with all acquisitions was $231,908 and $66,915, respectively. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from two to five years and are included in intangible and other assets, net. Accumulated amortization was $117,640 and $41,769 on December 31, 2000 and 1999, respectively.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

C.  RESTRUCTURING, MERGER AND OTHER CHARGES

    During 1999, EMC recorded a charge of $223,600 related to restructuring, merger and other charges primarily related to the acquisition of Data General. The restructuring provided for the consolidation of EMC's operations and elimination of duplicative facilities worldwide. Accordingly, during 1999, EMC recorded a charge of approximately $170,600 related to employee termination benefits, facility closure costs, asset disposals and other exit costs which EMC has recorded in operating expenses. The expected cash impact of the charge is approximately $140,700, of which $52,400 was paid in 1999 and $60,200 was paid in 2000.

    The restructuring included an aggregate net reduction of the workforce of approximately 1,100 employees approximately 59% of whom were based in North America and 23% of whom were based in Europe. The employee separations affected the majority of business functions and job classes. Of the approximately 1,100 employees identified, approximately 500 were terminated in 1999 and 600 were terminated in 2000.

    As part of the 1999 charge, EMC also recorded a charge for merger costs of $23,500 for financial advisory services, legal, accounting and other direct expenses related to the Data General acquisition which has been recorded in operating expenses. In addition, EMC recorded a $14,100 charge related to asset impairments recorded in operating expenses and recorded a charge of $15,400 for capitalized software and inventory write-downs which is included in cost of product sales.

    In 1998, EMC recorded a charge of $135,000 related to a restructuring program and certain asset write-downs resulting from the program. The charge included approximately $82,400 related to employee termination benefits, asset write-downs and other exit costs which EMC has recorded in operating expenses and approximately $52,600 for capitalized software and inventory write-downs which are included in cost of product sales. The expected cash impact of the restructuring charge is approximately $58,500, of which $24,400 was paid in 1998, $21,600 was paid in 1999 and $3,000 was paid in 2000.

    The 1998 restructuring program included an aggregate net reduction of the workforce by approximately 480 employees, approximately 65% of whom were based in North America and the remainder of whom were in Europe and the Asia Pacific region. The employee separations affected the majority of business functions and job classes. Of the 480 employees identified, approximately 400 were terminated in 1998 and 80 were terminated in 1999.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The amounts accrued and charged against the established provisions described above were as follows:

                                                                   CURRENT      CURRENT
                                                      BEGINNING     YEAR         YEAR        ENDING
                                                       BALANCE    PROVISION   UTILIZATION   BALANCE
                                                      ---------   ---------   -----------   --------
2000
Employee termination benefits.......................  $ 75,481    $     --     $ 52,107     $ 23,374
Lease abandonments..................................    18,655          --        3,103       15,552
Asset disposals.....................................     4,116          --        3,214          902
Other exit costs....................................    11,195          --        9,277        1,918
                                                      --------    --------     --------     --------
                                                      $109,447    $     --     $ 67,701     $ 41,746
                                                      ========    ========     ========     ========

1999
Employee termination benefits.......................  $ 21,359    $121,539     $ 67,417     $ 75,481
Lease abandonments..................................    13,321      11,193        5,859       18,655
Asset disposals.....................................     5,747      17,930       19,561        4,116
Other exit costs....................................     3,109      19,948       11,862       11,195
                                                      --------    --------     --------     --------
                                                      $ 43,536    $170,610     $104,699     $109,447
                                                      ========    ========     ========     ========

D.  DERIVATIVES

    EMC uses derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with its net asset and forecasted exposures. Since EMC is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount for the fiscal years covered. The ineffective portion of the derivatives is primarily related to option premiums and to discounts or premiums on forward contracts.

    EMC hedges its net asset position with forward exchange contracts. Since these derivatives hedge existing net assets that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. The changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other income/(expense) on the income statement. These derivative contracts generally mature within six months. At December 31, 2000 and 1999, EMC had $1,000,367 and $592,581,
respectively, of forward exchange contracts outstanding.

    EMC uses foreign currency forward and option contracts to hedge a portion of its forecasted transactions. These derivatives are designated as cash flow hedges, and changes in their fair value are carried in accumulated other comprehensive income/(expense) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income/(expense) to the income statement, in revenue and expense, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income/(expense) will be reclassified to the other income/(expense) line of the income statement in the then-current period. EMC's cash flow hedges generally mature within nine months or less. At December 31, 2000 and 1999, EMC had $121,501 and $40,545, respectively, of

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

forward contracts outstanding. In addition, at December 31, 2000 and 1999, EMC had $155,000 and $55,000, respectively, of foreign currency options outstanding.

    EMC recorded in revenues and expenses $20,056 in net gains from cash flow hedges related to items forecasted for fiscal year 2000. The amount that will be reclassified from other accumulated comprehensive income/(expense) to earnings in 2001 is a loss of approximately $2,997, net of tax. The amount that was reclassified from other accumulated comprehensive income/expense to earnings in 2000 was a gain of $1,212, net of tax.

E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    FAIR VALUE

    The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, current portion of long-term debt and accounts payable approximate fair value due to the short maturities of these instruments.

    INVESTMENTS

    The following tables summarize the composition of EMC's available for sale short and long-term investments at December 31, 2000 and 1999.

                                                                 DECEMBER 31, 2000
                                                              -----------------------
                                                              AMORTIZED    AGGREGATE
                                                              COST BASIS   FAIR VALUE
                                                              ----------   ----------
Asset and mortgage backed securities........................  $  496,220   $  499,505
U.S. corporate debt securities..............................     610,869      614,370
U.S. government and agencies................................   1,088,597    1,096,761
Foreign debt securities.....................................       6,771        6,793
Municipal obligations.......................................     538,458      544,681
                                                              ----------   ----------
  Total.....................................................  $2,740,915   $2,762,110
                                                              ==========   ==========

                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                              AMORTIZED    AGGREGATE
                                                              COST BASIS   FAIR VALUE
                                                              ----------   ----------
Asset and mortgage-backed securities........................  $  374,511   $  369,037
U.S. government and agencies................................     792,354      777,800
U.S. corporate debt securities..............................     863,736      855,191
Foreign debt securities.....................................      62,445       62,301
                                                              ----------   ----------
  Total.....................................................  $2,093,046   $2,064,329
                                                              ==========   ==========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The contractual maturities of available for sale investments held at December 31, 2000 and 1999 are as follows:

                                                                 DECEMBER 31, 2000
                                                              -----------------------
                                                              AMORTIZED    AGGREGATE
                                                              COST BASIS   FAIR VALUE
                                                              ----------   ----------
Due within one year.........................................  $  673,276   $  673,731
Due after one year through eight years......................   2,067,639    2,088,379
                                                              ----------   ----------
  Total.....................................................  $2,740,915   $2,762,110
                                                              ==========   ==========

                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                              AMORTIZED    AGGREGATE
                                                              COST BASIS   FAIR VALUE
                                                              ----------   ----------
Due within one year.........................................  $  717,589   $  714,730
Due after one year through five years.......................   1,375,457    1,349,599
                                                              ----------   ----------
  Total.....................................................  $2,093,046   $2,064,329
                                                              ==========   ==========

    Investment income consists principally of interest income, including interest on notes receivable from sales-type leases.

F.  INVENTORIES

    Inventories consist of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Purchased parts.............................................   $   62,636      $ 38,204
Work-in-process.............................................      701,907       379,679
Finished goods..............................................      260,421       201,002
                                                               ----------      --------
                                                               $1,024,964      $618,885
                                                               ==========      ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

G.  NOTES RECEIVABLE

    Notes receivable are primarily from installment sales and sales-type leases of EMC's products. The payment schedule for such notes at December 31, 2000 is as follows:

2001........................................................  $184,490
2002........................................................   179,267
2003........................................................   124,761
2004........................................................     7,299
2005........................................................     3,340
                                                              --------
Face value..................................................   499,157
Less amounts representing interest..........................    80,695
                                                              --------
Present value...............................................   418,462
Current portion.............................................   177,228
                                                              --------
Long-term portion...........................................  $241,234
                                                              ========

    Implicit interest rates range from approximately 7.5% to 18%.

    Actual cash collections may differ from amounts shown on the table due to early customer buyouts, upgrades or refinancings.

    EMC may receive proceeds for its sales-type leases through third-party financing arrangements with various financial institutions, which may either be collateralized by a lien on the equipment, which is returned to EMC at the end of the lease, or title to the equipment may pass to the funding source at the time of financing.

H.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Furniture and fixtures......................................  $   129,721    $   101,954
Equipment...................................................    1,539,510      1,237,247
Buildings and improvements..................................      499,823        439,924
Land........................................................       69,522         32,451
Construction in progress....................................      321,587        106,304
                                                              -----------    -----------
                                                                2,560,163      1,917,880
Accumulated depreciation....................................   (1,050,075)      (894,701)
                                                              -----------    -----------
                                                              $ 1,510,088    $ 1,023,179
                                                              ===========    ===========

    Depreciation expense was $354,884, $301,480 and $226,151 in 2000, 1999 and
1998, respectively.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

I.  ACCRUED EXPENSES

    Accrued expenses consist of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Salaries and benefits.......................................    $313,094       $204,222
Warranty....................................................     107,266         60,165
Restructuring...............................................      41,746        109,447
Other.......................................................     360,973        237,218
                                                                --------       --------
                                                                $823,079       $611,052
                                                                ========       ========

J.  INCOME TAXES

    EMC's provision for income taxes consists of:

                                                                2000       1999       1998
                                                              --------   --------   --------
Federal
  Current...................................................  $507,442   $385,147   $234,172
  Deferred..................................................    46,237   (108,203)    (1,287)
                                                              --------   --------   --------
                                                               553,679    276,944    232,885
                                                              --------   --------   --------
State
  Current...................................................    45,955     39,127     13,108
  Deferred..................................................     3,691     (6,853)      (524)
                                                              --------   --------   --------
                                                                49,646     32,274     12,584
                                                              --------   --------   --------
Foreign
  Current...................................................    70,377     45,294     13,590
  Deferred..................................................   (14,579)    (7,917)     1,196
                                                              --------   --------   --------
                                                                55,798     37,377     14,786
                                                              --------   --------   --------
Total provision for income taxes............................  $659,123   $346,595   $260,255
                                                              ========   ========   ========

    Net undistributed earnings of foreign subsidiaries at December 31, 2000 and 1999 were $2,038,890 and $1,384,035, respectively. Based on EMC's policy of indefinite reinvestment in non-U.S. operations, it is not currently practicable to determine the tax liability associated with the repatriation of these earnings. EMC's manufacturing facility in Ireland incurs a 10% tax rate on income from manufacturing operations until the year 2010. Income before income taxes from foreign operations for 2000, 1999 and 1998 was $879,132, $449,775 and $374,297, respectively.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    A reconciliation of EMC's income tax provision to the statutory federal tax rate is as follows:

                                                                2000          1999          1998
                                                              --------      --------      --------
Statutory federal tax rate..................................    35.0%         35.0%         35.0%
State taxes, net of federal tax benefits....................     2.1           2.4           2.2
International tax benefits..................................   (10.5)         (9.6)        (13.3)
U.S. tax credits............................................    (0.2)         (1.1)         (0.4)
Rate detriment from Data General net operating losses.......     0.1           0.8           5.5
Change in valuation allowance and merger related costs......      --          (1.2)           --
Other.......................................................     0.5          (0.8)         (0.5)
                                                               -----          ----         -----
                                                                27.0%         25.5%         28.5%
                                                               =====          ====         =====

    The components of the current and noncurrent deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Current deferred tax assets:
Accounts receivable.........................................    $  46,369      $  24,120
Inventory...................................................       70,253         49,650
Other liabilities...........................................       39,982         27,412
Other assets................................................       13,401          9,085
Fringe......................................................       16,891         20,616
Restructuring...............................................        1,178         16,588
                                                                ---------      ---------
  Total current deferred tax assets.........................    $ 188,074      $ 147,471
                                                                =========      =========
Noncurrent deferred tax assets/(liabilities):
Intangible assets...........................................    $  19,147      $  15,049
Net operating loss carryforwards............................      130,166        128,416
Credit carryforwards........................................        5,014         19,770
Other.......................................................       38,924         31,390
Deferred compensation.......................................       12,147         14,382
Restructuring...............................................        5,754         19,919
Valuation reserve...........................................     (120,609)      (120,339)
                                                                ---------      ---------
Deferred tax assets.........................................       90,543        108,587
                                                                ---------      ---------
Fixed assets................................................      (17,699)       (27,246)
Deferral of lease revenue...................................     (101,876)       (39,256)
Software development costs..................................      (68,193)       (54,774)
Other.......................................................       (3,688)        (4,077)
                                                                ---------      ---------
Deferred tax liabilities....................................     (191,456)      (125,353)
                                                                ---------      ---------
  Total noncurrent deferred tax liabilities, net............    $(100,913)     $ (16,766)
                                                                =========      =========

    EMC has federal and foreign net operating loss carryforwards of $366,000. The utilization of these tax carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar provisions under other country's tax laws. Certain net operating losses

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

will begin to expire in the year 2001, while others have an unlimited carryforward period. As of December 31, 1999 and December 31, 2000, the valuation allowance primarily relates to foreign operating losses which are subject to limitation. In conjunction with the acquisition of Data General, EMC reviewed the net realizability of its deferred tax assets and recorded a benefit of $65,000 in 1999.

K.  RETIREMENT PLANS AND RETIREE MEDICAL BENEFITS

    401(K) PLAN

    EMC has established a deferred compensation program for certain employees which is qualified under Section 401(k) of the Internal Revenue Code of 1986.

    At the end of each calendar quarter, EMC makes a contribution that matches 100% of the employee's contribution up to 3% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, in succeeding quarters, EMC provides an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 6% of compensation or $750 (in dollars) per person per quarter. EMC's contribution amounted to $23,710 in 2000, $12,729 in 1999 and $6,880 in 1998.

    DEFINED BENEFIT PENSION PLANS

    EMC has a noncontributory defined benefit pension plan which was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the U.S. EMC also has a supplemental retirement benefit plan, which covers certain former Data General employees located in the U.S. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees.

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

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The components of the change in benefit obligation of the Pension Plans are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Benefit obligation at beginning of year.....................    $253,450       $273,826
Service cost................................................       3,455         10,635
Interest cost...............................................      19,272         17,890
Participant contributions...................................         850            802
Plan amendments.............................................          --            390
Foreign exchange gain.......................................      (4,095)        (2,144)
Curtailment gain............................................      (1,079)       (13,568)
Benefits paid...............................................     (10,235)        (5,566)
Settlement payments.........................................      (1,034)          (100)
Actuarial (gain)/loss.......................................       9,687        (28,715)
                                                                --------       --------
Benefit obligation at end of year...........................    $270,271       $253,450
                                                                ========       ========

    The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Fair value of plan assets at beginning of year..............    $271,811       $238,198
Actual return on plan assets................................      (9,157)        30,269
Employer contributions......................................       2,364          9,505
Participant contributions...................................         850            802
Foreign exchange loss.......................................      (4,133)        (1,297)
Benefits paid...............................................     (10,235)        (5,566)
Settlement payments.........................................      (1,034)          (100)
                                                                --------       --------
Fair value of plan assets at end of year....................    $250,466       $271,811
                                                                ========       ========

    The funded status of the Pension Plans is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Funded status...............................................    $(19,805)      $ 18,361
Unrecognized actuarial (gain)/loss..........................      26,097        (15,854)
Unrecognized transition asset...............................      (3,867)        (3,780)
Unrecognized prior service credit...........................          --           (648)
                                                                --------       --------
Net amount recognized at year end...........................    $  2,425       $ (1,921)
                                                                ========       ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Amounts recognized in the balance sheet consist of the following:

                                                                2000       1999
                                                              --------   --------
Prepaid benefit cost........................................  $ 9,796    $ 4,874
Accrued benefit liability...................................   (7,371)    (6,795)
                                                              -------    -------
Net amount recognized at year end...........................  $ 2,425    $(1,921)
                                                              =======    =======

    The components of net periodic benefit cost of the Pension Plans are as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
Service cost...........................................  $  3,455   $ 10,635   $  9,879
Interest cost..........................................    19,272     17,890     17,135
Expected return on plan assets.........................   (23,244)   (21,427)   (19,963)
Amortization of transition asset.......................      (821)      (772)      (849)
Amortization of prior service cost.....................        --      1,286      1,806
Recognized actuarial (gain)/loss.......................      (185)       229         27
Curtailment, net of settlements........................       (53)     7,947        183
Special termination benefit............................        --         --      1,044
                                                         --------   --------   --------
Net periodic benefit cost/(credit).....................  $ (1,576)  $ 15,788   $  9,262
                                                         ========   ========   ========

    The weighted-average assumptions used in the Pension Plans are as follows:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Discount rate...................................       7.2%           7.6%           7.0%
Expected long-term rate of return on plan
  assets........................................       8.5%           9.4%           9.4%
Rate of compensation increase...................       4.0%           3.9%           4.0%

    As of December 31, 1999, the U.S. Data General pension plan was frozen. In 1998, the terms of some severance benefits from the reduction in workforce resulted in special termination benefits paid from the pension plan of $1,044 and resulted in a small curtailment loss. As of December 31, 1999, the Canadian pension plan was frozen. As employees will no longer accrue pension benefits under the plan for future service, the wind-up results in a plan curtailment resulting in income of approximately $186 in 2000.

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets was $226,263, $226,130 and $204,707, respectively, as of December 31, 2000, and $8,130, $6,496 and $3,137, respectively, as of December 31, 1999.

    POST RETIREMENT MEDICAL AND LIFE INSURANCE PLAN

    EMC's post-retirement benefit plan, which was assumed in connection with the acquisition of Data General, provides certain medical and life insurance benefits for retired former Data General employees. With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

costs less a fixed EMC contribution which is dependent on the participant's length of service and Medicare eligibility. Benefits are continued to dependents of eligible retiree participants for 39 weeks after the death of the retiree. The life insurance benefit plan is noncontributory. Funds contributed to the plan are invested primarily in common stocks, mutual funds and cash equivalent securities.

    The components of the change in benefit obligation are as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Benefit obligation at beginning of year.............     $6,407         $10,421
Service cost........................................         --             319
Interest cost.......................................        457             752
Plan amendments.....................................         --          (3,939)
Benefits paid.......................................       (994)         (1,047)
Actuarial (gain)/loss...............................         30             (99)
                                                         ------         -------
Benefit obligation at end of year...................     $5,900         $ 6,407
                                                         ======         =======

    The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Fair value of plan assets at beginning of year......      $ 371         $   335
Actual return on plan assets........................        (24)             36
Employer contributions..............................        994           1,047
Benefits paid.......................................       (994)         (1,047)
                                                          -----         -------
Fair value of plan assets at end of year............      $ 347         $   371
                                                          =====         =======

    The funded status of the plan is as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Funded status.......................................     $(5,553)       $(6,036)
Unrecognized actuarial gain.........................        (653)          (761)
Unrecognized transition obligation..................          --          1,768
Unrecognized prior service credit...................      (1,551)        (3,420)
                                                         -------        -------
Accrued benefit liability...........................     $(7,757)       $(8,449)
                                                         =======        =======

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The components of net periodic benefit cost are as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Service cost.........................................   $  --      $  319     $  327
Interest cost........................................     457         752        727
Expected return on plan assets.......................     (33)        (54)       (19)
Amortization of prior service cost...................    (101)         67         69
Amortization of transition asset.....................      --         164        170
Recognized actuarial gain............................     (21)         (4)       (18)
Curtailment, net.....................................      --          --        (46)
Special termination benefit..........................      --          --        132
                                                        -----      ------     ------
Net periodic benefit cost............................   $ 302      $1,244     $1,342
                                                        =====      ======     ======

    The weighted-average assumptions used in the plan are as follows:

                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2000           1999           1998
                                          ------------   ------------   ------------
Discount rate...........................       7.5%           8.0%           7.3%
Expected long-term rate of return on
  plan assets...........................       9.0%          10.0%          10.0%
Rate of compensation increase...........       N/A            4.0%           5.0%

    The effects of a one percent change in the assumed health care cost trend rates are as follows:

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
Effect on total service and interest cost components
  for 2000............................................      $ 4           $ (3)
Effect on year-end post retirement obligation.........       48            (43)

L.  COMMITMENTS AND LONG-TERM OBLIGATIONS

    OPERATING LEASE COMMITMENTS

    EMC leases office and warehouse facilities and other equipment under various operating leases. Facilities rent expense amounted to $78,321, $61,326, and $52,664 in 2000, 1999 and 1998, respectively. EMC's commitments under its operating leases are as follows:

                                                              OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                   ---------
2001........................................................  $180,012
2002........................................................   120,712
2003........................................................    79,830
2004........................................................    59,059
2005........................................................    46,791
Thereafter..................................................    52,581
                                                              --------
Total minimum lease payments................................  $538,985
                                                              ========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    LINES OF CREDIT

    EMC has a line of credit providing a maximum of $50,000. There were no borrowings outstanding at either December 31, 2000 or 1999. EMC must maintain certain minimum financial ratios, including a minimum level of working capital and tangible net worth, upon utilization of the line of credit.

    3 1/4% NOTES

    In March 1997, EMC sold $517,500 of 3 1/4% convertible subordinated notes due 2002 (the "3 1/4% Notes"). The 3 1/4% Notes were generally convertible into shares of common stock, par value $.01 per share, of EMC at a conversion price of $5.67 per share, subject to adjustment in certain events. Interest was payable semiannually and the 3 1/4% Notes were redeemable at the option of EMC at set redemption prices (which ranged from 100.65% to 101.3% of principal), plus accrued interest, commencing March 15, 2000. On February 15, 2000, EMC announced that it would redeem all of the outstanding 3 1/4% Notes. As of March 15, 2000, all outstanding 3 1/4% Notes were converted into shares of EMC common stock.

    6% NOTES

    In May 1997, Data General sold $212,750 of the 6% convertible subordinated notes due 2004 (the "6% Notes"), which were assumed by EMC in connection with the acquisition of Data General in 1999. The 6% Notes were generally convertible into shares of EMC common stock at a conversion price of $41.91 per share, subject to adjustment in certain events. Interest was payable semi-annually and the 6% Notes were redeemable at the option of EMC at set redemption prices (which ranged from 100.857% to 103.429% of principal), plus accrued interest, commencing May 14, 2000. On April 14, 2000, EMC announced that it would redeem all of the outstanding 6% Notes. On May 18, 2000, $212,595 of the 6% Notes were converted into shares of EMC common stock. EMC paid approximately $155 in 2000 to redeem the remaining 6% Notes.

    IDA GRANT

    The Industrial Development Authority of Ireland has granted EMC a total of $5,189 towards the purchase price and improvements to EMC's facility in Ireland. The grants are included in long-term obligations and are amortized over the related estimated useful lives of the assets purchased of twenty-five years for building improvements and seven years for equipment. Remaining unpaid grants at December 31, 2000 are $3,276, of which $220 is current and $3,056 is long-term.

M.  STOCKHOLDERS' EQUITY

    STOCK SPLIT

    On May 3, 2000, EMC announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of May 19, 2000 and a distribution date of June 2, 2000. On February 25, 1999, EMC announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of May 14, 1999 and a distribution date of May 28, 1999. Share and per share amounts have been restated to reflect the stock splits for all periods presented.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    NET INCOME PER SHARE

    Calculation of per share earnings is as follows:

                                                         2000         1999         1998
                                                      ----------   ----------   ----------
BASIC:
Net income.........................................   $1,782,075   $1,010,570   $  653,978
Weighted average common shares outstanding.........    2,164,180    2,061,101    2,030,742
                                                      ----------   ----------   ----------
Net income per share, basic........................   $     0.82   $     0.49   $     0.32
                                                      ==========   ==========   ==========
DILUTED:
Net income.........................................   $1,782,075   $1,010,570   $  653,978
Add back of interest expense on 3 1/4% convertible
  notes............................................        2,987       15,974       16,819
Less tax effect of interest expense on 3 1/4%
  convertible notes................................       (1,195)      (6,390)      (6,728)
                                                      ----------   ----------   ----------
Net income for calculating diluted earnings per
  share............................................    1,783,867    1,020,154      664,069
                                                      ==========   ==========   ==========
Weighted average common shares outstanding.........    2,164,180    2,061,101    2,030,742
Weighted common stock equivalents..................       81,023      157,964      157,688
                                                      ----------   ----------   ----------
Total weighted average shares......................    2,245,203    2,219,065    2,188,430
                                                      ==========   ==========   ==========
Net income per share, diluted......................   $     0.79   $     0.46   $     0.30
                                                      ==========   ==========   ==========

    The calculation of diluted earnings per share excludes the 6% Notes as these are considered antidilutive.

    PREFERRED STOCK

    EMC's Series Preferred Stock may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of EMC.

    STOCK OPTION PLANS

    The Board of Directors and stockholders adopted the EMC Corporation 1993 and 1985 Stock Option Plans (the "1993 Plan" and the "1985 Plan," respectively). These plans provide qualified incentive stock options and nonqualified stock options to key employees of EMC. In 2000, the Board of Directors and stockholders approved an amendment to the 1993 Plan to increase the number of shares available for grant under such plan by 20,000 shares. A total of 180,000 and 288,000 shares of common stock have been reserved for issuance under the 1993 Plan and the 1985 Plan, respectively.

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

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    In 2000 and 1999, options to purchase an aggregate of 310 and 522 shares, respectively, of common stock at $.01 per share were granted to certain employees. Also in 1999, options to purchase an aggregate of 290 shares of common stock at $32.13 per share were granted to certain employees, representing 73% of the per share fair market value on the date of grant. In 1998, options to purchase an aggregate of 848 shares of common stock at $.01 per share were granted to an executive officer and certain other employees. Also in 1998, an executive officer was granted options to purchase 500 shares at $6.48 per share, representing 50% of the per share fair market value on the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the vesting periods of the options, which range from eighteen months to five years.

    The EMC Corporation 1992 Stock Option Plan for Directors (the "Directors Plan") was adopted by the Board of Directors and stockholders. A total of 14,400 shares of common stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the per share fair market value of common stock on the date of grant.

    In 1998, options to purchase 480 shares of common stock at $5.28 per share were granted to three directors, representing 50% of the per share fair market value on the date of grant. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the three-year vesting period of the options.

    Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, EMC derives a tax deduction measured by the amount that the fair market value exceeds the option price on the date the options are exercised. When nonqualified stock options are exercised, EMC derives a tax deduction measured by the amount that the fair market value exceeds the option price on the date the options are exercised.

    At December 31, 2000, there were an aggregate of approximately 45,100 shares available for issuance pursuant to future option grants under the 1993 Plan, the 1985 Plan and the Directors Plan. Options generally become exercisable in equal annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant.

    EMC has, in connection with the acquisition of various companies, assumed the stock option plans of these companies. Details of the stock option plans assumed in connection with the acquisition of Data General are set out below. EMC does not intend to make future grants under any of such plans.

    Data General had authorized the grant of either incentive stock options or non-qualified stock options to employees and directors to purchase up to an aggregate of 7,500 shares of common stock under certain stock option plans ("Data General Plans"). In 1999, 142 shares were granted at an average price of $8.63, representing 40% of the per share fair market value on the date of grant. In 1998, 928 shares were granted at an average price of $26.11, representing 50% of the per share fair market value on the date of grant. In 1997, 684 shares were granted at an average price of $34.59, representing 50% of the per share fair market value on the date of grant.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    SUPPLEMENTAL DISCLOSURES FOR STOCK-BASED COMPENSATION

    Activity under the Plans and option activity relating to business acquisitions for the three years ended December 31, 2000 is as follows:

                                                                               WTD.
                                                                               AVG.
                                                              NUMBER OF      EXERCISE
                                                               SHARES         PRICE
                                                              ---------      --------
Outstanding, January 1, 1998................................   111,126        $ 3.38
  Options relating to business acquisitions.................       858          3.34
  Granted...................................................    20,836         12.07
  Canceled..................................................    (1,786)         5.42
  Exercised.................................................   (21,512)         1.92
                                                               -------
Outstanding, December 31, 1998..............................   109,522          5.28
  Granted...................................................    19,168         29.89
  Canceled..................................................    (2,428)         9.59
  Exercised.................................................   (21,262)         3.56
                                                               -------
Outstanding, December 31, 1999..............................   105,000         10.02
  Options relating to business acquisitions.................       391         27.85
  Granted...................................................    31,563         76.31
  Canceled..................................................    (6,412)        41.79
  Exercised.................................................   (25,860)         6.45
                                                               -------
Outstanding, December 31, 2000..............................   104,682        $29.01
                                                               =======

    Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                                                              EXERCISABLE
                                                                          --------------------
                                                               WEIGHTED               WEIGHTED
                                             WEIGHTED AVG.       AVG.                   AVG.
      RANGE OF          NUMBER OF OPTIONS      REMAINING       EXERCISE   NUMBER OF   EXERCISE
   EXERCISE PRICE          OUTSTANDING      CONTRACTUAL LIFE    PRICE      OPTIONS     PRICE
---------------------   -----------------   ----------------   --------   ---------   --------
   $0.01 -- $2.74           26,905               4.64           $1.79       22,558     $1.74
    2.75 -- 4.12             2,260               6.29            3.13        1,173      3.14
    4.13 -- 6.18            15,917               6.42            5.86        5,966      5.95
    6.19 -- 9.27             3,612               6.41            7.57        1,332      7.63
    9.28 -- 13.91           10,776               7.41           12.72        2,660     12.72
   13.92 -- 20.87            1,216               7.50           15.80          356     16.28
   20.88 -- 31.31            1,539               8.00           26.17          129     26.27
   31.32 -- 46.97           14,063               8.48           31.90        2,297     32.07
   46.98 -- 70.46            8,822               9.11           60.17            7     66.09
   70.47 -- 90.00           19,572               9.41           86.09            5     75.27

    Options exercisable at December 31, 2000, 1999 and 1998 were 36,483, 39,280 and 35,574, respectively.

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The fair value of each option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                2000       1999       1998
                                                              --------   --------   --------
Dividend yield..............................................    None       None       None
Expected volatility.........................................    55.0%      52.0%      52.0%
Risk-free interest rate.....................................    6.21%       5.5%       5.4%
Expected life (years).......................................     5.0        5.0        5.0

Weighted average fair value of options granted at fair
  market value during:
2000........................................................   $42.28
1999........................................................   $15.86
1998........................................................   $ 6.52
Weighted average fair value of options granted below fair
  market value during:
2000........................................................   $58.33
1999........................................................   $22.97
1998........................................................   $10.65

    Had compensation cost for EMC's 2000, 1999 and 1998 stock option grants and employee stock purchase plan issuances been determined consistent with SFAS 123, EMC's net income and net income per share would have been:

                                                             NET INCOME PER   NET INCOME PER
                                                NET INCOME   SHARE, DILUTED    SHARE, BASIC
                                                ----------   --------------   --------------
As reported:
  2000........................................  $1,782,075       $0.79            $0.82
  1999........................................  $1,010,570       $0.46            $0.49
  1998........................................  $  653,978       $0.30            $0.32
Pro forma:
  2000........................................  $1,599,880       $0.71            $0.74
  1999........................................  $  945,144       $0.43            $0.46
  1998........................................  $  615,124       $0.29            $0.30

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1989 Employee Stock Purchase Plan (the "1989 Plan") eligible employees of EMC may purchase shares of common stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 48,000 shares have been reserved for issuance under the 1989 Plan. Options to purchase shares are granted

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. Grants for the last three years are as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Shares......................................................    1,223      1,484      2,384
Weighted average exercise price.............................   $51.72     $19.77     $ 6.55
Weighted average fair value.................................   $20.63     $ 9.60     $ 3.66

    ISSUANCE OF SUBSIDIARY STOCK

    On August 9, 2000, EMC completed the initial public offering of 14,375 shares of Class B common stock of its indirect majority owned subsidiary McDATA Corporation (including the exercise of the underwriter's over-allotment option). The offering represented approximately 13% of the McDATA common stock outstanding on August 9, 2000. McDATA offered the shares at a price of $28 per share and realized net proceeds from the offering of $376,607. McDATA has retained the net proceeds for general corporate purposes. As of December 31, 2000, EMC owned approximately 74% of the outstanding McDATA common stock with the remaining 26% interest reflected in the minority interest line item on the consolidated balance sheet. See Note R.

N.  LITIGATION

    EMC is a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

O.  RISKS AND UNCERTAINTIES

    EMC's future results of operations involve a number of risks and uncertainties. Factors that could affect EMC's future operating results and cause actual results to vary materially from expectations include, but are not limited to, component quality and availability, rapid technological and market change and the transition to new products, competitive factors, including but not limited to pricing pressures, in the information storage and server markets, the relative and varying rates of product price and component cost declines, economic trends in various geographic markets and fluctuating currency exchange rates, the ability to attract and retain highly qualified employees, the uneven pattern of quarterly sales, risks associated with strategic investments and acquisitions, EMC's ability to execute on its plans and other one-time events.

P.  SEGMENT INFORMATION

    EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products.

                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Information storage systems......................  $6,245,765   $4,564,956   $3,759,850
Information storage software.....................   1,435,133      821,727      445,350
                                                   ----------   ----------   ----------
                                                   $7,680,898   $5,386,683   $4,205,200
                                                   ==========   ==========   ==========

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    EMC's management makes financial decisions and allocates resources based on product segment. EMC's financial reporting focuses on the revenues and gross profit for each segment. EMC does not allocate marketing, engineering or administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following table:

                                         INFORMATION   INFORMATION
                                           STORAGE       STORAGE       OTHER
                                          PRODUCTS      SERVICES     BUSINESSES   CONSOLIDATED
                                         -----------   -----------   ----------   ------------
2000
Revenues...............................  $7,680,898      $612,089    $  579,829    $8,872,816
Gross profit...........................   4,716,755       206,932       219,364     5,143,051

1999
Revenues...............................  $5,386,683      $361,806    $  967,121    $6,715,610
Gross profit...........................   3,034,062        94,311       328,992     3,457,365

1998
Revenues...............................  $4,205,200      $190,286    $1,040,672    $5,436,158
Gross profit...........................   2,070,923        36,673       332,162     2,439,758

    EMC's revenues are attributed to the geographic areas according to the location of the customers. Intercompany transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions.

                          NORTH AMERICA     EUROPE, MIDDLE                                  INTERCOMPANY    CONSOLIDATED
                         (PRIMARILY U.S.)    EAST, AFRICA    ASIA PACIFIC   LATIN AMERICA   ELIMINATIONS       TOTAL
                         ----------------   --------------   ------------   -------------   -------------   ------------
2000
Revenues...............     $5,436,227        $2,351,773       $880,121       $204,695       $        --    $ 8,872,816
Identifiable assets at
  year end.............      8,220,561         3,274,841        352,279        116,300        (1,335,639)    10,628,342
1999
Revenues...............     $4,257,116        $1,844,320       $438,967       $175,207       $        --    $ 6,715,610
Identifiable assets at
  year end.............      4,630,506         2,245,460        306,266         73,195           (82,139)     7,173,288
1998
Revenues...............     $3,367,835        $1,597,648       $381,452       $ 89,223       $        --    $ 5,436,158
Identifiable assets at
  year end.............      3,954,985         1,626,823        253,144         38,677          (246,609)     5,627,020

                                EMC CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Q.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Q1 2000      Q2 2000      Q3 2000      Q4 2000
                                                ----------   ----------   ----------   ----------
2000
Net sales and service.........................  $1,822,598   $2,145,927   $2,283,005   $2,621,286
Gross profit..................................   1,031,539    1,243,495    1,316,409    1,551,608
Net income....................................     331,987      429,037      458,178      562,873
Net income per share (diluted)................  $     0.15   $     0.19   $     0.20   $     0.25

                                                 Q1 1999      Q2 1999      Q3 1999      Q4 1999
                                                ----------   ----------   ----------   ----------
1999
Net sales and service.........................  $1,483,305   $1,647,642   $1,708,910   $1,875,753
Gross profit..................................     717,414      836,211      886,162    1,017,578
Net income....................................     222,325      285,871      295,768      206,606
Net income per share (diluted)................  $     0.10   $     0.13   $     0.13   $     0.09

    Note: Q4 1999 includes an after-tax restructuring charge of $169,898, or $.08 per diluted share.

R.  SUBSEQUENT EVENT

    On December 28, 2000, EMC's Board of Directors declared a stock dividend of approximately .0368069 of a share of McDATA Class A common stock for each share of EMC common stock. The dividend was distributed on February 7, 2001 to holders of record on January 24, 2001. As a result of the distribution, EMC no longer has any equity ownership interest in McDATA.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    EMC will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a)

    1.  Financial Statements

    The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

    2.  Schedule

    The Schedule on page S-1 is filed as part of this report.

    3.  Exhibits

    See Index to Exhibits on page 58 of this report.

    The exhibits are filed with or incorporated by reference in this report.

       (b) Reports on Form 8-K.

    On November 8, 2000, EMC filed a Current Report on Form 8-K reporting under
Item 5 the acquisition of CrosStor Software, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2001.

                                                       EMC CORPORATION

                                                       By:           /s/ MICHAEL C. RUETTGERS
                                                            -----------------------------------------
                                                                       Michael C. Ruettgers
                                                                EXECUTIVE CHAIRMAN OF THE BOARD OF
                                                                            DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 12, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
              /s/ MICHAEL C. RUETTGERS
     -------------------------------------------        Executive Chairman of the Board of Directors
                Michael C. Ruettgers                           (PRINCIPAL EXECUTIVE OFFICER)

                 /s/ JOSEPH M. TUCCI
     -------------------------------------------           President, Chief Executive Officer and
                   Joseph M. Tucci                                         Director

             /s/ WILLIAM J. TEUBER, JR.                  Senior Vice President and Chief Financial
     -------------------------------------------                           Officer
               William J. Teuber, Jr.                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                 /s/ RICHARD J. EGAN
     -------------------------------------------               Chairman Emeritus and Director
                   Richard J. Egan

                /s/ MICHAEL J. CRONIN
     -------------------------------------------                          Director
                  Michael J. Cronin

                  /s/ JOHN R. EGAN
     -------------------------------------------                          Director
                    John R. Egan

               /s/ W. PAUL FITZGERALD
     -------------------------------------------                          Director
                 W. Paul Fitzgerald

                /s/ JOSEPH F. OLIVERI
     -------------------------------------------                          Director
                  Joseph F. Oliveri

                 /s/ ALFRED M. ZEIEN
     -------------------------------------------                          Director
                   Alfred M. Zeien

                                 EXHIBIT INDEX

    The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

 3.1    Restated Articles of Organization of EMC Corporation. (1)

 3.2    Amended and Restated By-laws of EMC Corporation. (1)

 4.1    Form of Stock Certificate. (3)

10.1    EMC Corporation 1985 Stock Option Plan, as amended.*

10.2 EMC Corporation 1992 Stock Option Plan for Directors, as amended.*

10.3    EMC Corporation 1993 Stock Option Plan, as amended.*

10.4    EMC Corporation Executive Deferred Compensation Plan. (2)

21.1    Subsidiaries of Registrant.*

23.1    Consent of Independent Accountants.*

------------------------

*   Filed herewith

(1) Incorporated by reference to EMC's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9053).

(2) Incorporated by reference to EMC's Registration Statement on Form S-8 filed December 21, 2000.

(3) Incorporated by reference to EMC's Annual Report on Form 10-K filed March 31, 1988 (No. 0-1436).

                        EMC CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2000 allowance
  for doubtful accounts..................    $34,279      $27,537    $     --      $(23,256)     $38,560
Year ended December 31, 1999 allowance
  for doubtful accounts..................    $26,755      $25,817    $     --      $(18,293)     $34,279
Year ended December 31, 1998 allowance
  for doubtful accounts..................    $23,342      $14,150    $     --      $(10,737)     $26,755