Form 10-Q
period 2001-03-31
EMC CORP
filed 2001-05-14
CIK 790070

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

FOR THE QUARTER ENDED: MARCH 31, 2001              COMMISSION FILE NUMBER 1-9853

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2001 was 2,206,848,917.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EMC CORPORATION

                                                               PAGE NO
                                                              ---------
Part I--Financial Information

  Consolidated Balance Sheets at March 31, 2001 and
    December 31, 2000.......................................      3

  Consolidated Statements of Income for the Three Months
    Ended March 31, 2001 and 2000...........................      4

  Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2001 and 2000...........................      5

  Consolidated Statements of Comprehensive Income for the
    Three Months Ended March 31, 2001 and 2000..............      6

  Notes to Interim Consolidated Financial Statements........    7-11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................    12-14

Part II--Other Information..................................     15

  Signatures................................................     16

  Exhibit Index.............................................     17

                                EMC CORPORATION
                                    PART I.
                             FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,969,605   $ 1,983,221
  Short-term investments....................................       439,215       673,731
  Accounts and notes receivable, less allowance for doubtful
    accounts of $40,557 and $38,560.........................     1,915,406     2,114,368
  Inventories...............................................     1,067,336     1,024,964
  Deferred income taxes.....................................       185,369       188,074
  Other assets..............................................       208,719       115,693
                                                              ------------   -----------
Total current assets........................................     5,785,650     6,100,051
Long-term investments.......................................     2,240,827     2,088,379
Notes receivable, net.......................................       195,466       241,234
Property, plant and equipment, net..........................     1,640,606     1,510,088
Intangible and other assets, net............................       592,980       598,047
                                                              ------------   -----------
    Total assets............................................  $ 10,455,529   $10,537,799
                                                              ============   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $      4,268   $    11,816
  Accounts payable..........................................       464,769       516,469
  Accrued expenses..........................................       781,773       823,079
  Income taxes payable......................................       353,263       477,318
  Deferred revenue..........................................       315,224       284,965
                                                              ------------   -----------
Total current liabilities...................................     1,919,297     2,113,647
Deferred income taxes.......................................       101,278       100,913
Notes payable...............................................         9,949        14,457
Other liabilities...........................................        46,702        20,538
Minority interest...........................................            --       111,035
Commitments and contingencies
Stockholders' equity:
  Series preferred stock, par value $.01; authorized 25,000
    shares, none outstanding................................            --            --
  Common stock, par value $.01; authorized 3,000,000 shares;
    issued 2,206,849 and 2,195,489..........................        22,068        21,955
  Additional paid-in capital................................     3,312,150     3,138,061
  Deferred compensation.....................................       (49,231)      (49,525)
  Retained earnings.........................................     5,095,262     5,072,600
  Accumulated other comprehensive loss......................        (1,946)       (5,882)
                                                              ------------   -----------
    Total stockholders' equity..............................     8,378,303     8,177,209
                                                              ------------   -----------
      Total liabilities and stockholders' equity............  $ 10,455,529   $10,537,799
                                                              ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE
                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 31,    MARCH 31,
                                                          2001         2000
                                                       ----------   ----------
Revenues:
  Net sales..........................................  $2,056,926   $1,625,447
  Services...........................................     287,869      197,151
                                                       ----------   ----------
                                                        2,344,795    1,822,598
Costs and expenses:
  Cost of sales......................................     876,611      650,880
  Cost of services...................................     175,673      140,179
  Research and development...........................     224,040      161,780
  Selling, general and administrative................     593,036      448,119
                                                       ----------   ----------
Operating income.....................................     475,435      421,640
Investment income....................................      71,609       40,643
Interest expense.....................................      (3,258)      (6,871)
Other income/(expense), net..........................       2,506         (636)
                                                       ----------   ----------
Income before taxes..................................     546,292      454,776
Income tax provision.................................     147,497      122,789
                                                       ----------   ----------
Net income...........................................  $  398,795   $  331,987
                                                       ==========   ==========
Net income per weighted average share, basic.........  $     0.18   $     0.16
                                                       ==========   ==========
Net income per weighted average share, diluted.......  $     0.18   $     0.15
                                                       ==========   ==========
Weighted average shares, basic.......................   2,203,865    2,105,673
                                                       ==========   ==========
Weighted average shares, diluted.....................   2,248,773    2,236,181
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

                                EMC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                        ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2001          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   398,795   $   331,987
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
  Depreciation and amortization.............................      144,931       116,166
  Amortization of deferred compensation.....................        5,256         3,589
  Provision for doubtful accounts...........................        8,989         4,943
  Deferred income taxes.....................................       (7,743)       19,829
  Net loss on disposal of property and equipment............        1,324         7,514
  Tax benefit from stock options exercised..................       90,315        64,939
  Minority interest.........................................           29           951
Changes in assets and liabilities, net of acquired assets
  and liabilities:
  Accounts and notes receivable.............................      188,603        16,748
  Inventories...............................................      (75,507)      (59,813)
  Other assets..............................................      (85,361)      (42,310)
  Accounts payable..........................................      (43,002)       90,995
  Accrued expenses..........................................      (37,429)      (25,517)
  Income taxes payable......................................     (113,949)       (6,838)
  Deferred revenue..........................................       32,920        13,472
  Other liabilities.........................................        3,130            (5)
                                                              -----------   -----------
    Net cash provided by operating activities...............      511,301       536,650
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (281,121)     (183,047)
  Proceeds from sales of property, plant and equipment......       17,128            --
  Capitalized software development costs....................      (29,737)      (28,084)
  Purchase of short-term and long-term available for sale
    securities..............................................   (1,133,922)     (286,454)
  Sale of short-term and long-term available for sale
    securities..............................................      927,925       189,967
  Maturity of short-term and long-term available for sale
    securities..............................................       74,175       238,831
  Business acquisitions, net of cash acquired...............           --      (198,251)
                                                              -----------   -----------
    Net cash used for investing activities..................     (425,552)     (267,038)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................       54,835        64,256
  Payment of long-term and short-term obligations...........       (8,484)       (7,225)
  Issuance of long-term and short-term obligations..........           --         6,935
  Cash portion of McDATA Corporation dividend...............     (141,981)           --
                                                              -----------   -----------
    Net cash provided/(used) by financing activities........      (95,630)       63,966
                                                              -----------   -----------
Effect of exchange rate changes on cash.....................       (3,735)       (3,486)
                                                              -----------   -----------
Net increase/(decrease) in cash and cash equivalents........       (9,881)      333,578
Cash and cash equivalents at beginning of period............    1,983,221     1,109,409
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 1,969,605   $ 1,439,501
                                                              ===========   ===========
Non-cash activity:
--Conversion of convertible subordinated notes, net of debt
  issuance costs............................................  $        --   $   460,677
--Options issued in business acquisitions...................           --        11,372
--Distribution of net assets in McDATA Corporation
  dividend..................................................      234,152            --

   The accompanying notes are an integral part of the consolidated financial statements.

                                EMC CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE
                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
                                                              ---------   ---------
Net income..................................................  $ 398,795   $ 331,987
Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustments, net of tax of
    $(2,090) and $374.......................................     (5,647)     (3,327)
  Equity adjustment for minimum pension liability, net of
    tax of $(7,616) and $0..................................    (20,592)         --
  Unrealized gain/(loss) on investments and derivatives, net
    of tax of $11,160 and $(824)............................     30,175      (2,473)
                                                              ---------   ---------
Other comprehensive income/(loss)...........................      3,936      (5,800)
                                                              ---------   ---------
Comprehensive income........................................  $ 402,731   $ 326,187
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

    ACCOUNTING

    The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended March 31, 2001 and 2000.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, which are contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001.

    Certain prior year amounts have been restated to conform with the 2001 presentation.

2.  INVENTORIES

    Inventories consist of:

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
Purchased parts.....................................  $   60,696    $   62,636
Work-in-process.....................................     707,778       701,907
Finished goods......................................     298,862       260,421
                                                      ----------    ----------
                                                      $1,067,336    $1,024,964
                                                      ==========    ==========

                                EMC CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                      MARCH 31,    DECEMBER 31,
                                                        2001           2000
                                                     -----------   ------------
Furniture and fixtures.............................  $   122,517   $   129,721
Equipment..........................................    1,566,338     1,539,510
Buildings and improvements.........................      530,916       499,823
Land...............................................       71,522        69,522
Construction in progress...........................      390,366       321,587
                                                     -----------   -----------
                                                       2,681,659     2,560,163
Accumulated depreciation...........................   (1,041,053)   (1,050,075)
                                                     -----------   -----------
                                                     $ 1,640,606   $ 1,510,088
                                                     ===========   ===========

4.  NET INCOME PER SHARE

    Calculation of diluted earnings per share is as follows:

                                                        FOR THE THREE MONTHS
                                                                ENDED
                                                       -----------------------
                                                       MARCH 31,    MARCH 31,
                                                          2001         2000
                                                       ----------   ----------
Net income...........................................  $  398,795   $  331,987
Add back of interest expense on 3 1/4% convertible
  notes, net of tax of $1,195........................          --        1,792
                                                       ----------   ----------
Net income for calculating diluted earnings per
  share..............................................  $  398,795   $  333,779
                                                       ==========   ==========
Weighted average shares, basic.......................   2,203,865    2,105,673
Common stock equivalents.............................      44,908      130,508
                                                       ----------   ----------
Weighted average shares, diluted.....................   2,248,773    2,236,181
                                                       ==========   ==========
Net income per weighted average share, diluted.......  $     0.18   $     0.15
                                                       ==========   ==========

5.  EQUITY TRANSACTIONS

    On February 7, 2001, EMC distributed to its stockholders of record as of the close of business on January 24, 2001, all of its shares of McDATA Corporation Class A common stock. The distribution was effected by the means of a pro rata dividend of approximately .0368069 of a share of McDATA Class A common stock for each share of EMC common stock. In lieu of fractional shares of McDATA Class A common stock, each stockholder received a cash payment. The distribution, which totaled $376,133, has been accounted for as a tax-free dividend to EMC stockholders and charged to retained earnings based on the book value as of the date of the distribution. As a result of the distribution, EMC no longer has any equity ownership interest in McDATA.

                                EMC CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

6.  LITIGATION

    EMC is a party to certain litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

7.  DERIVATIVES

    EMC uses derivatives to hedge foreign currency cash flows on a continuing basis consistent with its net asset and forecasted revenue and expense exposures. Since EMC is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented immaterial amounts for all periods presented. The ineffective portion of the derivatives relates to forecasted transactions that did not occur, option premiums and discounts or premiums on forward contracts. EMC's derivative contracts generally mature within twelve months.

    EMC hedges its net asset position with forward exchange contracts. Since these derivatives hedge existing net assets that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. The changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other income/(expense) on the income statement. These derivative contracts generally mature within twelve months.

    EMC uses foreign currency forward and option contracts to hedge a portion of its forecasted transactions. These derivatives are designated as cash flow hedges, and changes in their fair value are carried in accumulated other comprehensive income/(loss) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income/(loss) to the income statement, in revenue and expense, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income/(loss) will be reclassified to the other income/(expense) line of the income statement in the then-current period.

    EMC recorded in revenues and expenses, $22,794 in net gains from cash flow hedges related to items forecasted for the first quarter of 2001. The amount that will be reclassified from accumulated other comprehensive income/(loss) to earnings over the next twelve months is a gain of $9,867, net of tax.

                                EMC CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  SEGMENT INFORMATION

    EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products.

                                                    FOR THE THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH 31,        MARCH 31,
                                                       2001             2000
                                                    ----------       ----------
Information storage systems.......................  $1,564,312       $1,267,164
Information storage software......................     467,519          269,988
                                                    ----------       ----------
                                                    $2,031,831       $1,537,152
                                                    ==========       ==========

    EMC's management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate marketing, engineering or administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following table:

                                  INFORMATION   INFORMATION
                                    STORAGE       STORAGE       OTHER
FOR THE THREE MONTHS ENDED         PRODUCTS      SERVICES     BUSINESSES   CONSOLIDATED
--------------------------        -----------   -----------   ----------   ------------
MARCH 31, 2001
Revenues........................  $2,031,831      $231,986     $ 80,978     $2,344,795
Gross profit....................   1,173,904        91,517       27,090      1,292,511

MARCH 31, 2000
Revenues........................  $1,537,152      $116,405     $169,041     $1,822,598
Gross profit....................     941,303        33,138       57,098      1,031,539

    EMC's revenues are attributed to the geographic areas according to the location of customers. Intercompany transfers between geographic areas are accounted for at prices which are designed to be

                                EMC CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

representative of unaffiliated party transactions. Revenues and identifiable assets by geographic area are included in the following table:

                                                   FOR THE THREE MONTHS ENDED
                                                  -----------------------------
                                                   MARCH 31,         MARCH 31,
                                                     2001              2000
                                                  -----------       -----------
SALES:
North America (primarily U.S.)..................  $ 1,414,707       $ 1,151,064
Europe, Middle East, Africa.....................      596,694           494,002
Asia Pacific....................................      279,226           139,011
Latin America...................................       54,168            38,521
                                                  -----------       -----------
    Total.......................................  $ 2,344,795       $ 1,822,598
                                                  ===========       ===========

                                                   MARCH 31,        DECEMBER 31,
                                                     2001               2000
                                                  -----------       ------------
IDENTIFIABLE ASSETS:
North America (primarily U.S.)..................  $ 7,915,382       $ 8,130,018
Europe, Middle East, Africa.....................    3,613,013         3,274,841
Asia Pacific....................................      492,040           352,279
Latin America...................................      111,909           116,300
Intercompany eliminations.......................   (1,676,815)       (1,335,639)
                                                  -----------       -----------
    Total.......................................  $10,455,529       $10,537,799
                                                  ===========       ===========

9.  SUBSEQUENT EVENTS

    At EMC's Annual Meeting of Stockholders held on May 9, 2001, EMC's stockholders elected John R. Egan, Joseph F. Oliveri and Michael C. Ruettgers to the Board of Directors for a three-year term, approved an amendment to EMC's Restated Articles of Organization to increase the authorized shares of common stock, par value $.01 per share, to 6 billion shares from 3 billion shares and approved the EMC Corporation 2001 Stock Option Plan. 80 million shares of common stock have been reserved for issuance pursuant to the exercise of stock options under the EMC Corporation 2001 Stock Option Plan. The full text of the EMC Corporation 2001 Stock Option Plan appears in Exhibit 10.1 hereto.

    On May 9, 2001, EMC's Board of Directors authorized the purchase of up to 50 million shares of its common stock from time to time. The purchased shares will be available for various corporate purposes, including for use in connection with employee stock option and employee stock purchase plans.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on page 14 and in EMC's other filings with the U.S. Securities and Exchange Commission.

ALL DOLLAR AMOUNTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE IN MILLIONS.

RESULTS OF OPERATIONS--FIRST QUARTER OF 2001 COMPARED TO FIRST QUARTER OF 2000

    REVENUES

    Total revenues for the first quarter of 2001 were $2,344.8, compared to $1,822.6 for the first quarter of 2000, representing an increase of $522.2, or 29%.

    Information storage systems revenues were $1,564.3 in the first quarter of 2001, compared to $1,267.2 in the first quarter of 2000, representing an increase of $297.1, or 23%. The increase was primarily due to increased sales volume resulting from the continued strong demand for EMC's Symmetrix and CLARiiON series of products and the successful introduction of new products within those existing product lines.

    Information storage software revenues were $467.5 in the first quarter of 2001, compared to $270.0 in the first quarter of 2000, representing an increase of $197.5, or 73%. The increase was primarily due to increased licenses of information storage software on both newly shipped and already installed systems and the successful introduction of new and enhanced software products.

    Information storage services revenues were $232.0 in the first quarter of 2001, compared to $116.4 in the first quarter of 2000, representing an increase of $115.6, or 99%. The increase was primarily related to increased volume from professional services engagements and increased maintenance revenues on information storage systems and information storage software products.

    Total information storage revenues were $2,263.8 in the first quarter of 2001, compared to $1,653.6 in the first quarter of 2000, representing an increase of $610.2, or 37%. While EMC anticipates revenues will continue to grow for the remainder of 2001, as a result of slower economic growth, both in the United States and internationally, EMC believes that its revenue growth rate will be lower than that experienced in the first quarter of 2001.

    Other businesses revenues were $81.0 in the first quarter of 2001, compared to $169.0 in the first quarter of 2000, representing a decrease of $88.0, or 52%. Other businesses revenues consist of revenues from AViiON server products and related services. The decrease in other businesses revenues was due to refocusing efforts on more profitable lines of business within the storage segments. EMC anticipates further declines in revenues from AViiON server products and related services throughout 2001.

    Revenues on sales into North American markets were $1,414.7 in the first quarter of 2001, compared to $1,151.1 in the first quarter of 2000, representing an increase of $263.6, or 23%. The revenue growth reflects continued strong demand for EMC products and services.

    Revenues on sales into Europe, the Middle East and Africa were $596.7 in the first quarter of 2001, compared to $494.0 in the first quarter of 2000, representing an increase of $102.7, or 21%. Revenues on sales into the Asia Pacific markets were $279.2 in the first quarter of 2001, compared to $139.0 in the first quarter of 2000, representing an increase of $140.2, or 101%. Revenues on sales into the Latin America markets were $54.2 in the first quarter of 2001, compared to $38.5 in the first quarter of 2000, representing an increase of $15.7, or 41%.

    The increases in international sales were a result of EMC's efforts to expand its sales infrastructure throughout the world to meet increasing demand for information storage. International

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION revenues accounted for 40% of total revenues during the first quarter of 2001, compared to 37% in the first quarter of 2000. EMC anticipates that international revenues will continue to account for an increasing percentage of its total sales.

    GROSS MARGINS

    Overall gross margin dollars increased to $1,292.5 in the first quarter of 2001 from $1,031.5 in the first quarter of 2000, an increase of $261.0, or 25%. The increase was attributable to an increase in total revenues.

    Overall gross margin percentage decreased to 55.1% in the first quarter of 2001, compared to 56.6% in the first quarter of 2000. Information storage products' gross margin decreased to 57.8% in the first quarter of 2001, compared to 61.2% in the first quarter of 2000. The decrease was primarily attributable to a reduction in sales to Internet-related companies, which generally included large systems with high software content which positively impacted gross margins in the first quarter of 2000, EMC's continued efforts to reduce customer cost to purchase EMC information storage products, and lower absorption of overhead costs. Partially offsetting these factors was an increase in information storage software revenues, which has a higher gross margin than information storage systems. Information storage software revenues, as a percentage of total revenues, increased to 20% in the first quarter of 2001 from 15% in the first quarter of 2000.

    The gross margin for information storage services increased to 39.4% in the first quarter of 2001, compared to 28.5% in the first quarter of 2000. The improvement in the gross margin percentage was attributable to greater productivity of EMC field personnel in EMC's Global Services organization and efforts to refocus business on the most profitable services. The gross margin for other businesses remained relatively constant at 33.5% in the first quarter of 2001, compared to 33.8% in the first quarter of 2000.

    RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $224.0 and $161.8 in the first quarters of 2001 and 2000, respectively, representing an increase of $62.2, or 38%. R&D expenses were 9.6% and 8.9% of revenues in the first quarters of 2001 and 2000, respectively. The increase in R&D spending from 2000 to 2001 reflects EMC's ongoing research and development efforts in a variety of areas, including networked information storage products, enhancements to the Symmetrix family of products, new enterprise storage software products and fibre channel connectivity products.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $593.0 and $448.1 in the first quarters of 2001 and 2000, respectively, an increase of $144.9, or 32%. SG&A expenses were 25.3% and 24.6% of revenues in the first quarters of 2001 and 2000, respectively. The increase in spending included increases in salaries due to additional personnel, travel expenses and marketing costs associated with efforts to expand sales and build an infrastructure to support an increased revenue base.

    INVESTMENT INCOME AND INTEREST EXPENSE

    Investment income increased to $71.6 in the first quarter of 2001 from $40.6 in the first quarter of 2000. Investment income increased in the first quarter of 2001 primarily due to higher cash and investment balances, which were derived from operations and realized gains on investments.

    Interest expense decreased to $3.3 in the first quarter of 2001 from $6.9 in the first quarter of 2000. The decrease was primarily due to the conversion of EMC's 3 1/4% convertible subordinated notes due 2002 in March 2000 and EMC's 6% convertible subordinated notes due 2004 in May 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    PROVISION FOR INCOME TAXES

    The provision for income taxes was $147.5 and $122.8 in the first quarters of 2001 and 2000, respectively, which resulted in an effective tax rate of 27.0% for each period.

    FINANCIAL CONDITION

    Cash and cash equivalents and short and long-term investments were $4,649.6 and $4,745.3 at March 31, 2001 and December 31, 2000, respectively, representing a decrease of $95.7. Included in the first quarter of 2001 was a reduction in cash and cash equivalents and short and long-term investments of $388.1 resulting from the distribution of EMC's interest in McDATA Corporation.

    Cash provided by operating activities in the first quarter of 2001 was $511.3, compared to $536.7 in the first quarter of 2000. The reduction was due to a decrease in working capital partially offset by an increase in net income.

    Cash used for investing activities was $425.6 in the first quarter of 2001, compared to $267.0 in the first quarter of 2000. The increase was principally due to purchases of short and long-term securities and an increase in property, plant and equipment.

    Cash used for financing activities was $95.6 in the first quarter of 2001, compared to cash provided by financing activities of $64.0 in the first quarter of 2000. The decrease was primarily attributable to the distribution of EMC's interest in McDATA and a decrease in proceeds from stock option exercises.

    EMC has available for use a credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, EMC believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations throughout 2001.

    FACTORS THAT MAY AFFECT FUTURE RESULTS

    This release contains "forward-looking statements" as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) adverse changes in economic conditions in various geographic markets and fluctuating currency exchange rates; (ii) an unexpected decline in the revenue growth rate without a corresponding decline in costs; (iii) competitive factors, including but not limited to pricing pressures, in the computer storage and server markets; (iv) component quality and availability; (v) rapid technological and market change and the transition to new products; (vi) the relative and varying rates of product price and component cost declines; (vii) the ability to attract and retain highly qualified employees; (viii) the uneven pattern of quarterly sales; (ix) risks associated with strategic investments and acquisitions; (x) EMC's ability to execute on its plans; and (xi) other one-time events and other important factors disclosed previously and from time to time in EMC's filings with the U.S. Securities and Exchange Commission.

                                EMC CORPORATION
                                    PART II.
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    EMC is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

    See index to Exhibits on page 17 of this report.

    (B) REPORTS ON FORM 8-K

    On January 12, 2001, the registrant filed a Current Report on Form 8-K, reporting under Item 5 the declaration of a stock dividend of all the shares of Class A common stock of McDATA Corporation, with a record date of January 24, 2001 and a distribution date of February 7, 2001.

    On January 25, 2001, the registrant filed a Current Report on Form 8-K, reporting under Item 5 the issuance of an Information Statement describing the proposed distribution to the registrant's stockholders of the shares of Class A common stock of McDATA Corporation held by the registrant.

    On February 2, 2001, the registrant filed a Current Report on Form 8-K, reporting under Item 5 the commencement of "when issued" trading in shares of Class A common stock of McDATA Corporation on the Nasdaq National Market on February 5, 2001.

    On February 8, 2001, the registrant filed a Current Report on Form 8-K, reporting under Item 5 the distribution of 81,000,000 shares of Class A common stock of McDATA Corporation to the registrant's stockholders of record as of January 24, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       EMC CORPORATION

                                                       By:  /s/ WILLIAM J. TEUBER, JR.
                                                            -----------------------------------------
                                                            William J. Teuber, Jr.
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                            OFFICER
                                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: May 14, 2001                                          OFFICER)

                                 EXHIBIT INDEX

3.1   Restated Articles of Organization of EMC Corporation. (1)

3.2   Amended and Restated By-laws of EMC Corporation. (1)

4.1   Form of Stock Certificate. (2)

10.1   EMC Corporation 2001 Stock Option Plan. (3)

------------------------

(1) Incorporated by reference to EMC's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(2) Incorporated by reference to EMC's Annual Report on Form 10-K filed March 31, 1988 (No. 0-1436).

(3) Incorporated by reference to Exhibit A of EMC's Proxy Statement filed March 16, 2001, in connection with EMC's 2001 Annual Meeting of Stockholders.