Form 10-Q
period 2001-06-30
EMC CORP
filed 2001-08-09
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001	Commission File Number 1-9853

EMC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification No.)

35 Parkwood Drive
Hopkinton, Massachusetts 01748-9103
(Address of principal executive offices, including zip code)

(508) 435-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    The number of shares of common stock, $.01 par value, of the registrant outstanding as of June 30, 2001 was 2,209,347,596.

EMC CORPORATION

Page No
Part I—Financial Information
Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2001 and 2000	6
Notes to Interim Consolidated Financial Statements	7-11
Management's Discussion and Analysis of Financial Condition and Results of Operations	12-23
Part II—Other Information	24
Signatures	25
Exhibit Index	26

EMC CORPORATION

PART I
FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,068,822	$1,983,221
Short-term investments	485,229	673,731
Accounts and notes receivable, less allowance for doubtful accounts of $39,235 and $38,560	1,748,598	2,114,368
Inventories	1,074,413	1,024,964
Deferred income taxes	211,684	188,074
Other assets	151,015	115,693

Total current assets	5,739,761	6,100,051
Long-term investments	2,328,745	2,088,379
Notes receivable, net	177,870	241,234
Property, plant and equipment, net	1,777,938	1,510,088
Intangible and other assets, net	621,519	598,047

Total assets	$10,645,833	$10,537,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$17,404	$11,816
Accounts payable	416,926	516,469
Accrued expenses	800,384	823,079
Income taxes payable	302,521	477,318
Deferred revenue	344,502	284,965

Total current liabilities	1,881,737	2,113,647
Deferred income taxes	134,136	100,913
Notes payable	23,678	14,457
Other liabilities	44,542	20,538
Minority interest	—	111,035
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,209,408 and 2,195,489	22,094	21,955
Additional paid-in capital	3,399,218	3,138,061
Deferred compensation	(43,650)	(49,525)
Retained earnings	5,204,124	5,072,600
Treasury stock, at cost — 60 and 0 shares	(2,293)	—
Accumulated other comprehensive loss	(17,753)	(5,882)

Total stockholders' equity	8,561,740	8,177,209

Total liabilities and stockholders' equity	$10,645,833	$10,537,799

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues:
Net sales	$1,736,485	$1,935,472	$3,793,411	$3,560,919
Services	284,370	210,455	572,239	407,606

	2,020,855	2,145,927	4,365,650	3,968,525
Costs and expenses:
Cost of sales	892,221	756,608	1,768,832	1,407,488
Cost of services	179,322	145,824	354,995	286,003
Research and development	245,627	194,286	469,667	356,066
Selling, general and administrative	617,336	506,149	1,210,372	954,268

Operating income	86,349	543,060	561,784	964,700
Investment income	64,239	48,051	135,848	88,694
Interest expense	(3,597)	(2,956)	(6,855)	(9,827)
Other income/(expense), net	2,136	(433)	4,642	(1,069)

Income before taxes	149,127	587,722	695,419	1,042,498
Income tax provision	40,265	158,685	187,762	281,474

Net income	$108,862	$429,037	$507,657	$761,024

Net income per weighted average share, basic	$0.05	$0.20	$0.23	$0.36

Net income per weighted average share, diluted	$0.05	$0.19	$0.23	$0.34

Weighted average shares, basic	2,207,655	2,174,291	2,205,770	2,140,049

Weighted average shares, diluted	2,239,799	2,240,805	2,247,021	2,238,031

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net income	$507,657	$761,024
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	311,127	245,803
Amortization of deferred compensation	10,837	8,847
Provision for doubtful accounts	11,282	16,682
Deferred income taxes	4,647	30,719
Net loss on disposal of property and equipment	1,049	13,835
Tax benefit from stock options exercised	129,194	120,521
Minority interest	29	828
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts and notes receivable	372,992	(193,499)
Inventories	(82,628)	(139,575)
Other assets	(34,665)	(37,523)
Accounts payable	(90,101)	60,497
Accrued expenses	(20,785)	22,000
Income taxes payable	(164,707)	56,973
Deferred revenue	59,789	50,117
Other liabilities	3,074	(6)

Net cash provided by operating activities	1,018,791	1,017,243

Cash flows from investing activities:
Additions to property, plant and equipment	(507,476)	(386,162)
Proceeds from sales of property, plant and equipment	17,143	—
Capitalized software development costs	(59,557)	(52,460)
Purchase of short-term and long-term available for sale securities	(3,072,293)	(734,442)
Sale of short-term and long-term available for sale securities	2,709,376	580,151
Maturity of short-term and long-term available for sale securities	84,020	351,738
Business acquisitions, net of cash acquired	(51,051)	(198,251)

Net cash used for investing activities	(879,838)	(439,426)

Cash flows from financing activities:
Issuance of common stock	103,050	111,316
Purchase of treasury stock	(2,293)	—
Redemption of 6% convertible subordinated notes	—	(155)
Payment of long-term and short-term obligations	(9,163)	(8,146)
Issuance of long-term and short-term obligations	5	9,009
Cash portion of McDATA Corporation dividend	(141,981)	—

Net cash provided/(used) by financing activities	(50,382)	112,024

Effect of exchange rate changes on cash	(2,970)	(4,325)

Net increase in cash and cash equivalents	88,571	689,841
Cash and cash equivalents at beginning of period	1,983,221	1,109,409

Cash and cash equivalents at end of period	$2,068,822	$1,794,925

Non-cash activity:
—Conversion of convertible subordinated notes, net of debt issuance costs	$—	$672,994
—Options issued in business acquisitions	—	11,372
—Issuance of capital lease obligations	24,490	—
—Distribution of net assets in McDATA Corporation dividend	234,152	—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net income	$108,862	$429,037	$507,657	$761,024
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments, net of tax of $288, $(2,180), $(1,802) and $(1,806)	781	(161)	(4,866)	(3,487)
Equity adjustment for minimum pension liability, net of tax of $0, $0, $(7,616) and $0	—	—	(20,592)	—
Changes in unrealized gains and losses on investments and derivatives, net of tax of $(6,135), $1,024, $5,025 and $200	(16,588)	5,023	13,587	2,550

Other comprehensive income/(loss)	(15,807)	4,862	(11,871)	(937)

Comprehensive income	$93,055	$433,899	$495,786	$760,087

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

  Accounting

    The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2001 and 2000.

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

    Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.  Inventories

    Inventories consist of (in thousands):

	June 30, 2001	December 31, 2000
Purchased parts	$75,460	$62,636
Work-in-process	700,161	701,907
Finished goods	298,792	260,421

	$1,074,413	$1,024,964

3.  Property, Plant and Equipment

    Property, plant and equipment consists of (in thousands):

	June 30, 2001	December 31, 2000
Furniture and fixtures	$137,532	$129,721
Equipment	1,691,567	1,539,510
Buildings and improvements	585,960	499,823
Land	72,624	69,522
Construction in progress	417,225	321,587

	2,904,908	2,560,163
Accumulated depreciation	(1,126,970)	(1,050,075)

	$1,777,938	$1,510,088

4.  Net Income Per Share

    Calculation of diluted earnings per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net income	$108,862	$429,037	$507,657	$761,024
Add back of interest expense on 3 1/4% convertible notes, net of tax of $1,195	—	—	—	1,792

Net income for calculating diluted earnings per share	$108,862	$429,037	$507,657	$762,816

Weighted average shares, basic	2,207,655	2,174,291	2,205,770	2,140,049
Common stock equivalents	32,144	66,514	41,251	97,982

Weighted average shares, diluted	2,239,799	2,240,805	2,247,021	2,238,031

Net income per weighted average share, diluted	$0.05	$0.19	$0.23	$0.34

    Options to acquire 56,810,015 and 31,538,894 shares of common stock, par value $.01 per share, of EMC ("Common Stock") for the three and six months ended June 30, 2001, respectively, were excluded from the calculation of diluted earnings per share. These options were excluded because of their antidilutive effect.

5.  Equity Transactions

    On February 7, 2001, EMC distributed to its stockholders of record as of the close of business on January 24, 2001, all of its shares of McDATA Corporation Class A common stock. The distribution was effected by means of a pro rata dividend of approximately .0368069 of a share of McDATA Class A common stock for each share of Common Stock. In lieu of fractional shares of McDATA Class A common stock, each stockholder received a cash payment. The distribution, which totaled

$376,133,000 has been accounted for as a tax-free dividend to EMC stockholders and charged to retained earnings based on the book value as of the date of the distribution. As a result of the distribution, EMC no longer has any equity ownership interest in McDATA.

    At EMC's Annual Meeting of Stockholders held on May 9, 2001, EMC's stockholders approved an amendment to EMC's Restated Articles of Organization to increase the authorized shares of Common Stock to 6 billion shares from 3 billion shares and approved the EMC Corporation 2001 Stock Option Plan. 80 million shares of Common Stock have been reserved for issuance under the 2001 Stock Option Plan.

    On May 9, 2001, EMC's Board of Directors authorized the purchase of up to 50 million shares of Common Stock from time to time. The purchased shares will be available for various corporate purposes, including for use in connection with employee stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock which presents the aggregate cost of reacquired shares as a component of stockholders' equity.

6.  Litigation

    EMC is a party to certain litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

7.  Segment Information

    EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Information storage systems	$1,225,600	$1,515,916	$2,789,912	$2,783,080
Information storage software	497,538	350,257	965,057	620,245

	$1,723,138	$1,866,173	$3,754,969	$3,403,325

    EMC's management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate marketing, engineering or administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross margins attributable to these segments are included in the following tables (in thousands):

For the Three Months Ended	Information Storage Products	Information Storage Services	Other Businesses	Consolidated
June 30, 2001
Revenues	$1,723,138	$231,995	$65,722	$2,020,855
Gross profit	842,135	84,398	22,779	949,312
June 30, 2000
Revenues	$1,866,173	$134,437	$145,317	$2,145,927
Gross profit	1,152,588	40,399	50,508	1,243,495
For the Six Months Ended	Information Storage Products	Information Storage Services	Other Businesses	Consolidated
June 30, 2001
Revenues	$3,754,969	$463,981	$146,700	$4,365,650
Gross profit	2,016,039	175,915	49,869	2,241,823
June 30, 2000
Revenues	$3,403,325	$250,842	$314,358	$3,968,525
Gross profit	2,093,891	73,537	107,606	2,275,034

    EMC's revenues are attributed to the geographic areas according to the location of customers. Revenues and identifiable assets by geographic area are included in the following tables (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Sales:
Domestic	$1,101,830	$1,294,485	$2,463,891	$2,424,513
Other North America	54,775	34,168	107,421	55,204
Europe, Middle East, Africa	528,984	571,436	1,125,678	1,065,438
Asia Pacific	263,313	205,406	542,539	344,417
Latin America	71,953	40,432	126,121	78,953

Total	$2,020,855	$2,145,927	$4,365,650	$3,968,525

	June 30, 2001	December 31, 2000
Identifiable assets:
Domestic	$7,751,748	$8,080,476
Other North America	133,655	103,581
Europe, Middle East, Africa	3,598,492	3,274,841
Asia Pacific	417,036	352,279
Latin America	141,381	116,300
Intercompany eliminations	(1,396,479)	(1,389,678)

Total	$10,645,833	$10,537,799

8.  Reduction in Force

    In May 2001, EMC announced a reduction in force of approximately 1,100 employees, resulting in a pre-tax charge of $24 million. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. The reduction in force affected the majority of business functions and, accordingly, is classified in the income statement within all operating cost and expense categories. As of June 30, 2001, approximately 900 employees had been terminated and $21 million remained accrued to cover termination benefits, the majority of which is expected to be paid by the end of 2001.

9.  New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" ("FAS 141"), and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC is currently evaluating the impact these statements will have on its results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001. The following discussion contains forward-looking statements and should also be read in conjunction with "Factors That May Affect Future Results" beginning on page 17.

All dollar amounts in this Management's Discussion and Analysis are in millions.

Results of Operations—Second Quarter of 2001 compared to Second Quarter of 2000

  Revenues

    Total revenues for the second quarter of 2001 were $2,020.9, compared to $2,145.9 for the second quarter of 2000, representing a decrease of $125.0, or 6%.

    Information storage systems revenues were $1,225.6 in the second quarter of 2001, compared to $1,515.9 in the second quarter of 2000, representing a decrease of $290.3, or 19%. The majority of the decrease was due to declining sales volume resulting from the global economic slow down which caused customers to delay or reduce spending on systems projects. EMC was most significantly impacted with revenue declines from customers comprised of dot coms, Internet service providers, telecommunication enterprises and network communication equipment makers. Additionally, reduced sales prices associated with customer incentive programs to enable customers to make purchases within their budgetary constraints and competitive pricing initiatives negatively impacted revenue in the second quarter of 2001.

    Information storage software revenues were $497.5 in the second quarter of 2001, compared to $350.3 in the second quarter of 2000, representing an increase of $147.2, or 42%. The increase was primarily due to greater demand for information storage software on both newly shipped and already installed systems.

    Information storage services revenues were $232.0 in the second quarter of 2001, compared to $134.4 in the second quarter of 2000, representing an increase of $97.6, or 73%. The increase was primarily related to increased volume from professional services engagements and increased maintenance revenues on information storage systems and information storage software.

    Information storage software revenues and information storage services revenues increased, despite the decline in information storage systems, due to greater demand from customers to consolidate their storage networks. These consolidation efforts increased demand for EMC professional services to provide solutions and increased demand for software to provide centralized management of customers' storage networks.

    Total information storage revenues were $1,955.1 in the second quarter of 2001, compared to $2,000.6 in the second quarter of 2000, representing a decrease of $45.5, or 2%.

    Other businesses revenues were $65.7 in the second quarter of 2001, compared to $145.3 in the second quarter of 2000, representing a decrease of $79.6, or 55%. Other businesses revenues consist of revenues from AViiON server products and related services. The decrease in other businesses revenues was due to refocusing efforts on more profitable lines of business within the storage segments.

    Revenues on sales into North American markets were $1,156.6 in the second quarter of 2001, compared to $1,328.7 in the second quarter of 2000, representing a decrease of $172.1, or 13%. The revenue decrease reflects the global economic slow down experienced during the second quarter of 2001.

    Revenues on sales into Europe, the Middle East and Africa were $529.0 in the second quarter of 2001, compared to $571.4 in the second quarter of 2000, representing a decrease of $42.4, or 7%. Revenues on sales into the Asia Pacific markets were $263.3 in the second quarter of 2001, compared to $205.4 in the second quarter of 2000, representing an increase of $57.9, or 28%. Revenues on sales into the Latin America markets were $72.0 in the second quarter of 2001, compared to $40.4 in the second quarter of 2000, representing an increase of $31.6, or 78%. International revenues accounted for 43% of total revenues during the second quarter of 2001, compared to 38% in the second quarter of 2000.

    The changes in international sales were a result of EMC's efforts to expand its sales infrastructure throughout the world to meet increasing demand for information storage, offset by the global economic slow down impacting these markets. Changes in exchange rates resulting in a stronger U.S. dollar in 2001 compared to 2000 also negatively impacted revenues. While revenues increased in the Asia Pacific and Latin America markets, the amount of the increases were lower than anticipated.

  Gross Margins

    Overall gross margin dollars decreased to $949.3 in the second quarter of 2001 from $1,243.5 in the second quarter of 2000, a decrease of $294.2, or 24%. The overall gross margin percentage decreased to 47.0% in the second quarter of 2001, compared to 57.9% in the second quarter of 2000.

    Information storage products' gross margin decreased to 48.9% in the second quarter of 2001, compared to 61.8% in the second quarter of 2000. The decrease was primarily attributable to lower sales volume resulting in the absorption of fixed overhead costs over a lower revenue base. In addition, reduced sales prices associated with customer incentive programs to enable customers to make purchases within their budgetary constraints and competitive pricing initiatives negatively impacted margins. Partially offsetting these factors was an increase in information storage software revenues, which has a higher gross margin than information storage systems. Information storage software revenues, as a percentage of total revenues, increased to 25% in the second quarter of 2001 from 16% in the second quarter of 2000.

    The gross margin for information storage services increased to 36.4% in the second quarter of 2001, compared to 30.1% in the second quarter of 2000. The improvement in the gross margin percentage was attributable to greater productivity of EMC customer service and professional services personnel.

    The gross margin for other businesses remained relatively constant at 34.7% in the second quarter of 2001, compared to 34.8% in the second quarter of 2000.

  Research and Development

    Research and development ("R&D") expenses were $245.6 and $194.3 in the second quarters of 2001 and 2000, respectively, representing an increase of $51.3, or 26%. R&D expenses were 12.2% and 9.1% of revenues in the second quarters of 2001 and 2000, respectively. The increase in R&D spending reflects EMC's ongoing research and development efforts to continue to improve EMC's long-term competitive position. These efforts include enhancements to information storage software, enabling improved management, protection and sharing of information, and enhancements to information storage systems, including networked information storage systems.

  Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses were $617.3 and $506.1 in the second quarters of 2001 and 2000, respectively, representing an increase of $111.2, or 22%. SG&A expenses were 30.5% and 23.6% of revenues in the second quarters of 2001 and 2000, respectively. Included in the 2001 results was a charge of $18.4 for the reduction in force announced in May 2001. Additionally, the increase in spending was attributable to efforts to expand sales and build an infrastructure to support an increased revenue base.

  Investment Income

    Investment income increased to $64.2 in the second quarter of 2001 from $48.1 in the second quarter of 2000. Investment income increased primarily due to higher cash and investment balances derived primarily from operations.

  Provision for Income Taxes

    The provision for income taxes was $40.3 and $158.7 in the second quarters of 2001 and 2000, respectively, resulting in an effective tax rate of 27% for each quarter.

Results of Operations—First Six Months of 2001 compared to First Six Months of 2000

  Revenues

    Total revenues for the first six months of 2001 were $4,365.7, compared to $3,968.5 for the first six months of 2000, representing an increase of $397.2, or 10%.

    Information storage systems revenues were $2,789.9 in the first six months of 2001, compared to $2,783.1 in the first six months of 2000, representing an increase of $6.8, or 0.2%. Sales volume increases experienced in the first quarter of 2001 compared to the first quarter of 2000 were substantially offset by sales volume reductions experienced in the second quarter of 2001 compared to the second quarter of 2000 resulting primarily from the global economic slow down which caused customers to delay or reduce spending on systems projects. EMC was most significantly impacted with revenue declines from customers comprised of dot coms, Internet service providers, telecommunication enterprises and network communication equipment makers. Additionally, reduced sales prices associated with customer incentive programs to enable customers to make purchases within their budgetary constraints and competitive pricing initiatives negatively impacted revenue in the first six months of 2001.

    Information storage software revenues were $965.1 in the first six months of 2001, compared to $620.2 in the first six months of 2000, representing an increase of $344.9, or 56%. The increase was primarily due to greater demand for information storage software on both newly shipped and already installed systems.

    Information storage services revenues were $464.0 in the first six months of 2001 compared to $250.8 in the first six months of 2000, representing an increase of $213.2, or 85%. The increase was primarily related to increased volume from professional services engagements and increased maintenance revenues on information storage systems and information storage software.

    Information storage software revenues and information storage services revenues increased, despite the relatively constant revenues for information storage systems, due to greater demand from customers to consolidate their storage networks. These consolidation efforts increased demand for EMC professional services to provide solutions and increased demand for software to provide centralized management of customers' storage networks.

    Total information storage revenues were $4,219.0 in the first six months of 2001, compared to $3,654.1 in the first six months of 2000, representing an increase of $564.9, or 15%.

    Other businesses revenues were $146.7 in the first six months of 2001, compared to $314.4 in the first six months of 2000, representing a decrease of $167.7, or 53%. Other businesses revenues consist of revenues from AViiON server products and related services. The decrease in other businesses revenues was due to refocusing efforts on more profitable lines of business within the storage segments.

    Revenues on sales into North American markets were $2,571.3 in the first six months of 2001, compared to $2,479.7 in the first six months of 2000, representing an increase of $91.6, or 4%. The minimal revenue growth reflects the global economic slow down experienced during the first half of 2001.

    Revenues on sales into Europe, the Middle East and Africa were $1,125.7 in the first six months of 2001, compared to $1,065.4 in the first six months of 2000, representing an increase of $60.3, or 6%. Revenues on sales into the Asia Pacific markets were $542.5 in the first six months of 2001, compared to $344.4 in the first six months of 2000, representing an increase of $198.1, or 58%. Revenues on sales into the Latin America markets were $126.1 in the first six months of 2001, compared to $79.0 in the first six months of 2000, representing an increase of $47.1, or 60%. International revenues accounted for 41% of total revenues in the first six months of 2001, compared to 38% in the first six months of 2000.

    The increases in international sales were a result of EMC's efforts to expand its sales infrastructure throughout the world to meet increasing demand for information storage. While revenues increased in these markets, the amount of the increases were lower than anticipated principally due to the global economic slow down impacting these markets. Changes in exchange rates resulting in a stronger U.S. dollar in 2001 compared to 2000 also negatively impacted revenues.

  Gross Margins

    Overall gross margin dollars decreased to $2,241.8 in the first six months of 2001 from $2,275.0 in the first six months of 2000, a decrease of $33.2, or 1%. The overall gross margin percentage decreased to 51.4% in the first six months of 2001, compared to 57.3% in the first six months of 2000.

    Information storage products' gross margin decreased to 53.7% in the first six months of 2001, compared to 61.5% in the first six months of 2000. The decrease was primarily attributable to lower sales volume resulting in the absorption of fixed overhead costs over a lower revenue base. In addition, reduced sales prices associated with customer incentive programs to enable customers to make purchases within their budgetary constraints and competitive pricing initiatives negatively impacted margins. Partially offsetting these factors was an increase in information storage software revenues, which has a higher gross margin than information storage systems. Information storage software revenues, as a percentage of total revenues, increased to 22% in the first six months of 2001 from 16% in the first six months of 2000.

    The gross margin for information storage services increased to 37.9% in the first six months of 2001, compared to 29.3% in the first six months of 2000. The improvement in the gross margin percentage was attributable to greater productivity of EMC customer service and professional services personnel.

    The gross margin for other businesses remained relatively constant at 34.0% in the first six months of 2001, compared to 34.2% in the first six months of 2000.

  Research and Development

    R&D expenses were $469.7 and $356.1 in the first six months of 2001 and 2000, respectively, representing an increase of $113.6, or 32%. R&D expenses were 10.8% and 9.0% of revenues in the first six months of 2001 and 2000, respectively. The increase in R&D spending from 2000 to 2001 reflects EMC's ongoing research and development efforts to continue to improve EMC's long-term competitive position. These efforts include enhancements to information storage software, enabling improved management, protection and sharing of information, and enhancements to information storage systems, including networked information storage systems.

  Selling, General and Administrative

    SG&A expenses were $1,210.4 and $954.3 in the first six months of 2001 and 2000, respectively, representing an increase of $256.1, or 27%. SG&A expenses were 27.7% and 24.0% of revenues in the first six months of 2001 and 2000, respectively. Included in the 2001 results was a charge of $18.4 for a reduction in force announced in May 2001. Additionally, the increase in spending was attributable to efforts to expand sales and build an infrastructure to support an increased revenue base.

  Investment Income and Interest Expense

    Investment income increased to $135.8 in the first six months of 2001 from $88.7 in the first six months of 2000. Investment income increased primarily due to higher cash and investment balances which were derived primarily from operations.

    Interest expense decreased to $6.9 in the first six months of 2001 from $9.8 in the first six months of 2000. The decrease was primarily due to the conversion of EMC's 3 1/4% convertible subordinated notes due 2002 in March 2000 and EMC's 6% convertible subordinated notes due 2004 in May 2000.

  Provision for Income Taxes

    The provision for income taxes was $187.8 and $281.5 in the first six months of 2001 and 2000, respectively, which resulted in an effective tax rate of 27% for each period.

  Financial Condition

    Cash and cash equivalents and short and long-term investments were $4,882.8 and $4,745.3 at June 30, 2001 and December 31, 2000, respectively, representing an increase of $137.5. Included in the first six months of 2001 was a reduction in cash and cash equivalents and short and long-term investments of $388.1 resulting from the distribution of EMC's interest in McDATA Corporation.

    Cash provided by operating activities for the first six months of 2001 of $1,018.8 was comparable to the amount of $1,017.2 for the first six months of 2000. A decline in net income was offset by an increase in working capital.

    Cash used for investing activities was $879.8 for the first six months of 2001, compared to cash used for investing activities of $439.4 for the first six months of 2000. The increase was principally due to purchases of short and long-term securities and an increase in property, plant and equipment.

    Cash used for financing activities was $50.4 for the first six months of 2001, compared to cash provided by financing activities of $112.0 for the first six months of 2000. The change was primarily attributable to the distribution of EMC's ownership interest in McDATA. As a result of the distribution, McDATA's net assets are no longer consolidated with EMC, which resulted in a $141.9 reduction in cash.

    EMC has available for use a credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, EMC believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations throughout 2001.

  New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC is currently evaluating the impact these statements will have on its results of operations and financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    EMC's prospects are subject to certain uncertainties and risks. This Quarterly Report also contains certain forward-looking statements within the meaning of the Federal securities laws. EMC's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in EMC's other filings with the Securities and Exchange Commission.

EMC's business could be materially adversely affected as a result of general economic and market conditions.

    EMC is subject to the effects of general global economic conditions. EMC's operating results have been materially adversely affected as a result of recent unfavorable economic conditions and reduced information technology spending. If economic conditions do not improve, EMC's business, results of operations or financial condition could continue to be materially adversely affected.

EMC's business could be materially adversely affected as a result of a lessening demand in the IT market.

    EMC's revenue growth and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which EMC competes. Recently, there has been a softening of demand for information storage systems, software and services as customers delay or reduce information technology expenditures. Sales expected to occur in the last month and weeks and days of a quarter have been deferred until future quarters. There can be no assurance that such deferrals will result in sales in the near term, or at all. Further delays or reductions in information technology spending, domestically or internationally, could materially adversely affect demand for EMC's products and services which could result in decreased revenues or earnings.

EMC may have difficulty managing operations.

    With the weakened global economy, EMC has experienced lower than expected revenues. EMC's future operating results will depend on its ability to manage operations, which includes, among other things:

  •
  hiring and retaining the appropriate number of qualified employees

  •
  enhancing and expanding, as appropriate, EMC's infrastructure, including but not limited to its information systems and management team

  •
  accurately forecasting revenues

  •
  controlling expenses

  •
  managing EMC's manufacturing capacity and other assets

  •
  executing on its plans

    An unexpected further decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of operations could have a material adverse effect on EMC's business, results of operations or financial condition.

Competitive pricing and difficulty managing product costs could materially adversely affect EMC's revenues and earnings.

    Competitive pricing pressures exist in the computer information storage market and have had, and in the future may have, a material adverse effect on EMC's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide information storage products or services together with other products or services at minimal or no additional cost in order to preserve or gain market share, which EMC cannot foresee. EMC currently believes that pricing pressures are likely to continue.

    To date, EMC has been able to manage its component and product design costs. However, there can be no assurance that EMC will be able to continue to achieve reductions in component and product design costs. The relative and varying rates of product price and component cost declines could have a material adverse effect on EMC's earnings.

EMC may be unable to keep pace with rapid industry changes.

    The markets in which EMC competes are characterized by rapid technological change, frequent new product introductions and evolving industry standards. There can be no assurance that EMC's existing products will continue to be properly positioned in the market or receive customer acceptance or that EMC will be able to introduce new or enhanced products into the market on a timely basis, or at all.

    Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require EMC to modify existing products or to develop new products. Risks inherent in the transition to new products include the difficulty in forecasting customer preferences or demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers' demand for new products on the products being replaced, thereby causing an excessive obsolete supply of inventory, and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. EMC's failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on EMC's business, results of operation or financial condition.

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

    Additionally, EMC periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its quality or delivery requirements will have a material adverse impact on EMC's revenues and earnings.

EMC's business may suffer if it is unable to attract and retain key personnel.

    EMC's business depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the high technology industry. Because of the importance of stock-based incentive compensation in EMC's total compensation program, the volatility in EMC's stock price may from time to time adversely affect EMC's ability to attract and retain key employees. There can be no assurance that EMC will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or EMC's inability to attract additional qualified employees could have a material adverse effect on EMC's business, results of operations or financial condition.

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

  •
  the significant size of EMC's average product price in relation to its customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter

  •
  the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

  •
  the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

  •
  seasonal influences

    EMC's uneven sales pattern also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity accordingly. If orders vary substantially from the predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could materially adversely affect quarterly revenues and earnings.

    In addition, EMC's revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and its backlog at any particular time is not necessarily indicative of future sales levels. This is because:

  •
  EMC assembles its products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers

  •
  EMC generally ships products shortly after receipt of the order

  •
  customers may reschedule orders with little or no penalty

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

    As part of its business strategy, EMC seeks to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business including, among other things:

  •
  the effect of the acquisition on EMC's financial and strategic position and reputation

  •
  the failure of an acquired business to further EMC's strategies

  •
  the difficulty of integrating the acquired business

  •
  the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners

  •
  the diversion of EMC's management's attention from other business concerns

  •
  the impairment of relationships with customers of the acquired business

  •
  the potential loss of key employees of the acquired company

  •
  the potential impairment of acquired assets

    These factors could have a material adverse effect on EMC's business, results of operations or financial condition. To the extent that EMC issues shares of its common stock or other rights to purchase common stock in connection with any future acquisition, existing stockholders may experience dilution and potentially decreased earnings per share.

    EMC also seeks to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

The markets EMC serves are highly competitive, and EMC may be unable to compete effectively.

    EMC competes with many established companies in the markets it serves and some of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than EMC. EMC also competes with many smaller, less established companies in specific product segments. Some of these companies may have earlier access to new technologies, products or business models than EMC. EMC's business may be materially adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, and the implementation of effective marketing strategies by its competitors.

Changes in foreign conditions could impair EMC's international sales.

    A substantial portion of EMC's revenues is derived from sales outside the United States. In addition, a substantial portion of EMC's products is manufactured outside of the United States. Accordingly, EMC's future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles in certain countries.

Risks associated with EMC's indirect channels of distribution may materially adversely affect EMC's financial results.

    EMC derives a significant percentage of its product revenues from indirect channels of distribution, including distributors, systems integrators, resellers and original equipment manufacturers. EMC's financial results could be materially adversely affected if its contracts with its indirect channels of distribution were terminated, if EMC's relationship with its indirect channels were to deteriorate or if the financial condition of its indirect channels were to weaken. In addition, as EMC's business grows, EMC may have an increased reliance on indirect channels of distribution. There can be no assurance that EMC will be successful in maintaining or expanding these channels. If EMC is not successful, EMC may lose certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential orders, thereby making it more difficult to accurately forecast such orders. In addition, there can be no assurance that EMC's indirect channels will not develop or market products in competition with EMC in the future.

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

EMC may become involved in litigation that may materially adversely affect EMC.

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

Changes in regulations could materially adversely affect EMC.

    EMC's business, results of operations or financial condition could be materially adversely affected if laws, regulations or standards relating to EMC or its products were newly implemented or changed.

EMC's stock price is volatile.

    EMC's stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

  •
  the announcement of new products, services or technological innovations by EMC or its competitors

  •
  quarterly variations in its operating results

  •
  changes in revenue or earnings estimates by the investment community

  •
  speculation in the press or investment community

    In addition, EMC's stock price is affected by general economic and market conditions and has recently been negatively affected by unfavorable global economic conditions. If such conditions continue to deteriorate, EMC's stock price could decline further.

EMC CORPORATION

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    EMC is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on May 9, 2001. There was no solicitation in opposition to management's nominees as listed in EMC's proxy statement and all such nominees were elected as Class II directors for a three-year term. In addition, the stockholders approved an amendment to EMC's Restated Articles of Organization to increase the number of shares of authorized Common Stock to 6,000,000,000 shares from 3,000,000,000 shares, and approved the EMC Corporation 2001 Stock Option Plan as described in EMC's Proxy Statement. The results of the votes for each of these proposals were as follows:

1. Election of Class II Directors:

	For	Withheld
John R. Egan	1,746,336,902	33,083,854
Joseph F. Oliveri	1,743,897,669	35,523,087
Michael C. Ruettgers	1,736,990,549	42,430,207

In addition to these directors, EMC's other incumbent directors (Michael J. Cronin, Richard J. Egan, W. Paul Fitzgerald, Joseph M. Tucci and Alfred M. Zeien) had terms that continued after the 2001 Annual Meeting.

2. To amend EMC's Restated Articles of Organization:

For:	1,642,292,384
Against:	133,957,521
Abstain:	3,133,901
Broker Non-Vote:	36,950

3. To approve the EMC Corporation 2001 Stock Option Plan:

For:	1,484,608,462
Against:	286,647,689
Abstain:	8,127,505
Broker Non-Vote:	37,100

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    See index to Exhibits on page 26 of this report.

    (b) Reports on Form 8-K

    EMC did not file any current report on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION
Date: August 9, 2001	By:	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended (filed herewith)
3.2	Amended and Restated By-laws of EMC Corporation (1)
4.1	Form of Stock Certificate (2)

(1)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(2)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 31, 1988 (No. 0-1436).

QuickLinks

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
EMC CORPORATION
EMC CORPORATION PART I FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
EMC CORPORATION CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (unaudited)
EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
EMC CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)
EMC CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
All dollar amounts in this Management's Discussion and Analysis are in millions.
EMC CORPORATION PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX