Form 10-Q
period 2001-09-30
EMC CORP
filed 2001-11-08
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2001        Commission File Number 1-9853

EMC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification Number)

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

Yes /x/        No / /

    The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2001 was 2,215,564,720.

EMC CORPORATION

Page No.
Part I—Financial Information
Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5
Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2001 and 2000	6
Notes to Interim Consolidated Financial Statements	7-13
Management's Discussion and Analysis of Financial Condition and Results of Operations	14-28
Part II—Other Information	29
Signatures	30
Exhibit Index	31

EMC CORPORATION

PART I
FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,850,598	$1,983,221
Short-term investments	461,933	673,731
Accounts and notes receivable, less allowance for doubtful accounts of $31,305 and $38,560	1,268,027	2,114,368
Inventories	865,960	1,024,964
Deferred income taxes	371,341	188,074
Other assets	118,397	115,693

Total current assets	4,936,256	6,100,051
Long-term investments	2,655,591	2,088,379
Notes receivable, net	148,415	241,234
Property, plant and equipment, net	1,733,657	1,510,088
Deferred income taxes	20,925	—
Intangible and other assets, net	499,751	598,047

Total assets	$9,994,595	$10,537,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$16,812	$11,816
Accounts payable	439,263	516,469
Accrued expenses	1,112,579	823,079
Income taxes payable	377,797	477,318
Deferred revenue	317,306	284,965

Total current liabilities	2,263,757	2,113,647
Deferred income taxes	—	100,913
Notes payable	20,373	14,457
Other liabilities	43,051	20,538
Minority interest	—	111,035
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,216,625 and 2,195,489	22,166	21,955
Additional paid-in capital	3,428,123	3,138,061
Deferred compensation	(38,069)	(49,525)
Retained earnings	4,258,917	5,072,600
Treasury stock, at cost—1,060 and 0 shares	(18,258)	—
Accumulated other comprehensive income (loss)	14,535	(5,882)

Total stockholders' equity	7,667,414	8,177,209

Total liabilities and stockholders' equity	$9,994,595	$10,537,799

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Net sales	$925,736	$2,050,573	$4,719,147	$5,611,492
Services	286,537	232,432	858,776	640,038

	1,212,273	2,283,005	5,577,923	6,251,530
Costs and expenses:
Cost of sales	984,476	813,648	2,753,308	2,221,136
Cost of services	183,969	152,948	538,964	438,951
Research and development	242,149	204,807	711,816	560,873
Selling, general and administrative	510,888	533,124	1,721,260	1,487,392
Restructuring and other special charges	398,508	—	398,508	—

Operating income (loss)	(1,107,717)	578,478	(545,933)	1,543,178
Investment income	64,627	54,370	200,475	143,064
Interest expense	(3,673)	(2,196)	(10,528)	(12,023)
Other expense, net	(121,172)	(3,011)	(116,530)	(4,080)

Income (loss) before taxes	(1,167,935)	627,641	(472,516)	1,670,139
Income tax provision (benefit)	(222,728)	169,463	(34,966)	450,937

Net income (loss)	$(945,207)	$458,178	$(437,550)	$1,219,202

Net income (loss) per weighted average share, basic	$(0.43)	$0.21	$(0.20)	$0.57

Net income (loss) per weighted average share, diluted	$(0.43)	$0.20	$(0.20)	$0.54

Weighted average shares, basic	2,213,328	2,183,409	2,208,302	2,154,647

Weighted average shares, diluted	2,213,328	2,250,121	2,208,302	2,242,228

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net income (loss)	$(437,550)	$1,219,202
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	484,637	376,623
Noncash restructuring and other special charges, including provision for obsolete and excess inventory	407,535	—
Other than temporary declines in equity investments	106,560	—
Amortization of deferred compensation	16,242	20,196
Provision for doubtful accounts	11,811	19,587
Deferred income taxes	(322,013)	4,248
Net loss on disposal of property and equipment	974	12,870
Tax benefit from stock options exercised	134,389	174,041
Minority interest	29	2,341
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts and notes receivable	882,061	(311,529)
Inventories	(128,983)	(250,700)
Other assets	(10,430)	(113,551)
Accounts payable	(65,896)	109,264
Accrued expenses	292,305	97,047
Income taxes payable	(89,460)	175,460
Deferred revenue	29,220	68,349
Other liabilities	3,841	(6)

Net cash provided by operating activities	1,315,272	1,603,442

Cash flows from investing activities:
Additions to property, plant and equipment	(692,739)	(591,453)
Proceeds from sales of property, plant and equipment	17,310	—
Capitalized software development costs	(87,866)	(76,569)
Purchase of short-term and long-term available for sale securities	(4,153,019)	(1,415,082)
Sale of short-term and long-term available for sale securities	3,508,093	907,363
Maturity of short-term and long-term available for sale securities	109,318	387,823
Business acquisitions, net of cash acquired	(102,889)	(233,554)

Net cash used for investing activities	(1,401,792)	(1,021,472)

Cash flows from financing activities:
Issuance of common stock	125,959	174,538
Purchase of treasury stock	(18,258)	—
Issuance of subsidiary stock	—	376,607
Redemption of 6% convertible subordinated notes	—	(155)
Payment of long-term and short-term obligations	(13,353)	(9,263)
Issuance of long-term and short-term obligations	5	11,224
Cash portion of McDATA Corporation dividend	(141,981)	—

Net cash provided (used) by financing activities	(47,628)	552,951

Effect of exchange rate changes on cash	1,525	(8,421)

Net increase (decrease) in cash and cash equivalents	(134,148)	1,134,921
Cash and cash equivalents at beginning of period	1,983,221	1,109,409

Cash and cash equivalents at end of period	$1,850,598	$2,235,909

Non-cash activity:
—Conversion of convertible subordinated notes, net of debt issuance costs	$—	$672,994
—Options issued in business acquisitions	1,050	11,372
—Issuance of capital lease obligations	24,490	—
—Distribution of net assets in McDATA Corporation dividend	234,152	—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Net income (loss)	$(945,207)	$458,178	$(437,550)	$1,219,202
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $2,002, $(1,263), $200 and $(3,069)	5,413	(3,421)	547	(6,908)
Equity adjustment for minimum pension liability, net of tax of $0, $0, $(7,616) and $0	—	—	(20,592)	—
Changes in unrealized gains and losses on derivatives net of tax of $(2,706), $2,591, $(535) and $1,977	(7,315)	7,006	(1,446)	5,224
Changes in unrealized gains and losses on investments, net of tax of $12,646, $3,844, $15,500 and $4,658	34,190	10,391	41,908	14,723

Other comprehensive income (loss)	32,288	13,976	20,417	13,039

Comprehensive income (loss)	$(912,919)	$472,154	$(417,133)	$1,232,241

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

  Accounting

    The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2001 and 2000.

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

    Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.  Inventories

    Inventories consist of (in thousands):

	September 30, 2001	December 31, 2000
Purchased parts	$38,140	$62,636
Work-in-process	556,714	701,907
Finished goods	271,106	260,421

	$865,960	$1,024,964

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  Property, Plant and Equipment

    Property, plant and equipment consists of (in thousands):

	September 30, 2001	December 31, 2000
Furniture and fixtures	$121,256	$129,721
Equipment	1,627,976	1,539,510
Buildings and improvements	627,751	499,823
Land	92,727	69,522
Construction in progress	399,984	321,587

	2,869,694	2,560,163
Accumulated depreciation	(1,136,037)	(1,050,075)

	$1,733,657	$1,510,088

4.  Accrued Expenses

    Accrued expenses consist of (in thousands):

	September 30, 2001	December 31, 2000
Salary and benefits	$279,785	$313,094
Warranty	117,212	107,266
Restructuring	297,083	41,746
Other	418,499	360,973

	$1,112,579	$823,079

5.  Net Income (Loss) Per Share

    Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Net income (loss)	$(945,207)	$458,178	$(437,550)	$1,219,202
Add back of interest expense on 3 1/4% convertible notes, net of tax of $1,195	—	—	—	1,792

Net income (loss) for calculating diluted earnings per share	$(945,207)	$458,178	$(437,550)	$1,220,994

Weighted average shares, basic	2,213,328	2,183,409	2,208,302	2,154,647
Common stock equivalents	—	66,712	—	87,581

Weighted average shares, diluted	2,213,328	2,250,121	2,208,302	2,242,228

Net income (loss) per weighted average share, diluted	$(0.43)	$0.20	$(0.20)	$0.54

    Options to acquire 115.0 million and 109.5 million shares of common stock, par value $.01 per share, of EMC ("Common Stock") for the three and nine months ended September 30, 2001,

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, were excluded from the calculation of diluted earnings per share. These options were excluded because of their antidilutive effect.

6.  Equity Transactions

    On February 7, 2001, EMC distributed to its stockholders of record as of the close of business on January 24, 2001, all of its shares of McDATA Corporation ("McDATA") Class A common stock. The distribution was effected by means of a pro rata dividend of approximately .0368069 of a share of McDATA Class A common stock for each share of Common Stock. In lieu of fractional shares of McDATA Class A common stock, each stockholder received a cash payment. The distribution, which totaled $376,133,000, has been accounted for as a tax-free dividend to EMC stockholders and charged to retained earnings based on the book value as of the date of the distribution. As a result of the distribution, EMC no longer has any equity ownership interest in McDATA.

    At EMC's Annual Meeting of Stockholders held on May 9, 2001, EMC's stockholders approved an amendment to EMC's Restated Articles of Organization to increase the authorized shares of Common Stock to 6 billion shares from 3 billion shares and approved the EMC Corporation 2001 Stock Option Plan. 80 million shares of Common Stock have been reserved for issuance under the 2001 Stock Option Plan.

    On May 9, 2001, EMC's Board of Directors authorized the purchase of up to 50 million shares of Common Stock from time to time. The purchased shares will be available for various corporate purposes, including for use in connection with employee stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock that presents the aggregate cost of reacquired shares as a component of stockholders' equity. Through September 30, 2001, EMC had acquired 1,060,000 shares of treasury stock at a cost of $18,257,864.

7.  Litigation

    EMC is a party to certain litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

8.  Segment Information

    EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Information storage systems	$675,591	$1,646,869	$3,465,503	$4,429,949
Information storage software	242,521	332,344	1,207,578	952,589

	$918,112	$1,979,213	$4,673,081	$5,382,538

    EMC's management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate marketing, engineering or administrative expenses to each segment, as management does not use this information to measure the performance

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the operating segments. The revenues and gross profit attributable to these segments are included in the following tables (tables in thousands, except for footnote):

For the Three Months Ended	Information Storage Products	Information Storage Services	Other Businesses	Consolidated
September 30, 2001
Revenues	$918,112	$236,734	$57,427	$1,212,273
Gross profit	258,887	83,659	21,348	363,894(1)
September 30, 2000
Revenues	$1,979,213	$161,395	$142,397	$2,283,005
Gross profit	1,205,812	55,143	55,454	1,316,409
For the Nine Months Ended	Information Storage Products	Information Storage Services	Other Businesses	Consolidated
September 30, 2001
Revenues	$4,673,081	$700,715	$204,127	$5,577,923
Gross profit	2,274,926	259,574	71,217	2,605,717(1)
September 30, 2000
Revenues	$5,382,538	$412,237	$456,755	$6,251,530
Gross profit	3,299,703	128,680	163,060	3,591,443

(1)
Excludes a $320.1 million provision for excess and obsolete inventory and impaired capitalized software.

    EMC's revenues are attributed to the geographic areas according to the location of customers. Revenues and identifiable assets by geographic area are included in the following tables (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Sales:
Domestic	$703,633	$1,388,290	$3,167,524	$3,812,803
Other North America	10,550	23,302	117,971	78,506
Europe, Middle East, Africa	283,488	568,456	1,409,166	1,633,894
Asia Pacific	158,051	248,001	700,590	592,418
Latin America	56,551	54,956	182,672	133,909

Total	$1,212,273	$2,283,005	$5,577,923	$6,251,530

	September 30, 2001	December 31, 2000
Identifiable assets:
Domestic	$7,874,451	$8,080,476
Other North America	118,218	103,581
Europe, Middle East, Africa	3,574,420	3,274,841
Asia Pacific	437,252	352,279
Latin America	117,550	116,300
Intercompany eliminations	(2,127,296)	(1,389,678)

Total	$9,994,595	$10,537,799

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    At September 30, 2001, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1.5 billion in the United States and $182 million in Ireland. At December 31, 2000, the long-lived assets totaled $1.3 billion in the United States. No other country accounted for 10% or more of these assets at September 30, 2001 or December 31, 2000.

9.  Restructuring Costs and Other Special Charges

    As a result of the decline in general economic and business conditions, EMC implemented a restructuring program during the quarter ended September 30, 2001 to reduce its cost structure and focus its resources on the highest potential growth areas of its business. During the quarter, EMC also recorded a provision for excess and obsolete inventory and recognized an other than temporary decline in certain of its equity investments. As a result, EMC incurred an aggregate charge of $825.2 million for restructuring costs and other special charges that included the following components:

Worldwide Reduction in Force

    The restructuring program includes a reduction in force of approximately 4,000 employees across all business functions and geographic regions. Approximately 62% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. The majority of the workforce reduction will be completed by December 31, 2001. The workforce reduction resulted in a pre-tax charge of $111.5 million for termination benefits. As a result of labor laws in certain foreign countries in which EMC operates, the amount of termination benefits for employees in such countries was not determinable as of September 30, 2001. As these amounts are finalized, EMC will recognize additional charges. As of September 30, 2001, approximately 50 employees had been terminated.

Impairment of Goodwill, Purchased Intangibles and Other Long-Lived Assets

    The restructuring program includes terminating the sale of AViiON servers, exiting certain aspects of the media solutions business and certain aspects of the information storage services business and discontinuing the sale of certain software products. As a result, a pre-tax charge of $104.5 million related to the impairment of goodwill, purchased intangibles and other long-lived assets was taken. The impairment charge is equal to the amount by which the assets' carrying amount exceeded the present value of their estimated discounted future cash flows. Additionally, a pre-tax charge of $34.5 million was taken to recognize the cost of related and other contractual obligations for which EMC will no longer derive an economic benefit.

Consolidation of Excess Facilities and Other Special Charges

    The restructuring program includes a pre-tax charge of $158.1 million for the consolidation of space within EMC's corporate headquarters and nearby facilities and elimination of excess field office space worldwide. Included in the charge is $110.1 million for lease terminations and estimated losses on subleases and $48.0 million for non-recoverable investments in buildings and leasehold improvements.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    A summary of the restructuring costs is outlined as follows (in millions):

Category	Provision	Amount Charged to the Provision	Accrual Balance at September 30, 2001	Non-Cash Portion of the Provision
Workforce reduction	$111.5	$1.3	$110.2	$—
Impairment of goodwill, purchased intangibles and other long-lived assets and related and other contractual obligations	139.0	104.5	34.5	104.5
Consolidation of excess facilities	158.1	48.0	110.1	48.0

Total	$408.6	$153.8	$254.8	$152.5

Provision for Excess and Obsolete Inventory

    EMC recorded a $310.0 million pre-tax provision for excess and obsolete inventory. Due to the decline in demand for information storage products and the development by EMC of new technologies, EMC evaluated its inventory and determined that $310.0 million was not recoverable.

Other than Temporary Investment Declines

    EMC recorded a pre-tax charge of $106.6 million for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slow down, as well as the downturn in the storage industry, EMC determined that the decline in these investments was other than temporary and recognized an impairment loss.

    The classification of the restructuring costs and other special charges in the statement of operations consists of $398.5 million contained within restructuring and other special charges, $320.1 million contained in cost of sales and $106.6 million contained in other expense, net.

    The restructuring program is expected to be substantially completed by June 30, 2002, although the ability to sell and sublet facilities is subject to appropriate market conditions. Remaining cash expenditures relating to workforce reductions and contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

10. Second Quarter Charge

    In May 2001, EMC announced a reduction in force of approximately 1,100 employees, resulting in a pre-tax charge of $24.0 million. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. The reduction in force affected the majority of business functions and, accordingly, was classified in the income statement within all operating cost and expense categories. As of September 30, 2001, substantially all of the employees had been terminated and $6.0 million remained accrued to cover termination benefits, the majority of which is expected to be paid by the end of 2001.

11. Acquisitions

    During the first nine months of 2001, EMC acquired all of the outstanding shares of capital stock of FilePool N.V. and Luminate Software Corporation ("Luminate"), both software development companies, for an aggregate of $102.9 million, net of cash acquired. EMC accounted for both of these acquisitions under the purchase method of accounting. Accordingly, the consolidated financial

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements include the results of each business from the date of their respective acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to EMC on either an individual or an aggregate basis. Based upon a preliminary purchase price allocation, $16.3 million was allocated to developed technology and $80.2 million was allocated to goodwill. The intangible assets, with the exception of the goodwill arising from the Luminate acquisition, are being amortized on a straight-line basis over their estimated useful life of five years. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), goodwill from the Luminate acquisition is not being amortized. A summary of the assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired	$108.0
Cash paid for stock, net of cash acquired	(102.9)

Liabilities assumed	$5.1

12. New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (the "FASB") issued FAS No. 141, "Business Combinations" ("FAS 141"), and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001, with the entire provisions of FAS 141 and FAS 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC is currently evaluating the impact these statements will have on its results of operations and financial position.

    In August 2001, the FASB issued FAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("FAS 143"). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for EMC commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on EMC's financial position or results of operations.

    In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS 144 are to address issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for EMC commencing with its 2002 fiscal year. This accounting pronouncement is not expected to have a significant impact on EMC's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001. The following discussion contains forward-looking statements and should also be read in conjunction with "FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 22.

All dollar amounts in this Management's Discussion and Analysis are in millions.

Results of Operations—Third Quarter of 2001 Compared to Third Quarter of 2000

  General

    As a result of the decline in general economic and business conditions, EMC implemented a restructuring program during the quarter ended September 30, 2001 to reduce its cost structure and focus its resources on the highest potential growth areas of its business. During the quarter, EMC also recorded a provision for excess and obsolete inventory and recognized an other than temporary decline in certain of its equity investments. As a result, EMC incurred an aggregate charge of $825.2 million for restructuring costs and other special charges that included the following components:

Worldwide Reduction in Force

    The restructuring program includes a reduction in force of approximately 4,000 employees across all business functions and geographic regions. Approximately 62% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. The majority of the workforce reduction will be completed by December 31, 2001. The workforce reduction resulted in a pre-tax charge of $111.5 for termination benefits. As a result of labor laws in certain foreign countries in which EMC operates, the amount of termination benefits for employees in such countries was not determinable as of September 30, 2001. As these amounts are finalized, EMC will recognize additional charges. As of September 30, 2001, approximately 50 employees had been terminated.

Impairment of Goodwill, Purchased Intangibles and Other Long-Lived Assets

    The restructuring program includes terminating the sale of AViiON servers, exiting certain aspects of the media solutions business and certain aspects of the information storage services business and discontinuing the sale of certain software products. As a result, a pre-tax charge of $104.5 related to the impairment of goodwill, purchased intangibles and other long-lived assets was taken. The impairment charge is equal to the amount by which the assets' carrying amount exceeded the present value of their estimated discounted future cash flows. Additionally, a pre-tax charge of $34.5 was taken to recognize the cost of related and other contractual obligations for which EMC will no longer derive an economic benefit.

Consolidation of Excess Facilities and Other Special Charges

    The restructuring program includes a pre-tax charge of $158.1 for the consolidation of space within EMC's corporate headquarters and nearby facilites and elimination of excess field office space worldwide. Included in the charge is $110.1 for lease terminations and estimated losses on subleases and $48.0 for non-recoverable investments in buildings and leasehold improvements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

    A summary of the restructuring costs is outlined as follows:

Category	Provision	Amount Charged to the Provision	Accrual Balance at September 30, 2001	Non-Cash Portion of the Provision
Workforce reduction	$111.5	$1.3	$110.2	$—
Impairment of goodwill, purchased intangibles and other long-lived assets and related and other contractual obligations	139.0	104.5	34.5	104.5
Consolidation of excess facilities	158.1	48.0	110.1	48.0

Total	$408.6	$153.8	$254.8	$152.5

Provision for Excess and Obsolete Inventory

    EMC recorded a $310.0 pre-tax provision for excess and obsolete inventory. Due to the decline in demand for information storage products and the development by EMC of new technologies, EMC evaluated its inventory and determined that $310.0 was not recoverable.

Other than Temporary Investment Declines

    EMC recorded a pre-tax charge of $106.6 for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slow down, as well as the downturn in the storage industry, EMC determined that the decline in these investments was other than temporary and recognized an impairment loss.

    The classification of the restructuring costs and other special charges in the statement of operations consists of $398.5 contained within restructuring and other special charges, $320.1 contained in cost of sales and $106.6 contained in other expense, net.

    The restructuring program is expected to be substantially completed by June 30, 2002, although the ability to sell and sublet facilities is subject to appropriate market conditions. Remaining cash expenditures relating to workforce reductions and contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015. EMC expects to reduce costs in all areas of its operations as a result of the restructuring program, favorably impacting cost of sales, selling, general and administrative ("SG&A") expenses and research and development ("R&D") expenses. Once fully implemented, the restructuring program, together with the previously announced second quarter 2001 reduction in force, is expected to reduce costs by approximately $800.0 per year. The cost benefits of the third quarter restructuring program will begin to be realized in the fourth quarter of 2001.

  Revenues

    Total revenues for the third quarter of 2001 were $1,212.3, compared to $2,283.0 for the third quarter of 2000, representing a decrease of $1,070.7, or 47%.

    Information storage systems revenues were $675.6 in the third quarter of 2001, compared to $1,646.9 in the third quarter of 2000, representing a decrease of $971.3, or 59%. Information storage software revenues were $242.5 in the third quarter of 2001, compared to $332.3 in the third quarter of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

2000, representing a decrease of $89.8, or 27%. The decreases were primarily due to declining sales volumes. The continued global economic slow down experienced during 2001 has led to a reduction in information technology spending. Additionally, the impact of the terrorist attacks on September 11, 2001 negatively impacted revenues. EMC generally receives most of its orders in the last month and weeks and days of the quarter. The terrorist attacks contributed to the decline in orders received in the month of September 2001. Competitive pricing pressures also had an adverse effect on revenues.

    Information storage services revenues were $236.7 in the third quarter of 2001, compared to $161.4 in the third quarter of 2000, representing an increase of $75.3, or 47%. The increase was primarily related to increased volume from professional services engagements and increased maintenance revenues on information storage systems and information storage software.

    Total information storage revenues were $1,154.8 in the third quarter of 2001, compared to $2,140.6 in the third quarter of 2000, representing a decrease of $985.8, or 46%.

    Other businesses revenues were $57.4 in the third quarter of 2001, compared to $142.4 in the third quarter of 2000, representing a decrease of $85.0, or 60%. Other businesses revenues consist of revenues from AViiON server products and related services. The decrease in other businesses revenues was due to refocusing efforts on more profitable lines of business within the storage segments. In the third quarter of 2001, EMC stopped selling the AViiON server products. Accordingly, in the future, other businesses revenues will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

    Revenues declined in all geographic regions, with the exception of Latin America. Revenues on sales into North American markets were $714.2 in the third quarter of 2001, compared to $1,411.6 in the third quarter of 2000, representing a decrease of $697.4, or 49%. Revenues on sales into Europe, the Middle East and Africa were $283.5 in the third quarter of 2001, compared to $568.5 in the third quarter of 2000, representing a decrease of $285.0, or 50%. Revenues on sales into the Asia Pacific markets were $158.1 in the third quarter of 2001, compared to $248.0 in the third quarter of 2000, representing a decrease of $89.9, or 36%. Revenues on sales into the Latin American markets were $56.6 in the third quarter of 2001, compared to $55.0 in the third quarter of 2000, representing an increase of $1.6, or 3%. International revenues accounted for 41.1% of total revenues during the third quarter of 2001, compared to 38.2% in the third quarter of 2000. Changes in exchange rates in the third quarter of 2001 compared to the third quarter of 2000 negatively impacted revenues by approximately 3%.

  Gross Margins

    Overall gross margin dollars decreased to $43.8 in the third quarter of 2001 from $1,316.4 in the third quarter of 2000, a decrease of $1,272.6, or 97%. Included in this amount for the third quarter of 2001 is a charge of $320.1 for excess and obsolete inventory and impaired capitalized software. Excluding this charge, gross margin dollars decreased to $363.9, a decrease of $952.5 or 72%. The decline in gross margin dollars was primarily attributable to the reduction in revenues. The overall gross margin percentage, excluding the charge, decreased to 30.0% in the third quarter of 2001, compared to 57.7% in the third quarter of 2000.

    Due to the decline in demand for information storage products and the development by EMC of new technologies, EMC evaluated its inventory and determined that $310.0 of inventories was not recoverable. In addition, EMC discontinued selling certain information storage software products, resulting in the write-off of $10.0 of unamortized capitalized software.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

    Excluding the charge, the gross margin on information storage products decreased to 28.2% in the third quarter of 2001, compared to 60.9% in the third quarter of 2000. The decrease was primarily attributable to lower sales volume resulting in the absorption of fixed overhead costs over a lower revenue base. In addition, reduced sales prices associated with competitive pricing negatively impacted margins. Partially offsetting these factors was a change in the product mix with information storage software revenues accounting for a greater percentage of total information storage product revenues. Information storage software has a higher gross margin than information storage systems. Information storage software revenues, as a percentage of total revenues, increased to 20.0% in the third quarter of 2001 from 14.6% in the third quarter of 2000.

    The gross margin for information storage services increased to 35.3% in the third quarter of 2001, compared to 34.2% in the third quarter of 2000. The improvement in the gross margin percentage was attributable to greater productivity of EMC customer service and professional services personnel.

    The gross margin for other businesses declined to 37.2% in the third quarter of 2001, compared to 38.9% in the third quarter of 2000. The decline was attributable to lower margins realized on the sale of AViiON server products, resulting from winding down the business.

  Research and Development

    R&D expenses were $242.1 and $204.8 in the third quarters of 2001 and 2000, respectively, representing an increase of $37.3, or 18%. R&D expenses were 20.0% and 9.0% of revenues in the third quarters of 2001 and 2000, respectively. The increase in R&D spending reflects EMC's efforts to continue to improve its long-term competitive position. These efforts include enhancements to information storage software, enabling improved management, protection and sharing of information, and enhancements to information storage systems, including networked information storage systems. EMC will continue with its R&D efforts; however, the overall level of R&D spending is expected to decline in the next several quarters.

  Selling, General and Administrative

    SG&A expenses were $510.9 and $533.1 in the third quarters of 2001 and 2000, respectively, representing a decrease of $22.2, or 4%. SG&A expenses were 42.1% and 23.4% of revenues in the third quarters of 2001 and 2000, respectively. The decrease in SG&A expenses resulted from reduced selling costs associated with a reduction in sales and reductions in general and administrative expenses instituted to achieve a cost structure commensurate with the reduced revenue level.

  Investment Income

    Investment income increased to $64.6 in the third quarter of 2001 from $54.4 in the third quarter of 2000. Investment income increased primarily due to higher cash and investment balances that were derived primarily from operations.

  Other Expense, net

    Other expense, net was $121.2 in the third quarter of 2001, compared to $3.0 in the third quarter of 2000. Included in the 2001 amount was a $106.6 non-cash charge for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slow down, as well as the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

downturn in the storage industry, EMC determined that the decline in value in these investments was other than temporary and recognized an impairment loss.

  Provision (Benefit) for Income Taxes

    The benefit for income taxes was $222.7 in the third quarter of 2001 compared to an income tax provision of $169.5 in the third quarter of 2000. The effective tax rate was 19.1% in the third quarter of 2001 compared to 27.0% in the third quarter of 2000. The rate of the tax benefit in 2001 is lower than the rate of the tax provision in 2000 due to the apportionment of income and losses in foreign countries. Included in the rate for the third quarter of 2001 was an increase in foreign taxes, offset by certain benefits realized from a prior acquisition.

Results of Operations—First Nine Months of 2001 Compared to First Nine Months of 2000

  Revenues

    Total revenues for the first nine months of 2001 were $5,577.9, compared to $6,251.5 for the first nine months of 2000, representing a decrease of $673.6, or 11%.

    Information storage systems revenues were $3,465.5 in the first nine months of 2001, compared to $4,429.9 in the first nine months of 2000, representing a decrease of $964.4, or 22%. The decreases were primarily due to declining sales volumes. The continued global economic slow down experienced during 2001 has led to a reduction in information technology spending. Additionally, the impact of the terrorist attacks on September 11, 2001 negatively impacted revenues. EMC generally receives most of its orders in the last month and weeks and days of the quarter. The terrorist attacks contributed to the decline in orders received in the month of September 2001. Competitive pricing pressures also had an adverse effect on revenues.

    Information storage software revenues were $1,207.6 in the first nine months of 2001, compared to $952.6 in the first nine months of 2000, representing an increase of $255.0, or 27%. The increase was primarily due to greater demand during the first six months of 2001 for information storage software on both newly shipped and already installed systems, partially offset by reduced demand during the third quarter of 2001.

    Information storage services revenues were $700.7 in the first nine months of 2001, compared to $412.2 in the first nine months of 2000, representing an increase of $288.5, or 70%. The increase was primarily related to increased volume from professional services engagements and increased maintenance revenues on information storage systems and information storage software.

    Information storage software revenues and information storage services revenues increased, despite the decline in revenues for information storage systems, due to greater demand from customers to consolidate their storage networks. These consolidation efforts increased demand for EMC professional services to provide solutions and increased demand for software to provide centralized management of customers' storage networks.

    Total information storage revenues were $5,373.8 in the first nine months of 2001, compared to $5,794.8 in the first nine months of 2000, representing a decrease of $421.0, or 7%.

    Other businesses revenues were $204.1 in the first nine months of 2001, compared to $456.8 in the first nine months of 2000, representing a decrease of $252.7, or 55%. Other businesses revenues consist of revenues from AViiON server products and related services. The decrease in other businesses revenues was due to refocusing efforts on more profitable lines of business within the storage segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

In the third quarter of 2001, EMC stopped selling the AViiON server products. Accordingly, in the future, other businesses revenues will be comprised only of AViiON services revenues. These revenues are expected to decline in future quarters.

    Revenues on sales into North American markets were $3,285.5 in the first nine months of 2001, compared to $3,891.3 in the first nine months of 2000, representing a decrease of $605.8, or 16%. Revenues on sales into Europe, the Middle East and Africa were $1,409.2 in the first nine months of 2001, compared to $1,633.9 in the first nine months of 2000, representing a decrease of $224.7, or 14%. Revenues on sales into the Asia Pacific markets were $700.6 in the first nine months of 2001, compared to $592.4 in the first nine months of 2000, representing an increase of $108.2, or 18%. Revenues on sales into the Latin American markets were $182.7 in the first nine months of 2001, compared to $133.9 in the first nine months of 2000, representing an increase of $48.8, or 36%. International revenues accounted for 41.1% of total revenues in the first nine months of 2001, compared to 37.8% in the first nine months of 2000. Changes in exchange rates in the first nine months of 2001 compared to the first nine months of 2000 negatively impacted revenues by approximately 3%. The impact was most predominant in Japan, Germany, South America and the United Kingdom.

    The decline in revenues in the North American markets and Europe, the Middle East and Africa were attributable to the global economic slow down, the impact of the terrorist attacks of September 11, 2001 and price reductions. The increases in international sales in the Asia Pacific and Latin American markets were a result of EMC's efforts to expand its sales infrastructure throughout the world to meet demand for information storage products and services. While revenues increased in these markets, the amount of the increases were lower than anticipated due to the aforementioned factors affecting the other regions.

  Gross Margins

    Overall gross margin dollars decreased to $2,285.7 in the first nine months of 2001 from $3,591.4 in the first nine months of 2000, a decrease of $1,305.7, or 36%. Included in this amount for the first nine months of 2001 is a charge of $320.1 for excess and obsolete inventory and impaired capitalized software. Excluding this charge, gross margin dollars decreased to $2,605.8, a decrease of $985.6 or 27%. The decline in gross margin dollars was primarily attributable to the reduction in revenues. The overall gross margin percentage, excluding the charge, decreased to 46.7% in the first nine months of 2001, compared to 57.4% in the first nine months of 2000.

    Due to the decline in demand for information storage products and the development by EMC of new technologies, EMC evaluated its inventory and determined that $310.0 of inventories was not recoverable. In addition, EMC discontinued selling certain information storage software products, resulting in the write-off of $10.0 of unamortized capitalized software.

    Excluding the charge, the gross margin on information storage products decreased to 48.7% in the first nine months of 2001, compared to 61.3% in the first nine months of 2000. The decrease was primarily attributable to lower sales volume resulting in the absorption of fixed overhead costs over a lower revenue base. In addition, reduced sales prices associated with competitive pricing negatively impacted margins. Partially offsetting these factors was a change in the product mix with information storage software revenues accounting for a greater percentage of total information storage product revenues. Information storage software has a higher gross margin than information storage systems. Information storage software revenues, as a percentage of total revenues, increased to 21.6% in the first nine months of 2001 from 15.2% in the first nine months of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

    The gross margin for information storage services increased to 37.0% in the first nine months of 2001, compared to 31.2% in the first nine months of 2000. The improvement in the gross margin percentage was attributable to greater productivity of EMC customer service and professional services personnel.

    The gross margin for other businesses remained relatively constant at 34.9% in the first nine months of 2001, compared to 35.7% in the first nine months of 2000.

  Research and Development

    R&D expenses were $711.8 and $560.9 in the first nine months of 2001 and 2000, respectively, representing an increase of $150.9, or 27%. R&D expenses were 12.8% and 9.0% of revenues in the first nine months of 2001 and 2000, respectively. The increase in R&D spending from 2000 to 2001 reflects EMC's efforts to continue to improve its long-term competitive position. These efforts include enhancements to information storage software, enabling improved management, protection and sharing of information, and enhancements to information storage systems, including networked information storage systems. EMC will continue with its R&D efforts; however, the overall level of R&D spending is expected to decline in the next several quarters.

  Selling, General and Administrative

    SG&A expenses were $1,721.3 and $1,487.4 in the first nine months of 2001 and 2000, respectively, representing an increase of $233.9, or 16%. SG&A expenses were 30.9% and 23.8% of revenues in the first nine months of 2001 and 2000, respectively. Included in the 2001 results was a charge of $18.4 for a reduction in force announced in May 2001. Additionally, the increase in spending was attributable to efforts to expand sales and build an infrastructure to support an increased revenue base, partially offset by reductions in general and administrative expenses instituted in the third quarter of 2001 to achieve a cost structure commensurate with the reduced revenue level.

  Investment Income

    Investment income increased to $200.5 in the first nine months of 2001 from $143.1 in the first nine months of 2000. Investment income increased primarily due to higher cash and investment balances that were derived primarily from operations.

  Other Expense, net

    Other expense, net was $116.5 in the third quarter of 2001, compared to $4.1 in the third quarter of 2000. Included in the 2001 amount was a $106.6 non-cash charge for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slow down, as well as the downturn in the storage industry, EMC determined that the decline in value in these investments was other than temporary and recognized an impairment loss.

  Provision (Benefit) for Income Taxes

    The benefit for income taxes was $35.0 in the first nine months of 2001 and the provision for income taxes was $450.9 in the first nine months of 2000. The effective tax rate was 7.4% for the first nine months of 2001 and 27.0% for the first nine months of 2000. The rate of the tax benefit in 2001 is lower than the rate of the tax provision in 2000 due to the apportionment of income and losses in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

foreign countries. The tax rate for the remainder of the year will be impacted by fourth quarter operating results. Included in the rate for the nine months ended September 30, 2001, was an increase in foreign taxes, offset by certain benefits realized from a prior acquisition.

  Financial Condition

    Cash and cash equivalents and short and long-term investments were $4,968.1 and $4,745.3 at September 30, 2001 and December 31, 2000, respectively, representing an increase of $222.8. Included in the first nine months of 2001 was a reduction in cash and cash equivalents and short and long-term investments of $388.1 resulting from the distribution of EMC's interest in McDATA.

    Cash provided by operating activities for the first nine months of 2001 was $1,315.3, compared to $1,603.4 for the first nine months of 2000. In the first nine months of 2001, working capital increased by $912.7, compared to a $225.7 reduction in working capital in the first nine months of 2000. This change was due primarily to a reduction in accounts and notes receivable and accrued expenses. Offsetting the improvement in working capital was a reduction in cash generated from operations as a result of the loss incurred in the first nine months of 2001.

    Cash used for investing activities was $1,401.8 for the first nine months of 2001, compared to $1,021.5 for the first nine months of 2000. The increase was principally due to purchases of longer term securities to provide a better return on investments and the purchase of property, plant and equipment to support the needs of the business.

    Cash used for financing activities was $47.6 for the first nine months of 2001, compared to cash provided by financing activities of $553.0 for the first nine months of 2000. In 2000, the initial public offering of McDATA generated $376.6 in cash. In 2001, EMC distributed its ownership interest in McDATA. As a result of the distribution, McDATA's net assets are no longer consolidated with EMC, which resulted in a $141.9 reduction in cash.

    EMC has available for use a credit line of $50.0 and may elect to borrow at any time. Based on its current operating and capital expenditure forecasts, EMC believes that the combination of funds currently available, funds generated from operations and its available line of credit will be adequate to finance its ongoing operations for the next twelve months.

  New Accounting Pronouncements

    In July 2001, the FASB issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001, with the entire provisions of FAS 141 and FAS 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC is currently evaluating the impact these statements will have on its results of operations and financial position.

    In August 2001, the FASB issued FAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of FAS 143 apply to all entities that incur obligations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

associated with the retirement of tangible long-lived assets. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will be adopted by EMC in fiscal year 2003. This accounting pronouncement is not expected to have a significant impact on EMC's financial position or results of operations.

    In October 2001, the FASB issued FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS 144 are to address issues relating to the implementation of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will be adopted by EMC in fiscal 2002. This accounting pronouncement is not expected to have a significant impact on EMC's financial position or results of operations.

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

EMC's business could continue to be materially adversely affected as a result of general economic and market conditions.

    EMC is subject to the effects of general global economic and market conditions. EMC's operating results have been materially adversely affected as a result of recent unfavorable economic conditions and reduced information technology spending. If economic and market conditions do not improve, EMC's business, results of operations or financial condition could continue to be materially adversely affected.

EMC's business could continue to be materially adversely affected as a result of a lessening demand in the information technology market.

    EMC's revenues and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which EMC competes. Recently, there has been a decrease in demand for information storage systems, software and services as customers delay or reduce information technology expenditures. Sales expected to occur in the last month and weeks and days of a quarter have been cancelled or deferred until future quarters. There can be no assurance that such cancellations or deferrals will result in sales in the near term, or at all. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for EMC's products and services which could result in decreased revenues or earnings.

EMC may have difficulty managing operations.

    With the weakened global economy, EMC has experienced lower than expected revenues and has implemented a restructuring program to reduce its cost structure and focus its resources on the highest

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

potential growth areas of its business. EMC's future operating results will depend on the success of the restructuring program as well as on EMC's overall ability to manage operations, which includes, among other things:

  •
  retaining and hiring, as required, the appropriate number of qualified employees

  •
  enhancing and expanding, as appropriate, EMC's infrastructure, including but not limited to its information systems and management team

  •
  accurately forecasting revenues

  •
  managing inventory levels to minimize excess and obsolete inventory

  •
  controlling expenses

  •
  managing EMC's manufacturing capacity, real estate facilities and other assets

  •
  executing on its plans

    An unexpected further decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of operations could have a further material adverse effect on EMC's business, results of operations or financial condition.

Competitive pricing and difficulty managing product costs could materially adversely affect EMC's revenues and earnings.

    Competitive pricing pressures exist in the computer information storage market and have had, and in the future may have, a material adverse effect on EMC's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide information storage products or services, together with other products or services, at minimal or no additional cost in order to preserve or gain market share. EMC currently believes that pricing pressures are likely to continue.

    To date, EMC has been able to manage its component and product design costs. However, there can be no assurance that EMC will be able to continue to achieve reductions in component and product design costs. Further, the relative and varying rates of increases or decreases in product price and component cost could have a material adverse effect on EMC's earnings.

EMC's business could be materially adversely affected as a result of war or acts of terrorism.

    The recent terrorist attacks have exacerbated global economic conditions and have adversely impacted many businesses, including that of EMC. Terrorist acts or acts of war may cause damage or disruption to EMC's employees, facilities, customers, partners, suppliers and distributors and resellers, which could have a material adverse effect on EMC's business, results of operations or financial condition. Such conflicts may also cause damage or disruption to transportation and communication systems and on EMC's ability to manage logistics in such an environment, including receipt of components and distribution of products.

EMC may be unable to keep pace with rapid industry, technological and market changes.

    The markets in which EMC competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that EMC's existing products will continue to be properly positioned in the market or

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

receive customer acceptance or that EMC will be able to introduce new or enhanced products into the market on a timely basis, or at all.

    Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require EMC to modify existing products or to develop new products. Risks inherent in the transition to new products include the difficulty in forecasting customer preferences or demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers' demand for new products on the products being replaced, thereby causing an excessive obsolete supply of inventory, and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. EMC's failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on EMC's business, results of operation or financial condition.

If EMC's suppliers do not meet its quality or delivery requirements, EMC could have decreased revenues and earnings.

    EMC purchases many sophisticated components and products from one or a limited number of qualified suppliers, including some of its competitors. These components and products include disk drives, high density memory components and power supplies. EMC has experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of its suppliers were to cancel contracts or commitments with EMC or fail to meet the quality or delivery requirements needed to satisfy customer orders for its products, EMC could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on EMC's business, results of operations and financial condition.

    Additionally, EMC periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its quality or delivery requirements will have a material adverse impact on EMC's revenues and earnings.

EMC's business may suffer if it is unable to retain or attract key personnel.

    EMC's business depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the high technology industry. Because of the importance of stock-based incentive compensation in EMC's total compensation program, the volatility or lack of positive performance in EMC's stock price may from time to time adversely affect EMC's ability to retain or attract key employees. There can be no assurance that EMC will be successful in retaining existing personnel or recruiting new personnel. The loss of one or more key or other employees, EMC's inability to attract additional qualified employees or the delay in hiring key personnel could have a material adverse effect on EMC's business, results of operations or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

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

  •
  seasonal influences

    EMC's uneven sales pattern also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity accordingly. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could materially adversely affect quarterly revenues and earnings.

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

    EMC uses indirect channels of distribution, including distributors, systems integrators, resellers and original equipment manufacturers, in connection with marketing and selling EMC products and services. EMC may, from time to time, derive a significant percentage of its revenues from such indirect distribution channels. EMC's financial results could be materially adversely affected if its contracts with its indirect channels of distribution were terminated, if EMC's relationship with its indirect channels were to deteriorate or if the financial condition of its indirect channels were to weaken. In addition, as EMC's market opportunities change, EMC may have an increased reliance on indirect channels of distribution, which may negatively impact gross margins. There can be no assurance that EMC will be successful in maintaining or expanding these channels. If EMC is not successful,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

EMC may lose sales opportunities, customers and market share. Furthermore, the partial reliance on indirect channels of distribution may materially reduce the visibility to management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that EMC's indirect channels will not develop or market products or services in competition with EMC in the future.

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

    EMC competes with many established companies in the markets it serves and some of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than EMC. EMC also competes with many smaller, less established companies in specific product segments. Some of these companies may develop new technologies or products in advance of EMC or establish business models or technologies disruptive to EMC. EMC's business may be materially adversely affected by the announcement or introduction of new products by its competitors, including hardware and software products and services, and the implementation of effective marketing or sales strategies by its competitors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

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

    If flaws in design, production, assembly or testing of EMC's products were to occur by EMC or its suppliers, EMC could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to EMC's reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing, are critical factors in the future growth of EMC. There can be no assurance that EMC's efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for its products will be sufficient to permit EMC to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to EMC's reputation, any of which could have a material adverse effect on EMC's business, results of operations or financial condition.

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

    There can be no assurance that companies with which EMC has strategic alliances, certain of which have substantially greater financial, marketing or technological resources than EMC, will not develop or market products in competition with EMC in the future, discontinue their alliances with EMC or form alliances with EMC's competitors.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    See index to Exhibits on page 31 of this report.

  (b) Reports on Form 8-K

    EMC did not file any current report on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION
Date: November 8, 2001	By:	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended (1)
3.2	Amended and Restated By-laws of EMC Corporation (2)
4.1	Form of Stock Certificate (3)
10.1	EMC Corporation Executive Deferred Compensation Retirement Plan, as amended (filed herewith)

(1)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

QuickLinks

EMC CORPORATION
EMC CORPORATION PART I FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
EMC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
EMC CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
EMC CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EMC CORPORATION
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX