Form 10-Q
period 2002-03-31
EMC CORP
filed 2002-05-09
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2002	Commission File Number 1-9853

EMC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification Number)

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

Yes ☒                No ☐

        The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2002 was 2,223,384,654.

EMC CORPORATION

Page No.
Part I—Financial Information
Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2002 and 2001	6
Notes to Interim Consolidated Financial Statements	7-13
Management's Discussion and Analysis of Financial Condition and Results of Operations	14-25
Part II—Other Information	26
Signatures	27
Exhibit Index	28

EMC CORPORATION

PART I
FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,832,031	$2,129,019
Short-term investments	526,393	445,428
Accounts and notes receivable, less allowance for doubtful accounts of $45,935 and $36,169	1,072,692	1,348,569
Inventories	513,704	583,985
Deferred income taxes	271,399	287,597
Other current assets	117,347	128,644

Total current assets	4,333,566	4,923,242
Long-term investments	2,933,608	2,509,112
Property, plant and equipment, net	1,820,560	1,827,331
Intangible and other assets, net	573,952	583,110
Deferred income taxes	43,266	46,840

Total assets	$9,704,952	$9,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$56,548	$56,677
Accounts payable	437,807	424,132
Accrued expenses	927,834	1,024,211
Income taxes payable	267,002	315,368
Deferred revenue	417,373	359,026

Total current liabilities	2,106,564	2,179,414
Other liabilities	88,585	109,401
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,223,385 and 2,221,442 shares	22,234	22,214
Additional paid-in capital	3,483,184	3,470,325
Deferred compensation	(24,621)	(29,209)
Retained earnings	4,111,896	4,188,755
Accumulated other comprehensive loss, net	(64,632)	(33,007)
Treasury stock, at cost; 1,060 shares	(18,258)	(18,258)

Total stockholders' equity	7,509,803	7,600,820

Total liabilities and stockholders' equity	$9,704,952	$9,889,635

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Net sales	$1,024,623	$2,056,926
Services	277,355	287,869

	1,301,978	2,344,795
Costs and expenses:
Cost of sales	634,599	876,611
Cost of services	166,334	175,673
Research and development	200,951	224,040
Selling, general and administrative	454,668	593,036

Operating income (loss)	(154,574)	475,435
Investment income	55,525	71,609
Interest expense	(2,861)	(3,258)
Other income (expense), net	(7,890)	2,506

Income (loss) before taxes	(109,800)	546,292
Income tax provision (benefit)	(32,941)	147,497

Net income (loss)	$(76,859)	$398,795

Net income (loss) per weighted average share, basic	$(0.03)	$0.18

Net income (loss) per weighted average share, diluted	$(0.03)	$0.18

Weighted average shares, basic	2,221,685	2,203,865

Weighted average shares, diluted	2,221,685	2,248,773

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(76,859)	$398,795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158,814	144,931
Other than temporary declines in equity investments	3,315	—
Reversal of non-cash inventory provision	(28,071)	—
Amortization of deferred compensation	4,267	5,256
Provision for doubtful accounts	20,275	8,989
Deferred income taxes	18,820	(7,743)
Net loss on disposal of property, plant and equipment	62	1,324
Tax benefit from stock options exercised	359	90,315
Minority interest	—	29
Changes in assets and liabilities:
Accounts and notes receivable	261,620	188,603
Inventories	98,359	(75,507)
Other assets	16,438	(85,361)
Accounts payable	12,475	(43,002)
Accrued expenses	(96,587)	(37,429)
Income taxes payable	(48,366)	(113,949)
Deferred revenue	53,321	32,920
Other liabilities	(10,355)	3,130

Net cash provided by operating activities	387,887	511,301

Cash flows from investing activities:
Additions to property, plant and equipment	(115,128)	(281,121)
Proceeds from sales of property, plant and equipment	—	17,128
Capitalized software development costs	(28,752)	(29,737)
Purchases of short and long-term available for sale securities	(3,836,705)	(1,133,922)
Sales of short and long-term available for sale securities	3,197,647	927,925
Maturity of short and long-term available for sale securities	98,966	74,175

Net cash used by investing activities	(683,972)	(425,552)

Cash flows from financing activities:
Issuance of common stock	12,841	54,835
Cash portion of McDATA Corporation spin-off dividend	—	(141,981)
Payment of long-term obligations	(6,211)	(8,484)
Proceeds from short-term obligations, net	718	—

Net cash provided (used) by financing activities	7,348	(95,630)

Effect of exchange rate changes on cash	(8,251)	(3,735)

Net decrease in cash and cash equivalents	(296,988)	(13,616)
Cash and cash equivalents at beginning of period	2,129,019	1,983,221

Cash and cash equivalents at end of period	$1,832,031	$1,969,605

Non-cash activity:
—Distribution of net assets in McDATA Corporation dividend	$—	$234,152

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Net income (loss)	$(76,859)	$398,795
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $(4,283) and $(2,090)	(4,634)	(5,647)
Equity adjustment for minimum pension liability, net of taxes (benefit) of $343 and $(7,616)	(343)	(20,592)
Changes in market value of derivatives, net of taxes (benefit) of $(22) and $4,758	(196)	12,863
Changes in market value of investments, net of taxes (benefit) of $(8,181) and $6,402	(26,452)	17,312

Other comprehensive income (loss)	(31,625)	3,936

Comprehensive income (loss)	$(108,484)	$402,731

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

  Company

        EMC Corporation and its subsidiaries ("EMC") design, manufacture, market and support a wide range of storage platforms and software offerings, as well as related services, that enable its customers to store, manage, protect and share electronic information.

  Accounting

        The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended March 31, 2002 and 2001.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which are contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

        Certain prior year amounts have been reclassified to conform with the 2002 presentation.

2.    Inventories

        Inventories consist of (table in thousands):

	March 31, 2002	December 31, 2001
Purchased parts	$26,174	$ 28,508
Work-in-process	387,094	396,304
Finished goods	100,436	159,173

	$513,704	$583,985

3.    Property, Plant and Equipment

        Property, plant and equipment consists of (table in thousands):

	March 31, 2002	December 31, 2001
Furniture and fixtures	$147,439	$146,369
Equipment	1,934,432	1,888,361
Buildings and improvements	764,949	683,515
Land and improvements	92,171	93,159
Construction in progress	256,560	328,172

	3,195,551	3,139,576
Accumulated depreciation	(1,374,991)	(1,312,245)

	$1,820,560	$1,827,331

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Accrued Expenses

        Accrued expenses consist of (table in thousands):

	March 31, 2002	December 31, 2001
Salary and benefits	$284,605	$310,214
Warranty	114,228	118,347
2001 restructuring	159,289	199,281
Other	369,712	396,369

	$927,834	$1,024,211

5.    Net Income (Loss) Per Share

        Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Net income (loss)	$(76,859)	$398,795

Weighted average shares, basic	2,221,685	2,203,865
Weighted common stock equivalents	—	44,908

Weighted average shares, diluted	2,221,685	2,248,773

Net income (loss) per share, diluted	$(0.03)	$0.18

Options to acquire 155.8 million and 50.3 million shares of common stock, par value $.01 per share, of EMC ("Common Stock") for the three months ended March 31, 2002 and March 31, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

6.    Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets." FAS No. 142 requires goodwill to be tested for impairment and written down when impaired, rather than being amortized over useful lives, as previous standards required. This standard became effective for EMC commencing with its 2002 fiscal year. As a result of adopting FAS No. 142, approximately $45.0 million of goodwill amortization will not be recognized in 2002.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Goodwill and Other Intangible Assets (Continued)

        The following is the pro-forma effect on net income and net income per share had FAS No. 142 been in effect for the three months ended March 31, 2001 (table in thousands, except per share amounts):

Net income	$398,795
Add back: Impact of goodwill amortization, net of tax benefit of $455	11,027

Pro forma net income	$409,822

Net income per share, basic	$0.18
Add back: Impact of goodwill amortization, net of taxes	0.01

Pro forma net income per share, basic	$0.19

Net income per share, diluted	$0.18
Add back: Impact of goodwill amortization, net of taxes	—

Pro forma net income per share, diluted	$0.18

7.    Equity Transactions

        On February 7, 2001, EMC distributed to its stockholders of record as of the close of business on January 24, 2001, all of its shares of McDATA Corporation ("McDATA") Class A common stock. The distribution was effected by means of a pro rata dividend of approximately .0368069 of a share of McDATA Class A common stock for each share of Common Stock. In lieu of fractional shares of McDATA Class A common stock, each stockholder received a cash payment. The distribution, which totaled $376.1 million, has been accounted for as a tax-free dividend to EMC stockholders and charged to retained earnings based on the book value as of the date of the distribution. As a result of the distribution, EMC no longer has any equity ownership interest in McDATA.

8.    Commitments and Contingencies

  Lines of Credit

        EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. The Brazilian line requires EMC to borrow in Brazilian currency. As of March 31, 2002, EMC had $40.8 million outstanding on its line of credit in Brazil and none outstanding on its line of credit in the United States. The U.S. credit line bears interest at the bank's base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender (20% at March 31, 2002) and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. As of March 31, 2002, EMC was in compliance with the covenants. The Brazilian line of credit is denominated in local currency and as such, bears an interest rate commensurate with local currency short-term interest rates. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar and facilitate cash repatriation.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Commitments and Contingencies (Continued)

  Litigation

        In April 2002, EMC filed a complaint against Hitachi, Ltd. ("Hitachi") and Hitachi Data Systems Corporation ("HDS") with the International Trade Commission ("ITC") and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleges that Hitachi and HDS have engaged in unlawful activities by importing into the United States products that infringe six EMC patents. EMC has asked the ITC to issue an injunction to block importation of Hitachi's infringing software, including those software products sold by HDS. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. Thereafter, also in April 2002, Hitachi and Hitachi Computer Products (America), Inc. ("Hitachi America") filed a complaint against EMC in the United States Federal District Court for the Western District of Oklahoma alleging that certain EMC products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. EMC believes that Hitachi and Hitachi America's claims are without merit.

        EMC is a party to other litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

9.    Segment Information

        EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Information storage systems	$741,578	$1,564,312
Information storage software	282,323	467,519

	$1,023,901	$2,031,831

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Segment Information (Continued)

        EMC's management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate selling, general and administrative or research and development expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross profit attributable to these segments are included in the following table (table in thousands, except for footnote):

For the Three Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
March 31, 2002
Revenues	$1,023,901		$238,530	$39,547	$1,301,978
Gross profit	361,325	(1)	95,444	16,205	472,974	(1)
Gross profit percentage	35.3%	(1)	40.0%	41.0%	36.3%	(1)
March 31, 2001
Revenues	$2,031,831		$231,986	$80,978	$2,344,795
Gross profit	1,173,904		91,517	27,090	1,292,511
Gross profit percentage	57.8%		39.4%	33.5%	55.1%

(1)
Excludes the first quarter of 2002 reduction of $28.1 million related to the third quarter of 2001 provision for excess and obsolete inventory. See Note 10.

        EMC's revenues are attributed to the geographic areas according to the location of customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Sales:
United States	$749,680	$1,370,033

Other North America	19,156	44,674
Europe, Middle East, Africa	285,609	596,694
Asia Pacific	223,845	279,226
Latin America	23,688	54,168

Total International	552,298	974,762

Total	$1,301,978	$2,344,795

        No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2002 or March 31, 2001.

        At March 31, 2002, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,564.1 million in the United States and $176.5 million in Ireland. At December 31, 2001, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, totaled $1,551.5 million in the United States and $181.4 million in Ireland. No other country accounted for 10% or more of these assets at March 31, 2002 or December 31, 2001.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Restructuring Costs and Other Special Charges

        In the third quarter of 2001, EMC implemented a restructuring program to reduce its cost structure and focus its resources on the highest potential growth areas of its business. As a result of the program, EMC incurred restructuring and other special charges of $825.2 million. The restructuring charges consisted of $111.5 million for employee termination benefits, $104.5 million related to the impairment of goodwill, purchased intangibles and other long-lived assets, $158.1 million to consolidate excess facilities and $34.5 million for other contractual obligations for which EMC will no longer derive an economic benefit. The other special charges included a provision for excess and obsolete inventory of $310.0 million and an other than temporary decline in certain equity investments of $106.6 million.

        The following is a summary of the activity in the reserve for the restructuring liabilities from December 31, 2001 to March 31, 2002 (table in thousands):

Category	Balance as of December 31, 2001	Current Utilization	Balance as of March 31, 2002
Workforce reduction	$48,149	$(21,043)	$27,106
Impairment of goodwill, purchased intangibles and other long-lived assets and related and other contractual obligations	23,645	(11,807)	11,838
Consolidation of excess facilities	127,487	(7,142)	120,345

Total	$199,281	$(39,992)	$159,289

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. Approximately 62% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. As of March 31, 2002, approximately 3,600 employees had been terminated with the remainder to be terminated by the end of the second quarter of 2002.

        The following is a summary of the activity in the reserve for excess and obsolete inventory established as part of the third quarter 2001 restructuring program. Activity is shown from December 31, 2001 to March 31, 2002 (table in thousands):

Category	Balance as of December 31, 2001	Current Utilization	Reduction	Balance as of March 31, 2002
Excess and obsolete inventory	$255,467	$(46,114)	$(28,071)	$181,282

        The $28.1 million reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the usage of previously identified obsolete inventory.

        The restructuring program is expected to be substantially completed by June 30, 2002, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $254.7 million, of which $55.4 million was paid in 2001 and $30.8 million was paid in the first quarter of 2002. Remaining cash expenditures relating to workforce reductions and contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  New Accounting Pronouncements

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS No. 144 are to address issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 was effective for EMC commencing with its 2002 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on EMC's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and MD&A contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 22, 2002. The following discussion contains forward-looking statements and should also be read in conjunction with "FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 19.

All dollar amounts in this MD&A are in millions.

Results of Operations—First Quarter of 2002 Compared to First Quarter of 2001

  Revenues

        Total revenues for the first quarter of 2002 were $1,302.0, compared to $2,344.8 for the first quarter of 2001, representing a decrease of $1,042.8, or 44%.

        Information storage systems revenues were $741.6 in the first quarter of 2002, compared to $1,564.3 in the first quarter of 2001, representing a decrease of $822.7, or 53%. Information storage software revenues were $282.3 in the first quarter of 2002, compared to $467.5 in the first quarter of 2001, representing a decrease of $185.2, or 40%. The decrease in both information storage systems and software revenues was primarily due to declining sales volume. Sales were negatively influenced by the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. Continued adverse changes in the economy, further reductions in information technology spending or continued pricing pressures may continue to negatively impact revenue during 2002.

        Information storage services revenues were $238.5 in the first quarter of 2002, compared to $232.0 in the first quarter of 2001, representing an increase of $6.5, or 3%. The increase was primarily due to a greater volume of professional services.

        Total information storage revenues were $1,262.4 in the first quarter of 2002, compared to $2,263.8 in the first quarter of 2001, representing a decrease of $1,001.4, or 44%.

        Other businesses revenues were $39.5 in the first quarter of 2002, compared to $81.0 in the first quarter of 2001, representing a decrease of $41.5, or 51%. Other businesses revenues consist of revenues from AViiON server products and related services. Included in the first quarter of 2001 were revenues from AViiON server products of $25.1. In the third quarter of 2001, EMC stopped selling AViiON server products. Accordingly, other businesses revenues for the first quarter of 2002 and future quarters are and will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

        Revenues on sales into the North American markets were $768.8 in the first quarter of 2002, compared to $1,414.7 in the first quarter of 2001, representing a decrease of $645.9, or 46%. Revenues on sales into the European, Middle East and African markets were $285.6 in the first quarter of 2002, compared to $596.7 in the first quarter of 2001, representing a decrease of $311.1, or 52%. Revenues on sales into the Asia Pacific markets were $223.8 in the first quarter of 2002, compared to $279.2 in the first quarter of 2001, representing a decrease of $55.4, or 20%. Revenues on sales into the Latin American markets were $23.7 in the first quarter of 2002, compared to $54.2 in the first quarter of 2001, representing a decrease of $30.5, or 56%. The decline in revenues in all these markets was attributable to the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. The decline in revenues in Europe was also attributable to lower sales workforce productivity caused by the reduction in force related to our third quarter 2001 restructuring program, which, because of local labor laws, did not take place in Europe until well into the first quarter of 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Changes in exchange rates in the first quarter of 2002 compared to the first quarter of 2001 negatively impacted revenues by approximately 2%. The impact was most significant in Japan, Argentina and Brazil.

  Gross Margins

        Gross margin decreased to $501.0 in the first quarter of 2002 from $1,292.5 in the first quarter of 2001, a decrease of $791.5, or 61%. Included in the first quarter of 2002 results is a reduction of $28.1 related to the third quarter of 2001 provision for excess and obsolete inventory, equal to $310.0. The reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the usage of previously identified obsolete inventory. Included in the first quarter of 2001 was goodwill amortization of $11.1. As a result of implementing Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Excluding the effects of these two items, gross margin decreased to $472.9 in the first quarter of 2002 from $1,303.6 in the first quarter of 2001, a decrease of $830.7, or 64%, and the gross margin percentage declined to 36.3% in the first quarter of 2002 from 55.6% in the first quarter of 2001. The decline in gross margin dollars and percentage was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline.

        Gross margin for information storage products, excluding the effects of the $28.1 reduction to the provision for excess and obsolete inventory in 2002 and $10.2 related to goodwill amortization in 2001, decreased to 35.3% in the first quarter of 2002, compared to 58.3% in the first quarter of 2001. The decline was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline. Partially offsetting these declines was an increase in gross margin from information storage software revenues. Information storage software revenues, which have a higher gross margin than information storage systems revenues, accounted for 28% of information storage products revenues in the first quarter of 2002 compared to 23% in the first quarter of 2001.

        Gross margin for information storage services, excluding the effect of the $0.9 related to goodwill amortization in 2001, increased to 40.0% in the first quarter of 2002, compared to 39.9% in the first quarter of 2001. The increase in the gross margin percentage was attributable to greater productivity of our professional services personnel.

        Gross margin for other businesses increased to 41.0% in the first quarter of 2002, compared to 33.5% in the first quarter of 2001. The increase in the gross margin percentage resulted from this segment consisting only of services revenue in the first quarter of 2002 compared to both systems and services revenue in the first quarter of 2001.

  Research and Development

        Research and development ("R&D") expenses were $201.0 and $224.0 in the first quarters of 2002 and 2001, respectively, a decline of 10%. As a percentage of revenues, R&D expenses were 15.4% and 9.6% in 2002 and 2001, respectively. In addition, we spent $28.8 and $29.7 in the first quarters of 2002 and 2001, respectively, on software development, which costs were capitalized. Included in R&D expenses in the first quarter of 2001 was $0.4 related to goodwill amortization. As a result of implementing FAS No. 142, goodwill is no longer amortized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        R&D spending reflects our efforts to continue to improve our long-term competitive position. These efforts include enhancements to information storage software and information storage systems, including networked information storage systems. Significant efforts underway include R&D associated with our AutoIS software strategy, as well as enhancements to our Symmetrix, CLARiiON and Celerra systems.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses were $454.7 and $593.0 in the first quarters of 2002 and 2001, respectively, a decrease of 23%. As a percentage of revenues, SG&A expenses were 34.9% and 25.3% in the first quarters of 2002 and 2001, respectively. The decrease in SG&A expenses was primarily due to our continued cost cutting efforts as well as a decrease in commissions due to lower revenues.

  Restructuring Costs and Other Special Charges

        In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure and focus our resources on the highest potential growth areas of our business. As a result of the program, we incurred restructuring and other special charges of $825.2. The restructuring charges consisted of $111.5 for employee termination benefits, $104.5 related to the impairment of goodwill, purchased intangibles and other long-lived assets, $158.1 to consolidate excess facilities and $34.5 for other contractual obligations for which we will no longer derive an economic benefit. The other special charges included a provision for excess and obsolete inventory of $310.0 and an other than temporary decline in certain equity investments of $106.6.

        The following is a summary of the activity in the reserve for the restructuring liabilities from December 31, 2001 to March 31, 2002:

Category	Balance as of December 31, 2001	Current Utilization	Balance as of March 31, 2002
Workforce reduction	$48.2	$(21.1)	$27.1
Impairment of goodwill, purchased intangibles and other long-lived assets and related and other contractual obligations	23.7	(11.8)	11.9
Consolidation of excess facilities	127.4	(7.1)	120.3

Total	$199.3	$(40.0)	$159.3

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. Approximately 62% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. As of March 31, 2002, approximately 3,600 employees had been terminated with the remainder to be terminated by the end of the second quarter of 2002.

        The following is a summary of the activity in the reserve for excess and obsolete inventory established as part of the third quarter 2001 restructuring program. Activity is shown from December 31, 2001 to March 31, 2002:

Category	Balance as of December 31, 2001	Current Utilization	Reduction	Balance as of March 31, 2002
Excess and obsolete inventory	$255.5	$(46.1)	$(28.1)	$181.3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The $28.1 reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the usage of previously identified obsolete inventory.

        The restructuring program is expected to be substantially completed by June 30, 2002, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $254.7, of which $55.4 was paid in 2001 and $30.8 was paid in 2002. Remaining cash expenditures relating to workforce reductions and contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015. The restructuring program has reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of March 31, 2002, we have reduced operating expenses by approximately $210.0 per quarter compared to our operating cost structure for the quarter ended June 30, 2001.

  Investment Income

        Investment income decreased to $55.5 in the first quarter of 2002, from $71.6 in the first quarter of 2001. Investment income was earned primarily from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower realized gains on sales of investments and lower yields on outstanding investment balances. The weighted average return on investments, excluding realized gains, was 3.6% and 5.4% in the first quarters of 2002 and 2001, respectively.

  Other Income (Expense), net

        Other expense, net was $7.9 in the first quarter of 2002, compared to other income, net of $2.5 in the first quarter of 2001. The change was primarily due to foreign currency losses incurred in the first quarter of 2002 compared to foreign currency gains realized in the first quarter of 2001.

  Provision (Benefit) for Income Taxes

        The benefit for income taxes was $32.9 in the first quarter of 2002 compared to a provision for income taxes of $147.5 in the first quarter of 2001. As a result of our loss in the first quarter of 2002, we had an income tax benefit with an effective tax rate of 30.0%. In the first quarter of 2001, we had pre-tax earnings resulting in an effective tax rate of 27.0%. The rate of benefit in the first quarter of 2002 is higher than the rate of the tax provision in the first quarter of 2001 due to the projected annual mix of income and losses in the countries in which we operate.

  Financial Condition

        Cash and cash equivalents and short and long-term investments were $5,292.0 and $5,083.6 at March 31, 2002 and December 31, 2001, respectively, an increase of $208.4. During the first quarter of 2002, cash and cash equivalents decreased by $297.0 and short and long-term investments increased by $505.4.

        Cash provided by operating activities in the first quarter of 2002 was $387.9, compared to $511.3 in the first quarter of 2001. The decline in the first quarter of 2002 compared to the first quarter of 2001 was primarily attributable to the $76.9 net loss incurred in the first quarter of 2002 compared to the $398.8 of net income generated in the first quarter of 2001. Partially offsetting the reduction in net income was an improvement in working capital associated with reductions in accounts and notes receivable and inventories.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Cash used for investing activities was $684.0 in the first quarter of 2002, compared to $425.6 in the first quarter of 2001. Capital additions were $115.1 and $281.1 in the first quarters of 2002 and 2001, respectively. The decrease in capital additions resulted from cost containment measures implemented during the third quarter of 2001. Net purchases and maturities of investments, consisting primarily of debt securities, were $540.1 and $131.8 in the first quarters of 2002 and 2001, respectively.

        Cash provided by financing activities was $7.3 in the first quarter of 2002, compared to cash used for financing activities totaling $95.6 in the first quarter of 2001. During the first quarter of 2001, we distributed our ownership interest in McDATA. As a result of the distribution, McDATA's net assets were no longer consolidated with our assets, which resulted in a $142.0 reduction in cash.

        We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any exposure that may exist. Additionally, from time to time we may sell accounts receivable when it is economically beneficial. We also lend certain fixed income securities to generate investment income. During the first quarter of 2002, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At March 31, 2002, there were no outstanding securities lending transactions.

        We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line requires us to borrow in Brazilian currency. As of March 31, 2002, we had $40.8 outstanding on our line of credit in Brazil and none outstanding on our line of credit in the United States. The Brazilian line of credit requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of March 31, 2002, we were in compliance with the covenants. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar and facilitate cash repatriation.

        Based on our current operating and capital expenditure forecasts, we believe that the cominbation of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

        To date, inflation has not had a material impact on our financial results.

  New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS No. 144 are to address issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 was effective for us commencing with our 2002 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on our financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC.

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

        Our revenue and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which we compete. During 2001 and the first quarter of 2002, there was a decrease in demand for information storage products as customers delayed or reduced information technology expenditures. For 2002, customer forecasts indicate that information technology budgets may be further reduced. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

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

  •
  executing on our plans

        An unexpected further decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a further material adverse effect on our business, results of operations or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

        Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include the difficulty in forecasting customer preferences or demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers' demand for new products on the products being replaced, thereby causing an excessive obsolete supply of inventory, and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

        Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings.

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

        Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. We believe this uneven sales pattern is a result of many factors including:

  •
  the significant size of our average product price in relation to our customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter

  •
  the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

  •
  the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

  •
  seasonal influences

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

        In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate or if the financial condition of our channel partners were to weaken. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop or market products or services in competition with us in the future.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

        As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business including, among other things:

  •
  the effect of the acquisition on our financial and strategic position and reputation

  •
  the failure of an acquired business to further our strategies

  •
  the difficulty of integrating the acquired business

  •
  the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners

  •
  the diversion of our management's attention from other business concerns

  •
  the impairment of relationships with customers of the acquired business

  •
  the potential loss of key employees of the acquired company

  •
  the potential impairment of acquired assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

        We compete with many established companies in the markets we serve and some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than us. We also compete with many smaller, less established companies in specific product segments. Some of these companies may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products by our competitors, including hardware and software products and services, and the implementation of effective marketing or sales strategies by our competitors.

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
AND RESULTS OF OPERATIONS (Continued)

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

        From time to time, we receive notices from third parties claiming infringement by our products of third-party patent or other intellectual property rights. Responding to any such claim, regardless of its merit, could be time-consuming, result in costly litigation, divert management's attention and resources and cause us to incur significant expenses. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

We may become involved in litigation that may materially adversely affect us.

        In the ordinary course of business, we may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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
AND RESULTS OF OPERATIONS (Continued)

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

EMC CORPORATION

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        In April 2002, EMC filed a complaint against Hitachi, Ltd. ("Hitachi") and Hitachi Data Systems Corporation ("HDS") with the International Trade Commission ("ITC") and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleges that Hitachi and HDS have engaged in unlawful activities by importing into the United States products that infringe six EMC patents. We have asked the ITC to issue an injunction to block importation of Hitachi's infringing software, including those software products sold by HDS. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. Thereafter, also in April 2002, Hitachi and Hitachi Computer Products (America), Inc. ("Hitachi America") filed a complaint against us in the United States Federal District Court for the Western District of Oklahoma alleging that certain of our products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. We believe that Hitachi and Hitachi America's claims are without merit.

        We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits

        See index to Exhibits on page 28 of this report.

    (b) Reports on Form 8-K

        We did not file any current report on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION
Date: May 9, 2002	By:	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)

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