Form 10-Q
period 2002-06-30
EMC CORP
filed 2002-07-30
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2002	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

        The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2002 was 2,203,566,734.

EMC CORPORATION

Page No
Part I — Financial Information
Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2002 and 2001	6
Notes to Interim Consolidated Financial Statements	7-20
Management's Discussion and Analysis of Financial Condition and Results of Operations	21-39
Part II — Other Information	40-41
Signatures	42
Exhibit Index	43

EMC CORPORATION

PART I
FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,632,354	$2,129,019
Short-term investments	591,877	445,428
Accounts and notes receivable, less allowance for doubtful accounts of $48,922 and $36,169	1,022,836	1,348,569
Inventories	456,935	583,985
Deferred income taxes	261,584	287,597
Other current assets	116,030	128,644

Total current assets	4,081,616	4,923,242
Long-term investments	3,238,524	2,509,112
Property, plant and equipment, net	1,773,741	1,827,331
Intangible and other assets, net	547,726	583,110
Deferred income taxes	45,508	46,840

Total assets	$9,687,115	$9,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$47,851	$56,677
Accounts payable	415,944	424,132
Accrued expenses	897,756	1,024,211
Income taxes payable	350,686	315,368
Deferred revenue	471,930	359,026

Total current liabilities	2,184,167	2,179,414
Other liabilities	87,076	109,401
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,228,041 and 2,221,442 shares	22,280	22,214
Additional paid-in capital	3,532,009	3,470,325
Deferred compensation	(17,375)	(29,209)
Retained earnings	4,112,704	4,188,755
Accumulated other comprehensive loss, net	(15,479)	(33,007)
Treasury stock, at cost; 24,474 and 1,060 shares	(218,267)	(18,258)

Total stockholders' equity	7,415,872	7,600,820

Total liabilities and stockholders' equity	$9,687,115	$9,889,635

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Net sales	$1,099,671	$1,736,485	$2,124,294	$3,793,411
Services	287,867	284,370	565,222	572,239

	1,387,538	2,020,855	2,689,516	4,365,650
Costs and expenses:
Cost of sales	653,263	892,221	1,287,862	1,768,832
Cost of services	177,874	179,322	344,208	354,995
Research and development	202,027	245,627	402,978	469,667
Selling, general and administrative	420,779	617,336	875,447	1,210,372

Operating income (loss)	(66,405)	86,349	(220,979)	561,784
Investment income	57,823	64,239	113,348	135,848
Interest expense	(2,720)	(3,597)	(5,581)	(6,855)
Other income (expense), net	(5,650)	2,136	(13,540)	4,642

Income (loss) before taxes	(16,952)	149,127	(126,752)	695,419
Income tax provision (benefit)	(17,760)	40,265	(50,701)	187,762

Net income (loss)	$808	$108,862	$(76,051)	$507,657

Net income (loss) per weighted average share, basic	$0.00	$0.05	$(0.03)	$0.23

Net income (loss) per weighted average share, diluted	$0.00	$0.05	$(0.03)	$0.23

Weighted average shares, basic	2,208,383	2,207,655	2,214,997	2,205,770

Weighted average shares, diluted	2,215,903	2,239,799	2,214,997	2,247,021

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$(76,051)	$507,657
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	334,782	311,127
Other than temporary declines in equity investments	6,315	—
Reversal of non-cash inventory provision	(52,840)	—
Amortization of deferred compensation	7,552	10,837
Provision for doubtful accounts	26,822	11,282
Deferred income taxes	40,286	4,647
Net loss on disposal of property, plant and equipment	6,821	1,049
Tax benefit from stock options exercised	23,002	129,194
Minority interest	—	29
Changes in assets and liabilities:
Accounts and notes receivable	300,956	372,992
Inventories	188,791	(82,628)
Other assets	36,910	(34,665)
Accounts payable	1,901	(90,101)
Accrued expenses	(132,376)	(20,785)
Income taxes payable	4,639	(164,707)
Deferred revenue	107,678	59,789
Other liabilities	(9,594)	3,074

Net cash provided by operating activities	815,594	1,018,791

Cash flows from investing activities:
Additions to property, plant and equipment	(218,836)	(507,476)
Proceeds from sales of property, plant and equipment	—	17,143
Capitalized software development costs	(64,261)	(59,557)
Purchases of short and long-term available for sale securities	(5,324,084)	(3,072,293)
Sales of short and long-term available for sale securities	4,345,908	2,709,376
Maturity of short and long-term available for sale securities	121,646	84,020
Business acquisitions, net of cash acquired	—	(51,051)

Net cash used by investing activities	(1,139,627)	(879,838)

Cash flows from financing activities:
Issuance of common stock	43,030	103,050
Purchase of treasury stock	(200,009)	(2,293)
Payment of short-term obligations, net	(796)	—
Payment of long-term obligations	(8,099)	(9,163)
Issuance of long-term obligations	—	5
Cash portion of McDATA Corporation spin-off dividend	—	(141,981)

Net cash used by financing activities	(165,874)	(50,382)

Effect of exchange rate changes on cash	(6,758)	(2,970)

Net increase (decrease) in cash and cash equivalents	(496,665)	85,601
Cash and cash equivalents at beginning of period	2,129,019	1,983,221

Cash and cash equivalents at end of period	$1,632,354	$2,068,822

Non-cash activity:
—Issuance of capital lease obligations	$—	$24,490
—Distribution of net assets in McDATA Corporation dividend	—	234,152

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$808	$108,862	$(76,051)	$507,657
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $3,797, $288, $(486) and $(1,802)	8,311	781	3,677	(4,866)
Equity adjustment for minimum pension liability, net of taxes (benefit) of $0, $0, $343 and $(7,616)	—	—	(343)	(20,592)
Changes in market value of derivatives, net of taxes (benefit) of $(19), $(2,587), $(41) and $2,171	(168)	(6,994)	(364)	5,869
Changes in market value of investments, net of taxes (benefit) of $12,952, $(3,548), $4,771 and $2,854	41,010	(9,594)	14,558	7,718

Other comprehensive income (loss)	49,153	(15,807)	17,528	(11,871)

Comprehensive income (loss)	$49,961	$93,055	$(58,523)	$495,786

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

  Accounting

        The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2002 and 2001.

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

  Revenue Recognition

        EMC derives revenue from sales of information storage systems, software and services. EMC recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The following summarizes the major terms of EMC's contractual relationships with its customers and the manner in which EMC accounts for sales transactions.

      Systems sales

        Systems sales consist of the sale of hardware, including Symmetrix systems, CLARiiON systems, Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

      Software sales

        Software sales consist of the sale of software application programs that provide customers with information management, sharing or protection capabilities. Revenue for software is generally recognized upon shipment.

      Services revenue

        Services revenue consists of the sale of installation services, software warranty and maintenance, hardware maintenance, training and professional services.

        Installation is not considered essential to the functionality of EMC's products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customers or other vendors. Installation services revenues are recognized upon completion of installation.

        Software warranty and maintenance and hardware maintenance revenues are recognized ratably over the contract period.

        Training revenues are recognized upon completion of the training.

        Professional services revenues, which include information infrastructure design, integration and implementation, business continuity, data migration, networking storage and project management, are recognized as milestones are met which reflect the percentage of costs incurred on the project to total estimated costs.

      Multiple element arrangements

        EMC considers sales contracts that include a combination of systems, software or services to be multiple element arrangements. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, EMC defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. Undelivered elements typically include installation, training, software warranty and maintenance, hardware maintenance and professional services.

      Shipping terms

        EMC sales contracts generally provide for the customer to accept title and risk of loss when the product leaves EMC's facility. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, EMC defers recognizing revenue until title and risk of loss transfer to the customer.

      Leases

        Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

      Other

        EMC accrues for systems' warranty costs and reduces revenue for estimated sales returns at the time of shipment. Systems' warranty costs are estimated based upon EMC's historical experience and specific identification of systems' requirements. Sales returns are estimated based upon EMC's historical experience and specific identification of probable returns.

2.  Inventories

        Inventories consist of (table in thousands):

	June 30, 2002	December 31, 2001
Purchased parts	$19,215	$28,508
Work-in-process	379,972	396,304
Finished goods	57,748	159,173

	$456,935	$583,985

3.  Property, Plant and Equipment

        Property, plant and equipment consists of (table in thousands):

	June 30, 2002	December 31, 2001
Furniture and fixtures	$148,698	$146,369
Equipment	1,930,937	1,888,361
Buildings and improvements	764,426	683,515
Land and improvements	92,027	93,159
Construction in progress	234,323	328,172

	3,170,411	3,139,576
Accumulated depreciation	(1,396,670)	(1,312,245)

	$1,773,741	$1,827,331

4.  Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of FAS No. 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC has completed its transitional impairment test and concluded that there is no impairment to goodwill. Additionally, EMC reassessed the useful lives of its intangible assets and determined that no changes were required. As a result of adopting FAS No. 142, approximately $45.0 million of goodwill amortization will not be recognized in 2002.

        The following is a reconciliation of reported net income to adjusted net income and reported earnings per share to adjusted earnings per share had FAS No. 142 been in effect for the three and six months ended June 30, 2001 (table in thousands, except per share amounts):

	For the Three Months Ended June 30, 2001		For the Six Months Ended June 30, 2001
Net income	$108,862		$507,657
Add back: Impact of goodwill amortization, net of tax benefit of $1,511 and $1,966	12,715		23,742

Adjusted net income	$121,577		$531,399

Net income per share, basic	$0.05		$0.23
Add back: Impact of goodwill amortization, net of taxes	0.01		0.01

Adjusted net income per share, basic	$0.06		$0.24

Net income per share, diluted	$0.05		$0.23
Add back: Impact of goodwill amortization, net of taxes	0.01		0.01

Adjusted net income per share, diluted	$0.05	*	$0.24

*
Amount does not add to the total due to rounding.

        Intangible assets as of June 30, 2002 and December 31, 2001 consist of (table in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$259,989	$250,287
Accumulated amortization	(61,931)	(61,931)

	$198,058	$188,356

Purchased technology	99,005	95,305
Accumulated amortization	(58,455)	(50,295)

	$40,550	$45,010

Patents	57,157	57,157
Accumulated amortization	(43,559)	(38,174)

	$13,598	$18,983

Trademarks and customer lists	14,684	14,684
Accumulated amortization	(10,551)	(9,750)

	$4,133	$4,934

Total Intangible Assets	430,835	417,433
Accumulated amortization	(174,496)	(160,150)

	$256,339	$257,283

        Amortization expense on intangible assets was $6.7 million and $14.3 million for the three and six months ended June 30, 2002, respectively, and $21.2 million and $40.0 million for the three and six months ended June 30, 2001, respectively. As of December 31, 2001, amortization expense on existing intangibles for the next five years was as follows (table in thousands):

2002	$26,529
2003	22,650
2004	13,493
2005	3,810
2006	2,445

Total	$68,927

        Changes in the carrying amount of goodwill, net, on a total consolidated basis and by segment for the three and six months ended June 30, 2002 and June 30, 2001 consist of the following (tables in thousands):

	For the Three Months Ended June 30, 2002
	Information Storage Products	Information Storage Services	Other	Total
Balance, March 31, 2002	$196,443	$1,615	$—	$198,058

Balance, June 30, 2002	$196,443	$1,615	$—	$198,058

	For the Three Months Ended June 30, 2001
	Information Storage Products	Information Storage Services	Other	Total
Balance, March 31, 2001	$164,850	$6,512	$—	$171,362
Goodwill acquired	48,837	—	—	48,837
Amortization expense	(13,285)	(941)	—	(14,226)

Balance, June 30, 2001	$200,402	$5,571	$—	$205,973

	For the Six Months Ended June 30, 2002
	Information Storage Products	Information Storage Services	Other	Total
Balance, December 31, 2001	$186,741	$1,615	$—	$188,356
Finalization of purchase price allocation	9,702	—	—	9,702

Balance, June 30, 2002	$196,443	$1,615	$—	$198,058

	For the Six Months Ended June 30, 2001
	Information Storage Products	Information Storage Services	Other	Total
Balance, December 31, 2000	$168,884	$7,454	$—	$176,338
Goodwill acquired	55,343	—	—	55,343
Amortization expense	(23,825)	(1,883)	—	(25,708)

Balance, June 30, 2001	$200,402	$5,571	$—	$205,973

5.  Accrued Expenses

        Accrued expenses consist of (table in thousands):

	June 30, 2002	December 31, 2001
Salary and benefits	$290,909	$310,214
Warranty	108,262	118,347
2001 restructuring (see Note 10)	116,356	199,281
Other	382,229	396,369

	$897,756	$1,024,211

6.  Stockholders' Equity

  Common Stock Repurchase Program

        EMC's Board of Directors has authorized the repurchase of up to 50.0 million shares of its common stock, par value $.01 per share, of EMC ("Common Stock") from time to time. The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock which presents the aggregate cost of reacquired shares as a component of stockholders' equity. As of June 30, 2002, EMC had reacquired approximately 24.5 million shares.

  Supplemental Disclosures for Stock Based Compensation

        FAS No. 123, "Accounting for Stock Based Compensation" defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair market value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, EMC elected to apply Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB Opinion No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The following presents EMC's net income (loss) and net income (loss) per share in accordance with APB Opinion No. 25 and as adjusted to account for options in accordance with FAS No. 123 (table in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$808	$108,862	$(76,051)	$507,657
Incremental stock option expense per FAS No. 123	(92,051)	(82,126)	(191,541)	(150,043)

Adjusted net income (loss)	$(91,243)	$26,736	$(267,592)	$357,614

Net income (loss) per weighted average share, basic—as reported	$0.00	$0.05	$(0.03)	$0.23

Net income (loss) per weighted average share, diluted—as reported	$0.00	$0.05	$(0.03)	$0.23

Adjusted net income (loss) per weighted average share, basic	$(0.04)	$0.01	$(0.12)	$0.16

Adjusted net income (loss) per weighted average share, diluted	$(0.04)	$0.01	$(0.12)	$0.16

        The fair value of each option granted during 2002 and 2001 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001
Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	4.43%	4.36%
Expected life (years)	5.0	5.0

  Employee Stock Purchase Plan

        Under EMC's 1989 Employee Stock Purchase Plan (the "1989 Plan"), eligible employees of EMC may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of the fair market value of the Common Stock at the time of grant or 85% of the fair market value at the time of exercise. In accordance with the 1989 Plan, an option to purchase shares is granted to each eligible employee of EMC who elects to participate in the 1989 Plan twice yearly, on January 1 and July 1, and is exercisable on the succeeding June 30 or December 31, respectively. In May 2002, shareholders of EMC approved an amendment to the 1989 Plan to increase the number of shares available for grant under the 1989 Plan to 58.0 million shares from 48.0 million shares.

  Issuance of Subsidiary Stock

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

7.  Net Income (Loss) Per Share

        Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$808	$108,862	$(76,051)	$507,657

Weighted average shares, basic	2,208,383	2,207,655	2,214,997	2,205,770
Weighted common stock equivalents	7,520	32,144	—	41,251

Weighted average shares, diluted	2,215,903	2,239,799	2,214,997	2,247,021

Net income (loss) per share, diluted	$0.00	$0.05	$(0.03)	$0.23

        Options to acquire 130.5 million and 143.1 million shares of Common Stock for the three and six months ended June 30, 2002 and options to acquire 56.8 million and 31.5 million shares of Common Stock for the three and six months ended June 30, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

8.  Commitments and Contingencies

  Lines of Credit

        EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. The Brazilian line requires EMC to borrow in Brazilian currency. As of June 30, 2002, EMC had $33.2 million outstanding on its line of credit in Brazil and none outstanding on its line of credit in the United States. The U.S. credit line bears interest at the bank's base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender (21% at June 30, 2002) and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. As of June 30, 2002, EMC was in compliance with the covenants. The Brazilian line of credit is denominated in local currency and as such, bears an interest rate commensurate with local currency short-term interest rates. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar and facilitate cash repatriation.

  Litigation

        In April 2002, EMC filed a complaint against Hitachi, Ltd. and Hitachi Data Systems Corporation (together, "Hitachi") with the International Trade Commission ("ITC") and in the United States

Federal District Court in Worcester, Massachusetts. The ITC complaint alleges that Hitachi has engaged in unlawful activities by importing into the United States products that infringe six EMC patents. EMC asked the ITC to issue an injunction to block importation of Hitachi's infringing products and in May 2002, the ITC voted to commence an investigation into EMC's claims. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date EMC filed a complaint against Hitachi, in April 2002, Hitachi and Hitachi Computer Products (America), Inc. ("HICAM") filed a complaint against EMC in the United States Federal District Court for the Western District of Oklahoma alleging that certain of EMC's products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. EMC believes that Hitachi and HICAM's claims are without merit.

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

9.  Segment Information

        EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Information storage systems	$779,109	$1,225,600	$1,520,687	$2,789,912
Information storage software	320,568	497,538	602,891	965,057

	$1,099,677	$1,723,138	$2,123,578	$3,754,969

        EMC's management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate selling, general and administrative or research and development expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross profit attributable to these segments are included in the following table (tables in thousands, except for footnote):

For the Three Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
June 30, 2002
Revenues	$1,099,677		$251,148	$36,713	$1,387,538
Gross profit	421,651	(1)	93,955	16,026	531,632	(1)
Gross profit percentage	38.3	%(1)	37.4%	43.7%	38.3	%(1)
June 30, 2001
Revenues	$1,723,138		$231,995	$65,722	$2,020,855
Gross profit	842,135		84,398	22,779	949,312
Gross profit percentage	48.9%		36.4%	34.7%	47.0%
For the Six Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
June 30, 2002
Revenues	$2,123,578		$489,678	$76,260	$2,689,516
Gross profit	782,976	(2)	189,399	32,231	1,004,606	(2)
Gross profit percentage	36.9	%(2)	38.7%	42.3%	37.4	%(2)
June 30, 2001
Revenues	$3,754,969		$463,981	$146,700	$4,365,650
Gross profit	2,016,039		175,915	49,869	2,241,823
Gross profit percentage	53.7%		37.9%	34.0%	51.4%

(1)
Excludes the reduction of $24.8 million related to the third quarter of 2001 provision for excess and obsolete inventory. See Note 10.

(2)
Excludes the reduction of $52.8 million related to the third quarter of 2001 provision for excess and obsolete inventory. See Note 10.

        EMC's revenues are attributed to the geographic areas according to the location of customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Sales:
United States	$782,198	$1,110,450	$1,531,878	$2,480,483
Other North America	18,525	46,155	37,681	90,829

Total North America	800,723	1,156,605	1,569,559	2,571,312
Europe, Middle East, Africa	346,970	528,984	632,579	1,125,678
Asia Pacific	212,861	263,313	436,706	542,539
Latin America	26,984	71,953	50,672	126,121

Total International	586,815	864,250	1,119,957	1,794,338

Total	$1,387,538	$2,020,855	$2,689,516	$4,365,650

        No country other than the United States accounted for 10% or more of revenues during the three months or six months ended June 30, 2002 and June 30, 2001.

        At June 30, 2002, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,527.8 million in the United States and $173.0 million in Ireland. At December 31, 2001, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,551.5 million in the United States and $181.4 million in Ireland. No other country accounted for 10% or more of these assets at June 30, 2002 or December 31, 2001.

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

        The following is a summary of the activity in the reserve for the restructuring liabilities from March 31, 2002 to June 30, 2002 (table in thousands):

Category	Balance as of March 31, 2002	Adjustment	Current Utilization	Balance as of June 30, 2002
Workforce reduction	$27,106	$19,277	$(37,019)	$9,364
Other contractual obligations	11,838	(6,775)	(1,017)	4,046
Consolidation of excess facilities	120,345	(10,202)	(7,197)	102,946

Total	$159,289	$2,300	$(45,233)	$116,356

        The following is a summary of the activity in the reserve for the restructuring liabilities from December 31, 2001 to June 30, 2002 (table in thousands):

Category	Balance as of December 31, 2001	Adjustment	Current Utilization	Balance as of June 30, 2002
Workforce reduction	$48,149	$19,277	$(58,062)	$9,364
Other contractual obligations	23,645	(6,775)	(12,824)	4,046
Consolidation of excess facilities	127,487	(10,202)	(14,339)	102,946

Total	$199,281	$2,300	$(85,225)	$116,356

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

        The adjustment to the provision for workforce reduction was primarily attributable to greater severance payments associated with reductions in force in certain foreign jurisdictions. The adjustments to the provision for other contractual obligations and the provision for the consolidation of excess facilities resulted primarily from favorable settlements. For purposes of presentation in the accompanying statement of operations, the $2.3 million adjustment to the provision for restructuring has been classified within selling, general and administrative expenses.

        The following is a summary of the activity in the reserve for excess and obsolete inventory established as part of the third quarter 2001 restructuring program. Activity is shown from March 31, 2002 to June 30, 2002 (table in thousands):

Category	Balance as of March 31, 2002	Reduction	Current Utilization	Balance as of June 30, 2002
Excess and obsolete inventory	$181,282	$(24,769)	$(46,478)	$110,035

        The following is a summary of the activity in the reserve for excess and obsolete inventory established as part of the third quarter 2001 restructuring program. Activity is shown from December 31, 2001 to June 30, 2002 (table in thousands):

Category	Balance as of December 31, 2001	Reduction	Current Utilization	Balance as of June 30, 2002
Excess and obsolete inventory	$255,467	$(52,840)	$(92,592)	$110,035

        The $24.8 million and $52.8 million reductions resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the use of previously identified obsolete inventory. For purposes of presentation in the accompanying statement of operations, the reductions have been classified within cost of sales.

        As of June 30, 2002, the restructuring program has been substantially completed, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $247.8 million, of which $55.4 million was paid in 2001 and $76.0 million was paid in 2002. Remaining cash expenditures relating to workforce reductions and contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

11.  Income Taxes

        For the six months ended June 30, 2002, the estimated effective income tax rate was 40%. For the quarter ended March 31, 2002, the estimated effective income tax rate was 30%. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. As a result of the change in estimate, the effective income tax rate benefit for the quarter ended June 30, 2002 was 104.8%. The rate for the quarter ended June 30, 2002 includes $11.0 million to provide for an annual estimated effective income tax rate of 40%. The estimated rate for 2002 is subject to further change as a result of changes in the composition of the income and losses in the countries in which EMC operates and the effects, if any, from tax audits.

12.  New Accounting Pronouncements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and MD&A contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. The following discussion contains forward-looking statements and should also be read in conjunction with "FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 33.

All dollar amounts in this MD&A are in millions.

Results of Operations—Second Quarter of 2002 Compared to Second Quarter of 2001

  Revenues

        Total revenues for the second quarter of 2002 were $1,387.5, compared to $2,020.9 for the second quarter of 2001, representing a decrease of $633.4, or 31%.

        Information storage systems revenues were $779.1 in the second quarter of 2002, compared to $1,225.6 in the second quarter of 2001, representing a decrease of $446.5, or 36%. Information storage software revenues were $320.6 in the second quarter of 2002, compared to $497.5 in the second quarter of 2001, representing a decrease of $176.9, or 36%. The decrease in both information storage systems and software revenues was primarily due to declining sales volume. Sales were negatively influenced by the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. Continued adverse changes in the economy, further reductions in information technology spending or continued pricing pressures may continue to negatively impact revenue during 2002.

        Information storage services revenues were $251.1 in the second quarter of 2002, compared to $232.0 in the second quarter of 2001, representing an increase of $19.1, or 8%. The increase was primarily due to a greater volume of professional services.

        Total information storage revenues were $1,350.8 in the second quarter of 2002, compared to $1,955.1 in the second quarter of 2001, representing a decrease of $604.3, or 31%.

        Other businesses revenues were $36.7 in the second quarter of 2002, compared to $65.7 in the second quarter of 2001, representing a decrease of $29.0, or 44%. Other businesses revenues consist of revenues from AViiON server products and related services. Included in the second quarter of 2001 were revenues from AViiON server products of $13.3. In the third quarter of 2001, EMC stopped selling AViiON server products. Accordingly, other businesses revenues for 2002 and future quarters are and will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

        Revenues on sales into the North American markets were $800.7 in the second quarter of 2002, compared to $1,156.6 in the second quarter of 2001, representing a decrease of $355.9, or 31%. Revenues on sales into the European, Middle East and African markets were $347.0 in the second quarter of 2002, compared to $529.0 in the second quarter of 2001, representing a decrease of $182.0, or 34%. Revenues on sales into the Asia Pacific markets were $212.9 in the second quarter of 2002, compared to $263.3 in the second quarter of 2001, representing a decrease of $50.4, or 19%. Revenues on sales into the Latin American markets were $27.0 in the second quarter of 2002, compared to $72.0 in the second quarter of 2001, representing a decrease of $45.0, or 62%. The decline in revenues in all these markets was attributable to the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues.

        Changes in exchange rates in the second quarter of 2002 compared to the second quarter of 2001 negatively impacted revenues by less than 1%. The impact was most significant in Japan, Brazil and Argentina.

  Gross Margins

        Gross margin decreased to $556.4 in the second quarter of 2002 from $949.3 in the second quarter of 2001, a decrease of $392.9, or 41%. Included in the second quarter of 2002 results is a reduction to cost of sales, resulting in a gross margin benefit of $24.8 related to the reduction of the third quarter 2001 provision for excess and obsolete inventory, which totaled $310.0. The reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the use of previously identified obsolete inventory. Included in the second quarter of 2001 was goodwill amortization of $11.1. As a result of implementing Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Excluding the effects of these two items, gross margin decreased to $531.6 in the second quarter of 2002 from $960.4 in the second quarter of 2001, or 45%, and the gross margin percentage declined to 38.3% in the second quarter of 2002 from 47.5% in the second quarter of 2001. The decline in gross margin dollars and percentage was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline.

        Gross margin for information storage products, excluding the effects of the $24.8 reduction to the provision for excess and obsolete inventory in the second quarter of 2002 and $10.2 related to goodwill amortization in the second quarter of 2001, decreased to 38.3% in the second quarter of 2002, compared to 49.5% in the second quarter of 2001. The decline was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline.

        Gross margin for information storage services, excluding the effects of $0.9 related to goodwill amortization in 2001, increased to 37.4% in the second quarter of 2002, compared to 36.8% in the second quarter of 2001. The increase in the gross margin percentage was attributable to increased margins from systems maintenance.

        Gross margin for other businesses increased to 43.7% in the second quarter of 2002, compared to 34.7% in the second quarter of 2001. The increase in the gross margin percentage resulted from this segment consisting of only services revenue in the second quarter of 2002 compared to both systems and services revenue in the second quarter of 2001.

  Research and Development

        Research and development ("R&D") expenses were $202.0 and $245.6 in the second quarters of 2002 and 2001, respectively, a decline of 18%. As a percentage of revenues, R&D expenses were 14.6% and 12.2% in the second quarters of 2002 and 2001, respectively. In addition, we spent $35.5 and $29.8 in the second quarters of 2002 and 2001, respectively, on software development, which costs were capitalized. Included in R&D expenses in the second quarter of 2001 was $3.1 related to goodwill amortization. As a result of implementing FAS No. 142, goodwill is no longer amortized.

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

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses were $420.8 and $617.3 in the second quarters of 2002 and 2001, respectively, a decrease of 32%. As a percentage of revenues, SG&A expenses were 30.3% and 30.5% in the second quarters of 2002 and 2001, respectively. The decrease in SG&A expenses was primarily due to our continued cost cutting efforts that commenced in the third quarter of 2001 as part of our restructuring initiative as well as a decrease in commissions due to lower revenues.

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

        The following is a summary of the activity in the reserve for the restructuring liabilities from March 31, 2002 to June 30, 2002:

Category	Balance as of March 31, 2002	Adjustment	Current Utilization	Balance as of June 30, 2002
Workforce reduction	$27.1	$19.3	$(37.0)	$9.4
Other contractual obligations	11.9	(6.8)	(1.0)	4.1
Consolidation of excess facilities	120.3	(10.2)	(7.2)	102.9

Total	$159.3	$2.3	$(45.2)	$116.4

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

        The adjustment to the provision for workforce reduction was primarily attributable to greater severance payments associated with reductions in force in certain foreign jurisdictions. The adjustment to the provision for other contractual obligations and the provision for consolidation of excess facilities resulted primarily from favorable settlements. For purposes of presentation in the accompanying statement of operations, the $2.3 adjustment to the provision for restructuring has been classified within SG&A expenses.

        The following is a summary of the activity in the reserve for excess and obsolete inventory established as part of the third quarter 2001 restructuring program. Activity is shown from March 31, 2002 to June 30, 2002:

Category	Balance as of March 31, 2002	Reduction	Current Utilization	Balance as of June 30, 2002
Excess and obsolete inventory	$181.3	$(24.8)	$(46.5)	$110.0

        The $24.8 reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the use of previously identified obsolete inventory.

        As of June 30, 2002, the restructuring program has been substantially completed, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $247.8, of which $55.4 was paid in 2001 and $76.0 was paid in 2002. Remaining cash expenditures relating to workforce reductions and other contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015. The restructuring program has reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of June 30, 2002, we have reduced operating expenses by approximately $250.0 per quarter compared to our operating cost structure for the quarter ended June 30, 2001.

  Investment Income

        Investment income decreased to $57.8 in the second quarter of 2002, from $64.2 in the second quarter of 2001. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower realized gains on sales of investments and lower yields on outstanding investment balances. The weighted average annualized return on investments, excluding realized gains, was 3.7% and 5.0% in the second quarters of 2002 and 2001, respectively.

  Other Income (Expense), net

        Other expense, net was $5.7 in the second quarter of 2002, compared to other income, net of $2.1 in the second quarter of 2001. The change was primarily due to lower foreign currency gains realized in the second quarter of 2002 compared to the second quarter of 2001.

  Provision (Benefit) for Income Taxes

        The benefit for income taxes was $17.8 in the second quarter of 2002 compared to a provision for income taxes of $40.3 in the second quarter of 2001. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. As of the end of the first quarter of 2002, our projected estimated annual income tax rate was 30.0%. Due to a change in our estimated mix of income and losses in the countries in which we operate, our projected estimated annual income tax rate as of the end of the second quarter of 2002 was 40.0%. As a result of the change in estimate, the effective income tax rate benefit for the quarter ended June 30, 2002 was 104.8%. The rate for the quarter ended June 30, 2002 includes $11.0 million to provide for an annual estimated effective income tax rate of 40%. The estimated rate for 2002 is subject to further change as a result of changes in the composition of the income and losses in the countries in which we operate and the effects, if any, from tax audits. In the second quarter of 2001, we had pre-tax earnings resulting in an effective tax rate of 27.0%. The rate of the tax benefit in the second quarter of 2002 is higher than the rate of the tax provision in the second quarter of 2001 due to the composition of income and losses in the countries in which we operate.

Results of Operations—First Six Months of 2002 Compared to First Six Months of 2001

  Revenues

        Total revenues for the first six months of 2002 were $2,689.5, compared to $4,365.7 for the first six months of 2001, representing a decrease of $1,676.2, or 38%.

        Information storage systems revenues were $1,520.7 in the first six months of 2002, compared to $2,789.9 in the first six months of 2001, representing a decrease of $1,269.2, or 45%. Information storage software revenues were $602.9 in first six months of 2002, compared to $965.1 in the first six months of 2001, representing a decrease of $362.2, or 38%. The decrease in both information storage systems and software revenues was primarily due to declining sales volume. Sales were negatively influenced by the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. Continued adverse changes in the economy, further reductions in information technology spending or continued pricing pressures may continue to negatively impact revenue during 2002.

        Information storage services revenues were $489.7 in the first six months of 2002, compared to $464.0 in the first six months of 2001, representing an increase of $25.7, or 6%. The increase was primarily due to a greater volume of professional services.

        Total information storage revenues were $2,613.3 in the first six months of 2002, compared to $4,219.0 in the first six months of 2001, representing a decrease of $1,605.7, or 38%.

        Other businesses revenues were $76.3 in the first six months of 2002, compared to $146.7 in the first six months of 2001, representing a decrease of $70.4, or 48%. Other businesses revenues consist of revenues from AViiON server products and related services. Included in the first six months of 2001 were revenues from AViiON server products of $38.4. In the third quarter of 2001, EMC stopped selling AViiON server products. Accordingly, other businesses revenues for 2002 and future quarters are and will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

        Revenues on sales into the North American markets were $1,569.6 in the first six months of 2002, compared to $2,571.3 in the first six months of 2001, representing a decrease of $1,001.7, or 39%. Revenues on sales into the European, Middle East and African markets were $632.6 in the first six months of 2002, compared to $1,125.7 in the first six months of 2001, representing a decrease of $493.1, or 44%. Revenues on sales into the Asia Pacific markets were $436.7 in the first six months of 2002, compared to $542.5 in the first six months of 2001, representing a decrease of $105.8, or 20%. Revenues on sales into the Latin American markets were $50.7 in the first six months of 2002, compared to $126.1 in the first six months of 2001, representing a decrease of $75.4, or 60%. The decline in revenues in all these markets was attributable to the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. The decline in revenues in Europe was also attributable to lower sales workforce productivity caused by the reduction in force related to our third quarter 2001 restructuring program, which, because of local labor laws, did not take place in Europe until well into the first quarter of 2002.

        Changes in exchange rates in the first six months of 2002 compared to the first six months of 2001 negatively impacted revenues by approximately 1%. The impact was most significant in Japan, Argentina and Brazil.

  Gross Margins

        Gross margin decreased to $1,057.4 in the first six months of 2002 from $2,241.8 in the first six months of 2001, a decrease of $1,184.4, or 53%. Included in the first six months of 2002 results is a reduction to cost of sales, resulting in a gross margin benefit of $52.8 related to the reduction of the third quarter 2001 provision for excess and obsolete inventory, which totaled $310.0. The reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the use of previously identified obsolete inventory. Included in the first six months of 2001 was goodwill amortization of $22.2. As a result of implementing FAS No. 142, goodwill is no longer amortized. Excluding the effects of these two items, gross margin decreased to $1,004.6 in the first six months of 2002 from $2,264.1 in the first six months of 2001, or 56%, and the gross margin percentage declined to 37.4% in the first six months of 2002 from 51.9% in the first six months of 2001. The decline in gross margin dollars and percentage was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline.

        Gross margin for information storage products, excluding the effects of the $52.8 reduction to the provision for excess and obsolete inventory in 2002 and $20.3 related to goodwill amortization in 2001, decreased to 36.9% in the first six months of 2002, compared to 54.2% in the first six months of 2001. The decline was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline.

        Gross margin for information storage services, excluding the effect of the $1.9 related to goodwill amortization in 2001, remained consistent at 38.7% in the first six months of 2002, compared to 38.3% in the first six months of 2001.

        Gross margin for other businesses increased to 42.3% in the first six months of 2002, compared to 34.0% in the first six months of 2001. The increase in the gross margin percentage resulted from this segment consisting of only services revenue in the first six months of 2002 compared to both systems and services revenue in the first six months of 2001.

  Research and Development

        R&D expenses were $403.0 and $469.7 in the first six months of 2002 and 2001, respectively, a decline of 14%. As a percentage of revenues, R&D expenses were 15.0% and 10.8% in the first six months of 2002 and 2001, respectively. In addition, we spent $64.3 and $59.6 in the first six months of 2002 and 2001, respectively, on software development, which costs were capitalized. Included in R&D expenses in the first six months of 2001 was $3.5 related to goodwill amortization. As a result of implementing FAS No. 142, goodwill is no longer amortized.

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

  Selling, General and Administrative

        SG&A expenses were $875.4 and $1,210.4 in the first six months of 2002 and 2001, respectively, a decrease of 28%. As a percentage of revenues, SG&A expenses were 32.6% and 27.7% in the first six months of 2002 and 2001, respectively. The decrease in SG&A expenses was primarily due to our continued cost cutting efforts that commenced in the third quarter of 2001 as part of our restructuring initiative as well as a decrease in commissions due to lower revenues.

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

        The following is a summary of the activity in the reserve for the restructuring liabilities from December 31, 2001 to June 30, 2002:

Category	Balance as of December 31, 2001	Adjustment	Current Utilization	Balance as of June 30, 2002
Workforce reduction	$48.2	$19.3	$(58.1)	$9.4
Other contractual obligations	23.7	(6.8)	(12.8)	4.1
Consolidation of excess facilities	127.4	(10.2)	(14.3)	102.9

Total	$199.3	$2.3	$(85.2)	$116.4

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

        The adjustment to the provision for workforce reduction was primarily attributable to greater severance payments associated with reductions in force in certain foreign jurisdictions. The adjustment to the provision for other contractual obligations and the provision for the consolidation of excess facilities resulted primarily from favorable settlements. For purposes of presentation in the accompanying statement of operations, the $2.3 adjustment to the provision for restructuring has been classified within SG&A expenses.

        The following is a summary of the activity in the reserve for excess and obsolete inventory established as part of the third quarter 2001 restructuring program. Activity is shown from December 31, 2001 to June 30, 2002:

Category	Balance as of December 31, 2001	Reduction	Current Utilization	Balance as of June 30, 2002
Excess and obsolete inventory	$255.5	$(52.8)	$(92.7)	$110.0

        The $52.8 reduction resulted from a combination of favorable settlements with vendors on amounts due for cancelled orders and the use of previously identified obsolete inventory.

        The restructuring program has been substantially completed, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $247.8, of which $55.4 was paid in 2001 and $76.0 was paid in 2002. Remaining cash expenditures relating to workforce reductions and other contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015. The restructuring program has reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of June 30, 2002, we have reduced operating expenses by approximately $250.0 per quarter compared to our operating cost structure for the quarter ended June 30, 2001.

  Investment Income

        Investment income decreased to $113.3 in the first six months of 2002, from $135.8 in the first six months of 2001. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower realized gains on sales of investments and lower yields on outstanding investment balances. The weighted average annualized return on investments, excluding realized gains, was 3.6% and 5.2% in the first six months of 2002 and 2001, respectively.

  Other Income (Expense), net

        Other expense, net was $13.5 in the first six months of 2002, compared to other income, net of $4.6 in the first six months of 2001. The change was primarily due to foreign currency losses incurred in the first six months of 2002 compared to foreign currency gains realized in the first six months of 2001. Included in the six months ended June 30, 2002 was a $6.3 charge for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry. These investments are carried at cost, subject to adjustment for impairment.

  Provision (Benefit) for Income Taxes

        The benefit for income taxes was $50.7 in the first six months of 2002 compared to a provision for income taxes of $187.8 in the first six months of 2001. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. As a result of our pre-tax loss in the first six months of 2002, we had an income tax benefit with an effective tax rate of 40.0%. The estimated rate for 2002 is subject to change as a result of changes in the composition of the income and losses in the countries in which we operate and effects, if any, from tax audits. In the first six months of 2001, we had pre-tax earnings resulting in an effective tax rate of 27.0%. The rate of benefit in the first six months of 2002 is higher than the rate of the tax provision in the first six months of 2001 due to the composition of income and losses in the countries in which we operate.

  Financial Condition

        Cash and cash equivalents and short and long-term investments were $5,462.8 and $5,083.6 at June 30, 2002 and December 31, 2001, respectively, an increase of $379.2. During the first six months of 2002, cash and cash equivalents decreased by $496.7 and short and long-term investments increased by $875.9. Our mix of cash and cash equivalents and short and long-term investments fluctuates from quarter to quarter and is subject to the timing of expected cash receipts and cash disbursements.

        Cash provided by operating activities in the first six months of 2002 was $815.6, compared to $1,018.8 in the first six months of 2001. The decline in the first six months of 2002 compared to the first six months of 2001 was primarily attributable to the $76.1 net loss incurred in the first six months of 2002 compared to the $507.7 of net income generated in the first six months of 2001. Partially offsetting the reduction in net income was an improvement in working capital associated with reductions in accounts and notes receivable and inventories and an increase in deferred revenue associated primarily with software sales.

        Cash used for investing activities was $1,139.6 in the first six months of 2002, compared to $879.8 in the first six months of 2001. Capital additions were $218.8 and $507.5 in the first six months of 2002 and 2001, respectively. The decrease in capital additions resulted from cost containment measures implemented during the third quarter of 2001. Net purchases and maturities of investments, consisting primarily of debt securities, were $856.5 and $278.9 in the first six months of 2002 and 2001, respectively.

        Cash used for financing activities was $165.9 in the first six months of 2002, compared to $50.4 in the first six months of 2001. During the first six months of 2002, we repurchased 23.4 million shares of Common Stock at a cost of $200.0. As of June 30, 2002, we had repurchased 24.5 million of the 50.0 million shares of Common Stock authorized for repurchase by our Board of Directors in May 2001. During the first six months of 2001, we distributed our ownership interest in McDATA. As a result of the distribution, McDATA's net assets were no longer consolidated with our assets, which resulted in a $142.0 reduction in cash. Partially offsetting these uses of cash was the generation of $43.0 for the six months ended June 30, 2002 and $103.1 for the six months ended June 30, 2001, from the exercise of stock options.

        We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any exposure that may exist. Additionally, from time to time we may sell accounts receivable when it is economically beneficial. We also lend certain fixed income securities to generate investment income. During the first six months of 2002, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At June 30, 2002, there were no outstanding securities lending transactions.

        We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line requires us to borrow in Brazilian currency. As of June 30, 2002, we had $33.2 outstanding on our line of credit in Brazil and none outstanding on our line of credit in the United States. The Brazilian line of credit requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of June 30, 2002, we were in compliance with the covenants. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar and facilitate cash repatriation.

        Based on our current operating and capital expenditure forecasts, we believe that the cominbation of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

        To date, inflation has not had a material impact on our financial results.

Critical Accounting Policies

        Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments and estimates. Actual results could differ from those estimates. We believe the policies that fall within this category are the policies on revenue recognition, asset valuation and accounting for income taxes.

Revenue Recognition

        EMC derives revenue from sales of information storage systems, software and services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

  Systems sales

        Systems sales consist of the sale of hardware, including Symmetrix systems, CLARiiON systems, Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

  Software sales

        Software sales consist of the sale of software application programs that provide customers with information management, sharing or protection capabilities. Revenue for software is generally recognized upon shipment.

  Services revenue

        Services revenue consists of the sale of installation services, software warranty and maintenance, hardware maintenance, training and professional services.

        Installation is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customers or other vendors. Installation services revenues are recognized upon completion of installation.

        Software warranty and maintenance and hardware maintenance revenues are recognized ratably over the contract period.

        Training revenues are recognized upon completion of the training.

        Professional services revenues, which include information infrastructure design, integration and implementation, business continuity, data migration, networking storage and project management, are recognized as milestones are met which reflect the percentage of costs incurred on the project to total estimated costs.

  Multiple element arrangements

        We consider sales contracts that include a combination of systems, software or services to be multiple element arrangements. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. Undelivered elements typically include installation, training, software warranty and maintenance, hardware maintenance and professional services.

  Shipping terms

        Our sales contracts generally provide for the customer to accept title and risk of loss when the product leaves our facility. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, we defer recognizing revenue until title and risk of loss transfer to the customer.

  Leases

        Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

  Other

        We accrue for systems' warranty costs and reduce revenue for estimated sales returns at the time of shipment. Systems' warranty costs are estimated based upon our historical experience and specific identification of systems' requirements. Sales returns are estimated based upon our historical experience and specific identification of probable returns.

        Revenue recognition is governed by various accounting principles, including the Securities and Exchange Commission's Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," Statement of Position No. 97-2, "Software Revenue Recognition," FAS No. 48, "Revenue Recognition When Right of Return Exists," FAS No. 13, "Accounting for Leases," and SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue and costs recognized.

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

Asset Valuation

        Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, property, plant and equipment, investments, capitalized software and intangible and other assets. Asset valuation is governed by various accounting principles, including FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins", among others. Management uses a variety of factors to assess valuation depending upon the asset. For example, accounts and notes receivable are evaluated based upon the credit-worthiness of customers, historical experience, an assessment of expected returns and current market and economic conditions. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Property, plant and equipment, capitalized software and intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Investments are evaluated for impairment based upon market conditions, the industry sectors in which the entity operates and the viability of each entity. Changes in judgments on any of these factors could impact the value of the asset.

Accounting for Income Taxes

        Our effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. We recognize changes in our estimates as additional information becomes available. In addition, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, we include such allowance as an expense within the tax provision in our statement of operations. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

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

        We are subject to the effects of general global economic and market conditions. Our operating results have been materially adversely affected as a result of unfavorable economic conditions and reduced information technology spending. If economic and market conditions do not improve, our business, results of operations or financial condition could continue to be materially adversely affected.

Our business could continue to be materially adversely affected as a result of a lessening demand in the information technology market.

        Our revenue and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which we compete. During 2001 and the first and second quarters of 2002, there was a decrease in demand for information storage products as customers delayed or reduced information technology expenditures. For 2002, customer forecasts indicate that information technology budgets have been further reduced. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

We may have difficulty managing operations.

        Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

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

        If flaws in design, production, assembly or testing of our products were to occur, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing, are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

EMC CORPORATION

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        In April 2002, EMC filed a complaint against Hitachi, Ltd. and Hitachi Data Systems Corporation (together, "Hitachi") with the International Trade Commission ("ITC") and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleges that Hitachi has engaged in unlawful activities by importing into the United States products that infringe six EMC patents. We have asked the ITC to issue an injunction to block importation of Hitachi's infringing products and in May 2002, the ITC voted to commence an investigation into our claims. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date we filed a complaint against Hitachi, in April 2002, Hitachi and Hitachi Computer Products (America), Inc. ("HICAM") filed a complaint against us in the United States Federal District Court for the Western District of Oklahoma alleging that certain of our products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. We believe that Hitachi and HICAM's claims are without merit.

        We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 8, 2002. There was no solicitation in opposition to management's nominees as listed in EMC's proxy statement and all such nominees were elected as Class III directors for a three-year term. The stockholders approved an amendment to our 1989 Employee Stock Purchase Plan to increase the number of shares of available for grant under the Plan by 10,000,000 shares. The stockholders also voted on two stockholder proposals (Proposals 3 and 4). The stockholders approved Proposal 3, which requested that the Board take steps to nominate candidates that will result in a majority of independent directors. The stockholders voted against Proposal 4, which requested the Board nominating committee to make a greater commitment to locate qualified women and minorities as Board candidates, and provide a related report to stockholders. The results of the votes for each of these proposals were as follows:

1.
Election of Class III Directors:

	For	Withheld
Michael J. Cronin	1,745,808,239	64,538,176
W. Paul Fitzgerald	1,738,579,496	71,766,919
Joseph M. Tucci	1,583,719,365	226,627,050

        In addition to these directors, EMC's other incumbent directors (John R. Egan, Windle B. Priem, Michael C. Ruettgers and Alfred M. Zeien) had terms that continued after the 2002 Annual Meeting.

2.
To amend EMC's 1989 Employee Stock Purchase Plan:

For:	1,755,738,187
Against:	47,762,900
Abstain:	6,845,328
Broker Non-Vote:	0
3.
To approve Proposal 3, a stockholder proposal, as described above:

For:	645,241,768
Against:	505,520,101
Abstain:	16,396,025
Broker Non-Vote:	643,188,520
4.
To approve Proposal 4, a stockholder proposal, as described above:

For:	358,860,778
Against:	756,491,341
Abstain:	51,805,775
Broker Non-Vote:	643,188,520

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        See index to Exhibits on page 43 of this report.

        (b) Reports on Form 8-K

        We did not file any current report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION
Date: July 30, 2002	By:	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1	EMC Corporation 1985 Stock Option Plan, as amended (filed herewith).
10.2	EMC Corporation 1992 Stock Option Plan for Directors, as amended (filed herewith).
10.3	EMC Corporation 1993 Stock Option Plan, as amended (filed herewith).
10.4	EMC Corporation 2001 Stock Option Plan, as amended (filed herewith).
10.5	EMC Corporation Executive Deferred Compensation Retirement Plan, as amended (filed herewith).

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
All dollar amounts in this MD&A are in millions.
EMC CORPORATION
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX