Form 10-Q/A
period 2002-06-30
EMC CORP
filed 2002-08-13
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

        This Amendment to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is being filed for the purpose of amending Item 6 of Part II to include the statements required by Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2. No other changes are being made by this Amendment.

Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits

        See index to Exhibits on page 4 of this report.

  (b)    Reports on Form 8-K

        We did not file any current report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION
Date: August 13, 2002	By:	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1	EMC Corporation 1985 Stock Option Plan, as amended. (4)
10.2	EMC Corporation 1992 Stock Option Plan for Directors. (4)
10.3	EMC Corporation 1993 Stock Option Plan, as amended. (4)
10.4	EMC Corporation 2001 Stock Option Plan, as amended. (4)
10.5	EMC Corporation Executive Deferred Compensation Plan, as amended. (4)
99.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(4)
Filed with EMC Corporation's Quarterly Report on Form 10-Q filed July 30, 2002.

QuickLinks

SIGNATURES
EXHIBIT INDEX