Form 10-Q
period 2002-09-30
EMC CORP
filed 2002-11-08
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2002                                Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification Number)

176 South Street
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

YES ☒                        NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒                        NO ☐

        The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2002 was 2,199,785,507.

EMC CORPORATION

Page No
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5
Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2002 and 2001	6
Notes to Interim Consolidated Financial Statements	7–21
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22–40
Item 4. Controls and Procedures	41
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 5. Other Information	42
Item 6. Exhibits and Reports on Form 8-K	42
SIGNATURES	43
CERTIFICATIONS	44–45
EXHIBIT INDEX	46

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,741,396	$2,129,019
Short-term investments	795,352	445,428
Accounts and notes receivable, less allowance for doubtful accounts of $49,906 and $36,169	753,474	1,348,569
Inventories	515,199	583,985
Deferred income taxes	236,583	287,597
Other current assets	106,293	128,644

Total current assets	4,148,297	4,923,242
Long-term investments	3,225,238	2,509,112
Property, plant and equipment, net	1,703,955	1,827,331
Intangible and other assets, net	558,965	583,110
Deferred income taxes	36,951	46,840

Total assets	$9,673,406	$9,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$37,866	$56,677
Accounts payable	511,166	424,132
Accrued expenses	875,418	1,024,211
Income taxes payable	238,992	315,368
Deferred revenue	483,233	359,026

Total current liabilities	2,146,675	2,179,414
Other liabilities	92,571	109,401
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,230,716 and 2,221,442 shares	22,307	22,214
Additional paid-in capital	3,546,130	3,470,325
Deferred compensation	(14,264)	(29,209)
Retained earnings	4,133,965	4,188,755
Accumulated other comprehensive income (loss), net	7,343	(33,007)
Treasury stock, at cost; 30,931 and 1,060 shares	(261,321)	(18,258)

Total stockholders' equity	7,434,160	7,600,820

Total liabilities and stockholders' equity	$9,673,406	$9,889,635

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Net sales	$946,055	$925,736	$3,070,349	$4,719,147
Services	313,383	286,537	878,605	858,776

	1,259,438	1,212,273	3,948,954	5,577,923
Costs and expenses:
Cost of sales	605,021	984,476	1,892,883	2,753,308
Cost of services	180,788	183,969	524,996	538,964
Research and development	191,683	242,149	594,661	711,816
Selling, general and administrative	412,313	510,888	1,287,760	1,721,260
Restructuring and other charges	—	398,508	—	398,508

Operating loss	(130,367)	(1,107,717)	(351,346)	(545,933)
Investment income	73,071	64,627	186,419	200,475
Interest expense	(2,763)	(3,673)	(8,344)	(10,528)
Other expense, net	(17,418)	(121,272)	(30,958)	(116,530)

Loss before taxes	(77,477)	(1,167,935)	(204,229)	(472,516)
Income tax benefit	(98,738)	(222,728)	(149,439)	(34,966)

Net income (loss)	$21,261	$(945,207)	$(54,790)	$(437,550)

Net income (loss) per weighted average share, basic	$0.01	$(0.43)	$(0.02)	$(0.20)

Net income (loss) per weighted average share, diluted	$0.01	$(0.43)	$(0.02)	$(0.20)

Weighted average shares, basic	2,203,063	2,213,328	2,210,956	2,208,302

Weighted average shares, diluted	2,207,989	2,213,328	2,210,956	2,208,302

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(54,790)	$(437,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	496,476	484,637
Other than temporary declines in equity investments	6,315	106,560
Non-cash restructuring, inventory and other special charges (reduction)	(60,735)	407,535
Amortization of deferred compensation	10,663	16,242
Provision for doubtful accounts	30,441	11,811
Deferred income taxes, net	51,428	(322,013)
Net loss on disposal of property, plant and equipment	18,920	974
Tax benefit from stock options exercised	25,266	134,389
Minority interest	—	29
Changes in assets and liabilities:
Accounts and notes receivable	567,940	882,061
Inventories	156,155	(128,983)
Other assets	55,061	(10,430)
Accounts payable	88,910	(65,896)
Accrued expenses	(147,466)	292,305
Income taxes payable	(107,006)	(89,460)
Deferred revenue	118,707	29,220
Other liabilities	(5,537)	3,841

Net cash provided by operating activities	1,250,748	1,315,272

Cash flows from investing activities:
Additions to property, plant and equipment	(305,351)	(692,739)
Proceeds from sales of property, plant and equipment	6	17,310
Capitalized software development costs	(95,754)	(87,866)
Purchases of short and long-term available for sale securities	(6,840,581)	(4,153,019)
Sales of short and long-term available for sale securities	5,645,476	3,508,093
Maturities of short and long-term available for sale securities	187,397	109,318
Equity investment	(1,002)	—
Purchase of other assets	(1,700)	—
Business acquisition, net of cash acquired	(21,993)	(102,889)

Net cash used by investing activities	(1,433,502)	(1,401,792)

Cash flows from financing activities:
Issuance of common stock	54,914	125,959
Purchase of treasury stock	(243,063)	(18,258)
Payment of long term and short-term obligations	(13,952)	(13,353)
Issuance of long-term and short term obligations	1,512	5
Cash portion of McDATA Corporation spin-off dividend	—	(141,981)

Net cash used by financing activities	(200,589)	(47,628)
Effect of exchange rate changes on cash	(4,280)	1,525

Net decrease in cash and cash equivalents	(387,623)	(132,623)
Cash and cash equivalents at beginning of period	2,129,019	1,983,221

Cash and cash equivalents at end of period	$1,741,396	1,850,598

Non-cash activity:
—Options associated with business acquisitions	$—	$1,050
—Issuance of capital lease obligations	—	24,490
—Distribution of net assets in McDATA Corporation dividend	—	234,152
—Exchange of net assets for equity investment	3,560	—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net income (loss)	$21,261	$(945,207)	$(54,790)	$(437,550)
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes of $1,759, $2,002, $1,273 and $200	4,150	5,413	7,827	547
Equity adjustment for minimum pension liability, net of taxes (benefit) of $0, $0, $343 and $(7,616)	—	—	(343)	(20,592)
Changes in market value of derivatives, net of taxes (benefit) of $32, $(2,706), $(9) and $(535)	284	(7,315)	(80)	(1,446)
Changes in market value of investments, net of taxes of $20,624, $12,646, $25,395 and $15,500	18,388	34,190	32,946	41,908

Other comprehensive income	22,822	32,288	40,350	20,417

Comprehensive income (loss)	$44,083	$(912,919)	$(14,440)	$(417,133)

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

  Accounting

        The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2002 and 2001.

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

2. Inventories

        Inventories consist of (table in thousands):

	September 30, 2002	December 31, 2001
Purchased parts	$23,385	$28,508
Work-in-process	424,368	396,304
Finished goods	67,446	159,173

	$515,199	$583,985

3. Property, Plant and Equipment

        Property, plant and equipment consists of (table in thousands):

	September 30, 2002	December 31, 2001
Furniture and fixtures	$148,285	$146,369
Equipment	1,946,222	1,888,361
Buildings and improvements	774,870	683,515
Land and improvements	89,048	93,159
Construction in progress	210,028	328,172

	3,168,453	3,139,576
Accumulated depreciation	(1,464,498)	(1,312,245)

	$1,703,955	$1,827,331

4. Acquisitions and Investments

        In September 2002, EMC acquired all of the outstanding common and preferred stock of Prisa Networks, Inc. ("Prisa"), a software company, for $22.0 million. As of September 30, 2002, finalization of the purchase price allocation was subject to the completion of an appraisal of the acquired assets. Accordingly, as of September 30, 2002, the preliminary purchase price has been allocated to goodwill, all of which is classified within the information storage products segment. None of the goodwill is expected to be deductible for income tax purposes. The consolidated financial statements include the operating results of Prisa from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to EMC's consolidated results of operations.

        In September 2002, EMC acquired 1.8 million shares of Series A Preferred Stock of Diligent Technologies Corporation ("Diligent"), a software company, in exchange for EMC's equity interest in one of its wholly owned subsidiaries, which had a net book value of $4.6 million. In October 2002, EMC acquired an additional 2.0 million shares of Series A Preferred Stock of Diligent for a purchase price of $5.0 million. As a result of these transactions, EMC owns approximately 24% of the outstanding equity of Diligent, which is majority owned by two former EMC employees. EMC's investment in Diligent is being accounted for under the equity method.

5. Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of FAS No. 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC has completed its transitional impairment test and concluded that there is no impairment to goodwill. As a result of adopting FAS No. 142, approximately $45.0 million of goodwill amortization will not be recognized in 2002.

        The following is a reconciliation of reported net loss to adjusted net loss and reported loss per share to adjusted loss per share had FAS No. 142 been in effect for the three and nine months ended September 30, 2001 (table in thousands, except per share amounts):

	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2001
Net loss	$(945,207)	$(437,550)
Add back: Impact of goodwill amortization, net of tax benefit of $1,462 and $3,428	12,725	36,467

Adjusted net loss	$(932,482)	$(401,083)

Net loss per share, basic	$(0.43)	$(0.20)
Add back: Impact of goodwill amortization, net of taxes	0.01	0.02

Adjusted net loss per share, basic	$(0.42)	$(0.18)

Net loss per share, diluted	$(0.43)	$(0.20)
Add back: Impact of goodwill amortization, net of taxes	0.01	0.02

Adjusted net loss per share, diluted	$(0.42)	$(0.18)

        Intangible assets as of September 30, 2002 and December 31, 2001 consist of (table in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$282,572	$250,287
Accumulated amortization	(61,931)	(61,931)

	$220,641	$188,356

Purchased technology	99,005	95,305
Accumulated amortization	(62,567)	(50,295)

	$36,438	$45,010

Patents	58,857	57,157
Accumulated amortization	(45,530)	(38,174)

	$13,327	$18,983

Trademarks and customer lists	14,684	14,684
Accumulated amortization	(10,950)	(9,750)

	$3,734	$4,934

Total intangible assets	$455,118	$417,433
Accumulated amortization	(180,978)	(160,150)

	$274,140	$257,283

        Amortization expense on intangible assets was $6.5 million and $20.8 million for the three and nine months ended September 30, 2002, respectively, and $21.7 million and $61.7 million for the three and nine months ended September 30, 2001, respectively. The 2001 amounts included amortization of goodwill. As of December 31, 2001, amortization expense on existing intangibles for the next five years was as follows (table in thousands):

2002	$26,529
2003	22,650
2004	13,493
2005	3,810
2006	2,445

Total	$68,927

        Changes in the carrying amount of goodwill, net, on a total consolidated basis and by segment for the three and nine months ended September 30, 2002 and September 30, 2001 consist of the following (tables in thousands):

	For the Three Months Ended September 30, 2002
	Information Storage Products	Information Storage Services	Other	Total
Balance, June 30, 2002	$196,443	$1,615	$—	$198,058
Goodwill acquired	22,583	—	—	22,583

Balance, September 30, 2002	$219,026	$1,615	$—	$220,641

	For the Three Months Ended September 30, 2001
	Information Storage Products	Information Storage Services	Other	Total
Balance, June 30, 2001	$200,402	$5,571	$—	$205,973
Goodwill acquired	37,694	1,804	—	39,498
Goodwill impairment	(22,402)	(4,318)	—	(26,720)
Amortization expense	(13,157)	(1,030)	—	(14,187)

Balance, September 30, 2001	$202,537	$2,027	$—	$204,564

	For the Nine Months Ended September 30, 2002
	Information Storage Products	Information Storage Services	Other	Total
Balance, December 31, 2001	$186,741	$1,615	$—	$188,356
Goodwill acquired	22,583	—	—	22,583
Finalization of purchase price allocation	9,702	—	—	9,702

Balance, September 30, 2002	$219,026	$1,615	$—	$220,641

	For the Nine Months Ended September 30, 2001
	Information Storage Products	Information Storage Services	Other	Total
Balance, December 31, 2000	$168,884	$7,454	$—	$176,338
Goodwill acquired	93,037	1,804	—	94,841
Goodwill impairment	(22,402)	(4,318)	—	(26,720)
Amortization expense	(36,982)	(2,913)	—	(39,895)

Balance, September 30, 2001	$202,537	$2,027	$—	$204,564

6. Accrued Expenses

        Accrued expenses consist of (table in thousands):

	September 30, 2002	December 31, 2001
Salary and benefits	$310,989	$310,214
Warranty	106,911	118,347
2001 restructuring (See Note 11)	100,404	199,281
Other	357,114	396,369

	$875,418	$1,024,211

7. Stockholders' Equity

  Common Stock Repurchase Program

        In May 2001, EMC's Board of Directors authorized the repurchase of up to 50.0 million shares of its common stock, par value $.01 per share ("Common Stock"). In October 2002, the Board of Directors authorized the repurchase of an additional 250.0 million shares of Common Stock. The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock, which presents the aggregate cost of reacquired shares as a component of stockholder's equity. As of September 30, 2002, EMC had reacquired 30.9 million shares.

  Supplemental Disclosures for Stock Based Compensation

        FAS No. 123, "Accounting for Stock Based Compensation" defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, EMC elected to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB Opinion No. 25 does not require options to be expensed when granted at fair market value. The following presents EMC's net income (loss) and net income (loss) per share in accordance with APB Opinion No. 25 and as adjusted to account for options in accordance with FAS No. 123 (table in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net income (loss)	$21,261	$(945,207)	$(54,790)	$(437,550)
Incremental stock option expense per FAS No. 123	(74,706)	(87,840)	(266,247)	(237,883)

Adjusted net loss	$(53,445)	$(1,033,047)	$(321,037)	$(675,433)

Net income (loss) per weighted average share, basic-as reported	$0.01	$(0.43)	$(0.02)	$(0.20)

Net income (loss) per weighted average share, diluted-as reported	$0.01	$(0.43)	$(0.02)	$(0.20)

Adjusted net loss per weighted average share, basic	$(0.02)	$(0.47)	$(0.15)	$(0.31)

Adjusted net loss per weighted average share, diluted	$(0.02)	$(0.47)	$(0.15)	$(0.31)

        The fair value of each option granted during 2002 and 2001 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001
Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	4.16%	4.36%
Expected life (years)	5.0	5.0

  Employee Stock Purchase Plan

        Under EMC's 1989 Employee Stock Purchase Plan (the "1989 Plan"), eligible employees of EMC may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of the fair market value of the Common Stock at the time of grant or 85% of the fair market value at the time of exercise. In accordance with the 1989 Plan, an option to purchase shares is granted to each eligible employee of EMC who elects to participate in the 1989 Plan twice yearly, on January 1 and July 1 and is exercisable on the succeeding June 30 or December 31, respectively. In May 2002, shareholders of EMC approved an amendment to the 1989 Plan to increase the number of shares available for grant under the Plan to 58.0 million shares from 48.0 million shares.

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

8. Net Income (Loss) Per Share

        Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net income (loss)	$21,261	$(945,207)	$(54,790)	$(437,550)

Weighted average shares, basic	2,203,063	2,213,328	2,210,956	2,208,302
Weighted common stock equivalents	4,926	—	—	—

Weighted average shares, diluted	2,207,989	2,213,328	2,210,956	2,208,302

Net income (loss) per share, diluted	$0.01	$(0.43)	$(0.02)	$(0.20)

        Options to acquire 126.5 and 137.6 million shares of Common Stock for the three and nine months ended September 30, 2002, respectively, and options to acquire 115.0 and 109.5 million shares of Common Stock for the three and nine months ended September 30, 2001, respectively, were excluded from the calculation of diluted earnings (loss) per share because of their antidilutive effect.

9. Commitments and Contingencies

  Lines of Credit

        EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. The Brazilian line requires EMC to borrow in Brazilian currency. As of September 30, 2002, EMC had $25.3 million outstanding on its line of credit in Brazil and none outstanding on its line of credit in the United States. The U.S. credit line bears interest at the bank's base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender (23% at September 30, 2002) and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. As of September 30, 2002, EMC was in compliance with the covenants. The Brazilian line of credit is denominated in local currency and as such, bears an interest rate commensurate with local currency short-term interest rates. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar and facilitate cash repatriation.

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

        On September 30, 2002, EMC filed a complaint against Hewlett-Packard Company ("HP") in the United States Federal District Court in Worcester, Massachusetts alleging that certain HP products infringe six EMC patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On September 30, 2002, HP filed a complaint against EMC in the United States Federal District Court for the Northern District of California alleging that certain EMC products infringe seven HP patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC believes that HP's claims are without merit, and on October 1, 2002, EMC filed an amended complaint asking the court to declare that the seven HP patents referenced in HP's complaint are invalid and not infringed.

        EMC is a party to other litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC's business, results of operations or financial condition.

10. Segment Information

        EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Information storage systems	$662,417	$675,591	$2,183,104	$3,465,503
Information storage software	283,591	242,521	886,482	1,207,578

	$946,008	$918,112	$3,069,586	$4,673,081

        EMC's management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate selling, general and administrative or research and development expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross profit attributable to these segments are included in the following tables (tables in thousands, except for footnotes):

For the Three Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
September 30, 2002
Revenues	$946,008		$279,217	$34,213	$1,259,438
Gross profit	333,300	(1)	115,963	16,471	465,734	(1)
Gross profit percentage	35.2%		41.5%	48.1%	37.0%
September 30, 2001
Revenues	$918,112		$236,734	$57,427	$1,212,273
Gross profit	258,887	(2)	83,659	21,348	363,894	(2)
Gross profit percentage	28.2%		35.3%	37.2%	30.0%
For the Nine Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
September 30, 2002
Revenues	$3,069,586		$768,895	$110,473	$3,948,954
Gross profit	1,116,276	(3)	305,362	48,702	1,470,340	(3)
Gross profit percentage	36.4%		39.7%	44.1%	37.2%
September 30, 2001
Revenues	$4,673,081		$700,715	$204,127	$5,577,923
Gross profit	2,274,926	(2)	259,574	71,217	2,605,717	(2)
Gross profit percentage	48.7%		37.0%	34.9%	46.7%

(1)
Excludes the reduction of $7.9 million related to the third quarter of 2001 provision for excess and obsolete inventory. See Note 11.

(2)
Excludes the charge of $320.1 million related to the third quarter of 2001 provision for excess and obsolete inventory and impaired capitalized software. See Note 11.

(3)
Excludes the reduction of $60.7 million related to the third quarter of 2001 provision for excess and obsolete inventory. See Note 11.

        EMC's revenues are attributed to geographic areas according to the location of customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Sales:
United States	$751,403	$687,041	$2,283,281	$3,167,524
Other North America	20,110	27,142	57,791	117,971

Total North America	771,513	714,183	2,341,072	3,285,495

Europe, Middle East, Africa	305,568	283,488	938,147	1,409,166
Asia Pacific	157,598	158,051	594,304	700,590
Latin America	24,759	56,551	75,431	182,672

Total International	487,925	498,090	1,607,882	2,292,428

Total	$1,259,438	$1,212,273	$3,948,954	$5,577,923

        No country other than the United States accounted for 10% or more of revenues during the three months or nine months ended September 30, 2002 and 2001.

        At September 30, 2002, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,471.5 million in the United States and $163.4 million in Ireland. At December 31, 2001, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,551.5 million in the United States and $181.4 million in Ireland. No other country accounted for 10% or more of these assets at September 30, 2002 or December 31, 2001.

11. Restructuring Costs and Other Special Charges

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

        The following is a summary of the activity in the reserve for the restructuring liabilities from June 30, 2002 to September 30, 2002 (table in thousands):

Category	Balance as of June 30, 2002	Adjustment	Current Utilization	Balance as of September 30, 2002
Workforce reduction	$9,364	$—	$(9,256)	$108
Other contractual obligations	4,046	—	(125)	3,921
Consolidation of excess facilities	102,946	—	(6,571)	96,375

Total	$116,356	$—	$(15,952)	$100,404

        The following is a summary of the activity in the reserve for the restructuring liabilities from December 31, 2001 to September 30, 2002 (table in thousands):

Category	Balance as of December 31, 2001	Adjustment	Current Utilization	Balance as of September 30, 2002
Workforce reduction	$48,149	$19,277	$(67,318)	$108
Other contractual obligations	23,645	(6,775)	(12,949)	3,921
Consolidation of excess facilities	127,487	(10,202)	(20,910)	96,375

Total	$199,281	$2,300	$(101,177)	$100,404

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

        The adjustment to the provision for workforce reduction was primarily attributable to greater payouts associated with reductions in force in certain foreign jurisdictions. The adjustments to the provision for other contractual obligations and the provision for the consolidation of excess facilities resulted primarily from favorable settlements. For purposes of presentation in the accompanying statement of operations, the $2.3 million adjustment to the provision for restructuring has been classified within selling, general and administrative expenses.

        The following is a summary of the activity in the reserve from June 30, 2002 to September 30, 2002 for excess and obsolete inventory established as part of the third quarter 2001 restructuring program (table in thousands):

			Reversal of Reserve
		Inventory Scrapped and Charged Against the Reserve
Category	Balance as of June 30, 2002		Inventory Sold	Favorable Vendor Settlements	Balance as of September 30, 2002
Excess and obsolete EMC owned inventory	$107,269	$(76,291)	$(7,798)	$—	$23,180
Excess and obsolete vendor owned inventory	2,766	(2,670)	—	(96)	—

Total	$110,035	$(78,961)	$(7,798)	$(96)	$23,180

        The following is a summary of the activity in the reserve from December 31, 2001 to September 30, 2002 for excess and obsolete inventory established as part of the third quarter 2001 restructuring program (table in thousands):

			Reversal of Reserve
		Inventory Scrapped and Charged Against the Reserve
Category	Balance as of December 31, 2001		Inventory Sold	Favorable Vendor Settlements	Balance as of September 30, 2002
Excess and obsolete EMC owned inventory	$226,175	$(166,784)	$(36,211)	$—	$23,180
Excess and obsolete vendor owned inventory	29,292	(3,310)	(22,385)	(3,597)	—

Total	$255,467	$(170,094)	$(58,596)	$(3,597)	$23,180

        The reversal of the reserve resulted from the sale of previously identified obsolete inventory and a combination of favorable settlements with vendors on amounts due for cancelled orders. For purposes of presentation in the accompanying statement of operations, the reductions have been classified within cost of sales.

        As of June 30, 2002, the restructuring program had been substantially completed, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $247.8 million, of which $55.4 million was paid in 2001 and $92.0 million was paid in 2002. Remaining cash expenditures relating to workforce reductions and contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

        In the fourth quarter of 2002, EMC announced an additional restructuring program to further reduce its cost structure. The restructuring program includes a reduction in force of approximately 1,350 employees across certain business functions and geographic regions and the closure of certain facilities. As a result, EMC will incur a restructuring charge in the fourth quarter of 2002.

12. Income Taxes

        For the nine months ended September 30, 2002, the estimated effective income tax rate was a benefit of 73.2%. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the nine months ended September 30, 2002, the effective rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters which aggregated approximately $67.7 million. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other matters. As a result, the effective income tax rate benefit for the three months ended September 30, 2002 was 127.4%. The estimated effective income tax rate for 2002 is subject to further change as a result of changes in the composition of the income and losses in the countries in which EMC operates and the effects, if any, from tax audits.

13. New Accounting Pronouncements

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS No. 144 are to address issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 was effective for EMC commencing with its 2002 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on EMC's financial position or results of operations.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. The pronouncement nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF No. 94-3, a liability is recognized solely upon an entity's commitment to a plan. FAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized to be based upon whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. FAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. EMC is currently assessing the impact the pronouncement will have on its financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in EMC's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 22, 2002. The following discussion contains forward-looking statements and should also be read in conjunction with "FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 34.

All dollar amounts in this MD&A are in millions.

Results of Operations—Third Quarter of 2002 Compared to Third Quarter of 2001

  Revenues

        Total revenues for the third quarter of 2002 were $1,259.4, compared to $1,212.3 for the third quarter of 2001, representing an increase of $47.1, or 4%.

        Information storage systems revenues were $662.4 in the third quarter of 2002, compared to $675.6 in the third quarter of 2001, representing a decrease of $13.2, or 2%. Information storage software revenues were $283.6 in the third quarter of 2002, compared to $242.5 in the third quarter of 2001, representing an increase of $41.1, or 17%. The changes in sales for both information storage systems and software were primarily volume related. While the combined storage systems and software revenues increased in the third quarter of 2002 compared to the third quarter of 2001, the third quarter of 2001 was negatively impacted by the global economic slowdown that began in 2001 and further exacerbated by the events of September 11, 2001. We continue to be negatively influenced by the global economic slowdown, which has led to a reduction in information technology spending, as well as competitive pricing pressures. Continued adverse changes in the economy, further reductions in information technology spending or continued pricing pressures may continue to negatively impact revenue during the fourth quarter of 2002 and future quarters.

        Information storage services revenues were $279.2 in the third quarter of 2002, compared to $236.7 in the third quarter of 2001, representing an increase of $42.5, or 18%. The increase was primarily due to a greater volume of professional services, largely to support and implement automated networked storage solutions. Additionally, the increase was due to a greater volume of maintenance revenues associated with an increase in information storage software revenues.

        Total information storage revenues were $1,225.2 in the third quarter of 2002, compared to $1,154.8 in the third quarter of 2001, representing an increase of $70.4, or 6%.

        Other businesses revenues were $34.2 in the third quarter of 2002, compared to $57.4 in the third quarter of 2001, representing a decrease of $23.2, or 40%. Other businesses revenues consist of revenues from AViiON server products and related services. Included in the third quarter of 2001 were revenues from AViiON server products of $7.6. During the third quarter of 2001, EMC stopped selling AViiON server products. Accordingly, other businesses revenues for 2002 and future quarters are and will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

        Revenues on sales into the North American markets were $771.5 in the third quarter of 2002, compared to $714.2 in the third quarter of 2001, representing an increase of $57.3, or 8%. Revenues on sales into the European, Middle East and African markets were $305.6 in the third quarter of 2002, compared to $283.5 in the third quarter of 2001, representing an increase of $22.1, or 8%. Revenues on sales into the Asia Pacific markets were $157.6 in the third quarter of 2002, compared to $158.1 in the third quarter of 2001, representing a decrease of $0.5, or 0%. Revenues on sales into the Latin American markets were $24.8 in the third quarter of 2002, compared to $56.6 in the third quarter of 2001, representing a decrease of $31.8, or 56%. The decline in revenues in the Asia Pacific and Latin American markets and nominal growth in North American and European, Middle East and African markets were attributable to the continued global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. The decline in revenues in the Latin American markets has been further impacted by the region's political and currency instability.

        Changes in exchange rates in the third quarter of 2002 compared to the third quarter of 2001 positively impacted revenues by approximately 1%. The impact was most significant in Germany, Italy and Brazil.

  Gross Margins

        Gross margin increased to $473.6 in the third quarter of 2002 from $43.8 in the third quarter of 2001, an increase of $429.8. Included in the amount for the third quarter of 2001 is a charge of $320.1 for excess and obsolete inventory and impaired capitalized software. Included in the amount for the third quarter of 2002 is a reduction of $7.9 of the third quarter of 2001 provision for excess and obsolete inventory. The reduction resulted primarily from the sale of previously identified obsolete inventory. Additionally, included in the amount for the third quarter of 2001 is goodwill amortization of $11.2. As a result of implementing Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Excluding the effects of these items, gross margin was $465.7 in the third quarter of 2002, or 37.0% of revenue compared to $375.1 in the third quarter of 2001, or 30.9% of revenue. The increase in gross margin dollars and percentage was primarily attributable to the information storage products and information storage services segments.

        Gross margin for information storage products, excluding the effects of the adjustment for the provision for excess and obsolete inventory, impaired capitalized software and goodwill amortization, increased to 35.2% in the third quarter of 2002, compared to 29.3% in the third quarter of 2001. The increase was primarily attributable to the increased sales volume, a lower fixed cost component of cost of sales and a change in the product mix. The product mix in the third quarter of 2002 had a higher percentage of information storage software revenues, which has a higher gross margin percentage. Information storage software revenues accounted for 30% of information storage product revenues in the third quarter of 2002 compared to 26% in the third quarter of 2001.

        Gross margin for information storage services, excluding the effects of the adjustment for goodwill amortization, increased to 41.5% in the third quarter of 2002, compared to 35.8% in the third quarter of 2001. The improvement in the gross margin percentage was attributable to greater productivity of our customer service and professional services personnel.

        Gross margin for other businesses increased to 48.1% in the third quarter of 2002, compared to 37.2% in the third quarter of 2001. The increase in the gross margin percentage resulted from this segment consisting only of services revenue in the third quarter of 2002 compared to both systems and services revenue in the third quarter of 2001.

  Research and Development

        Research and development ("R&D") expenses were $191.7 and $242.1 in the third quarters of 2002 and 2001, respectively, a decline of 21%. As a percentage of revenues, R&D expenses were 15.2% and 20.0% in the third quarters of 2002 and 2001, respectively. The decrease in R&D expenses was due to our continued cost cutting efforts. In addition, we spent $31.5 and $28.3 in the third quarters of 2002 and 2001, respectively, on software development, which costs were capitalized. Included in R&D expenses in the third quarter of 2001 was $3.0 related to goodwill amortization. As a result of implementing FAS No. 142, goodwill is no longer amortized.

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

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses were $412.3 and $510.9 in the third quarters of 2002 and 2001, respectively, a decrease of 19%. As a percentage of revenues, SG&A expenses were 32.7% and 42.1% in the third quarters of 2002 and 2001, respectively. The decrease in SG&A expenses was primarily due to our continued cost cutting efforts.

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

        The following is a summary of the activity in the reserve for the restructuring liabilities from June 30, 2002 to September 30, 2002:

Category	Balance as of June 30, 2002	Adjustment	Current Utilization	Balance as of September 30, 2002
Workforce reduction	$9.4	$—	$(9.3)	$0.1
Other contractual obligations	4.1	—	(0.1)	4.0
Consolidation of excess facilities	102.9	—	(6.6)	96.3

Total	$116.4	$—	$(16.0)	$100.4

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

        The following is a summary of the activity in the reserve for excess and obsolete inventory from June 30, 2002 to September 30, 2002:

			Reversal of the Reserve
		Inventory Scrapped and Charged Against the Reserve
Category	Balance as of June 30, 2002		Inventory Sold	Favorable Vendor Settlements	Balance as of September 30, 2002
Excess and obsolete EMC owned inventory	$107.3	$(76.3)	$(7.8)	$—	$23.2
Excess and obsolete vendor owned inventory	2.7	(2.6)	—	(0.1)	—

Total	$110.0	$(78.9)	$(7.8)	$(0.1)	$23.2

        The reversal of the reserve resulted from a combination of the sale of previously identified obsolete inventory and favorable settlements with vendors on amounts due for cancelled orders.

        As of June 30, 2002, the restructuring program had been substantially completed, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $247.8, of which $55.4 was paid in 2001 and $92.0 was paid in 2002. Remaining cash expenditures relating to workforce reductions and other contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015. The restructuring program has reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of September 30, 2002, we have reduced operating expenses by approximately $280.0 per quarter compared to our operating cost structure for the quarter ended June 30, 2001.

        In the fourth quarter of 2002, we announced an additional restructuring program to further reduce our cost structure. The restructuring program includes a reduction in force of approximately 1,350 employees across certain business functions and geographic regions, and the closure of certain facilities. The restructuring program is expected to favorably impact cost of sales, SG&A and R&D. As a result, we will incur a restructuring charge in the fourth quarter of 2002. The amount of the charge will be dependent upon the amount of severance benefits and the number and site of facilities that are closed. We currently estimate the range of the charge will be between $125.0 and $250.0; however, the amount of the charge may change upon finalizing the plan.

  Investment Income

        Investment income increased to $73.1 in the third quarter of 2002, from $64.6 in the third quarter of 2001. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income increased because of greater realized gains on sales of investments, offset partially by lower yields on outstanding investment balances. The weighted average return on investments, excluding realized gains, was 3.5% and 4.6% in the third quarters of 2002 and 2001, respectively.

  Other Expense, net

        Other expense, net was $17.4 in the third quarter of 2002, compared to $121.2 in the third quarter of 2001. Included in the 2001 amount was a $106.6 non-cash charge for other than temporary declines in equity investments. The 2002 amount was comprised primarily of losses on the disposal of assets.

  Benefit for Income Taxes

        The benefit for income taxes was $98.7 in the third quarter of 2002 compared to $222.7 in the third quarter of 2001. The effective income tax rate benefit was 127.4% in the third quarter of 2002 compared to 19.1% in the third quarter of 2001. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the quarter ended September 30, 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters which aggregated approximately $67.7 million. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other matters. For the quarter ended September 30, 2001, the effective rate varied from the statutory rate due to the apportionment of income and losses in foreign countries and the establishment of provisions associated with the impact of foreign tax audits, partially offset by the tax benefits realized from a prior acquisition.

Results of Operations—First Nine Months of 2002 Compared to First Nine Months of 2001

  Revenues

        Total revenues for the first nine months of 2002 were $3,949.0, compared to $5,577.9 for the first nine months of 2001, representing a decrease of $1,628.9, or 29%.

        Information storage systems revenues were $2,183.1 in the first nine months of 2002, compared to $3,465.5 in the first nine months of 2001, representing a decrease of $1,282.4, or 37%. Information storage software revenues were $886.5 in first nine months of 2002, compared to $1,207.6 in the first nine months of 2001, representing a decrease of $321.1, or 27%. The decrease in both information storage systems and software revenues was primarily due to declining sales volume. Sales were negatively influenced by the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. Continued adverse changes in the economy, further reductions in information technology spending or continued pricing pressures may continue to negatively impact revenue during the fourth quarter of 2002 and future quarters.

        Information storage services revenues were $768.9 in the first nine months of 2002, compared to $700.7 in the first nine months of 2001, representing an increase of $68.2, or 10%. The increase was primarily due to a greater volume of professional services and maintenance revenues.

        Total information storage revenues were $3,838.5 in the first nine months of 2002, compared to $5,373.8 in the first nine months of 2001, representing a decrease of $1,535.3 or 29%.

        Other businesses revenues were $110.5 in the first nine months of 2002, compared to $204.1 in the first nine months of 2001, representing a decrease of $93.6, or 46%. Other businesses revenues consist of revenues from AViiON server products and related services. Included in the first nine months of 2001 were revenues from AViiON server products of $46.1. In the third quarter of 2001, EMC stopped selling AViiON server products. Accordingly, other businesses revenues for 2002 and future quarters are and will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

        Revenues on sales into the North American markets were $2,341.1 in the first nine months of 2002, compared to $3,285.5 in the first nine months of 2001, representing a decrease of $944.4, or 29%. Revenues on sales into the European, Middle East and African markets were $938.1 in the first nine months of 2002, compared to $1,409.2 in the first nine months of 2001, representing a decrease of

$471.1, or 33%. Revenues on sales into the Asia Pacific markets were $594.3 in the first nine months of 2002, compared to $700.6 in the first nine months of 2001, representing a decrease of $106.3, or 15%. Revenues on sales into the Latin American markets were $75.4 in the first nine months of 2002, compared to $182.7 in the first nine months of 2001, representing a decrease of $107.3, or 59%. The decline in revenues in all these markets was attributable to the global economic slowdown that began in 2001, which has led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. The decline in the Latin American markets has been further impacted by the region's political and currency instability.

        Changes in exchange rates in the first nine months of 2002 compared to the first nine months of 2001 had a negligible effect on revenues.

  Gross Margins

        Gross margin decreased to $1,531.1 in the first nine months of 2002 from $2,285.7 in the first nine months of 2001, a decrease of $754.6, or 33%. Included in the amount for the first nine months of 2001 is a charge of $320.1 for excess and obsolete inventory and impaired capitalized software. Included in the amount for the first nine months of 2002 is a reduction of $60.7 related to the third quarter of 2001 provision for excess and obsolete inventory. The reduction resulted from the sale of previously identified obsolete inventory and a combination of favorable settlements with vendors on amounts due for cancelled orders. Also included in the first nine months of 2001 is goodwill amortization of $33.5. As a result of implementing FAS No. 142, goodwill is no longer amortized. Excluding the effects of these items, gross margin decreased to $1,470.4 in the first nine months of 2002 from $2,639.2 in the first nine months of 2001 and the gross margin percentage declined to 37.2% in the first nine months of 2002 from 47.3% in the first nine months of 2001. The decline in gross margin dollars and percentage was primarily attributable to the information storage products segment.

        Gross margin for information storage products, excluding the effects of the adjustments for the provision for excess and obsolete inventory, impaired capitalized software and goodwill amortization, decreased to 36.4% in the first nine months of 2002, compared to 49.3% in the first nine months of 2001. The decline was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices also contributed to the decline.

        Gross margin for information storage services, excluding the effects of the adjustment for goodwill amortization, increased to 39.7% in the first nine months of 2002, compared to 37.5% in the first nine months of 2001. The increase in the gross margin percentage was attributable to increased margins earned on systems maintenance and professional services.

        Gross margin for other businesses increased to 44.1% in the first nine months of 2002, compared to 34.9% in the first nine months of 2001. The increase in the gross margin percentage resulted from this segment consisting only of services revenue in the first nine months of 2002 compared to both systems and services revenue in the first nine months of 2001.

  Research and Development

        R&D expenses were $594.7 and $711.8 in the first nine months of 2002 and 2001, respectively, a decline of 16%. As a percentage of revenues, R&D expenses were 15.1% and 12.8% in the first nine months of 2002 and 2001, respectively. The decrease in R&D expenses was due to our continued cost cutting efforts. In addition, we spent $95.8 and $87.9 in the first nine months of 2002 and 2001, respectively, on software development, which costs were capitalized. Included in R&D expenses in the first nine months of 2001 was $6.4 related to goodwill amortization. As a result of implementing FAS No. 142, goodwill is no longer amortized.

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

  Selling, General and Administrative

        SG&A expenses were $1,287.8 and $1,721.3 in the first nine months of 2002 and 2001, respectively, a decrease of 25%. As a percentage of revenues, SG&A expenses were 32.6% and 30.9% in the first nine months of 2002 and 2001, respectively. The decrease in SG&A expenses was primarily due to our continued cost cutting efforts as well as a decrease in commissions due to lower revenues.

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

        The following is a summary of the activity in the reserve for the restructuring liabilities from December 31, 2001 to September 30, 2002:

Category	Balance as of December 31, 2001	Adjustment	Current Utilization	Balance as of September 30, 2002
Workforce reduction	$48.2	$19.3	$(67.4)	$0.1
Other contractual obligations	23.7	(6.8)	(12.9)	4.0
Consolidation of excess facilities	127.4	(10.2)	(20.9)	96.3

Total	$199.3	$2.3	$(101.2)	$100.4

        The restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

        The adjustment to the provision for workforce reduction was primarily attributable to greater payouts associated with reductions in force in certain foreign jurisdictions. The adjustment to the provision for other contractual obligations and the provision for the consolidation of excess facilities resulted primarily from favorable settlements. For purposes of presentation in the accompanying statement of operations, the $2.3 adjustment to the provision for restructuring has been classified within SG&A expenses.

        The following is a summary of the activity in the reserve for excess and obsolete inventory from December 31, 2001 to September 30, 2002:

			Reversal of the Reserve
		Inventory Scrapped and Charged Against the Reserve
Category	Balance as of December 31, 2001		Inventory Sold	Favorable Vendor Settlements	Balance as of September 30, 2002
Excess and obsolete EMC owned inventory	$226.2	$(166.8)	$(36.2)	$—	$23.2
Excess and obsolete vendor owned inventory	29.3	(3.3)	(22.4)	(3.6)	—

Total	$255.5	$(170.1)	$(58.6)	$(3.6)	$23.2

        The reversal of the reserve resulted from a combination of the usage of previously identified obsolete inventory and favorable settlements with vendors on amounts due for cancelled orders.

        As of June 30, 2002, the restructuring program had been substantially completed, although the ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $247.8, of which $55.4 was paid in 2001 and $92.0 was paid in 2002. Remaining cash expenditures relating to workforce reductions and other contractual obligations will be substantially paid by the end of 2002. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015. The restructuring program has reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of September 30, 2002, we have reduced operating expenses by approximately $280.0 per quarter compared to our operating cost structure for the quarter ended June 30, 2001.

        In the fourth quarter of 2002, we announced an additional restructuring program to further reduce our cost structure. The restructuring program includes a reduction in force of approximately 1,350 employees across certain business functions and geographic regions, and the closure of certain facilities. The restructuring program is expected to favorably impact cost of sales, SG&A and R&D. As a result, we will incur a restructuring charge in the fourth quarter of 2002. The amount of the charge will be dependent upon the amount of severance benefits and the number and size of facilities that are closed. We currently estimate the range of the charge will be between $125.0 and $250.0; however, the amount of the charge may change upon finalizing the plan.

  Investment Income

        Investment income decreased to $186.4 in the first nine months of 2002, from $200.5 in the first nine months of 2001. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower yields on outstanding investment balances. The weighted average return on investments, excluding realized gains, was 3.6% and 5.0% in the first nine months of 2002 and 2001, respectively.

  Other Expense, net

        Other expense, net was $31.0 in the first nine months of 2002, compared to $116.5 in the first nine months of 2001. Included in the 2001 amount was a $106.6 non-cash charge for other than temporary declines in equity investments. The 2002 amount was comprised primarily of losses on the disposal of assets.

  Benefit for Income Taxes

        The benefit for income taxes was $149.4 in the first nine months of 2002 compared to $35.0 in the first nine months of 2001. The effective income tax rate benefit was 73.2% in the first nine months of 2002 compared to 7.4% in the first nine months of 2001. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the nine months ended September 30, 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters which aggregated approximately $67.7 million. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other matters. For the nine months ended September 30, 2001, the effective rate varied from the statutory rate due to the apportionment of income and losses in foreign countries and the establishment of provisions associated with the impact of foreign tax audits, partially offset by the tax benefits realized from a prior acquisition.

  Financial Condition

        Cash and cash equivalents and short and long-term investments were $5,762.0 and $5,083.6 at September 30, 2002 and December 31, 2001, respectively, an increase of $678.4. During the first nine months of 2002, cash and cash equivalents decreased by $387.6 and short and long-term investments increased by $1,066.0. Our mix of cash and cash equivalents and short and long-term investments fluctuates from quarter to quarter and is subject to the timing of cash receipts and cash disbursements.

        Cash provided by operating activities in the first nine months of 2002 was $1,250.7, compared to $1,315.3 in the first nine months of 2001. The decline in the first nine months of 2002 compared to the first nine months of 2001 was primarily attributable to a lower level of working capital generated in 2002 compared to 2001, partially offset by lower non-cash charges.

        Cash used for investing activities was $1,433.5 in the first nine months of 2002, compared to $1,401.8 in the first nine months of 2001. Capital additions were $305.4 and $692.7 in the first nine months of 2002 and 2001, respectively. The decrease in capital additions resulted from cost containment measures. Net purchases and maturities of investments, consisting primarily of debt securities, were $1,007.7 and $535.6 in the first nine months of 2002 and 2001, respectively.

        Cash used for financing activities was $200.6 in the first nine months of 2002, compared to $47.6 in the first nine months of 2001. During the first nine months of 2002, we repurchased 29.9 million shares of Common Stock at a cost of $243.1. As of September 30, 2002, we had repurchased 30.9 million of the 50.0 million shares of Common Stock authorized for repurchase by our Board of Directors in May 2001. In October 2002, the Board of Directors authorized an additional 250.0 million shares to be repurchased. During the first nine months of 2001, we distributed our ownership interest in McDATA. As a result of the distribution, McDATA's net assets were no longer consolidated with our assets, which resulted in a $142.0 reduction in cash. Partially offsetting these uses of cash was cash generated of $54.9 for the nine months ended September 30, 2002 and $126.0 for the nine months ended September 30, 2001, from the exercise of stock options.

        We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any exposure that may exist. Additionally, from time to time we may sell accounts receivable when it is economically beneficial. We also lend certain fixed income securities to generate investment income. During the first nine months of 2002, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At September 30, 2002, there were no outstanding securities lending transactions.

        We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line requires us to borrow in Brazilian currency. As of September 30, 2002, we had $25.3 outstanding on our line of credit in Brazil and none outstanding on our line of credit in the United States. The Brazilian line of credit requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of September 30, 2002, we were in compliance with the covenants. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar and facilitate cash repatriation.

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

  Systems sales

        Systems sales consist of the sale of hardware, including Symmetrix systems, CLARiiON systems, Celerra systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

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

        Revenue recognition is governed by various accounting principles, including the SEC's Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," Statement of Position No. 97-2, "Software Revenue Recognition," FAS No. 48, "Revenue Recognition When Right of Return Exists," FAS No. 13, "Accounting for Leases," and SOP No. 81-1, "Accounting for Performance of

Construction-Type and Certain Production-Type Contracts," among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue and costs recognized.

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

Asset Valuation

        Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, property, plant and equipment, investments, capitalized software and intangible and other assets. Asset valuation is governed by various accounting principles, including FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending upon the asset. For example, accounts and notes receivable are evaluated based upon the credit-worthiness of customers, historical experience, an assessment of expected returns and current market and economic conditions. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Property, plant and equipment, capitalized software and intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Investments are evaluated for impairment based upon market conditions, the industry sectors in which the entity operates and the viability of each entity. Changes in judgments on any of these factors could have a material impact on the value of the asset.

Accounting for Income Taxes

        As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in our statement of operations. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS No. 144 are to address issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 was effective for EMC commencing with its 2002 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on EMC's financial position or results of operations.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. The pronouncement nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF No. 94-3, a liability is recognized solely upon an entity's commitment to a plan. FAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized to be based upon whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. FAS No.146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. We are currently assessing the impact the pronouncement will have on our financial statements.

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

        Our revenue and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which we compete. During 2001 and 2002, there has been a decrease in demand for information storage products as customers delayed or reduced information technology expenditures. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

We may have difficulty managing operations.

        In October 2002, we announced a restructuring program to further reduce our cost structure. The restructuring program will include a reduction in force of approximately 1,350 employees and the closure of certain facilities. The reduction in force could result in a temporary reduction in productivity by our employees. Our future operating results will depend on the success of this restructuring program as well as on our overall ability to manage operations, which includes, among other things:

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

        Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include the difficulty in forecasting customer preferences or demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers' demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive obsolete supply of inventory, and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations or financial condition.

If our suppliers are not able to meet our requirements, we could have decreased revenues and earnings.

        We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third-parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition.

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

        Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. Ongoing adverse global economic conditions have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, further increasing the difficulty in predicting revenues, earnings and working capital. We believe this uneven sales pattern is a result of many factors including:

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

        If flaws in design, production, assembly or testing of our products were to occur, we could experience a rate of failure in our products that would result in substantial repair, replacement or service costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing, are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

        In addition, our stock price is affected by general economic and market conditions and has been negatively affected by unfavorable global economic conditions. If such conditions continue to deteriorate, our stock price could decline further.

Item 4.    Controls and Procedures

        (a) Evaluation of disclosure controls and procedures

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

        (b) Changes in internal controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

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

        On September 30, 2002, EMC filed a complaint against Hewlett-Packard Company ("HP") in the United States Federal District Court in Worcester, Massachusetts alleging that certain HP products infringe six EMC patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On September 30, 2002, HP filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP's claims are without merit, and on October 1, 2002, we filed an amended complaint asking the court to declare that the seven HP patents are invalid and not infringed.

        We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 5.    Other Information

        As required by Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all of the non-audit services performed by PricewaterhouseCoopers LLP, our independent auditors, during the period covered by this Quarterly Report. These services relate to tax compliance assistance, tax consultations, statutory audits, employee benefit plan compliance, stock option plan compliance, and other technical, financial reporting and compliance services.

Item 6.    Exhibits and Reports on Form 8-K

        (a) Exhibits

        See index to Exhibits on page 46 of this report.

        (b) Reports on Form 8-K

        On August 13, 2002, we filed a Current Report on Form 8-K reporting under Item 7 the filing with the SEC of statements under oath of our principal executive officer and principal financial officer regarding facts and circumstances relating to Exchange Act filings pursuant to SEC Order No 4-460.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION
Date: November 8, 2002	By:	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

        I, Joseph M. Tucci, President and Chief Executive Officer of EMC Corporation (the "Registrant"), certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)
presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ JOSEPH M. TUCCI Joseph M. Tucci President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

        I, William J. Teuber, Jr., Executive Vice President and Chief Financial Officer of EMC Corporation (the "Registrant"), certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)
presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

QuickLinks

EMC CORPORATION
PART I FINANCIAL INFORMATION
EMC CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
EMC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
EMC CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
EMC CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
All dollar amounts in this MD&A are in millions.
PART II OTHER INFORMATION
SIGNATURES
PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
PRINCIPAL FINANCIAL OFFICER CERTIFICATION
EXHIBIT INDEX