Form 10-K
period 2002-12-31
EMC CORP
filed 2003-03-18
CIK 790070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was $16,584,800,093 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2003 was 2,185,904,746.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12 and 13) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.”

PART I

ITEM 1.     BUSINESS

General

EMC Corporation and its subsidiaries design, manufacture, market and support a wide range of networked storage platforms, software and related services. EMC products and services are designed to enable organizations of all types and sizes to manage, protect and share their information in the most efficient and cost-effective manner possible.

EMC Automated Networked Storage solutions unify storage networking technologies, systems and software to meet our customers’ storage requirements in Storage Area Network (SAN), Networked Attached Storage (NAS), Content Addressed Storage (CAS) and direct attached storage environments. These technologies enable our customers to manage many different types of information, including transactional, file-based and fixed-content data. As a result, our customers are able to reduce costs, improve business continuity, increase operational flexibility and productively manage their entire storage infrastructures.

The customers for our products are located worldwide and represent a cross-section of industries and government agencies. Our customers use EMC products and services in conjunction with a variety of computing platforms, storage systems and software applications that support key business processes, including transaction processing, enterprise resource planning, customer relationship management, data warehousing, electronic commerce and web hosting. EMC solutions enable them to consolidate, network and generate value from their digital information across heterogeneous storage systems, switches, hubs, servers and software.

We believe that our products and services enable our customers to realize higher returns on information and achieve competitive advantages.

We were incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

Products and Offerings

We operate in the following segments: information storage products and information storage services, which are our principal segments, and other businesses. Information storage products are comprised of information storage systems and information storage software.

Information Storage Systems

Symmetrix Systems

We believe that our Symmetrix family of networked storage systems offers the highest levels of functionality, performance and availability in the information storage market. Our operating software for

Symmetrix is Enginuity, which delivers advanced functionality in areas such as performance management; data integrity; system availability; security; and information protection, replication and sharing within the Symmetrix environment.

Since the introduction of the first Symmetrix model in 1991, we have continued to enhance and increase the capabilities of the Symmetrix family of systems, including increasing server and switch connectivity capabilities, improving performance, increasing capacity and adding advanced software functionality. In February 2003, we introduced a complete new line of Symmetrix systems, the Symmetrix DMX series. The new Symmetrix series is based upon our Direct Matrix Architecture that enables us to significantly and cost-effectively increase performance, availability and functionality of our Symmetrix systems. We believe that this architecture will enable us to continue to significantly increase the capabilities of our Symmetrix systems.

In addition to large-scale integrated systems, the Symmetrix DMX series also includes a modular high-end storage model, the Symmetrix DMX800. With the Symmetrix DMX800, customers are able to purchase Symmetrix storage capabilities in smaller increments and are able to deploy the systems outside data centers, thereby reducing acquisition costs, environmental costs and total cost of ownership. All of our Symmetrix DMX systems operate in conjunction with our open software products.

We intend to continue to enhance the Symmetrix family of systems with additional features and capabilities.

CLARiiON Systems

We believe that our CLARiiON family of networked storage systems, which is based on a modular design, delivers the highest levels of functionality, performance and availability in systems designed for the mid-tier market. Our operating software for CLARiiON is FLARE, which provides capabilities for managing, protecting and replicating information while improving total system availability within the CLARiiON environment.

Since our acquisition of Data General Corporation (“Data General”) and its CLARiiON products in 1999, we have continued to enhance and increase the capabilities of the CLARiiON family of systems, including increasing the server and switch connectivity capabilities, improving performance, increasing capacity and adding advanced software functionality. In 2002, we introduced a complete new series of CLARiiON systems, which includes the CLARiiON CX200, CX400 and CX600. With the CLARiiON CX series, we improved the speed, capacity and connectivity of our CLARiiON systems. This new series of CLARiiON systems allows us to address the requirements of a broader segment of the information storage market.

We intend to continue to enhance the CLARiiON family of systems with additional features and capabilities.

Celerra Systems

We believe that our Celerra family of NAS products offers the highest levels of performance and functionality in the NAS market. Our Celerra products allow users of an internet protocol (IP) network to store, access and update files. Our operating software for Celerra is Data Access in Real Time (DART), designed exclusively for high performance network files access.

Our Celerra products can either serve as a front end NAS connection for an externally attached Symmetrix or CLARiiON storage system, referred to as a Celerra CNS (Clustered Network Server), or can be integrated in a single enclosure with a CLARiiON storage system, referred to as a Celerra NS (Network Server). In 2002, we introduced the first Celerra NS model, the Celerra NS600.

We intend to continue to enhance the Celerra family of systems with additional features and capabilities.

Centera Systems

In 2002, we introduced the Centera CAS system. We believe Centera is the world’s first storage system specifically designed for the requirements of “fixed content.” We define fixed content as information whose value lies in part on its unchanging nature, such as digital x-rays and other medical records, movies, check images and e-mail correspondence. Our operating software for Centera, CentraStar, incorporates content addressing intelligence that calculates a unique address derived from the content of every stored object. Centera eliminates the need for applications to be aware of the physical location of information, regardless of scale, from single-digit terabytes to petabytes, thereby simplifying the task of having applications access and manage huge numbers of objects. Centera ensures verifiable accuracy of the content for data integrity, authentication and other purposes.

Centera is integrated by third parties with their applications and generally sold as part of an integrated solution. As of December 31, 2002, we had more than 100 partners in the Centera developers program and more than 40 applications available to be used with Centera.

We intend to continue to enhance and improve the Centera system with additional features and capabilities, as well as add new partners to expand the number of applications integrated with Centera.

Connectrix Systems

Our Connectrix family includes high-end directors as well as departmental switches. These fibre-channel based systems significantly increase the connectivity between servers and storage systems in a SAN and provide the ability to centralize monitoring and control of information in a SAN. In 2002, we introduced several new Connectrix models, including three 2- gigabit directors and four switches, increasing the performance and connectivity choices of our Connectrix family.

Our Connectrix family of directors and switches are manufactured by certain third party original equipment manufacturers (“OEMs”).

We intend to continue to enhance the Connectrix family of switches and directors with additional features and capabilities.

Information Storage Systems Revenue

Revenue from information storage systems (including Symmetrix, CLARiiON, Celerra, Centera and Connectrix products) represented approximately 55%, 61% and 70% of revenues in 2002, 2001 and 2000, respectively.

Information Storage Software

Introduction

We offer highly innovative software that provides customers with superior information management, sharing and protection capabilities. EMC software includes: (i) platform-based software; and (ii) open software that manages EMC and other vendors’ products.

We support our software research and development efforts through a state-of-the art software development lab in Massachusetts and at other facilities around the world, and, from time to time, through acquisitions of complementary businesses or products. For example, in 2002, we acquired Prisa Networks, Inc., a developer of SAN management software (“Prisa”).

Platform-based Software

Our platform-based software generally controls and enables functions that take place within the EMC system, such as replication, optimization and data movement. Examples of such software include TimeFinder, Symmetrix Remote Data Facility (SRDF), Navisphere, SnapView, MirrorView and Symmetrix Optimizer. In 2002, we introduced enhancements to our Navisphere, SnapView and MirrorView software products. EMC is the leading supplier of platform-based software in areas such as local and remote replication, which customers use to protect and share data.

We intend to continue to enhance our platform-based software with additional features and capabilities.

Open Software

Our open software strategy, AutoIS, focuses on the automation, simplification and openness of heterogeneous storage infrastructures. Our open software provides management and other capabilities for multi-vendor storage infrastructures. These products are designed to operate either with or without EMC storage systems.

During 2002, we introduced a new version of our ControlCenter family of intelligent supervision software and several new and enhanced software products for management of EMC and third party storage systems and network devices. Automated Resource Manager is the first multi-vendor end-to-end automated provisioning software, which currently automates the provisioning of storage for Symmetrix, CLARiiON and certain other storage systems. Additional ControlCenter application enhancements in 2002 include those to our SAN Manager, StorageScope, Common Array Manager and Replication Manager software. We also introduced PowerPath management software support for CLARiiON, expanding our comprehensive line of open software products (i.e. StorageScope and SAN Manager) that support Symmetrix, CLARiiON and other third party storage systems.

As a result of our acquisition of Prisa, we offer the VisualSAN family of intelligent supervision software for management of EMC and third party storage systems and networks devices, targeted primarily at the mid-tier market.

We intend to continue to enhance our open software with additional features and capabilities, introduce new open software products and broaden the scope of our open software products to manage additional non-EMC products.

Interoperability

We actively participate in the development of standards through our work with and support for the Storage Network Industry Association (“SNIA”) and other organizations. In 2002, we announced our commitment to make all of our software and systems compliant with the emerging Storage Management Initiative specifications through our work with SNIA. We also develop and offer a wide range of application programming interfaces (“APIs”), as well as underlying software technologies, which are used to improve heterogeneous management of storage and networked resources in a networked storage environment.

The EMC Developers Program makes many of our APIs available to third-parties to facilitate the development and sale of software optimized to interoperate with EMC and third party storage systems and software. Customers are then able to select from a wider range of software tools when deploying multivendor storage networks.

In 2002, we agreed to cross-license certain storage system APIs with Hewlett-Packard Company to facilitate each company’s development of management software. We also introduced three new APIs that support a wide range of EMC and third party storage systems and software. We also introduced a new API to enable other vendors’ software to use information managed by our StorageScope software regarding storage systems and other devices on a storage network. In 2003, we agreed with Veritas Software Corporation to exchange APIs for each party’s products. In 2003, we also agreed on a framework with Hitachi, Ltd. and its subsidiaries for exchanging technology in the form of storage-related APIs.

Through our multi-year investments in interoperability testing capabilities, open standards, software APIs and cooperative service agreements, we believe that we lead the industry in delivering open and multi-platform, dependable storage solutions for customers.

Information Storage Software Revenue

Revenues from information storage software represented approximately 23%, 22% and 16% of revenues in 2002, 2001 and 2000, respectively.

Information Storage Services

In 2002, our Services organization included professional services, customer support and global technical training, to offer customers a full range of expertise before, during and after their purchase of storage solutions from EMC or other storage vendors. With a worldwide staff of approximately 7,500 professionals, EMC Services, together with our global authorized services partners, provide consulting, assessments, implementations, integration, operations management, day-to-day support, maintenance, education and training to our customers.

Professional Services

Our Professional Services organization provides the expertise and services customers need to maximize their return on information assets. Areas of focus include networked storage, open storage management, data migration, business continuity and project management. Our consultants, technology experts and authorized services partners deliver to customers operational, financial and business impact analyses. They also design, integrate and implement information storage infrastructures. In July 2002, we expanded our professional services capabilities to include platform-independent, open storage consulting.

Customer Support

Our Customer Support organization supports EMC information storage solutions at worldwide customer sites 24 hours a day, seven days a week, 365 days a year. This is delivered through a combination of remote and onsite service, direct through us and our global authorized services partners. Automated remote support features designed into our information storage systems enable customer support personnel to continuously monitor, diagnose and resolve issues, wherever the product is located, often without the need for onsite service. Other remote support capabilities are also provided on certain of our software products.

To ensure that customers with multi-vendor storage network environments receive the highest level of support and the fastest issue resolution possible, we have, as of December 31, 2002, entered into cooperative support agreements with more than 120 vendors, including hardware and software companies.

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

Information Storage Services Revenue

Revenue from information storage services represented approximately 20%, 14% and 7% of revenues in 2002, 2001 and 2000, respectively.

Other Businesses

Following our acquisition of Data General in 1999, we sold AViiON server products. In 2001, as part of our restructuring program, we stopped selling such products. However, we continue to support AViiON servers.

Revenue from other businesses represented approximately 2%, 4% and 7% of revenues in 2002, 2001 and 2000, respectively.

Markets and Distribution Channels

Markets

During 2002, we focused primarily on high-end and mid-tier markets. These markets are characterized by their varying requirements for storage-related features, functions and performance.

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

Alliances

We have strategic alliances with leading software, networking and services companies. We intend to continue to form additional alliances. Our strategy is to work closely with these and other companies to provide added value to our customers by integrating our solutions with software and networking applications that customers rely on to manage their day-to-day business operations.

Manufacturing and Quality

Our information storage systems are assembled and tested primarily at our facilities in the United States and abroad. See “Properties.” We work closely with our suppliers to design, assemble and test product components in accordance with production standards and quality controls established by us. Our information storage software products are designed, developed and tested primarily at our facilities in the United States and abroad. The products are tested to meet quality standards established by us.

We employ a company-wide Total Quality Management and Continuous Improvement philosophy and have adopted Six Sigma and other quality methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships follow the same methodologies. Our manufacturing and test facilities in Massachusetts, North Carolina and Ireland are ISO 9000 certified. We also hold 12 additional certifications worldwide covering ISO 9000, ISO 14000 Environmental Management Standard Certification and Support Center Practices (SCP) certification for our software customer support centers. These internationally recognized endorsements of ongoing quality management represent the highest levels of certifications available.

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

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2002, 2001 and 2000, our research and development expenses totaled $781.5 million, $928.7 million and $783.2 million, respectively.

Backlog

We manufacture our systems on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure to customer specifications and generally ship systems shortly after receipt of the order. Customers may reschedule or cancel orders with little or no penalty. For these reasons, we believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

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

Seasonality

Although we do not consider our business to be highly seasonal, we generally experience the greatest demand for our products and services in the last quarter of the year.

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

We have been granted or own by assignment approximately 700 patents issued by, and have over 600 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license certain of our technology to third parties.

Employees

As of December 31, 2002, we had approximately 17,400 employees worldwide. None of our domestic employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

We operate in three business segments: information storage products, information storage services and other businesses. Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have three primary manufacturing facilities: one in Massachusetts, which manufactures Symmetrix and Celerra systems for the North American markets; one in Ireland, which manufactures Symmetrix, CLARiiON and Celerra systems for markets outside of North America; and one in North Carolina, which manufactures CLARiiON systems for the North American markets and Centera systems for worldwide markets. See Note P to our Consolidated Financial Statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). None of the information posted on our website is incorporated by reference into this Annual Report.

ITEM 2.     PROPERTIES

As of December 31, 2002, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use
Hopkinton, MA	owned: leased:	1,832,500 299,900	executive and administrative offices, research and development, customer service and sales

Franklin, MA	owned: leased:	938,600 97,000	manufacturing

Milford, MA	owned: leased:	53,200 353,000	customer service and research and development

Southborough, MA	owned:	551,800	research and development and customer service

Westborough, MA	owned: leased:	285,700 739,970	research and development, sales and administrative offices

Apex, NC	owned:	387,900	manufacturing

Research Triangle Park, NC	owned:	170,900	research and development and customer service

Other North American locations	leased:	2,051,464	sales and customer service

Asia Pacific region	leased:	441,105	sales and customer service

Cork, Ireland	owned: leased:	555,567 58,370	manufacturing, customer service, research and development and administrative offices

Europe, Middle East and Africa (excluding Cork, Ireland)	leased:	996,478	sales and customer service

Latin American region	leased:	78,900	sales and customer service

*	Of the total square feet owned and leased, 2,042,931 square feet was vacant and 510,741 square feet was leased or subleased to non-EMC businesses.

We also own land in Massachusetts and Ireland for possible future expansion purposes.

While we believe our existing facilities are suitable and adequate for our present purposes, we have and will continue to consolidate space worldwide as part of our restructuring programs implemented during the quarters ended September 30, 2001 and December 31, 2002. For further information regarding our lease obligations, see Note L to our Consolidated Financial Statements.

The portion of our business utilizing our manufacturing facilities is reported in our information storage products segment. Substantially all segments of our business jointly utilize our other facilities.

ITEM 3.     LEGAL PROCEEDINGS

In April 2002, EMC filed a complaint against Hitachi, Ltd. and Hitachi Data Systems Corporation (together, “Hitachi”) with the International Trade Commission (“ITC”) and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleged that Hitachi engaged in unlawful activities by importing into the United States products that infringed six EMC patents. We asked the ITC to issue an injunction to block importation of Hitachi’s infringing products and in May 2002, the ITC voted to commence an investigation into our claims. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date we filed a complaint against Hitachi, in April 2002, Hitachi and Hitachi Computer Products (America), Inc. (“HICAM”) filed a complaint against us in the United States Federal District Court for the Western District of Oklahoma alleging that certain of our products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. In March 2003, EMC and Hitachi jointly announced that the parties had entered into agreements whereby they agreed (i) to settle all pending patent infringement claims between EMC, Hitachi and HICAM, (ii) to cross-license their respective patents and (iii) to a framework for exchanging technology in the form of storage-related APIs. In accordance with the cross-license agreements, we will receive payments from Hitachi. The cross-license agreements expire at the end of 2007. On February 27, 2003, EMC and Hitachi filed a Joint Motion with the ITC to terminate the ITC investigation on the basis of the above-referenced agreements, and on March 11, 2003, the ITC judge signed an order terminating the ITC investigation. The parties intend to move to dismiss the district court actions referenced above once the ITC judge’s order has been accepted by the ITC.

On September 30, 2002, EMC filed a complaint against Hewlett-Packard Company (“HP”) in the United States Federal District Court in Worcester, Massachusetts alleging that certain HP products infringe six EMC patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On September 30, 2002, HP filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit, and on October 1, 2002, we filed an amended complaint asking the court to declare that the seven HP patents are invalid and not infringed.

We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Michael C. Ruettgers	60	Executive Chairman of the Board of Directors
Joseph M. Tucci	55	President, Chief Executive Officer and Director
David A. Donatelli	37	Executive Vice President, Storage Platforms Operations
David I. Goulden	43	Executive Vice President, Global Marketing and Business Development
Frank M. Hauck	43	Executive Vice President, Customer Operations
Mark S. Lewis	40	Executive Vice President, New Ventures and Chief Technology Officer
Erez Ofer	40	Executive Vice President, Open Software Operations
William J. Teuber, Jr.	51	Executive Vice President and Chief Financial Officer
Paul T. Dacier	45	Senior Vice President and General Counsel

Michael C. Ruettgers has been our Executive Chairman of the Board of Directors since January 2001. Mr. Ruettgers served as our Chief Executive Officer from January 1992 to January 2001 and has been a Director since May 1992. He also served as our President and Chief Operating Officer from October 1989 to January 2000, and as Executive Vice President, Operations, from July 1988 to October 1989. Mr. Ruettgers is also a director of Raytheon Company, a global technology and electronics company, and PerkinElmer, Inc., a diversified technology company.

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

David I. Goulden has been our Executive Vice President, Global Marketing and Business Development since July 2002. Prior to joining EMC, Mr. Goulden served as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific of Getronics N.V., an information technology services company, from April 2000 to July 2002, as President and Chief Operating Officer for the Americas of Getronics from June 1999 to April 2000, and in a number of executive positions at Wang Global, an information technology services company, from September 1990 to June 1999. Getronics acquired Wang Global in June 1999. Prior to joining Wang Global in 1990, Mr. Goulden spent ten years at Unisys Corporation in a number of international sales and marketing positions.

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

Mark S. Lewis has been our Executive Vice President, New Ventures and Chief Technology Officer since July 2002. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers. Prior to Hewlett-Packard’s acquisition of Compaq Computer Corporation, Mr. Lewis served as Vice President and General Manager of Compaq’s Enterprise Storage Group from January 2001 to April 2002. Prior to joining Compaq, Mr. Lewis spent 14 years at Digital Equipment Corporation, where he helped develop the StorageWorks product line.

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

EMC2, EMC, AutoIS, Automated Resource Manager, AViiON, CLARiiON, Celerra, Centera, CentraStar, Connectrix, Direct Matrix Architecture, DMX, EDM, EMC ControlCenter, EMC Developers Program, EMC Proven, Enginuity, FLARE, MirrorView, Navisphere, PowerPath, SAN Manager, SnapView, SRDF, StorageScope, Symmetrix, TimeFinder, VisualSAN and WideSky are either registered trademarks or trademarks of EMC Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, par value $.01 per share, trades on the New York Stock Exchange under the symbol EMC.

The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown.

Fiscal 2002	High	Low
First Quarter	$17.97	$10.60
Second Quarter	12.25	5.90
Third Quarter	9.40	4.45
Fourth Quarter	7.70	3.67

Fiscal 2001	High	Low
First Quarter	$81.75	$28.15
Second Quarter	45.90	25.10
Third Quarter	31.95	10.30
Fourth Quarter	18.50	10.66

We had 17,374 holders of record of our common stock as of February 28, 2003.

We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain all cash and investments primarily to provide funds for our future growth.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)

EMC Corporation

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Summary of Operations:
Revenues	$5,438,352	$7,090,633	$8,872,816	$6,715,610	$5,436,158
Operating income (loss) (2)	(493,831)	(697,841)	2,256,903	1,241,094	834,267
Net income (loss) (2)	(118,706)	(507,712)	1,782,075	1,010,570	653,978
Net income (loss) per weighted average share, basic (2)(3)	$(.05)	$(0.23)	$0.82	$0.49	$0.32
Net income (loss) per weighted average share, diluted (2)(3)	$(.05)	$(0.23)	$0.79	$0.46	$0.30
Weighted average shares, basic (3)	2,206,294	2,211,273	2,164,180	2,061,101	2,030,742
Weighted average shares, diluted (3)	2,206,294	2,211,273	2,245,203	2,219,065	2,188,430
Balance Sheet Data:
Working capital	$2,175,598	$2,743,828	$3,986,404	$2,922,481	$2,825,000
Total assets	9,590,447	9,889,635	10,537,799	7,064,701	5,600,459
Long-term obligations (4)	6,963	17,202	14,457	686,609	751,646
Stockholders’ equity	$7,226,002	$7,600,820	$8,177,209	$4,951,786	$3,728,990

(1)	The selected consolidated financial data for all periods presented include the effects of the acquisition of Data General on October 12, 1999, which was accounted for as a pooling-of-interests.

(2)	In 2002, we incurred net restructuring costs and other special items totaling approximately $100,000 pre-tax ($82,000 after-tax). The pre-tax amounts consist of $91,000 included in operating loss and $9,000 included in other expense, net. In 2001, we incurred restructuring costs and other special charges totaling approximately $825,000 pre-tax ($675,000 after-tax). The pre-tax amounts consist of $719,000 included in operating loss and $106,000 included in other expense, net. In 1999, we incurred restructuring, merger and other special charges totaling approximately $224,000 pre-tax ($170,000 after-tax). All pre-tax amounts were included in operating income. In 1998, we incurred restructuring, merger and other special charges totaling approximately $135,000 (pre and after-tax), all of which were included in operating income. See Note C to our Consolidated Financial Statements.

(3)	All share and per share amounts have been restated to reflect the stock splits effective May 28, 1999 and June 2, 2000 for all periods presented.

(4)	Includes long-term debt and capital leases, excluding current portion.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 29.

All dollar amounts in this MD&A are in millions, except per share amounts.

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.

	Year Ended December 31,
	2002	2001	2000
Revenues
Information storage systems	54.9%	60.7%	70.4%
Information storage software	22.7	22.0	16.2
Information storage services	19.8	13.7	6.9

Total information storage revenue	97.4	96.5	93.5
Other businesses	2.6	3.5	6.5

Total revenue	100.0	100.0	100.0

Cost and expenses
Cost of sales	61.0	59.9	42.1
Research and development	14.4	13.1	8.8
Selling, general and administrative	30.9	31.2	23.7
Restructuring and other special charges	2.8	5.6	—

Operating income (loss)	(9.1)	(9.8)	25.4
Investment income, interest expense and other expense, net	3.6	1.7	2.1

Income (loss) before income taxes	(5.5)	(8.1)	27.5
Provision for (benefit from) income taxes	(3.3)	(0.9)	7.4

Net income (loss)	(2.2)%	(7.2)%	20.1%

Revenues

Total revenues were $5,438.4, $7,090.6 and $8,872.8 in 2002, 2001 and 2000, respectively, representing decreases of $1,652.2, or 23%, from 2001 to 2002, and $1,782.2, or 20%, from 2000 to 2001.

Information storage systems revenues were $2,985.3, $4,307.2 and $6,245.8 in 2002, 2001 and 2000, respectively, representing decreases of $1,321.9, or 31%, from 2001 to 2002, and $1,938.6, or 31%, from 2000 to 2001. Both annual decreases were primarily due to declining sales volume and increased levels of competition. The global economic slowdown, which commenced in 2001 and continued throughout 2002, led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. Information storage software revenues were $1,233.1, $1,560.0 and $1,435.1 in 2002, 2001 and 2000, respectively, representing a decrease of $326.9, or 21%, from 2001 to 2002, and an increase of $124.9, or 9%, from 2000 to 2001. The decrease in 2002 compared to 2001 was primarily due to declining sales volume caused by the global economic slowdown and increased levels of competition. The increase in 2001 compared to 2000 was primarily due to greater demand for storage software on both newly shipped and already installed systems and the successful introduction of new and enhanced software products. Continued negative trends in the economy, further reductions in information technology spending, increased levels of competition or continued pricing pressures may continue to negatively impact information storage systems and software revenues in 2003.

Information storage services revenues were $1,078.4, $972.3 and $612.1 in 2002, 2001 and 2000, respectively, representing increases of $106.1, or 11%, from 2001 to 2002, and $360.2, or 59%, from 2000 to 2001. The increases were primarily due to a greater volume of professional services, largely to support and implement automated networked storage solutions. Additionally, the increases were due to a growth in maintenance revenues associated with a greater number of both software and hardware maintenance contracts.

Total information storage revenues were $5,296.8, $6,839.5 and $8,293.0 in 2002, 2001 and 2000, respectively, representing decreases of $1,542.7, or 23%, from 2001 to 2002, and $1,453.5, or 18%, from 2000 to 2001.

Other businesses revenues were $141.6, $251.1 and $579.8 in 2002, 2001 and 2000, respectively, representing decreases of $109.5, or 44%, from 2001 to 2002, and $328.7, or 57%, from 2000 to 2001. Other businesses revenues consist of revenues from AViiON server products and related services. Included in the 2001 and 2000 amounts were revenues from AViiON server products of $48.4 and $286.1, respectively. In the third quarter of 2001, EMC stopped selling AViiON server products. Accordingly, other businesses revenues for the last quarter of 2001, all of 2002 and future years are and will be comprised only of AViiON services revenues. These revenues are expected to continue to decline in future years.

Revenues on sales into the North American markets were $3,225.4, $4,185.4 and $5,436.2 in 2002, 2001 and 2000, respectively, representing decreases of $960.0, or 23%, from 2001 to 2002, and $1,250.8, or 23%, from 2000 to 2001. Revenues on sales into the European, Middle East and African markets were $1,327.8, $1,774.9 and $2,351.8 in 2002, 2001 and 2000, respectively, representing decreases of $447.1, or 25%, from 2001 to 2002, and $576.9, or 25%, from 2000 to 2001. Revenues on sales into the Asia Pacific markets were $769.8, $893.4 and $880.1 in 2002, 2001 and 2000, respectively, representing a decrease of $123.6, or 14%, from 2001 to 2002, and an increase of $13.3, or 2%, from 2000 to 2001. Revenues on sales into the Latin American markets were $115.4, $237.0 and $204.7 in 2002, 2001 and 2000, respectively, representing a decrease of $121.6, or 51%, from 2001 to 2002, and an increase of $32.3, or 16%, from 2000 to 2001.

The decline in revenues in all markets in 2002 and in the North American and European, Middle East and African markets in 2001 was attributable to the global economic slowdown that began in 2001 and continued throughout 2002, which led to a reduction in information technology spending. Increased levels of competition, including competitive pricing pressures, also had an adverse effect on revenues. The decline in the Latin American markets in 2002 was further impacted by the region’s political and currency instability. The increase  in revenues in 2001 compared to 2000 in the Asia Pacific and the Latin American markets resulted from our efforts to expand our sales infrastructure throughout these regions to meet demand for information storage products and services. While revenues increased in these markets, the increases were lower than anticipated  due to the aforementioned factors causing the decline in revenues in the other regions.

The provision for sales returns was $158.6 in 2002, $635.9 in 2001 and $256.7 in 2000. At the time of  sale, we provide for the potential returns of systems as a reduction of revenue. We estimate the amount of  returns based upon our historical experience, specific identification of probable returns and current market and economic conditions. The decrease in the provision for sales returns in 2002 compared to 2001 was attributable to a decline in revenue and a reduction in the level of returns experienced in 2002 compared to 2001. The increase in the provision for sales returns in 2001 compared to 2000 was attributable to an increase in the level of returns experienced in 2001 over 2000. In 2001, various segments of our customer base to which we sell both directly and indirectly, including telecommunication providers and Internet-related businesses, experienced dramatic declines in their respective businesses. As a consequence, we had a higher level of returns in 2001 compared to 2000. We therefore increased our provision for sales returns during 2001 as the economy and our customers’ businesses continued to deteriorate.

Changes in exchange rates in 2002 compared to 2001 had a negligible effect on revenues. Changes in exchange rates in 2001 compared to 2000 negatively impacted revenues by approximately 3%. The impact was most significant in Japan, Brazil and Germany.

Gross Margins

Gross margin dollars decreased to $2,118.8 in 2002 from $2,843.6 in 2001, a decrease of $724.8, or 25%. Gross margin dollars decreased to $2,843.6 in 2001 from $5,143.1 in 2000, a decrease of $2,299.5, or 45%. Included in the 2001 and 2000 amounts is goodwill amortization of $42.3 and $40.0, respectively. As a result of implementing Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. The declines in gross margin dollars in both 2002 and 2001 were primarily in the information storage products segment.

Gross margin percentages for information storage products were 38.0%, 40.5% and 61.4% in 2002, 2001 and 2000, respectively. The gross margin percentage for 2001 was negatively impacted by $320.1, or 5.5%, for a provision for excess and obsolete inventory and impaired capitalized software. The gross margin percentage for 2002 was favorably impacted by $61.6, or 1.5%, resulting from a partial reduction of the 2001 provision for excess and obsolete inventory. The benefit resulted primarily from the sale of previously identified obsolete inventory for which a full reserve had been established. The annual declines in gross margin percentages in 2002 and 2001 were primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices due to competitive pricing also contributed to the declines. Partially offsetting the declines were reductions in our fixed overhead costs resulting from measures we took to reduce costs, which were initiated in the second half of 2001. Additionally, the 2002 gross margin percentage was favorably impacted as a result of implementing FAS No. 142.

The gross margin percentage for information storage services increased to 41.7% in 2002 compared to 38.4% in 2001 and 33.8% in 2000. The increases in the gross margin percentages were attributable to greater productivity of our customer service and professional services personnel.

Gross margin percentages for other businesses were 46.1%, 36.8% and 37.8% in 2002, 2001 and 2000, respectively. The increase in the gross margin percentage in 2002 resulted from this segment consisting only of services revenue in 2002 compared to both systems and services revenue in 2001. The decline in the gross margin percentage in 2001 compared to 2000 was primarily caused by the discontinuance of the sale of AViiON server products in the third quarter of 2001.

We anticipate that the overall gross margin percentage will improve in 2003 compared to 2002 as our volume of information storage systems and software sales increases. However, if sales volumes do not increase or competitive pricing pressures increase from those we experienced in 2002, gross margins may be negatively impacted in 2003.

Research and Development

Research and development (“R&D”) expenses were $781.5, $928.7 and $783.2 in 2002, 2001 and 2000, respectively. R&D expenses decreased 16% in 2002 compared to 2001, and increased 19% in 2001 compared to 2000. As a percentage of revenues, R&D expenses were 14.4%, 13.1% and 8.8% in 2002, 2001 and 2000, respectively. In addition, we spent $126.7, $120.7 and $102.8 in 2002, 2001 and 2000, respectively, on software development, which costs were capitalized. R&D spending levels reflect our efforts to continue to improve our long-term competitive position, offset in part by our continued cost cutting. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems. We will continue with our R&D efforts in 2003; however, the overall level of spending is expected to be slightly lower in 2003 compared to 2002 as we gain further efficiencies in our operating cost structure.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $1,680.8, $2,214.2 and $2,103.0 in 2002, 2001 and 2000, respectively. SG&A expenses decreased 24% in 2002 compared to 2001 and increased 5% in 2001 compared to 2000. As a percentage of revenues, SG&A expenses were 30.9%, 31.2% and 23.7% in 2002, 2001 and 2000, respectively. The decrease in SG&A in 2002 compared to 2001 was due to measures we took to reduce costs, which were initiated in the second half of 2001 and continued in 2002, enabling us to begin to achieve a cost structure commensurate with reduced revenue levels. Additionally, lower commission expense due to lower revenues reduced SG&A expenses. The increase in spending in 2001 compared to 2000 was primarily due to efforts to expand sales and build an infrastructure to support an expected increased revenue base, partially offset by reductions implemented in the second half of 2001 to achieve a lower cost structure.

The provision for bad debts was $35.2 in 2002, $32.7 in 2001 and $27.5 in 2000. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts and notes receivable that will not be collected. The allowance is based upon the credit-worthiness of our customers, our historical experience, the age of our receivables and current market and economic conditions. The increases in the provision in 2002 compared to 2001 and 2001 compared to 2000 were each due to the general economic declines experienced worldwide.

Restructuring and Other Special Charges

Due to the declines in revenues experienced in 2002 and 2001, in each of those years, we implemented a restructuring program to reduce our cost structure and focus our resources on the highest potential growth areas of our business. In 2002 and 2001, we recognized restructuring and other special charges of $100.0 and $825.2, respectively. The 2002 charges consisted of $140.9 associated with the 2002 restructuring program, an $8.9 loss on assets disposed of within the fourth quarter of 2002 associated with the 2002 restructuring program and $11.8 of additional restructuring costs associated with the 2001 restructuring program. Offsetting these costs in 2002 was a $61.6 reduction in the third quarter 2001 provision for excess and obsolete inventory.

The 2001 charge consisted of a $310.0 provision for excess and obsolete inventory, $408.6 for restructuring activities and $106.6 for other than temporary declines in equity investments.

The restructuring and other special charges have been classified within our statement of operations according to their related category. These categories are as follows:

	Restructuring Charge
	2002	2001
Cost of sales	$(61.6)	$320.1
Restructuring and other special charges	150.4	398.5
SG&A expenses	2.3	—
Other expense, net	8.9	106.6

Total	$100.0	$825.2

The detail on each of the charges and activity for 2002 and 2001 is explained in the following sections.

2002 Restructuring Program

In the fourth quarter of 2002, we implemented a restructuring program to further reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9. The restructuring charges consisted of $44.5 for employee termination benefits, $58.0 to consolidate excess facilities, $21.5 related to the impairment of long-lived assets and $16.9 for contractual and other obligations for which we will no longer derive an economic benefit. The 2002 restructuring program impacted all of our segments.

Worldwide Reduction in Force

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. The workforce reduction resulted in a pre-tax charge of $44.5 for termination benefits. As a result of labor laws in certain foreign countries in which we operate, the amount of termination benefits for employees in such countries was not determinable as of December 31, 2002. As these amounts are finalized, which is expected to be in the first quarter of 2003, we will recognize additional charges. As of December 31, 2002, approximately 1,000 employees had been terminated.

Consolidation of Excess Facilities

The 2002 restructuring program includes a pre-tax charge of $58.0 for the consolidation of space within our corporate facilities and the elimination of excess field office space worldwide. Included in the charge are $52.9 for estimated losses on subleases and a $5.1 impairment charge for non-recoverable leasehold improvements. Certain facilities were vacated in the fourth quarter of 2002, with the remainder to be vacated in the first half of 2003. As a result of our decision to vacate the premises earlier than the lease termination dates, we will accelerate the amortization of the related leasehold improvements over the remaining periods of occupancy. This will result in incremental amortization expense of $6.7 in the first half of 2003.

Impairment of Long-Lived Assets

In the fourth quarter of 2002, we implemented a program to consolidate the locations of and made other modifications to our Internet hosting business. As a result, we recognized a pre-tax charge of $17.9 relating to the impairment of long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying amount exceeded the present value of their estimated discounted cash flows. Additionally, in the fourth quarter of 2002, we placed for sale certain assets associated with a portion of our Data General services business. The expected proceeds from this sale were estimated to be less than the related assets’ carrying value, resulting in a pre-tax charge of $3.6. The impaired assets are classified within our information storage services segment.

Contractual and Other Obligations

As a result of the 2002 restructuring program, various contractual obligations will no longer provide any economic benefit to us. These contractual obligations include marketing agreements, equipment leases, maintenance agreements and component part purchase obligations. Additionally, as a result of our restructuring activities, we have certain pending employment-related claims. In light of the above factors, we recognized a pre-tax charge of $16.9.

A summary of the costs for the 2002 restructuring program is outlined as follows:

Category	Provision	Current Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$44.5	$(22.4)	$22.1	$—
Consolidation of excess facilities	58.0	(5.4)	52.6	5.1
Asset impairment	21.5	(21.5)	—	21.5
Contractual and other obligations	16.9	(1.6)	15.3	—

Total	$140.9	$(50.9)	$90.0	$26.6

Loss on the Disposal of Assets

As a result of the 2002 restructuring program, we disposed of certain fixed assets that were no longer essential to the operation of our business. As a result, we recognized a pre-tax charge of $8.9 which is classified within other expense, net, in our statement of operations.

Impacts of the 2002 Restructuring Program

The 2002 restructuring program is expected to be substantially completed by June 30, 2003, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $114.3, of which $24.2 was paid in 2002. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

As a result of the 2002 restructuring program, we expect to reduce costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. The 2002 restructuring program, once fully implemented, is expected to reduce costs by approximately $130.0 per year. We began to realize a portion of the benefits in the fourth quarter of 2002.

2001 Restructuring Program

In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.2. The restructuring charges consisted of $111.5 for employee termination benefits, $104.5 related to the impairment of goodwill, purchased intangibles and other long-lived assets, $158.1 to consolidate excess facilities and $34.5 for other contractual obligations for which we will no longer derive an economic benefit. The other special charges included a provision for excess and obsolete inventory of $310.0 and an other than temporary decline in certain equity investments of $106.6.

The amounts charged and adjusted against the provisions established in 2001 are as follows:

2002 Category	Beginning Balance	Adjustment to the Provision	Current Utilization	Ending Balance
Workforce reduction	$48.2	$19.3	$(67.5)	$—
Other contractual obligations	23.7	(7.3)	(13.3)	3.1
Consolidation of excess facilities	127.4	(0.2)	(29.9)	97.3

Total	$199.3	$11.8	$(110.7)	$100.4

2001 Category	Beginning Balance	Provision	Adjustment to the Provision	Current Utilization	Ending Balance
Workforce reduction	$—	$111.5	$(18.3)	$(45.0)	$48.2
Impairment of goodwill, purchased intangibles and other long-lived assets	—	104.5	—	(104.5)	—
Other contractual obligations	—	34.5	(8.0)	(2.8)	23.7
Consolidation of excess facilities	—	158.1	26.3	(57.0)	127.4

Total	$—	$408.6	$—	$(209.3)	$199.3

The 2001 restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

The adjustment to the provision for workforce reduction in 2002 was primarily attributable to the finalization of severance payments associated with reductions in force in certain foreign jurisdictions. The adjustment to the provision for other contractual obligations in 2002 resulted from favorable settlements.

The adjustment to the provision for the workforce reduction in 2001 primarily related to voluntary employee resignations. The adjustment to the provision for other contractual obligations in 2001 related primarily to a favorable settlement of an estimated liability for the closure of an information storage services business. The adjustment to the provision for the consolidation of excess facilities in 2001 primarily related to additional leased facilities being vacated.

2001 Inventory Provision

The amounts charged and adjusted against the 2001 established provisions for excess and obsolete inventory are set forth below. The activity is reflected within cost of sales in our statement of operations.

	Beginning Balance	Inventory Scrapped and Charged Against the Reserve	Reduction in Cost of Sales		Ending Balance
2002 Category			Inventory Sold	Favorable Vendor Settlements
Excess and obsolete EMC owned inventory	$226.2	$(182.9)	$(37.0)	$—	$6.3
Excess and obsolete purchase obligations	29.3	(4.8)	(20.9)	(3.6)	—

Total	$255.5	$(187.7)	$(57.9)	$(3.6)	$6.3

	Beginning Balance	Current Year Provision	Inventory Scrapped and Charged Against the Reserve	Reduction in Cost of Sales		Ending Balance
2001 Category				Inventory Sold	Favorable Vendor Settlements
Excess and obsolete EMC owned inventory	$—	$280.5	$(54.3)	$—	$—	$226.2
Excess and obsolete purchase obligations	—	29.5	(0.2)	—	—	29.3

Total	$—	$310.0	$(54.5)	$—	$—	$255.5

Other Charges

In 2001, we recorded a pre-tax charge of $106.6 for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slowdown in 2001, as well as the downturn in the storage industry, we determined that the decline in these investments was other than temporary and recognized an impairment loss.

Impacts of the 2001 Restructuring Program

The 2001 restructuring program has been substantially completed, although our ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $266.5, of which $55.4 was paid in 2001 and $110.7 was paid in 2002. The remaining accrual balance primarily relates to the consolidation of facilities that will be paid over the respective lease terms through 2015.

Cost Savings from the Restructuring Programs

Both the 2002 and 2001 restructuring programs have reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of December 31, 2002, the annualized costs savings, compared to the cost structure in place as of the end of the second quarter of 2001, is in excess of $1,250.0.

Investment Income and Interest Expense

Investment income was $256.2, $265.3 and $206.2 in 2002, 2001 and 2000, respectively. Investment income was earned primarily from investments in cash equivalents, short and long-term investments and sales-

type leases. Investment income decreased in 2002 compared to 2001 because of lower yields on outstanding investment balances, partially offset by greater realized gains on the sale of investments. Investment income increased in 2001 compared to 2000 primarily due to greater realized gains on the sale of investments. The weighted average return on investments, excluding realized gains, was 3.5%, 4.8% and 5.8% in 2002, 2001 and 2000, respectively.

Interest expense was $11.4 in 2002, $11.3 in 2001 and $14.6 in 2000. The decrease in 2001 compared to 2000 was primarily due to the conversion of our 3 ¼% convertible subordinated notes due 2002 in March 2000 and our 6% convertible subordinated notes due 2004 in May 2000.

Other Expense, Net

Other expense, net was $47.4, $133.1 and $7.3 in 2002, 2001 and 2000, respectively. The 2002 amount was comprised primarily of losses on the disposal of assets totaling $34.1. Included in the 2001 amount was a $106.6 non-cash charge for other than temporary declines in equity investments. These investments were carried at cost, subject to impairment. Due to the continued global economic slowdown in 2001, as well as the downturn in the storage industry, we determined that the decline in value of these investments was other than temporary and recognized an impairment loss.

Provision for Income Taxes

In 2002 and 2001, we reported pre-tax losses resulting in income tax benefits of $177.8 and $69.3, respectively. In 2000, we reported pre-tax income resulting in a provision for income taxes of $659.1. The rates of benefit were 60.0% in 2002 compared to 12.0% in 2001. In 2000, the effective income tax rate was 27.0%. The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters, which aggregated $67.7. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other international tax matters. Additionally, a reduction in the valuation allowance resulting from the realization of capital loss carryforwards contributed to the favorable rate. For 2001, the effective income tax rate varied from the statutory rate due to the mix of income and losses in foreign countries and the establishment of provisions associated with the impact of foreign tax audits, partially offset by a $133.2 tax benefit realized from a prior acquisition. For 2000, the effective income tax rate varied from the statutory rate due to our global tax strategy and the effect of our European manufacturing operations. The valuation allowance decreased by $31.1 in 2002 and $25.4 in 2001. The valuation allowance increased by $0.3 in 2000. The decreases in the valuation allowance in 2002 and 2001 were attributable to the realization of capital loss carryforwards. Additionally, we liquidated certain foreign subsidiaries, resulting in the loss of their net operating loss carryforwards that had been fully offset by a valuation allowance. As a result of the liquidations, both the deferred tax assets associated with the operating loss carryforwards and the related valuation allowance were reversed. Partially offsetting these decreases in the valuation allowance were increases resulting from the generation of additional foreign loss carryforwards. We expect the effective income tax rate for 2003 to be approximately 30%; however, the rate may vary depending upon the actual operating results for the year, the composition of the income (loss) in different countries and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.

Financial Condition

Cash and cash equivalents and short and long-term investments were $5,685.6 and $5,083.6 at December 31, 2002 and 2001, respectively, an increase of $602.0. In 2002, cash and cash equivalents decreased by $442.4 and short and long-term investments increased by $1,044.4.

Cash provided by operating activities was $1,445.7 in 2002 compared to $1,631.3 in 2001 and $2,108.7 in 2000. The decline in 2002 compared to 2001 was primarily attributable to a lower level of cash generated from working capital in 2002 compared to 2001. The 2002 reduction in working capital was primarily driven by a reduction in cash generated from collecting accounts and notes receivable due to lower revenue levels in 2002 compared to 2001. Partially offsetting this reduction were increases in deferred revenue attributable to increased sales of software maintenance contracts. The decline in 2001 compared to 2000 was primarily attributable to the $507.7 loss incurred in the year. Offsetting the loss was an overall improvement in cash generated from working capital associated with substantial reductions in accounts and notes receivable and inventories.

Cash used for investing activities was $1,576.4, $1,513.6 and $1,842.4 in 2002, 2001 and 2000, respectively. Capital additions were $391.1, $889.3 and $858.4 in 2002, 2001 and 2000, respectively. The decrease in capital additions in 2002 compared to 2001 resulted from measures we took to reduce costs, which were initiated in the second half of 2001. Capitalized software development costs were $126.7, $120.7 and $102.8 in 2002, 2001 and 2000, respectively. Net purchases and maturities of investments, consisting of debt securities, were $1,011.6, $409.4 and $647.9 in 2002, 2001 and 2000, respectively. We expect our capital additions for 2003 to be approximately the same to slightly down compared with the $391.1 spent in 2002.

Cash used for financing activities was $311.2 in 2002 compared to cash provided by financing activities of $33.4 and $611.7 in 2001 and 2000, respectively. In 2002, we repurchased 49.5 million shares of our common stock, par value $.01 per share (“Common Stock”), at a cost of $363.9. As of December 31, 2002, we had repurchased 50.6 million shares of the 300.0 million shares of Common Stock authorized for repurchase by our Board of Directors. From time to time, we enter into Rule 10b-5-1 plans to facilitate our share repurchases. In 2000, we generated $376.6 from the issuance of common stock in the initial public offering of McDATA Corporation (“McDATA”). In 2001, we distributed our ownership interest in McDATA. As a result of the distribution, McDATA’s net assets are no longer consolidated with our assets, which resulted in a $142.0 reduction in cash. The majority of the remaining cash generated in 2002, 2001 and 2000 was from the exercise of stock options. In 2000, $665.4 of convertible debt was converted into our Common Stock.

We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line of credit has been established to help manage currency volatility between the local currency and the U.S. dollar. The Brazilian line requires us to borrow in Brazilian currency. As of December 31, 2002, we had $11.0 outstanding on our line of credit in Brazil and none outstanding on our line of credit in the United States. The Brazilian line of credit requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of December 31, 2002, we were in compliance with the covenants.

We lend certain fixed income securities to generate investment income. During 2002, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2002, there were no outstanding securities lending transactions.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2002:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital leases	$8.3	$7.3	$1.0	$—	$—
Operating leases	545.1	186.3	192.7	87.6	78.5
Other long-term obligations, including notes payable and current portion of long-term obligations	185.6	128.2	12.3	1.6	43.5
Purchase orders	830.8	775.9	54.9	—	—

Total	$1,569.8	$1,097.7	$260.9	$89.2	$122.0

Our operating leases are primarily for office space around the world. We believe leasing such space is more cost-effective than purchasing real estate. The other long-term obligations, including notes payable and the current portion of long-term obligations, consist primarily of $151.9 of obligations associated with the Data General pension and post-retirement medical and life insurance plans. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Off-Balance Sheet Arrangements, Contingent Liabilities and Commitments

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $38.0 as of December 31, 2002. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. We have also agreed to guarantee our Brazilian subsidiary’s $50.0 line of credit.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent or copyright. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.

We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for certain matters, such as acts and omissions of EMC, its employees, agents or representatives.

We have procurement or license agreements with respect to technology that is used in EMC products and agreements in which we obtain rights to a product from an OEM. Under certain of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to EMC’s acts or omissions relating to the supplied products or technologies.

We have agreements with each of our directors and executive officers to indemnify such director or executive officer, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of EMC.

In connection with certain acquisitions, we have agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition. In a substantial majority of instances, we have maintained the acquired company’s directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid. In connection with certain dispositions, we have agreed to indemnify the buyer for certain matters, such as breaches of representations and warranties. These indemnities vary in length of time.

Based upon our historical experience and information known as of December 31, 2002, we believe our liability on the above guarantees and indemnities at December 31, 2002 is immaterial.

Notes and Accounts Receivable

We derive revenues from both selling and leasing information storage systems. We customarily sell the notes receivable resulting from our leasing activity to provide for current liquidity. Generally, we do not retain any recourse on the sale of these notes. From time to time, we may also sell accounts receivable when it is economically beneficial.

Litigation

In April 2002, EMC filed a complaint against Hitachi with the ITC and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleged that Hitachi had engaged in unlawful activities by importing into the United States products that infringed six EMC patents. We asked the ITC to issue an injunction to block importation of Hitachi’s infringing products and in May 2002, the ITC voted to commence an investigation into our claims. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date we filed a complaint against Hitachi, in April 2002, Hitachi and HICAM filed a complaint against us in the United States Federal District Court for the Western District of Oklahoma alleging that certain of our products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. In March 2003, EMC and Hitachi jointly announced that the parties had entered into agreements whereby they agreed (i) to settle all pending patent infringement claims between EMC, Hitachi and HICAM, (ii) to cross-license their respective patents and (iii) to a framework for exchanging technology in the form of storage-related APIs. In accordance with the cross-license agreements, we will receive payments from Hitachi. The cross-license agreements expire at the end of 2007. On February 27, 2003, EMC and Hitachi filed a Joint Motion with the ITC to terminate the ITC investigation on the basis of the above-referenced agreements, and on March 11, 2003, the ITC judge signed an order terminating the ITC investigation. The parties intend to move to dismiss the district court actions referenced above once the ITC judge’s order has been accepted by the ITC.

On September 30, 2002, EMC filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts alleging that certain HP products infringe six EMC patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On September 30, 2002, HP filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit, and on October 1, 2002, we filed an amended complaint asking the court to declare that the seven HP patents are invalid and not infringed.

We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Pension and Post-Retirement Medical and Life Insurance Plans

EMC has a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. Substantially all of these plans have been frozen resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested primarily in common stock, bonds and cash equivalent securities. The market related value of the plans’ assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2002 was 8.4%. This rate represents the average of the long-term rates of return for all defined benefit plans (international and U.S.) weighted by the plans’ assets as of December 31, 2002. The actual long-term rate of return for the ten years ended December 31, 2002 was 7.9%. In order to reflect current capital market projections, the expected long-term rate of return for the 2003 plans’ expense has been reduced to 7.8%. A 25 basis point change in the expected long-term rate of return on the plans’ assets would have approximately an $0.8 impact on the 2003 pension expense. As of December 31, 2002, the pension plans had a $146.0 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. At December 31, 2002, the discount rate was 6.4%. This rate represents the average of the discount rates for all defined benefit plans (international and U.S.) weighted by plan liabilities as of December 31, 2002. The discount rate reflects the rate at which the pension benefits could be effectively settled. For the U.S. plan, this rate is based on Moody’s AA Corporate Bond Index. For international plans, the rate is based upon comparable high quality corporate bond yields. A 25 basis point change in the discount rate would have approximately a $0.7 impact on the 2003 pension expense for all plans (international and U.S.).

EMC also assumed a post-retirement benefit plan as part of the Data General acquisition that provides certain medical and life insurance benefits for retired former Data General employees. The plan’s assets are invested primarily in common stock, bonds and cash equivalent securities. The market related value of the plan’s assets is equal to the assets’ fair value. The expected long-term rate of return on the plan’s assets for the year ended December 31, 2002 was 9.0%. In order to reflect current capital market assumptions, the expected long-term rate of return for 2003 has been reduced to 8.25%. A 25 basis point change in the expected long-term rate of return on the plan’s assets has minimal impact on our benefit expense. As of December 31, 2002, the plan had a $0.2 unrecognized actuarial gain that will be recognized over anticipated remaining years of service for participants. At December 31, 2002, the discount rate was 6.5%. The discount rate is based on Moody’s AA Corporate Bond Index. A 25 basis point change in the discount rate has a minimal impact on the expense.

As a result of the changes in the expected long-term rates of return and discount rate, our pension and post-retirement medical and life insurance obligation increased from $77.2 at December 31, 2001 to $151.9 at December 31, 2002. In January 2003, we funded an additional $107.4 into the U.S. pension plan.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. EMC’s significant accounting policies are presented within Note A to our Consolidated Financial Statements.

Revenue Recognition

Revenue recognition is governed by various accounting principles, including the SEC’s Staff Accounting Bulletin, No. 101, “Revenue Recognition in Financial Statements”; Statement of Position No. 97-2, “Software

Revenue Recognition”; FAS No. 48, “Revenue Recognition When Right of Return Exists”; FAS No. 13, “Accounting for Leases”; and SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and current market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Warranty Costs

We accrue for systems warranty costs at the time of shipment. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories and intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset.

Restructuring Charges

We have recognized restructuring charges in 2002 and 2001. The restructuring charges include, among other items, estimated losses on the sale of real estate, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. The pronouncement nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF 94-3, a liability is recognized solely upon an entity’s commitment to a plan. FAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based upon whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. FAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We adopted FAS No. 146 effective January 1, 2003, and we do not expect that the pronouncement will have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. We do not expect that the pronouncement will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We do not expect that this Interpretation will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, we have elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25. See Note A to our Consolidated Financial Statements—“Summary of Significant Accounting Policies—Accounting for Stock-Based Compensation.”

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We do not expect that this Interpretation will have a material impact on our financial position or results of operations.

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

Our revenue and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which we compete. During 2001 and 2002, we experienced a decrease in demand for information storage products as customers delayed or reduced their information technology expenditures. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

We may be unable to keep pace with rapid industry, technological and market changes.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will continue to be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the storage industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits.

Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include the difficulty in forecasting customer preferences or demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive obsolete supply of inventory, and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for longer periods of time. Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations or financial condition.

The markets we serve are highly competitive, and we may be unable to compete effectively.

We compete with many established companies in the markets we serve and some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers’ various information technology requirements than us. We also compete with many smaller, less established companies who may be able to focus more effectively on specific product segments or markets. Historically, we have competed primarily on the basis of our products’ features and performance. As product pricing becomes a more important criteria for our customers, we may experience increased competition from certain low-price competitors.

Companies may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products, and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. In addition, as we increase our software and services businesses, we may face new competitive challenges.

We may have difficulty managing operations.

In October 2002, we announced a restructuring program to further reduce our cost structure. The restructuring program included a reduction in force of approximately 1,500 employees and the closure of certain facilities. Our future operating results will depend on the success of this restructuring program as well as on our overall ability to manage operations, which includes, among other things:

•	managing our business with fewer employees

•	retaining and hiring, as required, the appropriate number of qualified employees

•	enhancing, as appropriate, our infrastructure, including but not limited to, our information systems

•	accurately forecasting revenues

•	transitioning our sales force to sell more software and services

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands

•	controlling expenses

•	managing our manufacturing capacity, real estate facilities and other assets

•	executing on our plans

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

We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition.

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

If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that would result in substantial repair, replacement or service costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Our business, results of operations or financial condition could be materially adversely affected if laws, regulations or standards relating to us or our products are newly implemented or changed.

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

In addition, our stock price is affected by general economic and market conditions and has been negatively affected by unfavorable global economic and market conditions. If such conditions continue to deteriorate, our stock price could decline further.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, primarily from changes in foreign exchange rates, interest rates and credit risk. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

Foreign Exchange Risk Management

As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the Euro, the Japanese yen and the British pound. Additionally, we have exposure to emerging market economies, particularly in Latin America and South East Asia. Despite the relatively small size of our exposure in these markets, the inherent volatility of these economies could negatively impact our financial results.

We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, we use these derivative instruments to reduce our foreign exchange risk by essentially creating offsetting market exposures. The success of the hedging program depends on our forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The instruments we hold are not leveraged and are not held for trading or speculative purposes.

We employ a variance/covariance model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 2002. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $0.3 million as of December 31, 2002 and $1.1 million as of December 31, 2001. The average, high and low value-at-risk amounts for 2002 and 2001 were as follows (in millions):

	Average	High	Low
2002	$0.4	$0.6	$0.3
2001	1.8	2.2	1.1

The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Interest Rate Risk

We maintain an investment portfolio consisting of debt securities of various types and maturities. The investments are classified as available for sale and are all denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). These instruments are not leveraged, and are not held for trading purposes. A portion of our investment portfolio is comprised of mortgage-backed securities that are subject to prepayment risk.

We employ a variance/covariance model to calculate value-at-risk for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 2002. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value at risk on the investment portfolios was $5.5 million as of December 31, 2002 and $9.3 million as of December 31, 2001. The average, high and low value-at-risk amounts for 2002 and 2001 were as follows (in millions):

	Average	High	Low
2002	$7.3	$8.2	$5.5
2001	10.6	12.8	9.3

The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and trade and notes receivable. We place our temporary cash investments and short and long-term investments in investment grade instruments and limit the amount of investment in any one issuer. The credit risk associated with accounts and notes receivables is minimal due to the large number of customers and their broad dispersion over many different industries and geographic areas. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

ITEM	8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMC CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the

Board of Directors of EMC Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note B to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 20, 2003, except

for the third to last paragraph

within Note L, as to which the

date is March 11, 2003

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,686,598	$2,129,019
Short-term investments	864,743	445,428
Accounts and notes receivable, less allowance for doubtful accounts of $50,551 and $36,169	881,325	1,348,569
Inventories	437,805	583,985
Deferred income taxes	250,197	287,597
Other current assets	96,580	128,644

Total current assets	4,217,248	4,923,242
Long-term investments	3,134,290	2,509,112
Property, plant and equipment, net	1,624,396	1,827,331
Intangible and other assets, net	365,557	394,754
Goodwill, net	205,030	188,356
Deferred income taxes	43,926	46,840

Total assets	$9,590,447	$9,889,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$27,507	$56,677
Accounts payable	429,732	424,132
Accrued expenses	948,357	1,024,211
Income taxes payable	187,695	315,368
Deferred revenue	448,359	359,026

Total current liabilities	2,041,650	2,179,414
Deferred revenue	156,412	10,237
Other liabilities	166,383	99,164
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,235,930 and 2,221,442 shares	22,359	22,214
Additional paid-in capital	3,580,025	3,470,325
Deferred compensation	(10,762)	(29,209)
Retained earnings	4,070,049	4,188,755
Accumulated other comprehensive loss, net	(53,488)	(33,007)
Treasury stock, at cost; 50,555 and 1,060 shares	(382,181)	(18,258)

Total stockholders’ equity	7,226,002	7,600,820

Total liabilities and stockholders’ equity	$9,590,447	$9,889,635

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
Revenues:
Net sales	$4,219,156	$5,915,695	$7,966,974
Services	1,219,196	1,174,938	905,842

	5,438,352	7,090,633	8,872,816
Costs and expenses:
Cost of sales	2,614,482	3,525,145	3,125,908
Cost of services	705,028	721,897	603,857
Research and development	781,457	928,701	783,166
Selling, general and administrative	1,680,814	2,214,223	2,102,982
Restructuring and other special charges	150,402	398,508	—

Operating income (loss)	(493,831)	(697,841)	2,256,903
Investment income	256,153	265,285	206,240
Interest expense	(11,415)	(11,338)	(14,604)
Other expense, net	(47,394)	(133,141)	(7,341)

Income (loss) before taxes	(296,487)	(577,035)	2,441,198
Income tax provision (benefit)	(177,781)	(69,323)	659,123

Net income (loss)	$(118,706)	$(507,712)	$1,782,075

Net income (loss) per weighted average share, basic	$(0.05)	$(0.23)	$0.82

Net income (loss) per weighted average share, diluted	$(0.05)	$(0.23)	$0.79

Weighted average shares, basic	2,206,294	2,211,273	2,164,180
Weighted average shares, diluted	2,206,294	2,211,273	2,245,203

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(118,706)	$(507,712)	$1,782,075
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	653,686	654,698	516,798
Non-cash restructuring, inventory and other special charges (reversals)	(26,027)	449,364	21,000
Other than temporary declines in equity investments	6,315	106,560	—
Amortization of deferred compensation	13,077	19,514	27,027
Provision for doubtful accounts	35,171	32,711	27,537
Deferred income taxes, net	74,088	(227,429)	35,349
Net loss on disposal of property, plant and equipment	26,405	2,282	18,523
Tax benefit from stock options exercised	34,291	137,901	207,694
Minority interest	—	29	2,235
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	435,613	806,002	(647,577)
Inventories	240,377	127,581	(406,985)
Other assets	64,918	(19,303)	(155,306)
Accounts payable	4,240	(78,429)	147,675
Accrued expenses	(74,886)	201,301	200,033
Income taxes payable	(158,308)	(157,007)	228,089
Deferred revenue	236,813	69,637	109,594
Other liabilities	(1,333)	13,558	(5,105)

Net cash provided by operating activities	1,445,734	1,631,258	2,108,656

Cash flows from investing activities:
Additions to property, plant and equipment	(391,076)	(889,309)	(858,423)
Proceeds from sales of property, plant and equipment	6	17,310	200
Capitalized software development costs	(126,678)	(120,724)	(102,772)
Purchases of short and long-term available for sale securities	(8,437,486)	(4,981,376)	(2,644,077)
Sales of short and long-term available for sale securities	7,199,476	4,445,271	1,961,208
Maturities of short and long-term available for sale securities	226,408	126,683	35,000
Purchase of other assets	(25,050)	—	—
Business acquisitions, net of cash acquired	(21,993)	(111,455)	(233,554)

Net cash used in investing activities	(1,576,393)	(1,513,600)	(1,842,418)

Cash flows from financing activities:
Issuance of common stock	80,924	170,284	234,057
Issuance of subsidiary’s stock	—	—	376,607
Purchase of treasury stock	(363,923)	(18,258)	—
Cash portion of McData Corporation spinoff dividend	—	(141,981)	—
Redemption of 6% convertible subordinated notes due 2004	—	—	(155)
Payment of long-term and short-term obligations	(29,694)	(16,859)	(10,244)
Issuance of long-term and short-term obligations	1,516	40,206	11,392

Net cash (used in) provided by financing activities	(311,177)	33,392	611,657
Effect of exchange rate changes on cash	(585)	(5,252)	(4,083)

Net (decrease) increase in cash and cash equivalents	(442,421)	145,798	873,812
Cash and cash equivalents at beginning of year	2,129,019	1,983,221	1,109,409

Cash and cash equivalents at end of year	$1,686,598	$2,129,019	$1,983,221

Non-cash activity:
– Exchange of net assets for equity investment	$3,560	$—	$—
– Conversion of convertible subordinated notes, net of debt issuance costs	—	—	665,397
– Issuance of capital lease obligations	—	24,490	—
– Options associated with business acquisitions	—	1,050	11,372
– Distribution of net assets in McData Corporation dividend	—	234,152	—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Other Compre- hensive Loss	Treasury Stock		Stock- holders’ Equity
	Shares	Par Value					Shares	Cost
Balance, January 1, 2000	2,078,550	$20,786	$1,695,994	$(30,282)	$3,299,821	$(34,533)	—	$—	$4,951,786
Stock issued through stock option and stock purchase plans	27,083	270	233,787	—	—	—	—	—	234,057
Tax benefit from stock options exercised	—	—	207,694	—	—	—	—	—	207,694
Grant of stock options	—	—	55,919	(55,919)	—	—	—	—	—
Issuance of common stock pursuant to conversion of notes	86,361	864	664,533	—	—	—	—	—	665,397
Amortization of deferred compensation	—	—	—	27,027	—	—	—	—	27,027
Reversal of deferred compensation due to employee terminations	—	—	(9,649)	9,649	—	—	—	—	—
Pooling of interests acquisitions	3,495	35	7,930	—	(9,296)	—	—	—	(1,331)
Purchase acquisitions	—	—	11,372	—	—	—	—	—	11,372
Sale of subsidiary’s stock	—	—	270,481	—	—	—	—	—	270,481
Change in market value of investments	—	—	—	—	—	37,020	—	—	37,020
Change in market value of derivatives	—	—	—	—	—	(4,209)	—	—	(4,209)
Translation adjustment	—	—	—	—	—	(4,160)	—	—	(4,160)
Net income	—	—	—	—	1,782,075	—	—	—	1,782,075

Balance, December 31, 2000	2,195,489	21,955	3,138,061	(49,525)	5,072,600	(5,882)	—	—	8,177,209

Stock issued through stock option and stock purchase plans	25,953	259	170,025	—	—	—	—	—	170,284
Tax benefit from stock options exercised	—	—	137,901	—	—	—	—	—	137,901
Grant of stock options	—	—	29,282	(29,282)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(1,060)	(18,258)	(18,258)
Amortization of deferred compensation	—	—	—	19,514	—	—	—	—	19,514
Reversal of deferred compensation due to employee terminations	—	—	(5,994)	5,994	—	—	—	—	—
Purchase acquisitions	—	—	1,050	—	—	—	—	—	1,050
McData spin-off	—	—	—	24,090	(376,133)	—	—	—	(352,043)
Change in market value of investments	—	—	—	—	—	16,142	—	—	16,142
Change in market value of derivatives	—	—	—	—	—	3,077	—	—	3,077
Minimum pension liability	—	—	—	—	—	(42,194)	—	—	(42,194)
Translation adjustment	—	—	—	—	—	(4,150)	—	—	(4,150)
Net loss	—	—	—	—	(507,712)	—	—	—	(507,712)

Balance, December 31, 2001	2,221,442	22,214	3,470,325	(29,209)	4,188,755	(33,007)	(1,060)	(18,258)	7,600,820

Stock issued through stock option and stock purchase plans	14,488	145	80,779		—	—	—	—	80,924
Tax benefit from stock options exercised	—	—	34,291	—	—	—	—	—	34,291
Purchase of treasury stock	—	—	—	—	—	—	(49,495)	(363,923)	(363,923)
Amortization of deferred compensation	—	—	—	13,077	—	—	—	—	13,077
Reversal of deferred compensation due to employee terminations	—	—	(5,370)	5,370	—	—	—	—	—
Change in market value of investments	—	—	—	—	—	16,640	—	—	16,640
Change in market value of derivatives	—	—	—	—	—	(80)	—	—	(80)
Minimum pension liability	—	—	—	—	—	(47,606)	—	—	(47,606)
Translation adjustment	—	—	—	—	—	10,565	—	—	10,565
Net loss	—	—	—	—	(118,706)	—	—	—	(118,706)

Balance, December 31, 2002	2,235,930	$22,359	$3,580,025	$(10,762)	$4,070,049	$(53,488)	(50,555)	$(382,181)	$7,226,002

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Net income (loss)	$(118,706)	$(507,712)	$1,782,075
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $2,909, $1,940 and $(2,053)	10,565	(4,150)	(4,160)
Equity adjustment for minimum pension liability, net of taxes (benefit) of $(27,466), $(26,414) and $0	(47,606)	(42,194)	—
Changes in market value of investments, net of taxes of $17,597, $4,470 and $12,905	16,640	16,142	37,020
Changes in market value of derivatives, net of taxes (benefit) of $(9), $1,117 and $(1,512)	(80)	3,077	(4,209)

Other comprehensive income (loss)	(20,481)	(27,125)	28,651

Comprehensive income (loss)	$(139,187)	$(534,837)	$1,810,726

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Company

EMC Corporation and its subsidiaries (“EMC”) design, manufacture, market and support a wide range of networked storage platforms, software and related services. EMC products and services are designed to enable organizations of all types and sizes to manage, protect and share their information in the most efficient and cost-effective manner possible.

Principles of Consolidation

The consolidated financial statements include the accounts of EMC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

Revenue Recognition

EMC derives revenue from sales of information storage systems, software and services. EMC recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The following summarizes the major terms of EMC’s contractual relationships with its customers and the manner in which EMC accounts for sales transactions.

•	Systems sales

Systems sales consist of the sale of hardware, including Symmetrix systems, CLARiiON systems, Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

•	Software sales

Software sales consist of the sale of software application programs that provide customers with information management, sharing or protection capabilities. Revenue for software is generally recognized upon shipment.

•	Services revenue

Services revenue consists of the sale of installation services, software warranty and maintenance, hardware maintenance, training and professional services.

Installation is not considered essential to the functionality of EMC’s products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customers or other vendors. Installation services revenues are recognized upon completion of installation.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software warranty and maintenance and hardware maintenance revenues are recognized ratably over the contract period.

Training revenues are recognized upon completion of the training.

Professional services revenues, which include information infrastructure design, integration and implementation, business continuity, data migration, networking storage and project management, are recognized as milestones are met. The milestones reflect the percentage of costs incurred on the project to total estimated costs.

•	Multiple element arrangements

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

•	Shipping terms

EMC sales contracts generally provide for the customer to accept title and risk of loss when the product leaves EMC’s facility. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, EMC defers recognizing revenue until title and risk of loss transfer to the customer.

•	Leases

Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

•	Other

EMC accrues for systems’ warranty costs and reduces revenue for estimated sales returns at the time of shipment. Systems’ warranty costs are estimated based upon EMC’s historical experience and specific identification of systems’ requirements. Sales returns are estimated based upon EMC’s historical experience and specific identification of probable returns.

Advertising Costs

Advertising costs are expensed as incurred.

Shipping and Handling Costs

EMC classifies shipping and handling costs in cost of sales.

Foreign Currency Translation

The local currency is the functional currency of the majority of EMC’s subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the period. Consolidated foreign currency transaction results included in other expense, net, were losses of $3.5 million and $3.6 million in 2002 and 2001, respectively, compared to a gain of $5.8 million in 2000.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

EMC uses derivatives to hedge foreign currency exposures related to its foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.

EMC hedges its exposure in foreign currency denominated assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. All outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other expense, net in the statement of operations. These derivative contracts mature within one year or less.

EMC uses foreign currency forward and option contracts to hedge its exposure on a portion of its forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. To achieve hedge accounting, the criteria specified in Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instrument and Hedging Activities” must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net in the statement of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to the other expense, net, in the statement of operations in the then-current period. Amounts reclassified due to transactions that did not occur were immaterial for 2002, 2001 and 2000, respectively. EMC’s cash flow hedges generally mature within six months or less.

Since EMC is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings, which represented an immaterial amount for the fiscal years presented. The ineffective portion of the derivatives consists of option premiums, discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts.

EMC does not engage in currency speculation. For purposes of presentation within the statement of cash flows, derivative gains and losses are presented within cash provided by operating activities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities. Cash equivalents are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $1,223.6 million and $1,403.0 million at December 31, 2002 and 2001, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

EMC’s investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair market value. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

EMC also holds strategic equity investments. Strategic equity investments in publicly traded companies are classified as available-for-sale when there are no restrictions on EMC’s ability to liquidate such securities. These investments are also carried at their market value. Strategic equity investments in privately-held companies are carried at the lower of cost or net realizable value due to their illiquid nature. EMC reviews these investments to ascertain whether unrealized losses are other than temporary.

Unrealized gains and temporary losses on investments classified as available-for-sale are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses on non-strategic investments are reflected in the statement of operations in investment income. Realized gains and losses and other-than-temporary impairments on strategic investments are reflected in the statement of operations in other expense, net. Investment activity is accounted for using the average cost method.

Securities Lending

EMC lends fixed income securities generally on an overnight basis to generate investment income. Under its securities lending agreements, EMC receives collateral equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. Government-backed securities or letters of credit. At December 31, 2002 and 2001, there were no outstanding securities lending transactions.

Statement of Cash Flows Supplemental Information (table in thousands):

	2002	2001	2000
Cash paid (received) for:
Income taxes	$(119,713)	$175,541	$189,140
Interest	11,797	10,978	13,835

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

When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in other expense, net, within the statement of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over two years. Unamortized software development costs were $143.7 million and $145.3 million at December 31, 2002 and 2001, respectively, and are included in intangible and other assets, net. Amortization expense was $128.3 million, $106.5 million and $84.6 million in 2002, 2001 and 2000, respectively. Amounts capitalized were $126.7 million, $120.7 million and $102.8 million in 2002, 2001 and 2000, respectively.

Intangible Assets

Intangible assets include goodwill, purchased technology, trademarks and customer lists, patents and contracts. Goodwill is carried at its historical cost. All other intangible assets are amortized over their useful lives, ranging from two to five years.

Impairment of Long-Lived Assets

EMC reviews long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

EMC does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock, par value $.01 per share (“Common Stock”), of EMC outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and, for a portion of 2000, convertible debt.

Retirement/Post Employment Benefits

Net pension cost for EMC’s domestic defined benefit pension plan is funded to the extent that current pension cost is deductible for U.S. Federal tax purposes and to comply with ERISA and the General Agreement

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on Tariff and Trade Bureau (GATT) additional minimum funding requirements. Net pension cost for EMC’s international defined benefit pension plans are generally funded as accrued.

Net post-retirement benefit cost for the domestic post-retirement benefits plan assumed as part of EMC’s acquisition of Data General Corporation (“Data General”) is generally funded on a pay-as-you-go basis to the extent that current cost is deductible for U.S. Federal tax purposes.

Accounting for Stock-Based Compensation

FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, EMC elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net income (loss) per weighted average share had EMC adopted FAS No. 123 (table in thousands, except per share amounts):

	2002	2001	2000
Net income (loss)	$(118,706)	$(507,712)	$1,782,075
Add back: Stock compensation costs, net of tax, on options granted below fair market value	8,434	12,001	19,730
Less: Stock compensation costs, net of tax, had all options been recorded at fair value	(364,849)	(347,704)	(201,925)

Incremental stock option expense per FAS No. 123, net of tax	(356,415)	(335,703)	(182,195)

Adjusted net income (loss)	$(475,121)	$(843,415)	$1,599,880

Weighted average shares, basic	2,206,294	2,211,273	2,164,180
Weighted average shares, diluted	2,206,294	2,211,273	2,245,203

Net income (loss) per weighted average share, basic—as reported	$(0.05)	$(0.23)	$0.82

Net income (loss) per weighted average share, diluted—as reported	$(0.05)	$(0.23)	$0.79

Adjusted net income (loss) per weighted average share, basic	$(0.22)	$(0.38)	$0.74

Adjusted net income (loss) per weighted average share, diluted	$(0.22)	$(0.38)	$0.71

The fair value of each option granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	None	None	None
Expected volatility	55.0%	55.0%	55.0%
Risk-free interest rate	3.44%	4.36%	6.21%
Expected life (years)	5.0	5.0	5.0

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average fair value of options granted at fair market value during:
2002	$3.69
2001	$11.91
2000	$42.28

Weighted average fair value of options granted below fair market value during:
2002	N/A
2001	$31.43
2000	$58.33

The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts. FAS No. 123 does not apply to grants made prior to 1995.

Concentrations of Credit Risk

Financial instruments which potentially subject EMC to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and accounts and notes receivable. EMC places its temporary cash investments and short and long-term investments in investment grade instruments and limits the amount of investment with any one issuer. The credit risk associated with accounts and notes receivables is limited due to the large number of customers and their broad dispersion over many different industries and geographic areas.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. The pronouncement nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF 94-3, a liability is recognized solely upon an entity’s commitment to a plan. FAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based upon whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. FAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. EMC adopted FAS No. 146 effective January 1, 2003, and EMC does not expect that the pronouncement will have a material impact on EMC’s financial statements or results of operations.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EMC does not expect that the pronouncement will have a material impact on EMC’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. EMC does not expect that this Interpretation will have a material impact on EMC’s financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, EMC has elected to apply APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. EMC intends to continue to apply the provisions of APB No. 25.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. EMC does not expect that this Interpretation will have a material impact on its financial position or results of operations.

B.    Business Acquisitions, Goodwill and Intangible Assets

In September 2002, EMC acquired all of the outstanding common and preferred stock of Prisa Networks, Inc. (“Prisa”), a software development company, for $22.0 million in cash. The purchase price has been allocated to Prisa’s assets and liabilities based upon their fair market value at the date of acquisition. The allocation resulted in $4.5 million being allocated to developed technology, $1.9 million to an original equipment manufacturer (“OEM”) contract and $5.1 million to goodwill, all of which are classified within EMC’s information storage products segment. The consolidated financial statements include the operating results of Prisa from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to EMC. The intangible assets, with the exception of the goodwill, are being amortized on a straight-line basis over their estimated useful life of four years. None of the goodwill is deductible for income tax purposes.

A summary of the assets acquired and liabilities assumed in the 2002 transaction set forth above is as follows (table in thousands):

Fair value of assets acquired	$23,483
Cash paid for stock, net of cash acquired	(21,993)

Liabilities assumed	$1,490

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2002, EMC acquired 1.8 million shares of Series A Preferred Stock of Diligent Technologies Corporation (“Diligent”), a software development company, in exchange for EMC’s equity interest in one of its wholly owned subsidiaries, which had a net book value of $4.6 million. In October 2002, EMC acquired an additional 2.0 million shares of Series A Preferred Stock of Diligent for a purchase price of $5.0 million. As a result of these transactions, EMC owns approximately 24% of the outstanding equity in Diligent, which is majority owned by two former EMC employees. EMC’s investment in Diligent is being accounted for under the equity method. As of December 31, 2002, the carrying value of the investment was $9.5 million.

In 2001, EMC acquired all of the outstanding shares of capital stock of FilePool N.V. and Luminate Software Corporation (“Luminate”), both software development companies, as well as other minor acquisitions, for an aggregate consideration, including stock options, of $112.5 million, net of cash acquired. EMC accounted for these acquisitions under the purchase method of accounting. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to EMC on either an individual or an aggregate basis. Based upon the final purchase price allocation, an aggregate of $20.0 million was allocated to developed technology and an aggregate of $89.3 million was allocated to goodwill, including the impact of deferred taxes. The intangible assets, with the exception of the goodwill arising from the Luminate and FilePool N.V. acquisitions, are being amortized on a straight-line basis over their estimated useful life of five years.

A summary of the assets acquired and liabilities assumed in the 2001 transactions set forth above is as follows (table in thousands):

Fair value of assets acquired	$119,484
Cash paid for stock, net of cash acquired	(111,455)

Liabilities assumed	$8,029

In 2000, EMC acquired all of the outstanding shares of common stock of Softworks, Inc., a software company, by means of a tender offer, whereby all of the shares of Softworks were converted into the right to receive cash. Also in 2000, EMC acquired all of the outstanding common stock of software companies Terascape Software, Inc., Avalon Consulting Group and Digital Bitcasting, Inc. The aggregate consideration issued in these transactions, including stock options, was $245.0 million, net of cash acquired of $28.0 million. EMC accounted for each of these acquisitions under the purchase method. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to EMC on either an individual or an aggregate basis.

A summary of the assets acquired and liabilities assumed in the 2000 transactions set forth above is as follows (table in thousands):

Fair value of assets acquired	$274,686
Cash paid for stock, net of cash acquired	(233,554)

Liabilities assumed	$41,132

In October 2000, EMC acquired all of the outstanding common stock of CrosStor Software, Inc., a software company, in exchange for approximately 3,495,000 shares of Common Stock. EMC accounted for this acquisition under the pooling-of-interests method. CrosStor’s historical operations were not material to EMC’s consolidated operations and therefore prior period statements have not been restated for this transaction.

In July 2001, the FASB issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS No. 141 supercedes Accounting Principles Board Opinion No. 16, “Business

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combinations” and FAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” FAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity’s net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of FAS No. 142 becoming effective for EMC commencing with its 2002 fiscal year. EMC has completed its transitional impairment test and concluded that there is no impairment to goodwill. As a result of adopting FAS No. 142, approximately $42.0 million of goodwill amortization, net of income tax benefits of $4.2 million, was not recognized in 2002.

The following is a reconciliation of reported net loss to adjusted net loss and reported loss per share to adjusted loss per share had FAS No. 142 been in effect for 2001 and 2000 (table in thousands, except per share amounts):

	For the Year Ended December 31,
	2001	2000
Net income (loss)	$(507,712)	$1,782,075
Add back: Impact of goodwill amortization, net of tax benefit of $4,468 and $400	47,921	39,643

Adjusted net income (loss)	$(459,791)	$1,821,718

Net income (loss) per share, basic	$(0.23)	$0.82
Add back: Impact of goodwill amortization, net of taxes	0.02	0.02

Adjusted net income (loss) per share, basic	$(0.21)	$0.84

Net income (loss) per share, diluted	$(0.23)	$0.79
Add back: Impact of goodwill amortization, net of taxes	0.02	0.02

Adjusted net income (loss) per share, diluted	$(0.21)	$0.81

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets as of December 31, 2002 and December 31, 2001 consist of (table in thousands):

	December 31, 2002	December 31, 2001
Purchased technology	$117,852	$95,305
Accumulated amortization	(66,960)	(50,295)

	$50,892	$45,010

Patents	$61,857	$57,157
Accumulated amortization	(47,658)	(38,174)

	$14,199	$18,983

OEM contract	$1,900	$—
Accumulated amortization	(119)	—

	$1,781	$—

Trademarks and customer lists	$14,684	$14,684
Accumulated amortization	(11,350)	(9,750)

	$3,334	$4,934

Total intangible assets, excluding goodwill	$196,293	$167,146
Accumulated amortization	(126,087)	(98,219)

	$70,206	$68,927

Goodwill	$266,961	$250,287
Accumulated amortization	(61,931)	(61,931)

	$205,030	$188,356

Amortization expense on intangibles was $27.9 million, $86.0 million and $77.3 million in 2002, 2001 and 2000, respectively. The 2001 and 2000 amounts included amortization of goodwill. As of December 31, 2002, amortization expense on existing intangibles for the next five years was as follows (table in thousands):

2003	$29,556
2004	20,400
2005	9,543
2006	7,580
2007	3,127

Total	$70,206

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill, net, on a total consolidated basis and by segment for the years ended December 31, 2002 and 2001 consist of the following (tables in thousands):

	Year ended December 31, 2002
	Information Storage Products	Information Storage Services	Other	Total
Balance, beginning of the year	$186,741	$1,615	$—	$188,356
Goodwill acquired	5,091	—	—	5,091
Finalization of purchase price allocations	11,583	—	—	11,583

Balance, end of the year	$203,415	$1,615	$—	$205,030

	Year ended December 31, 2001
	Information Storage Products	Information Storage Services	Other	Total
Balance, beginning of the year	$168,884	$7,454	$—	$176,338
Goodwill acquired	89,323	1,804	—	91,127
Amortization expense	(49,064)	(3,325)	—	(52,389)
Impairment losses	(22,402)	(4,318)	—	(26,720)

Balance, end of the year	$186,741	$1,615	$—	$188,356

In the third quarter of 2001, in connection with its restructuring charge (see Note C), EMC recognized an impairment loss of $33.1 million, consisting of $26.7 million of goodwill and $6.4 million of other intangible assets. The impairment charge is equal to the amount by which the assets’ carrying amount exceeded the present value of their estimated discounted future cash flows. The goodwill impairment charge included $22.4 million in the information storage products segment and $4.3 million in the information storage services segment. The other intangible assets impairment charge consisted of $6.4 million in the information storage products segment. The impairment charges are classified in EMC’s statement of operations within restructuring and other special charges.

C.    Restructuring and Other Special Charges

Due to the declines in revenues experienced in 2002 and 2001, in each of those years, EMC implemented a restructuring program to reduce its cost structure and focus its resources on the highest potential growth areas of its business. In 2002 and 2001, EMC recognized restructuring and other special charges of $100.0 million and $825.2 million, respectively. The 2002 charge consisted of $140.9 million associated with the 2002 restructuring program, an $8.9 million loss on assets disposed of within the fourth quarter of 2002 associated with the 2002 restructuring program and $11.8 million of additional restructuring costs associated with the 2001 restructuring program. Offsetting these costs in 2002 was a $61.6 million reduction in the third quarter 2001 provision for excess and obsolete inventory.

The 2001 charge consisted of a $310.0 million provision for excess and obsolete inventory, $408.6 million for restructuring activities and $106.6 million for other than temporary declines in equity investments.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring and other special charges have been classified within the statement of operations according to their related category. These categories are as follows (table in thousands):

	Restructuring Charge
	2002	2001
Cost of sales	$(61,558)	$320,066
Restructuring and other special charges	150,402	398,508
SG&A expenses	2,300	—
Other expense, net	8,920	106,560

Total	$100,064	$825,134

The detail on each of the charges and activity for 2002 and 2001 is explained in the following sections.

2002 Restructuring Program

In the fourth quarter of 2002, EMC implemented a restructuring program to further reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $140.9 million. The restructuring charges consisted of $44.5 million for employee termination benefits, $58.0 million to consolidate excess facilities, $21.5 million related to the impairment of long-lived assets and $16.9 million for contractual and other obligations for which EMC will no longer derive an economic benefit. The 2002 restructuring program impacted all of EMC’s segments.

Worldwide Reduction in Force

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. The workforce reduction resulted in a pre-tax charge of $44.5 million for termination benefits. As a result of labor laws in certain foreign countries in which EMC operates, the amount of termination benefits for employees in such countries was not determinable as of December 31, 2002. As these amounts are finalized, which is expected to be in the first quarter of 2003, EMC will recognize additional charges. As of December 31, 2002, approximately 1,000 employees had been terminated.

Consolidation of Excess Facilities

The 2002 restructuring program includes a pre-tax charge of $58.0 million for the consolidation of space within EMC’s corporate facilities and the elimination of excess field office space worldwide. Included in the charge are $52.9 million for estimated losses on subleases and $5.1 million impairment charge for non-recoverable leasehold improvements. Certain facilities were vacated in the fourth quarter of 2002 with the remainder to be vacated in the first half of 2003.

Impairment of Long-Lived Assets

In the fourth quarter of 2002, EMC implemented a program to consolidate the locations of and made other modifications to its Internet hosting business. As a result, EMC recognized a pre-tax charge of $17.9 million relating to the impairment of long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying amount exceeded the present value of their estimated discounted cash flows. Additionally, in the fourth quarter of 2002, EMC placed for sale certain assets associated with a portion of its Data General services

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business. The expected proceeds from this sale were estimated to be less than the related assets’ carrying value, resulting in a pre-tax charge of $3.6 million. The impaired assets are classified within EMC’s information storage services segment.

Contractual and Other Obligations

As a result of the 2002 restructuring program, various contractual obligations will no longer provide any economic benefit to EMC. These contractual obligations include marketing agreements, equipment leases, maintenance agreements and component part purchase obligations. Additionally, as a result of our restructuring activities, EMC has certain pending employment-related claims. As a result of the above factors, EMC recognized a pre-tax charge of $16.9 million.

A summary of the costs for the 2002 restructuring program is outlined as follows (table in thousands):

Category	Provision	Current Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$44,478	$(22,357)	$22,121	$—
Consolidation of excess facilities	57,988	(5,341)	52,647	5,124
Asset impairment	21,487	(21,487)	—	21,487
Contractual and other obligations	16,921	(1,661)	15,260	—

Total	$140,874	$(50,846)	$90,028	$26,611

Loss on the Disposal of Assets

As a result of the 2002 restructuring program, management disposed of certain fixed assets that were no longer essential to the operation of the business. As a result, EMC recognized a non-cash pre-tax charge of $8.9 million which is classified within other expense, net, in the statement of operations.

Cash Impact of the 2002 Restructuring Program

The 2002 restructuring program is expected to be substantially completed by June 30, 2003, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $114.3 million, of which $24.2 million was paid in 2002. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

2001 Restructuring Program

In the third quarter of 2001, EMC implemented a restructuring program to reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $825.2 million. The restructuring charges consisted of $111.5 million for employee termination benefits, $104.5 million related to the impairment of goodwill, purchased intangibles and other long-lived assets, $158.1 million to consolidate excess facilities and $34.5 million for other contractual obligations for which EMC will no longer derive an economic benefit. The other special charges included a provision for excess and obsolete inventory of $310.0 million and an other than temporary decline in certain equity investments of $106.6 million.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts charged and adjusted against the provisions established in 2001 are as follows (tables in thousands):

2002 Category	Beginning Balance	Adjustment to the Provision	Current Year Utilization	Ending Balance
Workforce reduction	$48,149	$19,277	$(67,426)	$—
Other contractual obligations	23,645	(7,268)	(13,314)	3,063
Consolidation of excess facilities	127,487	(183)	(29,907)	97,397

Total	$199,281	$11,826	$(110,647)	$100,460

2001 Category	Beginning Balance	Provision	Adjustment to the Provision	Current Year Utilization	Ending Balance
Workforce reduction	$—	$111,459	$(18,280)	$(45,030)	$48,149
Impairment of goodwill, purchased intangibles and other long-lived assets	—	104,511	—	(104,511)	—
Other contractual obligations	—	34,468	(8,032)	(2,791)	23,645
Consolidation of excess facilities	—	158,137	26,312	(56,962)	127,487

Total	$—	$408,575	$—	$(209,294)	$199,281

The 2001 restructuring program included a reduction in force of approximately 4,000 employees across all business functions and geographic regions. As of June 30, 2002, all identified personnel had been terminated.

The adjustment to the provision for workforce reduction in 2002 was primarily attributable to the finalization of the severance payments associated with reductions in force in certain foreign jurisdictions. The adjustment to the provision for other contractual obligations in 2002 resulted from favorable settlements.

The adjustment to the provision for the workforce reduction in 2001 primarily related to voluntary employee resignations. The adjustment to the provision for other contractual obligations in 2001 relating primarily to a favorable settlement of an estimated liability for the closure of an information storage services business. The adjustment to the provision for the consolidation of excess facilities in 2001 primarily related to additional leased facilities being vacated.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Inventory Provision

The amounts charged and adjusted against the 2001 established provisions for excess and obsolete inventory is set forth below (tables in thousands). The activity is reflected within cost of sales in the statement of operations.

	Beginning Balance	Inventory Scrapped and Charged Against the Reserve	Reduction in Cost of Sales		Ending Balance
2002 Category			Inventory Sold	Favorable Vendor Settlements
Excess and obsolete EMC owned inventory	$226,175	$(182,852)	$(37,034)	$—	$6,289
Excess and obsolete purchase obligations	29,292	(4,768)	(20,927)	(3,597)	—

Total	$255,467	$(187,620)	$(57,961)	$(3,597)	$6,289

	Beginning Balance	Current Year Provision	Inventory Scrapped and Charged Against the Reserve	Reduction in Cost of Sales		Ending Balance
2001 Category				Inventory Sold	Favorable Vendor Settlements
Excess and obsolete EMC owned inventory	$—	$280,499	$(54,324)	$—	$—	$226,175
Excess and obsolete purchase obligations	—	29,500	(208)	—	—	29,292

Total	$—	$309,999	$(54,532)	$—	$—	$255,467

Other Charges

In 2001, EMC recorded a pre-tax charge of $106.6 million for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slowdown in 2001, as well as the downturn in the storage industry, EMC determined that the decline in these investments was other than temporary and recognized an impairment loss.

Cash Impact of the 2001 Restructuring Program

The 2001 restructuring program has been substantially completed, although EMC’s ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charge is $266.5 million, of which $55.4 million was paid in 2001 and $110.7 million was paid in 2002. The remaining accrual balance primarily relates to the consolidation of facilities that will be paid over the respective lease terms through 2015.

Data General Restructuring Charges

During 1999, EMC recorded a charge of $223.6 million related to restructuring, merger and other special charges primarily associated with the acquisition of Data General. In 1998, EMC recorded a charge of $135.0 million related to a Data General restructuring program and certain asset write-downs resulting from the program.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts charged against the established provisions for the 1999 and 1998 restructuring programs for each of the three years ended December 31, is as follows (table in thousands):

	Beginning balance	Current year utilization	Ending balance
2002
Workforce reduction	$19,265	$(107)	$19,158
Consolidation of excess facilities	14,607	—	14,607

Total	$33,872	$(107)	$33,765

2001
Workforce reduction	$23,374	$(4,109)	$19,265
Asset disposal and other exit costs	2,820	(2,820)	—
Consolidation of excess facilities	15,552	(945)	14,607

Total	$41,746	$(7,874)	$33,872

2000
Workforce reduction	$75,481	$(52,107)	$23,374
Asset disposal and other exit costs	15,311	(12,491)	2,820
Consolidation of excess facilities	18,655	(3,103)	15,552

Total	$109,447	$(67,701)	$41,746

The remaining balance as of December 31, 2002 relates primarily to executive severance as well as a remaining lease obligation that will be paid through 2015. EMC was not required to make any lease payments in 2002 because it sublet the leased facility at a rate equal to its rental obligation.

D.    Derivatives

At December 31, 2002 and 2001, the fair value of the derivatives resulted in a liability for both net assets and cash flow hedges of $14.2 million and $0.4 million, respectively. As of December 31, 2002, net unrealized gains and (losses) of $3.2 million and $(17.4) million were classified in other current assets and accrued expenses, respectively, within the consolidated balance sheet. At December 31, 2001, net unrealized gains and (losses) of $14.1 million and $(14.5) million were classified in other current assets within the consolidated balance sheet.

The following table summarizes activity in other comprehensive income (loss) related to derivatives held by EMC for 2002, 2001 and 2000 (table in thousands):

	2002	2001	2000
Unrealized gains (losses) on derivative instruments, beginning of year	$89	$(4,105)	$1,616
Add: increase (decrease) in fair value of derivatives	(10,630)	34,601	14,335
Less: gains (losses) reclassified into revenue or expenses	(10,541)	30,407	20,056

Unrealized gains (losses) on derivative instruments, end of year	$—	$89	$(4,105)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    Fair Value of Financial Instruments

Fair Value

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, current portion of long-term debt and accounts and notes payable approximate fair value due to the short maturities of these instruments.

Investments

The following tables summarize the composition of EMC’s available for sale short and long-term investments at December 31, 2002 and 2001 (tables in thousands):

	December 31, 2002
	Amortized Cost Basis	Aggregate Fair Value
Asset and mortgage-backed securities	$755,859	$765,345
U.S. government and agency obligations	2,125,537	2,160,977
U.S. corporate debt securities	968,001	994,557
Foreign debt securities	76,088	78,154

Total	$3,925,485	$3,999,033

	December 31, 2001
	Amortized Cost Basis	Aggregate Fair Value
Asset and mortgage-backed securities	$450,108	$457,481
U.S. government and agency obligations	1,111,550	1,123,706
U.S. corporate debt securities	595,674	609,139
Foreign debt securities	23,483	23,850
Municipal obligations	732,718	740,364

Total	$2,913,533	$2,954,540

Gross unrealized gains on these investments were $75.9 million and $47.2 million at December 31, 2002 and 2001, respectively. Gross unrealized losses on these investments were $2.4 million and $6.2 million at December 31, 2002 and 2001, respectively. Gross realized gains on these investments were $72.2 million, $53.7 million and $10.4 million in 2002, 2001 and 2000, respectively. Gross realized losses on these investments were $9.2 million, $8.3 million and $14.9 million in 2002, 2001 and 2000 respectively.

The effective maturities of investments held at December 31, 2002 and 2001 are as follows (tables in thousands):

	December 31, 2002
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$856,439	$864,743
Due after one year through 5 years	3,069,046	3,134,290

Total	$3,925,485	$3,999,033

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2001
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$438,649	$445,428
Due after one year through 8 years	2,474,884	2,509,112

Total	$2,913,533	$2,954,540

The following table summarizes EMC’s strategic investments at December 31, 2002 and 2001 (table in thousands). The investments are classified within intangible and other assets in the balance sheet.

	December 31, 2002		December 31, 2001
	Cost	Market	Cost	Market
Strategic investments	$12,656	$13,941	$14,543	$15,343

Gross unrealized gains on these investments were $1.3 million and $0.8 million at December 31, 2002 and 2001, respectively. Gross realized gains on these investments were $0.8 million, $2.4 million and $0 in 2002, 2001 and 2000, respectively. Gross realized losses on these investments were $6.3 million, $122.4 million, and $0 in 2002, 2001 and 2000, respectively, including other-than-temporary impairments. See Note C.

F.    Inventories

Inventories consist of (table in thousands):

	December 31, 2002	December 31, 2001
Purchased parts	$9,560	$28,508
Work-in-process	347,395	396,304
Finished goods	80,850	159,173

	$437,805	$583,985

G.    Notes Receivable

Notes receivable are primarily from sales-type leases of EMC’s products. The payment schedule for such notes at December 31, 2002 is as follows (table in thousands):

2003	$98,681
2004	73,718
2005	59,138
2006	24

Face value	231,561
Less amounts representing interest	(15,601)

Present value	215,960
Current portion	92,943

Long-term portion (included in intangible and other assets)	$123,017

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual cash collections may differ from amounts shown on the table due to early customer buyouts, trade-ins or refinancings. In addition, EMC may sell its notes receivable and underlying equipment associated with its sales-type leases to third parties.

H.    Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	December 31, 2002	December 31, 2001
Furniture and fixtures	$142,669	$146,369
Equipment	1,669,535	1,888,361
Buildings and improvements	828,569	683,515
Land	103,939	93,159
Construction in progress	162,570	328,172

	2,907,282	3,139,576
Accumulated depreciation	(1,282,886)	(1,312,245)

	$1,624,396	$1,827,331

Construction in progress and land owned at December 31, 2002 include $95.3 million and $4.0 million, respectively, of facilities under construction that EMC is holding for future use. Depreciation expense was $495.3 million, $462.2 million and $354.9 million in 2002, 2001 and 2000, respectively.

I.    Accrued Expenses

Accrued expenses consist of (table in thousands):

	December 31, 2002	December 31, 2001
Salaries and benefits	$297,386	$310,214
Product warranties	104,258	118,347
Restructuring (See Note C)	224,253	233,153
Other	322,460	362,497

	$948,357	$1,024,211

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, EMC accrues for systems’ warranty costs. Upon expiration of the initial warranty, EMC may sell maintenance contracts to its customers. Revenue from these maintenance contracts is deferred and recognized ratably over the service period. The initial systems’ warranty accrual is based upon EMC’s historical experience and specific identification of systems’ requirements. The amounts charged and accrued against the warranty reserve are as follows (table in thousands):

	Year Ended December 31,
	2002	2001	2000
Balance, beginning of the year	$118,347	$107,266	$60,165
Current year accrual	50,275	83,927	109,375
Amounts charged to the accrual	(64,364)	(72,846)	(62,274)

Balance, end of the year	$104,258	$118,347	$107,266

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current year accrual includes amounts accrued for systems at the time of shipment, adjustments within the year for changes in estimated costs for warranties on systems shipped in the year and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components.

J.    Income Taxes

EMC’s provision (benefit) for income taxes consists of (table in thousands):

	2002	2001	2000
Federal
Current	$(228,828)	$(36,440)	$507,442
Deferred	27,958	(221,598)	46,237

	(200,870)	(258,038)	553,679

State
Current	(3,564)	344	45,955
Deferred	7,830	(14,690)	3,691

	4,266	(14,346)	49,646

Foreign
Current	11,144	194,209	70,377
Deferred	7,679	8,852	(14,579)

	18,823	203,061	55,798

Total provision (benefit) for income taxes	$(177,781)	$(69,323)	$659,123

The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of EMC’s income tax provision (benefit) to the statutory federal tax rate is as follows:

	2002	2001	2000
Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
State taxes (benefit), net of federal taxes (benefit)	1.8	(3.0)	2.1
International related tax items	(12.9)	38.9	(10.5)
Reduction of deferred tax assets due to liquidation of subsidiaries	6.1	9.8	—
U.S. tax credits	(4.2)	(0.3)	(0.2)
Valuation allowance	(10.5)	(4.4)	—
Acquisition and merger contingencies	(4.5)	(17.5)	—
Other	(0.8)	(0.5)	0.6

	(60.0)%	(12.0)%	27.0%

In 2002, the income tax rate was favorably impacted by the resolution of international tax matters which aggregated $67.7 million. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other international matters. In 2001, as a result of the favorable resolution of a merger-related contingency, EMC recognized a benefit of $133.2 million. The benefit was partially offset by providing for the potential tax consequences resulting from audits in several jurisdictions.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the current and noncurrent deferred tax assets, net are as follows (table in thousands):

	December 31, 2002	December 31, 2001
Current deferred tax assets:
Accounts and notes receivable	$51,169	$53,556
Inventory	45,075	105,147
Accrued expenses	74,227	77,088
Deferred revenue	62,414	46,945
Other	17,312	4,861

Total current deferred tax assets	$250,197	$287,597

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	$16,282	$8,838
Intangible and other assets, net	(20,604)	58,478
Equity	18,063	14,574
Other noncurrent liabilities	(108,152)	(128,438)
Credit carryforwards	3,680	3,680
Net operating loss carryforwards	170,774	163,883
Valuation allowance	(64,148)	(95,237)
Other comprehensive loss	28,031	21,062

Total noncurrent deferred tax assets	$43,926	$46,840

EMC has federal and foreign net operating loss carryforwards of $483.4 million, portions of which are subject to annual limitations. Certain net operating losses will begin to expire in the year 2003, while others have an unlimited carryforward period. The valuation allowance decreased from $95.2 million at December 31, 2001 to $64.1 million at December 31, 2002. The decrease was primarily attributable to net operating losses of foreign subsidiaries that were eliminated as a result of liquidating these entities and realizing capital loss carryforwards. The valuation allowance at December 31, 2002 relates to foreign subsidiaries’ operating losses that are subject to limitation, foreign subsidiaries’ deferred tax assets and capital loss carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $2,729.4 million and $2,371.2 million at December 31, 2002 and 2001, respectively, and consisted of undistributed earnings permanently invested in these entities. The unrecognized deferred tax liability associated with these unremitted earnings is approximately $729.7 million and $604.1 million as of December 31, 2002 and 2001, respectively. Income before income taxes from foreign operations for 2002, 2001 and 2000 was $161.3 million, $79.3 million and $879.1 million, respectively.

K.    Retirement Plans and Retiree Medical Benefits

401(k) Plan

EMC has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. At the end of each calendar quarter, EMC makes a cash contribution that matches 100% of the employee’s contribution up to 3% of the employee’s quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, in succeeding quarters, EMC provides an additional matching contribution of 1% of the employee’s quarterly compensation up to a maximum quarterly matching contribution not to exceed 6% of compensation or $750 per person per quarter. EMC’s contribution amounted to $26.5 million in 2002, $28.4 million in 2001 and $23.7 million in 2000.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee’s maximum investment allocation in the EMC stock fund to 30% of their total contribution. EMC’s matching contribution mirrors the investment allocation of the employee’s contribution.

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

Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. Prior service cost is amortized over the average remaining service period of employees expected to receive benefits under the plan. Funds contributed to the plans are invested primarily in common stock, bonds and cash equivalent securities.

EMC’s investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2002, the Data General U.S. pension plan held $0.2 million of EMC Common Stock.

The Data General U.S. pension plan, U.S. supplemental retirement benefit plan and certain foreign retirement plans (the “Pension Plans”) are summarized in the following tables. Prior year amounts have been restated to exclude immaterial plans of former Data General foreign subsidiaries.

The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31, 2002	December 31, 2001
Benefit obligation at beginning of year	$291,419	$267,148
Service cost	732	1,580
Interest cost	20,108	19,058
Participant contributions	254	457
Foreign exchange (gain) loss	5,406	(1,371)
Curtailment gain	(3,812)	—
Benefits paid	(7,574)	(6,976)
Settlement payments	(398)	(3,306)
Actuarial loss	20,618	14,829

Benefit obligation at end of year	$326,753	$291,419

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31, 2002	December 31, 2001
Fair value of plan assets at beginning of year	$228,624	$250,466
Actual return on plan assets	(35,734)	(11,506)
Employer contributions	12,331	905
Participant contributions	254	457
Foreign exchange gain (loss)	4,188	(1,416)
Benefits paid	(7,574)	(6,976)
Settlement payments	(398)	(3,306)

Fair value of plan assets at end of year	$201,691	$228,624

In January 2003, EMC contributed an additional $107.4 million to the U.S. pension plan.

The funded status of the Pension Plans is as follows (table in thousands):

	December 31, 2002	December 31, 2001
Funded status	$(125,062)	$(62,795)
Unrecognized actuarial loss	146,031	75,283
Unrecognized transition asset	(2,318)	(2,955)

Net amount recognized at year end	$18,651	$9,533

Amounts recognized in the balance sheet consist of the following (table in thousands):

	December 31, 2002	December 31, 2001
Accrued benefit liability	$(125,029)	$(59,075)
Accumulated other comprehensive loss	143,680	68,608

Net amount recognized at year end	$18,651	$9,533

The components of net periodic benefit cost of the Pension Plans are as follows (table in thousands):

	2002	2001	2000
Service cost	$732	$1,580	$3,270
Interest cost	20,108	19,058	19,036
Expected return on plan assets	(20,467)	(20,969)	(23,243)
Amortization of transition asset	(839)	(829)	(807)
Recognized actuarial (gain) loss	3,089	735	(168)
Curtailment, net of settlements	401	138	(53)

Net periodic benefit cost (credit)	$3,024	$(287)	$(1,965)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in the Pension Plans are as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Discount rate	6.4%	7.0%	7.3%
Expected long-term rate of return on plan assets	8.4%	8.6%	8.5%
Rate of compensation increase	N/A	3.8%	4.0%

As of December 31, 2002, the Pension Plans were frozen.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets were $326.8 million, $326.8 million and $201.7 million, respectively, as of December 31, 2002, and $291.4 million, $288.0 million and $228.6 million, respectively, as of December 31, 2001.

Post Retirement Medical and Life Insurance Plan

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

The components of the change in benefit obligation are as follows (table in thousands):

	December 31, 2002	December 31, 2001
Benefit obligation at beginning of year	$5,521	$5,900
Interest cost	416	363
Benefits paid	(556)	(344)
Actuarial (gain) loss	721	(398)

Benefit obligation at end of year	$6,102	$5,521

The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows (table in thousands):

	December 31, 2002	December 31, 2001
Fair value of plan assets at beginning of year	$337	$347
Actual return on plan assets	(38)	(10)
Employer contributions	556	344
Benefits paid	(556)	(344)

Fair value of plan assets at end of year	$299	$337

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the plan is as follows (table in thousands):

	December 31, 2002	December 31, 2001
Funded status	$(5,803)	$(5,184)
Unrecognized actuarial gain	(177)	(967)
Unrecognized prior service credit	(1,350)	(1,450)

Accrued benefit liability	$(7,330)	$(7,601)

The components of net periodic benefit cost are as follows (table in thousands):

	2002	2001	2000
Interest cost	$416	$363	$457
Expected return on plan assets	(30)	(31)	(33)
Amortization of prior service cost	(101)	(101)	(101)
Recognized actuarial gain	—	(43)	(21)

Net periodic benefit cost	$285	$188	$302

The weighted-average assumptions used in the plan are as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Discount rate	6.5%	7.3%	7.5%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Rate of compensation increase	N/A	N/A	N/A

The effects of a one percent change in the assumed health care cost trend rates are as follows (table in thousands):

	1% increase	1% decrease
Effect on total service and interest cost components for 2002	$9	$8
Effect on year-end post retirement obligation	135	118

L.    Commitments and Contingencies

Operating Lease Commitments

EMC leases office and warehouse facilities and equipment under various operating leases. Rent expense was $211.2 million, $266.5 million and $229.1 million in 2002, 2001 and 2000, respectively. EMC’s commitments under its operating leases, including facilities to be sublet (see Note C), are as follows (table in thousands):

2003	$186,268
2004	119,299
2005	73,372
2006	48,242
2007	39,384
Thereafter	78,531

Total minimum lease payments	$545,096

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lines of Credit

EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. As of December 31, 2002, EMC had $11.0 million outstanding on its line of credit in Brazil and none outstanding on its line of credit in the United States. The U.S. credit line bears interest at the bank’s base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender (28.6% at December 31, 2002) and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. At December 31, 2002, EMC was in compliance with the covenants. The Brazilian credit line is denominated in local currency and as such, bears an interest rate commensurate with local currency short-term interest rates.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $38.0 million as of December 31, 2002. The guarantees vary in length of time. In connection with these arrangements, EMC has agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC has also agreed to guarantee its Brazilian subsidiary’s $50.0 million line of credit.

EMC enters into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require it to indemnify the other party against third party claims alleging that an EMC product infringes a patent or copyright. Certain of these agreements require EMC to indemnify the other party against certain claims relating to property damage, personal injury or acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time EMC has made certain guarantees regarding the performance of its systems to its customers.

EMC has agreements with certain vendors, financial institutions, lessors and service providers pursuant to which it has agreed to indemnify the other party for certain matters, such as acts and omissions of EMC, its employees, agents or representatives.

EMC has procurement or license agreements with respect to technology that is used in EMC products and agreements in which it obtains rights to a product from an OEM. Under certain of these agreements, EMC has agreed to indemnify the supplier for certain claims that may be brought against such party with respect to EMC’s acts or omissions relating to the supplied products or technologies.

EMC has agreements with each of its directors and executive officers to indemnify such director or executive officer, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of EMC.

In connection with certain acquisitions, EMC has agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition. In a substantial majority of instances, EMC has maintained the acquired company’s directors’ and officers’ insurance, which should enable it to recover a portion of any future amounts paid. In connection with certain dispositions, EMC has agreed to indemnify the buyer for certain matters, such as breaches of representations and warranties. These indemnities vary in length of time.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon EMC’s historical experience and information known as of December 31, 2002, EMC believes its liability on the above guarantees and indemnities at December 31, 2002 is immaterial.

3 1/4% Notes

In March 1997, EMC sold $517.5 million of 3 1/4% convertible subordinated notes due 2002 (the “3 1/4% Notes”). The 3 1/4% Notes were generally convertible into shares of Common Stock at a conversion price of $5.67 per share, subject to adjustment in certain events. Interest was payable semiannually and the 3 1/4% Notes were redeemable at the option of EMC at set redemption prices (which ranged from 100.65% to 101.3% of principal), plus accrued interest, commencing March 15, 2000. On February 15, 2000, EMC announced that it would redeem all of the outstanding 3 1/4% Notes. As of March 15, 2000, all outstanding 3 1/4% Notes were converted into shares of Common Stock.

6% Notes

In May 1997, Data General sold $212.8 million of 6% convertible subordinated notes due 2004 (the “6% Notes”), which were assumed by EMC in connection with the acquisition of Data General in 1999. The 6% Notes were generally convertible into shares of Common Stock at a conversion price of $41.91 per share, subject to adjustment in certain events. Interest was payable semi-annually and the 6% Notes were redeemable at the option of EMC at set redemption prices (which ranged from 100.857% to 103.429% of principal), plus accrued interest, commencing May 14, 2000. On April 14, 2000, EMC announced that it would redeem all of the outstanding 6% Notes. On May 18, 2000, $212.6 million of the 6% Notes were converted into shares of Common Stock. EMC paid approximately $155.0 million in 2000 to redeem the remaining 6% Notes.

Litigation

In April 2002, EMC filed a complaint against Hitachi, Ltd. and Hitachi Data Systems Corporation (together, “Hitachi”) with the International Trade Commission (“ITC”) and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleged that Hitachi had engaged in unlawful activities by importing into the United States products that infringed six EMC patents. EMC asked the ITC to issue an injunction to block importation of Hitachi’s infringing products and in May 2002, the ITC voted to commence an investigation into EMC’s claims. The suit in District Court seeks preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date EMC filed a complaint against Hitachi, in April 2002, Hitachi and Hitachi Computer Products (America), Inc. (“HICAM”) filed a complaint against EMC in the United States Federal District Court for the Western District of Oklahoma alleging that certain of EMC’s products infringe eight Hitachi patents and seeking preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. In March 2003, EMC and Hitachi jointly announced that the parties had entered into agreements whereby they agreed (i) to settle all pending patent infringement claims between EMC, Hitachi and HICAM, (ii) to cross-license their respective patents and (iii) to a framework for exchanging technology in the form of storage-related APIs. In accordance with the cross-license agreements, EMC will receive payments from Hitachi, which EMC will classify within software revenue and recognize ratably over the term of the agreements. The cross-license agreements expire at the end of 2007. On February 27, 2003, EMC and Hitachi filed a Joint Motion with the ITC to terminate the ITC investigation on the basis of the above-referenced agreements, and on March 11, 2003, the ITC judge signed an order terminating the ITC investigation. The parties intend to move to dismiss the district court actions referenced above once the ITC judge’s order has been accepted by the ITC.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2002, EMC filed a complaint against Hewlett-Packard Company (“HP”) in the United States Federal District Court in Worcester, Massachusetts alleging that certain HP products infringe six EMC patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On September 30, 2002, HP filed a complaint against EMC in the United States Federal District Court for the Northern District of California alleging that certain EMC products infringe seven HP patents. The suit seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC believes that HP’s claims are without merit, and on October 1, 2002, EMC filed an amended complaint asking the court to declare that the seven HP patents referenced in HP’s complaint are invalid and not infringed.

EMC is a party to other litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC’s business, results of operations or financial condition.

M.    Stockholders’ Equity

Common Stock Repurchase Program

In May 2001, EMC’s Board of Directors authorized the repurchase of up to 50.0 million shares of Common Stock. In October 2002, the Board of Directors authorized the repurchase of an additional 250.0 million shares of Common Stock. The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock, which presents the aggregate cost of reacquired shares as a component of stockholder’s equity. As of December 31, 2002, EMC had reacquired 50.6 million shares at a cost of $382.2 million.

Stock Split

On May 3, 2000, EMC announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of May 19, 2000 and a distribution date of June 2, 2000. Share and per share amounts have been restated to reflect the stock split for all periods presented.

Net Income (Loss) Per Share

Calculation of diluted per share earnings (loss) is as follows (table in thousands, except per share amounts):

	2002	2001	2000
Net income (loss)	$(118,706)	$(507,712)	$1,782,075
Add back of interest expense on 3 1/4% convertible notes, net of tax	—	—	1,792

Net income (loss) for calculating diluted earnings (loss) per share	$(118,706)	$(507,712)	$1,783,867

Weighted average common shares outstanding	2,206,294	2,211,273	2,164,180
Weighted common stock equivalents	—	—	81,023

Total weighted average shares	2,206,294	2,211,273	2,245,203

Net income (loss) per share, diluted	$(0.05)	$(0.23)	$0.79

Options to acquire 177.6 million, 151.6 million and 7.2 million shares of Common Stock as of December 31, 2002, 2001 and 2000 respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The calculation of diluted earnings per share for 2000 excludes the effects of the 6% Notes as these were also antidilutive.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (table in thousands):

	December 31, 2002	December 31, 2001
Foreign currency translation adjustments	$(11,941)	$(22,506)
Equity adjustment for minimum pension liability	(89,800)	(42,194)
Unrealized gains on investments	48,253	31,613
Unrealized gains on derivatives	—	80

	$(53,488)	$(33,007)

Reclassification adjustments between other comprehensive loss and the statement of operations, consist of the following (table in thousands):

	Year Ended December 31,
	2002	2001	2000
Realized gains (losses) on investments, net of taxes (benefit) of $16,397, $8,223 and $(2,005)	$47,403	$23,737	$(2,495)
Realized gains (losses) on derivatives, net of taxes (benefit) of $(1,054), $8,210 and $5,415	(9,487)	22,197	14,641

Preferred Stock

EMC’s Series Preferred Stock may be issued from time to time in one or more series, with such terms as the Board of Directors may determine, without further action by the stockholders of EMC.

Stock Option Plans

EMC has three stock option plans (the “1985 Plan”, the “1993 Plan” and the “2001 Plan”) that provide for the grant of incentive stock options and non-qualified stock options to key employees. A total of 548.0 million shares of Common Stock have been reserved for issuance under the plans.

Under the terms of each of the plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 (“Section 16”), not less than par value which is $.01 per share, and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.

In 2002, 2001 and 2000, options to purchase 0, 402,000 and 310,000 shares, respectively, of Common Stock with an exercise price of $.01 per share were granted to certain employees under the above-mentioned plans. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the three-year vesting periods of the options.

In 2002, performance-related options to purchase 2,063,000 shares of Common Stock were granted at $7.70 per share, the fair market value on the date of grant, to certain employees. If certain product-related criteria

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are achieved, 50% of such options will vest on June 30, 2003 and the remaining 50% will vest on January 31, 2004. Otherwise, the options will vest over five years and have a final exercise date in July 2012.

In 2001, performance-related options to purchase 3,497,000 shares of Common Stock were granted at $36.66 per share, the fair market value on the date of grant, to certain employees. 50% of such options will vest if the price of the Common Stock reaches $73.32 per share for at least 10 consecutive trading days on or prior to April 18, 2004. The remaining 50% will vest if the price of the Common Stock reaches $109.98 per share for at least 10 consecutive trading days on or prior to April 18, 2004, provided that such options may not become exercisable prior to April 18, 2003. Otherwise, the options will vest over five years and have a final exercise date in April 2011.

EMC has a stock option plan that provides for the grant of stock options to members of its Board of Directors (the “Directors Plan”). A total of 14.4 million shares of Common Stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the per share fair market value of Common Stock on the date of grant.

At December 31, 2002, there was an aggregate of approximately 23.5 million shares available for issuance pursuant to future option grants under the 1985 Plan, the 1993 Plan, the 2001 Plan and the Directors Plan. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant.

EMC has, in connection with the acquisition of various companies, assumed the stock option plans of these companies. Details of the stock option plans assumed in connection with the acquisition of Data General are set out below. EMC does not intend to make future grants under any of such plans.

Data General had authorized the grant of either incentive stock options or non-qualified stock options to employees and directors to purchase up to an aggregate of 7.5 million shares of Common Stock under certain stock option plans (“Data General Plans”). Discounts from fair market value have been recorded as deferred compensation and are being amortized over the five-year vesting period of the options.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all stock option plans for the three years ended December 31, 2002 is as follows (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2000	105,000	$10.02
Options relating to business acquisitions	391	27.85
Granted	31,563	76.31
Canceled	(6,412)	41.79
Exercised	(25,860)	6.45

Outstanding, December 31, 2000	104,682	29.01
Options relating to business acquisitions	46	8.28
Granted	84,701	22.69
Canceled	(13,687)	40.52
Exercised	(24,118)	3.55

Outstanding, December 31, 2001	151,624	28.50
Granted	52,414	7.24
Canceled	(21,857)	30.99
Exercised	(4,581)	4.25

Outstanding, December 31, 2002	177,600	$22.56

Summarized information about stock options outstanding at December 31, 2002 is as follows (shares in thousands):

				Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Price
$0.01 – $4.12	7,359	3.4	$2.10	7,105	$2.16
4.13 – 9.27	54,133	8.7	5.81	10,904	6.20
9.28 – 13.91	51,044	8.3	11.64	13,666	11.99
13.92 – 20.87	10,405	8.5	17.11	1,756	17.45
20.88 – 31.31	807	6.2	26.33	452	26.44
31.32 – 46.97	30,134	7.7	35.11	8,988	33.72
46.98 – 70.46	6,675	7.2	60.22	2,671	60.24
70.47 – 90.00	17,043	7.7	83.47	6,068	84.59

Totals	177,600	8.0	$22.56	51,610	$24.57

There were 51.6 million, 31.0 million and 36.5 million outstanding options that were exercisable at December 31, 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

Under EMC’s 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees of EMC may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 58.0 million shares have been reserved for issuance under the 1989 Plan. Options to purchase shares are granted twice yearly, on

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. Grants for the last three years are as follows (shares in thousands):

	2002	2001	2000
Shares	11,012	5,909	1,223
Weighted average exercise price	$5.81	$15.72	$51.72
Weighted average fair value	$2.09	$6.04	$20.63

Issuance of Subsidiary Stock

On August 9, 2000, EMC completed the initial public offering of 14.4 million shares of Class B common stock of its indirect majority owned subsidiary, McDATA Corporation. The offering represented approximately 13% of the McDATA common stock outstanding on August 9, 2000. McDATA offered the shares at a price of $28 per share and realized net proceeds from the offering of $376.6 million. EMC recognized a gain of $270.5 million from the share issuance which was recognized directly in stockholders’ equity. McDATA retained the net proceeds for general corporate purposes. As of December 31, 2000, EMC owned approximately 74% of the outstanding McDATA common stock. On December 28, 2000, EMC’s Board of Directors declared a stock dividend of approximately .0368069 of a share of McDATA Class A common stock for each share of Common Stock. The dividend was distributed on February 7, 2001 to holders of record on January 24, 2001. As a result of the distribution, EMC no longer has any equity ownership interest in McDATA.

N.    Related Party Transactions

EMC has retained a company owned by the brother and uncle of members of the EMC Board of Directors as a broker to provide various forms of corporate insurance. EMC paid such company approximately $0.6 million, $1.6 million and $2.8 million in 2002, 2001 and 2000, respectively. Such amounts include broker’s fees of $75,000, $35,000 and $70,000 in 2002, 2001 and 2000, respectively. As of December 31, 2001, approximately $26,000 was owed to this company.

In 2002, 2001 and 2000, EMC leased certain real estate from a company owned by a member of the EMC Board of Directors and such director’s siblings, for which payments aggregated $2.2 million, $2.4 million and $2.4 million, respectively. EMC acquired such leased property in connection with its acquisition of Data General in 1999.

In 2002, EMC acquired 3.8 million shares of Series A Preferred Stock of Diligent in exchange for $5.0 million and an equity interest in one of its wholly owned subsidiaries, which had a net book value of $4.6 million. See Note B. Diligent is majority owned by two former EMC employees.

In 2002, EMC purchased from a company, upgrades to and additional licenses for, space planning and facilities operational software previously installed in 1998, for which payments aggregated $75,775. A member of the EMC Board of Directors became a director of such company in 2002 and is a principal in a limited partnership which became a stockholder of such company in 2001.

In 2001 and 2000, a distributor and provider of components supplied to EMC received payments of approximately $321,000 and $280,000, respectively, on component sales to EMC and approximately $1.1 million and $3.0 million, respectively, on component sales to unaffiliated third parties who in turn sold products incorporating such components to EMC. A former member of the EMC Board of Directors, who resigned in 2001, is an officer and member of the Board of Directors of the distributor and provider.

In 2000, EMC acquired all of the issued and outstanding capital stock of Terascape Software, Inc. A member of the EMC Board of Directors is a principal in a limited partnership, which was a stockholder of Terascape. The limited partnership received proceeds of approximately $5.9 million. The director, together with his children, had beneficial interests of approximately $0.6 million in such proceeds.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMC believes that the terms of each of these arrangements described above were fair and not less favorable to EMC than could have been obtained from unaffiliated parties.

O.    Risks and Uncertainties

EMC’s future results of operations involve a number of risks and uncertainties. Factors that could affect EMC’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, adverse changes in general economic conditions; delays or reductions in information technology spending; the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; insufficient, excess or obsolete inventory; competitive factors, including but not limited to pricing pressures; component quality and availability; the relative and varying rates of product price and component cost declines; war or acts of terrorism; the ability to attract and retain highly qualified employees; fluctuating currency exchange rates; risks associated with strategic investments and acquisitions; risks associated with litigation; and other one-time events and other important factors disclosed previously and from time to time in EMC’s filings with the SEC.

P.    Segment Information

EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	2002	2001	2000
Information storage systems	$2,985,300	$4,307,244	$6,245,765
Information storage software	1,233,093	1,560,022	1,435,133

Total information storage products	$4,218,393	$5,867,266	$7,680,898

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMC’s management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. EMC does not allocate selling, general and administrative or R&D expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross profit attributable to these segments are included in the following table (table in thousands):

	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
2002
Revenues	$4,218,393		$1,078,367	$141,592	$5,438,352
Gross profit	1,542,728	(1)	449,299	65,257	2,057,284
Gross profit percentage	36.6%		41.7%	46.1%	37.8%
2001
Revenues	$5,867,266		$972,274	$251,093	$7,090,633
Gross profit	2,697,936	(2)	373,294	92,427	3,163,657
Gross profit percentage	46.0%		38.4%	36.8%	44.6%
2000
Revenues	$7,680,898		$612,089	$579,829	$8,872,816
Gross profit	4,716,755		206,932	219,364	5,143,051
Gross profit percentage	61.4%		33.8%	37.8%	58.0%

(1)	Excludes the benefit of $61.6 million related to reversal of the provision for excess and obsolete inventory established in the third quarter of 2001. See Note C.

(2)	Excludes $320.1 million provision for excess and obsolete inventory and impaired capitalized software. See Note C.

EMC’s revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2002	2001	2000
United States	$3,147,613	$4,032,190	$5,298,847
Other North America	77,755	153,214	137,380

Total North America	3,225,368	4,185,404	5,436,227
Europe, Middle East, Africa	1,327,810	1,774,889	2,351,773
Asia Pacific	769,788	893,373	880,121
Latin America	115,386	236,967	204,695

Total International	2,212,984	2,905,229	3,436,589

Total	$5,438,352	$7,090,633	$8,872,816

No country other than the United States accounted for 10% or more of revenues in 2002, 2001 or 2000.

Long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, in the United States were $1,419.6 million at December 31, 2002, $1,551.5 million at December 31, 2001 and $1,304.9 million at December 31, 2000. Long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, outside the United States were $204.8 million at December 31, 2002, $275.8 million at December 31, 2001 and $205.2 million at December 31, 2000. Long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, in Ireland were $145.3 million at December 31, 2002, $181.4 million at December

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

31, 2001 and $148.3 million at December 31, 2000. No other country accounted for 10% or more of these assets at December 31, 2002, 2001 or 2000.

Q.    Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2002 and 2001 is as follows (table in thousands, except per share amounts):

	Q1 2002	Q2 2002	Q3 2002	Q4 2002
2002
Net sales and service	$1,301,978	$1,387,538	$1,259,438	$1,489,398
Gross profit	501,045	556,401	473,629	587,767
Net income (loss)	(76,859)	808	21,261	(63,916)
Net income (loss) per share, diluted	$(0.03)	$0.00	$0.01	$(0.03)

	Q1 2001	Q2 2001	Q3 2001	Q4 2001
2001
Net sales and service	$2,344,795	$2,020,855	$1,212,273	$1,512,710
Gross profit	1,292,511	949,312	43,828	557,940
Net income (loss)	398,795	108,862	(945,207)	(70,162)
Net income (loss) per share, diluted	$0.18	$0.05	$(0.43)	$(0.03)

Quarterly financial data for the fourth quarter of 2002 includes an after-tax restructuring and other special charge of $116.7 million or $0.05 per diluted share.

Quarterly financial data for the third quarter of 2001 includes an after-tax restructuring and other special charge of $675.3 million or $0.31 per diluted share.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2002. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have a code of ethics that applies to all of our employees and non-employee directors. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement and included in Note N to our Consolidated Financial Statements.

ITEM 14.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)  Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

2.	Schedule

The Schedule on page S-1 is filed as part of this report.

3.	Exhibits

See Index to Exhibits on page 86 of this report.

The exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K.

We did not file any current report on Form 8-K during the quarter ended December 31, 2002.

OTHER INFORMATION

Our Audit Committee pre-approved all non-audit services performed by PricewaterhouseCoopers LLP, our independent auditors, during the fourth quarter of 2002. These services relate to tax compliance, tax consulting, employee benefit plan compliance and other technical, financial reporting and compliance services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

EMC CORPORATION

By:	/s/ JOSEPH M. TUCCI Joseph M. Tucci President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 18, 2003.

Signature	Title

/s/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Executive Chairman of the Board of Directors

/s/ JOSEPH M. TUCCI Joseph M. Tucci	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK A. LINK Mark A. Link	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ MICHAEL J. CRONIN Michael J. Cronin	Director

/s/ GAIL DEEGAN Gail Deegan	Director

/s/ JOHN R. EGAN John R. Egan	Director

/s/ W. PAUL FITZGERALD W. Paul Fitzgerald	Director

Signature	Title

/s/ WINDLE B. PRIEM Windle B. Priem	Director

/s/ ALFRED M. ZEIEN Alfred M. Zeien	Director

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Joseph M. Tucci, President and Chief Executive Officer of EMC Corporation (the “Registrant”), certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Registrant;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ JOSEPH M. TUCCI
Joseph M. Tucci President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, William J. Teuber, Jr., Executive Vice President and Chief Financial Officer of EMC Corporation (the “Registrant”), certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Registrant;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ WILLIAM J. TEUBER, JR.
William J. Teuber, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (4)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (4)
10.4*	EMC Corporation 2001 Stock Option Plan. (4)
10.5*	EMC Corporation Executive Deferred Compensation Plan, as amended. (4)
10.6*	Form of Severance Agreement for the Named Executive Officers. (5)
10.7	Form of Indemnification Agreement for directors and executive officers (filed herewith).
14.1	EMC Corporation Business Conduct Guidelines (Code of Ethics) (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Accountants (filed herewith).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 22, 2002 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-offs	Balance at End of Period
Year ended December 31, 2002 allowance for doubtful accounts	$36,169	$35,171	$—	$(20,789)	$50,551
Year ended December 31, 2001 allowance for doubtful accounts	38,560	32,711	—	(35,102)	36,169
Year ended December 31, 2000 allowance for doubtful accounts	34,279	27,537	—	(23,256)	38,560

Description	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Year ended December 31, 2002 allowance for sales returns	$121,776	$158,640	$—	$(152,475)	$127,941
Year ended December 31, 2001 allowance for sales returns	98,352	635,950	—	(612,526)	121,776
Year ended December 31, 2000 allowance for sales returns	56,459	256,728	—	(214,835)	98,352

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Decrease in Tax Valuation Allowance	Balance at End of Period
Year ended December 31, 2002 income tax valuation allowance	$95,237	$8,953	$—	$(40,042)	$64,148
Year ended December 31, 2001 income tax valuation allowance	120,609	39,233	—	(64,605)	95,237
Year ended December 31, 2000 income tax valuation allowance	120,339	18,026	—	(17,756)	120,609

S-1

EMACM-10K-03