Form 10-Q
period 2003-03-31
EMC CORP
filed 2003-05-01
CIK 790070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: March 31, 2003	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2003 was 2,186,996,674.

EMC CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,494,285	$1,686,598
Short-term investments	1,010,818	864,743
Accounts and notes receivable, less allowance for doubtful accounts of $47,913 and $50,551	789,858	881,325
Inventories	572,327	437,805
Deferred income taxes	255,978	250,197
Other current assets	79,531	96,580

Total current assets	4,202,797	4,217,248
Long-term investments	3,171,409	3,134,290
Property, plant and equipment, net	1,578,927	1,624,396
Intangible and other assets, net	382,444	365,557
Goodwill, net	205,030	205,030
Deferred income taxes	39,025	43,926

Total assets	$9,579,632	$9,590,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$21,950	$27,507
Accounts payable	443,528	429,732
Accrued expenses	913,874	948,357
Income taxes payable	207,420	187,695
Deferred revenue	468,451	448,359

Total current liabilities	2,055,223	2,041,650
Deferred revenue	203,198	156,412
Other liabilities	58,023	166,383
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,237,652 and 2,235,930	22,377	22,359
Additional paid-in capital	3,586,365	3,580,025
Deferred compensation	(8,750)	(10,762)
Retained earnings	4,105,232	4,070,049
Accumulated other comprehensive loss, net	(59,125)	(53,488)
Treasury stock, at cost; 50,655 and 50,555 shares	(382,911)	(382,181)

Total stockholders’ equity	7,263,188	7,226,002

Total liabilities and stockholders’ equity	$9,579,632	$9,590,447

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Net sales	$1,050,978	$1,024,623
Services	333,173	277,355

	1,384,151	1,301,978

Costs and expenses:
Cost of sales	613,344	634,599
Cost of services	172,986	166,334
Research and development	180,414	200,951
Selling, general and administrative	384,551	454,668
Restructuring and other special charges	20,523	—

Operating income (loss)	12,333	(154,574)
Investment income	53,137	55,525
Interest expense	(864)	(2,861)
Other expense, net	(5,710)	(7,890)

Income (loss) before taxes	58,896	(109,800)
Income tax provision (benefit)	23,713	(32,941)

Net income (loss)	$35,183	$(76,859)

Net income (loss) per weighted average share, basic	$0.02	$(0.03)

Net income (loss) per weighted average share, diluted	$0.02	$(0.03)

Weighted average shares, basic	2,186,771	2,221,685

Weighted average shares, diluted	2,199,955	2,221,685

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$35,183	$(76,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,246	158,814
Non-cash restructuring, inventory and other special charges (reversals)	4,785	(28,071)
Amortization of deferred compensation	2,547	4,267
Provision for doubtful accounts	5,225	20,275
Deferred income taxes, net	2,139	18,820
Other	(31)	3,736
Changes in assets and liabilities:
Accounts and notes receivable	98,431	261,620
Inventories	(127,685)	98,359
Other assets	(19,827)	16,438
Accounts payable	20,813	12,475
Accrued expenses	(34,187)	(96,587)
Income taxes payable	19,725	(48,366)
Deferred revenue	67,143	53,321
Other liabilities	(104,729)	(10,355)

Net cash provided by operating activities	106,778	387,887

Cash flows from investing activities:
Additions to property, plant and equipment	(77,005)	(115,128)
Capitalized software development costs	(26,649)	(28,752)
Purchases of short and long-term available for sale securities	(1,121,483)	(3,836,705)
Sales of short and long-term available for sale securities	914,300	3,197,647
Maturities of short and long-term available for sale securities	15,952	98,966

Net cash used in investing activities	(294,885)	(683,972)

Cash flows from financing activities:
Issuance of common stock	5,823	12,841
Purchase of treasury stock	(730)	—
Payment of long-term and short-term obligations	(13,442)	(6,211)
Proceeds from long-term and short-term obligations	4,609	718

Net cash provided by (used in) financing activities	(3,740)	7,348

Effect of exchange rate changes on cash	(466)	(8,251)

Net decrease in cash and cash equivalents	(192,313)	(296,988)
Cash and cash equivalents at beginning of period	1,686,598	2,129,019

Cash and cash equivalents at end of period	$1,494,285	$1,832,031

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss)	$35,183	$(76,859)
Other comprehensive loss, net of tax (benefit):
Foreign currency translation adjustments, net of tax (benefit) of $167 and $(4,283)	(203)	(4,634)
Equity adjustment for minimum pension liability, net of taxes of $0 and $343	—	(343)
Changes in market value of derivatives, net of tax (benefit) of $0 and $(22)	—	(196)
Changes in market value of investments, net of (benefits) of $(3,185) and $(8,181)	(5,434)	(26,452)

Other comprehensive loss	(5,637)	(31,625)

Comprehensive income (loss)	$29,546	$(108,484)

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

Accounting

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended March 31, 2003 and 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 which are contained in EMC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2003.

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

Software sales consist of the sale of software application programs that provide customers with information management, sharing or protection capabilities. Revenue for software is generally recognized upon shipment. Software sales also include the licensing of technology, which is recognized ratably over the contract period.

•	Services revenue

Services revenue consists of the sale of installation services, software warranty and maintenance, hardware maintenance, training and professional services.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.  Basis of Presentation (Continued)

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.  Basis of Presentation (Continued)

recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, EMC elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net income (loss) per weighted average share had EMC adopted the fair value measurement provisions of FAS No. 123 (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss)	$35,183	$(76,859)
Add back: Stock compensation costs, net of tax, on options granted below fair market value	1,650	2,646
Less: Stock compensation costs, net of tax, had option expense been measured at fair value	(95,283)	(102,136)

Incremental stock option expense per FAS No. 123, net of tax	(93,633)	(99,490)

Adjusted net income (loss)	$(58,450)	$(176,349)

Weighted average shares, basic – as reported	2,186,771	2,221,685
Weighted average shares, diluted – as reported	2,199,955	2,221,685
Net income (loss) per weighted average share, basic – as reported	$0.02	$(0.03)

Net income (loss) per weighted average share, diluted – as reported	$0.02	$(0.03)

Adjusted net income (loss) per weighted average share, basic	$(0.03)	$(0.08)

Adjusted net income (loss) per weighted average shared, diluted	$(0.03)	$(0.08)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	3.02%	3.44%
Expected life (years)	5.0	5.0

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Inventories

Inventories consist of (table in thousands):

	March 31, 2003	December 31, 2002
Purchased parts	$33,058	$9,560
Work-in-process	398,391	347,395
Finished goods	140,878	80,850

	$572,327	$437,805

3.  Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	March 31, 2003	December 31, 2002
Furniture and fixtures	$142,455	$142,669
Equipment	1,710,680	1,669,535
Buildings and improvements	827,821	828,569
Land	106,140	103,939
Construction in progress	152,483	162,570

	2,939,579	2,907,282
Accumulated depreciation	(1,360,652)	(1,282,886)

	$1,578,927	$1,624,396

Construction in progress and land owned at March 31, 2003 include $95.3 million and $5.9 million, respectively, of facilities under construction that EMC is holding for future use.

4.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2003	December 31, 2002
Salaries and benefits	$292,019	$297,386
Product warranties	116,157	104,258
Restructuring (See Note 9)	206,537	224,253
Other	299,161	322,460

	$913,874	$948,357

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Accrued Expenses (Continued)

The amount charged and accrued against the product warranty reserve is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Balance, beginning of the period	$104,258	$118,347
Current year accrual	30,902	10,475
Amounts charged to the accrual	(19,003)	(14,594)

Balance, end of the period	$116,157	$114,228

5.  Stockholders’ Equity

Common Stock Repurchase Program

EMC’s Board of Directors has authorized the repurchase of up to an aggregate of 300.0 million shares of its common stock, par value $.01 per share (“Common Stock”). The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock, which presents the aggregate cost of reacquired shares as a component of stockholder’s equity. As of March 31, 2003, EMC had reacquired 50.7 million shares.

6.  Net Income (Loss) Per Share

Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss)	$35,183	$(76,859)

Weighted average shares, basic	2,186,771	2,221,685
Weighted average common stock equivalents	13,184	—

Weighted average shares, diluted	2,199,955	2,221,685

Net income (loss) per share, diluted	$0.02	$(0.03)

Options to acquire 121.4 million and 155.8 million shares of Common Stock for the three months ended March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings (loss) per share because of their antidilutive effect.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  Commitments and Contingencies

Lines of Credit

EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. As of March 31, 2003, EMC had no borrowings outstanding on either line of credit. The U.S. credit line bears interest at the bank’s base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. At March 31, 2003, EMC was in compliance with the covenants.

Litigation

In April 2002, EMC filed a complaint against Hitachi, Ltd. and Hitachi Data Systems Corporation (together, “Hitachi”) with the International Trade Commission (“ITC”) and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleged that Hitachi had engaged in unlawful activities by importing into the United States products that infringed six EMC patents. EMC asked the ITC to issue an injunction to block importation of Hitachi’s infringing products, and in May 2002, the ITC voted to commence an investigation into EMC’s claims. The suit in District Court sought preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date EMC filed a complaint against Hitachi, in April 2002, Hitachi and Hitachi Computer Products (America), Inc. (“HICAM”) filed a complaint against EMC in the United States Federal District Court for the Western District of Oklahoma. The complaint alleged that certain of EMC’s products infringed eight Hitachi patents and sought preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. In March 2003, EMC and Hitachi jointly announced that the parties had entered into agreements whereby they agreed (i) to settle all pending patent infringement claims between EMC, Hitachi and HICAM, (ii) to cross-license their respective patents and (iii) to a framework for exchanging technology in the form of storage-related application programming interfaces. In accordance with the cross-license agreements, EMC will receive payments from Hitachi, which EMC will classify within software revenue and recognize ratably over the term of the agreements. The cross-license agreements expire at the end of 2007. On February 27, 2003, EMC and Hitachi filed a Joint Motion with the ITC to terminate the ITC investigation on the basis of the above-referenced agreements, and on March 11, 2003, the ITC judge signed an order terminating the ITC investigation. On March 28, 2003, the ITC judge’s order was accepted by the ITC. Thereafter, the district court actions referenced above were dismissed.

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

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  Commitments and Contingencies (Continued)

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

8.  Segment Information

EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Information storage systems	$752,387	$741,578
Information storage software	298,591	282,323

Total information storage products	$1,050,978	$1,023,901

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

For the Three Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
March 31, 2003
Revenues	$1,050,978		$306,025	$27,148	$1,384,151
Gross profit	437,634		146,600	13,587	597,821
Gross profit percentage	41.6%		47.9%	50.0%	43.2%

March 31, 2002
Revenues	$1,023,901		$238,530	$39,547	$1,301,978
Gross profit	361,325	(1)	95,444	16,205	472,974	(1)
Gross profit percentage	35.3%	(1)	40.0%	41.0%	36.3%	(1)

(1)	Excludes the reduction of $28.1 million related to the reversal of the third quarter of 2001 provision for excess and obsolete inventory.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Segment Information (Continued)

EMC’s revenues are attributed to geographic areas according to the location of customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Sales:
United States	$830,520	$749,680
Other North America	36,391	19,156

Total North America	866,911	768,836

Europe, Middle East, Africa	343,447	285,609
Asia Pacific	147,978	223,845
Latin America	25,815	23,688

Total International	517,240	533,142

Total	$1,384,151	$1,301,978

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2003 or 2002.

At March 31, 2003, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,372.6 million in the United States and $146.6 million in Ireland. At December 31, 2002, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,419.6 million in the United States and $145.3 million in Ireland. No other country accounted for 10% or more of these assets at March 31, 2003 or December 31, 2002.

9.  Restructuring Costs and Other Special Charges

2002 Restructuring Program

In the fourth quarter of 2002, EMC implemented a restructuring program to further reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which EMC will no longer derive an economic benefit. The activity for the first quarter of 2003 is presented below (table in thousands):

Category	Balance as of December 31, 2002	Additions to the Provision	Current Utilization	Balance as of March 31, 2003
Workforce reduction	$22,121	$15,738	$(14,012)	$23,847
Consolidation of excess facilities	52,647	4,785	(6,770)	50,662
Contractual and other obligations	15,260	—	(6,358)	8,902

Total	$90,028	$20,523	$(27,140)	$83,411

The $15.7 million addition to the provision for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $4.8 million addition to the provision for the consolidation of excess facilities represents additional charges for facilities being vacated.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Restructuring Costs and Other Special Charges (Continued)

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. As of March 31, 2003, approximately 1,100 employees had been terminated.

The 2002 restructuring program is expected to be substantially completed by June 30, 2003, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $130.0 million, of which $24.2 million was paid in 2002 and $22.4 million was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

Other Restructuring Programs

In the third quarter of 2001, EMC implemented a restructuring program to reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $825.2 million. Additionally, during 1999, EMC recorded a charge of $223.6 million relating to restructuring, merger and other special charges primarily associated with its acquisition of Data General Corporation. As of March 31, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges was $123.1 million. The amounts primarily relate to remaining lease obligations that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in EMC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2003. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 22.

All dollar amounts in this MD&A are in millions.

Results of Operations—First Quarter of 2003 Compared to First Quarter of 2002

Revenues

Total revenues for the first quarter of 2003 were $1,384.2, compared to $1,302.0 for the first quarter of 2002, representing an increase of $82.2, or 6%.

Information storage systems revenues were $752.4 in the first quarter of 2003, compared to $741.6 in the first quarter of 2002, representing an increase of $10.8, or 1%. Information storage software revenues were $298.6 in the first quarter of 2003, compared to $282.3 in the first quarter of 2002, representing an increase of $16.3, or 6%. The increase in revenues for information storage systems was volume related, partially offset by price declines resulting from lower material costs, which we passed on to our customers. The increase in software revenues was due to revenue associated with licensing our technology and increased volume of software sales.

Information storage services revenues were $306.0 in the first quarter of 2003, compared to $238.5 in the first quarter of 2002, representing an increase of $67.5, or 28%. The increase was primarily due to a growth in maintenance revenues associated with a greater volume of software and hardware maintenance contracts. Additionally, a greater volume of professional services, largely to support and implement automated networked storage solutions, contributed to the increase.

Total information storage revenues were $1,357.0 in the first quarter of 2003, compared to $1,262.4 in the first quarter of 2002, representing an increase of $94.6, or 7%.

Other businesses revenues were $27.2 in the first quarter of 2003, compared to $39.5 in the first quarter of 2002, representing a decrease of $12.3, or 31%. Other businesses revenues consist of revenues from AViiON server maintenance services. During the third quarter of 2001, we stopped selling AViiON server products. Accordingly, other business revenues is comprised only of AViiON services revenues. These revenues are expected to continue to decline in future quarters.

Revenues on sales into the North American markets were $866.9 in the first quarter of 2003, compared to $768.8 in the first quarter of 2002, representing an increase of $98.1, or 13%. Revenues on sales into the European, Middle East and African markets were $343.4 in the first quarter of 2003, compared to $285.6 in the first quarter of 2002, representing an increase of $57.8, or 20%. Revenues on sales into the Asia Pacific markets were $148.0 in the first quarter of 2003, compared to $223.8 in the first quarter of 2002, representing a decrease of $75.8, or 34%. Revenues on sales into the Latin American markets were $25.8 in the first quarter of 2003, compared to $23.7 in the first quarter of 2002, representing an increase of $2.1, or 9%. The increase in revenues in the North American, European, Middle East and African and Latin American markets was attributable to greater demand for our products and services whereas the decrease in revenue in the Asia Pacific markets was due to several large non-recurring customer orders received in the first quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Changes in exchange rates in the first quarter of 2003 compared to the first quarter of 2002 positively impacted revenues by approximately 2.5%. The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

Gross Margins

Gross margin dollars increased to $597.8 in the first quarter of 2003 from $501.0 in the first quarter of 2002, an increase of $96.8, or 19.3%. The increase in gross margin dollars was attributable to our information storage products and information storage services segments.

The gross margin percentage for information storage products increased to 41.6% in the first quarter of 2003, compared to 38.0% in the first quarter of 2002. The gross margin percentage for the first quarter of 2002 was favorably impacted by $28.1, or 2.7%, resulting from a partial reduction of a provision for excess and obsolete inventory recorded in 2001. The reduction resulted primarily from the sale of previously identified obsolete inventory. The increase in the gross margin percentage in the first quarter of 2003 compared to the first quarter of 2002 was primarily attributable to increased sales volume, higher margin technology license revenue and a lower fixed cost component of cost of sales.

The gross margin percentage for information storage services increased to 47.9% in the first quarter of 2003, compared to 40.0% in the first quarter of 2002. The improvement in the gross margin percentage was attributable to a higher proportion of revenues being comprised of maintenance revenues than professional services revenues in the first quarter of 2003 compared to the first quarter of 2002. Maintenance revenues provide a higher margin than professional services revenues.

The gross margin percentage for other businesses increased to 50.0% in the first quarter of 2003, compared to 41.0% in the first quarter of 2002. The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

Research and Development

Research and development (“R&D”) expenses were $180.4 and $201.0 in the first quarters of 2003 and 2002, respectively, a decline of 10%. As a percentage of revenues, R&D expenses were 13.0% and 15.4% in the first quarters of 2003 and 2002, respectively. In addition, we spent $26.6 and $28.8 in the first quarters of 2003 and 2002, respectively, on software development, which costs were capitalized. R&D spending levels reflect our efforts to continue to improve our long-term competitive position, offset in part by our continued cost cutting efforts. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems. We will continue with our R&D efforts in 2003; however, the overall level of spending is expected to be slightly lower in 2003 compared to 2002 as we gain further efficiencies in our operating cost structure.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $384.6 and $454.7 in the first quarters of 2003 and 2002, respectively, a decrease of 15%. As a percentage of revenues, SG&A expenses were 27.8% and 34.9% in the first quarters of 2003 and 2002, respectively. The decrease in SG&A expenses was primarily due to a reduction in salary, benefits and related costs associated with our continued cost cutting efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

2002 Restructuring Program

In the fourth quarter of 2002, we implemented a restructuring program to further reduce our cost structure. As a result of the program, we incurred restructuring and other special charges. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which we will no longer derive an economic benefit. The activity for the first quarter of 2003 is presented below:

Category	Balance as of December 31, 2002	Additions to the Provision	Current Utilization	Balance as of March 31, 2003
Workforce reduction	$22.1	$15.7	$(14.0)	$23.8
Consolidation of excess facilities	52.6	4.8	(6.8)	50.6
Contractual and other obligations	15.3	—	(6.3)	9.0

Total	$90.0	$20.5	$(27.1)	$83.4

The $15.7 addition to the provision for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $4.8 addition to the provision for the consolidation of excess facilities represents additional charges for facilities being vacated.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. As of March 31, 2003, approximately 1,100 employees had been terminated.

The 2002 restructuring program is expected to be substantially completed by June 30, 2003, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $130.0, of which $24.2 was paid in 2002 and $22.4 was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

As a result of the 2002 restructuring program, we expect to reduce costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. The 2002 restructuring program, once fully implemented, is expected to reduce costs by approximately $130.0 per year. We began to realize a portion of the benefits in the fourth quarter of 2002 and the first quarter of 2003.

Other Restructuring Programs

In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.2. Additionally, during 1999, we recorded a charge of $223.6 relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General Corporation. As of March 31, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges was $123.1. The amounts primarily relate to remaining lease obligations that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Investment Income

Investment income decreased to $53.1 in the first quarter of 2003, from $55.5 in the first quarter of 2002. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower yields earned on outstanding investment balances. The weighted average return on investments, excluding realized gains, was 3.1% and 3.6% in the first quarters of 2003 and 2002, respectively.

Other Expense, net

Other expense, net was $5.7 in the first quarter of 2003, compared to $7.9 in the first quarter of 2002. The balance in 2003 consisted primarily of foreign currency losses. The balance in 2002 consisted primarily of foreign currency losses and losses on strategic investments.

Provision (Benefit) for Income Taxes

The provision for income taxes was $23.7 in the first quarter of 2003 compared to a benefit of $32.9 in the first quarter of 2002. The effective income tax rate was 40.3% in the first quarter of 2003 compared to an effective rate of benefit of 30.0% in the first quarter of 2002. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. Included in the tax provision for the first quarter of 2003 was a tax benefit of $1.7 associated with the $20.5 of restructuring and other special charges recognized in the quarter. The majority of the restructuring and other special charges is concentrated in jurisdictions with tax rates lower than the statutory rate, therefore leading to a disproportionate tax rate on these charges. The income tax rate for the remainder of 2003 is expected to be approximately 32.0%.

Financial Condition

Cash and cash equivalents and short and long-term investments were $5,676.5 and $5,685.6 at March 31, 2003 and December 31, 2002, respectively, a decrease of $9.1.

Cash provided by operating activities in the first three months of 2003 was $106.8, compared to $387.9 in the first three months of 2002. The decrease in the first three months of 2003 compared to the first three months of 2002 was primarily attributable to a reduction in working capital driven by an increase in inventories due to our Symmetrix product transition, decreased collections of accounts and notes receivable due to lower accounts and notes receivable balances and a $107.4 contribution to fund a portion of the Data General pension plan liability.

Cash used for investing activities was $294.9 in the first three months of 2003, compared to $684.0 in the first three months of 2002. Capital additions were $77.0 and $115.1 in the first three months of 2003 and 2002, respectively. The decrease in capital additions resulted from our cost containment measures. Net purchases and maturities of investments, consisting primarily of debt securities, were $191.2 and $540.1 in the first three months of 2003 and 2002, respectively.

Cash used for financing activities was $3.7 in the first three months of 2003, compared to cash provided from financing activities of $7.3 in the first three months of 2002. During the first three months of 2003, we repurchased 100,000 shares of our common stock, par value $.01 per share (“Common Stock”), at a cost of $0.7. As of March 31, 2003, we had repurchased 50.7 million of the 300.0 million shares of Common Stock authorized for repurchase by our Board of Directors. From time to time, we enter into Rule 10b5-1 plans to facilitate our share repurchases. Partially offsetting these uses in cash was cash generated of $5.8 and $12.8 in the first three months of 2003 and 2002, respectively, from the exercise of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Additionally, from time to time we may sell accounts receivable when it is economically beneficial. We also lend certain fixed income securities to generate investment income. During the first three months of 2003, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At March 31, 2003, there were no outstanding securities lending transactions.

We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. As of March 31, 2003, we had no borrowings outstanding on either line of credit. The U.S. credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2003, we were in compliance with the covenants.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

To date, inflation has not had a material impact on our financial results.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. EMC’s significant accounting policies are presented within Note A to our Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 18, 2003.

Revenue Recognition

Revenue recognition is governed by various accounting principles, including the SEC’s Staff Accounting Bulletin, No. 101, “Revenue Recognition in Financial Statements”; Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”; FAS No. 48, “Revenue Recognition When Right of Return Exists”; FAS No. 13, “Accounting for Leases”; and SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

Restructuring Charges

We recognized restructuring charges in 2003, 2002 and 2001. The restructuring charges include, among other items, estimated losses on the sale of real estate, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

An unexpected further decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

Competitive pricing, component costs and sales volume could materially adversely affect our revenues, gross margins and earnings.

Competitive pricing pressures exist in the information storage market. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide information storage products or services, together with other products or services, at minimal or no additional cost in order to preserve or gain market share. We currently believe that pricing pressures are likely to continue.

To date, we have been able to manage our component and product design costs. However, there can be no assurance that we will be able to continue to achieve reductions in component and product design costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our gross margins are impacted by a variety of factors, including competitive pricing, component and product design costs as well as the volume and relative mixture of information storage product and services revenues. Increased pricing pressures, increased component costs, the relative and varying rates of increases or decreases in product price and component costs, changes in product and services revenue mixture or decreased volume could have a material adverse effect on our revenues, gross margins or earnings.

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

Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. We believe this uneven sales pattern is a result of many factors including:

•	the size of our average product and services prices in relation to our customers’ budgets, resulting in long lead times for customers’ budgetary approval, which tends to be given late in a quarter

•	the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

•	the fourth quarter influence of customers’ spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

•	seasonal influences

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

•	the diversion of our management’s attention from other business concerns

•	the impairment of relationships with customers of the acquired business

•	the potential loss of key employees of the acquired company

•	the potential impairment of acquired assets

These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our Common Stock or other rights to purchase Common Stock in connection with any future acquisition, existing stockholders may experience dilution and our earnings per share may decrease.

We also seek to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

Changes in foreign conditions could impair our international operations.

A substantial portion of our revenues is derived from sales outside the United States. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. In addition, the recent outbreak of severe acute respiratory syndrome (SARS) may have a negative impact on our operations, including a potential decrease in demand for our products and services and disruptions in our supply chain, which could cause a material adverse effect on our business, results of operations or financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 18, 2003. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)  Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

In April 2002, EMC filed a complaint against Hitachi, Ltd. and Hitachi Data Systems Corporation (together, “Hitachi”) with the International Trade Commission (“ITC”) and in the United States Federal District Court in Worcester, Massachusetts. The ITC complaint alleged that Hitachi engaged in unlawful activities by importing into the United States products that infringed six EMC patents. We asked the ITC to issue an injunction to block importation of Hitachi’s infringing products, and in May 2002, the ITC voted to commence an investigation into our claims. The suit in District Court sought preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In June 2002, the suit in District Court was stayed, pending the outcome of the ITC action. Subsequent to the date we filed a complaint against Hitachi, in April 2002, Hitachi and Hitachi Computer Products (America), Inc. (“HICAM”) filed a complaint against us in the United States Federal District Court for the Western District of Oklahoma. The complaint alleged that certain of our products infringed eight Hitachi patents and sought preliminary and permanent injunctions as well as unspecified monetary damages for patent infringement. In July 2002, this suit was transferred to the United States Federal District Court in Worcester, Massachusetts. In March 2003, EMC and Hitachi jointly announced that the parties had entered into agreements whereby they agreed (i) to settle all pending patent infringement claims between EMC, Hitachi and HICAM, (ii) to cross-license their respective patents and (iii) to a framework for exchanging technology in the form of storage-related application programming interfaces. In accordance with the cross-license agreements, we will receive payments from Hitachi. The cross-license agreements expire at the end of 2007. On February 27, 2003, EMC and Hitachi filed a Joint Motion with the ITC to terminate the ITC investigation on the basis of the above-referenced agreements, and on March 11, 2003, the ITC judge signed an order terminating the ITC investigation. On March 28, 2003, the ITC judge’s order was accepted by the ITC. Thereafter, the district court actions referenced above were dismissed.

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

Item 5.    Other Information

Our Audit Committee pre-approved all non-audit services performed by PricewaterhouseCoopers LLP, our independent auditors, during the first quarter of 2003. The pre-approved services relate to tax compliance, tax consulting, employee benefit plan compliance and other technical, financial reporting and compliance services.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

See index to Exhibits on page 33 of this report.

(b) Reports on Form 8-K

On January 23, 2003, we furnished a Current Report on Form 8-K under Item 9 containing the press release relating to our fourth quarter 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 1, 2003	By:	/s/ WILLIAM J. TEUBER, JR.
William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Joseph M. Tucci, President and Chief Executive Officer of EMC Corporation (the “Registrant”), certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ JOSEPH M. TUCCI
Joseph M. Tucci President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, William J. Teuber, Jr., Executive Vice President and Chief Financial Officer of EMC Corporation (the “Registrant”), certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ WILLIAM J. TEUBER, JR.
William J. Teuber, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated By-laws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).