Form 10-Q
period 2003-06-30
EMC CORP
filed 2003-07-30
CIK 790070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2003	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of  June 30, 2003 was 2,193,846,899.

EMC CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,904,558	$1,686,598
Short-term investments	969,477	864,743
Accounts and notes receivable, less allowance for doubtful accounts of $47,211 and $50,551	734,255	881,325
Inventories	523,148	437,805
Deferred income taxes	237,026	250,197
Other current assets	128,799	96,580

Total current assets	4,497,263	4,217,248
Long-term investments	3,187,505	3,134,290
Property, plant and equipment, net	1,577,440	1,624,396
Intangible and other assets, net	382,335	365,557
Goodwill, net	216,694	205,030
Deferred income taxes	67,316	43,926

Total assets	$9,928,553	$9,590,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$12,736	$27,507
Accounts payable	376,880	429,732
Accrued expenses	878,096	948,357
Income taxes payable	438,393	187,695
Deferred revenue	499,157	448,359

Total current liabilities	2,205,262	2,041,650
Deferred revenue	277,694	156,412
Other liabilities	62,434	166,383
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,244,502 and 2,235,930	22,445	22,359
Additional paid-in capital	3,622,568	3,580,025
Deferred compensation	(6,693)	(10,762)
Retained earnings	4,186,971	4,070,049
Accumulated other comprehensive loss, net	(59,217)	(53,488)
Treasury stock, at cost; 50,655 and 50,555 shares	(382,911)	(382,181)

Total stockholders’ equity	7,383,163	7,226,002

Total liabilities and stockholders’ equity	$9,928,553	$9,590,447

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Net sales	$1,125,063	$1,099,671	$2,176,041	$2,124,294
Services	354,237	287,867	687,410	565,222

	1,479,300	1,387,538	2,863,451	2,689,516

Costs and expenses:
Cost of sales	660,735	653,263	1,274,079	1,287,862
Cost of services	174,483	177,874	347,469	344,208
Research and development	176,788	202,027	357,202	402,978
Selling, general and administrative	393,262	420,779	777,813	875,447
Restructuring and other special charges	3,566	—	24,089	—

Operating income (loss)	70,466	(66,405)	82,799	(220,979)
Investment income	51,186	57,823	104,323	113,348
Interest expense	(1,175)	(2,720)	(2,039)	(5,581)
Other expense, net	(274)	(5,650)	(5,984)	(13,540)

Income (loss) before taxes	120,203	(16,952)	179,099	(126,752)
Income tax provision (benefit)	38,464	(17,760)	62,177	(50,701)

Net income (loss)	$81,739	$808	$116,922	$(76,051)

Net income (loss) per weighted average share, basic	$0.04	$0.00	$0.05	$(0.03)

Net income (loss) per weighted average share, diluted	$0.04	$0.00	$0.05	$(0.03)

Weighted average shares, basic	2,187,267	2,208,383	2,187,134	2,214,997

Weighted average shares, diluted	2,210,614	2,215,903	2,205,629	2,214,997

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$116,922	$(76,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,670	334,782
Non-cash restructuring, inventory and other special charges (reversals)	5,732	(52,840)
Amortization of deferred compensation	4,939	7,552
Provision for doubtful accounts	10,416	26,822
Deferred income taxes, net	41,943	40,286
Other	(2,240)	36,138
Changes in assets and liabilities:
Accounts and notes receivable	153,492	300,956
Inventories	(65,916)	188,791
Other assets	(63,392)	36,910
Accounts payable	(56,049)	1,901
Accrued expenses	(72,093)	(132,376)
Income taxes payable	198,397	4,639
Deferred revenue	173,488	107,678
Other liabilities	(99,889)	(9,594)

Net cash provided by operating activities	611,420	815,594

Cash flows from investing activities:
Additions to property, plant and equipment	(180,552)	(218,836)
Capitalized software development costs	(57,250)	(64,261)
Purchases of short and long-term available for sale securities	(2,529,704)	(5,324,084)
Sales of short and long-term available for sale securities	2,245,272	4,345,908
Maturities of short and long-term available for sale securities	111,289	121,646
Other	(7,626)	—

Net cash used in investing activities	(418,571)	(1,139,627)

Cash flows from financing activities:
Issuance of common stock	41,760	43,030
Purchase of treasury stock	(730)	(200,009)
Payment of long-term and short-term obligations	(24,412)	(8,895)
Proceeds from long-term and short-term obligations	4,609	—

Net cash provided by (used in) financing activities	21,227	(165,874)

Effect of exchange rate changes on cash	3,884	(6,758)

Net increase (decrease) in cash and cash equivalents	217,960	(496,665)
Cash and cash equivalents at beginning of period	1,686,598	2,129,019

Cash and cash equivalents at end of period	$1,904,558	$1,632,354

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$81,739	$808	$116,922	$(76,051)
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $1,542, $3,797, $1,709 and $(486)	1,858	8,311	1,655	3,677
Equity adjustment for minimum pension liability, net of taxes of $0, $0, $0 and $343	—	—	—	(343)
Changes in market value of derivatives, net of taxes (benefit) of $42, $(19), $42 and $(41)	124	(168)	124	(364)
Changes in market value of investments, net of taxes (benefit) of $(1,085), $12,952, $(4,271) and $4,771	(2,074)	41,010	(7,508)	14,558

Other comprehensive income (loss)	(92)	49,153	(5,729)	17,528

Comprehensive income (loss)	$81,647	$49,961	$111,193	$(58,523)

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

Accounting

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2003 and 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.  Basis of Presentation (Continued)

recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, EMC elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net income (loss) per weighted average share had EMC adopted the fair value measurement provisions of FAS No. 123 for the three and six months ended June 30, 2003 and June 30, 2002 (table in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$81,739	$808	$116,922	$(76,051)
Add back: Stock compensation costs, net of tax, on stock-based awards granted below fair market value	1,553	2,037	3,203	4,682
Less: Stock compensation costs, net of tax, had stock compensation expense been measured at fair value	(95,161)	(94,088)	(190,444)	(196,223)

Incremental stock option expense per FAS No. 123, net of tax	(93,608)	(92,051)	(187,241)	(191,541)

Adjusted net loss	$(11,869)	$(91,243)	$(70,319)	$(267,592)

Weighted average shares, basic – as reported	2,187,267	2,208,383	2,187,134	2,214,997
Weighted average shares, diluted – as reported	2,210,614	2,215,903	2,205,629	2,214,997
Net income (loss) per weighted average share, basic – as reported	$0.04	$0.00	$0.05	$(0.03)

Net income (loss) per weighted average share, diluted – as reported	$0.04	$0.00	$0.05	$(0.03)

Adjusted net loss per weighted average share, basic	$(0.01)	$(0.04)	$(0.03)	$(0.12)

Adjusted net loss per weighted average share, diluted	$(0.01)	$(0.04)	$(0.03)	$(0.12)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	2.97%	3.44%
Expected life (years)	5.0	5.0

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Inventories

Inventories consist of (table in thousands):

	June 30, 2003	December 31, 2002
Purchased parts	$39,304	$9,560
Work-in-process	346,759	347,395
Finished goods	137,085	80,850

	$523,148	$437,805

3.  Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	June 30, 2003	December 31, 2002
Furniture and fixtures	$142,200	$142,669
Equipment	1,676,174	1,669,535
Buildings and improvements	833,007	828,569
Land	106,186	103,939
Construction in progress	149,354	162,570

	2,906,921	2,907,282
Accumulated depreciation	(1,329,481)	(1,282,886)

	$1,577,440	$1,624,396

Construction in progress and land owned at June 30, 2003 include $95.3 million and $5.9 million, respectively, of facilities under construction that EMC is holding for future use.

4.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2003	December 31, 2002
Salaries and benefits	$283,978	$297,386
Product warranties	118,419	104,258
Restructuring (See Note 9)	180,009	224,253
Other	295,690	322,460

	$878,096	$948,357

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Accrued Expenses (Continued)

The amount charged and accrued against the product warranty reserve is as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Balance, beginning of the period	$116,157	$114,228	$104,258	$118,347
Current year provision	20,253	11,819	51,155	22,294
Amounts charged to the accrual	(17,991)	(17,785)	(36,994)	(32,379)

Balance, end of the period	$118,419	$108,262	$118,419	$108,262

5.  Stockholders’ Equity

Common Stock Repurchase Program

EMC’s Board of Directors has authorized the repurchase of up to an aggregate of 300.0 million shares of its common stock, par value $.01 per share (“Common Stock”). The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock, which presents the aggregate cost of reacquired shares as a component of stockholder’s equity. As of June 30, 2003, EMC had reacquired 50.7 million shares.

Employee Stock Purchase Plan

Under EMC’s 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees of EMC may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of the fair market value of the Common Stock at the time of grant or 85% of the fair market value at the time of exercise. In accordance with the 1989 Plan, an option to purchase shares is granted to each eligible employee of EMC who elects to participate in the 1989 Plan twice yearly, on January 1 and July 1, and is exercisable on the succeeding June 30 or December 31, respectively. In May 2003, stockholders of EMC approved an amendment to the 1989 Plan to increase the number of shares available for grant under the 1989 Plan to 73.0 million shares from 58.0 million shares.

Stock Plan

In May 2003, stockholders of EMC approved the EMC Corporation 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the grant of stock options, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options shall expire ten years after the date of grant. Restricted stock is Common Stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of Common Stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock or restricted stock units that vest by the passage of time only will not vest fully in less than three years after the date of grant. A total of 50.0 million shares of Common Stock have been reserved for issuance under the 2003 Plan, of which no more than 10.0 million shares of Common Stock may be issued pursuant to awards of restricted stock or restricted stock units.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Net Income (Loss) Per Share

Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$81,739	$808	$116,922	$(76,051)

Weighted average shares, basic	2,187,267	2,208,383	2,187,134	2,214,997
Weighted average common stock equivalents	23,347	7,520	18,495	—

Weighted average shares, diluted	2,210,614	2,215,903	2,205,629	2,214,997

Net income (loss) per share, diluted	$0.04	$0.00	$0.05	$(0.03)

Options to acquire 112.4 million and 116.9 million shares of Common Stock for the three and six months ended June 30, 2003, respectively, and options to acquire 130.5 million and 143.1 million shares of Common Stock for the three and six months ended June 30, 2002, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

7.  Commitments and Contingencies

Lines of Credit

EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. As of June 30, 2003, EMC had no borrowings outstanding on either line of credit. The U.S. credit line bears interest at the bank’s base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. At June 30, 2003, EMC was in compliance with the covenants.

Litigation

On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against EMC in the United States Federal District Court for the Northern District of California alleging that certain EMC products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC believes that HP’s claims are without merit, and on July 21, 2003, EMC answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

On September 30, 2002, EMC filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts. The complaint alleged that certain HP products infringe six EMC patents. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, the parties filed a joint motion to dismiss the suit without prejudice.

EMC is a party to other litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on EMC’s business, results of operations or financial condition.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Segment Information

EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Information storage systems	$803,814	$779,109	$1,556,201	$1,520,687
Information storage software	321,249	320,568	619,840	602,891

	$1,125,063	$1,099,677	$2,176,041	$2,123,578

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

For the Three Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
June 30, 2003
Revenues	$1,125,063		$328,370	$25,867	$1,479,300
Gross profit	464,328		165,439	14,315	644,082
Gross profit percentage	41.3%		50.4%	55.3%	43.5%

June 30, 2002
Revenues	$1,099,677		$251,148	$36,713	$1,387,538
Gross profit	421,651	(1)	93,955	16,026	531,632	(1)
Gross profit percentage	38.3%	(1)	37.4%	43.7%	38.3%	(1)

For the Six Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
June 30, 2003
Revenues	$2,176,041		$634,395	$53,015	$2,863,451
Gross profit	901,962		312,039	27,902	1,241,903
Gross profit percentage	41.4%		49.2%	52.6%	43.4%

June 30, 2002
Revenues	$2,123,578		$489,678	$76,260	$2,689,516
Gross profit	782,976	(2)	189,399	32,231	1,004,606	(2)
Gross profit percentage	36.9%	(2)	38.7%	42.3%	37.4%	(2)

(1)	Excludes the reduction of $24.8 million related to the reversal of the 2001 provision for excess and obsolete inventory.
(2)	Excludes the reduction of $52.8 million related to the reversal of the 2001 provision for excess and obsolete inventory.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Segment Information (Continued)

EMC’s revenues are attributed to geographic areas according to the location of customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Sales:
United States	$867,044	$782,198	$1,697,564	$1,531,878
Other North America	26,463	18,525	62,854	37,681

Total North America	893,507	800,723	1,760,418	1,569,559

Europe, Middle East, Africa	392,698	346,970	736,145	632,579
Asia Pacific	165,926	212,861	313,904	436,706
Latin America	27,169	26,984	52,984	50,672

Total International	585,793	586,815	1,103,033	1,119,957

Total	$1,479,300	$1,387,538	$2,863,451	$2,689,516

No country other than the United States accounted for 10% or more of revenues during the three months or six months ended June 30, 2003 or June 30, 2002.

At June 30, 2003, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,372.9 million in the United States and $149.9 million in Ireland. At December 31, 2002, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,419.6 million in the United States and $145.3 million in Ireland. No other country accounted for 10% or more of these assets at June 30, 2003 or December 31, 2002.

9.  Restructuring Costs and Other Special Charges

2002 Restructuring Program

In the fourth quarter of 2002, EMC implemented a restructuring program to reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $140.9 million. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which EMC no longer derives an economic benefit. The activity for the three and six-months ended June 30, 2003 is presented below (tables in thousands):

Category	Balance as of March 31, 2003	Additions to the Provision	Current Utilization	Balance as of June 30, 2003
Workforce reduction	$23,847	$6,347	$(12,268)	$17,926
Consolidation of excess facilities	50,662	4,853	(5,604)	49,911
Contractual and other obligations	8,902	—	(2,263)	6,639

Total	$83,411	$11,200	$(20,135)	$74,476

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Restructuring Costs and Other Special Charges (Continued)

Category	Balance as of December 31, 2002	Additions to the Provision	Current Utilization	Balance as of June 30, 2003
Workforce reduction	$22,121	$22,085	$(26,280)	$17,926
Consolidation of excess facilities	52,647	9,638	(12,374)	49,911
Contractual and other obligations	15,260	—	(8,621)	6,639

Total	$90,028	$31,723	$(47,275)	$74,476

The $6.3 million addition to the provision for workforce reduction for the three months ended June 30, 2003 and the $22.1 million addition to the provision for workforce reduction for the six months ended June 30, 2003 were primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $4.9 million addition to the provision for the consolidation of excess facilities for the three months ended June 30, 2003 and the $9.6 million addition to the provision for the consolidation of excess facilities for the six months ended June 30, 2003 represent additional charges for facilities being vacated.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region.

As of June 30, 2003, the 2002 restructuring program has been substantially completed, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $140.3 million, of which $24.2 million was paid in 2002 and $41.6 million was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

Other Restructuring Programs

In the third quarter of 2001, EMC implemented a restructuring program to reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $825.2 million. Additionally, during 1999, EMC recorded a charge of $223.6 million relating to restructuring, merger and other special charges primarily associated with its acquisition of Data General Corporation. For the three and six months ended June 30, 2003, the Data General restructuring accrual was reduced by $7.6 million, resulting from a favorable resolution of liabilities incurred in connection with the acquisition of Data General. As of June 30, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges are an aggregate of $105.5 million. The amounts primarily relate to remaining lease obligations that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

10.  New Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EMC does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  New Accounting Pronouncements (Continued)

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. EMC does not expect that the adoption of FAS No. 149 will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. EMC does not expect that the adoption of FAS No. 150 will have a material impact on its financial position or results of operations.

11.  Subsequent Event

In July 2003, EMC entered into a definitive agreement to acquire all of the outstanding shares of Common Stock of LEGATO Systems, Inc. (“LEGATO”) in a stock transaction valued at approximately $1.3 billion. LEGATO develops, markets and supports storage software products and services worldwide. Under the terms of the agreement, LEGATO stockholders will receive 0.9 of a share of Common Stock for each share of LEGATO common stock. The acquisition is subject to customary closing conditions, including LEGATO’s stockholder and regulatory approvals, and is expected to be completed in the fourth quarter of 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and MD&A contained in EMC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2003. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 27. EMC disclaims any obligation to update any such forward-looking statements after the date of this Quarterly Report.

All dollar amounts in this MD&A are in millions.

Results of Operations—Second Quarter of 2003 Compared to Second Quarter of 2002

Revenues

Total revenues for the second quarter of 2003 were $1,479.3, compared to $1,387.5 for the second quarter of 2002, representing an increase of $91.8, or 7%.

Information storage products revenues were $1,125.0 for the second quarter of 2003, compared to $1,099.7 for the second quarter of 2002, representing an increase of $25.3, or 2%. Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $803.8 in the second quarter of 2003, compared to $779.1 in the second quarter of 2002, representing an increase of $24.7, or 3%. Information storage software revenues were $321.2 in the second quarter of 2003, compared to $320.6 in the second quarter of 2002, representing an increase of $0.6, or less than 1%. The increase in revenues for information storage systems was volume related, partially offset by price declines attributable to lower production costs.

Information storage services revenues were $328.4 in the second quarter of 2003, compared to $251.1 in the second quarter of 2002, representing an increase of $77.3, or 31%. The increase was primarily due to a growth in maintenance revenues associated with a greater volume of software and hardware maintenance contracts. Additionally, a greater volume of professional services, largely to support and implement automated networked storage solutions, contributed to the increase.

Total information storage revenues were $1,453.4 in the second quarter of 2003, compared to $1,350.8 in the second quarter of 2002, representing an increase of $102.6, or 8%.

Other businesses revenues were $25.9 in the second quarter of 2003, compared to $36.7 in the second quarter of 2002, representing a decrease of $10.8, or 30%. For both periods, other businesses revenues consist solely of maintenance services relating to AViiON server products that we stopped selling in the third quarter of 2001. These revenues are expected to continue to decline in future quarters.

Revenues on sales into the North American markets were $893.5 in the second quarter of 2003, compared to $800.7 in the second quarter of 2002, representing an increase of $92.8, or 12%. Revenues on sales into the European, Middle East and African markets were $392.7 in the second quarter of 2003, compared to $347.0 in the second quarter of 2002, representing an increase of $45.7, or 13%. Revenues on sales into the Asia Pacific markets were $165.9 in the second quarter of 2003, compared to $212.9 in the second quarter of 2002, representing a decrease of $47.0, or 22%. Revenues on sales into the Latin American markets were $27.2 in the second quarter of 2003, compared to $27.0 in the second quarter of 2002, representing an increase of $0.2, or 1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The increase in revenues in the North American and European, Middle East and African markets was attributable to greater demand for our products and services whereas the decrease in revenue in the Asia Pacific markets was due to several large non-recurring customer orders received in the second quarter of 2002.

Changes in exchange rates in the second quarter of 2003 compared to the second quarter of 2002 positively impacted revenues by approximately 3.1%. The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

Gross Margins

Gross margin dollars increased to $644.1 in the second quarter of 2003 from $556.4 in the second quarter of 2002, an increase of $87.7, or 16%. The increase in gross margin dollars was attributable to our information storage services and information storage products segments.

The gross margin percentage for information storage products increased to 41.3% in the second quarter of 2003, compared to 40.6% in the second quarter of 2002. The gross margin percentage for the second quarter of 2002 was favorably impacted by $24.8, or 2.3%, resulting from a partial reduction of a provision for excess and obsolete inventory recorded in 2001. The reduction resulted primarily from the sale of previously identified obsolete inventory. The increase in the gross margin percentage in the second quarter of 2003 compared to the second quarter of 2002 was primarily attributable to increased sales volume, higher margin technology license revenues and a lower fixed cost component of cost of sales.

The gross margin percentage for information storage services increased to 50.4% in the second quarter of 2003, compared to 37.4% in the second quarter of 2002. The improvement in the gross margin percentage was attributable to a higher proportion of revenues being comprised of maintenance revenues than professional services revenues in the second quarter of 2003 compared to the second quarter of 2002. Maintenance revenues provide a higher margin than professional services revenues.

The gross margin percentage for other businesses increased to 55.3% in the second quarter of 2003, compared to 43.7% in the second quarter of 2002. The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

Research and Development

Research and development (“R&D”) expenses were $176.8 and $202.0 in the second quarters of 2003 and 2002, respectively, a decline of 12%. As a percentage of revenues, R&D expenses were 12.0% and 14.6% in the second quarters of 2003 and 2002, respectively. In addition, we spent $30.6 and $35.5 in the second quarters of 2003 and 2002, respectively, on software development, which costs were capitalized. R&D spending levels reflect our efforts to continue to improve our long-term competitive position, offset in part by our continued cost cutting efforts. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems. We will continue with our R&D efforts throughout the remainder of 2003; however, the overall level of spending is expected to be slightly lower in 2003 compared to 2002 as we gain further efficiencies in our operating cost structure.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $393.3 and $420.8 in the second quarters of 2003 and 2002, respectively, a decrease of 7%. As a percentage of revenues, SG&A expenses were 26.6% and 30.3% in the second quarters of 2003 and 2002, respectively. The decrease in SG&A expenses was primarily due to a reduction in salary, benefits and related costs associated with our continued cost cutting efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

2002 Restructuring Program

In the fourth quarter of 2002, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which we no longer derive an economic benefit. The activity for the period March 31, 2003 to June 30, 2003 is presented below:

Category	Balance as of March 31, 2003	Additions to the Provision	Current Utilization	Balance as of June 30, 2003
Workforce reduction	$23.8	$6.3	$(12.2)	$17.9
Consolidation of excess facilities	50.6	4.9	(5.6)	49.9
Contractual and other obligations	9.0	—	(2.3)	6.7

Total	$83.4	$11.2	$(20.1)	$74.5

The $6.3 addition to the provision for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $4.9 addition to the provision for the consolidation of excess facilities represents additional charges for facilities being vacated.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region.

As of June 30, 2003, the 2002 restructuring program has been substantially completed, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $140.3, of which $24.2 was paid in 2002 and $41.6 was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

As a result of the 2002 restructuring program, we expect to reduce costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. The 2002 restructuring program, once fully implemented, is expected to reduce costs by approximately $130.0 per year. We began to realize a portion of the benefits in the fourth quarter of 2002 and have realized continued benefits in both the first and second quarters of 2003.

Other Restructuring Programs

In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.2. Additionally, during 1999, we recorded a charge of $223.6 relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General Corporation. For the three months ended June 30, 2003, the Data General restructuring accrual was reduced by $7.6, resulting from a favorable resolution of liabilities incurred in connection with the acquisition of Data General. As of June 30, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges are an aggregate of $105.5. The amounts primarily relate to remaining lease obligations that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Investment Income

Investment income decreased to $51.2 in the second quarter of 2003, from $57.8 in the second quarter of 2002. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower yields on outstanding investment balances, partially offset by greater realized gains from the sale of investments. The weighted average annualized return on investments, excluding realized gains, was 2.9% and 3.7% in the second quarters of 2003 and 2002, respectively.

Other Expense, net

Other expense, net was $0.3 in the second quarter of 2003, compared to $5.7 in the second quarter of 2002. In the second quarter of 2002, we incurred a charge for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry. These investments are carried at cost, subject to adjustment for impairment.

Provision (Benefit) for Income Taxes

The provision for income taxes was $38.5 in the second quarter of 2003 compared to a benefit for income taxes of $17.8 in the second quarter of 2002. The effective income tax rate was 32.0% in the second quarter of 2003 compared to an effective rate of benefit of 104.8% in the second quarter of 2002. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. The effective rate of benefit of 104.8% in the second quarter of 2002 resulted from revising the annual estimated tax rate from 30% as of the quarter ended March 31, 2002 to 40% as of the quarter ended June 30, 2002.

Results of Operations—First Six Months of 2003 Compared to First Six Months of 2002

Revenues

Total revenues for the first six months of 2003 were $2,863.5, compared to $2,689.5 for the first six months of 2002, representing an increase of $174.0, or 6%.

Information storage products revenues were $2,176.1 for the first six months of 2003, compared to $2,123.6 for the first six months of 2002, representing an increase of $52.5, or 2%. Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $1,556.2 in the first six months of 2003, compared to $1,520.7 in the first six months of 2002, representing an increase of $35.5, or 2%. Information storage software revenues were $619.9 in the first six months of 2003, compared to $602.9 in the first six months of 2002, representing an increase of $17.0, or 3%. The increase in revenues for information storage systems was volume related, partially offset by price declines attributable to lower production costs. The increase in software revenues was due to revenue associated with licensing our technology.

Information storage services revenues were $634.4 in the first six months of 2003, compared to $489.7 in the first six months of 2002, representing an increase of $144.7, or 30%. The increase was primarily due to growth in maintenance revenues associated with a greater volume of software and hardware maintenance contracts. Additionally, a greater volume of professional services, largely to support and implement automated networked storage solutions, contributed to the increase.

Total information storage revenues were $2,810.5 in the first six months of 2003, compared to $2,613.3 in the first six months of 2002, representing an increase of $197.2, or 8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Other businesses revenues were $53.0 in the first six months of 2003, compared to $76.3 in the first six months of 2002, representing a decrease of $23.3, or 30%. For both periods, other businesses revenues consist solely of maintenance services relating to AViiON server products that we stopped selling in the third quarter of 2001. These revenues are expected to continue to decline in future quarters.

Revenues on sales into the North American markets were $1,760.5 in the first six months of 2003, compared to $1,569.6 in the first six months of 2002, representing an increase of $190.9, or 12%. Revenues on sales into the European, Middle East and African markets were $736.1 in the first six months of 2003, compared to $632.6 in the first six months of 2002, representing an increase of $103.5, or 16%. Revenues on sales into the Asia Pacific markets were $313.9 in the first six months of 2003, compared to $436.7 in the first six months of 2002, representing a decrease of $122.8, or 28%. Revenues on sales into the Latin American markets were $53.0 in the first six months of 2003, compared to $50.7 in the first six months of 2002, representing an increase of $2.3, or 5%. The increase in revenues in the North American, European, Middle East and African and Latin American markets was attributable to greater demand for our products and services whereas the decrease in revenue in the Asia Pacific markets was due to several large non-recurring customer orders received in the first six months of 2002.

Changes in exchange rates in the first six months of 2003 compared to the first six months of 2002 positively impacted revenues by approximately 2.9%. The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

Gross Margins

Gross margin dollars increased to $1,241.9 in the first six months of 2003 from $1,057.4 in the first six months of 2002, an increase of $184.5, or 17%. The increase in gross margin dollars was attributable to our information storage services and information storage products segments.

The gross margin percentage for information storage products increased to 41.4% in the first six months of 2003, compared to 39.4% in the first six months of 2002. The gross margin percentage for the first six months of 2002 was favorably impacted by $52.8, or 2.5%, resulting from a partial reduction of a provision for excess and obsolete inventory recorded in 2001. The reduction resulted primarily from the sale of previously identified obsolete inventory. The increase in the gross margin percentage in the first six months of 2003 compared to the first six months of 2002 was primarily attributable to increased sales volume, higher margin technology license revenues and a lower fixed cost component of cost of sales.

The gross margin percentage for information storage services increased to 49.2% in the first six months of 2003, compared to 38.7% in the first six months of 2002. The improvement in the gross margin percentage was attributable to a higher proportion of revenues being comprised of maintenance revenues than professional services revenues in the first six months of 2003 compared to the first six months of 2002. Maintenance revenues provide a higher margin than professional services revenues.

The gross margin percentage for other businesses increased to 52.6% in the first six months of 2003, compared to 42.3% in the first six months of 2002. The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

Research and Development

R&D expenses were $357.2 and $403.0 in the first six months of 2003 and 2002, respectively, a decline of 11%. As a percentage of revenues, R&D expenses were 12.5% and 15.0% in the first six months of 2003 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

2002, respectively. In addition, we spent $57.3 and $64.3 in the first six months of 2003 and 2002, respectively, on software development, which costs were capitalized. R&D spending levels reflect our efforts to continue to improve our long-term competitive position, offset in part by our continued cost cutting efforts. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems. We will continue with our R&D efforts throughout the remainder of 2003; however, the overall level of spending is expected to be slightly lower in 2003 compared to 2002 as we gain further efficiencies in our operating cost structure.

Selling, General and Administrative

SG&A expenses were $777.8 and $875.4 in the first six months of 2003 and 2002, respectively, a decrease of 11%. As a percentage of revenues, SG&A expenses were 27.2% and 32.6% in the first six months of 2003 and 2002, respectively. The decrease in SG&A expenses was primarily due to a reduction in salary, benefits and related costs associated with our continued cost cutting efforts.

2002 Restructuring Program

In the fourth quarter of 2002, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which we no longer derive an economic benefit. The activity for the period December 31, 2002 to June 30, 2003 is presented below:

Category	Balance as of December 31, 2002	Additions to the Provision	Current Utilization	Balance as of June 30, 2003
Workforce reduction	$22.1	$22.1	$(26.3)	$17.9
Consolidation of excess facilities	52.6	9.6	(12.3)	49.9
Contractual and other obligations	15.3	—	(8.6)	6.7

Total	$90.0	$31.7	$(47.2)	$74.5

The $22.1 addition to the provision for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $9.6 addition to the provision for the consolidation of excess facilities represents additional charges for facilities being vacated.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees are or were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region.

As of June 30, 2003, the 2002 restructuring program has been substantially completed, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $140.3, of which $24.2 was paid in 2002 and $41.6 was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

As a result of the 2002 restructuring program, we expect to reduce costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. The 2002 restructuring program, once

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

fully implemented, is expected to reduce costs by approximately $130.0 per year. We began to realize a portion of the benefits in the fourth quarter of 2002 and have realized continued benefits in the first six months of 2003.

Other Restructuring Programs

In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.2. Additionally, during 1999, we recorded a charge of $223.6 relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General. For the six months ended June 30, 2003, the Data General restructuring accrual was reduced by $7.6, resulting from a favorable resolution of liabilities incurred in connection with the acquisition of Data General. As of June 30, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges are an aggregate of $105.5. The amounts primarily relate to remaining lease obligations that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

Investment Income

Investment income decreased to $104.3 in the first six months of 2003, from $113.3 in the first six months of 2002. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower yields on outstanding investment balances, partially offset by greater realized gains from the sale of investments. The weighted average annualized return on investments, excluding realized gains, was 3.0% and 3.6% in the first six months of 2003 and 2002, respectively.

Other Expense, net

Other expense, net was $6.0 in the first six months of 2003, compared to $13.5 in the first six months of 2002. Included in the six months ended June 30, 2002 was a charge for other than temporary declines in equity investments. These investments are in privately-held companies, primarily in the storage industry. These investments are carried at cost, subject to adjustment for impairment.

Provision (Benefit) for Income Taxes

The provision for income taxes was $62.2 in the first six months of 2003 compared to a benefit for income taxes of $50.7 in the first six months of 2002. The effective income tax rate was 34.7% in the first six months of 2003 compared to an effective rate of benefit of 40.0% in the first six months of 2002. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.

Financial Condition

Cash and cash equivalents and short and long-term investments were $6,061.5 and $5,685.6 at June 30, 2003 and December 31, 2002, respectively, an increase of $375.9.

Cash provided by operating activities in the first six months of 2003 was $611.4, compared to $815.6 in the first six months of 2002. The decrease for the first six months of 2003 compared to the first six months of 2002 was primarily attributable to an increase in inventories due to our Symmetrix product transition, decreased collections of accounts and notes receivable due to lower accounts and notes receivable balances and a $107.4 contribution to fund a portion of the Data General pension plan liability, partially offset by a $209.5 federal income tax refund.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Cash used for investing activities was $418.6 in the first six months of 2003, compared to $1,139.6 in the first six months of 2002. Capital additions were $180.6 and $218.8 in the first six months of 2003 and 2002, respectively. The decrease in capital additions resulted from our cost containment measures. The reduction in capital additions contributed to a decline in depreciation and amortization expense. Depreciation and amortization expense declined from $334.8 for the six months ended June 30, 2002 to $265.7 for the six months ended June 30, 2003. Net purchases and maturities of investments, consisting primarily of debt securities, were $173.1 and $856.5 in the first six months of 2003 and 2002, respectively.

Cash provided by financing activities was $21.2 in the first six months of 2003, compared to cash used for financing activities of $165.9 in the first six months of 2002. During the first six months of 2003, we repurchased 100,000 shares of our common stock, par value $.01 per share (“Common Stock”), at a cost of $0.7. During the first six months of 2002, we repurchased 23.4 million shares of Common Stock, at a cost of $200.0. As of June 30, 2003, we had repurchased 50.7 million of the 300.0 million shares of Common Stock authorized for repurchase by our Board of Directors. From time to time, we enter into Rule 10b5-1 plans to facilitate our share repurchases. Partially offsetting these uses of cash was the generation of $41.8 for the six months ended June 30, 2003 and $43.0 for the six months ended June 30, 2002, from the exercise of stock options. For the six months ended June 30, 2003, we had net reductions in short and long-term obligations of $19.8 compared to $8.9 for the six months ended June 30, 2002.

We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any estimated exposure. We also lend certain fixed income securities to generate investment income. During the first six months of 2003, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At June 30, 2003, there were no outstanding securities lending transactions.

We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line requires us to borrow in Brazilian currency. As of June 30, 2003, we had no borrowings outstanding on either line of credit. The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of June 30, 2003, we were in compliance with the covenants.

In July 2003, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of LEGATO Systems, Inc. (“LEGATO”) in a stock transaction valued at approximately $1.3 billion. LEGATO develops, markets and supports storage software products and services worldwide. Under the terms of the agreement, LEGATO stockholders will receive 0.9 of a share of our Common Stock for each share of LEGATO common stock. The acquisition is subject to customary closing conditions, including LEGATO’s stockholder and regulatory approvals, and is expected to be completed in the fourth quarter of 2003.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

To date, inflation has not had a material impact on our financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any such forward-looking statements after the date of this Quarterly Report.

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

Our revenue and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which we compete. During 2001 and 2002, we experienced a decrease in demand for our information storage products as customers delayed or reduced their information technology expenditures. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Loss of infrastructure, due to factors such as an information systems failure, loss of public utilities or extreme weather conditions, could impact our ability to ship products in a timely manner. Delays in product shipping or an unexpected decline in revenues without a corresponding and timely slowdown in expenses, could intensify the impact of these factors on our business, results of operations and financial condition.

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

In July 2003, we entered into a definitive agreement to acquire LEGATO in a stock transaction whereby LEGATO stockholders will receive 0.9 of a share of our Common Stock for each share of LEGATO common stock. The acquisition is subject to closing conditions, including LEGATO’s stockholder approval and regulatory approvals. In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing the transaction, including as a result of any litigation that has arisen or may arise in connection with or as a result of the transaction. In July 2003, LEGATO announced the filing of two lawsuits seeking, among other things, to enjoin the closing of the transaction.

We also seek to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

Changes in foreign conditions could impair our international operations.

A substantial portion of our revenues is derived from sales outside the United States. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. In addition, severe acute respiratory syndrome (SARS) may have a negative impact on our operations, including a potential decrease in demand for our products and services and disruptions in our supply chain, which could cause a material adverse effect on our business, results of operations or financial condition.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit, and on July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

On September 30, 2002, EMC filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts. The complaint alleged that certain HP products infringe six EMC patents. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, the parties filed a joint motion to dismiss the suit without prejudice.

We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 7, 2003. There was no solicitation in opposition to management’s nominees as listed in our Proxy Statement and all such nominees were elected as Class I directors for a three-year term. The stockholders approved the EMC Corporation 2003 Stock Plan, including the allocation of 50,000,000 shares thereunder. The stockholders also approved an amendment to our 1989 Employee Stock Purchase Plan to increase the number of shares available for grant under the plan by 15,000,000 shares. In addition, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003. The stockholders also voted against a stockholder proposal, which related to indexed options, as described in our Proxy Statement. The results of the votes for each of these proposals were as follows:

1.	Proposal 1 – Election of Class I Directors:

	For	Withheld
Gail Deegan	1,849,790,875	72,932,687
Windle B. Priem	1,849,516,638	73,206,924
Alfred M. Zeien	1,848,708,942	74,014,620

2.	Proposal 2 – To approve the EMC Corporation 2003 Stock Plan, including the allocation of 50,000,000 shares thereunder:

For:	1,703,543,007
Against:	200,632,222
Abstain:	18,548,333

3.	Proposal 3 – To amend our 1989 Employee Stock Purchase Plan to increase by 15,000,000 the number of shares available under such plan:

For:	1,853,390,587
Against:	53,476,429
Abstain:	15,856,546

4.	Proposal 4 – To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003:

For:	1,833,893,004
Against:	75,700,696
Abstain:	13,129,862

5.	Proposal 5 – To act upon a stockholder proposal relating to indexed options:

For:	209,977,280
Against:	1,067,343,963
Abstain:	28,153,024
Broker Non-Vote:	617,249,295

Item 5.     Other Information

Our Audit Committee pre-approved all non-audit services performed by PricewaterhouseCoopers LLP, our independent auditors, during the second quarter of 2003. The pre-approved services relate to tax compliance, tax consulting, employee benefit plan compliance and other technical, financial reporting and compliance services.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

See index to Exhibits on page 37 of this report.

(b) Reports on Form 8-K

On April 8, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our preliminary financial results for the quarter ended March 31, 2003.

On April 16, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: July 30, 2003	By:	/s/ WILLIAM J. TEUBER, JR.
William J. Teuber, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated By-laws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).