Form 10-Q
period 2003-09-30
EMC CORP
filed 2003-10-31
CIK 790070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2003	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2003 was 2,185,540,191.

EMC CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,606,769	$1,686,598
Short-term investments	1,007,053	864,743
Accounts and notes receivable, less allowance for doubtful accounts of $39,993 and $50,551	722,334	881,325
Inventories	525,763	437,805
Deferred income taxes	238,572	250,197
Other current assets	105,544	96,580

Total current assets	4,206,035	4,217,248
Long-term investments	3,577,585	3,134,290
Property, plant and equipment, net	1,564,999	1,624,396
Intangible and other assets, net	437,086	365,557
Goodwill, net	217,130	205,030
Deferred income taxes	52,833	43,926

Total assets	$10,055,668	$9,590,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$9,389	$27,507
Accounts payable	392,251	429,732
Accrued expenses	884,117	948,357
Income taxes payable	367,690	187,695
Deferred revenue	525,532	448,359

Total current liabilities	2,178,979	2,041,650
Deferred revenue	351,851	156,412
Other liabilities	66,848	166,383
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares, none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,245,522 and 2,235,930	22,455	22,359
Additional paid-in capital	3,663,097	3,580,025
Deferred compensation	(4,381)	(10,762)
Retained earnings	4,346,060	4,070,049
Accumulated other comprehensive loss, net	(87,613)	(53,488)
Treasury stock, at cost; 59,982 and 50,555 shares	(481,628)	(382,181)

Total stockholders’ equity	7,457,990	7,226,002

Total liabilities and stockholders’ equity	$10,055,668	$9,590,447

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
Net sales	$1,145,659	$946,055	$3,321,700	$3,070,349
Services	365,188	313,383	1,052,598	878,605

	1,510,847	1,259,438	4,374,298	3,948,954
Costs and expenses:
Cost of sales	658,581	605,021	1,932,660	1,892,883
Cost of services	177,149	180,788	524,618	524,996
Research and development	172,858	191,683	530,060	594,661
Selling, general and administrative	390,164	412,313	1,167,977	1,287,760
Restructuring and other special charges	1,696	—	25,785	—

Operating income (loss)	110,399	(130,367)	193,198	(351,346)
Investment income	45,473	73,071	149,796	186,419
Interest expense	(672)	(2,763)	(2,711)	(8,344)
Other expense, net	(3,842)	(17,418)	(9,826)	(30,958)

Income (loss) before taxes	151,358	(77,477)	330,457	(204,229)
Income tax provision (benefit)	(7,731)	(98,738)	54,446	(149,439)

Net income (loss)	$159,089	$21,261	$276,011	$(54,790)

Net income (loss) per weighted average share, basic	$0.07	$0.01	$0.13	$(0.02)

Net income (loss) per weighted average share, diluted	$0.07	$0.01	$0.12	$(0.02)

Weighted average shares, basic	2,186,213	2,203,063	2,186,679	2,210,956

Weighted average shares, diluted	2,213,875	2,207,989	2,208,230	2,210,956

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income (loss)	$276,011	$(54,790)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	389,910	496,476
Non-cash restructuring, inventory and other special charges (reversals)	5,732	(60,735)
Amortization of deferred compensation	7,193	10,663
Provision for doubtful accounts	4,444	30,441
Deferred income taxes, net	12,783	51,428
Other	11,373	50,501
Changes in assets and liabilities:
Accounts and notes receivable	171,597	567,940
Inventories	(64,526)	156,155
Other assets	(70,004)	55,061
Accounts payable	(38,253)	88,910
Accrued expenses	(66,741)	(147,466)
Income taxes payable	190,129	(107,006)
Deferred revenue	275,700	118,707
Other liabilities	(95,403)	(5,537)

Net cash provided by operating activities	1,009,945	1,250,748

Cash flows from investing activities:
Additions to property, plant and equipment	(266,490)	(305,351)
Capitalized software development costs	(84,419)	(95,754)
Purchases of short and long-term available for sale securities	(4,591,509)	(6,840,581)
Sales of short and long-term available for sale securities	3,779,868	5,645,476
Maturities of short and long-term available for sale securities	186,389	187,397
Other	(40,314)	(24,689)

Net cash used in investing activities	(1,016,475)	(1,433,502)

Cash flows from financing activities:
Issuance of common stock	48,771	54,914
Purchase of treasury stock	(99,447)	(243,063)
Payment of long-term and short-term obligations	(27,831)	(13,952)
Proceeds from long-term and short-term obligations	4,609	1,512

Net cash used in financing activities	(73,898)	(200,589)

Effect of exchange rate changes on cash	599	(4,280)

Net decrease in cash and cash equivalents	(79,829)	(387,623)
Cash and cash equivalents at beginning of period	1,686,598	2,129,019

Cash and cash equivalents at end of period	$1,606,769	$1,741,396

Non-cash activity:
Exchange of net assets for equity investment	$—	$3,560

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)	$159,089	$21,261	$276,011	$(54,790)
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes of $72, $1,759, $1,781 and $1,273	(9,961)	4,150	(8,306)	7,827
Equity adjustment for minimum pension liability, net of taxes of $0, $0, $0 and $343	—	—	—	(343)
Changes in market value of derivatives, net of taxes (benefit) of $(42), $32, $0 and $(9)	(500)	284	(376)	(80)
Changes in market value of investments, net of taxes (benefit) of $(10,650), $20,624, $(14,921) and $25,395	(17,935)	18,388	(25,443)	32,946

Other comprehensive income (loss)	(28,396)	22,822	(34,125)	40,350

Comprehensive income (loss)	$130,693	$44,083	$241,886	$(14,440)

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

Accounting

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of EMC and its subsidiaries. Certain information and footnote disclosures normally included in EMC’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2003 and 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, EMC elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net income (loss) per weighted average

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.  Basis of Presentation (Continued)

share had EMC adopted the fair value measurement provisions of FAS No. 123 for the three and nine months ended September 30, 2003 and September 30, 2002 (table in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)	$159,089	$21,261	$276,011	$(54,790)
Add back: Stock compensation costs, net of tax, on stock-based awards granted below fair market value	1,440	1,929	4,643	6,611
Less: Stock compensation costs, net of tax, had stock compensation expense been measured at fair value	(92,945)	(76,635)	(283,389)	(272,858)

Incremental stock option expense per FAS No. 123, net of tax	(91,505)	(74,706)	(278,746)	(266,247)

Adjusted net income (loss)	$67,584	$(53,445)	$(2,735)	$(321,037)

Weighted average shares, basic – as reported	2,186,213	2,203,063	2,186,679	2,210,956
Weighted average shares, diluted – as reported	2,213,875	2,207,989	2,208,230	2,210,956
Net income (loss) per weighted average share, basic – as reported	$0.07	$0.01	$0.13	$(0.02)

Net income (loss) per weighted average share, diluted – as reported	$0.07	$0.01	$0.12	$(0.02)

Adjusted net income (loss) per weighted average share, basic	$0.03	$(0.02)	$—	$(0.15)

Adjusted net income (loss) per weighted average share, diluted	$0.03	$(0.02)	$—	$(0.15)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	3.01%	4.16%
Expected life (years)	5.0	5.0

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Inventories

Inventories consist of (table in thousands):

	September 30, 2003	December 31, 2002
Purchased parts	$34,721	$9,560
Work-in-process	351,399	347,395
Finished goods	139,643	80,850

	$525,763	$437,805

3.  Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	September 30, 2003	December 31, 2002
Furniture and fixtures	$142,053	$142,669
Equipment	1,688,604	1,669,535
Buildings and improvements	835,374	828,569
Land	104,911	103,939
Construction in progress	155,985	162,570

	2,926,927	2,907,282
Accumulated depreciation	(1,361,928)	(1,282,886)

	$1,564,999	$1,624,396

Construction in progress and land owned at September 2003 include $95.3 million and $5.9 million, respectively, of facilities under construction that EMC is holding for future use.

4.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2003	December 31, 2002
Salaries and benefits	$297,914	$297,386
Product warranties	116,913	104,258
Restructuring (See Note 9)	158,348	224,253
Other	310,942	322,460

	$884,117	$948,357

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Accrued Expenses (Continued)

The amounts charged and accrued against the product warranty reserve is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Balance, beginning of the period	$118,419	$108,262	$104,258	$118,347
Current year provision	17,318	14,879	68,473	37,173
Amounts charged to the accrual	(18,824)	(16,230)	(55,818)	(48,609)

Balance, end of the period	$116,913	$106,911	$116,913	$106,911

5.  Stockholders’ Equity

Common Stock Repurchase Program

EMC’s Board of Directors has authorized the repurchase of up to an aggregate of 300.0 million shares of its common stock, par value $.01 per share (“Common Stock”). The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. EMC utilizes the cost method to account for the purchase of treasury stock, which presents the aggregate cost of reacquired shares as a component of stockholder’s equity. As of September 30, 2003, EMC had reacquired 60.0 million shares.

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

Stock Plan

In May 2003, stockholders of EMC approved the EMC Corporation 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the grant of stock options, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options expire no later than ten years after the date of grant. Restricted stock is Common Stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of Common Stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock or restricted stock units that vest by the passage of time only will not vest fully in less than three years after the date of grant. A total of 50.0 million shares of Common Stock have been reserved for issuance under the 2003 Plan, of which no more than 10.0 million shares of Common Stock may be issued pursuant to awards of restricted stock or restricted stock units.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Net Income (Loss) Per Share

Calculation of diluted earnings (loss) per share is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)	$159,089	$21,261	$276,011	$(54,790)

Weighted average shares, basic	2,186,213	2,203,063	2,186,679	2,210,956
Weighted average common stock equivalents	27,662	4,926	21,551	—

Weighted average shares, diluted	2,213,875	2,207,989	2,208,230	2,210,956

Net income (loss) per share, diluted	$0.07	$0.01	$0.12	$(0.02)

Options to acquire 68.4 million and 100.7 million shares of Common Stock for the three and nine months ended September 30, 2003, respectively, and options to acquire 126.5 million and 137.6 million shares of Common Stock for the three and nine months ended September 30, 2002, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

7.  Commitments and Contingencies

Lines of Credit

EMC has available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. As of September 30, 2003, EMC had no borrowings outstanding on either line of credit. The U.S. credit line bears interest at the bank’s base rate and requires EMC, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender and requires EMC to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require EMC to provide collateral to secure the outstanding balance. At September 30, 2003, EMC was in compliance with the covenants.

Litigation

On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against EMC in the United States Federal District Court for the Northern District of California alleging that certain EMC products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC believes that HP’s claims are without merit. On July 21, 2003, EMC answered the complaint and filed counterclaims alleging that certain HP products infringe nine EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

On September 30, 2002, EMC filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts. The complaint alleged that certain HP products infringe nine EMC patents. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, the parties filed a joint motion to dismiss the suit without prejudice, and thereafter, the suit was dismissed by the court.

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

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Segment Information

EMC operates in the following segments: information storage products, information storage services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Information storage systems	$801,075	$662,417	$2,357,276	$2,183,104
Information storage software	344,584	283,591	964,424	886,482

	$1,145,659	$946,008	$3,321,700	$3,069,586

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

For the Three Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
September 30, 2003
Revenues	$1,145,659		$341,113	$24,075	$1,510,847
Gross profit	487,078		175,383	12,656	675,117
Gross profit percentage	42.5%		51.4%	52.6%	44.7%

September 30, 2002
Revenues	$946,008		$279,217	$34,213	$1,259,438
Gross profit	333,300	(1)	115,963	16,471	465,734	(1)
Gross profit percentage	35.2%	(1)	41.5%	48.1%	37.0%	(1)

For the Nine Months Ended	Information Storage Products		Information Storage Services	Other Businesses	Consolidated
September 30, 2003
Revenues	$3,321,700		$975,508	$77,090	$4,374,298
Gross profit	1,389,040		487,422	40,558	1,917,020
Gross profit percentage	41.8%		50.0%	52.6%	43.8%

September 30, 2002
Revenues	$3,069,586		$768,895	$110,473	$3,948,954
Gross profit	1,116,276	(2)	305,362	48,702	1,470,340	(2)
Gross profit percentage	36.4%	(2)	39.7%	44.1%	37.2%	(2)

(1)	Excludes the benefit of $7.9 million related to the sale of previously identified obsolete inventory.
(2)	Excludes the benefit of $60.7 million related to the sale of previously identified obsolete inventory.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Segment Information (Continued)

EMC’s revenues are attributed to geographic areas according to the location of customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Sales:
United States	$901,959	$751,403	$2,599,523	$2,283,281
Other North America	19,492	20,110	82,346	57,791

Total North America	921,451	771,513	2,681,869	2,341,072

Europe, Middle East, Africa	382,226	305,568	1,118,371	938,147
Asia Pacific	172,763	157,598	486,667	594,304
Latin America	34,407	24,759	87,391	75,431

Total International	589,396	487,925	1,692,429	1,607,882

Total	$1,510,847	$1,259,438	$4,374,298	$3,948,954

No country other than the United States accounted for 10% or more of revenues during the three months or nine months ended September 30, 2003 or September 30, 2002.

At September 30, 2003, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,363.5 million in the United States and $146.5 million in Ireland. At December 31, 2002, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,419.6 million in the United States and $145.3 million in Ireland. No other country accounted for 10% or more of these assets at September 30, 2003 or December 31, 2002.

For the quarter ended September 30, 2003, Dell Inc. accounted for $155.8 million of total revenues. These revenues are included in both the information storage products and information storage services segments.

9.  Restructuring Costs and Other Special Charges

2002 Restructuring Program

In the fourth quarter of 2002, EMC implemented a restructuring program to reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $140.9 million. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which EMC no longer derives an economic benefit. The activity for the three and nine months ended September 30, 2003 is presented below (tables in thousands):

Category	Balance as of June 30, 2003	Additions to the Provision	Current Utilization	Balance as of September 30, 2003
Workforce reduction	$17,926	$396	$(9,091)	$9,231
Consolidation of excess facilities	49,911	—	(4,933)	44,978
Contractual and other obligations	6,639	1,300	(2,374)	5,565

Total	$74,476	$1,696	$(16,398)	$59,774

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Restructuring Costs and Other Special Charges (Continued)

Category	Balance as of December 31, 2002	Additions to the Provision	Current Utilization	Balance as of September 30, 2003
Workforce reduction	$22,121	$22,481	$(35,371)	$9,231
Consolidation of excess facilities	52,647	9,638	(17,307)	44,978
Contractual and other obligations	15,260	1,300	(10,995)	5,565

Total	$90,028	$33,419	$(63,673)	$59,774

The $0.4 million addition to the provision for workforce reduction for the three months ended September 30, 2003 and the $22.5 million addition to the provision for workforce reduction for the nine months ended September 30, 2003 were primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $9.6 million addition to the provision for the consolidation of excess facilities for the nine months ended September 30, 2003 represents additional charges for facilities being vacated. The $1.3 million addition to the provision for contractual and other obligations for the three and nine months ended September 30, 2003 represents an adjustment to the previously established obligations associated with the restructuring program.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees were based in North America and the remainder were based in Europe, Latin America and the Asia Pacific region.

As of June 30, 2003, the 2002 restructuring program had been substantially completed, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $142.0 million, of which $24.2 million was paid in 2002 and $58.0 million was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

Other Restructuring Programs

In the third quarter of 2001, EMC implemented a restructuring program to reduce its cost structure. As a result of the program, EMC incurred restructuring and other special charges of $825.2 million. Additionally, during 1999, EMC recorded a charge of $223.6 million relating to restructuring, merger and other special charges primarily associated with its acquisition of Data General Corporation. For the nine months ended September 30, 2003, the Data General restructuring accrual was reduced by $7.6 million, resulting from a favorable resolution of liabilities incurred in connection with the acquisition of Data General. As of September 30, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges are an aggregate of $98.6 million. The amounts primarily relate to remaining lease obligations for vacated facilities that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

10.  Income Taxes

For the nine months ended September 30, 2003, the estimated effective income tax rate was 16.5%. The effective income tax rate is based upon the expected income for the year, the expected composition of that income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three and nine months ended September 30, 2003, the effective tax rate varied from the statutory tax rate primarily as a result of the favorable resolution of a series of tax audits which aggregated

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Income Taxes (Continued)

$53.6 million. As a result, an income tax benefit of $7.7 million was recognized in the three months ended September 30, 2003. The estimated effective tax rate for 2003 is subject to further change as a result of changes in the composition of the income in the countries in which EMC operates and the effects, if any, from tax audits.

11.  Acquisition of LEGATO Systems, Inc.

In July 2003, EMC entered into a definitive agreement to acquire all of the outstanding common stock of LEGATO Systems, Inc. (“LEGATO”), in a stock transaction valued at approximately $1.3 billion. LEGATO develops, markets, and supports storage software products and services worldwide. Under the terms of the agreement, LEGATO stockholders will receive 0.9 of a share of Common Stock for each share of LEGATO common stock. The acquisition was completed in October 2003.

The acquisition will result in identifiable intangible assets, including customer relations, developed technology, trade names and trademarks and non-competition agreements. While the final determination of their values is subject to the completion of an appraisal, EMC estimates the total value of these intangible assets will be $161.0 million.

12.  Subsequent Event

In October 2003, EMC entered into a definitive agreement to acquire all of the outstanding common stock of Documentum, Inc. (“Documentum”) in a stock transaction valued at approximately $1.7 billion. Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data. Under the terms of the agreement, Documentum stockholders will receive 2.175 shares of Common Stock for each share of Documentum common stock. The acquisition is subject to customary closing conditions, including Documentum’s stockholder and regulatory approvals, and is expected to be completed in the fourth quarter of 2003 or the first quarter of 2004.

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

Results of Operations—Third Quarter of 2003 Compared to Third Quarter of 2002

Revenues

Total revenues for the third quarter of 2003 were $1,510.8, compared to $1,259.4 for the third quarter of 2002, representing an increase of $251.4, or 20%.

Information storage products revenues were $1,145.6 in the third quarter of 2003, compared to $946.0 in the third quarter of 2002, representing an increase of $199.6, or 21%. Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $801.1 in the third quarter of 2003, compared to $662.4 in the third quarter of 2002, representing an increase of $138.7, or 21%. Information storage software revenues were $344.5 in the third quarter of 2003, compared to $283.6 in the third quarter of 2002, representing an increase of $60.9, or 22%. The increase in revenues for information storage products was primarily volume related, attributable to a broadened product portfolio of both information storage systems and information storage software as well as a greater demand for these products. Partially offsetting the increase in the volume of information storage systems revenue were price declines.

Information storage services revenues were $341.1 in the third quarter of 2003, compared to $279.2 in the third quarter of 2002, representing an increase of $61.9, or 22%. The increase was primarily due to a growth in maintenance revenues associated with a greater volume of software and hardware maintenance contracts. Additionally, a greater volume of professional services, largely to support and implement automated networked storage solutions, contributed to the increase.

Total information storage revenues were $1,486.7 in the third quarter of 2003, compared to $1,225.2 in the third quarter of 2002, representing an increase of $261.5, or 21%.

Other businesses revenues were $24.1 in the third quarter of 2003, compared to $34.2 in the third quarter of 2002, representing a decrease of $10.1, or 30%. For both periods, other businesses revenues consist primarily of maintenance services relating to AViiON server products that we stopped selling in the third quarter of 2001. These revenues are expected to continue to decline in future quarters.

Revenues on sales into the North American markets were $921.5 in the third quarter of 2003, compared to $771.5 in the third quarter of 2002, representing an increase of $150.0, or 19%. Revenues on sales into the European, Middle East and African markets were $382.2 in the third quarter of 2003, compared to $305.6 in the third quarter of 2002, representing an increase of $76.6, or 25%. Revenues on sales into the Asia Pacific markets were $172.8 in the third quarter of 2003, compared to $157.6 in the third quarter of 2002, representing an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

increase of $15.2, or 10%. Revenues on sales into the Latin American markets were $34.4 in the third quarter of 2003, compared to $24.8 in the third quarter of 2002, representing an increase of $9.6, or 39%. The increase in revenues worldwide was attributable to greater demand for our products and services.

Changes in exchange rates in the third quarter of 2003 compared to the third quarter of 2002 positively impacted revenues by approximately 2.9%. The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

Gross Margins

Gross margin dollars increased to $675.1 in the third quarter of 2003 from $473.6 in the third quarter of 2002, an increase of $201.5, or 43%. The increase in gross margin dollars was attributable to our information storage products and information storage services segments.

The gross margin percentage for information storage products increased to 42.5% in the third quarter of 2003, compared to 36.1% in the third quarter of 2002. The gross margin percentage for the third quarter of 2002 was favorably impacted by $7.9, or 0.9%, resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001. The increase in the gross margin percentage in the third quarter of 2003 compared to the third quarter of 2002 was primarily attributable to increased sales volume and a lower fixed cost component of cost of sales.

The gross margin percentage for information storage services increased to 51.4% in the third quarter of 2003, compared to 41.5% in the third quarter of 2002. The increase in the gross margin percentage in the third quarter of 2003 compared to the third quarter of 2002 was attributable to a higher proportion of revenues being comprised of maintenance revenues than professional services revenues in the third quarter of 2003 compared to the third quarter of 2002. Maintenance revenues provide a higher margin than professional services revenues.

The gross margin percentage for other businesses increased to 52.6% in the third quarter of 2003 compared to 48.1% in the third quarter of 2002. The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

Research and Development

Research and development (“R&D”) expenses were $172.9 and $191.7 in the third quarters of 2003 and 2002, respectively, a decline of 10%. As a percentage of revenues, R&D expenses were 11.4% and 15.2% in the third quarters of 2003 and 2002, respectively. In addition, we spent $27.2 and $31.5 in the third quarters of 2003 and 2002, respectively, on software development, which costs were capitalized. The decline in R&D expenses was primarily due to our cost cutting initiatives. R&D spending levels reflect our efforts to continue to improve our long-term competitive position. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $390.2 and $412.3 in the third quarters of 2003 and 2002, respectively, a decrease of 5%. As a percentage of revenues, SG&A expenses were 25.8% and 32.7% in the third quarters of 2003 and 2002, respectively. The decrease in SG&A expenses was primarily due to a reduction in salary, benefits and related costs associated with our cost cutting initiatives. Additionally, due to improvements in the underlying quality and age of our accounts receivable, the allowance for bad debts was reduced by $6.0 in the third quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Acquisition of LEGATO Systems, Inc.

In October 2003, we completed the acquisition of LEGATO Systems, Inc. (“LEGATO”). As a result of the transaction, we expect to incur certain charges in the fourth quarter of 2003, including in-process R&D, integration and other expenses. The integration expenses may include the elimination of duplicative facilities, operational realignment expenses and related workforce reductions. While management is currently finalizing its integration plan, we estimate the fourth quarter charge will be between $30.0 and $60.0; however, we expect the charge to be closer to the higher end of this range.

The acquisition of LEGATO will favorably impact our software and service revenues. Additionally, the acquisition will result in increased SG&A and R&D expenses. The acquisition will result in identifiable intangible assets, including customer relations, developed technology, trade names and trademarks and non-competition agreements. While the final determination of their values is subject to the completion of an appraisal, we estimate the total value of these intangible assets will be $161.0. These intangible assets will be amortized over their respective useful lives resulting in increased quarterly operating expenses.

2002 Restructuring Program

In the fourth quarter of 2002, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which we no longer derive an economic benefit. The activity for the period June 30, 2003 to September 30, 2003 is presented below:

Category	Balance as of June 30, 2003	Additions to the Provision	Current Utilization	Balance as of September 30, 2003
Workforce reduction	$17.9	$0.4	$(9.1)	$9.2
Consolidation of excess facilities	49.9	—	(4.9)	45.0
Contractual and other obligations	6.7	1.3	(2.4)	5.6

Total	$74.5	$1.7	$(16.4)	$59.8

The $0.4 addition to the provision for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $1.3 addition to the provision for contractual and other obligations represents an adjustment to the previously established obligations associated with the restructuring program.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees were based in North America and the remainder were based in Europe, Latin America and the Asia Pacific region.

As of June 30, 2003, the 2002 restructuring program had been substantially completed, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $142.0, of which $24.2 was paid in 2002 and $58.0 was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Other Restructuring Programs

In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.2. Additionally, during 1999, we recorded a charge of $223.6 relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General Corporation. As of September 30, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges are an aggregate of $98.6. The amounts primarily relate to remaining lease obligations for vacated facilities that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

Investment Income

Investment income decreased to $45.5 in the third quarter of 2003, from $73.1 in the third quarter of 2002. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower yields on outstanding investment balances and reduced realized gains from the sale of investments. The weighted average annualized return on investments, excluding realized gains, was 2.5% and 3.5% in the third quarters of 2003 and 2002, respectively.

Other Expense, net

Other expense, net was $3.8 in the third quarter of 2003, compared to $17.4 in the third quarter of 2002. The decrease was due to lower foreign currency exchange losses.

Benefit for Income Taxes

We recognized a benefit for income taxes of $7.7 in the third quarter of 2003 on pre-tax income of $151.4. We recognized a benefit for income taxes of $98.7 in the third quarter of 2002 on a pre-tax loss of $77.5. The effective rate of benefit was 5.1% in the third quarter of 2003 compared to 127.4% in the third quarter of 2002. The effective income tax rate is based upon the expected income for the year, the expected composition of that income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the quarter ended September 30, 2003, the effective tax rate varied from the statutory tax rate primarily as a result of the favorable resolution of a series of tax audits which aggregated $53.6. For the quarter ended September 30, 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters which aggregated approximately $67.7. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other matters.

Results of Operations—First Nine Months of 2003 Compared to First Nine Months of 2002

Revenues

Total revenues for the first nine months of 2003 were $4,374.3, compared to $3,949.0 for the first nine months of 2002, representing an increase of $425.3, or 11%.

Information storage products revenues were $3,321.7 in the first nine months of 2003, compared to $3,069.6 in the first nine months of 2002, representing an increase of $252.1, or 8%. Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $2,357.3 in the first nine months of 2003, compared to $2,183.1 in the first nine months of 2002, representing an increase of $174.2, or 8%. Information storage software revenues were $964.4 in the first nine months of 2003, compared to $886.5 in the first nine months of 2002, representing an increase of $77.9,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

or 9%. The increase in revenues for information storage products was primarily volume related, attributable to a broadened product portfolio of both information storage systems and information storage software as well as a greater demand for these products. Partially offsetting the increase in the volume of information storage systems revenue were price declines.

Information storage services revenues were $975.5 in the first nine months of 2003, compared to $768.9 in the first nine months of 2002, representing an increase of $206.6, or 27%. The increase was primarily due to growth in maintenance revenues associated with a greater volume of software and hardware maintenance contracts. Additionally, a greater volume of professional services, largely to support and implement automated networked storage solutions, contributed to the increase.

Total information storage revenues were $4,297.2 in the first nine months of 2003, compared to $3,838.5 in the first nine months of 2002, representing an increase of $458.7, or 12%.

Other businesses revenues were $77.1 in the first nine months of 2003, compared to $110.5 in the first nine months of 2002, representing a decrease of $33.4, or 30%. For both periods, other businesses revenues consist primarily of maintenance services relating to AViiON server products that we stopped selling in the third quarter of 2001. These revenues are expected to continue to decline in future quarters.

Revenues on sales into the North American markets were $2,681.9 in the first nine months of 2003, compared to $2,341.1 in the first nine months of 2002, representing an increase of $340.8, or 15%. Revenues on sales into the European, Middle East and African markets were $1,118.4 in the first nine months of 2003, compared to $938.1 in the first nine months of 2002, representing an increase of $180.3, or 19%. Revenues on sales into the Asia Pacific markets were $486.7 in the first nine months of 2003, compared to $594.3 in the first nine months of 2002, representing a decrease of $107.6, or 18%. Revenues on sales into the Latin American markets were $87.4 in the first nine months of 2003, compared to $75.4 in the first nine months of 2002, representing an increase of $12.0, or 16%. The increase in revenues in the North American, European, Middle East and African and Latin American markets was attributable to greater demand for our products and services. The decrease in revenue in the Asia Pacific markets was due to several large non-recurring customer orders received in the first nine months of 2002.

Changes in exchange rates in the first nine months of 2003 compared to the first nine months of 2002 positively impacted revenues by approximately 2.9%. The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

Gross Margins

Gross margin dollars increased to $1,917.0 in the first nine months of 2003 from $1,531.1 in the first nine months of 2002, an increase of $385.9, or 25%. The increase in gross margin dollars was attributable to our information storage products and information storage services segments.

The gross margin percentage for information storage products increased to 41.8% in the first nine months of 2003, compared to 38.3% in the first nine months of 2002. The gross margin percentage for the first nine months of 2002 was favorably impacted by $60.7, or 1.9%, resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001. The increase in the gross margin percentage in the first nine months of 2003 compared to the first nine months of 2002 was primarily attributable to increased sales volume and a lower fixed cost component of cost of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The gross margin percentage for information storage services increased to 50.0% in the first nine months of 2003, compared to 39.7% in the first nine months of 2002. The increase in the gross margin percentage in the first nine months of 2003 compared to the first nine months of 2002 was attributable to a higher proportion of revenues being comprised of maintenance revenues than professional services revenues in the first nine months of 2003 compared to the first nine months of 2002. Maintenance revenues provide a higher margin than professional services revenues.

The gross margin percentage for other businesses increased to 52.6% in the first nine months of 2003, compared to 44.1% in the first nine months of 2002. The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

Research and Development

R&D expenses were $530.1 and $594.7 in the first nine months of 2003 and 2002, respectively, a decline of 11%. As a percentage of revenues, R&D expenses were 12.1% and 15.1% in the first nine months of 2003 and 2002, respectively. In addition, we spent $84.4 and $95.8 in the first nine months of 2003 and 2002, respectively, on software development, which costs were capitalized. The decline in R&D expenses was primarily due to our cost cutting initiatives. R&D spending levels reflect our efforts to improve our long-term competitive position. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems.

Selling, General and Administrative

SG&A expenses were $1,168.0 and $1,287.8 in the first nine months of 2003 and 2002, respectively, a decrease of 9%. As a percentage of revenues, SG&A expenses were 26.7% and 32.6% in the first nine months of 2003 and 2002, respectively. The decrease in SG&A expenses was primarily due to a reduction in salary, benefits and related costs associated with our cost cutting initiatives.

Acquisition of LEGATO Systems, Inc.

In October 2003, we completed the acquisition of LEGATO. As a result of the transaction, we expect to incur certain charges in the fourth quarter of 2003, including in-process R&D, integration and other expenses. The integration expenses may include the elimination of duplicative facilities, operational realignment expenses and related workforce reductions. While management is currently finalizing its integration plan, we estimate the fourth quarter charge will be between $30.0 and $60.0; however, we expect the charge to be closer to the higher end of this range.

The acquisition of LEGATO will favorably impact our software and service revenues. Additionally, the acquisition will result in increased SG&A and R&D expenses. The acquisition will result in identifiable intangible assets, including customer relations, developed technology, trade names and trademarks and non-competition agreements. While the final determination of their values is subject to the completion of an appraisal, we estimate the total value of these intangible assets will be $161.0. These intangible assets will be amortized over their respective useful lives resulting in increased quarterly operating expenses.

2002 Restructuring Program

In the fourth quarter of 2002, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

contractual and other obligations for which we no longer derive an economic benefit. The activity for the period December 31, 2002 to September 30, 2003 is presented below:

Category	Balance as of December 31, 2002	Additions to the Provision	Current Utilization	Balance as of September 30, 2003
Workforce reduction	$22.1	$22.5	$(35.4)	$9.2
Consolidation of excess facilities	52.6	9.6	(17.2)	45.0
Contractual and other obligations	15.3	1.3	(11.0)	5.6

Total	$90.0	$33.4	$(63.6)	$59.8

The $22.5 addition to the provision for workforce was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $9.6 addition to the provision for the consolidation of excess facilities represent additional charges for facilities being vacated. The $1.3 addition to the provision for contractual and other obligations represents an adjustment to the previously established obligations associated with the restructuring program.

The 2002 restructuring program includes a reduction in force of approximately 1,500 employees across all business functions and geographic regions. Approximately 64% of such employees were based in North America and the remainder were based in Europe, Latin America and the Asia Pacific region.

As of June 30, 2003, the 2002 restructuring program had been substantially completed, although the ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the 2002 restructuring program is $142.0, of which $24.2 was paid in 2002 and $58.0 was paid in 2003. Remaining cash expenditures, relating to workforce reductions and contractual obligations, are expected to be substantially paid by the end of 2003. Amounts relating to the consolidation of facilities will be paid over the respective lease terms through 2015.

Other Restructuring Programs

In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.2. Additionally, during 1999, we recorded a charge of $223.6 relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General. For the nine months ended September 30, 2003, the Data General restructuring accrual was reduced by $7.6, resulting from a favorable resolution of liabilities incurred in connection with the acquisition of Data General. As of September 30, 2003, the remaining accrued obligations associated with the 2001 and 1999 charges are an aggregate of $98.6. The amounts primarily relate to remaining lease obligations for vacated facilities that will be paid through 2015. In addition, the amounts relate to executive severance obligations attributable to the acquisition of Data General.

Investment Income

Investment income decreased to $149.8 in the first nine months of 2003, from $186.4 in the first nine months of 2002. Investment income was earned from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased because of lower yields on outstanding investment balances and reduced realized gains from the sale of investments. The weighted average annualized return on investments, excluding realized gains, was 2.8% and 3.6% in the first nine months of 2003 and 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Other Expense, net

Other expense, net was $9.8 in the first nine months of 2003, compared to $31.0 in the first nine months of 2002. The decrease was due to lower foreign currency exchange losses.

Provision (Benefit) for Income Taxes

The provision for income taxes was $54.4 in the first nine months of 2003 compared to a benefit for income taxes of $149.4 in the first nine months of 2002. The effective income tax rate was 16.5% in the first nine months of 2003 compared to an effective rate of benefit of 73.2% in the first nine months of 2002. The effective income tax rate is based upon the expected income (loss) for the year, the expected composition of that income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the nine months ended September 30, 2003, the effective tax rate varied from the statutory tax rate primarily as a result of the favorable resolution of a series of tax audits which aggregated $53.6. The estimated effective tax rate for 2003 is subject to further change as a result of changes in the composition of the income in the countries in which we operate and the effects, if any, from tax audits. For the nine months ended September 30, 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters which aggregated approximately $67.7. Such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other matters.

Financial Condition

Cash and cash equivalents and short and long-term investments were $6,191.4 and $5,685.6 at September 30, 2003 and December 31, 2002, respectively, an increase of $505.8.

Cash provided by operating activities in the first nine months of 2003 was $1,009.9, compared to $1,250.7 in the first nine months of 2002. The decrease for the first nine months of 2003 compared to the first nine months of 2002 was primarily attributable to decreased collections of accounts and notes receivable due to lower accounts and notes receivable balances, an increase in inventories due to our Symmetrix product transition, and a $107.4 contribution to fund a portion of the Data General pension plan liability. These uses of cash were partially offset by a $209.5 federal income tax refund and an increase in deferred revenues associated with a greater volume of software and hardware maintenance contracts and professional services engagements.

Cash used for investing activities was $1,016.5 in the first nine months of 2003, compared to $1,433.5 in the first nine months of 2002. Capital additions were $266.5 and $305.4 in the first nine months of 2003 and 2002, respectively. The decrease in capital additions resulted from our cost containment measures. The reduction in capital additions contributed to a decline in depreciation and amortization expense. Depreciation and amortization expense declined from $496.5 for the nine months ended September 30, 2002 to $389.9 for the nine months ended September 30, 2003. Net purchases and maturities of investments, consisting primarily of debt securities, were $625.3 and $1,007.7 in the first nine months of 2003 and 2002, respectively.

Cash used for financing activities was $73.9 in the first nine months of 2003, compared to $200.6 in the first nine months of 2002. During the first nine months of 2003, we repurchased 9.4 million shares of our common stock, par value $.01 per share (“Common Stock”), at a cost of $99.4. During the first nine months of 2002, we repurchased 29.9 million shares of Common Stock, at a cost of $243.1. As of September 30, 2003, we had repurchased 60.0 million of the 300.0 million shares of Common Stock authorized for repurchase by our Board of Directors. From time to time, we enter into Rule 10b5-1 plans to facilitate our share repurchases. Partially offsetting these uses of cash was the generation of $48.8 for the nine months ended September 30, 2003 and $54.9 for the nine months ended September 30, 2002, from the exercise of stock options. For the nine months

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

ended September 30, 2003, we had net reductions in short and long-term obligations of $23.2 compared to $12.4 for the nine months ended September 30, 2002.

We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any estimated exposure. We also lend certain fixed income securities to generate investment income. During the first nine months of 2003, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At September 30, 2003, there were no outstanding securities lending transactions.

We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line requires us to borrow in Brazilian currency. As of September 30, 2003, we had no borrowings outstanding on either line of credit. The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of September 30, 2003, we were in compliance with the covenants.

In July 2003, we entered into a definitive agreement to acquire all of the outstanding common stock of LEGATO, in a stock transaction valued at approximately $1,300.0. LEGATO develops, markets, and supports storage software products and services worldwide. Under the terms of the agreement, LEGATO stockholders will receive 0.9 of a share of Common Stock for each share of LEGATO common stock. The acquisition was completed in October 2003.

In October 2003, we entered into a definitive agreement to acquire all of the outstanding common stock of Documentum, Inc. (“Documentum”) in a stock transaction valued at approximately $1,700.0. Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data. Under the terms of the agreement, Documentum stockholders will receive 2.175 shares of Common Stock for each share of Documentum common stock. The acquisition is subject to customary closing conditions, including Documentum’s stockholder and regulatory approvals, and is expected to be completed in the fourth quarter of 2003 or the first quarter of 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to uncertainties and risks. This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results and actual results could differ materially from those projected in any forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

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

Our revenue and profitability depend on the overall demand for information storage systems, software and services, particularly in the product segments in which we compete. We have experienced a decrease in demand for our information storage products as customers have delayed or reduced their information technology expenditures. Further delays or reductions in information technology spending, domestically or internationally, could continue to materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions, including our recent acquisition of LEGATO in October 2003 as well as our recently announced plan to acquire Documentum, are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

•	the effect of the acquisition on our financial and strategic position and reputation

•	the failure of an acquired business to further our strategies

•	the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies and other synergies

•	the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies’ sites

•	the potential impairment of acquired assets

•	the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

•	the diversion of our management’s attention from other business concerns

•	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers

•	the potential loss of key employees of the acquired company

•	the potential incompatibility of business cultures

These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our Common Stock or other rights to purchase Common Stock in connection with any future acquisition, existing stockholders may experience dilution and our earnings per share may decrease.

In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction (such as Documentum). Further, the risks described above may be exacerbated as a result of managing the acquisitions of multiple acquisitions at the same time.

We also seek to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

We may be unable to keep pace with rapid industry, technological and market changes.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the storage industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits.

Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include the difficulty in forecasting customer preferences or demand accurately, the inability to expand production capacity to meet demand for new products, the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive obsolete supply of inventory, and delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for extended periods of time. Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations or financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Companies may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products, and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. In addition, as we continue to increase our software and services businesses, we may face new competitive challenges.

We may have difficulty managing operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	retaining and hiring, as required, the appropriate number of qualified employees

•	enhancing, as appropriate, our infrastructure, including but not limited to, our information systems

•	accurately forecasting revenues

•	transitioning our sales force to sell more software and services

•	successfully integrating new acquisitions

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands

•	controlling expenses

•	managing our manufacturing capacity, real estate facilities and other assets

•	executing on our plans

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Credit Risk

We place our temporary cash investments and short and long-term investments primarily in investment grade instruments and limit the amount of investment in any one issuer. During the third quarter of 2003, we purchased bank loans. The bank loans have a senior position to other debt. We believe this investment strategy more effectively manages our exposure to interest rate risks and diversifies our investment portfolio. Bank loan yields are floating rate, which significantly reduce our interest rate risk. As of September 30, 2003, bank loans represent 5% of our temporary cash and cash equivalents and short and long-term investments.

We employ a variance/covariance model to calculate value-at-risk for our bank loan portfolios. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the bank-loan portfolios was $0.3 million as of September 30, 2003. The average, high and low value-at-risk amount for the third quarter of 2003 was $0.3 million.

For additional quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 18, 2003. Other than as discussed above, our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

On September 30, 2002, EMC filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts. The complaint alleged that certain HP products infringe six EMC patents. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, the parties filed a joint motion to dismiss the suit without prejudice, and thereafter, the suit was dismissed by the court.

We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

See index to Exhibits on page 37 of this report.

(b) Reports on Form 8-K

On July 8, 2003, we filed a Current Report on Form 8-K, reporting under Item 5 the announcement of the execution of an Agreement and Plan of Merger dated as of July 7, 2003 by and among EMC, Eclipse Merger Corporation and LEGATO Systems, Inc.

On July 8, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our preliminary financial results for the quarter ended June 30, 2003.

On July 16, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: October 31, 2003	By:	/s/ WILLIAM J. TEUBER, JR.
William J. Teuber, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of July 7, 2003 by and among EMC Corporation, Eclipse Merger Corporation and LEGATO Systems, Inc. (1)

2.2	Agreement and Plan of Merger dated as of October 13, 2003 by and among EMC Corporation, Elite Merger Corporation and Documentum, Inc. (2)

3.1	Restated Articles of Organization of EMC Corporation, as amended. (3)

3.2	Amended and Restated By-laws of EMC Corporation. (4)

4.1	Form of Stock Certificate. (5)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed on July 8, 2003 (No. 033-03656)

(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed on October 13, 2003 (No. 033-03656)

(3)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988

(No. 0-14367).