Form 10-K
period 2003-12-31
EMC CORP
filed 2004-03-02
CIK 790070

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003	Commission File Number 1-9853

EMC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification Number)

176 South Street
Hopkinton, Massachusetts 01748
(Address of principal executive offices, including zip code)

(508) 435-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, par value $.01 per share	Name of Each Exchange on Which Registered: New York Stock Exchange

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

        The aggregate market value of voting stock held by non-affiliates of the registrant was $22,900,069,174 based upon the closing price on the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003).

        The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2004 was 2,418,445,555.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding the following for 2004: our expected revenues, gross margin percentages, research and development expenses and selling, general and administrative expenses as a percentage of revenues, investment income, income tax rate and depreciation and amortization expenses. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "intends," "expects," "intends," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors That May Affect Future Results." We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1.    BUSINESS

General

        EMC Corporation and its subsidiaries design, manufacture, market and support a wide range of networked storage products and information storage and management software that are designed to enable organizations of all sizes to extract the maximum value from their information, at the lowest total cost, across every point in the information lifecycle. We also offer extensive services for information storage and management. Our strategy and vision is to focus on the management of information across its entire lifecycle from creation and use to archive and disposal. By doing so, we help customers improve the utilization of their information technology (IT) assets, simplify and automate the management of their information, provide cost-effective business continuity and ensure easier compliance with government and industry regulations and corporate governance requirements. Our best-of-breed technology and depth of services expertise are focused on helping customers implement information lifecycle management.

        The customers for our products are located worldwide and represent a cross-section of industries and government agencies. Our customers use our products and services in conjunction with a variety of computing platforms, storage systems and software applications that support key business processes, including transaction processing, enterprise resource planning, customer relationship management, data warehousing, electronic commerce, content management, business intelligence and web hosting. Our products enable them to consolidate, network and generate value from their digital information across heterogeneous storage systems, switches, hubs, servers and software.

        We believe that our products and services enable our customers to realize higher returns on information and achieve competitive advantages.

        We were incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

Products and Offerings

        Our principal segments consist of information storage products, Documentum products and services, LEGATO products and services and information storage services. We established our

Documentum and LEGATO products and services segments in 2003 as a result of our acquisitions of LEGATO Systems, Inc. ("LEGATO") in October 2003 and Documentum, Inc. ("Documentum") in December 2003.

Information Storage Products Segment

        Information storage products are comprised of information storage systems and information storage software.

  Information Storage Systems

    •
    Introduction

        We offer a wide range of information storage systems to meet the specific needs of our customers in terms of performance, functionality, availability and cost, whether in a Storage Area Network (SAN), Networked Attached Storage (NAS), Content Address Storage (CAS) or direct attached storage environment. Our product portfolio ranges from the CLARiiON CX300 up to the Symmetrix DMX3000. At their respective price points, we believe that our networked information storage systems offer the highest levels of functionality, performance and availability in the information storage market.

    •
    CLARiiON Systems

        Our CLARiiON family of networked storage systems is based on a modular design, providing for flexible levels of functionality, performance and availability. In 2003, we began to offer these systems with integrated ATA and Fibre Channel disk drives. Through the integration of both Fibre Channel and ATA drives, our CLARiiON networked storage systems give customers more choices, enabling them to meet differing performance requirements at varying price points. It also enables them to bring more of their offline, tape-based data online to improve accessibility and extend its useful life.

        In February 2004, we introduced a complete new line of our CLARiiON CX series, including the CLARiiON CX300, CX500 and CX700. These systems offer customers higher performance at the same price as previous CLARiiON models and new, cost-effective replication options.

        Our operating software for CLARiiON is FLARE, which provides capabilities for managing, protecting and replicating information while improving total system availability within the CLARiiON environment. We intend to continue to enhance our CLARiiON family of systems with additional features and capabilities.

    •
    Symmetrix Systems

        In 2003, we introduced a complete new line of Symmetrix systems, the Symmetrix DMX series. The Symmetrix DMX series is based upon our Direct Matrix Architecture that enables us to significantly and cost-effectively increase performance, availability and functionality. All of our Symmetrix DMX systems operate in conjunction with our multi-platform storage management and infrastructure software products. The Symmetrix DMX series includes:

      •
      the Symmetrix DMX800, a modular high-end storage model, which enables customers to purchase Symmetrix storage capabilities in smaller increments and deploy the systems outside data centers, thereby reducing acquisition costs, environmental costs and total cost of ownership; and

      •
      the Symmetrix DMX1000, 2000 and 3000, models designed for customers with demanding high performance, high functionality and high capacity consolidation requirements.

        In February 2004, we introduced Symmetrix DMX-2 technology for our 1000, 2000 and 3000 models, which offers customers up to 30% more performance than identically configured Symmetrix DMX systems.

        Our operating software for Symmetrix is Enginuity, which delivers advanced functionality in areas such as performance management; data integrity; system availability; security; and information protection, replication and sharing within the Symmetrix environment. We intend to continue to enhance our Symmetrix family of systems with additional features and capabilities.

    •
    NetWin and Celerra Systems – Networked Attached Storage Products

        We offer a range of products designed specifically for the NAS environment, including:

      •
      the NetWin 200 system, our entry-level NAS offering, which we introduced in 2003. Our NetWin 200 is the first in a new family of Microsoft Windows-powered NAS products. Our NetWin 200 combines the Microsoft Windows Storage Server 2003 with certain of our CLARiiON CX systems. NetWin 200 is used by those customers operating predominantly in a Microsoft Windows environment who require NAS functionality, enabling them to more cost-effectively manage, share and protect business-critical data;

      •
      the Celerra NS (Network Server), our mid-tier NAS offering, which is integrated in a single enclosure with a CLARiiON storage system. In October 2003, we introduced three new Celerra NS models, the Celerra NS600G, NS600GS and the NS600S, and in February 2004, we introduced two new Celerra NS models, the Celerra NS700G and NS700; and

      •
      the Celerra CNS (Clustered Network Server) series, our high-end NAS offering, which serves as a front-end NAS connection for an externally attached Symmetrix or CLARiiON storage system. In February 2004, we introduced the Celerra CNS 514 Data Mover, offering customers improved performance.

        Our Celerra products allow users of an Internet Protocol (IP) network to store, access and update files. Our operating software for Celerra is Data Access in Real Time (DART), designed exclusively for high performance network files access.

        We intend to continue to enhance our NetWin and Celerra families of systems with additional features and capabilities.

    •
    Centera Systems – Content Addressed Storage Products

        We offer the Centera CAS product to meet the requirements of "fixed content." We define fixed content as information whose value lies in part on its unchanging nature, such as digital x-rays and other medical records, movies, check images and e-mail correspondence. Our operating software for Centera, CentraStar, incorporates content addressing intelligence that calculates a unique address derived from the content of every stored object. Centera eliminates the need for applications to be aware of the physical location of information, regardless of scale, from single-digit terabytes to petabytes, thereby simplifying the task of having applications access and manage huge numbers of objects. Centera ensures verifiable accuracy of the content for data integrity, authentication and other purposes.

        In April 2003, we introduced a new specialized CAS solution, the Centera Compliance Edition (CE), which provides secure, online storage optimized for long-term retention and instant retrieval of regulated digital assets. Features of Centera CE include retention enforcement, enhanced disposition or "shredding," and application access security.

        In February 2004, we introduced enhancements to Centera, including mainframe connectivity and improved performance and data replication speeds.

        Centera is integrated by third parties with their applications and generally sold as part of a joint solution. As of December 31, 2003, we had more than 250 partners in the Centera developers program and more than 90 applications available to be used with Centera.

        We intend to continue to enhance and improve our Centera system with additional features and capabilities, as well as add new partners to expand the number of applications integrated with Centera.

    •
    Connectrix Systems – Storage Area Network Products

        Our Connectrix family includes high-end directors as well as departmental switches. These Fibre Channel-based systems significantly increase the connectivity between servers and storage systems in a SAN and provide the ability to centralize monitoring and control of information in a SAN. Our Connectrix family of directors and switches are manufactured for us by third-party original equipment manufacturers ("OEMs").

        We intend to continue to enhance our Connectrix family of switches and directors with additional features and capabilities.

    •
    Information Storage Systems Revenue

        Revenue from information storage systems represented approximately 53%, 55% and 61% of revenues in 2003, 2002 and 2001, respectively.

  Information Storage Software

        We offer highly innovative software that provides customers with superior information management, sharing and protection capabilities. Our information storage software includes:

      •
      platform-based software; and

      •
      multi-platform storage management and infrastructure software.

    •
    Platform-based Software

        Our platform-based software generally controls and enables functions that take place within the EMC system, such as replication, optimization and data movement. Examples of such software include TimeFinder, Symmetrix Remote Data Facility (SRDF), Navisphere, SnapView, MirrorView and Symmetrix Optimizer. In 2003, we introduced:

      •
      SAN Copy, which enables customers to centrally manage the movement and replication of data between CLARiiON and other EMC and third-party systems;

      •
      SRDF-A, which allows customers to maintain a recoverable and restartable remote copy of data at all times, at any distance and without any host application impact; and

      •
      EMC Snap, space-saving replication software for high-end storage.

        We are the leading supplier of platform-based software in areas such as local and remote replication, which customers use to protect and share data. We intend to continue to enhance our platform-based software with additional features and capabilities.

    •
    Multi-platform Storage Management and Infrastructure Software

        Our multi-platform storage software strategy focuses on the automation, simplification and openness of heterogeneous storage software infrastructures. Our multi-platform storage management and infrastructure software provides management and other capabilities for multi-vendor storage infrastructures. These products, which are designed to operate either with or without EMC storage systems, include:

      •
      Storage management software, which simplifies, automates and manages the provisioning, monitoring, optimization and measurement of multi-vendor storage resources. During 2003, we introduced additions to our ControlCenter family of storage management software, including new VisualSRM and VisualSAN software for small-and medium-sized organizations; and

      •
      Storage infrastructure software, which enables information mobility, device failover and workload balancing in an application-transparent manner. During 2003, we introduced a new version of our PowerPath infrastructure services software, including the addition of integrated volume management, multi-vendor array support and application availability features (such as non-disruptive upgrades).

        We intend to continue to enhance our multi-platform storage management and infrastructure software with additional features and capabilities, introduce new multi-platform storage management and infrastructure software products and broaden the scope of our multi-platform storage management and infrastructure software products to manage additional non-EMC products.

    •
    Interoperability

        We actively participate in the development of standards through our work with and support for the Storage Network Industry Association (SNIA) and other organizations. In 2003, through our work with SNIA, we performed the underlying work to make all of our information storage products compliant with the emerging Storage Management Initiative specifications.

        We also exchange technology and application programming interfaces (APIs) with other companies to improve heterogeneous management of storage and networked resources in a networked storage environment. In 2003, we agreed to exchange APIs with IBM Corporation, Veritas Software Corporation and Hitachi, Ltd.

        Through our multi-year investments in interoperability testing capabilities, open standards, software APIs and cooperative service agreements, we believe that we lead the industry in delivering multi-platform, dependable storage solutions for customers.

    •
    Information Storage Software Revenue

        Revenues from information storage software represented approximately 22%, 23% and 22% of revenues in 2003, 2002 and 2001, respectively. Our information storage software revenues exclude revenue from our Documentum and LEGATO products and services segments.

Documentum Products and Services Segment

        Our Documentum products and services segment includes multi-platform software and services sold by Documentum, a division of EMC. Documentum's enterprise content management software enables organizations to proactively and collaboratively manage their unstructured content, from documents, records and e-mail, to web pages, graphics and audio/video files. Documentum's software and services help companies manage all enterprise content in one tightly integrated system, including new services for collaboration, enterprise report management, scanning/imaging and records management. Documentum's primary products include Enterprise Content Management (ECM) Platform, Collaboration, Web Content Management, Content Management for Portals, Enterprise Document Management, Digital Asset Management, Enterprise Records Management, Compliance and eRoom Enterprise.

        We intend to continue to enhance our software products in this segment with additional features and capabilities and introduce new software products.

    •
    Documentum Products and Services Revenue

        Revenues from Documentum products and services represented less than 1% of revenues in 2003. We established this segment as a result of our acquisition of Documentum in December 2003.

LEGATO Products and Services Segment

        Our LEGATO products and services segment includes multi-platform software and services sold by LEGATO Software, a division of EMC. LEGATO Software's information protection, automated availability and information access software manage and protect data, assure availability of applications and provide immediate access to information. LEGATO Software's software and services are aimed at helping organizations simplify management and control of information, while enabling business continuity and compliance at the lowest total cost of ownership. LEGATO Software's primary products include NetWorker, DiskXtender, Co-StandbyServer AAdvanced, AAM, RepliStor, ApplicationXtender and EmailXtender.

        We intend to continue to enhance our software products in this segment with additional features and capabilities and introduce new software products.

    •
    LEGATO Products and Services Revenue

        Revenues from LEGATO products and services represented approximately 1% of revenues in 2003. We established this segment as a result of our acquisition of LEGATO in October 2003.

Information Storage Services Segment

        Our Services organization includes Technology Solutions, Customer Service and Customer Education, to help customers plan, build and manage an integrated IT infrastructure to more cost-effectively manage and protect their information throughout its lifecycle. With a worldwide staff of approximately 7,000 professionals, EMC Services, together with our global Authorized Services Network partners, provide consulting, assessments, implementations, integration, operations management, day-to-day support, maintenance, education and training to our customers.

    •
    Technology Solutions

        Our Technology Solutions organization provides a full range of storage services designed to help organizations simplify and manage their information assets. It includes our Information Solutions Consulting (ISC) organization, which provides a full range of storage consulting services. Areas of focus include networked storage, storage management and strategy, data migration, business continuity and project management. Our consultants, technology experts and Authorized Service Network partners deliver to customers operational, financial and business impact analyses, and design, integrate and implement information storage infrastructures.

    •
    Customer Service

        Our Customer Service organization supports our information lifecycle management solutions at worldwide customer sites 24 hours a day, seven days a week, 365 days a year. This is delivered through a combination of remote and onsite service, direct through us and our global Authorized Services Network partners. Automated remote support features designed into our information storage systems enable Customer Service personnel to continuously monitor, diagnose and resolve issues, wherever the product is located, often without the need for onsite service. Other remote support capabilities are also provided on certain of our software products.

        To ensure that customers with multi-vendor storage network environments receive the highest level of support and the fastest issue resolution possible, we have, as of December 31, 2003, entered into cooperative support agreements with more than 250 vendors, including systems, software and services companies.

    •
    Customer Education

        Our Customer Education organization delivers instruction on our technology, our products and storage management job functions as part of the EMC Proven Professional Certification program. Courses and the certification program are available to our employees, customers, prospects and partners. Training is worldwide in scope and employs e-learning and geographically dispersed classrooms, labs and testing centers.

    •
    Information Storage Services Revenue

        Revenue from information storage services represented approximately 22%, 20% and 14% of revenues in 2003, 2002 and 2001, respectively.

Other Businesses Segment

        Following our acquisition of Data General Corporation in 1999, we sold AViiON server products. In 2001, as part of our restructuring program, we stopped selling such products. However, we continue to support AViiON servers.

        Revenue from other businesses represented approximately 2%, 2% and 4% of revenues in 2003, 2002 and 2001, respectively.

VMware

        In January 2004, we acquired VMware, Inc. ("VMware"), a virtual computing software company. VMware's technology enables multiple operating systems, including Microsoft Windows and Linux, to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption. We expect that our acquisition of VMware will play a key role in our strategy to help customers use virtualization technologies across their heterogeneous IT infrastructure to create a single pool of available storage and computing resources. This "virtual information infrastructure" will enable organizations to dynamically configure and reconfigure their compute and storage environment without any downtime, as their business needs change.

Markets and Distribution Channels

Markets

        During 2003, we focused primarily on the information storage and management markets. These markets consist of both Global 2000 and small and medium-sized businesses.

Distribution Channels

        We market our products through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many distributors, systems integrators, resellers and OEMs in certain areas of the world. These agreements, subject to certain terms and conditions, enable these companies to market and resell certain of our systems and software. In 2003, we expanded our distribution capabilities through both new and enhanced partner and channel relationships. Also in 2003, as a result of our acquisitions of LEGATO and Documentum, we established additional distribution relationships.

Technology Alliances

        We have technology alliances with leading software, networking and services companies. We intend to continue to form additional alliances. Our strategy is to work closely with these and other companies to provide added value to our customers by integrating our solutions with software and networking applications that customers rely on to manage their day-to-day business operations. In 2003, we extended our strategic business and technology partnership with Microsoft Corporation to include integration of Windows storage technologies, new marketing and sales initiatives and new service and support agreements. We also expanded our existing relationship with Cisco Systems, Inc. to deliver next generation SAN switching technology.

Manufacturing and Quality

        Our information storage systems are assembled and tested primarily at our facilities in the United States and Ireland. See "Properties." We work closely with our suppliers to design, assemble and test product components in accordance with production standards and quality controls established by us. Our software products are designed, developed and tested primarily at our facilities in the United States and abroad. The products are tested to meet quality standards established by us.

        We employ a company-wide Total Quality Management and Continuous Improvement philosophy and have adopted Six Sigma and other quality methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships follow the same methodologies. Our manufacturing and test facilities in Massachusetts, North Carolina and Ireland are certified to ISO 9001, the International Standard for quality management systems. We also hold 14 additional certifications worldwide covering ISO 9001, the ISO 14001 Environmental Management System Standard and Support Center Practices (SCP) certification for our customer support centers. These internationally recognized endorsements of ongoing quality management represent the highest levels of certifications available.

Raw Materials

        We purchase many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. Our products utilize industry-standard and semi-custom components and subsystems. Among the most important components that we use are disk drives, high density memory components and power supplies. While such components are generally available, we have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements.

Research and Development

        We continually enhance our existing products and develop new products to meet changing customer requirements. In 2003, 2002 and 2001, our research and development expenses totaled $718.5 million, $781.5 million and $928.7 million, respectively. We support our research and development efforts through state-of-the art development labs worldwide, including in Massachusetts, California, Maryland, North Carolina, Belgium, India and Ireland.

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

Competition

        We compete with many companies in the markets we serve, certain of which offer a broad spectrum of IT products and services and others which offer specific information storage or management products or services. We believe that most of these companies compete based on their market presence, products, services or price. Certain of these companies also compete by offering storage-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share.

        We believe that we have a number of competitive advantages over these companies, including product, distribution and service. We believe the advantages in our products include quality, breadth of offerings, performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership. We believe our advantages in distribution include the world's largest storage-focused direct sales force and our broad network of channel partners. We believe our advantages in service include our ability to provide our customers a full range of expertise before, during and after their purchase of information lifecycle management solutions from us or other storage vendors.

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

        We have been granted or own by assignment approximately 860 patents issued by, and have over 700 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

        We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license certain of our technology to third parties.

Employees

        As of December 31, 2003, we had approximately 20,000 employees worldwide. None of our domestic employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

        We operate in five business segments: information storage products, Documentum products and services, LEGATO products and services, information storage services and other businesses. Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have three primary manufacturing facilities: one in Massachusetts, which manufactures Symmetrix and Celerra systems for the North American markets; one in Ireland, which manufactures Symmetrix, CLARiiON and Celerra systems for markets outside of North America; and one in North Carolina, which manufactures CLARiiON systems for the North American markets and NetWin and Centera systems for worldwide markets. See Note Q to our Consolidated Financial Statements for information about revenues by segment and geographic area.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/about/governance. Copies will also be provided to any stockholder upon written request to EMC Corporation, Investor Relations, 176 South Street, Hopkinton, MA 01748 or by contacting EMC Investor Relations at 508-293-6313. None of the information posted on our website is incorporated by reference into this Annual Report.

ITEM 2.    PROPERTIES

        As of December 31, 2003, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use
Hopkinton, MA	owned: leased:	1,832,500 299,900	executive and administrative offices, research and development, customer service and sales

Franklin, MA	owned: leased:	938,600 97,000	manufacturing

Milford, MA	owned: leased:	53,200 255,000	customer service and research and development

Southborough, MA	owned:	551,800	research and development and customer service

Westborough, MA	owned: leased:	285,700 740,000	research and development, sales and administrative offices

Apex, NC	owned:	387,900	manufacturing

Research Triangle Park, NC	owned:	170,900	research and development and customer service

Other North American locations	leased:	2,926,300	sales, customer service and research and development

Asia Pacific region	leased:	439,700	sales, customer service and research and development

Cork, Ireland	owned: leased:	555,600 29,000	manufacturing, customer service, research and development and administrative offices

Europe, Middle East and Africa (excluding Cork, Ireland)	leased:	892,600	sales, customer service and research and development

Latin American region	leased:	68,700	sales and customer service

* Of the total square feet owned and leased, approximately 2,300,000 square feet was vacant and 517,000 square feet was leased or subleased to non-EMC businesses.

        We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note M to our Consolidated Financial Statements.

        The portion of our business utilizing our manufacturing facilities is reported in our information storage products segment. All segments of our business generally utilize our other facilities.

ITEM 3.    LEGAL PROCEEDINGS

        On September 30, 2002, Hewlett-Packard Company ("HP") filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP's claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

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

        We are a party (either as plaintiff or defendant) to various other patent litigation matters, including certain matters which we assumed in connection with our acquisitions of LEGATO and VMware.

        We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our stockholders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Position
Michael C. Ruettgers	61	Chairman of the Board of Directors
Joseph M. Tucci	56	President, Chief Executive Officer and Director
David G. DeWalt	39	Executive Vice President and President of Documentum Division
David A. Donatelli	38	Executive Vice President, Storage Platforms Operations
Howard D. Elias	47	Executive Vice President, Corporate Marketing and Office of Technology
David I. Goulden	44	Executive Vice President, Customer Solutions and Marketing and New Business Development
Frank M. Hauck	44	Executive Vice President, Customer Operations
Mark S. Lewis	41	Executive Vice President, Open Software Operations
Erez Ofer	41	Executive Vice President, Technology Strategy
William J. Teuber, Jr.	52	Executive Vice President and Chief Financial Officer
David B. Wright	54	Executive Vice President and President of LEGATO Software Division
Paul T. Dacier	46	Senior Vice President and General Counsel

        Michael C. Ruettgers has been our Chairman of the Board of Directors since January 2004 and has been a Director since May 1992. From January 2001 to December 2003, Mr. Ruettgers served as Executive Chairman of the Board of Directors. Mr. Ruettgers served as our Chief Executive Officer from January 1992 to January 2001, President from January 1990 to January 2000, Chief Operating Officer from October 1989 to January 1990 and as Executive Vice President, Operations, from July 1988 to October 1989. Mr. Ruettgers is also a director of Raytheon Company, a global technology and electronics company.

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

        David G. DeWalt has been our Executive Vice President and President of our Documentum Division since December 2003. Prior to joining EMC, Mr. DeWalt served as President and Chief Executive Officer of Documentum, Inc. from July 2001 to December 2003, Executive Vice President and Chief Operating Officer, from October 2000 to July 2001 and Executive Vice President and General Manager, eBusiness Unit, from August 1999 to October 2000. Prior to joining Documentum in 1999, Mr. DeWalt was the Founding Principal and Vice President of Eventus Software, a web content software company, from August 1997 to December 1998. Following Eventus' 1998 acquisition by Segue Software, an e-business software company, Mr. DeWalt served as Vice President, North American sales for Segue.

        David A. Donatelli has been our Executive Vice President, Storage Platforms Operations, since November 2001. Mr. Donatelli served as Senior Vice President, Corporate Marketing and New Business Development, from April 2001 to November 2001, Senior Vice President, New Business Development, from February 2000 to April 2001 and as Vice President, New Business Development,

from April 1999 to February 2000. He has also held a number of other executive positions since he joined EMC in 1987, including serving as Vice President, General Manager of our EDM business from September 1996 to April 1999 and as Vice President of Global Alliances from February 1996 to November 1998.

        Howard D. Elias has been our Executive Vice President, Corporate Marketing and Office of Technology since November 2003. Prior to joining EMC as Executive Vice President, New Ventures, in October 2003, Mr. Elias served as Senior Vice President of Business Management and Operations in the Enterprise Systems Group at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, from May 2003 to August 2003 and Senior Vice President and General Manager of Network Storage Solutions from May 2002 to April 2003. Prior to Hewlett-Packard's acquisition of Compaq Computer Corporation, Mr. Elias served as Senior Vice President and General Manager of Compaq's Business Critical Server Group from January 2001 to April 2002. He served as Vice President and General Manager in the Storage Products Division of Compaq from 1998 to 2000.

        David I. Goulden has been our Executive Vice President, Customer Solutions and Marketing and New Business Development since November 2003. Mr. Goulden served as Executive Vice President, Global Marketing and New Business Development from July 2002 to November 2003. Prior to joining EMC, Mr. Goulden served as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific of Getronics N.V., an information technology services company, from April 2000 to July 2002, as President and Chief Operating Officer for the Americas of Getronics from June 1999 to April 2000, and in a number of executive positions at Wang Global, an information technology services company, from September 1990 to June 1999. Getronics acquired Wang Global in June 1999.

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

        Mark S. Lewis has been our Executive Vice President, Open Software Operations, since July 2003. Mr. Lewis served as Executive Vice President, New Ventures and Chief Technology Officer from July 2002 to July 2003. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers. Prior to Hewlett-Packard's acquisition of Compaq Computer Corporation, Mr. Lewis served as Vice President and General Manager of Compaq's Enterprise Storage Group from January 2001 to April 2002. Prior to joining Compaq, Mr. Lewis spent fourteen years at Digital Equipment Corporation, where he helped develop the StorageWorks product line.

        Erez Ofer has been our Executive Vice President, Technology Strategy, since July 2003. Mr. Ofer served as Executive Vice President, Open Software Operations, from November 2001 to July 2003, Senior Vice President and Chief Software Architect from June 2000 to November 2001 and as Vice President, Open Systems Development, from September 1998 to June 2000. He also served as Principal Design Engineer from 1995 to September 1998. Mr. Ofer has also held a number of other engineering positions since he joined EMC in 1993.

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

        David B. Wright has been our Executive Vice President and President of our LEGATO Software division since October 2003. Prior to joining EMC, Mr. Wright served as Chairman of the Board of Directors of LEGATO Systems, Inc. from March 2001 to October 2003 and as President and Chief Executive Officer from October 2000 to October 2003. Prior to joining LEGATO in 2000, Mr. Wright spent thirteen years at Amdahl Corporation, where he held a variety of positions, including President and Chief Executive Officer from 1997 to 2000.

        Paul T. Dacier has been our Senior Vice President and General Counsel since February 2000. Mr. Dacier served as Vice President and General Counsel from February 1993 to February 2000 and as General Counsel of EMC from March 1990 to February 1993.

        Our President is elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until such person's successor is elected and qualified.

        EMC2, EMC, AAM, ApplicationXtender, CLARiiON, Celerra, Centera, CentraStar, Connectrix, Co-Standby Server AAdvanced, Direct Matrix Architecture, DiskXtender, DMX, Documentum, EDM, EmailXtender, EMC ControlCenter, EMC Developers Program, EMC Proven, EMC Snap, Enginuity, eRoom, FLARE, LEGATO, MirrorView, Navisphere, NetWin, NetWorker, PowerPath, RepliStor, SAN Copy, SnapView, SRDF, Symmetrix, TimeFinder, VisualSRM and VMware are either registered trademarks or trademarks of EMC Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $.01 per share, trades on the New York Stock Exchange under the symbol EMC.

        The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown.

Fiscal 2003	High	Low
First Quarter	$8.59	$5.98
Second Quarter	11.45	7.20
Third Quarter	13.96	9.61
Fourth Quarter	14.65	12.11
Fiscal 2002	High	Low
First Quarter	$17.97	$10.60
Second Quarter	12.25	5.90
Third Quarter	9.40	4.45
Fourth Quarter	7.70	3.67

        We had 18,011 holders of record of our common stock as of February 20, 2004.

        We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, from time to time, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2003

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2003 – October 31, 2003	2,100,000	$13.11	2,100,000	237,917,700
November 1, 2003 – November 30, 2003	–	–	–	237,917,700
December 1, 2003 – December 31, 2003	–	–	–	237,917,700

Total	2,100,000	$13.11	2,100,000	237,917,700

(1)
All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

EMC Corporation
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001	2000	1999 (1)
Summary of Operations:
Revenues	$6,236,808	$5,438,352	$7,090,633	$8,872,816	$6,715,610
Operating income (loss) (2)	401,157	(493,831)	(697,841)	2,256,903	1,241,094
Net income (loss) (2)	496,108	(118,706)	(507,712)	1,782,075	1,010,570
Net income (loss) per weighted average share, basic (2)(3)	$0.22	$(.05)	$(0.23)	$0.82	$0.49
Net income (loss) per weighted average share, diluted (2)(3)	$0.22	$(.05)	$(0.23)	$0.79	$0.46
Weighted average shares, basic (3)	2,211,544	2,206,294	2,211,273	2,164,180	2,061,101
Weighted average shares, diluted (3)	2,237,656	2,206,294	2,211,273	2,245,203	2,219,065
Balance Sheet Data:
Working capital	$2,140,775	$2,175,598	$2,743,828	$3,986,404	$2,922,481
Total assets	14,092,860	9,590,447	9,889,635	10,537,799	7,064,701
Long-term obligations (4)	132,634	6,963	17,202	14,457	686,609
Stockholders' equity	$10,884,721	$7,226,002	$7,600,820	$8,177,209	$4,951,786

(1)
The selected consolidated financial data for 1999 include the full year effects of the acquisition of Data General on October 12, 1999, which was accounted for as a pooling-of-interests.

(2)
In 2003, we incurred restructuring costs and other special charges totaling approximately $66,000 pre-tax ($56,000 after-tax). All pre-tax amounts were included in operating income. In 2002, we incurred restructuring costs and other special charges totaling approximately $100,000 pre-tax ($82,000 after-tax). The pre-tax amounts consist of $91,000 included in operating loss and $9,000 included in other expense, net. In 2001, we incurred restructuring costs and other special charges totaling approximately $825,000 pre-tax ($675,000 after-tax). The pre-tax amounts consist of $719,000 included in operating loss and $106,000 included in other expense, net. In 1999, we incurred restructuring, merger and other special charges totaling approximately $224,000 pre-tax ($170,000 after-tax). All pre-tax amounts were included in operating income.

(3)
All share and per share amounts have been restated to reflect the stock splits effective May 28, 1999 and June 2, 2000 for all periods presented.

(4)
Includes long-term convertible debt and capital leases, excluding current portion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with "FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 40. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

INTRODUCTION

        We generate revenue through the sale, license and lease of products and services for information lifecycle management. The demand for our products is correlated, in general, to the worldwide economy, and more specifically, to the demand for IT infrastructure. We experienced a decline in demand for our products and services in 2001 and 2002 compared to the late 1990's and 2000. Commencing in 2001, we began to implement programs to reduce costs and to focus our efforts on areas we considered strategic in order to return to profitability. As a result of various initiatives, as well as an increase in demand for IT infrastructure, we returned to profitability in 2003.

        Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software and services to meet customers' demand for information lifecycle management, we will be able to further increase revenues and profitability. In 2003, our operating income was 6.4% of revenue. We believe that by increasing revenues and further controlling costs, we will be able to improve operating income as a percentage of revenue. Our efforts in 2004 will be primarily focused on expanding our portfolio of offerings to satisfy our customers' information lifecycle management requirements. This will include additional investments in research and development and the introduction of new and enhanced product and service offerings, with a goal of increasing our market share. We will focus on improving our gross margins through a combination of providing a more profitable mix of systems, software and services and further leveraging our existing fixed cost component of cost of sales. Additionally, we will further integrate the operations of LEGATO, Documentum and VMware into EMC to streamline operations and reduce costs.

COMPARISON OF FISCAL 2003 AND 2002

        The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.

	Year Ended December 31,
	2003	2002
Total revenue	100.0%	100.0%
Cost and expenses
Cost of sales	54.4	61.0
Research and development	11.5	14.4
Selling, general and administrative	26.6	30.9
Restructuring and other special charges	1.1	2.8

Operating income (loss)	6.4	(9.1)
Investment income, interest expense and other expense, net	2.7	3.6

Income (loss) before income taxes	9.2	(5.5)
Provision for (benefit from) income taxes	1.2	(3.3)

Net income (loss)	8.0%	(2.2)%

Revenues

        The following table presents revenue by our segments:

	2003	2002	$ Change	% Change
Information storage products	$4,658.3	$4,218.4	$439.9	10%
Information storage services	1,371.0	1,078.4	292.6	27
Documentum products and services	30.7	–	30.7	–
LEGATO products and services	77.3	–	77.3	–
Other businesses	99.5	141.6	(42.1)	30

Total revenues	$6,236.8	$5,438.4	$798.4	15%

        Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $3,314.7 and $2,985.3 in 2003 and 2002, respectively, representing an increase of $329.4, or 11%. The increase was due to greater demand for these products attributable to a broadened product portfolio as well as increased demand throughout the year for IT infrastructure, partially offset by price declines. Information storage software revenues were $1,343.6 and $1,233.1 in 2003 and 2002, respectively, representing an increase of $110.5, or 9%. Information storage software revenue includes platform-based software revenue and multi-platform storage management and infrastructure software revenue. The increase in information storage software revenue was attributable to an expanded product offering and greater demand for software to manage increasingly complex networked storage environments.

        Information storage services revenues increased due to increased demand for software and hardware maintenance contracts. Additionally, increased demand for professional services, largely to support and implement automated networked storage solutions, contributed to the increase. Software and hardware maintenance accounted for 54.4% of total information storage services revenues in 2003 compared to 50.0% in 2002. Professional services accounted for 45.6% of total information storage services revenues in 2003 compared to 50.0% in 2002.

        Our Documentum and LEGATO products and services segments were established as a result of the acquisitions of LEGATO in October 2003 and Documentum in December 2003. Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data. From the date of acquisition (December 19, 2003) to December 31, 2003, Documentum product and services revenues were $30.7. LEGATO develops, markets and supports software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management. From the date of acquisition (October 21, 2003) to December 31, 2003, LEGATO product and services revenues were $77.3.

        Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.

        Revenues on sales into the North American markets were $3,740.7 and $3,225.4 in 2003 and 2002, respectively, representing an increase of $515.3, or 16%. Revenues on sales into the European, Middle East and African markets were $1,645.1 and $1,327.8 in 2003 and 2002, respectively, representing an increase of $317.3, or 24%. Revenues on sales into the Asia Pacific markets were $709.4 and $769.8 in 2003 and 2002, respectively, representing a decrease of $60.4, or 8%. Revenues on sales into the Latin American markets were $141.7 and $115.4 in 2003 and 2002, respectively, representing an increase of $26.3, or 23%.

        The increase in revenues in 2003 compared to 2002 in the North American, European, Middle East, African and Latin American markets was attributable to greater demand for our products and services. Also contributing to the increase were new and enhanced distribution channels in all markets, broadened product offerings, favorable foreign currency exchange rates and revenue generated in the fourth quarter of 2003 from the acquisitions of Documentum and LEGATO. The decrease in revenue in 2003 compared to 2002 in the Asia Pacific markets was due to several large non-recurring customer orders received in 2002.

        Changes in exchange rates in 2003 compared to 2002 positively impacted revenues by approximately 3.7%. The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

        At the time of sale, we provide for the potential returns of products as a reduction of revenue. We estimate the amount of returns based upon our historical experience, specific identification of probable returns and current market and economic conditions. In 2003, we reduced our provision for potential sales returns resulting in a benefit of $19.4. Our provision for sales returns was $158.6 in 2002. The decrease in the provision for sales returns in 2003 compared to 2002 was attributable to improved economic conditions, a reduction in the level of actual returns and lower than expected sales returns for 2003 compared to 2002.

        We expect revenues for 2004 to slightly exceed $7,800; however, our revenues could be negatively impacted by a variety of factors, including the economy, demand for IT infrastructure and competitive factors.

Costs and expenses

        The following table presents our costs and expenses and net income (loss). Certain columns may not add due to rounding.

	2003	2002	$ Change	% Change
Cost of revenue:
Information storage products	$2,656.2	$2,614.1	$42.1	2%
Information storage services	671.0	629.1	41.9	7
Documentum products and services	4.3	–	4.3	*
LEGATO products and services	17.3	–	17.3	*
Other businesses	46.0	76.3	(30.3)	40

Total cost of revenue	3,394.8	3,319.5	75.3	2%

Gross margins:
Information storage products	2,002.1	1,604.3	397.8	25%
Information storage services	700.0	449.3	250.7	56
Documentum products and services	26.4	–	26.4	*
LEGATO products and services	60.0	–	60.0	*
Other businesses	53.5	65.3	(11.8)	18

Total gross margin	2,842.1	2,118.8	723.3	34%
Operating expenses:
Research and development	718.5	781.5	(63.0)	8
Selling, general and administrative	1,656.2	1,680.8	(24.6)	2
Restructuring and other special charges	66.3	150.4	(84.1)	56

Total operating expenses	2,440.9	2,612.7	(171.7)	7

Operating income (loss)	401.2	(493.8)	895.0	*
Investment income, interest expense and other expenses, net	169.9	197.3	(27.4)	14

Income (loss) before income taxes	571.0	(296.5)	867.5	*
Provision for (benefit from) income taxes	74.9	(177.8)	252.7	*

Net income (loss)	$496.1	$(118.7)	$614.8	*

* Not Measurable

  •
  Gross Margins

        Information storage products gross margins were 43.0% and 38.0% in 2003 and 2002, respectively. The increase in the gross margin percentage in 2003 compared to 2002 was attributable to increased sales volume and a lower fixed cost component of cost of sales due to cost reduction effects. The gross margin percentage for 2002 was favorably impacted by $61.6, or 1.5%, resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001.

        The gross margin percentage for information storage services increased to 51.1% in 2003 compared to 41.7% in 2002. The increase in the gross margin percentage was primarily attributable to a greater proportion of revenues derived from the sale of software and hardware maintenance contracts compared to professional services revenues. Maintenance revenues provide a higher margin than professional services revenues.

        The gross margin percentage for the Documentum products and services segment was 86.1% in 2003. As a result of this acquisition closing near the end of December 2003, the mix of products and services revenue was not representative of its revenue mix for an entire fiscal year. We expect this segment to achieve gross margins of approximately 70.0% in 2004; however, the percentage will be impacted by the mix of software licenses versus services revenues.

        The gross margin percentage for the LEGATO products and services segment was 77.7% in 2003. We expect this segment to achieve comparable margins in 2004; however, the percentage will be impacted by the mix of software licenses versus services revenues.

        The gross margin percentages for other businesses were 53.7% and 46.1% in 2003 and 2002, respectively. The increase in the gross margin percentage in 2003 compared to 2002 resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

        Our overall gross margin percentage was 45.6% in 2003 compared to 39.0% in 2002. We anticipate our overall gross margin percentage will improve in 2004 compared to 2003, expecting it to slightly exceed 50% at some point prior to the fourth quarter of 2004. However, if sales volumes do not increase, software revenue as a percent of total revenue does not increase or competitive pricing pressures increase, gross margins may be negatively impacted in 2004.

  •
  Research and Development

        As a percentage of revenues, research and development ("R&D") expenses were 11.5% and 14.4% in 2003 and 2002, respectively. In addition, we spent $113.4 and $126.7 in 2003 and 2002, respectively, on software development, which costs were capitalized. The decline in R&D expenses was attributable to our cost cutting initiatives. R&D spending includes enhancements to our software and information storage systems. We expect the amount of R&D spending to be higher in 2004 compared to 2003, primarily due to the R&D spending of LEGATO, Documentum and VMware. For 2004, we expect R&D expenses, as a percentage of revenues, to be approximately 12.0%. This percentage may vary, however, depending primarily on our 2004 revenues.

  •
  Selling, General and Administrative

        As a percentage of revenues, selling, general and administrative ("SG&A") expenses were 26.6% and 30.9% in 2003 and 2002, respectively. The decrease in the percentage was primarily attributable to increased revenues in 2003 compared to 2002. The decrease in SG&A expenses was primarily due to savings associated with our cost cutting initiatives and a reduction in bad debt expense. Partially offsetting these declines were additional costs incurred from the LEGATO and Documentum acquisitions. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts and notes receivable that will not be collected. The allowance is based upon the credit-worthiness of our customers, our historical experience, the age of our receivables and current market and economic conditions. The provision for bad debts was $1.8 in 2003 and $35.2 in 2002. The decrease in the provision in 2003 compared to 2002 was due to the improvement in our collection experience and expected collection rate of our outstanding accounts and notes receivable balance. Our quarterly average days sales outstanding decreased from 63 days in 2002 to 47 days in 2003. We expect the overall level of SG&A spending to be higher in 2004 compared to 2003, primarily due to the increased salary and related costs associated with LEGATO, Documentum and VMware. For 2004, we expect SG&A expenses, as a percentage of revenue, to be in the mid 20% range. This percentage may vary, however, depending primarily on our 2004 revenues.

  •
  Restructuring and Other Special Charges

        During 2003, we recorded restructuring and other special charges, primarily related to the acquisitions of LEGATO and Documentum. In 2002, we implemented a restructuring program to reduce our cost structure and focus our resources on the highest potential growth areas of our business. The restructuring and other special charges were $66.3 and $100.0 in 2003 and 2002, respectively. The 2003 charge consisted of $61.1, associated primarily with the acquisitions consummated in the year and $35.0 of additional restructuring costs associated with the 2002 restructuring program. Partially offsetting these costs in 2003 was a $29.8 reduction in accruals from prior restructuring programs. The reductions resulted from management's decision to utilize a facility for Documentum, LEGATO and certain of our other operations that we had previously vacated. Additionally, we favorably resolved a previously recognized contractual obligation.

        The 2002 charges consisted of $149.8 associated with the 2002 restructuring program and $11.8 of additional restructuring costs associated with our 2001 restructuring program. Offsetting these costs in 2002 was a $61.6 benefit resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001.

        The restructuring and other special charges have been classified within our statement of operations according to their related category. These categories are as follows:

	2003	2002
Cost of sales	$–	$(61.6)
Restructuring and other special charges	66.3	150.4
SG&A expenses	–	2.3
Other expense, net	–	8.9

Total	$66.3	$100.0

        The detail on each of the charges and activity for 2003 and 2002 is explained in the following sections.

    •
    2003 Restructuring Program

        In 2003, we recognized restructuring and other special charges of $61.1, primarily relating to the acquisitions of LEGATO and Documentum. Included in the charges are employee termination benefits, write-off of a duplicative software project and consolidation of excess facilities, which aggregated $31.9. The 2003 restructuring program impacted our information storage products and information storage services segments. The expected cash impact of the charge is $20.8, of which $3.9 was paid in 2003. The restructuring and other special charges also included in-process R&D ("IPR&D") charges of $19.6 and $9.5 associated with the acquisitions of LEGATO and Documentum, respectively.

        The amounts charged against the provision established in 2003 are as follows:

2003 Category	Initial Provision	Utilization During 2003	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$18.6	$(3.9)	$14.7	$–
Asset impairment	10.5	(10.5)	–	10.5
Elimination of excess facilities	2.8	(0.5)	2.3	0.6

Total	$31.9	$(14.9)	$17.0	$11.1

        Worldwide Reduction in Force.    The 2003 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions. Approximately 48% of such employees were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. As of December 31, 2003, approximately 125 employees had been terminated.

        Asset impairment.    As a result of the LEGATO acquisition, we recognized an impairment charge of $10.5 for a duplicative EMC software project. The impairment charge was equal to the amount by which the assets' carrying amount exceeded the present value of its estimated discounted cash flows. The impaired asset is classified within our information storage products segment.

        Elimination of excess facilities.    The 2003 restructuring program included a charge of $2.8 for the elimination of excess office space in the United Kingdom.

    •
    2002 Restructuring Program

        In the fourth quarter of 2002, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which we no longer derive an economic benefit. In addition, we recognized a charge of $8.9 related to disposal of certain fixed assets which is classified within other expense, net, in our statement of operations.

        The amounts charged and adjusted against the provisions established in 2002 are as follows:

2003 Category	Beginning Balance	Additions to the Provision During 2003	Utilization During 2003	Ending Balance
Workforce reduction	$22.1	$24.1	$(39.6)	$6.6
Consolidation of excess facilities	52.6	6.1	(21.5)	37.2
Contractual and other obligations	15.3	1.3	(11.7)	4.9

Total	$90.0	$31.5	$(72.8)	$48.7

2002 Category	Initial Provision	Utilization During 2002	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$44.5	$(22.4)	$22.1	$–
Consolidation of excess facilities	58.0	(5.4)	52.6	5.1
Asset impairment	21.5	(21.5)	–	21.5
Contractual and other obligations	16.9	(1.6)	15.3	–

Total	$140.9	$(50.9)	$90.0	$26.6

        The $24.1 addition to the provision in 2003 for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $6.1 addition to the provision for the consolidation of excess facilities represents the charges for facilities being vacated, offset by the reversal of reserves related to the reactivation of a facility that had previously been vacated. The $1.3 addition to the provision for contractual and other obligations represents incremental costs associated with previously established obligations.

    •
    2001 Restructuring Program

        In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.1. The restructuring charges consisted of $111.5 for employee termination benefits, $104.5 related to the impairment of goodwill, purchased intangibles and other long-lived assets, $158.1 to consolidate excess facilities and $34.5 for other contractual obligations for which we will no longer derive an economic benefit. The other special charges included a provision for excess and obsolete inventory of $310.0 and an other than temporary decline in certain equity investments of $106.6.

        The amounts charged and adjusted against the provisions established in 2001 are as follows:

2003 Category	Beginning Balance	Adjustment to the Provision During 2003	Utilization During 2003	Ending Balance
Other contractual obligations	$3.1	$–	$(2.3)	$0.8
Consolidation of excess facilities	97.3	(10.2)	(26.7)	60.4

Total	$100.4	$(10.2)	$(29.0)	$61.2

2002 Category	Beginning Balance	Adjustment to the Provision During 2002	Utilization During 2002	Ending Balance
Workforce reduction	$48.2	$19.3	$(67.5)	$–
Other contractual obligations	23.7	(7.3)	(13.3)	3.1
Consolidation of excess facilities	127.4	(0.2)	(29.9)	97.3

Total	$199.3	$11.8	$(110.7)	$100.4

        The adjustment to the consolidation of excess facilities in 2003 related to the reactivation of a previously vacated facility. The adjustment to the provision for the workforce reduction in 2002 was primarily attributable to the finalization of severance payments associated with reductions in force in foreign jurisdictions. The adjustment to the provision for other contractual obligations in 2002 resulted from favorable settlements.

        2001 Inventory Provision.    The amounts charged and adjusted against the 2001 established provisions for excess and obsolete inventory are set forth below. The activity is reflected within cost of sales in our statement of operations.

			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2003 Category	Beginning Balance		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$6.3	$(5.4)	$–	$–	$0.9
			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2002 Category	Beginning Balance		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$226.2	$(182.9)	$(37.0)	$–	$6.3
Excess and obsolete purchase obligations	29.3	(4.8)	(20.9)	(3.6)	–

Total	$255.5	$(187.7)	$(57.9)	$(3.6)	$6.3

        Impact of the 2002 and 2001 Restructuring Programs.    The 2002 and 2001 restructuring programs have been completed, although our ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charges is $402.1, of which $101.9 was paid in 2003 and an aggregate of $190.3 was paid in 2002 and 2001. The remaining accrual balances primarily relate to the consolidation of facilities that will be paid over the respective lease terms through 2012.

    •
    Other Restructuring Programs

        During 1999, we recorded a charge of $223.6 relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General. In 1998, we recorded a charge of $135.0 related to a Data General restructuring program and certain asset write-downs resulting from the program. During 2003, the Data General restructuring accrual was reduced by $16.1. The reduction resulted from management's decision to utilize a facility for Documentum, LEGATO and certain of our other operations that we had previously vacated. Additionally, we favorably resolved a previously recognized contractual obligation. As of December 31, 2003, the remaining accrued obligations associated with the 1999 and 1998 charges are $12.3. The amount relates to remaining lease obligations for vacated facilities that will be paid through 2015 and executive severance obligations attributable to the acquisition of Data General.

    •
    Cost Savings from the Restructuring Programs

        The 2003, 2002 and 2001 restructuring programs have reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of December 31, 2003, the annualized costs savings, compared to the cost structure in place as of the end of the second quarter of 2001, is in excess of $1,275.0.

  •
  Investment Income

        Investment income was $187.8 and $256.2 in 2003 and 2002, respectively. Investment income was earned primarily from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in 2003 compared to 2002 because of lower yields on outstanding investment balances and reduced realized gains from the sale of investments. The weighted average return on investments, excluding realized gains, was 2.7% and 3.5% in 2003 and 2002, respectively. Realized gains were $30.5 and $63.0 in 2003 and 2002, respectively. As a result of declining interest rates, we expect our investment income to be lower in 2004 compared to 2003.

  •
  Other Expense, Net

        Other expenses, net were $14.9 and $47.4 in 2003 and 2002, respectively. Other expenses, net decreased due to a reduction in losses on disposal of assets.

  •
  Provision for Income Taxes

        In 2003, we reported pre-tax income of $571.0 resulting in a provision for income taxes of $74.9. In 2002, we reported a pre-tax loss of $296.5 resulting in income tax benefits of $177.8. In 2003, the effective income tax rate was 13.1%. The rate of benefit was 60.0% in 2002. The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For 2003, the effective tax rate varied from the statutory tax rate primarily as a result of the favorable resolution of a series of tax matters which aggregated $80.9 and the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Partially offsetting this benefit were non-deductible IPR&D charges of $29.1 incurred in connection with the acquisitions of LEGATO and Documentum. We did not derive a tax benefit from these charges. For 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters, which aggregated $67.7. Additionally, a reduction in the valuation allowance resulting from the realization of capital loss carryforwards contributed to the favorable rate.

        We expect our income tax rate to be approximately 30.0% in 2004; however, the rate may vary depending upon the income for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits.

COMPARISON OF FISCAL 2002 AND 2001

        The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.

	Year Ended December 31,
	2002	2001
Total revenue	100.0%	100.0%
Cost and expenses
Cost of sales	61.0	59.9
Research and development	14.4	13.1
Selling, general and administrative	30.9	31.2
Restructuring and other special charges	2.8	5.6

Operating loss	(9.1)	(9.8)
Investment income, interest expense and other expense, net	3.6	1.7

Loss before income taxes	(5.5)	(8.1)
Benefit from income taxes	(3.3)	(0.9)

Net loss	(2.2)%	(7.2)%

Revenue

        The following table presents revenue by our segments:

	2002	2001	$ Change	% Change
Information storage products	$4,218.4	$5,867.2	$(1,648.8)	28%
Information storage services	1,078.4	972.3	106.1	11
Other businesses	141.6	251.1	(109.5)	44

Total revenues	$5,438.4	$7,090.6	$(1,652.2)	23%

        Information storage systems revenues were $2,985.3 and $4,307.2 in 2002 and 2001, respectively, representing a decrease of $1,321.9, or 31%. This decrease was primarily due to declining sales volume and increased levels of competition. The global economic slowdown, which commenced in 2001 and continued throughout 2002, led to a reduction in information technology spending. Competitive pricing pressures also had an adverse effect on revenues. Information storage software revenues were $1,233.1 and $1,560.0 in 2002 and 2001, respectively, representing a decrease of $326.9, or 21%. The decrease was also primarily due to declining sales volume caused by the global economic slowdown and increased levels of competition.

        Information storage services revenues increased due to a greater volume of professional services, largely to support and implement automated networked storage solutions. Additionally, the increase was due to a growth in maintenance revenues associated with a greater volume of both software and hardware maintenance contracts.

        Other businesses revenues consist of revenues from AViiON server products and related services. Included in the 2001 amount was revenue from AViiON server products of $48.4. In the third quarter of 2001, we stopped selling AViiON server products. Accordingly, other businesses revenues for the last quarter of 2001 and all of 2002 were comprised only of AViiON services revenues.

        Revenues on sales into the North American markets were $3,225.4 and $4,185.4 in 2002 and 2001, respectively, representing a decrease of $960.0, or 23%. Revenues on sales into the European, Middle East and African markets were $1,327.8 and $1,774.9 in 2002 and 2001, respectively, representing a decrease of $447.1, or 25%. Revenues on sales into the Asia Pacific markets were $769.8 and $893.4 in 2002 and 2001, respectively, representing a decrease of $123.6, or 14%. Revenues on sales into the Latin American markets were $115.4 and $237.0 in 2002 and 2001, respectively, representing a decrease of $121.6, or 51%.

        The decline in revenues in all markets in 2002 was attributable to the global economic slowdown that began in 2001 and continued throughout 2002, which led to a reduction in information technology spending. Increased levels of competition, including competitive pricing pressures, also had an adverse effect on revenues. The decline in the Latin American markets in 2002 was further impacted by the region's political and currency instability.

        Changes in exchange rates in 2002 compared to 2001 did not have a material effect on revenues.

        At the time of sale, we provide for the potential returns of systems as a reduction of revenue. Our provision for sales returns was $158.6 in 2002 and $635.9 in 2001. We estimate the amount of returns based upon our historical experience, specific identification of probable returns and current market and economic conditions. The decrease in the provision for sales returns in 2002 compared to 2001 was attributable to a decline in revenue, a reduction in the level of actual returns and lower than expected sales returns for 2002 compared to 2001.

Costs and expenses

        The following table presents our costs and expenses and net loss. Certain columns may not add due to rounding.

	2002	2001	$ Change	% Change
Cost of revenue:
Information storage products	$2,614.1	$3,489.4	$(875.3)	25%
Information storage services	629.1	599.0	30.1	5
Other businesses	76.3	158.7	(82.4)	52

Total cost of revenue	3,319.5	4,247.0	(927.5)	22

Gross margins:
Information storage products	$1,604.3	$2,377.8	$(773.5)	33
Information storage services	449.3	373.3	76.0	20
Other businesses	65.3	92.4	(27.1)	29

Total gross margin	2,118.8	2,843.6	(724.8)	26

Operating expenses:
Research and development	781.5	928.7	(147.2)	16
Selling, general and administrative	1,680.8	2,214.2	(533.4)	24
Restructuring and other special charges	150.4	398.5	(248.1)	62

Total operating expenses	2,612.7	3,541.4	(928.7)	26

Operating loss	(493.8)	(697.8)	204.0	29
Investment income, interest expense and other expenses, net	197.3	120.8	76.5	63

Loss before income taxes	(296.5)	(577.0)	280.5	49
Benefit from income taxes	(177.8)	(69.3)	(108.5)	157

Net loss	$(118.7)	$(507.7)	$389.0	77%

        In 2001, included in our costs and expenses was goodwill amortization of $52.4. As a result of implementing Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," in 2002, goodwill is no longer amortized.

  •    Gross Margins

        The gross margin percentages for information storage products were 38.0% and 40.5% in 2002 and 2001, respectively. The gross margin percentage for 2001 was negatively impacted by $320.1, or 5.5%, for a provision for excess and obsolete inventory and impaired capitalized software. The gross margin percentage for 2002 was favorably impacted by $61.6, or 1.5%, resulting primarily from the sale of previously identified obsolete inventory for which a full reserve had been established. The decline in the gross margin percentage in 2002 compared to 2001 was primarily attributable to the reduction in revenues resulting from lower sales volume, which caused fixed overhead costs to be absorbed over a lower sales base. In addition, lower average selling prices due to competitive pricing contributed to the decline. Partially offsetting this decline were reductions in our fixed overhead costs resulting from measures we took to reduce costs which were initiated in the second half of 2001. Additionally, the 2002 gross margin percentage was favorably impacted as a result of implementing FAS No. 142.

        The gross margin percentage for information storage services increased to 41.7% in 2002 compared to 38.4% in 2001. The increase in the gross margin percentage was primarily attributable to greater productivity of our customer service and professional services personnel.

        The gross margin percentages for other businesses were 46.1% and 36.8% in 2002 and 2001, respectively. The increase in the gross margin percentage resulted primarily from this segment consisting only of services revenue in 2002 compared to both systems and services revenue in 2001.

  •    Research and Development

        As a percentage of revenues, R&D expenses were 14.4% and 13.1% in 2002 and 2001, respectively. In addition, we spent $126.7 and $120.7 in 2002 and 2001, respectively, on software development, which costs were capitalized. R&D spending levels reflect our efforts to continue to improve our long-term competitive position, offset in part by our continued cost cutting. R&D spending includes enhancements to information storage software and information storage systems, including networked information storage systems.

  •    Selling, General and Administrative

        As a percentage of revenues, SG&A expenses were 30.9% and 31.2% in 2002 and 2001, respectively. The decrease in SG&A in 2002 compared to 2001 was due to measures we took to reduce costs, which were initiated in the second half of 2001 and continued in 2002, enabling us to begin to achieve a cost structure commensurate with reduced revenue levels. Additionally, lower commission expense due to lower revenues reduced SG&A expenses.

        We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts and notes receivable that will not be collected. The allowance is based upon the credit-worthiness of our customers, our historical experience, the age of our receivables and current market and economic conditions. The provision for bad debts was $35.2 in 2002 and $32.7 in 2001. The increase in the provision in 2002 compared to 2001 was due to the general economic decline experienced worldwide.

  •    Restructuring and Other Special Charges

        During 2002 and 2001, we implemented restructuring programs to reduce our cost structure and focus our resources on the highest potential growth areas of our business. In 2002 and 2001, we recognized restructuring and other special charges of $100.0 and $825.1, respectively. The 2002 charges consisted of $140.9 associated with the 2002 restructuring program, an $8.9 loss on assets associated with the 2002 restructuring program and $11.8 of additional restructuring costs associated with the 2001 restructuring program. Offsetting these costs in 2002 was a $61.6 benefit resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001.

        The restructuring and other special charges have been classified within our statement of operations according to their related category. These categories are as follows:

	2002	2001
Cost of sales	$(61.6)	$320.0
Restructuring and other special charges	150.4	398.5
SG&A expenses	2.3	–
Other expense, net	8.9	106.6

Total	$100.0	$825.1

        The activity for 2002 and 2001 is explained in the following sections.

    •
    2002 Restructuring Program

        A summary of the costs for the 2002 restructuring program is outlined as follows:

2002 Category	Initial Provision	Utilization During 2002	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$44.5	$(22.4)	$22.1	$–
Consolidation of excess facilities	58.0	(5.4)	52.6	5.1
Asset impairment	21.5	(21.5)	–	21.5
Contractual and other obligations	16.9	(1.6)	15.3	–

Total	$140.9	$(50.9)	$90.0	$26.6

    •
    2001 Restructuring Program

        The amounts charged and adjusted against the provisions established in 2001 are as follows:

2002 Category	Beginning Balance	Adjustment to the Provision During 2002	Utilization During 2002	Ending Balance
Workforce reduction	$48.2	$19.3	$(67.5)	$–
Other contractual obligations	23.7	(7.3)	(13.3)	3.1
Consolidation of excess facilities	127.4	(0.2)	(29.9)	97.3

Total	$199.3	$11.8	$(110.7)	$100.4

2001 Category	Initial Provision	Adjustment to the Provision During 2001	Utilization During 2001	Ending Balance
Workforce reduction	$111.5	$(18.3)	$(45.0)	$48.2
Impairment of goodwill, purchased intangibles and other long-lived assets	104.5	–	(104.5)	–
Other contractual obligations	34.5	(8.0)	(2.8)	23.7
Consolidation of excess facilities	158.1	26.3	(57.0)	127.4

Total	$408.6	$–	$(209.3)	$199.3

        The adjustment to the provision for workforce reduction in 2002 was primarily attributable to the finalization of severance payments associated with reductions in force in certain foreign jurisdictions. The adjustment to the provision for other contractual obligations in 2002 resulted from favorable settlements.

        The adjustment to the provision for the workforce reduction in 2001 primarily related to voluntary employee resignations. The adjustment to the provision for other contractual obligations in 2001 primarily related to a favorable settlement of an estimated liability for the closure of an information storage services business. The adjustment to the provision for the consolidation of excess facilities in 2001 primarily related to additional leased facilities being vacated.

        2001 Inventory Provision.    The amounts charged and adjusted against the 2001 established provisions for excess and obsolete inventory are set forth below. The activity is reflected within cost of sales in our statement of operations.

			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2002 Category	Beginning Balance		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$226.2	$(182.9)	$(37.0)	$–	$6.3
Excess and obsolete purchase obligations	29.3	(4.8)	(20.9)	(3.6)	–

Total	$255.5	$(187.7)	$(57.9)	$(3.6)	$6.3

			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2001 Category	Initial Provision		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$280.5	$(54.3)	$–	$–	$226.2
Excess and obsolete purchase obligations	29.5	(0.2)	–	–	29.3

Total	$310.0	$(54.5)	$–	$–	$255.5

        Other Charges.    In 2001, we recorded a pre-tax charge of $106.6 for other than temporary declines in equity investments. These investments were in privately-held companies, primarily in the storage industry, many of which were in the start-up or development stage. These investments were carried at cost, subject to adjustment for impairment. Due to the continued global economic slowdown in 2001, as well as the downturn in the storage industry, we determined that the decline in these investments was other than temporary and recognized an impairment loss.

  •    Investment Income

        Investment income was $256.2 and $265.3 in 2002 and 2001, respectively. Investment income was earned primarily from investments in cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in 2002 compared to 2001 because of lower yields on outstanding investment balances, partially offset by greater realized gains on the sale of investments. The weighted average return on investments, excluding realized gains, was 3.5% and 4.8% in 2002 and 2001, respectively. Realized gains were $63.0 and $45.4 in 2002 and 2001, respectively.

  •    Other Expense, Net

        Other expenses, net were $47.4 and $133.1 in 2002 and 2001, respectively. Other expense, net in 2002 was comprised primarily of losses on asset disposals and foreign currency exchange losses. Included in the 2001 amount was a $106.6 non-cash charge for other than temporary declines in equity investments. These investments were carried at cost, subject to impairment. Due to the continued global economic slowdown in 2001, as well as the downturn in the storage industry, we determined that the decline in value of these investments was other than temporary and recognized an impairment loss.

  •    Provision for Income Taxes

        In 2002 and 2001, we reported pre-tax losses resulting in income tax benefits of $177.8 and $69.3, respectively. The rates of benefit were 60.0% in 2002 compared to 12.0% in 2001. The effective income tax rate is based upon the loss for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters, which aggregated $67.7. Additionally, a reduction in the valuation allowance resulting from the realization of capital loss carryforwards contributed to the favorable rate. For 2001, the effective income tax rate varied from the statutory rate due to the mix of income and losses in foreign countries and the establishment of provisions associated with the impact of foreign tax audits, partially offset by a $133.2 tax benefit realized from a prior acquisition. The valuation allowance decreased by $31.1 in 2002 and $25.4 in 2001.

Financial Condition

  •    Comparison of Fiscal 2003 to 2002

        Cash and cash equivalents and short and long-term investments were $6,907.6 and $5,685.6 at December 31, 2003 and 2002, respectively, an increase of $1,222.0.

        Cash provided by operating activities was $1,521.2 in 2003 compared to $1,445.7 in 2002. The increase was primarily attributable to improved profitability in our business, an increase in deferred revenues associated with a greater volume of software and hardware maintenance contracts and professional services engagements and $152.3 in income tax refunds, net of payments. Such increase was partially offset by an increase in inventories due to our Symmetrix product transition and a $107.4 contribution to fund a portion of the Data General pension plan liability.

        Cash used for investing activities was $1,313.2 and $1,576.4 in 2003 and 2002, respectively. Capital additions were $368.5 and $391.1 in 2003 and 2002, respectively. The decrease in capital additions resulted from our cost containment measures. The reduction in capital additions contributed to a decline in depreciation and amortization expense. Depreciation and amortization expense declined from $653.7 in 2002, to $520.7 for 2003. We expect depreciation and amortization expense to increase in 2004, primarily as a result of the intangible assets acquired in connection with the acquisitions of LEGATO, Documentum and VMware. Capitalized software development costs were $113.4 and $126.7 in 2003 and 2002. Net purchases and maturities of investments, consisting of debt securities, were $1,093.4 and $1,011.6 in 2003 and 2002. Additionally, as a result of our acquisition of LEGATO and Documentum, our cash position increased by $323.9.

        Cash used for financing activities was $40.1 in 2003 compared to $311.2 in 2002. In 2003, we repurchased 11.5 million shares of our common stock, par value $.01 per share ("Common Stock"), at a cost of $127.0. In 2002, we repurchased 49.5 million shares of our Common Stock at a cost of $363.9. As of December 31, 2003, we had repurchased 62.1 million shares of the 300.0 million shares of Common Stock authorized for repurchase by our Board of Directors. From time to time, we enter into Rule 10b-5-1 plans to facilitate our share repurchases. Partially offsetting these uses of cash was the generation of $112.6 and $80.9 in 2003 and 2002, respectively, from the exercise of stock options.

        In December 2003, we assumed, through our acquisition of Documentum, $125.0 in senior convertible notes that mature on April 1, 2007 (the "Notes"). The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled to convert the Notes, at any time before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, into shares of our Common Stock at a conversion price of $13.80 per share. The Notes may be redeemed by us on or after April 5, 2005 at a price of 101.8% through April 1, 2006 and at a price of 100.9% from April 2, 2006 through March 31, 2007. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. The Notes have been recorded at the fair market value as of the date of the acquisition of Documentum, with a portion allocated to the conversion component. The fair market value of the debt component of $130.0 will be adjusted to the debt's face value of $125.0 using the effective interest method through April 1, 2007. The fair market value of the conversion component of $26.3 has been allocated to additional paid-in capital.

        In January 2004, we purchased all the outstanding shares of preferred and common stock of VMware for $625.0. In addition, we issued 6.3 million options to purchase shares of our Common Stock in exchange for all outstanding options to purchase shares of VMware common stock.

        We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil. The Brazilian line requires us to borrow in Brazilian currency. As of December 31, 2003, we had $1.2 outstanding on the Brazilian line of credit and there were no borrowings outstanding on the U.S. line of credit. The Brazilian credit line bears interest at the rate quoted by the lender (18.8% at December 31, 2003) and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. As of December 31, 2003, we were in compliance with the covenants. The Brazilian line of credit is denominated in local currency and as such, bears an interest rate commensurate with local currency short-term interest rates.

        We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any estimated exposure. We also lend certain fixed income securities to generate investment income. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2003, there were no outstanding securities lending transactions.

        Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds to be generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

        To date, inflation has not had a material impact on our financial results.

  •    Comparison of Fiscal 2002 to 2001

        Cash and cash equivalents and short and long-term investments were $5,685.6 and $5,083.6 at December 31, 2002 and 2001, respectively, an increase of $602.0.

        Cash provided by operating activities was $1,445.7 in 2002 compared to $1,631.3 in 2001. The decline was primarily attributable to a lower level of cash generated from working capital in 2002 compared to 2001. The 2002 reduction in working capital was driven by a reduction in cash generated from collecting accounts and notes receivable due to lower revenue levels in 2002 compared to 2001. Partially offsetting this reduction were increases in deferred revenue attributable to increased sales of maintenance contracts.

        Cash used for investing activities was $1,576.4 and $1,513.6 in 2002 and 2001, respectively. Capital additions were $391.1 and $889.3 in 2002 and 2001, respectively. The decrease in capital additions resulted from measures we took to reduce costs, which were initiated in the second half of 2001. Capitalized software development costs were $126.7 and $120.7 in 2002 and 2001, respectively. Net purchases and maturities of investments, consisting of debt securities, were $1,011.6 and $409.4 in 2002 and 2001, respectively.

        Cash used for financing activities was $311.2 in 2002 compared to cash provided by financing activities of $33.4 in 2001. In 2002, we repurchased 49.5 million shares of our Common Stock a cost of $363.9. As of December 31, 2002, we had repurchased 50.6 million shares of the 300.0 million shares of Common Stock authorized for repurchase by our Board of Directors. In 2001, we distributed our ownership interest in McDATA Corporation. As a result of the distribution, McDATA's net assets are no longer consolidated with our assets, which resulted in a $142.0 reduction in cash. The majority of the remaining cash generated in 2002 and 2001 was from the exercise of stock options.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

  •    Contractual Obligations

        We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years*	3-5 years**	More than 5 years
Capital leases	$1.0	$1.0	$–	$–	$–
Operating leases	589.1	176.0	205.4	101.9	105.8
Long-term convertible debt	130.0	–	–	130.0	–
Other long-term obligations, including notes payable and current portion of long-term obligations	86.5	6.1	31.8	10.4	38.2
Purchase orders	880.6	846.8	33.8	–	–

Total	$1,687.2	$1,029.9	$271.0	$242.3	$144.0

*
Includes payments from January 1, 2005 through December 31, 2006.

**
Includes payments from January 1, 2007 through December 31, 2008.

        Our operating leases are primarily for office space around the world. We believe leasing such space is more cost-effective than purchasing real estate. The long-term convertible debt pertains to debt issued by Documentum. The other long-term obligations, including notes payable and the current portion of long-term obligations, consist primarily of $34.7 of obligations associated with the Data General pension and post-retirement medical plans and $27.9 of long term lease obligations for excess facilities. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

  •    Off-Balance Sheet Arrangements, Contingent Liabilities and Commitments

    •    Guarantees and Indemnification Obligations

        EMC's subsidiaries have entered into arrangements with financial institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $32.7 as of December 31, 2003. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. We have also agreed to guarantee our Brazilian subsidiary's $50.0 line of credit. As of December 31, 2003, we had $1.2 outstanding on this line of credit.

        We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent or copyright. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.

        We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for certain matters, such as acts and omissions of EMC, its employees, agents or representatives.

        We have procurement or license agreements with respect to technology that is used in our products and agreements in which we obtain rights to a product from an OEM. Under certain of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.

        We have agreed to indemnify the directors and executive officers of EMC Corporation and our subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer.

        In connection with certain acquisitions, we have agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company's by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. In a substantial majority of instances, we have maintained the acquired company's directors' and officers' insurance, which should enable us to recover a portion of any future amounts paid. In connection with certain dispositions, we have agreed to indemnify the buyer for certain matters, such as breaches of representations and warranties. These indemnities vary in length of time.

        Based upon our historical experience and information known as of December 31, 2003, we believe our liability on the above guarantees and indemnities at December 31, 2003 is not material.

    •    Notes and Accounts Receivable

        We derive revenues from both selling and leasing information storage systems. We customarily sell the notes receivable resulting from our leasing activity to provide for current liquidity. Generally, we do not retain any recourse on the sale of these notes. From time to time, we may also sell accounts receivable when it is economically beneficial.

    •    Litigation

        On September 30, 2002, Hewlett-Packard Company ("HP") filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP's claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

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

        We are a party (either as plaintiff or defendant) to various other patent litigation matters, including certain matters which we assumed in connection with our acquisitions of LEGATO and VMware.

        We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Pension and Post-Retirement Medical and Life Insurance Plans

        We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. All of these plans have been frozen resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested primarily in common stock, bonds and cash equivalent securities. The market related value of the plans' assets is based upon the assets' fair value. The expected long-term rate of return on assets for the year ended December 31, 2003 was 8.2%. This rate represents the average of the long-term rates of return for all defined benefit plans (international and U.S.) weighted by the plans' assets as of December 31, 2003. The actual long-term rate of return for the ten years ended December 31, 2003 was 8.5%. Based upon current market conditions, the expected long-term rate of return for 2004 will be 8.3%. A 25 basis point change in the expected long-term rate of return on the plans' assets would have approximately an $0.8 impact on the 2004 pension expense. As of December 31, 2003, the pension plans had a $106.1 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2003, the discount rate was 6.5%. This rate represents the average of the discount rates for all defined benefit plans (international and U.S.) weighted by plan liabilities as of December 31, 2003. The discount rate reflects the rate at which the pension benefits could be effectively settled. For the U.S. plan, this rate is based on Moody's AA Corporate Bond Index. For international plans, the rate is based upon comparable high quality corporate bond yields. A 25 basis point change in the discount rate would have approximately a $0.8 impact on the 2004 pension expense for all plans (international and U.S.).

        We also assumed a post-retirement benefit plan as part of the Data General acquisition that provides certain medical and life insurance benefits for retired former Data General employees. The plan's assets are invested primarily in common stock, bonds and cash equivalent securities. The market related value of the plan's assets is equal to the assets' fair value. The expected long-term rate of return on the plan's assets for the year ended December 31, 2003 was 8.3%. Based on current capital market conditions, the expected long-term rate of return for 2004 will remain at 8.3%. A 25 basis point change in the expected long-term rate of return on the plan's assets has minimal impact on our benefit expense. As of December 31, 2003, the plan had a $1.2 unrecognized actuarial gain that will be recognized over anticipated remaining years of service for participants. For the year ended December 31, 2003, the discount rate was 6.5%. The discount rate is based on Moody's AA Corporate Bond Index. A 25 basis point change in the discount rate has a minimal impact on the expense.

Critical Accounting Policies

        Our consolidated financial statements are based on the selection and application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our Consolidated Financial Statements.

    •    Revenue Recognition

        Revenue recognition is governed by various accounting principles, including Staff Accounting Bulletin ("SAB"), No. 104, "Revenue Recognition"; Emerging Issues Task Force, No. 00-21,"Revenue Arrangements with Multiple Deliverables"; Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition"; FAS No. 48, "Revenue Recognition When Right of Return Exists"; FAS No. 13, "Accounting for Leases"; and SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

    •    Warranty Costs

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

    •    Asset Valuation

        Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt experience could exceed our estimate. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. Our goodwill valuation is based upon a discounted cash flow analysis performed at the reporting unit level. The analysis factors in estimated revenue and expense growth rates. The estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Changes in judgments on any of these factors could materially impact the value of the asset.

    •    Restructuring Charges

        We recognized restructuring charges in 2003, 2002 and 2001. The restructuring charges include, among other items, estimated losses on the sale of real estate, employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

    •    Accounting for Income Taxes

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretations ("FIN") No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

        In February 2003, the FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

        In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS No. 149 did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 did not have a material impact on our financial position or results of operations.

        In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing FAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by FAS No. 87, "Employers' Accounting for Pensions" or FAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." FAS No. 132 revised retains the disclosure requirements contained in the original FAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. FAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

Our business could be materially adversely affected as a result of general economic and market conditions.

        We are subject to the effects of general global economic and market conditions. Our operating results were materially adversely affected in 2001 and 2002 as a result of unfavorable economic conditions. If economic and market conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected.

Our business could be materially adversely affected as a result of a lessening demand in the information technology market.

        Our revenue and profitability depend on the overall demand for our products and services. Our operating results were materially adversely affected in 2001 and 2002 as a result of reduced IT spending. Recently, we have experienced an increase in demand for our products and services; however, delays or reductions in IT spending, domestically or internationally, could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

        As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions, including our acquisitions of LEGATO in October 2003, Documentum in December 2003 and VMware in January 2004, are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

  •
  the effect of the acquisition on our financial and strategic position and reputation

  •
  the failure of an acquired business to further our strategies

  •
  the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies and other synergies

  •
  the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies' sites

  •
  the assumption of liabilities of the acquired business, including litigation-related liabilities

  •
  the potential impairment of acquired assets

  •
  the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners

  •
  the diversion of our management's attention from other business concerns

  •
  the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers

  •
  the potential loss of key employees of the acquired company

  •
  the potential incompatibility of business cultures

        These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our Common Stock or other rights to purchase Common Stock in connection with any future acquisition, existing stockholders may experience dilution and our earnings per share may decrease.

        In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing the acquisitions of multiple acquisitions at the same time.

        We also seek to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

Competitive pricing, component costs and sales volume could materially adversely affect our revenues, gross margins and earnings.

        Competitive pricing pressures exist in the information storage market. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide storage-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. We currently believe that pricing pressures are likely to continue.

        To date, we have been able to manage our component and product design costs. However, there can be no assurance that we will be able to continue to achieve reductions in component and product design costs. Moreover, certain competitors may have advantages due to vertical integration of their supply chain, which may include disk drives, microprocessors, memory components and servers.

        Our gross margins are impacted by a variety of factors, including competitive pricing, component and product design costs as well as the volume and relative mixture of product and services revenues. Increased pricing pressures, increased component costs, the relative and varying rates of increases or decreases in product price and component costs, changes in product and services revenue mixture or decreased volume could have a material adverse effect on our revenues, gross margins or earnings.

If our suppliers are not able to meet our requirements, we could have decreased revenues and earnings.

        We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings.

We may be unable to keep pace with rapid industry, technological and market changes.

        The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits.

        Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include:

  •
  the difficulty in forecasting customer preferences or demand accurately

  •
  the inability to expand production capacity to meet demand for new products

  •
  the impact of customers' demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory

  •
  delays in initial shipments of new products.

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

        We compete with many companies in the markets we serve, certain of which offer a broad spectrum of IT products and services and others which offer specific information storage or management products or services. Some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers' various IT requirements than us. We compete on the basis of our products' features, performance and price as well as our services. Our failure to compete on any of these bases could affect demand for our products or services, which could have a material adverse effect on our business, results of operations or financial condition.

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

        Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

  •
  retaining and hiring, as required, the appropriate number of qualified employees

  •
  enhancing, as appropriate, our infrastructure, including but not limited to, our information systems

  •
  accurately forecasting revenues

  •
  training our sales force to sell more software and services

  •
  successfully integrating new acquisitions

  •
  managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands

  •
  controlling expenses

  •
  managing our manufacturing capacity, real estate facilities and other assets

  •
  executing on our plans

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

        Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. We believe this uneven sales pattern is a result of many factors including:

  •
  the size of our product and services prices in relation to our customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter

  •
  the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

  •
  the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

  •
  seasonal influences

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

        In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate or if the financial condition of our channel partners were to weaken. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

        Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

  •
  the announcement of acquisitions, new products, services or technological innovations by us or our competitors

  •
  quarterly variations in our operating results

  •
  changes in revenue or earnings estimates by the investment community

  •
  speculation in the press or investment community

        In addition, our stock price is affected by general economic and market conditions and has been negatively affected by unfavorable global economic and market conditions. If such conditions deteriorate, our stock price could decline.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk, primarily from changes in foreign exchange rates, interest rates and credit risk. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

Foreign Exchange Risk Management

        As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Asset and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the Euro, the Brazil real, the Japanese yen and the British pound. Additionally, we have exposure to emerging market economies, particularly in Latin America and South East Asia. Despite the relatively small size of our exposure in these markets, the inherent volatility of these economies could negatively impact our financial results.

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

        We employ a variance/covariance model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 2003. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $0.5 million as of December 31, 2003 and $0.3 million as of December 31, 2002. The average, high and low value-at-risk amounts for 2003 and 2002 were as follows (in millions):

	Average	High	Low
2003	$0.6	$1.3	$0.3
2002	0.4	0.6	0.3

        The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Interest Rate Risk

        We maintain an investment portfolio consisting of debt securities of various types and maturities. The investments are classified as available for sale and are all denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). These instruments are not leveraged and are not held for trading purposes. A portion of our investment portfolio is comprised of mortgage-backed securities that are subject to prepayment risk.

        We employ a variance/covariance model to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics dataset as of December 31, 2003. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $6.0 million as of December 31, 2003 and $5.5 million as of December 31, 2002. The average, high and low value-at-risk amounts for 2003 and 2002 were as follows (in millions):

	Average	High	Low
2003	$6.7	$7.7	$6.0
2002	7.3	8.2	5.5

        The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and trade and notes receivable. We place our temporary cash investments and short and long-term investments primarily in investment grade instruments and limit the amount of investment in any one issuer. During 2003, we purchased bank loans with credit ratings below investment grade. The bank loans have a senior position to other debt and have floating-rate coupons, which significantly reduces interest rate risk. As of December 31, 2003, bank loans represent 6% of our temporary cash and cash equivalents and short and long-term investments. We believe this investment strategy more effectively manages our exposure to interest rate risk and diversifies our investment portfolio across different risk factors.

        We employ a variance/covariance model to calculate value-at-risk for changes in credit conditions for our bank loan portfolios. This model assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the bank-loan portfolios was $0.4 million as of December 31, 2003. The average, high and low value-at-risk amount for 2003 were as follows (in millions):

	Average	High	Low
2003	$0.4	$0.4	$0.3

        The credit risk associated with accounts and notes receivables is low due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $39.5 million and $50.6 million at December 31, 2003 and 2002, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMC CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Note:    All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements of EMC Corporation (the "Company").

        We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded, assets are safeguarded and accounting records are sufficiently reliable to permit the preparation of financial statements that conform with accounting principles generally accepted in the United States of America. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission. We monitor these internal controls over financial reporting and disclosure controls and procedures through self-assessments and an ongoing program of internal audits. Employee responsibilities are reinforced through the Company's Code of Ethics (the EMC Corporation Business Conduct Guidelines), which provides that employees are to act with integrity and in accordance with all applicable laws and Company policies.

Joseph M. Tucci President and Chief Executive Officer	William J. Teuber, Jr. Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the
Board of Directors of EMC Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note B to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

                      PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2004

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,869,426	$1,686,598
Short-term investments	928,248	864,743
Accounts and notes receivable, less allowance for doubtful accounts of $39,482 and $50,551	952,421	881,325
Inventories	514,015	437,805
Deferred income taxes	271,746	250,197
Other current assets	151,448	96,580

Total current assets	4,687,304	4,217,248
Long-term investments	4,109,911	3,134,290
Property, plant and equipment, net	1,610,182	1,624,396
Intangible assets, net	475,295	70,206
Other assets, net	426,472	295,351
Goodwill, net	2,711,677	205,030
Deferred income taxes	72,019	43,926

Total assets	$14,092,860	$9,590,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$7,104	$27,507
Accounts payable	414,251	429,732
Accrued expenses	1,009,696	948,357
Income taxes payable	436,434	187,695
Deferred revenue	679,044	448,359

Total current liabilities	2,546,529	2,041,650
Long-term convertible debt	129,966	–
Deferred revenue	451,296	156,412
Other liabilities	80,348	166,383
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	–	–
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,476,821 and 2,235,930 shares	24,768	22,359
Additional paid-in capital	6,894,823	3,580,025
Deferred compensation	(94,068)	(10,762)
Retained earnings	4,566,157	4,070,049
Accumulated other comprehensive income (loss), net	2,197	(53,488)
Treasury stock, at cost; 62,082 and 50,555 shares	(509,156)	(382,181)

Total stockholders' equity	10,884,721	7,226,002

Total liabilities and stockholders' equity	$14,092,860	$9,590,447

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
Net sales	$4,723,554	$4,219,156	$5,915,695
Services	1,513,254	1,219,196	1,174,938

	6,236,808	5,438,352	7,090,633
Costs and expenses:
Cost of sales	2,664,162	2,614,482	3,525,145
Cost of services	730,588	705,028	721,897
Research and development	718,470	781,457	928,701
Selling, general and administrative	1,656,164	1,680,814	2,214,223
Restructuring and other special charges	66,267	150,402	398,508

Operating income (loss)	401,157	(493,831)	(697,841)
Investment income	187,803	256,153	265,285
Interest expense	(3,030)	(11,415)	(11,338)
Other expense, net	(14,907)	(47,394)	(133,141)

Income (loss) before taxes	571,023	(296,487)	(577,035)
Income tax provision (benefit)	74,915	(177,781)	(69,323)

Net income (loss)	$496,108	$(118,706)	$(507,712)

Net income (loss) per weighted average share, basic	$0.22	$(0.05)	$(0.23)

Net income (loss) per weighted average share, diluted	$0.22	$(0.05)	$(0.23)

Weighted average shares, basic	2,211,544	2,206,294	2,211,273
Weighted average shares, diluted	2,237,656	2,206,294	2,211,273

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$496,108	$(118,706)	$(507,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	520,698	653,686	654,698
Non-cash restructuring, inventory and other special charges (reversals)	45,969	(26,027)	449,364
Amortization of deferred compensation	13,725	13,077	19,514
Provision for doubtful accounts	1,761	35,171	32,711
Deferred income taxes, net	(19,068)	74,088	(227,429)
Other	19,771	67,011	246,772
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	42,398	435,613	806,002
Inventories	(46,342)	240,377	127,581
Other assets	(25,760)	64,918	(19,303)
Accounts payable	(32,170)	4,240	(78,429)
Accrued expenses	(44,786)	(74,886)	201,301
Income taxes payable	230,156	(158,308)	(157,007)
Deferred revenue	412,818	236,813	69,637
Other liabilities	(94,048)	(1,333)	13,558

Net cash provided by operating activities	1,521,230	1,445,734	1,631,258

Cash flows from investing activities:
Additions to property, plant and equipment	(368,545)	(391,076)	(889,309)
Capitalized software development costs	(113,427)	(126,678)	(120,724)
Purchases of short and long-term available for sale securities	(6,430,482)	(8,437,486)	(4,981,376)
Sales of short and long-term available for sale securities	5,032,720	7,199,476	4,445,271
Maturities of short and long-term available for sale securities	304,408	226,408	126,683
Business acquisitions, net of cash acquired (used)	323,930	(21,993)	(111,455)
Other	(61,801)	(25,044)	17,310

Net cash used in investing activities	(1,313,197)	(1,576,393)	(1,513,600)

Cash flows from financing activities:
Issuance of common stock	112,592	80,924	170,284
Purchase of treasury stock	(126,975)	(363,923)	(18,258)
Cash portion of McData Corporation spinoff dividend	–	–	(141,981)
Payment of long-term and short-term obligations	(30,406)	(29,694)	(16,859)
Issuance of long-term and short-term obligations	4,736	1,516	40,206

Net cash (used in) provided by financing activities	(40,053)	(311,177)	33,392
Effect of exchange rate changes on cash	14,848	(585)	(5,252)

Net increase (decrease) in cash and cash equivalents	182,828	(442,421)	145,798
Cash and cash equivalents at beginning of year	1,686,598	2,129,019	1,983,221

Cash and cash equivalents at end of year	$1,869,426	$1,686,598	$2,129,019

Non-cash activity:
– Issuance of common stock and stock options exchanged in business combinations	$3,109,899	$–	$1,050
– Exchange of net assets for equity investment	–	3,560	–
– Issuance of capital lease obligations	–	–	24,490
– Distribution of net assets in McData Corporation dividend	–	–	234,152

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock						Treasury Stock
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Other Comprehensive Income (Loss)			Stockholders' Equity
	Shares	Par Value					Shares	Cost
Balance, January 1, 2001	2,195,489	$21,955	$3,138,061	$(49,525)	$5,072,600	$(5,882)	–	$–	$8,177,209
Stock issued through stock option and stock purchase plans	25,953	259	170,025	–	–	–	–	–	170,284
Tax benefit from stock options exercised	–	–	137,901	–	–	–	–	–	137,901
Grant of stock options	–	–	29,282	(29,282)	–	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	–	(1,060)	(18,258)	(18,258)
Amortization of deferred compensation	–	–	–	19,514	–	–	–	–	19,514
Reversal of deferred compensation due to employee terminations	–	–	(5,994)	5,994	–	–	–	–	–
Purchase acquisitions	–	–	1,050	–	–	–	–	–	1,050
McData spin-off	–	–	–	24,090	(376,133)	–	–	–	(352,043)
Sale of subsidiary's stock	–	–	–	–	–	16,142	–	–	16,142
Change in market value of investments	–	–	–	–	–	3,077	–	–	3,077
Change in market value of derivatives	–	–	–	–	–	(42,194)	–	–	(42,194)
Translation adjustment	–	–	–	–	–	(4,150)	–	–	(4,150)
Net loss	–	–	–	–	(507,712)	–	–	–	(507,712)

Balance, December 31, 2001	2,221,442	22,214	3,470,325	(29,209)	4,188,755	(33,007)	(1,060)	(18,258)	7,600,820

Stock issued through stock option and stock purchase plans	14,488	145	80,779	–	–	–	–	–	80,924
Tax benefit from stock options exercised	–	–	34,291	–	–	–	–	–	34,291
Purchase of treasury stock	–	–	–	–	–	–	(49,495)	(363,923)	(363,923)
Amortization of deferred compensation	–	–	–	13,077	–	–	–	–	13,077
Reversal of deferred compensation due to employee terminations	–	–	(5,370)	5,370	–	–	–	–	–
Change in market value of investments	–	–	–	–	–	16,640	–	–	16,640
Change in market value of derivatives	–	–	–	–	–	(80)	–	–	(80)
Minimum pension liability	–	–	–	–	–	(47,606)	–	–	(47,606)
Translation adjustment	–	–	–	–	–	10,565	–	–	10,565
Net loss	–	–	–	–	(118,706)	–	–	–	(118,706)

Balance, December 31, 2002	2,235,930	22,359	3,580,025	(10,762)	4,070,049	(53,488)	(50,555)	(382,181)	7,226,002

Stock issued through stock option and stock purchase plans	17,494	175	112,417	–	–	–	–	–	112,592
Tax benefit from stock options exercised	–	–	39,059	–	–	–	–	–	39,059
Compensation charge for variable stock options	–	–	512	–	–	–	–	–	512
Grants of stock options and restricted stock	2,208	22	29,383	(29,405)	–	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	–	(11,527)	(126,975)	(126,975)
Purchase acquisitions	221,189	2,212	3,133,805	(68,004)	–	–	–	–	3,068,013
Amortization of deferred compensation	–	–	–	13,725	–	–	–	–	13,725
Reversal of deferred compensation due to employee terminations	–	–	(378)	378	–	–	–	–	–
Change in market value of investments	–	–	–	–	–	(35,183)	–	–	(35,183)
Reversal of minimum pension liability	–	–	–	–	–	89,800	–	–	89,800
Translation adjustment	–	–	–	–	–	1,068	–	–	1,068
Net income	–	–	–	–	496,108	–	–	–	496,108

Balance, December 31, 2003	2,476,821	$24,768	$6,894,823	$(94,068)	$4,566,157	$2,197	(62,082)	$(509,156)	$10,884,721

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Net income (loss)	$496,108	$(118,706)	$(507,712)
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes of $7,677, $2,909 and $1,940	1,068	10,565	(4,150)
Equity adjustment for minimum pension liability, net of taxes (benefit) of $53,880, $(27,466) and $(26,414)	89,800	(47,606)	(42,194)
Changes in market value of investments, net of taxes (benefit) of $(20,083), $17,597 and $4,470	(35,183)	16,640	16,142
Changes in market value of derivatives, net of taxes (benefit) of $0, $(9), and $1,117	–	(80)	3,077

Other comprehensive income (loss)	55,685	(20,481)	(27,125)

Comprehensive income (loss)	$551,793	$(139,187)	$(534,837)

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

  Company

        We design, manufacture, market and support a wide range of products and services for information lifecycle management. Our products and services are designed to enable our customers to get the maximum value from their information at the lowest total cost, at every point in the information lifecycle.

  Accounting Principles

        The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

  Principles of Consolidation

        The consolidated financial statements include the accounts of EMC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Basis of Presentation

        Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

  Revenue Recognition

        We derive revenue from sales of information systems, software and services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

  •
  Systems sales

        Systems sales consist of the sale of hardware, including CLARiiON systems, Symmetrix systems, NetWin and Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

  •
  Software sales

        Software sales consist of the sale of software application programs, including EMC platform-based software, multi-platform software, LEGATO software and Documentum software. Our software products provide customers with information management, content management, sharing and protection capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon receipt of royalty reports from third party original equipment manufacturers ("OEMs").

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  •
  Multiple element arrangements

        When hardware, software and services are contained in a single arrangement, we allocate revenue between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. Fair value of software support services may also be measured by the renewal rate offered to the customer. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

  •
  Shipping terms

        Our sales contracts generally provide for the customer to accept title and risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, we defer recognizing revenue until title and risk of loss transfer to the customer.

  •
  Leases

        Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

  •
  Other

        We accrue for the estimated costs of systems' warranty at the time of sale. We reduce revenue for estimated sales returns at the time of sale. Systems' warranty costs are estimated based upon our historical experience and specific identification of systems' requirements. Sales returns are estimated based upon our historical experience and specific identification of probable returns.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Advertising Costs

        Advertising costs are expensed as incurred.

  Shipping and Handling Costs

        We classify shipping and handling costs in cost of sales.

  Foreign Currency Translation

        The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the period. Foreign currency transactions are included in other expense, net, and consisted of losses of $13.3 million in 2003, $3.5 million in 2002 and $3.6 million in 2001.

  Derivatives

        We use derivatives to hedge foreign currency exposures related to foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.

        We hedge our exposure in foreign currency denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. All outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts as well as the underlying exposures are generally offsetting, and are recorded in other expense, net, in the statement of operations. These derivative contracts mature within one year or less.

        We use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. To achieve hedge accounting, the criteria specified in Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities" must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net in the statement of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to the other expense, net, in the statement of operations in the then-current period. Amounts reclassified due to transactions that did not occur were not material for 2003, 2002 or 2001. Our cash flow hedges generally mature within six months or less. There were no cash flow hedges outstanding as of December 31, 2003 or 2002.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings, which did not represent a material amount for the fiscal years presented. The ineffective portion of the derivatives consists of option premiums, discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts.

        We do not engage in currency speculation. For purposes of presentation within the statement of cash flows, derivative gains and losses are presented within cash provided by operating activities.

  Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and commercial paper. Cash equivalents are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $1,273.9 million and $1,223.6 million at December 31, 2003 and 2002, respectively.

  Investments

        Our investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair market value. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

        We also hold strategic equity investments. Strategic equity investments in publicly traded companies are classified as available-for-sale when there are no restrictions on our ability to liquidate such securities. These investments are also carried at their market value. Strategic equity investments in privately-held companies are carried at the lower of cost or net realizable value due to their illiquid nature. We review these investments to ascertain whether unrealized losses are other than temporary.

        Unrealized gains and temporary losses on investments classified as available-for-sale are included as a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses on non-strategic investments are reflected in the statement of operations in investment income. Realized gains and losses and other-than-temporary impairments on strategic investments are reflected in the statement of operations in other expense, net. Investment activity is accounted for using the average cost method.

  Statement of Cash Flows Supplemental Information (table in thousands):

	2003	2002	2001
Cash paid (received) for:
Income taxes	$(152,313)	$(119,713)	$175,541
Interest	3,067	11,797	10,978

  Inventories

        Inventories are stated at the lower of cost (first in, first out) or market, not in excess of net realizable value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Assets under development are included in construction in progress. Depreciation commences upon placing the asset in service on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5-7 years
Equipment	1-10 years
Improvements	5-25 years
Buildings	25-31 1/2 years

  Capitalized Software Development Costs

        Research and development ("R&D") costs are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over two years which is the estimated useful life of the software product. Unamortized software development costs were $166.2 million and $143.7 million at December 31, 2003 and 2002, respectively, and are included in other assets, net. Amortization expense was $90.9 million, $128.3 million and $106.5 million in 2003, 2002 and 2001, respectively. Amounts capitalized were $113.4 million, $126.7 million and $120.7 million in 2003, 2002 and 2001, respectively.

  Long-lived Assets

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 142 requires that goodwill no longer be amortized but tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FAS No. 142 also requires purchased intangible assets other than goodwill to continue to be amortized over their estimated useful lives. Intangible assets include goodwill, purchased technology, trademarks and tradenames, customer relationships and customer lists, patents and contracts. Goodwill is carried at its historical cost. All other intangible assets are amortized over their useful lives, ranging from two to twelve years.

        We periodically review our long-lived assets and certain other intangibles, excluding goodwill, for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

  Earnings (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of shares of our common stock, par value $.01 per share ("Common Stock"), outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, unvested restricted stock under the treasury stock method and when dilutive, conversion of the convertible debt.

  Retirement/Post Employment Benefits

        Pension cost for our domestic defined benefit pension plan is funded to the extent that current pension cost is deductible for U.S. Federal tax purposes and to comply with ERISA and the General Agreement on Tariff and Trade Bureau (GATT) additional minimum funding requirements. Net pension cost for our international defined benefit pension plans are generally funded as accrued.

        Post-retirement benefit cost for the domestic post-retirement benefits plan assumed as part of our acquisition of Data General Corporation ("Data General") is generally funded on a pay-as-you-go basis to the extent that current cost is deductible for U.S. Federal tax purposes.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting for Stock-Based Compensation

        FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. The following is a reconciliation of net income (loss) per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	2003	2002	2001
Net income (loss)	$496,108	$(118,706)	$(507,712)
Add back: Stock compensation costs, net of tax, on stock-based awards granted below fair market value	9,288	8,434	12,001
Less: Stock compensation costs, net of tax, had stock compensation expense been measured at fair value	(382,307)	(364,849)	(347,704)

Incremental stock option expense per FAS No. 123, net of tax	(373,019)	(356,415)	(335,703)

Adjusted net income (loss)	$123,089	$(475,121)	$(843,415)

Weighted average shares, basic–as reported	2,211,544	2,206,294	2,211,273
Weighted average shares, diluted–as reported	2,237,656	2,206,294	2,211,273
Net income (loss) per weighted average share, basic–as reported	$0.22	$(0.05)	$(0.23)

Net income (loss) per weighted average share, diluted–as reported	$0.22	$(0.05)	$(0.23)

Adjusted net income (loss) per weighted average share, basic	$0.06	$(0.22)	$(0.38)

Adjusted net income (loss) per weighted average share, diluted	$0.06	$(0.22)	$(0.38)

        The fair value of each option granted during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	None	None	None
Expected volatility	55.0%	55.0%	55.0%
Risk-free interest rate	3.27%	3.44%	4.36%
Expected life (years)	5.0	5.0	5.0

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average fair value of stock-based awards granted at fair market value during:
2003	$6.44
2002	$3.69
2001	$11.91
Weighted average fair value of stock-based awards granted below fair market value during:
2003	$7.13
2002	N/A
2001	$31.43

  Concentrations of Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments and accounts and notes receivable. We place our temporary cash investments and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. The credit risk associated with accounts and notes receivables is limited due to the large number of customers and their broad dispersion over many different industries and geographic areas.

  New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretations ("FIN") No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

        In February 2003, the FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

        In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS No. 149 did not have a material impact on our financial position or results of operations.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 did not have a material impact on our financial position or results of operations.

        In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing FAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by FAS No. 87, "Employers' Accounting for Pensions" or FAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." FAS No. 132 revised retains the disclosure requirements contained in the original FAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. FAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

B.    Business Acquisitions, Goodwill and Intangible Assets

  Acquisition of LEGATO Systems, Inc.

        In October 2003, we acquired all of the shares of outstanding common stock of LEGATO Systems, Inc. ("LEGATO"). LEGATO develops, markets and supports software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management. We determined that the acquisition would expand our portfolio of open storage software, provide software-focused sales expertise, extensive channel partner relationships and strong service capabilities. The aggregate purchase price was approximately $1.4 billion, which consisted of $1.2 billion of our Common Stock, $141.5 million in fair value of our stock options and $15.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 106 million shares of our Common Stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The fair value of our stock options issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	60.0%
Risk free interest rate	2.0%

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        The intrinsic value allocated to the unvested options issued in the transaction that had yet to be earned as of the transaction date was approximately $40.8 million and has been recorded as deferred compensation in the purchase price allocation.

        The consolidated financial statements include the results of LEGATO from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration plans. The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$81,998
Property, plant & equipment	29,922
Deferred income taxes	85,727
Goodwill	1,068,934
Intangible assets:
Customer relationships (estimated useful life of 9 years)	110,120
Developed technology (estimated useful life of 5 years)	64,730
Tradenames and trademarks (estimated useful life of 5 years)	3,024
Non-competition agreements (estimated useful life of 2 years)	227
Acquired in-process R&D ("IPR&D")	19,640

Total intangible assets	197,741
Deferred compensation	40,818
Other long-term assets	2,299
Current liabilities	(134,737)
Long-term liabilities	(21,252)

Total purchase price	$1,351,450

        In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand of LEGATO's products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecast sales related to the technology and assets acquired from LEGATO.

        The total weighted average amortization period for the intangible assets is 7.5 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The $1.1 billion of goodwill is classified within our LEGATO products and services segment and information storage products segment in the amounts of $842.9 million and $226.0 million, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        Of the $197.7 million of acquired intangible assets, $19.6 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off is included in restructuring and other special charges in our statement of operations. Six IPR&D projects were identified relating to information protection software and content and messaging software. The projects relating to information protection software had a value of $16.3 million and the projects relating to content and messaging software had a value of $3.3 million. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 50% was deemed appropriate for valuing IPR&D.

        In connection with the LEGATO acquisition, we commenced integration activities which have resulted in involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits covers approximately 100 employees, primarily in general and administrative and engineering functions. We expect to pay the remaining balance for involuntary termination benefits in 2004. The liability for lease and other contractual termination benefits will be paid over the remaining contract periods through 2011. We are working to finalize our integration plans which may result in additional involuntary terminations, lease and other contractual terminations and employee relocations. We will finalize our integration plans and related liabilities in 2004. Finalization of our plans may result in additional liabilities which will increase goodwill. The following summarizes the obligations recognized in connection with the LEGATO acquisition and activity to date (table in thousands):

Category	Obligation	Current Utilization	Ending Balance
Involuntary termination benefits	$2,700	$(1,363)	$1,337
Lease and other contractual terminations	29,084	(899)	28,185

Total	$31,784	$(2,262)	$29,522

Acquisition of Documentum, Inc.

        In December 2003, we acquired all of the shares of outstanding common stock of Documentum, Inc. ("Documentum"). Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data. We determined that the acquisition would provide us the opportunity to expand our product offerings, enabling customers to implement a total information storage solution for managing unstructured content. Additionally, the acquisition expanded our software-focused sales expertise and provided strong service capabilities. The aggregate purchase price was approximately $1.8 billion, which consisted of $1.6 billion of Common Stock, $207.6 million in fair value of our stock options and $13.8 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 115 million shares of our Common Stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The fair value of our stock options issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	60.0%
Risk free interest rate	1.5%

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        The intrinsic value allocated to the unvested options issued in the transaction that had yet to be earned as of the transaction date was approximately $27.2 million and has been recorded as deferred compensation in the purchase price allocation.

        The consolidated financial statements include the results of Documentum from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration plans. The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$367,534
Property, plant & equipment	17,481
Goodwill	1,427,131
Intangible assets:
Customer relationships (estimated useful life of 12 years)	130,050
Developed technology (estimated useful life of 5 years)	97,440
Tradenames and trademarks (estimated useful life of 5 years)	7,150
Acquired IPR&D	9,500

Total intangible assets	244,140
Deferred compensation	27,186
Other long-term assets	13,558
Current liabilities	(128,151)
Deferred income taxes	(10,603)
Long-term convertible debt	(129,966)
Long-term liabilities	(10,346)
Fair value of the convertible debt conversion feature	(26,284)

Total purchase price	$1,791,680

        In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand of Documentum's products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Documentum.

        The total weighted average amortization period for the intangible assets is 8.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The $1.4 billion of goodwill is classified within our Documentum products and services segment, information storage products segment and LEGATO products and services segment in the amounts of $1,072.1 million, $268.0 million and $87.0 million, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        Of the $244.1 million of acquired intangible assets, $9.5 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off is included in restructuring and other special charges in our statement of operations. Four IPR&D projects were identified relating to content management and collaboration software. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 40% was deemed appropriate for valuing IPR&D.

        In connection with the Documentum acquisition, we commenced integration activities which have resulted in involuntary terminations and lease terminations. The liability for involuntary termination benefits covers approximately 30 employees, primarily in general and administrative functions. We expect to pay the remaining balance for involuntary termination benefits in 2004. The liability for leases will be paid over their remaining lease terms through 2008. We are working to finalize our integration plans which may result in additional involuntary terminations, lease and other contractual terminations and employee relocations. We will finalize our integration plans and related liabilities in 2004. Finalization of our plans may result in additional liabilities which will increase goodwill. The following summarizes the obligations recognized in connection with the Documentum acquisition and activity to date (table in thousands):

Category	Obligation	Current Utilization	Ending Balance
Involuntary termination benefits	$718	$–	$718
Lease terminations	4,970	–	4,970

Total	$5,688	$–	$5,688

        The following pro forma information assumes the LEGATO and Documentum acquisitions occurred as of the beginning of each year presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (table in thousands, except per share data):

	Year ended December 31,
	2003	2002
Revenue	$6,735,862	$5,975,523
Net income (loss)	393,919	(433,579)
Net income (loss) per weighted average share, basic	$0.16	$(0.18)
Net income (loss) per weighted average share, diluted	$0.16	$(0.18)

  Other acquisitions

        In September 2002, we acquired all of the outstanding common and preferred stock of Prisa Networks, Inc. ("Prisa"), a software development company, for $22.0 million in cash. The purchase price has been allocated to Prisa's assets and liabilities based upon their fair market value at the date of acquisition. The final purchase price allocation resulted in $4.5 million being allocated to developed technology, $1.9 million to an OEM contract and $10.0 million to goodwill, all of which are classified within our information storage products segment. The consolidated financial statements include the operating results of Prisa from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to us. The intangible assets, with the exception of the goodwill, are being amortized on a straight-line basis over their estimated useful life of four years. None of the goodwill is deductible for income tax purposes.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        A summary of the assets acquired and liabilities assumed is as follows (table in thousands):

Fair value of assets acquired	$23,483
Cash paid for stock, net of cash acquired	(21,993)

Liabilities assumed	$1,490

        In September 2002, we acquired 1.8 million shares of Series A Preferred Stock of Diligent Technologies Corporation ("Diligent"), a software development company, in exchange for our equity interest in one of our wholly owned subsidiaries, which had a net book value of $4.6 million. In October 2002, we acquired an additional 2.0 million shares of Series A Preferred Stock of Diligent for a purchase price of $5.0 million. As a result of these transactions, we own approximately 24% of the outstanding equity in Diligent, which is majority owned by two former EMC employees. Our investment in Diligent is being accounted for under the equity method. As of December 31, 2003, the carrying value of the investment was $2.3 million.

        In 2001, we acquired all of the outstanding shares of capital stock of FilePool N.V. and Luminate Software Corporation ("Luminate"), both software development companies, as well as other minor acquisitions, for an aggregate consideration, including stock options, of $112.5 million, net of cash acquired. We accounted for these acquisitions under the purchase method of accounting. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to us on either an individual or an aggregate basis. Based upon the final purchase price allocation, an aggregate of $20.0 million was allocated to developed technology and an aggregate of $89.3 million was allocated to goodwill, including the impact of deferred taxes. The intangible assets, with the exception of the goodwill arising from the Luminate and FilePool N.V. acquisitions, are being amortized on a straight-line basis over their estimated useful life of five years.

        A summary of the assets acquired and liabilities assumed in the 2001 transactions set forth above is as follows (table in thousands):

Fair value of assets acquired	$119,484
Cash paid for stock, net of cash acquired	(111,455)

Liabilities assumed	$8,029

        In July 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 142 ceased goodwill amortization but requires testing for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. FAS No. 142 also requires purchased intangible assets other than goodwill to continue to be amortized over their estimated useful lives. Based on impairment tests performed, there was no impairment to goodwill during fiscal years 2003 or 2002.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        The following is a reconciliation of reported net loss to adjusted net loss and reported loss per share to adjusted loss per share had FAS No. 142 been in effect for 2001 (table in thousands, except per share amounts):

Year Ended December 31, 2001
Net loss	$(507,712)
Add back: Impact of goodwill amortization, net of tax benefit of $4,468	47,921

Adjusted net loss	$(459,791)

Net loss per share, basic	$(0.23)
Add back: Impact of goodwill amortization, net of taxes	0.02

Adjusted net loss per share, basic	$(0.21)

Net loss per share, diluted	$(0.23)
Add back: Impact of goodwill amortization, net of taxes	0.02

Adjusted net loss per share, diluted	$(0.21)

        Intangible assets, excluding goodwill as of December 31, 2003 and 2002, consist of (tables in thousands):

2003 Category	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$271,623	$(88,166)	$183,457
Patents	61,857	(56,368)	5,489
Software licenses	34,688	(1,115)	33,573
Trademarks and tradenames	20,174	(8,398)	11,776
Customer relationships and customer lists	244,854	(6,643)	238,211
Other	3,200	(411)	2,789

Total intangible assets, excluding goodwill	$636,396	$(161,101)	$475,295

2002 Category	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$117,852	$(66,960)	$50,892
Patents	61,857	(47,658)	14,199
Trademarks and tradenames	10,000	(6,666)	3,334
Customer relationships and customer lists	4,684	(4,684)	–
Other	1,900	(119)	1,781

Total intangible assets, excluding goodwill	$196,293	$(126,087)	$70,206

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        Amortization expense on intangibles was $37.2 million, $27.9 million and $86.0 million in 2003, 2002 and 2001, respectively. The 2001 amount included amortization of goodwill. As of December 31, 2003, amortization expense on existing intangibles for the next five years was as follows (table in thousands):

2004	$81,241
2005	92,802
2006	86,582
2007	62,030
2008	50,634

Total	$373,289

        Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2003 and 2002 consist of the following (tables in thousands):

	Year ended December 31, 2003
	Information Storage Products	Information Storage Services	LEGATO Products and Services	Documentum Products and Services	Other Businesses	Total
Balance, beginning of the year	$203,415	$1,615	$–	$–	$–	$205,030
Goodwill acquired	501,303	–	929,934	1,072,131	–	2,503,368
Tax deduction from exercise of stock options	–	–	(1,600)	–	–	(1,600)
Finalization of purchase price allocations	4,879	–	–	–	–	4,879

Balance, end of the year	$709,597	$1,615	$928,334	$1,072,131	$–	$2,711,677

	Year ended December 31, 2002
	Information Storage Products	Information Storage Services	Other Businesses	Total
Balance, beginning of the year	$186,741	$1,615	$–	$188,356
Goodwill acquired	5,091	–	–	5,091
Finalization of purchase price allocations	11,583	–	–	11,583

Balance, end of the year	$203,415	$1,615	$–	$205,030

C.    Restructuring and Other Special Charges

        During 2003, we recorded restructuring and other special charges primarily related to the acquisitions of LEGATO and Documentum. In 2002 and 2001, we implemented restructuring programs to reduce our cost structure and focus our resources on the highest potential growth areas of our business. The restructuring and other special charges were $66.3 million, $100.0 million and $825.1 million in 2003, 2002 and 2001, respectively. The 2003 charge consisted of $61.1 million associated primarily with the acquisitions consummated in the year and $35.0 million of additional restructuring costs associated with the 2002 restructuring program. Partially offsetting these costs in 2003 was a $29.8 million reduction in accruals from prior restructuring programs. The reductions resulted from management's decision to utilize a facility for Documentum, LEGATO and certain of our other operations that we had previously vacated. Additionally, we favorably resolved a previously recognized contractual obligation.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        The 2002 charges consisted of $149.8 million associated with the 2002 restructuring program and $11.8 million of additional restructuring costs associated with the 2001 restructuring program. Offsetting these costs in 2002 was a $61.6 million benefit resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001. The 2001 charge consisted of a $310.0 million provision for excess and obsolete inventory, $408.6 million for restructuring activities and $106.6 million for other than temporary declines in equity investments.

        The restructuring and other special charges have been classified within our statement of operations according to their related category. These categories are as follows (table in thousands):

	2003	2002	2001
Cost of sales	$–	$(61,558)	$320,066
Restructuring and other special charges	66,267	150,402	398,508
SG&A expenses	–	2,300	–
Other expense, net	–	8,920	106,560

Total	$66,267	$100,064	$825,134

        The detail on each of the charges and activity for each year is explained in the following sections.

2003 Restructuring Program

        In 2003, we recognized restructuring and other special charges of $61.1 million, primarily relating to the acquisitions of LEGATO and Documentum. Included in the charges are employee termination benefits, write-off of a duplicative software project and consolidation of excess facilities, which aggregated $31.9 million. The 2003 restructuring program impacted our information storage products and information storage services segments. The expected cash impact of the charge is $20.8 million, of which $3.9 million was paid in 2003. The restructuring and other special charges also included IPR&D charges of $19.6 million and $9.5 million associated with the acquisitions of LEGATO and Documentum, respectively. See Note B.

        The amounts charged against the provision established in 2003 are as follows (table in thousands):

2003 Category	Initial Provision	Utilization During 2003	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$18,557	$(3,861)	$14,696	$–
Asset impairment	10,515	(10,515)	–	10,515
Elimination of excess facilities	2,844	(582)	2,262	582

Total	$31,916	$(14,958)	$16,958	$11,097

  Worldwide Reduction in Force

        The 2003 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions. Approximately 48% of such employees were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region. As of December 31, 2003, approximately 125 employees had been terminated.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

  Asset impairment

        As a result of the LEGATO acquisition, we recognized an impairment charge of $10.5 million for a duplicative EMC software project. The impairment charge was equal to the amount by which the assets' carrying amount exceeded the present value of its estimated discounted cash flows. The impaired asset is classified within our information storage products segment.

  Elimination of excess facilities

        The 2003 restructuring program includes a charge of $2.8 million for the elimination of excess office space in the United Kingdom.

2002 Restructuring Program

        In the fourth quarter of 2002, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $140.9 million. The restructuring charge included employee termination benefits, consolidation of excess facilities, impairment of long-lived assets and contractual and other obligations for which we no longer derive an economic benefit. In addition, we recognized a charge of $8.9 million related to disposal of certain fixed assets which is classified within other expense, net, in our statement of operations.

        The amounts charged and adjusted against the provisions established in 2002 are as follows (tables in thousands):

2003 Category	Beginning Balance	Additions to the Provision During 2003	Utilization During 2003	Ending Balance
Workforce reduction	$22,121	$24,081	$(39,585)	$6,617
Consolidation of excess facilities	52,647	6,134	(21,594)	37,187
Contractual and other obligations	15,260	1,300	(11,685)	4,875

Total	$90,028	$31,515	$(72,864)	$48,679

2002 Category	Initial Provision	Utilization During 2002	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$44,478	$(22,357)	$22,121	$–
Consolidation of excess facilities	57,988	(5,341)	52,647	5,124
Asset impairment	21,487	(21,487)	–	21,487
Contractual and other obligations	16,921	(1,661)	15,260	–

Total	$140,874	$(50,846)	$90,028	$26,611

        The $24.1 million addition to the provision in 2003 for workforce reduction was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $6.1 million addition to the provision for the consolidation of excess facilities represents the charges for facilities being vacated, offset by the reversal of reserves related to the reactivation of facilities that had previously been vacated. The $1.3 million addition to the provision for contractual and other obligations represents incremental costs associated with previously established obligations.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

2001 Restructuring Program

        In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.1 million. The restructuring charges consisted of $111.5 million for employee termination benefits, $104.5 million related to the impairment of goodwill, purchased intangibles and other long-lived assets, $158.1 million to consolidate excess facilities and $34.5 million for other contractual obligations for which we will no longer derive an economic benefit. The other special charges included a provision for excess and obsolete inventory of $310.0 million and an other than temporary decline in certain equity investments of $106.6 million.

        The amounts charged and adjusted against the provisions established in 2001 are as follows (tables in thousands):

2003 Category	Beginning Balance	Adjustment to the Provision During 2003	Utilization During 2003	Ending Balance
Other contractual obligations	$3,063	$–	$(2,237)	$826
Consolidation of excess facilities	97,397	(10,196)	(26,822)	60,379

Total	$100,460	$(10,196)	$(29,059)	$61,205

2002 Category	Beginning Balance	Adjustment to the Provision During 2002	Utilization During 2002	Ending Balance
Workforce reduction	$48,149	$19,277	$(67,426)	$–
Other contractual obligations	23,645	(7,268)	(13,314)	3,063
Consolidation of excess facilities	127,487	(183)	(29,907)	97,397

Total	$199,281	$11,826	$(110,647)	$100,460

2001 Category	Initial Provision	Adjustment to the Provision During 2001	Utilization During 2001	Ending Balance
Workforce reduction	$111,459	$(18,280)	$(45,030)	$48,149
Impairment of goodwill, purchased intangibles and other long-lived assets	104,511	–	(104,511)	–
Other contractual obligations	34,468	(8,032)	(2,791)	23,645
Consolidation of excess facilities	158,137	26,312	(56,962)	127,487

Total	$408,575	$–	$(209,294)	$199,281

        The adjustment to the consolidation of excess facilities in 2003 related to the reactivation of a previously vacated facility. The adjustment to the provision for workforce reduction in 2002 was primarily attributable to the finalization of severance payments associated with reductions in force in foreign jurisdictions. The adjustment to the provision for other contractual obligations in 2002 resulted from favorable settlements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2003 Category	Beginning Balance		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$6,289	$(5,401)	$–	$–	$888
			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2002 Category	Beginning Balance		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$226,175	$(182,852)	$(37,034)	$–	$6,289
Excess and obsolete purchase obligations	29,292	(4,768)	(20,927)	(3,597)	–

Total	$255,467	$(187,620)	$(57,961)	$(3,597)	$6,289

			Reduction in Cost of Sales
		Inventory Scrapped and Charged Against the Reserve
2001 Category	Initial Provision		Inventory Sold	Favorable Vendor Settlements	Ending Balance
Excess and obsolete EMC owned inventory	$280,499	$(54,324)	$–	$–	$226,175
Excess and obsolete purchase obligations	29,500	(208)	–	–	29,292

Total	$309,999	$(54,532)	$–	$–	$255,467

  Other Charges

        In 2001, we recorded a pre-tax charge of $106.6 million for other than temporary declines in equity investments. These investments were in privately-held companies, primarily in the storage industry, many of which were in the start-up or development stage. These investments are carried at cost, subject to adjustment for impairment. Due to the continued global economic slowdown in 2001, as well as the downturn in the storage industry, we determined that the decline in these investments was other than temporary and recognized an impairment loss.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

  Impact of the 2002 and 2001 Restructuring Programs

        The 2002 and 2001 restructuring programs have been completed, although our ability to sell and sublet facilities is subject to appropriate market conditions. The expected cash impact of the charges is $402.1 million, of which $101.9 million was paid in 2003 and an aggregate of $190.3 million was paid in 2002 and 2001. The remaining accrual balances primarily relate to the consolidation of facilities that will be paid over the respective lease terms through 2012.

Other Restructuring Programs

        During 1999, we recorded a charge of $223.6 million relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General. In 1998, we recorded a charge of $135.0 million related to a Data General restructuring program and certain asset write-downs resulting from the program. During 2003, the Data General restructuring accrual was reduced by $16.1 million. The reduction resulted from management's decision to utilize a facility for Documentum, LEGATO and certain of our other operations that we had previously vacated. Additionally, we favorably resolved a previously recognized contractual obligation.

        The amounts charged against the established provisions for the 1999 and 1998 restructuring programs for each of the three years ended December 31, is as follows (table in thousands):

2003 Category	Beginning Balance	Adjustment to the Provision	Current Year Utilization	Ending Balance
Workforce reduction	$19,158	$(8,533)	$(4,800)	$5,825
Consolidation of excess facilities	14,607	(7,575)	(564)	6,468

Total	$33,765	$(16,108)	$(5,364)	$12,293

2002 Category
Workforce reduction	$19,265	$–	$(107)	$19,158
Consolidation of excess facilities	14,607	–	–	14,607

Total	$33,872	$–	$(107)	$33,765

2001 Category
Workforce reduction	$23,374	$–	$(4,109)	$19,265
Asset disposal and other exit costs	2,820	–	(2,820)	–
Consolidation of excess facilities	15,552	–	(945)	14,607

Total	$41,746	$–	$(7,874)	$33,872

        The remaining balance as of December 31, 2003 relates to a remaining lease obligation that will be paid through 2015 and executive severance.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

D.    Convertible Debt

        In April 2002, Documentum sold $125.0 million in senior convertible notes that mature on April 1, 2007 (the "Notes"), which we assumed in connection with our acquisition of Documentum in December 2003. The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled to convert the Notes, at any time before the close of business on April 1, 2007, subject to our prior redemption or repurchase of the Notes, into shares of our Common Stock at a conversion price of $13.80 per share. The Notes may be redeemed by us on or after April 5, 2005 at a price of 101.8% through April 1, 2006 and at a price of 100.9% from April 2, 2006 through March 31, 2007. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. The Notes have been recorded at their fair market value as of the date of the acquisition of Documentum with a portion allocated to the conversion component. The fair market value of the debt component of $130.0 million will be adjusted to the debt's face value of $125.0 million using the effective interest method through April 1, 2007. The fair market value of the conversion component of $26.3 million has been allocated to additional paid-in capital.

E.    Derivatives

        At December 31, 2003, the fair value of our derivatives resulted in both an unrealized gain of $9.8 million classified in other current assets and an unrealized loss of $7.3 million classified in accrued expenses. At December 31, 2002, the fair value of our derivatives resulted in unrealized losses of $17.4 million classified in accrued expenses and an unrealized gain of $3.2 million classified in other current assets.

        The following table summarizes activity in other comprehensive income (loss) related to derivatives held by us for 2003, 2002 and 2001 (table in thousands):

	2003	2002	2001
Unrealized gains (losses) on derivative instruments, beginning of year	$–	$89	$(4,105)
Add: increase (decrease) in fair value of derivatives	(15,574)	(10,630)	34,601
Less: gains (losses) reclassified into revenue or expenses	(15,574)	(10,541)	30,407

Unrealized gains on derivative instruments, end of year	$–	$–	$89

F.     Fair Value of Financial Instruments

  Fair Value

        The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, current portion of long-term debt and accounts and notes payable approximate fair value due to the short maturities of these instruments. The carrying amount reflected in our consolidated balance sheet for long-term convertible debt approximates its fair value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

  Investments

        The following tables summarize the composition of our available for sale short and long-term investments at December 31, 2003 and 2002 (tables in thousands):

	December 31, 2003
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$2,303,298	$2,308,869
U.S. corporate debt securities	1,369,701	1,379,402
Asset and mortgage-backed securities	854,731	856,771
Bank loans	384,447	386,488
Foreign debt securities	105,663	106,629

Total	$5,017,840	$5,038,159

	December 31, 2002
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$2,125,537	$2,160,977
U.S. corporate debt securities	968,001	994,557
Asset and mortgage-backed securities	755,859	765,345
Foreign debt securities	76,088	78,154

Total	$3,925,485	$3,999,033

        Gross unrealized gains on these investments were $29.1 million and $75.9 million at December 31, 2003 and 2002, respectively. Gross unrealized losses on these investments were $8.8 million and $2.4 million at December 31, 2003 and 2002, respectively. Gross realized gains on these investments were $48.1 million, $72.2 million and $53.7 million in 2003, 2002 and 2001, respectively. Gross realized losses on these investments were $17.6 million, $9.2 million and $8.3 million in 2003, 2002 and 2001, respectively.

        The effective maturities of investments held at December 31, 2003 and 2002 are as follows (tables in thousands):

	December 31, 2003
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$927,387	$928,248
Due after one year through 7 years	4,090,453	4,109,911

Total	$5,017,840	$5,038,159

	December 31, 2002
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$856,439	$864,743
Due after one year through 5 years	3,069,046	3,134,290

Total	$3,925,485	$3,999,033

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        The following table summarizes our strategic investments at December 31, 2003 and 2002 (table in thousands). The investments are classified within other assets, net in the balance sheet.

	December 31, 2003		December 31, 2002
	Cost	Market	Cost	Market
Strategic investments	$11,445	$11,527	$12,656	$13,941

        Gross unrealized gains on these investments were $0.1 million and $1.3 million at December 31, 2003 and 2002, respectively. Gross realized gains on these investments were $1.2 million, $0.8 million and $2.4 million in 2003, 2002 and 2001, respectively. Gross realized losses on these investments were $0, $6.3 million and $122.4 million in 2003, 2002 and 2001, respectively, including other-than-temporary impairments. See Note C.

G.    Inventories

        Inventories consist of (table in thousands):

	December 31, 2003	December 31, 2002
Purchased parts	$34,010	$9,560
Work-in-process	311,575	347,395
Finished goods	168,430	80,850

	$514,015	$437,805

H.    Notes Receivable

        Notes receivable are primarily from sales-type leases of our products. The payment schedule for such notes at December 31, 2003 is as follows (table in thousands):

2004	$68,617
2005	41,082
2006	47,931
2007	2,447
2008	351
Thereafter	293

Face value	160,721
Less amounts representing interest	(12,345)

Present value	148,376
Current portion	63,949

Long-term portion (included in other assets, net)	$84,427

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

        Actual cash collections may differ from amounts shown on the table due to early customer buyouts, trade-ins or refinancings. In addition, we may sell our notes receivable and underlying equipment associated with our sales-type leases to third parties.

I.     Property, Plant and Equipment

        Property, plant and equipment consists of (table in thousands):

	December 31, 2003	December 31, 2002
Furniture and fixtures	$140,354	$142,669
Equipment	1,719,108	1,669,535
Buildings and improvements	840,487	828,569
Land	105,033	103,939
Construction in progress	156,504	162,570

	2,961,486	2,907,282
Accumulated depreciation	(1,351,304)	(1,282,886)

	$1,610,182	$1,624,396

        Construction in progress and land owned at December 31, 2003 include $95.5 million and $6.0 million, respectively, of facilities under construction that we are holding for future use. Depreciation expense was $391.0 million, $495.3 million and $462.2 million in 2003, 2002 and 2001, respectively.

J.    Accrued Expenses

        Accrued expenses consist of (table in thousands):

	December 31, 2003	December 31, 2002
Salaries and benefits	$367,067	$297,386
Product warranties	118,816	104,258
Restructuring (See Note C)	139,135	224,253
Other	384,678	322,460

	$1,009,696	$948,357

Product Warranties

        Systems sales include a standard product warranty. At the time of the sale, we accrue for systems' warranty costs. Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period. The initial systems' warranty accrual is based upon our historical experience and specific identification of systems' requirements. The amounts charged and accrued against the warranty reserve are as follows (table in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of the year	$104,258	$118,347	$107,266
Current year accrual	90,444	50,275	83,927
Amounts charged to the accrual	(75,886)	(64,364)	(72,846)

Balance, end of the year	$118,816	$104,258	$118,347

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The current year accrual includes amounts accrued for systems at the time of shipment, adjustments within the year for changes in estimated costs for warranties on systems shipped in the year and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components.

K.    Income Taxes

        Our provision (benefit) for income taxes consists of (table in thousands):

	2003	2002	2001
Federal
Current	$21,550	$(228,828)	$(36,440)
Deferred	20,432	27,958	(221,598)

	41,982	(200,870)	(258,038)

State
Current	(19,343)	(3,564)	344
Deferred	(5,295)	7,830	(14,690)

	(24,638)	4,266	(14,346)

Foreign
Current	91,776	11,144	194,209
Deferred	(34,205)	7,679	8,852

	57,571	18,823	203,061

Total provision (benefit) for income taxes	$74,915	$(177,781)	$(69,323)

        The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision (benefit) to the statutory federal tax rate is as follows:

	2003	2002	2001
Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State taxes (benefit), net of federal taxes (benefit)	(4.2)	1.8	(3.0)
International related tax items	(17.0)	(12.9)	38.9
Reduction of deferred tax assets due to liquidation of subsidiaries	3.5	6.1	9.8
U.S. tax credits	(1.2)	(4.2)	(0.3)
Valuation allowance	(5.1)	(10.5)	(4.4)
Acquisition and merger contingencies	(5.9)	(4.5)	(17.5)
Permanent items, including IPR&D charges in 2003	6.3	(1.5)	(1.6)
Other	1.7	0.7	1.1

	13.1%	(60.0)%	(12.0)%

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For 2003, the income tax rate was favorably impacted by the resolution of several tax matters which aggregated $80.9 million and the mix of income attributable to foreign versus domestic jurisdictions. In 2002, the income tax rate was favorably impacted by the resolution of international tax matters which aggregated $67.7 million; such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other international matters. In 2001, as a result of the favorable resolution of a merger-related contingency, we recognized a benefit of $133.2 million; the benefit was partially offset by providing for the potential tax consequences resulting from audits in several jurisdictions.

        The components of the current and noncurrent deferred tax assets, net are as follows (table in thousands):

	December 31, 2003	December 31, 2002
Current deferred tax assets:
Accounts and notes receivable	$48,694	$51,169
Inventory	51,508	45,075
Accrued expenses	76,110	74,227
Deferred revenue	92,571	62,414
Other	2,863	17,312

Total current deferred tax assets	$271,746	$250,197

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	$10,561	$16,282
Intangible and other assets, net	(163,069)	(20,604)
Equity	13,334	18,063
Other noncurrent liabilities	8,380	(108,152)
Credit carryforwards	38,724	3,680
Net operating loss carryforwards	237,617	170,774
Valuation allowance	(60,085)	(64,148)
Other comprehensive loss	(13,443)	28,031

Total noncurrent deferred tax assets	$72,019	$43,926

        We have federal and foreign net operating loss carryforwards of $647.4 million, portions of which are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. tax purposes and similar provisions under other country's tax laws. Certain net operating losses will begin to expire in 2004, while others have an unlimited carryforward period. The valuation allowance decreased from $64.1 million at December 31, 2002 to $60.1 million at December 31, 2003. The decrease was attributable to net operating losses of foreign subsidiaries that were eliminated as a result of liquidating these entities and realizing capital loss carryforwards. The decrease was partially offset by an increase in the valuation allowance associated with acquired deferred tax assets. The valuation allowance at December 31, 2003 primarily relates to foreign subsidiaries' deferred tax assets, capital loss carryforwards and domestic net operating loss and tax credit carryforwards. A valuation allowance of $14.9 million has been established for certain deferred tax assets associated with acquisitions. Upon realization, the reduction in the valuation allowance will be recognized as a reduction to goodwill.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $3,188.8 million and $2,729.4 million at December 31, 2003 and 2002, respectively, and consisted of undistributed earnings permanently invested in these entities. The unrecognized deferred tax liability associated with these unremitted earnings is approximately $840.4 million and $729.7 million as of December 31, 2003 and 2002, respectively. Income before income taxes from foreign operations for 2003, 2002 and 2001 was $343.9 million, $161.3 million and $79.3 million, respectively.

L.    Retirement Plans and Retiree Medical Benefits

  401(k) Plan

        We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. At the end of each calendar quarter, we make a cash contribution that matches 100% of the employee's contribution up to 3% of the employee's quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, in succeeding quarters, we provide an additional matching contribution of 1% of the employee's quarterly compensation up to a maximum quarterly matching contribution not to exceed 6% of compensation or $750 per person per quarter. Our contribution amounted to $26.0 million in 2003, $26.5 million in 2002 and $28.4 million in 2001.

        Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee's maximum investment allocation in the EMC stock fund to 30% of their total contribution. Our matching contribution mirrors the investment allocation of the employee's contribution.

  Defined Benefit Pension Plans

        We have a noncontributory defined benefit pension plan which was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the U.S. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees. All of these plans have been frozen; therefore, such employees no longer accrue pension benefits for future services.

        Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. Prior service cost is amortized over the average remaining service period of employees expected to receive benefits under the plan. Funds contributed to the plans are invested primarily in common stock, bonds and cash equivalent securities. The measurement date for the plans is December 31.

        Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2003, the Data General U.S. pension plan held $0.6 million of our Common Stock.

        The Data General U.S. pension plan, U.S. supplemental retirement benefit plan and certain foreign retirement plans (the "Pension Plans") are summarized in the following tables.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31, 2003	December 31, 2002
Benefit obligation at beginning of year	$326,753	$291,419
Service cost	–	732
Interest cost	17,913	20,108
Participant contributions	–	254
Foreign exchange loss	5,665	5,406
Curtailment gain	–	(3,812)
Benefits paid	(8,150)	(7,574)
Settlement payments	(41,769)	(398)
Actuarial loss	6,397	20,618

Benefit obligation at end of year	$306,809	$326,753

        The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31, 2003	December 31, 2002
Fair value of plan assets at beginning of year	$201,691	$228,624
Actual return (loss) on plan assets	62,905	(35,734)
Employer contributions	107,427	12,331
Participant contributions	–	254
Foreign exchange gain	4,309	4,188
Benefits paid	(8,150)	(7,574)
Settlement payments	(41,769)	(398)

Fair value of plan assets at end of year	$326,413	$201,691

        In January 2003, we contributed an additional $107.4 million to the U.S. pension plan. We do not expect to make any contributions to the Pension Plans in 2004. In January 2003, we settled the United Kingdom pension plan, which resulted in a disbursement of $41.6 million.

        The funded status of the Pension Plans is as follows (table in thousands):

	December 31, 2003	December 31, 2002
Funded status	$19,604	$(125,062)
Unrecognized actuarial loss	106,053	146,031
Unrecognized transition asset	(1,463)	(2,318)

Net amount recognized at year end	$124,194	$18,651

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Amounts recognized in the balance sheet consist of the following (table in thousands):

	December 31, 2003	December 31, 2002
Prepaid benefit cost	$124,390	$–
Accrued benefit liability	(196)	(125,029)
Accumulated other comprehensive loss	–	143,680

Net amount recognized at year end	$124,194	$18,651

        The components of net periodic benefit cost of the Pension Plans are as follows (table in thousands):

	2003	2002	2001
Service cost	$–	$732	$1,580
Interest cost	17,913	20,108	19,058
Expected return on plan assets	(21,954)	(20,467)	(20,969)
Amortization of transition asset	(853)	(839)	(829)
Recognized actuarial loss	7,804	3,089	735
Curtailment, net of settlements	(1,165)	401	138

Net periodic benefit cost (credit)	$1,745	$3,024	$(287)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets were $326.8 million, $326.8 million and $201.7 million, respectively, measured as of December 31, 2002.

        The weighted-average assumptions used in the Pension Plans to determine benefit obligations at December 31 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Discount rate	6.1%	6.4%	7.0%
Expected long-term rate of return on plan assets	8.2%	8.4%	8.6%
Rate of compensation increase	N/A	N/A	3.8%

        The weighted-average assumptions used in the Pension Plans to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Discount rate	6.5%	7.0%	7.2%
Expected long-term rate of return on plan assets	8.2%	8.4%	8.6%
Rate of compensation increase	N/A	N/A	N/A

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The expected long-term rate of return on plan assets considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The weighted average asset allocations are as follows:

	December 31, 2003	December 31, 2002
Equity securities	75%	70%
Debt securities	25	29
Other	–	1

Total	100%	100%

        The target allocation of the assets in the Pension Plans at December 31, 2003 consisted of equity securities of 72%, debt securities of 27% and other investments of 1%.

        Our Pension Plan assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

        The benefit payments are expected to be paid in the following years (table in thousands):

2004	$8,511
2005	9,027
2006	9,615
2007	10,458
2008	11,305
Years 2009 - 2013	77,472

  Post Retirement Medical and Life Insurance Plan

        Our post-retirement benefit plan, which was assumed in connection with the acquisition of Data General, provides certain medical and life insurance benefits for retired former Data General employees. With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent costs less a fixed EMC contribution which is dependent on the participant's length of service and Medicare eligibility. Benefits are continued to dependents of eligible retiree participants for 39 weeks after the death of the retiree. The life insurance benefit plan is noncontributory. Funds contributed to the plan are invested primarily in common stocks, mutual funds and cash equivalent securities. The measurement date for the plan is December 31.

        The components of the change in benefit obligation are as follows (table in thousands):

	December 31, 2003	December 31, 2002
Benefit obligation at beginning of year	$6,102	$5,521
Interest cost	303	416
Benefits paid	(567)	(556)
Actuarial (gain) loss	(1,016)	721

Benefit obligation at end of year	$4,822	$6,102

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows (table in thousands):

	December 31, 2003	December 31, 2002
Fair value of plan assets at beginning of year	$299	$337
Actual return on plan assets	58	(38)
Employer contributions	567	556
Benefits paid	(567)	(556)

Fair value of plan assets at end of year	$357	$299

        We expect to contribute $0.6 million to the plan in 2004.

        The funded status of the plan is as follows (table in thousands):

	December 31, 2003	December 31, 2002
Funded status	$(4,465)	$(5,803)
Unrecognized actuarial gain	(1,172)	(177)
Unrecognized prior service credit	(1,249)	(1,350)

Accrued benefit liability	$(6,886)	$(7,330)

        The components of net periodic benefit cost are as follows (table in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Interest cost	$303	$416	$363
Expected return on plan assets	(24)	(30)	(31)
Amortization of prior service cost	(101)	(101)	(101)
Recognized actuarial gain	(55)	–	(43)

Net periodic benefit cost	$123	$285	$188

        The impact of Medicare reform related to prescription drug coverage has not been reflected in the benefit obligation as of December 31, 2003 or the periodic benefit cost for the year ended December 31, 2003. We will reflect this reform when the FASB issues more guidance; however, we anticipate the impact on the post-retirement medical and life insurance plan to be immaterial.

        The weighted-average assumptions used in the plan to determine benefit obligations at December 31 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Discount rate	6.1%	6.5%	7.3%
Expected long-term rate of return on plan assets	8.3%	9.0%	9.0%
Rate of compensation increase	N/A	N/A	N/A

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The weighted-average assumptions used in the plan to determine net pension benefit cost for the years ended December 31 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Discount rate	6.5%	7.3%	7.5%
Expected long-term rate of return on plan assets	8.3%	9.0%	9.0%
Rate of compensation increase	N/A	N/A	N/A

        The assumed health care cost trend rate for the plan is as follows:

	December 31, 2003	December 31, 2002
Health care cost trend rate assumed for next year	11.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2010

        The effects of a one percent change in the assumed health care cost trend rates are as follows (table in thousands):

	1% increase	1% decrease
Effect on total service and interest cost components for 2003	$3	$(3)
Effect on year-end post retirement obligation	54	(48)

        The weighted average asset allocations are as follows:

	December 31, 2003	December 31, 2002
Equity securities	75%	70%
Debt securities	25	29
Other	–	1

Total	100%	100%

        The target allocation of the assets in the plan as of December 31, 2003 consisted of equity securities of 72%, debt securities of 27% and other investments of 1%.

        The plan assets are managed by outside investment managers. Our investment strategy with respect to the plan is to maximize returns while preserving principal.

        The benefit payments are expected to be $0.6 million in 2004. Payments for future years have not been determined.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.   Commitments and Contingencies

  Operating Lease Commitments

        We lease office and warehouse facilities and equipment under various operating leases. Rent expense was $203.3 million, $211.2 million and $266.5 million in 2003, 2002 and 2001, respectively. Our commitments under our operating leases, including facilities to be sublet (see Note C), are as follows (table in thousands):

2004	$176,045
2005	122,244
2006	83,132
2007	57,033
2008	44,825
Thereafter	105,833

Total minimum lease payments	$589,112

  Lines of Credit

        We have available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil. As of December 31, 2003, we had $1.2 million outstanding on our line of credit in Brazil and there were no borrowings outstanding on our line of credit in the United States. The U.S. credit line bears interest at the bank's base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. The Brazilian credit line bears interest at the rate quoted by the lender (18.8% at December 31, 2003) and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2003, we were in compliance with the covenants. The Brazilian credit line is denominated in local currency and as such, bears an interest rate commensurate with local currency short-term interest rates.

  Guarantees and Indemnification Obligations

        EMC's subsidiaries have entered into arrangements with financial institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $32.7 million as of December 31, 2003. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. We have also agreed to guarantee our Brazilian subsidiary's $50.0 million line of credit.

        We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent or copyright. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for certain matters, such as acts and omissions of EMC, its employees, agents or representatives.

        We have procurement or license agreements with respect to technology that is used in our products and agreements in which we obtain rights to a product from an OEM. Under certain of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.

        We have agreed to indemnify the directors and executive officers of EMC Corporation and our subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer.

        In connection with certain acquisitions, we have agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company's by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. In a substantial majority of instances, we have maintained the acquired company's directors' and officers' insurance, which should enable us to recover a portion of any future amounts paid. In connection with certain dispositions, we have agreed to indemnify the buyer for certain matters, such as breaches of representations and warranties. These indemnities vary in length of time.

        Based upon our historical experience and information known as of December 31, 2003, we believe our liability on the above guarantees and indemnities at December 31, 2003 is immaterial.

  Litigation

        On September 30, 2002, Hewlett-Packard Company ("HP") filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP's claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

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

        We are a party (either as plaintiff or defendant) to various other patent litigation matters, including certain matters which we assumed in connection with our acquisitions of LEGATO and VMware.

        We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N.    Stockholders' Equity

  Common Stock Repurchase Program

        In May 2001, our Board of Directors authorized the repurchase of up to 50.0 million shares of Common Stock. In October 2002, our Board of Directors authorized the repurchase of an additional 250.0 million shares of Common Stock. The purchased shares will be available for various corporate purposes, including for use in connection with stock option and employee stock purchase plans. We utilize the cost method to account for the purchase of treasury stock, which presents the aggregate cost of reacquired shares as a component of stockholders' equity. As of December 31, 2003, we had reacquired 62.1 million shares at a cost of $509.2 million.

  Net Income (Loss) Per Share

        Calculation of diluted per share earnings (loss) is as follows (table in thousands, except per share amounts):

	2003	2002	2001
Net income (loss)	$496,108	$(118,706)	$(507,712)
Weighted average common shares outstanding	2,211,544	2,206,294	2,211,273
Weighted common stock equivalents	26,112	–	–

Total weighted average shares	2,237,656	2,206,294	2,211,273

Net income (loss) per share, diluted	$0.22	$(0.05)	$(0.23)

        Options to acquire 92.0 million, 177.6 million and 151.6 million shares of Common Stock as of December 31, 2003, 2002 and 2001, respectively were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The convertible debt (see Note D) was also excluded from the calculation of diluted earnings per share in 2003 because of its antidilutive effect.

  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), which is presented net of tax, consists of the following (table in thousands):

	December 31, 2003	December 31, 2002
Foreign currency translation adjustments, net of taxes (benefit) of $5,737 and $(1,940)	$(10,873)	$(11,941)
Equity adjustment for minimum pension liability, net of tax benefit of $0 and $53,880	–	(89,800)
Unrealized gains on investments, net of taxes of $7,706 and $27,789	13,070	48,253

	$2,197	$(53,488)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Reclassification adjustments between other comprehensive income (loss) and the statement of operations, consist of the following (table in thousands):

	Year Ended December 31,
	2003	2002	2001
Realized gains on investments, net of taxes of $5,461, $16,397 and $8,223	$25,039	$47,403	$23,737
Realized gains (losses) on derivatives, net of taxes (benefit) of $(1,557), $(1,054) and $8,210	(14,017)	(9,487)	22,197

  Preferred Stock

        Our Series Preferred Stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our stockholders.

  Stock Option Plans

        In May 2003, our stockholders approved the EMC Corporation 2003 Stock Plan (the "2003 Plan"). The 2003 Plan provides for the grant of stock options, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options expire no later than ten years after the date of grant. Restricted stock is Common Stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of Common Stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock or restricted stock units that vest by the passage of time only will not vest fully in less than three years after the date of grant. A total of 50.0 million shares of Common Stock have been reserved for issuance under the 2003 Plan, of which no more than 10.0 million shares of Common Stock may be issued pursuant to awards of restricted stock or restricted stock units.

        In addition, we have three stock option plans (the "1985 Plan", the "1993 Plan", and the "2001 Plan"). A total of 548.0 million shares of Common Stock have been reserved for issuance under the plans. Under the terms of each of the plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of the Common Stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16"), not less than par value which is $.01 per share, and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.

        In 2003, 2,207,500 shares of restricted stock were granted to certain employees under the 2003 Plan. Of the shares granted, 42,500 shares vest ratably over three years. The remaining shares vest at the end of five years; however, in the event that certain performance-related criteria are met, the vesting accelerates. The grants have been recorded as deferred compensation and are being amortized over the vesting periods of the awards.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In 2003, options to purchase 75,000 shares of Common Stock with an exercise price of $.01 per share were granted to an employee. The options were exercisable on the date of grant and were exercised. The shares of Common Stock issued upon exercise are subject to certain restrictions on transfer and repurchase by EMC upon certain events which lapse on the fifth anniversary of the grant date. Discounts from fair value have been recorded as deferred compensation and are being amortized over a five-year vesting period; however, in the event that certain performance-related criteria are met, the vesting accelerates.

        In 2002, performance-related options to purchase 2,063,000 shares of Common Stock were granted at $7.70 per share, the fair market value on the date of grant, to certain employees. The options vest ratably over five years; however, in the event that certain performance-related criteria are met, the vesting accelerates.

        In 2001, options to purchase 402,000 shares of Common Stock with an exercise price of $.01 per share were granted to certain employees. Discounts from fair market value have been recorded as deferred compensation and are being amortized over the three-year vesting periods of the options.

        In 2001, performance-related options to purchase 3,497,000 shares of Common Stock were granted at $36.66 per share, the fair market value on the date of grant, to certain employees. The options vest ratably over five years; however, in the event that certain performance-related criteria are met, the vesting accelerates.

        We have a stock option plan that provides for the grant of stock options to members of our Board of Directors (the "Directors Plan"). A total of 14.4 million shares of Common Stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the fair market value of Common Stock on the date of grant.

        At December 31, 2003, there was an aggregate of approximately 41.4 million shares available for issuance pursuant to future option grants under the 1985 Plan, the 1993 Plan, the 2001 Plan, the 2003 Plan and the Directors Plan. Except as noted above, options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant.

        We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Activity under all stock option plans for the three years ended December 31, 2003 is as follows (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2001	104,682	$29.01
Options relating to business acquisitions	46	8.28
Granted	84,701	22.69
Canceled	(13,687)	40.52
Exercised	(24,118)	3.55

Outstanding, December 31, 2001	151,624	28.50
Granted	52,414	7.24
Canceled	(21,857)	30.99
Exercised	(4,581)	4.25

Outstanding, December 31, 2002	177,600	22.56
Options relating to business acquisitions	53,804	9.30
Granted	37,132	12.71
Canceled	(7,555)	27.83
Exercised	(6,407)	6.19

Outstanding, December 31, 2003	254,574	$18.56

        Summarized information about stock options outstanding at December 31, 2003 is as follows (shares in thousands):

				Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Price
$0.01 - $4.12	12,196	4.4	$2.46	10,266	$2.45
4.13 - 9.27	79,531	7.6	6.15	32,027	6.27
9.28 - 13.91	94,718	8.0	12.15	32,583	11.55
13.92 - 20.87	14,160	7.2	16.96	7,373	16.95
20.88 - 31.31	2,489	5.0	26.78	2,298	26.81
31.32 - 46.97	28,835	6.7	35.10	13,902	34.16
46.98 - 70.46	6,552	6.1	60.01	3,904	59.97
70.47 - 90.00	16,093	6.7	83.43	8,978	84.06

Totals	254,574	7.4	$18.56	111,331	$20.31

        There were 111.3 million, 51.6 million and 31.0 million outstanding options that were exercisable at December 31, 2003, 2002 and 2001, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Employee Stock Purchase Plan

        Under our 1989 Employee Stock Purchase Plan (the "1989 Plan"), eligible employees may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. In May 2003, our stockholders approved an amendment to the 1989 Plan to increase the number of shares available for grant under the 1989 Plan to 73.0 million shares from 58.0 million shares. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. Grants for the last three years are as follows (shares in thousands):

	2003	2002	2001
Shares	10,155	11,012	5,909
Weighted average exercise price	$6.69	$5.81	$15.72
Weighted average fair value	$2.40	$2.09	$6.04

O.    Related Party Transactions

        We have retained a company owned by the brother and uncle of members of our Board of Directors as a broker to provide various forms of corporate insurance. We paid such company approximately $8,000, $0.6 million and $1.6 million in 2003, 2002 and 2001, respectively. Such amounts include broker's fees of $75,000 and $35,000 in 2002 and 2001, respectively.

        In 2003, 2002 and 2001, we leased certain real estate from a company owned by a member of our Board of Directors and such director's siblings, for which payments aggregated $2.5 million, $2.2 million and $2.4 million, respectively. Such leases were assumed by us as a result of our acquisition of Data General in 1999.

        We purchased from two companies, upgrades to and licenses to, software products, for which payments aggregated approximately $0.3 million and $0.1 million in 2003 and 2002, respectively. A member of our Board of Directors is Chairman of the Board of Directors of one of the companies and is the managing partner and general partner in a limited partnership which is currently a stockholder of both such companies.

        We believe that the terms of each of these arrangements described above were fair and not less favorable to us than could have been obtained from unaffiliated parties.

P.     Risks and Uncertainties

        Our future results of operations involve a number of risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, adverse changes in general economic or market conditions; delays or reductions in information technology spending; risks associated with strategic investments and acquisitions; competitive factors, including but not limited to pricing pressures; the relative and varying rates of product price and component cost declines and the volume and mixture of product and services revenues; component quality and availability; the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; insufficient, excess or obsolete inventory; war or acts of terrorism; the ability to attract and retain highly qualified employees; fluctuating currency exchange rates; risks associated with litigation; and other one-time events and other important factors disclosed previously and from time to time in our filings with the SEC.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q.    Segment Information

        We operate in the following segments: information storage products, information storage services, Documentum products and services, LEGATO products and services and other businesses. The following table presents the revenue components for information storage products (table in thousands):

	2003	2002	2001
Information storage systems	$3,314,686	$2,985,300	$4,307,244
Information storage software	1,343,569	1,233,093	1,560,022

Total information storage products	$4,658,255	$4,218,393	$5,867,266

        Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate SG&A or R&D expenses to each segment, as management does not use this information to measure the performance of the operating segments. The revenues and gross profit attributable to these segments are included in the following table (table in thousands):

2003	Information Storage Products	Information Storage Services	Documentum Products and Services	LEGATO Products and Services	Other Businesses	Consolidated
Revenues	$4,658,255	$1,371,012	$30,731	$77,299	$99,511	$6,236,808
Gross profit	2,002,069	700,031	26,449	60,046	53,463	2,842,058
Gross profit percentage	43.0%	51.1%	86.1%	77.7%	53.7%	45.6%
2002
Revenues	$4,218,393	$1,078,367	$–	$–	$141,592	$5,438,352
Gross profit	1,542,728 (1)	449,299	–	–	65,257	2,057,284 (1)
Gross profit percentage	36.6%	41.7%	–	–	46.1%	37.8%
2001
Revenues	$5,867,266	$972,274	$–	$–	$251,093	$7,090,633
Gross profit	2,697,936 (2)	373,294	–	–	92,427	3,163,657 (2)
Gross profit percentage	46.0%	38.4%	–	–	36.8%	44.6%

(1)
Excludes the benefit of $61.6 million related to the sale of previously identified obsolete inventory as management does not include these costs in its evaluation of segment performance. See Note C.

(2)
Excludes $320.1 million provision for excess and obsolete inventory and impaired capitalized software as management does not include these costs in its evaluation of segment performance. See Note C.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2003	2002	2001
United States	$3,627,503	$3,147,613	$4,032,190
Other North America	113,156	77,755	153,214

Total North America	3,740,659	3,225,368	4,185,404
Europe, Middle East, Africa	1,645,053	1,327,810	1,774,889
Asia Pacific	709,433	769,788	893,373
Latin America	141,663	115,386	236,967

Total International	2,496,149	2,212,984	2,905,229

Total	$6,236,808	$5,438,352	$7,090,633

        No country other than the United States accounted for 10% or more of revenues in 2003, 2002 or 2001.

        Long-lived assets, excluding financial instruments, intangible assets, and deferred tax assets, in the United States were $1,405.4 million at December 31, 2003, $1,419.6 million at December 31, 2002 and $1,551.5 million at December 31, 2001. No country other than the United States accounted for 10% or more of these assets at December 31, 2003, 2002 or 2001. Long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, internationally were $204.8 million at December 31, 2003, $204.8 million at December 31, 2002 and $275.8 million at December 31, 2001.

R.    Selected Quarterly Financial Data (unaudited)

        Quarterly financial data for 2003 and 2002 is as follows (tables in thousands, except per share amounts):

2003	Q1 2003	Q2 2003	Q3 2003	Q4 2003
Revenues	$1,384,151	$1,479,300	$1,510,847	$1,862,510
Gross profit	597,821	644,082	675,117	925,038
Net income	35,183	81,739	159,089	220,097
Net income per share, diluted	$0.02	$0.04	$0.07	$0.09
2002	Q1 2002	Q2 2002	Q3 2002	Q4 2002
Revenues	$1,301,978	$1,387,538	$1,259,438	$1,489,398
Gross profit	501,045	556,401	473,629	587,767
Net income (loss)	(76,859)	808	21,261	(63,916)
Net income (loss) per share, diluted	$(0.03)	$0.00	$0.01	$(0.03)

        Quarterly financial data for the fourth quarter of 2003 includes an after-tax restructuring and other special charge of $38.5 million or $0.02 per diluted share.

        Quarterly financial data for the fourth quarter of 2002 includes an after-tax restructuring and other special charge of $116.7 million or $0.05 per diluted share.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S.     Subsequent Event

Acquisition of VMware, Inc.

        In December 2003, we entered into a definitive agreement to acquire all of the outstanding stock of VMware, Inc. ("VMware") in a cash transaction valued at approximately $625 million. VMware's technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruptions. The acquisition was completed on January 8, 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2003. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        We have a code of ethics that applies to all of our employees and non-employee directors. This code (available on our website) satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. We intend to disclose on our website at www.emc.com amendments to, and, if applicable, waivers of, our code of ethics.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the Proxy Statement and included in Note O to our Consolidated Financial Statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

        3.     Exhibits

        See Index to Exhibits on page 103 of this report.

        The exhibits are filed with or incorporated by reference in this report.

          (b)   Reports on Form 8-K.

        On October 14, 2003, we filed a Current Report on Form 8-K pursuant to Item 12 regarding the press release relating to our preliminary financial results for the quarter ended September 30, 2003.

        On October 14, 2003, we filed a Current Report on Form 8-K reporting under Item 5 the announcement of the execution of an Agreement and Plan of Merger dated as of October 13, 2003 by and among EMC Corporation, Elite Merger Corporation and Documentum, Inc.

        On October 16, 2003, we filed a Current Report on Form 8-K pursuant to Item 12 regarding the press release relating to our financial results for the quarter ended September 30, 2003.

        On October 21, 2003, we filed a Current Report on Form 8-K reporting under Item 2 the closing of the acquisition of LEGATO Systems, Inc.

        On December 16, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 regarding the press release relating to the announcement of a definitive agreement for EMC Corporation to acquire VMware, Inc.

        On December 19, 2003, we filed a Current Report on Form 8-K reporting under Item 2 the closing of the acquisition of Documentum, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2004.

EMC CORPORATION
By:	/s/ JOSEPH M. TUCCI Joseph M. Tucci President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 2, 2004.

Signature	Title
/s/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Chairman of the Board of Directors
/s/ JOSEPH M. TUCCI Joseph M. Tucci	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARK A. LINK Mark A. Link	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ MICHAEL J. CRONIN Michael J. Cronin	Director
/s/ GAIL DEEGAN Gail Deegan	Director
/s/ JOHN R. EGAN John R. Egan	Director
/s/ W. PAUL FITZGERALD W. Paul Fitzgerald	Director
/s/ WINDLE B. PRIEM Windle B. Priem	Director
/s/ DAVID N. STROHM David N. Strohm	Director
/s/ ALFRED M. ZEIEN Alfred M. Zeien	Director

Exhibit Index

        The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (4)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (4)
10.4*	EMC Corporation 2001 Stock Option Plan. (4)
10.5*	EMC Corporation 2003 Stock Plan. (5)
10.6*	EMC Corporation Executive Deferred Compensation Plan, as amended. (4)
10.7*	Form of Severance Agreement for the Named Executive Officers. (6)
10.8	Form of Indemnification Agreement for executive officers. (7)
14.1	EMC Corporation Business Conduct Guidelines (Code of Ethics). (7)
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Accountants (filed herewith).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(2)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 17, 2000 (No. 1-9853).

(3)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(4)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)
Incorporated by reference to EMC Corporation's Definitive Proxy Statement on Schedule 14A filed March 21, 2003 (No. 33-03656).

(6)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed March 22, 2002 (No. 1-9853).

(7)
Incorporated by reference to EMC Corporation's Annual Report of Form 10-K filed March 18, 2003 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2003 allowance for doubtful accounts	$50,551	$1,761	$–	$(12,830)	$39,482
Year ended December 31, 2002 allowance for doubtful accounts	36,169	35,171	–	(20,789)	50,551
Year ended December 31, 2001 allowance for doubtful accounts	38,560	32,711	–	(35,102)	36,169
Description	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction (Increase) in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Year ended December 31, 2003 allowance for sales returns	$127,941	$(19,417)	$–	$(47,711)	$60,813
Year ended December 31, 2002 allowance for sales returns	121,776	158,640	–	(152,475)	127,941
Year ended December 31, 2001 allowance for sales returns	98,352	635,950	–	(612,526)	121,776
Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts*	Decrease in Tax Valuation Allowance	Balance at End of Period
Year ended December 31, 2003 income tax valuation allowance	$64,148	$17,629	$14,921	$(36,613)	$60,085
Year ended December 31, 2002 income tax valuation allowance	95,237	8,953	–	(40,042)	64,148
Year ended December 31, 2001 income tax valuation allowance	120,609	39,233	–	(64,605)	95,237

* Amount represents valuation allowances recognized in connection with business combinations.

S-1

3337-AR-04

QuickLinks

EMC CORPORATION
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENT OF MANAGEMENT RESPONSIBILITY
REPORT OF INDEPENDENT AUDITORS
EMC CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
EMC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
EMC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
EMC CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
EMC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EMC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EMC CORPORATION AND SUBSIDIARIES SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS (in thousands)