Form 10-Q
period 2004-03-31
EMC CORP
filed 2004-05-03
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: March 31, 2004	Commission File Number 1-9853

EMC CORPORATION
 (Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

          The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2004 was 2,420,110,045.

EMC CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,513,441	$1,869,426
Short-term investments	981,298	928,248
Accounts and notes receivable, less allowance for doubtful accounts of $41,946 and $39,482	994,407	952,421
Inventories	545,502	514,015
Deferred income taxes	276,819	271,746
Other current assets	127,335	151,448

Total current assets	4,438,802	4,687,304
Long-term investments	4,190,285	4,109,911
Property, plant and equipment, net	1,593,939	1,610,182
Intangible assets, net	562,908	475,295
Other assets, net	457,462	426,472
Goodwill, net	3,225,283	2,711,677
Deferred income taxes	33,582	72,019

Total assets	$14,502,261	$14,092,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$4,212	$7,104
Accounts payable	439,857	414,251
Accrued expenses	964,754	1,009,696
Income taxes payable	448,307	436,434
Deferred revenue	839,685	679,044

Total current liabilities	2,696,815	2,546,529
Long-term convertible debt	129,587	129,966
Deferred revenue	513,171	451,296
Other liabilities	84,286	80,348
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,485,292 and 2,476,821 shares	24,853	24,768
Additional paid-in capital	7,024,136	6,894,823
Deferred compensation	(127,083)	(94,068)
Retained earnings	4,705,962	4,566,157
Accumulated other comprehensive income, net	4,247	2,197
Treasury stock, at cost; 65,182 and 62,082 shares	(553,713)	(509,156)

Total stockholders’ equity	11,078,402	10,884,721

Total liabilities and stockholders’ equity	$14,502,261	$14,092,860

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Revenues:
Product sales	$1,378,596	$1,050,978
Services	493,033	333,173

	1,871,629	1,384,151
Costs and expenses:
Cost of product sales	705,946	613,344
Cost of services	228,014	172,986
Research and development	204,596	180,414
Selling, general and administrative	534,625	384,551
Restructuring and other special charges	28,228	20,523

Operating income	170,220	12,333
Investment income	41,030	53,137
Interest expense	(1,973)	(864)
Other expense, net	(5,777)	(5,710)

Income before taxes	203,500	58,896
Income tax provision	63,695	23,713

Net income	$139,805	$35,183

Net income per weighted average share, basic	$0.06	$0.02

Net income per weighted average share, diluted	$0.06	$0.02

Weighted average shares, basic	2,415,550	2,186,771

Weighted average shares, diluted	2,467,209	2,199,955

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net income	$139,805	$35,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,039	137,246
Non-cash restructuring and other special charges	16,129	4,785
Amortization of deferred compensation	13,755	2,547
Provision for doubtful accounts	1,243	5,225
Deferred income taxes, net	5,223	2,139
Tax benefit from stock options exercised	22,194	—
Other	—	(31)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(26,088)	98,431
Inventories	(24,419)	(127,685)
Other assets	7,110	(19,827)
Accounts payable	21,380	20,813
Accrued expenses	(52,477)	(34,187)
Income taxes payable	(3,734)	19,725
Deferred revenue	158,457	67,143
Other liabilities	(52)	(104,729)

Net cash provided by operating activities	422,565	106,778

Cash flows from investing activities:
Additions to property, plant and equipment	(86,182)	(77,005)
Capitalized software development costs	(41,893)	(26,649)
Purchases of short and long-term available for sale securities	(1,835,997)	(1,121,483)
Sales of short and long-term available for sale securities	1,677,654	914,300
Maturities of short and long-term available for sale securities	44,521	15,952
Business acquisition, net of cash acquired	(529,664)	—
Other	(4,337)	—

Net cash used in investing activities	(775,898)	(294,885)

Cash flows from financing activities:
Issuance of common stock	44,906	5,823
Purchase of treasury stock	(44,557)	(730)
Payment of long-term and short-term obligations	(2,951)	(13,442)
Proceeds from long-term and short-term obligations	—	4,609

Net cash used in financing activities	(2,602)	(3,740)

Effect of exchange rate changes on cash	(50)	(466)

Net decrease in cash and cash equivalents	(355,985)	(192,313)
Cash and cash equivalents at beginning of period	1,869,426	1,686,598

Cash and cash equivalents at end of period	$1,513,441	$1,494,285

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Net income	$139,805	$35,183
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $(536) and $167	(10,434)	(203)
Changes in market value of derivatives, net of taxes of $0 and $0	(397)	—
Changes in market value of investments, net of taxes (benefit) of $7,229 and $(3,185)	12,881	(5,434)

Other comprehensive income (loss)	2,050	(5,637)

Comprehensive income	$141,855	$29,546

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

          Company

          EMC Corporation and its subsidiaries design, manufacture, market and support a wide range of products and services for information lifecycle management.  Our products and services are designed to enable our customers to get the maximum value from their information at the lowest total cost, at every point in the information lifecycle.

          Accounting

          The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  These statements include the accounts of EMC and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted.  The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended March 31, 2004 and 2003.  Certain prior year amounts have been reclassified to conform with the 2004 presentation.

          The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year.  Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2004.  Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.

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

          •     Software sales

          Software sales consist of the sale of software application programs, including EMC platform-based software, EMC multi-platform based software, Documentum software, LEGATO software and VMware software.  Our software products provide customers with information management, content management, sharing, protection and server virtualization capabilities.  Revenue for software is generally recognized upon shipment or electronic delivery.  License revenue from royalty payments is recognized upon receipt of royalty reports from third party original equipment manufacturers (“OEMs”).

          •     Services revenue

          Services revenue consists of the sale of installation services, software warranty and maintenance, hardware maintenance, training and professional services.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

          •     Multiple element arrangements

          When hardware, software and services are contained in a single arrangement, we allocate revenue between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  Fair value of software support services may also be measured by the renewal rate offered to the customer.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue for the delivered elements until all undelivered elements are fulfilled.

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

          •     Other

          We accrue for the estimated costs of systems’ warranty at the time of sale.  We reduce revenue for estimated sales returns at the time of sale.  Systems’ warranty costs are estimated based upon our historical experience and specific identification of systems’ requirements.  Sales returns are estimated based upon our historical experience and specific identification of probable returns.

Accounting for Stock-Based Compensation

          Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  As provided for in FAS No. 123, we elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.  The following is a reconciliation of net income per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Net income	$139,805	$35,183
Add back: Stock compensation costs, net of taxes, on stock-based awards granted below fair market value	9,943	1,650
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(97,733)	(95,283)

Incremental stock compensation expense per FAS No. 123, net of taxes	(87,790)	(93,633)

Adjusted net income (loss)	$52,015	$(58,450)

Weighted average shares, basic – as reported	2,415,550	2,186,771
Weighted average shares, diluted – as reported	2,467,209	2,199,955
Net income per weighted average share, basic – as reported	$0.06	$0.02

Net income per weighted average share, diluted – as reported	$0.06	$0.02

Adjusted net income (loss) per weighted average share, basic	$0.02	$(0.03)

Adjusted net income (loss) per weighted average share, diluted	$0.02	$(0.03)

          The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	3.13%	3.02%
Expected life (years)	5.0	5.0

2.    Business Acquisitions and Goodwill

          Acquisition of VMware, Inc.

          In January 2004, we acquired all of the shares of outstanding stock of VMware, Inc., a software company specializing in virtualization.  VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without business disruption.  We determined that the acquisition advances our goal of simplifying the information technology operations of our customers and supports our overall information lifecycle management strategy.  The aggregate purchase price, net of cash received, was approximately $601.7 million, which consisted of $528.8 million of cash, $72.0 million in fair value of our stock options and $0.9 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services.  The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	60.0%
Risk-free interest rate	2.0%
Expected life (years)	4.0

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $47.3 million and has been recorded as deferred compensation in the purchase price allocation.

          The consolidated financial statements include the results of VMware from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisition were not material to us.  The purchase price has been allocated based on estimated fair values as of the acquisition date.  The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration plans.  The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$19,840
Property, plant & equipment	2,472
Other long-term assets	1,520
Goodwill	512,151
Intangible assets:
Developed technology (estimated useful life of 4-5 years)	93,610
Support and subscription contracts (estimated useful life of 9 years)	3,950
OEM contracts (estimated useful life of 5 years)	5,570
Tradenames and trademarks (estimated useful life of 5 years)	7,580
Non-solicitation agreements (estimated useful life of 3 years)	40
Acquired in-process R&D (“IPR&D”)	15,200

Total intangible assets	125,950
Deferred compensation	47,300
Current liabilities	(81,188)
Deferred income taxes	(22,645)
Long-term liabilities	(3,670)

Total purchase price	$601,730

          In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand of VMware’s products and services.  The fair value of intangible assets was primarily based upon the income approach.  The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 14%.  The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecast sales related to the technology and assets acquired from VMware.

          The total weighted average amortization period for the intangible assets is 4.8 years.  The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes.  The goodwill is classified within our VMware products and services segment.

          Of the $126.0 million of acquired intangible assets, $15.2 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility.  The write-off is included in restructuring and other special charges in our income statement.  Three IPR&D projects were identified relating to virtual machine software.  The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the projects.  The stage of completion of each in-process project was estimated to determine the discount rate to be applied to the valuation of the in-process technology.  Based upon the level of completion and the risk associated with in-process technology, we deemed a discount rate of 50% as appropriate for valuing IPR&D.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          In connection with the VMware acquisition, we commenced integration activities which have resulted in recognizing a $3.8 million liability for lease terminations. The liability will be paid over the remaining lease periods through 2007.  We are working to finalize our integration plans which may result in involuntary terminations of employees and additional lease and other contractual terminations.

Goodwill

          Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the three months ended March 31, 2004 consist of the following (table in thousands):

	For the Three Months Ended March 31, 2004

	Information Storage Products	Information Storage Services	Documentum Products and Services	LEGATO Products and Services	VMware Products and Services	Other Businesses	Total

Balance, December 31, 2003	$709,597	$1,615	$1,072,131	$928,334	$—	$—	$2,711,677
Goodwill acquired	—	—	—	—	512,151	—	512,151
Tax deduction from exercise of stock options	—	—	(11,199)	(2,013)	(215)	—	(13,427)
Adjustment of purchase price allocations	—	—	6,348	8,534	—	—	14,882

Balance, March 31, 2004	$709,597	$1,615	$1,067,280	$934,855	$511,936	$—	$3,225,283

3.   Inventories

          Inventories consist of (table in thousands):

	March 31, 2004	December 31, 2003

Purchased parts	$31,399	$34,010
Work-in-process	332,124	311,575
Finished goods	181,979	168,430

	$545,502	$514,015

4.   Property, Plant and Equipment

          Property, plant and equipment consists of (table in thousands):

	March 31, 2004	December 31, 2003

Furniture and fixtures	$133,311	$140,354
Equipment	1,703,963	1,719,108
Buildings and improvements	850,921	840,487
Land	105,152	105,033
Construction in progress	168,622	156,504

	2,961,969	2,961,486
Accumulated depreciation	(1,368,030)	(1,351,304)

	$1,593,939	$1,610,182

          Construction in progress and land owned at March 31, 2004 include $95.5 million and $6.0 million, respectively, of facilities under construction that we are holding for future use.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.   Accrued Expenses

          Accrued expenses consist of (table in thousands):

	March 31, 2004	December 31, 2003

Salaries and benefits	$361,750	$367,067
Product warranties	123,826	118,816
Restructuring	134,726	139,135
Other	344,452	384,678

	$964,754	$1,009,696

          Systems sales include a standard product warranty.  At the time of the sale, we accrue for systems’ warranty costs.  Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers.  Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period.  The initial systems’ warranty accrual is based upon our historical experience and specific identification of systems’ requirements.  The following represents the activity in our warranty accrual (table in thousands):

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Balance, beginning of the period	$118,816	$104,258
Current year accrual	24,819	30,902
Amounts charged to the accrual	(19,809)	(19,003)

Balance, end of the period	$123,826	$116,157

          The current period accrual includes amounts accrued for systems at the time of shipment, adjustments within the period for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.  It is not practicable to determine the amounts applicable to each of the components.

6.   Weighted Average Shares

          Calculation of weighted average shares is as follows (table in thousands):

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Basic weighted average common shares outstanding	2,415,550	2,186,771
Weighted common stock equivalents	51,659	13,184

Diluted weighted average shares outstanding	2,467,209	2,199,955

          Options to acquire 67.9 million and 121.4 million shares of our common stock for the three months ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted weighted average shares because of their antidilutive effect.  Our senior convertible debt, assumed in connection with our acquisition of Documentum, Inc., was also excluded from the calculation of diluted weighted average shares for the first quarter of 2004 because of its antidilutive effect.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.   Commitments and Contingencies

          Lines of Credit

          We have available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil.  As of March 31, 2004, we had no borrowings outstanding on either line of credit.  The U.S. credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses.  The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments.  In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance.  At March 31, 2004, we were in compliance with the covenants.

          Litigation

          On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents.  HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement.  We believe that HP’s claims are without merit.  On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents.  We seek a permanent injunction as well as unspecified monetary damages for patent infringement.

          On September 30, 2002, we filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts.  The complaint alleged that certain HP products infringe six EMC patents.  The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement.  On June 20, 2003, the parties filed a joint motion to dismiss the suit without prejudice, and thereafter, the suit was dismissed by the court.

          We are a party (either as plaintiff or defendant) to various other patent litigation matters, including certain matters which we assumed in connection with our acquisitions of LEGATO Systems, Inc. and VMware.

          We are a party to other litigation which we consider routine and incidental to our business.  Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.   Segment Information

          We operate in the following segments: information storage products, information storage services, Documentum products and services, LEGATO products and services, VMware products and services and other businesses.  Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level.  We do not allocate selling, general and administrative or research and development expenses to each segment, as management does not use this information to measure the performance of the operating segments.  The revenue components and gross profit attributable to these segments are included in the following table (table in thousands):

For the Three Months Ended	Information Storage Products	Information Storage Services	Documentum Products and Services	LEGATO Products and Services	VMware Products and Services	Other Businesses	Consolidated

March 31, 2004
Systems revenues	$894,956	$—	$—	$—	$—	$—	$894,956
Software revenues	369,469	—	37,188	43,831	33,152	—	483,640
Services revenues	—	376,899	43,812	46,302	6,142	19,878	493,033

Total revenues	$1,264,425	$376,899	$81,000	$90,133	$39,294	$19,878	$1,871,629

Gross profit	$580,164	$196,715	$54,223	$65,569	$29,992	$11,006	$937,669
Gross profit percentage	45.9%	52.2%	66.9%	72.7%	76.3%	55.4%	50.1%
March 31, 2003
Systems revenues	$752,387	$—	$—	$—	$—	$—	$752,387
Software revenues	298,591	—	—	—	—	—	298,591
Services revenues	—	306,025	—	—	—	27,148	333,173

Total revenues	$1,050,978	$306,025	$—	$—	$—	$27,148	$1,384,151

Gross profit	$437,634	$146,600	$—	$—	$—	$13,587	$597,821
Gross profit percentage	41.6%	47.9%	—	—	—	50.0%	43.2%

          In January 2004, the LEGATO products and services segment began to include certain products and services that were historically included in our information storage products and services segments.  Included in our LEGATO products and services segment for the three months ended March 31, 2004 was $7.0 million and $0.2 million in software and service revenues, respectively, associated with this reclassification.  The impact to the prior year’s segments was not material.

          Our revenue is attributed to geographic areas according to the location of customers.  Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Revenues:
United States	$1,030,071	$830,520
Other North America	29,541	36,391

Total North America	1,059,612	866,911
Europe, Middle East, Africa	555,260	343,447
Asia Pacific	220,513	147,978
Latin America	36,244	25,815

Total International	812,017	517,240

Total	$1,871,629	$1,384,151

          No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2004 or 2003.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          At March 31, 2004, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,388.7 million in the United States and $205.2 million internationally.  At December 31, 2003, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,405.4 million in the United States and $204.8 million internationally.  No country other than the United States accounted for 10% or more of these assets at March 31, 2004 or December 31, 2003.

9.   Restructuring and Other Special Charges

          2004 Restructuring Program

          During the first quarter of 2004, we recorded restructuring and other special charges of $28.2 million.  Charges of $26.9 million were primarily associated with the VMware acquisition and other acquisition-related integration activities, including IPR&D charges of $15.2 million associated with VMware.  See Note 2.  The 2004 restructuring program consisted of employee termination benefits which aggregated $11.7 million, of which $0.3 million was utilized in the first quarter of 2004.  The 2004 restructuring program impacted our information storage products and information storage services segments.  The remaining $1.3 million of charges was associated with prior restructuring programs.

          The 2004 restructuring program included a reduction in force of approximately 190 employees across our major business functions and all major geographic regions.  Approximately 76% of such employees are based in North America and the remainder are based in Europe and the Asia Pacific region.  As of March 31, 2004, approximately 10 employees have been terminated.

          2003 Restructuring Program

          In 2003, we recognized restructuring and other special charges for employee termination benefits, write-off of a duplicative software project and consolidation of excess facilities.

          The activity for the three months ended March 31, 2004 is presented below (table in thousands):

Category	Balance as of December 31, 2003	Additions to the Provision	Current Utilization	Balance as of March 31, 2004

Workforce reduction	$14,696	$—	$(4,194)	$10,502
Asset impairment	—	25	(25)	—
Elimination of excess facilities	2,262	929	(1,100)	2,091

Total	$16,958	$954	$(5,319)	$12,593

          The 2003 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions.  Approximately 48% of such employees were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region.

          As of March 31, 2004, the 2003 restructuring program had been substantially completed. The expected cash impact of the charge is $20.8 million, of which $3.9 million was paid in 2003 and $4.4 million was paid in the first quarter of 2004.  The remaining cash expenditures related to workforce reductions are expected to be substantially paid by the end of 2004.  Amounts related to elimination of excess facilities will be paid over the respective lease term through 2005.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Other Restructuring Programs

          During the period from 1998 through 2002, we implemented restructuring programs.  As of December 31, 2003, the remaining accrual balance associated with these programs was $122.2 million.  During the first quarter of 2004, we had a net increase of $0.4 million in the accrued balance.  Also during the first quarter of 2004, we made payments of $11.9 million associated with these obligations, resulting in a remaining balance of $110.7 million as of March 31, 2004.

10.   Retirement Plans and Retiree Medical Benefits

          Defined Benefit Pension Plans

          We have a noncontributory defined benefit pension plan which was assumed as part of our acquisition of Data General Corporation in 1999, which covers substantially all former Data General employees located in the U.S.  In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees.  All of these plans have been frozen; therefore, such employees no longer accrue pension benefits for future services.

          Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans.  The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change.  Prior service cost is amortized over the average remaining service period of employees expected to receive benefits under these plans.  Funds contributed to the plans are invested primarily in common stock, bonds and cash equivalent securities.

          The components of net periodic benefit cost of the Data General U.S. pension plan are as follows (table in thousands):

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Interest cost	$4,595	$4,460
Expected return on plan assets	(6,625)	(5,479)
Amortization of transition asset	(214)	(213)
Recognized actuarial loss	1,302	1,941
Curtailment, net of settlements	—	11

Net periodic benefit cost (credit)	$(942)	$720

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Post-Retirement Medical and Life Insurance Plan

          Our post-retirement benefit plan, which was assumed in connection with the Data General acquisition provides certain medical and life insurance benefits for retired former Data General employees.  With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent costs less a fixed EMC contribution which is dependent on the participant’s length of service and Medicare eligibility.  Benefits are continued to dependents of eligible retiree participants for 39 weeks after the death of the retiree.  The life insurance benefit plan is noncontributory.  Funds contributed to the plan are invested primarily in common stocks, mutual funds and cash equivalent securities.

          The components of net periodic benefit cost of the plan are as follows (table in thousands):

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Interest cost	$69	$76
Expected return on plan assets	(8)	(6)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	(11)	(14)

Net periodic benefit cost	$25	$31

11.   Income Taxes

          Our effective income tax rate was 31.3% in the first quarter of 2004.  The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.  For the first quarter of 2004, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions.  Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.  Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 million incurred in connection with the VMware acquisition.  We did not derive a tax benefit from these charges.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2004.  The following discussion contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding the following:  our revenues, our operating income as a percentage of revenue, our overall gross margin percentage, our research and development (“R&D”) expenses, our selling, general and administrative (“SG&A”) expenses, our ability to finance our on-going operations, our introduction of new and enhanced products and service offerings, our expansion of distribution channels, our investment income and our income tax rate.  Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 25.  We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

All dollar amounts in this MD&A are in millions.

INTRODUCTION

          We generate revenue through the sale, license and lease of products and services for information lifecycle management.  Our financial objective is to achieve profitable growth.  Management believes that by providing a combination of systems, software and services to meet customers’ demand for information lifecycle management, we will be able to further increase revenues.  Our operating income as a percentage of revenue increased from 0.9% in the first quarter of 2003 to 9.1% in the first quarter of 2004.  We believe that by increasing revenues and further controlling costs, we will be able to continue to improve operating income as a percentage of revenue.  Our efforts in 2004 have been and will continue to be primarily focused on expanding our portfolio of offerings to satisfy our customers’ information lifecycle management requirements.  This includes additional investments in R&D and the introduction of new and enhanced product and service offerings, with a goal of increasing our market share.  To further increase revenue, we are also expanding our distribution channels.  Additionally, we are further integrating the operations of Documentum, Inc., LEGATO Systems, Inc. and VMware, Inc. into EMC to streamline operations and reduce costs.

Results of Operations — First Quarter of 2004 Compared to First Quarter of 2003

Revenues

          The following table presents revenues by our segments. Certain columns may not add due to rounding.

	For the Three Months Ended

	March 31, 2004	March 31, 2003	$ Change	% Change

Information storage products	$1,264.4	$1,051.0	$213.4	20%
Information storage services	376.9	306.0	70.9	23
Documentum products and services	81.0	—	81.0	—
LEGATO products and services	90.1	—	90.1	—
VMware products and services	39.3	—	39.3	—
Other businesses	19.9	27.1	(7.2)	27

Total revenues	$1,871.6	$1,384.2	$487.4	35%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $895.0 in the first quarter of 2004, compared to $752.4 in the first quarter of 2003, representing an increase of $142.6, or 19%.  The increase was due to greater demand for these products attributable to a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels, partially offset by price declines.  Information storage software revenues were $369.4 in the first quarter of 2004, compared to $298.6 in the first quarter of 2003, representing an increase of $70.8, or 24%.   Information storage software revenue includes platform-based software revenue and multi-platform storage management and infrastructure software revenue.  The increase in information storage software revenue was attributable to greater demand for software to manage increasingly complex networked storage environments and an expanded product offering.

          Information storage services revenues increased due to increased demand for software and hardware maintenance contracts consistent with the increase in sales of related products.  Additionally, increased demand for professional services, largely to support and implement automated networked storage solutions, contributed to the increase.  Software and hardware maintenance accounted for 54.8% of total information storage services revenues in the first quarter of 2004 compared to 53.7% in the first quarter of 2003.  Professional services accounted for 45.2% of total information storage services revenues in the first quarter of 2004 compared to 46.3% in the first quarter of 2003.

          Our Documentum, LEGATO, and VMware products and services segments were established as a result of the acquisitions of LEGATO in October 2003, Documentum in December 2003, and VMware in January 2004.  Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data.  Documentum product and services revenues were $81.0 in the first quarter of 2004.  LEGATO develops, markets and supports software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management.  LEGATO product and services revenues were $90.1 in the first quarter of 2004, which included $7.2 of revenues for products and services that were historically included in our information storage products and services segments.  These products and services are now included within the LEGATO products and services segment.  VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption.  From the date of acquisition (January 9, 2004) to March 31, 2004, VMware product and services revenues were $39.3.

          Other businesses revenues consist of revenues from AViiON maintenance services.  These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.

          Revenues on sales into the North American markets were $1,059.6 in the first quarter of 2004, compared to $866.9 in the first quarter of 2003, representing an increase of $192.7, or 22%.  Revenues on sales into foreign jurisdictions increased to $812.0 in the first quarter of 2004 from $517.2 in the first quarter of 2003, representing an increase of $294.8, or 57%.  Revenues on sales into foreign jurisdictions accounted for 43% of total revenues in the first quarter of 2004 compared to 37% in the first quarter of 2003.  Revenues on sales into the European, Middle East and African markets were $555.3 in the first quarter of 2004, compared to $343.4 in the first quarter of 2003, representing an increase of $211.9, or 62%.  Revenues on sales into the Asia Pacific markets were $220.5 in the first quarter of 2004, compared to $148.0 in the first quarter of 2003, representing an increase of $72.5, or 49%.  Revenues on sales into the Latin American markets were $36.2 in the first quarter of 2004, compared to $25.8 in the first quarter of 2003, representing an increase of $10.4, or 40%.  The increase in revenues in the first quarter of 2004 compared to the first quarter of 2003 was attributable to greater demand for our products and services.  Also contributing to the increase were revenues generated from the acquisitions of Documentum, LEGATO and VMware, new and enhanced distribution channels, broadened product offerings and favorable foreign currency exchange rates.

          Changes in exchange rates in the first quarter of 2004 compared to the first quarter of 2003 positively impacted consolidated revenues by approximately 5.9%.  The impact was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Costs and expenses

          The following table presents our costs and expenses and net income.  Certain columns may not add due to rounding.

	For the Three Months Ended

	March 31, 2004	March 31, 2003	$ Change	% Change

Cost of revenue:
Information storage products	$684.3	$613.3	$71.0	12%
Information storage services	180.2	159.4	20.8	13
Documentum products and services	26.8	—	26.8	—
LEGATO products and services	24.6	—	24.6	—
VMware products and services	9.3	—	9.3	—
Other businesses	8.9	13.6	(4.7)	35

Total cost of revenue	934.0	786.3	147.7	19

Gross margins:
Information storage products	580.2	437.6	142.6	33
Information storage services	196.7	146.6	50.1	34
Documentum products and services	54.2	—	54.2	—
LEGATO products and services	65.6	—	65.6	—
VMware products and services	30.0	—	30.0	—
Other businesses	11.0	13.6	(2.6)	19

Total gross margins	937.7	597.8	339.9	57
Operating expenses:
Research and development	204.6	180.4	24.2	13
Selling, general and administrative	534.6	384.6	150.0	39
Restructuring and other special charges	28.2	20.5	7.7	38

Total operating expenses	767.4	585.5	181.9	31

Operating income	170.2	12.3	157.9	1,284
Investment income, interest expense, and other expense, net	33.3	46.6	(13.3)	29

Income before income taxes	203.5	58.9	144.6	246
Income tax provision	63.7	23.7	40.0	169

Net income	$139.8	$35.2	$104.6	297%

          •     Gross Margins

          Information storage products gross margins increased to 45.9% in the first quarter of 2004 from 41.6% in the first quarter of 2003.  The increase in the gross margin percentage was attributable to increased sales volume over a lower fixed cost component of cost of sales due to cost reduction effects.  The increase was also attributable to a higher proportion of software revenues compared to systems revenues.  Software revenues have a higher gross margin than systems revenues.

          The gross margin percentage for information storage services increased to 52.2% in the first quarter of 2004 compared to 47.9% in the first quarter of 2003. The increase in the gross margin percentage was primarily attributable to a greater proportion of revenues derived from the sale of software and hardware maintenance contracts compared to professional services revenues.  Maintenance revenues provide a higher gross margin than professional services revenues.

          The gross margin percentages for the Documentum products and services segment, LEGATO products and services segment, and VMware products and services segment were 66.9%, 72.7% and 76.3%, respectively, in the first quarter of 2004.

          The gross margin percentage for other businesses increased to 55.4% in the first quarter of 2004 compared to 50.0% in the first quarter of 2003.  The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts diminished.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          Our overall gross margin percentage was 50.1% in the first quarter of 2004 compared to 43.2% in the first quarter of 2003.  We anticipate our overall gross margin percentage will exceed 50.0% for 2004.  However, if sales volumes decline or competitive pricing pressures increase, gross margins may be negatively impacted.

          •     Research and Development

          As a percentage of revenues, R&D expenses were 10.9% and 13.0% in the first quarters of 2004 and 2003, respectively.  In addition, we spent $41.9 and $26.6 in the first quarters of 2004 and 2003, respectively, on software development, which costs were capitalized.  R&D spending includes enhancements to our software and information storage systems.  The increase in R&D expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions.  We expect the amount of R&D expenses to continue to be higher in 2004 compared to 2003, primarily due to the R&D spending of LEGATO, Documentum and VMware.  As a percentage of revenues, we expect R&D expenses to be between 11-12% for 2004.  This percentage may vary, however, depending primarily on our 2004 revenues.

          •     Selling, General and Administrative

          As a percentage of revenues, SG&A expenses were 28.6% and 27.8% in the first quarters of 2004 and 2003, respectively.  The increase in SG&A expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions.  Also contributing to the increase was higher sales commissions due to the increased revenue. We expect the amount of SG&A expenses to continue to be higher in 2004 compared to 2003, primarily due to the SG&A spending of LEGATO, Documentum and VMware.  As a percentage of revenues, we expect SG&A expenses to be between 26-29% for 2004.  This percentage may vary, however, depending primarily on our 2004 revenues.

          •     Restructuring and Other Special Charges

          During the first quarter of 2004, we recorded restructuring and other special charges of $28.2.  Charges of $26.9 were primarily associated with the VMware acquisition and other acquisition-related integration activities, including in-process R&D (“IPR&D”) charges of $15.2 associated with the VMware acquisition.  The 2004 restructuring program consisted of employee termination benefits which aggregated $11.7, of which $0.3 was utilized in the first quarter of 2004.  The 2004 restructuring program impacted our information storage products and information storage services segments.  The remaining $1.3 of charges were associated with prior restructuring programs.

          The 2004 restructuring program included a reduction in force of approximately 190 employees across our major business functions and all major geographic regions.  Approximately 76% of such employees are based in North America and the remainder are based in Europe and the Asia Pacific region.  As of March 31, 2004, approximately 10 employees have been terminated.

          The restructuring and other special charges for the first quarter of 2003 consisted of $20.5 of additional restructuring costs associated with our 2002 restructuring program.  Included in the charge was $15.7 of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions.  There was also $4.8 of additional costs associated with excess facilities being vacated.

          •     Investment Income

          Investment income decreased to $41.0 in the first quarter of 2004, from $53.1 in the first quarter of 2003. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in the first quarter of 2004 compared to the first quarter of 2003 because of lower yields on outstanding investment balances and reduced realized gains from the sale of investments.  The weighted average return on investments, excluding realized gains, was 2.3% and 3.1% in the first quarters of 2004 and 2003, respectively. Realized gains were $2.9 and $9.8 in the first quarters of 2004 and 2003, respectively.  As a result of declining interest rates, we expect our investment income to be lower in 2004 compared to 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          •     Other Expense, net

          Other expense, net was $5.8 in the first quarter of 2004, compared to $5.7 in the first quarter of 2003.  The balance in each period consisted primarily of foreign currency exchange losses.

          •     Provision for Income Taxes

          In the first quarter of 2004, we reported pre-tax income of $203.5 resulting in a provision for income taxes of $63.7.  In the first quarter of 2003, we reported pre-tax income of $58.9 resulting in a provision of income taxes of $23.7. The effective income tax rate was 31.3% and 40.3% in the first quarters of 2004 and 2003, respectively.  The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.  The reduction in the tax rate was primarily attributable to an expectation that a higher proportion of income will be attributable to foreign jurisdictions in 2004 compared to 2003.  Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.  Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 incurred in connection with the VMware acquisition.  We did not derive a tax benefit from these charges.  We expect our income tax rate to be approximately 30.0% in 2004; however, the rate may vary depending upon the income for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits.

Financial Condition

          Cash and cash equivalents and short and long-term investments were $6,685.0 and $6,907.6 at March 31, 2004 and December 31, 2003, respectively, a decrease of $222.6.

          Cash provided by operating activities in the first quarter of 2004 was $422.6, compared to $106.8 in the first quarter of 2003.  The increase in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to improved profitability and an increase in cash generated from the sale of maintenance contracts.  In the first quarter of 2003, we also had incremental cash outflows, including a $107.4 contribution made to fund a portion of the Data General U.S. pension plan liability and a build up of inventories associated with product transitions.

          Cash used for investing activities was $775.9 in the first quarter of 2004, compared to $294.9 in the first quarter of 2003.  The increased usage was primarily for our purchase of the outstanding stock of VMware for an aggregate cost of $529.7.  Capital additions were $86.2 and $77.0 in the first quarter of 2004 and 2003, respectively.  Net purchases and maturities of investments, consisting primarily of debt securities, were $113.8 and $191.2 in the first quarter ended 2004 and 2003, respectively.

          Cash used for financing activities was $2.6 in the first quarter of 2004, compared to $3.7 in the first quarter of 2003.  During the first quarter of 2004, we repurchased 3.1 million shares of our common stock at a cost of $44.6.  As of March 31, 2004, we had repurchased 65.2 million of the 300.0 million shares of our common stock authorized for repurchase by our Board of Directors.  Partially offsetting this use in cash was $44.9 of cash generated in the first quarter of 2004 from the exercise of stock options.

          We employ several strategies to enhance our liquidity and income.  We derive revenues from both selling and leasing activity.  We customarily sell the notes receivable resulting from our leasing activity.  Generally, we do not retain any recourse on the sale of these notes.  We also lend certain fixed income securities to generate investment income.  During the first quarter of 2004, we entered into various agreements to loan fixed income securities generally on an overnight basis.  Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities.  The collateral is generally cash, U.S. government-backed securities or letters of credit.  At March 31, 2004, there were no outstanding securities lending transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil.  As of March 31, 2004, we had no borrowings outstanding on either line of credit.  The U.S. credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses.  The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments.  In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance.  At March 31, 2004, we were in compliance with the covenants.

          Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for the next twelve months.

          To date, inflation has not had a material impact on our financial results.

Critical Accounting Policies

          Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes.  Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements.  If different assumptions or conditions were to prevail, the results could be materially different from our reported results.  Our significant accounting policies are presented within Note A to our Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 2, 2004.

          •     Revenue Recognition

          Revenue recognition is governed by various accounting principles, including Staff Accounting Bulletin (“SAB”), No. 104, “Revenue Recognition”; Emerging Issues Task Force, No. 00-21, “Revenue Arrangements with Multiple Deliverables”; Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”; FAS No. 48, “Revenue Recognition When Right of Return Exists”; FAS No. 13, “Accounting for Leases”; and SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” among others.  The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items.  As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized.  Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment.  We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions.  Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.  Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

          •     Restructuring Charges

          We recognized restructuring charges in 2004, 2003 and 2002.  The restructuring charges include, among other items, estimated losses on the sale of real estate, employee termination benefit costs, subletting of facilities and termination of various contracts.  The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties.  Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

          This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects.  The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof.  Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC.  We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

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

          These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our common stock or other rights to purchase our common stock in connection with any future acquisition, existing stockholders may experience dilution and our earnings per share may decrease.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

          Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products.  Risks inherent in the transition to new products include:

•	the difficulty in forecasting customer preferences or demand accurately

•	the inability to expand production capacity to meet demand for new products

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

•	the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory

•	delays in initial shipments of new products.

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

          We compete with many companies in the markets we serve, certain of which offer a broad spectrum of IT products and services and others which offer specific information storage or management products or services.  Some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers’ various IT requirements than us.  We compete on the basis of our products’ features, performance and price as well as our services.  Our failure to compete on any of these bases could affect demand for our products or services, which could have a material adverse effect on our business, results of operations or financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

          Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month and weeks and days of each quarter.  This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.  We believe this uneven sales pattern is a result of many factors including:

•	the size of our product and services prices in relation to our customers’ budgets, resulting in long lead times for customers’ budgetary approval, which tends to be given late in a quarter

•	the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

•	the fourth quarter influence of customers’ spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year

•	seasonal influences

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
AND RESULTS OF OPERATIONS – (Continued)

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
AND RESULTS OF OPERATIONS – (Continued)

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 2, 2004.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

          On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents.  HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement.  We believe that HP’s claims are without merit.  On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents.  We seek a permanent injunction as well as unspecified monetary damages for patent infringement.

          On September 30, 2002, we filed a complaint against HP in the United States Federal District Court in Worcester, Massachusetts.  The complaint alleged that certain HP products infringe six EMC patents.  The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement.  On June 20, 2003, the parties filed a joint motion to dismiss the suit without prejudice, and thereafter, the suit was dismissed by the court.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2004

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 – January 31, 2004	2,250,000	$14.67	2,250,000	235,667,700
February 1, 2004 – February 29, 2004	850,000	$13.58	850,000	234,817,700
March 1, 2004 – March 31, 2004	—	—	—	234,817,700

Total	3,100,000	$14.37	3,100,000	234,817,700

[1]All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock.  In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002.

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits

          See index to Exhibits on page 35 of this report.

       (b) Reports on Form 8-K

          On January 9, 2004, we filed a Current Report on Form 8-K, reporting under Item 5 the announcement of the completion of the VMware acquisition.

          On January 12, 2004, we filed a Current Report on Form 8-K, reporting under Item 5 the filing of an opinion of Paul T. Dacier concerning our common stock in connection with our registration statement on Form S-3 (File No. 333-111146) filed on December 12, 2003, as amended by Amendment No. 1 filed on January 12, 2004.

          On January 22, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 3, 2004	By:	/s/ WILLIAM J. TEUBER, JR.

William J. Teuber, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1	EMC Corporation 1992 Stock Option Plan for Directors, as amended (filed herewith).
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