Form 10-Q
period 2004-06-30
EMC CORP
filed 2004-08-03
CIK 790070

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2004	Commission File Number 1-9853

EMC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

          The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2004 was 2,404,671,627.

EMC CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,562,577	$1,869,426
Short-term investments	726,488	928,248
Accounts and notes receivable, less allowance for doubtful accounts of $41,587 and $39,482	962,155	952,421
Inventories	544,023	514,015
Deferred income taxes	299,578	271,746
Other current assets	135,646	151,448

Total current assets	4,230,467	4,687,304
Long-term investments	4,421,072	4,109,911
Property, plant and equipment, net	1,583,240	1,610,182
Intangible assets, net	537,444	475,295
Other assets, net	481,038	426,472
Goodwill, net	3,212,258	2,711,677
Deferred income taxes	23,913	72,019

Total assets	$14,489,432	$14,092,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$4,103	$7,104
Accounts payable	433,805	414,251
Accrued expenses	952,823	1,009,696
Income taxes payable	471,374	436,434
Deferred revenue	848,046	679,044

Total current liabilities	2,710,151	2,546,529
Long-term convertible debt	129,209	129,966
Deferred revenue	529,655	451,296
Other liabilities	88,415	80,348
Commitments and contingencies Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,493,371 and 2,476,821 shares	24,934	24,768
Additional paid-in capital	7,094,609	6,894,823
Deferred compensation	(121,352)	(94,068)
Retained earnings	4,898,766	4,566,157
Accumulated other comprehensive income (loss), net	(46,156)	2,197
Treasury stock, at cost; 88,699 and 62,082 shares	(818,799)	(509,156)

Total stockholders’ equity	11,032,002	10,884,721

Total liabilities and stockholders’ equity	$14,489,432	$14,092,860

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
Product sales	$1,455,779	$1,125,063	$2,834,375	$2,176,041
Services	515,405	354,237	1,008,438	687,410

	1,971,184	1,479,300	3,842,813	2,863,451
Costs and expenses:
Cost of product sales	738,899	660,735	1,444,845	1,274,079
Cost of services	234,360	174,483	462,374	347,469
Research and development	205,107	176,788	409,703	357,202
Selling, general and administrative	548,859	393,262	1,083,484	777,813
Restructuring and other special charges	4,460	3,566	32,688	24,089

Operating income	239,499	70,466	409,719	82,799
Investment income	36,007	51,186	77,037	104,323
Interest expense	(1,722)	(1,175)	(3,695)	(2,039)
Other expense, net	(2,195)	(274)	(7,972)	(5,984)

Income before taxes	271,589	120,203	475,089	179,099
Income tax provision	78,785	38,464	142,480	62,177

Net income	$192,804	$81,739	$332,609	$116,922

Net income per weighted average share, basic	$0.08	$0.04	$0.14	$0.05

Net income per weighted average share, diluted	$0.08	$0.04	$0.14	$0.05

Weighted average shares, basic	2,403,786	2,187,267	2,409,690	2,187,134

Weighted average shares, diluted	2,445,902	2,210,614	2,452,049	2,205,629

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$332,609	$116,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,111	265,670
Non-cash restructuring and other special charges	17,051	5,732
Amortization of deferred compensation	26,465	4,939
Provision for doubtful accounts	3,106	10,416
Deferred income taxes, net	40,129	41,943
Tax benefit from stock options exercised	24,122	—
Other	(987)	(2,240)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	1,153	153,492
Inventories	(21,371)	(65,916)
Other assets	3,655	(63,392)
Accounts payable	15,570	(56,049)
Accrued expenses	(64,858)	(72,093)
Income taxes payable	24,097	198,397
Deferred revenue	183,083	173,488
Other liabilities	3,727	(99,889)

Net cash provided by operating activities	884,662	611,420

Cash flows from investing activities:
Additions to property, plant and equipment	(174,465)	(180,552)
Capitalized software development costs	(86,374)	(57,250)
Purchases of short and long-term available for sale securities	(3,296,873)	(2,529,704)
Sales of short and long-term available for sale securities	3,072,175	2,245,272
Maturities of short and long-term available for sale securities	60,333	111,289
Business acquisition, net of cash acquired	(537,701)	—
Other	(22,506)	(7,626)

Net cash used in investing activities	(985,411)	(418,571)

Cash flows from financing activities:
Issuance of common stock	106,188	41,760
Purchase of treasury stock	(309,643)	(730)
Payment of long-term and short-term obligations	(3,088)	(24,412)
Proceeds from long-term and short-term obligations	—	4,609

Net cash provided by (used in) financing activities	(206,543)	21,227

Effect of exchange rate changes on cash	443	3,884

Net increase (decrease) in cash and cash equivalents	(306,849)	217,960
Cash and cash equivalents at beginning of period	1,869,426	1,686,598

Cash and cash equivalents at end of period	$1,562,577	$1,904,558

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income	$192,804	$81,739	$332,609	$116,922
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $463, $1,542, $(73) and $1,709	5,087	1,858	(5,347)	1,655
Changes in market value of derivatives, net of taxes of $0, $42, $0 and $42	396	124	(1)	124
Changes in market value of investments, net of tax benefit of $20,231, $1,085, $13,002 and $4,271	(55,886)	(2,074)	(43,005)	(7,508)

Other comprehensive loss	(50,403)	(92)	(48,353)	(5,729)

Comprehensive income	$142,401	$81,647	$284,256	$111,193

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

          Company

          EMC Corporation and its subsidiaries design, manufacture, market and support a wide range of products and services for the storage, management and protection of information.  Our products and services are designed to help customers deploy an information lifecycle management strategy to align the IT infrastructure with the business based upon the changing value of information while optimizing server, network and storage resources.

          Accounting

          The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  These statements include the accounts of EMC and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted.  The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2004 and 2003.

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

            •     Services revenue

          Services revenue consists of the sale of installation services, software maintenance, hardware maintenance, training and professional services.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Installation is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customers or other vendors.  Installation services revenues are recognized upon completion of installation.

          Software and hardware maintenance revenues are recognized ratably over the contract period.

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for our stock-based compensation plans.  The following is a reconciliation of net income per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income	$192,804	$81,739	$332,609	$116,922
Add back: Stock compensation costs, net of taxes, on stock-based awards	8,465	1,553	18,408	3,203
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(104,731)	(95,161)	(202,464)	(190,444)

Incremental stock compensation expense per FAS No. 123, net of taxes	(96,266)	(93,608)	(184,056)	(187,241)

Adjusted net income (loss)	$96,538	$(11,869)	$148,553	$(70,319)

Net income per weighted average share, basic – as reported	$0.08	$0.04	$0.14	$0.05

Net income per weighted average share, diluted – as reported	$0.08	$0.04	$0.14	$0.05

Adjusted net income (loss) per weighted average share, basic	$0.04	$(0.01)	$0.06	$(0.03)

Adjusted net income (loss) per weighted average share, diluted	$0.04	$(0.01)	$0.06	$(0.03)

          The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Dividend yield	None	None
Expected volatility	55.0%	55.0%
Risk-free interest rate	3.60%	2.97%
Expected life (years)	5.0	5.0

2.       Business Acquisitions and Goodwill

Acquisition of VMware, Inc.

          In January 2004, we acquired all of the shares of outstanding stock of VMware, Inc., a software company specializing in virtualization technology.  VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without business disruption.  We determined that the acquisition advances our goal of simplifying the information technology operations of our customers and supports our overall information lifecycle management strategy.  The aggregate purchase price, net of cash received, was approximately $609.7 million, which consisted of $536.1 million of cash, $72.0 million in fair value of our stock options and $1.6 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services.  The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

          The consolidated financial statements include the results of VMware from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisition were not material to us.  The purchase price has been allocated based on estimated fair values as of the acquisition date.  The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration activities.  The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$19,840
Property, plant & equipment	2,472
Other long-term assets	1,520
Goodwill	520,148
Intangible assets:
Developed technology (estimated useful life of 4-5 years)	93,610
Support and subscription contracts (estimated useful life of 9 years)	3,950
OEM contracts (estimated useful life of 5 years)	5,570
Tradenames and trademarks (estimated useful life of 5 years)	7,580
Non-solicitation agreements (estimated useful life of 3 years)	40
Acquired in-process R&D (“IPR&D”)	15,200

Total intangible assets	125,950
Deferred compensation	47,300
Current liabilities	(81,188)
Deferred income taxes	(22,645)
Long-term liabilities	(3,670)

Total purchase price	$609,727

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

           In connection with the VMware acquisition, we commenced integration activities which have resulted in recognizing a $3.8 million liability for lease obligations, of which $0.5 million was paid in the first half of 2004. The liability will be paid over the remaining lease periods through 2007.  We are working to finalize our integration activities which may result in involuntary terminations of employees and additional lease and other contract terminations.

          Goodwill

          Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the six months ended June 30, 2004 consist of the following (table in thousands):

	For the Six Months Ended June 30, 2004

	Information Storage Products	Information Storage Services	Documentum Products and Services	LEGATO Products and Services	VMware Products and Services	Other Businesses	Total

Balance, January 1, 2004	$709,597	$1,615	$1,072,131	$928,334	$—	$—	$2,711,677
Goodwill acquired	—	—	—	—	520,148	—	520,148
Tax deduction from exercise of stock options	—	—	(11,311)	(2,247)	(592)	—	(14,150)
Adjustment of purchase price allocations	—	—	(241)	(5,176)	—	—	(5,417)

Balance, June 30, 2004	$709,597	$1,615	$1,060,579	$920,911	$519,556	$—	$3,212,258

3.       Inventories

          Inventories consist of (table in thousands):

	June 30, 2004	December 31, 2003

Purchased parts	$46,943	$34,010
Work-in-process	339,293	311,575
Finished goods	157,787	168,430

	$544,023	$514,015

4.       Property, Plant and Equipment

          Property, plant and equipment consists of (table in thousands):

	June 30, 2004	December 31, 2003

Furniture and fixtures	$134,894	$140,354
Equipment	1,696,315	1,719,108
Buildings and improvements	853,281	840,487
Land	105,117	105,033
Construction in progress	176,624	156,504

	2,966,231	2,961,486
Accumulated depreciation	(1,382,991)	(1,351,304)

	$1,583,240	$1,610,182

Construction in progress and land owned at June 30, 2004 include $93.1 million and $6.0 million, respectively, of facilities under construction that we are holding for future use.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.       Accrued Expenses

          Accrued expenses consist of (table in thousands):

	June 30, 2004	December 31, 2003

Salaries and benefits	$359,885	$367,067
Product warranties	132,801	118,816
Restructuring	122,422	139,135
Other	337,715	384,678

	$952,823	$1,009,696

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

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Balance, beginning of the period	$123,826	$116,157	$118,816	$104,258
Current year accrual	29,499	20,253	54,318	51,155
Amounts charged to the accrual	(20,524)	(17,991)	(40,333)	(36,994)

Balance, end of the period	$132,801	$118,419	$132,801	$118,419

          The current period accrual includes amounts accrued for systems at the time of shipment, adjustments within the period for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.  It is not practicable to determine the amounts applicable to each of the components.

6.       Net Income Per Share

          The reconciliation of the numerators and denominators of the diluted earnings per share calculations is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Numerator:
Net income, as reported	$192,804	$81,739	$332,609	$116,922
Adjustment for interest expense on convertible debt, net of taxes	643	—	—	—

Net income, adjusted	$193,447	$81,739	$332,609	$116,922

Denominator:
Basic weighted average common shares outstanding	2,403,786	2,187,267	2,409,690	2,187,134
Weighted common stock equivalents	33,060	23,347	42,359	18,495
Assumed conversion of convertible debt	9,056	—	—	—

Diluted weighted average shares outstanding	2,445,902	2,210,614	2,452,049	2,205,629

Net income per weighted average share, diluted	$0.08	$0.04	$0.14	$0.05

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Options to acquire 113.1 million and 90.5 million shares of our common stock for the three and six months ended June 30, 2004, respectively, and options to acquire 112.4 million and 116.9 million shares of common stock for the three and six months ended June 30, 2003, respectively, were excluded from the calculation of diluted weighted average shares because of their antidilutive effect.  Our senior convertible debt, assumed in connection with our acquisition of Documentum, Inc., was also excluded from the calculation of diluted weighted average shares for the six months ended June 30, 2004 because of its antidilutive effect.

7.       Commitments and Contingencies

         Lines of Credit

          We have available for use credit lines of $50.0 million in the United States and $50.0 million in Brazil.  As of June 30, 2004, we had no borrowings outstanding on either line of credit.  The U.S. credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses.  The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments.  In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance.  At June 30, 2004, we were in compliance with the covenants.

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.       Segment Information

          We operate in the following segments: information storage products, information storage services, Documentum products and services, LEGATO products and services, VMware products and services and other businesses.  Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level.  We do not allocate selling, general and administrative or research and development expenses to each segment, as management does not use this information to measure the performance of the operating segments.  The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

For the Three Months Ended	Information Storage Products	Information Storage Services	Documentum Products and Services	LEGATO Products and Services	VMware Products and Services	Other Businesses	Consolidated

June 30, 2004
Systems revenues	$930,230	$—	$—	$—	$—	$—	$930,230
Software revenues	405,739	—	38,656	42,323	38,831	—	525,549
Services revenues	—	401,321	47,278	41,483	8,367	16,956	515,405

Total revenues	$1,335,969	$401,321	$85,934	$83,806	$47,198	$16,956	$1,971,184

Gross profit	$619,105	$214,879	$56,587	$61,500	$36,944	$8,910	$997,925
Gross profit percentage	46.3%	53.5%	65.8%	73.4%	78.3%	52.5%	50.6%
June 30, 2003
Systems revenues	$803,814	$—	$—	$—	$—	$—	$803,814
Software revenues	321,249	—	—	—	—	—	321,249
Services revenues	—	328,370	—	—	—	25,867	354,237

Total revenues	$1,125,063	$328,370	$—	$—	$—	$25,867	$1,479,300

Gross profit	$464,328	$165,439	$—	$—	$—	$14,315	$644,082
Gross profit percentage	41.3%	50.4%	—	—	—	55.3%	43.5%

For the Six Months Ended	Information Storage Products	Information Storage Services	Documentum Products and Services	LEGATO Products and Services	VMware Products and Services	Other Businesses	Consolidated

June 30, 2004
Systems revenues	$1,825,186	$—	$—	$—	$—	$—	$1,825,186
Software revenues	775,208	—	78,707	83,291	71,983	—	1,009,189
Services revenues	—	778,220	93,429	85,446	14,509	36,834	1,008,438

Total revenues	$2,600,394	$778,220	$172,136	$168,737	$86,492	$36,834	$3,842,813

Gross profit	$1,199,269	$411,594	$114,355	$123,524	$66,936	$19,916	$1,935,594
Gross profit percentage	46.1%	52.9%	66.4%	73.2%	77.4%	54.1%	50.4%
June 30, 2003
Systems revenues	$1,556,201	$—	$—	$—	$—	$—	$1,556,201
Software revenues	619,840	—	—	—	—	—	619,840
Services revenues	—	634,395	—	—	—	53,015	687,410

Total revenues	$2,176,041	$634,395	$—	$—	$—	$53,015	$2,863,451

Gross profit	$901,962	$312,039	$—	$—	$—	$27,902	$1,241,903
Gross profit percentage	41.4%	49.2%	—	—	—	52.6%	43.4%

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          In the first quarter of 2004, the LEGATO products and services segment began to sell certain products and services that were historically included in our information storage products and information storage services segments.  For purposes of presentation, these products and services are classified within the LEGATO products and services segment for the three and six month periods ended June 30, 2004.  Prior year amounts were not restated as the impact was not material.

          In the second quarter of 2004, the Documentum products and services segment began to sell certain products and services that were historically included in the LEGATO products and services segment.  For purposes of presentation, these products and services have been classified within the Documentum products and services segment for the three and six month periods ended June 30, 2004.

          Our revenue is attributed to geographic areas according to the location of customers.  Revenues by geographic area are set forth in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
United States	$1,128,024	$867,044	$2,158,095	$1,697,564
Other North America	28,166	26,463	57,707	62,854

Total North America	1,156,190	893,507	2,215,802	1,760,418

Europe, Middle East, Africa	552,039	392,698	1,107,299	736,145
Asia Pacific	221,995	165,926	442,508	313,904
Latin America	40,960	27,169	77,204	52,984

Total International	814,994	585,793	1,627,011	1,103,033

Total	$1,971,184	$1,479,300	$3,842,813	$2,863,451

          No single country other than the United States accounted for 10% or more of revenues during the three or six months ended June 30, 2004 or June 30, 2003.

          At June 30, 2004, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,374.7 million in the United States and $208.5 million internationally.  At December 31, 2003, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,405.4 million in the United States and $204.8 million internationally.  No single country other than the United States accounted for 10% or more of these assets at June 30, 2004 or December 31, 2003.

9.      Restructuring and Other Special Charges

          2004 Charges

          In the second quarter of 2004, we recorded restructuring and other special charges of $4.5 million.  Included in the charges were $0.8 million for facilities being vacated as part of the 2004 restructuring program.  The charge also included adjustments associated with the 2003 restructuring program, consisting of $8.8 million of additional costs for vacated facilities, partially offset by a $1.4 million reversal to the provision for workforce reduction attributable to finalizing severance packages for employees in foreign jurisdictions.  Additionally, during the quarter, we reversed $3.7 million associated with prior restructuring programs, primarily due to the favorable resolution of certain executive severance obligations attributable to the acquisition of Data General Corporation.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          During the first six months of 2004, we recorded restructuring and other special charges of $32.7 million.  These charges include restructuring activities, as well as IPR&D charges of $15.2 million associated with the VMware acquisition.  See Note 2.  The 2004 restructuring program consisted of employee termination benefits of $11.7 million and costs associated with excess facilities being vacated of $0.8 million. The 2004 restructuring program impacted our information storage products and information storage services segments.  The remaining $5.0 million of charges was associated with prior restructuring programs. The expected cash impact of the 2004 restructuring charge is $12.4 million, of which $1.6 million was paid in the first half of 2004. The activity for the 2004 restructuring program for the three and six months ended June 30, 2004 is presented below (tables in thousands):

Three Months Ended June 30, 2004

Category	Balance as of March 31, 2004	Additions to the Provision	Current Utilization	Balance as of June 30, 2004

Workforce reduction	$11,398	$—	$(1,326)	$10,072
Elimination of excess facilities	—	777	—	777

Total	$11,398	$777	$(1,326)	$10,849

Six Months Ended June 30, 2004

Category	Initial Provision	Additions to the Provision	Current Utilization	Balance as of June 30, 2004

Workforce reduction	$11,654	$—	$(1,582)	$10,072
Elimination of excess facilities	—	777	—	777

Total	$11,654	$777	$(1,582)	$10,849

          The 2004 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions.  Approximately 76% of such employees are based in North America and the remainder are based in Europe, Latin America and the Asia Pacific region.  As of June 30, 2004, approximately 75 employees have been terminated.  The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2004.  Amounts relating to elimination of excess facilities will be paid over the respective lease terms through 2005.

          2003 Restructuring Program

          In 2003, we recognized restructuring and other special charges for employee termination benefits, write-off of a duplicative software project and consolidation of excess facilities.  The activity for the 2003 restructuring program for the three and six months ended June 30, 2004 is presented below (tables in thousands):

Three Months Ended June 30, 2004

Category	Balance as of March 31, 2004	Adjustments to the Provision	Current Utilization	Balance as of June 30, 2004

Workforce reduction	$10,502	$(1,398)	$(2,555)	$6,549
Elimination of excess facilities	2,091	8,838	(1,583)	9,346

Total	$12,593	$7,440	$(4,138)	$15,895

Six Months Ended June 30, 2004

Category	Balance as of December 31, 2003	Adjustments to the Provision	Current Utilization	Balance as of June 30, 2004

Workforce reduction	$14,696	$(1,398)	$(6,749)	$6,549
Asset impairment	—	25	(25)	—
Elimination of excess facilities	2,262	9,767	(2,683)	9,346

Total	$16,958	$8,394	$(9,457)	$15,895

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The $1.4 million reversal of the provision for workforce reduction for the three months and six months ended June 30, 2004 was attributable to finalizing severance packages for employees in foreign jurisdictions.  The $8.8 million addition to the provision for elimination of excess facilities for the three months ended June 30, 2004 and the $9.8 million addition to the provision for elimination of excess facilities for the six months ended June 30, 2004 relate to additional charges for facilities being vacated.

          The 2003 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions.  Approximately 54% of such employees were based in North America and the remainder are or were based in Europe, Latin America and the Asia Pacific region.

          As of March 31, 2004, the 2003 restructuring program had been substantially completed. The expected cash impact of the charge is $27.3 million, of which $3.9 million was paid in 2003 and $7.5 million was paid in the six months ended June 30, 2004.  The remaining cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2004.  Amounts related to elimination of excess facilities will be paid over the respective lease term through 2005.

         Other Restructuring Programs

          During the period from 1998 through 2002, we implemented several restructuring programs.  As of December 31, 2003, the remaining accrual balance associated with these programs was $122.2 million.  For the three and six months ended June 30, 2004, the restructuring accrual balance was reduced by $3.7 million and $3.3 million, respectively, primarily due to the favorable resolution of certain executive severance obligations attributable to the acquisition of Data General.  Also during the three and six month periods ended June 30, 2004, we made payments covering severance and lease obligations aggregating $11.3 million and $23.2 million, respectively, resulting in an ending balance of $95.7 million as of June 30, 2004.

          2003 Charges

          During the second quarter of 2003, we recorded restructuring and other special charges of $3.6 million.  The charges consisted of $11.2 million of additional restructuring costs associated with our 2002 restructuring program, offset by a favorable resolution of liabilities incurred in connection with the acquisition of Data General totaling $7.6 million.  Included in the charge was $6.3 million of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions.  There was also $4.9 million of additional costs associated with excess facilities being vacated.

          During the first six months of 2003, we recorded restructuring and other special charges of $24.1 million.  The charges consisted of $31.7 million of additional restructuring costs associated with our 2002 restructuring program, offset by a favorable resolution of liabilities incurred in connection with the acquisition of Data General totaling $7.6 million.  Included in the charge was $22.1 million of additional workforce reduction costs, primarily attributable to finalizing severance packages for employees in foreign jurisdictions.  There was also $9.6 million of additional costs associated with excess facilities being vacated.

10.      Retirement Plans and Retiree Medical Benefits

          Defined Benefit Pension Plans

          We have a noncontributory defined benefit pension plan which was assumed as part of our acquisition of Data General in 1999, which covers substantially all former Data General employees located in the U.S.  In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees.  All of these plans have been frozen; therefore, such employees no longer accrue pension benefits for future services.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

          The components of net periodic benefit cost of the Data General U.S. pension plan are as follows (tables in thousands):

	For the Three Months Ended

	June 30, 2004	June 30, 2003

Interest cost	$4,639	$4,460
Expected return on plan assets	(6,625)	(5,479)
Amortization of transition asset	(214)	(213)
Recognized actuarial loss	1,442	1,941
Curtailment, net of settlements	—	11

Net periodic benefit cost (credit)	$(758)	$720

	For the Six Months Ended

	June 30, 2004	June 30, 2003

Interest cost	$9,234	$8,920
Expected return on plan assets	(13,250)	(10,958)
Amortization of transition asset	(428)	(426)
Recognized actuarial loss	2,744	3,882
Curtailment, net of settlements	—	22

Net periodic benefit cost (credit)	$(1,700)	$1,440

          Post-Retirement Medical and Life Insurance Plan

          Our post-retirement benefit plan, which was assumed in connection with the Data General acquisition, provides certain medical and life insurance benefits for retired former Data General employees.  With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent costs less a fixed EMC contribution which is dependent on the participant’s length of service and Medicare eligibility.  Benefits are continued to dependents of eligible retiree participants for 39 weeks after the death of the retiree.  The life insurance benefit plan is noncontributory.  Funds contributed to the plan are invested primarily in common stocks, mutual funds and cash equivalent securities.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The components of net periodic benefit cost of the plan are as follows (tables in thousands):

	For the Three Months Ended

	June 30, 2004	June 30, 2003

Interest cost	$69	$76
Expected return on plan assets	(8)	(6)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	(11)	(14)

Net periodic benefit cost	$25	$31

	For the Six Months Ended

	June 30, 2004	June 30, 2003

Interest cost	$138	$152
Expected return on plan assets	(16)	(12)
Amortization of transition asset	(50)	(50)
Recognized actuarial gain	(22)	(28)

Net periodic benefit cost	$50	$62

11.     Stockholders’ Equity

          Employee Stock Purchase Plan

          Under EMC’s 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees of EMC may purchase shares of common stock, through payroll deductions, at the lower of 85% of the fair market value of our common stock at the time of grant or 85% of the fair market value at the time of exercise. In accordance with the 1989 Plan, an option to purchase shares is granted to each eligible employee of EMC who elects to participate in the 1989 Plan twice yearly, on January 1 and July 1, and is exercisable on the succeeding June 30 or December 31, respectively. In May 2004, our stockholders approved an amendment to the 1989 Plan to increase the number of shares available for grant under the 1989 Plan to 98.0 million shares from 73.0 million shares.

          Stock Plan

          The EMC Corporation 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, restricted stock and restricted stock units.  In May 2004, our stockholders approved an amendment to the 2003 Plan to increase the number of shares available for grant under the 2003 Plan to 100.0 million shares from 50.0 million shares and to allow awards of restricted stock and restricted stock units to be granted to non-employee Directors.  No more than 20.0 million shares of common stock may be issued pursuant to awards of restricted stock or restricted stock units.

12.     Income Taxes

          For the three months ended June 30, 2004, our effective income tax rate was 29.0% and for the six months ended June 30, 2004, our effective income tax rate was 30.0%.  The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.  For the three and six months ended June 30, 2004, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions.  Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.  Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 million incurred in connection with the VMware acquisition.  We did not derive a tax benefit from these charges.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2004.  The following discussion contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding the following:  our revenues, our operating income as a percentage of revenue, our overall gross margin percentage, our research and development (“R&D”) expenses, our selling, general and administrative (“SG&A”) expenses, our ability to finance our on-going operations, our introduction of new and enhanced products and service offerings, our expansion of distribution channels, our investment income and our income tax rate.  Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 31.  We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

All dollar amounts in this MD&A are in millions.

INTRODUCTION

          We generate revenue through the sale, license and lease of products and services for information lifecycle management.  Our financial objective is to achieve profitable growth.  Management believes that by providing a combination of systems, software and services to meet customers’ demand for information lifecycle management, we will be able to further increase revenues.  Our operating income as a percentage of revenues increased from 2.9% for the first half of 2003 to 10.7% for the first half of 2004.  We believe that by increasing revenues and further controlling costs, we will be able to continue to improve operating income as a percentage of revenues.  Our efforts in 2004 have been and will continue to be primarily focused on expanding our portfolio of offerings to satisfy our customers’ information lifecycle management requirements.  This includes additional investments in R&D and the introduction of new and enhanced product and service offerings, with a goal of increasing our market share.  To further increase revenues, we are also expanding our distribution channels.  Additionally, we are further integrating the operations of Documentum, Inc., LEGATO Systems, Inc. and VMware, Inc. into EMC to streamline operations and reduce costs.

Results of Operations — Second Quarter of 2004 Compared to Second Quarter of 2003

Revenues

          The following table presents revenues by our segments. Certain columns may not add due to rounding.

	For the Three Months Ended

	June 30, 2004	June 30, 2003	$ Change	% Change

Information storage products	$1,336.0	$1,125.1	$210.9	19%
Information storage services	401.3	328.4	72.9	22
Documentum products and services	85.9	—	85.9	—
LEGATO products and services	83.8	—	83.8	—
VMware products and services	47.2	—	47.2	—
Other businesses	17.0	25.9	(8.9)	34

Total revenues	$1,971.2	$1,479.3	$491.9	33%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          Information storage products revenues include information storage systems and information storage software revenues.  Information storage systems revenues were $930.2 in the second quarter of 2004, compared to $803.8 in the second quarter of 2003, representing an increase of $126.4, or 16%.  The increase was due to greater demand for these products attributable to a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels, partially offset by price declines.  Information storage software revenues were $405.7 in the second quarter of 2004, compared to $321.2 in the second quarter of 2003, representing an increase of $84.5, or 26%.   Information storage software revenues include platform-based software revenues and multi-platform storage management and infrastructure software revenues.  The increase in information storage software revenues was attributable to an expanded product offering and a greater demand for software to manage increasingly complex networked storage environments.

          Information storage services revenues increased due to increased demand for software and hardware maintenance contracts associated with the increase in sales of information storage products.  Additionally, increased demand for professional services, largely to support and implement automated networked storage solutions, contributed to the increase.  Software and hardware maintenance accounted for 55.0% of total information storage services revenues in the second quarter of 2004 compared to 54.1% in the second quarter of 2003.  Professional services accounted for 45.0% of total information storage services revenues in the second quarter of 2004 compared to 45.9% in the second quarter of 2003.

          Our Documentum, LEGATO, and VMware products and services segments were established as a result of the acquisitions of LEGATO in October 2003, Documentum in December 2003, and VMware in January 2004.  Products revenues consist of software license revenues.  Services revenues include maintenance, professional services and training revenues.  Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data.  Documentum product and services revenues were $85.9 in the second quarter of 2004, which included $8.0 of revenues that were historically included in our LEGATO products and services segment.  LEGATO develops, markets and supports software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management.  LEGATO product and services revenues were $83.8 in the second quarter of 2004, which included $5.5 of revenues for products and services that were historically included in our information storage products and services segments. VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption.  VMware product and services revenues were $47.2 in the second quarter of 2004.

          Other businesses revenues consist of revenues from AViiON maintenance services.  These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.

          Revenues on sales into the North American markets were $1,156.2 in the second quarter of 2004, compared to $893.5 in the second quarter of 2003, representing an increase of $262.7, or 29%.  Revenues on sales into markets other than North America increased to $815.0 in the second quarter of 2004 from $585.8 in the second quarter of 2003, representing an increase of $229.2, or 39%.  Revenues on sales into markets other than North America accounted for 41% of total revenues in the second quarter of 2004 compared to 40% in the second quarter of 2003.  Revenues on sales into the European, Middle East and African markets were $552.0 in the second quarter of 2004, compared to $392.7 in the second quarter of 2003, representing an increase of $159.3, or 41%.  Revenues on sales into the Asia Pacific markets were $222.0 in the second quarter of 2004, compared to $165.9 in the second quarter of 2003, representing an increase of $56.1, or 34%.  Revenues on sales into the Latin American markets were $41.0 in the second quarter of 2004, compared to $27.2 in the second quarter of 2003, representing an increase of $13.8, or 51%.  The increase in revenues in these geographies in the second quarter of 2004 compared to the second quarter of 2003 was attributable to greater demand for our products and services.  Also contributing to the increase were revenues generated from the acquisitions of Documentum, LEGATO and VMware, new and enhanced distribution channels, broadened product offerings and favorable foreign currency exchange rates.

          Changes in exchange rates in the second quarter of 2004 compared to the second quarter of 2003 positively impacted consolidated revenues by approximately 3.9%.  The impact was most significant in the European market, primarily the United Kingdom, Germany, Italy and France.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Costs and expenses

          The following table presents our costs and expenses and net income.  Certain columns may not add due to rounding.

	For the Three Months Ended

	June 30, 2004	June 30, 2003	$ Change	% Change

Cost of revenue:
Information storage products	$716.9	$660.7	$56.2	9%
Information storage services	186.4	162.9	23.5	14
Documentum products and services	29.3	—	29.3	—
LEGATO products and services	22.3	—	22.3	—
VMware products and services	10.3	—	10.3	—
Other businesses	8.0	11.6	(3.6)	31

Total cost of revenue	973.3	835.2	138.1	17

Gross margins:
Information storage products	619.1	464.3	154.8	33
Information storage services	214.9	165.4	49.5	30
Documentum products and services	56.6	—	56.6	—
LEGATO products and services	61.5	—	61.5	—
VMware products and services	36.9	—	36.9	—
Other businesses	8.9	14.3	(5.4)	38

Total gross margins	997.9	644.1	353.8	55
Operating expenses:
Research and development	205.1	176.8	28.3	16
Selling, general and administrative	548.9	393.3	155.6	40
Restructuring and other special charges	4.5	3.6	0.9	25

Total operating expenses	758.5	573.6	184.9	32

Operating income	239.5	70.5	169.0	240
Investment income, interest expense, and other expense, net	32.1	49.7	(17.6)	35

Income before income taxes	271.6	120.2	151.4	126
Income tax provision	78.8	38.5	40.3	105

Net income	$192.8	$81.7	$111.1	136%

• Gross Margins

          Information storage products gross margins increased to 46.3% in the second quarter of 2004 from 41.3% in the second quarter of 2003.  The increase in the gross margin percentage was attributable to increased sales volume over a lower fixed cost component of cost of sales due to cost reduction effects.  The increase was also attributable to a higher proportion of software revenues compared to systems revenues.  Software revenues have a higher gross margin than systems revenues.

          The gross margin percentage for information storage services increased to 53.5% in the second quarter of 2004 compared to 50.4% in the second quarter of 2003. The increase in the gross margin percentage was primarily attributable to a greater proportion of revenues derived from the sale of software and hardware maintenance contracts compared to professional services revenues.  Maintenance revenues provide a higher gross margin than professional services revenues.

          The gross margin percentages for the Documentum products and services segment, LEGATO products and services segment, and VMware products and services segment were 65.8%, 73.4% and 78.3%, respectively, in the second quarter of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          The gross margin percentage for other businesses decreased to 52.5% in the second quarter of 2004 compared to 55.3% in the second quarter of 2003.  The decrease in the gross margin percentage resulted from declining revenues in this segment as the volume of maintenance contracts decreased.

          Our overall gross margin percentage was 50.6% in the second quarter of 2004 compared to 43.5% in the second quarter of 2003.  We anticipate our overall gross margin percentage will exceed 50.0% for 2004.  However, if sales volumes decline or competitive pricing pressures increase, gross margins may be negatively impacted.

          •     Research and Development

          As a percentage of revenues, R&D expenses were 10.4% and 12.0% in the second quarters of 2004 and 2003, respectively.  In addition, we spent $44.5 and $30.6 in the second quarters of 2004 and 2003, respectively, on software development, which costs were capitalized.  R&D spending includes enhancements to our software and information storage systems.  The increase in R&D expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions.  We expect the amount of R&D expenses to continue to be higher in 2004 compared to 2003, primarily due to the R&D spending of LEGATO, Documentum and VMware.  As a percentage of revenues, we expect R&D expenses to be around 11% for 2004.  This percentage may vary, however, depending primarily on our 2004 revenues.

          •     Selling, General and Administrative

          As a percentage of revenues, SG&A expenses were 27.8% and 26.6% in the second quarters of 2004 and 2003, respectively.  The increase in SG&A expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions.  We expect the amount of SG&A expenses to continue to be higher in 2004 compared to 2003, primarily due to the SG&A spending of LEGATO, Documentum and VMware.  As a percentage of revenues, we expect SG&A expenses to be between 26% and 29% for 2004.  This percentage may vary, however, depending primarily on our 2004 revenues.

          •     Restructuring and Other Special Charges

          In the second quarter of 2004, we recorded restructuring and other special charges of $4.5.  Included in the charges were $0.8 for facilities being vacated as part of the 2004 restructuring program.  The charge also includes adjustments associated with the 2003 restructuring program, consisting of $8.8 of additional costs associated with vacated facilities, partially offset by a $1.4 reversal to the provision for workforce reduction attributable to finalizing severance packages for employees in foreign jurisdictions.  Additionally, during the quarter, we reversed $3.7 associated with prior restructuring programs, primarily due to the favorable resolution of certain executive severance obligations attributable to the acquisition of Data General.  The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2004.  Amounts related to elimination of excess facilities will be paid over the respective lease terms through 2005.

          The 2004 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions.  Approximately 76% of such employees are based in North America and the remainder are based in Europe, Latin America and the Asia Pacific region.  As of June 30, 2004, approximately 75 employees have been terminated.   The expected cash impact of the 2004 restructuring charge is $12.4, of which $1.3 was paid in the second quarter of 2004.  The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2004.  Amounts related to elimination of excess facilities will be paid over the respective lease terms through 2005.

          During the second quarter of 2003, we recorded restructuring and other special charges of $3.6.  The charges consisted of $11.2 of additional restructuring costs associated with our 2002 restructuring program, offset by a favorable resolution of liabilities incurred in connection with the acquisition of Data General totaling $7.6.  Included in the charge was $6.3 of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions.  There was also $4.9 of additional costs associated with excess facilities being vacated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          •     Investment Income

          Investment income decreased to $36.0 in the second quarter of 2004 from $51.2 in the second quarter of 2003. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in the second quarter of 2004 compared to the second quarter of 2003 because of lower yields on outstanding investment balances and losses from the sale of investments.  The weighted average return on investments, excluding realized gains and losses, was 2.4% and 2.9% in the second quarters of 2004 and 2003, respectively. Realized gains (losses) were $(3.2) and $11.8 in the second quarters of 2004 and 2003, respectively.  Due to increased losses on bond portfolios from rising interest rates, we expect our investment income to be lower in 2004 compared to 2003.

          •     Other Expense, net

          Other expense, net was $2.2 in the second quarter of 2004, compared to $0.3 in the second quarter of 2003.  The balance in each period consisted primarily of realized foreign currency exchange losses.

          •     Provision for Income Taxes

          In the second quarter of 2004, we reported pre-tax income of $271.6 resulting in a provision for income taxes of $78.8.  In the second quarter of 2003, we reported pre-tax income of $120.2 resulting in a provision of income taxes of $38.5. The effective income tax rate was 29.0% and 32.0% in the second quarters of 2004 and 2003, respectively.  The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.  The reduction in the tax rate was primarily attributable to an expectation that a higher proportion of income will be attributable to foreign jurisdictions in 2004 compared to 2003.  Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.  Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 incurred in connection with the VMware acquisition.  We did not derive a tax benefit from these charges.  We expect our income tax rate to be approximately 29% in 2004; however, the rate may vary depending upon the income for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits.

Results of Operations – First Six Months of 2004 Compared to First Six Months of 2003

Revenues

          The following table presents revenues by our segments. Certain columns may not add due to rounding.

	For the Six Months Ended

	June 30, 2004	June 30, 2003	$ Change	% Change

Information storage products	$2,600.4	$2,176.0	$424.4	20%
Information storage services	778.2	634.4	143.8	23
Documentum products and services	172.1	—	172.1	—
LEGATO products and services	168.7	—	168.7	—
VMware products and services	86.5	—	86.5	—
Other businesses	36.8	53.0	(16.2)	31

Total revenues	$3,842.8	$2,863.5	$979.3	34%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          Information storage products revenues include information storage systems and information storage software revenues.  Information storage systems revenues were $1,825.2 in the first six months of 2004, compared to $1,556.2 in the first six months of 2003, representing an increase of $269.0, or 17%.  The increase was due to greater demand for these products attributable to a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels, partially offset by price declines.  Information storage software revenues were $775.2 in the first six months of 2004, compared to $619.9 in the first six months of 2003, representing an increase of $155.3, or 25%.   Information storage software revenue includes platform-based software revenue and multi-platform storage management and infrastructure software revenue.  The increase in information storage software revenue was attributable to greater demand for software to manage increasingly complex networked storage environments and an expanded product offering.

          Information storage services revenues increased due to increased demand for software and hardware maintenance contracts associated with the increase in sales of information storage products.  Additionally, increased demand for professional services, largely to support and implement automated networked storage solutions, contributed to the increase.  Software and hardware maintenance accounted for 54.9% of total information storage services revenues in the first six months of 2004 compared to 53.9% in the first six months of 2003.  Professional services accounted for 45.1% of total information storage services revenues in the first six months of 2004 compared to 46.1% in the first six months of 2003.

          Our Documentum, LEGATO, and VMware products and services segments were established as a result of the acquisitions of LEGATO in October 2003, Documentum in December 2003, and VMware in January 2004.   Products revenues consist of software license revenues.  Services revenues include maintenance, professional services and training revenues.  Documentum provides enterprise content management software, enabling organizations to organize and manage unstructured data.  Documentum product and services revenues were $172.1 in the first six months of 2004, which included $13.2 of revenues that were historically included in our LEGATO products and services segment.  LEGATO develops, markets and supports software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management.  LEGATO product and services revenues were $168.7 in the first six months of 2004, which included $12.7 of revenues for products and services that were historically included in our information storage products and services segments.  VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption.  From the date of acquisition (January 9, 2004) to June 30, 2004, VMware product and services revenues were $86.5.

          Other businesses revenues consist of revenues from AViiON maintenance services.  These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.

          Revenues on sales into the North American markets were $2,215.8 in the first six months of 2004, compared to $1,760.5 in the first six months of 2003, representing an increase of $455.3, or 26%.  Revenues on sales into markets other than North America increased to $1,627.0 in the first six months of 2004 from $1,103.0 in the first six months of 2003, representing an increase of $524.0, or 48%.  Revenues on sales into markets other than North America accounted for 42% of total revenues in the first six months of 2004 compared to 39% in the first six months of 2003.  Revenues on sales into the European, Middle East and African markets were $1,107.3 in the first six months of 2004, compared to $736.1 in the first six months of 2003, representing an increase of $371.2, or 50%.  Revenues on sales into the Asia Pacific markets were $442.5 in the first six months of 2004, compared to $313.9 in the first six months of 2003, representing an increase of $128.6, or 41%.  Revenues on sales into the Latin American markets were $77.2 in the first six months of 2004, compared to $53.0 in the first six months of 2003, representing an increase of $24.2, or 46%.  The increase in revenues in these geographies in the first half of 2004 compared to the first half of 2003 was attributable to greater demand for our products and services.  Also contributing to the increase were revenues generated from the acquisitions of Documentum, LEGATO and VMware, new and enhanced distribution channels, broadened product offerings and favorable foreign currency exchange rates.

          Changes in exchange rates in the first six months of 2004 compared to the first six months of 2003 positively impacted consolidated revenues by approximately 4.8%.  The impact was most significant in the European market, primarily the United Kingdom, Germany, Italy and France.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Costs and expenses

          The following table presents our costs and expenses and net income.  Certain columns may not add due to rounding.

	For the Six Months Ended

	June 30, 2004	June 30, 2003	$ Change	% Change

Cost of revenue:
Information storage products	$1,401.1	$1,274.1	$127.0	10%
Information storage services	366.6	322.4	44.2	14
Documentum products and services	57.8	—	57.8	—
LEGATO products and services	45.2	—	45.2	—
VMware products and services	19.6	—	19.6	—
Other businesses	16.9	25.1	(8.2)	33

Total cost of revenue	1,907.2	1,621.5	285.7	18

Gross margins:
Information storage products	1,199.3	902.0	297.3	33
Information storage services	411.6	312.0	99.6	32
Documentum products and services	114.4	—	114.4	—
LEGATO products and services	123.5	—	123.5	—
VMware products and services	66.9	—	66.9	—
Other businesses	19.9	27.9	(8.0)	29

Total gross margins	1,935.6	1,241.9	693.7	56
Operating expenses:
Research and development	409.7	357.2	52.5	15
Selling, general and administrative	1,083.5	777.8	305.7	39
Restructuring and other special charges	32.7	24.1	8.6	36

Total operating expenses	1,525.9	1,159.1	366.8	32

Operating income	409.7	82.8	326.9	395
Investment income, interest expense, and other expense, net	65.4	96.3	(30.9)	32
Income before income taxes	475.1	179.1	296.0	165
Income tax provision	142.5	62.2	80.3	129

Net income	$332.6	$116.9	$215.7	185%

          •     Gross Margins

          Information storage products gross margins increased to 46.1% in the first six months of 2004 from 41.4% in the first six months of 2003.  The increase in the gross margin percentage was attributable to increased sales volume over a lower fixed cost component of cost of sales due to cost reduction effects.  The increase was also attributable to a higher proportion of software revenues compared to systems revenues.  Software revenues have a higher gross margin than systems revenues.

          The gross margin percentage for information storage services increased to 52.9% in the first six months of 2004 compared to 49.2% in the first six months of 2003.  The increase in the gross margin percentage was primarily attributable to a greater proportion of revenues derived from the sale of software and hardware maintenance contracts compared to professional services revenues.  Maintenance revenues provide a higher gross margin than professional services revenues.

          The gross margin percentages for the Documentum products and services segment, LEGATO products and services segment, and VMware products and services segment were 66.4%, 73.2% and 77.4%, respectively, in the first six months of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          The gross margin percentage for other businesses increased to 54.1% in the first six months of 2004 compared to 52.6% in the first six months of 2003.  The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts decreased.

          Our overall gross margin percentage was 50.4% in the first six months of 2004 compared to 43.4% in the first six months of 2003.  We anticipate our overall gross margin percentage will exceed 50.0% for 2004.  However, if sales volumes decline or competitive pricing pressures increase, gross margins may be negatively impacted.

          •     Research and Development

          As a percentage of revenues, R&D expenses were 10.7% and 12.5% in the first six months of 2004 and 2003, respectively.  In addition, we spent $86.4 and $57.3 in the first six months of 2004 and 2003, respectively, on software development, which costs were capitalized.  R&D spending includes enhancements to our software and information storage systems.  The increase in R&D expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions.  We expect the amount of R&D expenses to continue to be higher in 2004 compared to 2003, primarily due to the R&D spending of LEGATO, Documentum and VMware.  As a percentage of revenues, we expect R&D expenses to be around 11% for 2004.  This percentage may vary, however, depending primarily on our 2004 revenues.

          •     Selling, General and Administrative

          As a percentage of revenues, SG&A expenses were 28.2% and 27.2% in the first six months of 2004 and 2003, respectively.  The increase in SG&A expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions.  We expect the amount of SG&A expenses to continue to be higher in 2004 compared to 2003, primarily due to the SG&A spending of LEGATO, Documentum and VMware.  As a percentage of revenues, we expect SG&A expenses to be between 26% and 29% for 2004.  This percentage may vary, however, depending primarily on our 2004 revenues.

          •     Restructuring and Other Special Charges

          During the first six months of 2004, we recorded restructuring and other special charges of $32.7.  Charges include restructuring activities, as well as IPR&D charges of $15.2 associated with the VMware acquisition.  The 2004 restructuring program consisted of employee termination benefits of $11.7 and facilities-related charges of $0.8.  The 2004 restructuring program impacted our information storage products and information storage services segments.  The remaining $5.0 of charges was associated with prior restructuring programs.

          The 2004 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions.  Approximately 76% of such employees are based in North America and the remainder are based in Europe, Latin America and the Asia Pacific region.  As of June 30, 2004, approximately 75 employees have been terminated.  The expected cash impact of the 2004 restructuring charge is $12.4, of which $1.6 was paid in the first half of 2004.  The remaining cash expenditures relating to the workforce reduction are expected to be substantially paid by the end of 2004.  Amounts related to elimination of excess facilities will be paid over the respective lease terms through 2005.

          During the first six months of 2003, we recorded restructuring and other special charges of $24.1.  The charges consisted of $31.7 of additional restructuring costs associated with our 2002 restructuring program, offset by a favorable resolution of liabilities incurred in connection with the acquisition of Data General totaling $7.6.  Included in the charge was $22.1 of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions.  There was also $9.6 of additional costs associated with excess facilities being vacated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          •     Investment Income

          Investment income decreased to $77.0 in the first six months of 2004, from $104.3 in the first six months of 2003. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in the first six months of 2004 compared to the first six months of 2003 because of lower yields on outstanding investment balances and losses from the sale of investments.  The weighted average return on investments, excluding realized gains and losses, was 2.4% and 3.0% in the first six months of 2004 and 2003, respectively. Realized gains (losses) were $(0.3) and $21.6 in the first six months of 2004 and 2003, respectively.  Due to increased losses on bond portfolios from rising interest rates, we expect our investment income to be lower in 2004 compared to 2003.

          •     Other Expense, net

          Other expense, net was $8.0 in the first six months of 2004, compared to $6.0 in the first six months of 2003.  The balance in each period consisted primarily of realized foreign currency exchange losses.

          •     Provision for Income Taxes

          In the first six months of 2004, we reported pre-tax income of $475.1 resulting in a provision for income taxes of $142.5.  In the first six months of 2003, we reported pre-tax income of $179.1 resulting in a provision of income taxes of $62.2. The effective income tax rate was 30.0% and 34.7% in the first six months of 2004 and 2003, respectively.  The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.  The reduction in the tax rate was primarily attributable to an expectation that a higher proportion of income will be attributable to foreign jurisdictions in 2004 compared to 2003.  Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.  Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 incurred in connection with the VMware acquisition.  We did not derive a tax benefit from these charges.  We expect our income tax rate to be approximately 29.0% in 2004; however, the rate may vary depending upon the income for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits.

Financial Condition

          Cash and cash equivalents and short and long-term investments were $6,710.1 and $6,907.6 at June 30, 2004 and December 31, 2003, respectively, a decrease of $197.5.

          Cash provided by operating activities in the first six months of 2004 was $884.7 compared to $611.4 in the first six months of 2003.  The increase in the first six months of 2004 compared to the first six months of 2003 was primarily attributable to improved profitability.  Changes in working capital, driven by reduced pension contributions and lower inventory purchases, also increased cash.  Additionally, non-cash charges, primarily depreciation and amortization and amortization of deferred compensation increased in the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003. The increases were attributable to the acquisitions of LEGATO, Documentum and VMware.

          Cash used for investing activities was $985.4 in the first six months of 2004, compared to $418.6 in the first six months of 2003.  In 2004, we acquired all the outstanding shares of VMware for $537.7.  Capital additions were $174.5 and $180.6 in the first six months of 2004 and 2003, respectively.  Net purchases and maturities of investments, consisting primarily of debt securities, were $164.4 and $173.1 in the first six months ended 2004 and 2003, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

          Cash used for financing activities was $206.5 in the first six months of 2004, compared to cash provided by financing activities of $21.2 in the first six months of 2003.  During the first six months of 2004, we repurchased 26.6 million shares of our common stock at a cost of $309.6.  As of June 30, 2004, we had repurchased 88.7 million of the 300.0 million shares of our common stock authorized for repurchase by our Board of Directors.  Partially offsetting this use in cash was $106.2 of cash generated in the first six months of 2004 from the exercise of stock options.  In 2003, we generated $41.8 from the exercise of stock options and used $24.4 for payments of obligations.

          We employ several strategies to enhance our liquidity and income.  We derive revenues from both selling and leasing activity.  We customarily sell the notes receivable resulting from our leasing activity.  Generally, we do not retain any recourse on the sale of these notes.  We also lend certain fixed income securities to generate investment income.  During the first six months of 2004, we entered into various agreements to loan fixed income securities generally on an overnight basis.  Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities.  The collateral is generally cash, U.S. government-backed securities or letters of credit.  At June 30, 2004, there were no outstanding securities lending transactions.

          We have available for use credit lines of $50.0 in the United States and $50.0 in Brazil.  As of June 30, 2004, we had no borrowings outstanding on either line of credit.  The U.S. credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses.  The Brazilian credit line bears interest at the rate quoted by the lender and requires us to meet certain financial covenants with respect to limitations on losses and maintaining minimum levels of cash and investments.  In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance.  At June 30, 2004, we were in compliance with the covenants.

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

          In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction.  Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time.

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

MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

Our quarterly revenues and earnings could be materially adversely affected by uneven sales patterns and changing purchasing behaviors.

          Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month and weeks and days of each quarter.  This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.  We believe this uneven sales pattern is a result of many factors including:

•	the size of our product and services prices in relation to our customers’ budgets, resulting in long lead times for customers’ budgetary approval, which tends to be given late in a quarter

•	the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

•	the fourth quarter influence of customers’ spending their remaining capital budget authorization prior to new budget constraints in the first six months of the following year

•	seasonal influences

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

MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

          In addition, unanticipated changes in our customers’ purchasing behaviors such as customers taking longer to negotiate and complete their purchases or making smaller, incremental purchases based on their current needs, also make the prediction of revenues, earnings and working capital for each financial period difficult and uncertain and increase the risk of unanticipated variations in our quarterly results and financial condition.

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

MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Changes in regulations could materially adversely affect us.

          Our business, results of operations or financial conditions could be materially adversely affected if laws, regulations or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations, such as the Sarbanes-Oxley Act of 2002, may have a material adverse impact on us. Under Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense. Should we or our independent auditors determine that we have material weaknesses in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline.

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

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2004

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2004 – April 30, 2004	12,812,000		$11.47	12,812,000	222,005,700
May 1, 2004 – May 31, 2004	10,708,705	[1]	$11.04	10,705,000	211,300,700
June 1, 2004 –June 30, 2004	—		—	—	211,300,700

Total	23,520,705		$11.27	23,517,000	211,300,700

1 Includes 3,705 shares acquired from an executive officer for tax withholding purposes.
2 All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock.  In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Stockholders was held on May 5, 2004.  There was no solicitation in opposition to management’s nominees as listed in our proxy statement and all such nominees were elected as Class II Directors for a three-year term.  The stockholders approved an amendment to our 2003 Stock Plan to increase the number of shares of common stock available for grant under the plan by 50,000,000 shares and allow awards of restricted stock and restricted stock units to be granted to non-employee Directors.  The stockholders also approved an amendment to our 1989 Employee Stock Purchase Plan to increase the number of shares of common stock available for grant under the plan by 25,000,000 shares.  In addition, the stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004.  The stockholders also voted against a stockholder proposal, which related to executive compensation, as described in our Proxy Statement.  The results of the votes for each of these proposals were as follows:

1.	Proposal 1 – Election of Class II Directors:

	For	Withheld

John R. Egan	2,019,061,409	95,064,394
Michael C. Ruettgers	2,035,594,991	78,530,812
David N. Strohm	2,055,907,783	58,218,020

2.

Proposal 2 – To amend our 2003 Stock Plan to increase by 50,000,000 the number of shares of common stock available for grant under such plan and allow awards of restricted stock and restricted stock units to be granted to non-employee Directors:

For:	1,271,731,884
Against:	235,066,248
Abstain:	15,094,295
Broker Non-Vote:	592,233,376

3.	Proposal 3 – To amend our 1989 Employee Stock Purchase Plan to increase by 25,000,000 the number of shares of common stock available for grant under such plan:

For:	1,415,460,773
Against:	91,573,453
Abstain:	14,858,201
Broker Non-Vote:	592,233,376

4.	Proposal 4 – To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004:

For:	2,058,713,542
Against:	42,752,583
Abstain:	12,659,678

5.	Proposal 5 – To act upon a stockholder proposal relating to executive compensation:

For:	124,463,931
Against:	1,354,086,564
Abstain:	43,341,932
Broker Non-Vote:	592,233,376

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

          See index to Exhibits on page 42 of this report.

     (b) Reports on Form 8-K

          On April 15, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended March 31, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 2, 2004	By:	/s/ WILLIAM J. TEUBER, JR.

William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
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