Form 10-Q
period 2004-09-30
EMC CORP
filed 2004-11-03
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2004	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification Number)

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

YES ☒                    NO ☐

     The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2004 was 2,396,278,626

EMC CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,573,670	$1,869,426
Short-term investments	877,044	928,248
Accounts and notes receivable, less allowance for doubtful accounts of $40,399 and $39,482	950,216	952,421
Inventories	547,028	514,015
Deferred income taxes	278,417	271,746
Other current assets	133,498	151,448

Total current assets	4,359,873	4,687,304
Long-term investments	4,584,007	4,109,911
Property, plant and equipment, net	1,564,306	1,610,182
Intangible assets, net	517,598	475,295
Other assets, net	506,600	426,472
Goodwill, net	3,261,366	2,711,677
Deferred income taxes	—	72,019

Total assets	$14,793,750	$14,092,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term obligations	$62	$7,104
Accounts payable	448,427	414,251
Accrued expenses	1,012,365	1,009,696
Income taxes payable	433,869	436,434
Deferred revenue	856,631	679,044

Total current liabilities	2,751,354	2,546,529
Deferred revenue	550,396	451,296
Deferred income taxes	71,517	—
Long-term convertible debt	128,832	129,966
Other liabilities	99,688	80,348
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,396,279 and 2,476,821 shares	23,963	24,768
Additional paid-in capital	6,178,893	6,894,823
Deferred compensation	(101,647)	(94,068)
Retained earnings	5,116,801	4,566,157
Accumulated other comprehensive income (loss), net	(26,047)	2,197
Treasury stock, at cost; 62,082 shares at December 31, 2003 (Note 11)	—	(509,156)

Total stockholders’ equity	11,191,963	10,884,721

Total liabilities and stockholders’ equity	$14,793,750	$14,092,860

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues:
Product sales	$1,486,918	$1,145,659	$4,321,293	$3,321,700
Services	541,961	365,188	1,550,399	1,052,598

	2,028,879	1,510,847	5,871,692	4,374,298
Costs and expenses:
Cost of product sales	746,131	658,581	2,190,976	1,932,660
Cost of services	239,547	177,149	701,921	524,618
Research and development	215,708	172,858	625,411	530,060
Selling, general and administrative	557,450	390,164	1,640,934	1,167,977
Restructuring and other special charges	—	1,696	32,688	25,785

Operating income	270,043	110,399	679,762	193,198
Investment income	38,373	45,473	115,410	149,796
Interest expense	(1,880)	(672)	(5,575)	(2,711)
Other income (expense), net	452	(3,842)	(7,520)	(9,826)

Income before taxes	306,988	151,358	782,077	330,457
Income tax provision (benefit)	88,953	(7,731)	231,433	54,446

Net income	$218,035	$159,089	$550,644	$276,011

Net income per weighted average share, basic	$0.09	$0.07	$0.23	$0.13

Net income per weighted average share, diluted	$0.09	$0.07	$0.23	$0.12

Weighted average shares, basic	2,396,399	2,186,213	2,405,216	2,186,679

Weighted average shares, diluted	2,433,671	2,213,875	2,451,916	2,208,230

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the
	Nine Months Ended

	September 30,	September 30,
	2004	2003

Cash flows from operating activities:
Net income	$550,644	$276,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450,923	389,910
Non-cash restructuring and other special charges	17,051	5,732
Amortization of deferred compensation	40,312	7,193
Provision for doubtful accounts	4,854	4,444
Deferred income taxes, net	154,017	12,783
Tax benefit from stock options exercised	27,330	3,093
Other	(1,746)	8,280
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	12,991	171,597
Inventories	(15,372)	(64,526)
Other assets	(8,640)	(70,004)
Accounts payable	27,197	(38,253)
Accrued expenses	(5,567)	(66,741)
Income taxes payable	(16,234)	190,129
Deferred revenue	200,818	275,700
Other liabilities	14,631	(95,403)

Net cash provided by operating activities	1,453,209	1,009,945

Cash flows from investing activities:
Additions to property, plant and equipment	(259,867)	(266,490)
Capitalized software development costs	(126,559)	(84,419)
Purchases of short and long-term available for sale securities	(5,295,866)	(4,591,509)
Sales of short and long-term available for sale securities	4,770,994	3,779,868
Maturities of short and long-term available for sale securities	73,544	186,389
Business acquisitions, net of cash acquired	(544,016)	(11,573)
Other	(58,146)	(28,741)

Net cash used in investing activities	(1,439,916)	(1,016,475)

Cash flows from financing activities:
Issuance of common stock	115,324	48,771
Repurchase of common stock	(417,554)	(99,447)
Payment of long-term and short-term obligations	(7,136)	(27,831)
Proceeds from long-term and short-term obligations	—	4,609

Net cash used in financing activities	(309,366)	(73,898)

Effect of exchange rate changes on cash	317	599

Net decrease in cash and cash equivalents	(295,756)	(79,829)
Cash and cash equivalents at beginning of period	1,869,426	1,686,598

Cash and cash equivalents at end of period	$1,573,670	$1,606,769

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$218,035	$159,089	$550,644	$276,011
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes (benefit) of $(18), $72, $(91) and $1,781	(1,772)	(9,961)	(7,119)	(8,306)
Changes in market value of derivatives, net of tax benefit of $0, $42, $0 and $0	(21)	(500)	(22)	(376)
Changes in market value of investments, net of taxes (benefit) of $4,454, $(10,650), $(8,548) and $(14,921)	21,902	(17,935)	(21,103)	(25,443)

Other comprehensive income (loss)	20,109	(28,396)	(28,244)	(34,125)

Comprehensive income	$238,144	$130,693	$522,400	$241,886

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

General

      The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements include the accounts of EMC and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2004 and 2003. Certain prior year amounts have been reclassified to conform with the current presentation.

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

• Software sales

      Software sales consist of the sale of software application programs. Our software products provide customers with information management, content management, sharing, protection and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon receipt of royalty reports from third party original equipment manufacturers (“OEMs”).

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

      Professional services revenues, which include information infrastructure design, integration and implementation, business continuity, data migration, networking storage and project management, are recognized as earned based upon the hours incurred.

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

Accounting for Stock-Based Compensation

      Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. The following is a reconciliation of net

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Basis of Presentation (Continued)

income per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	For the		For the
	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$218,035	$159,089	$550,644	$276,011
Add back: Stock compensation costs, net of taxes, on stock-based awards	9,208	1,440	27,616	4,643
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(96,277)	(92,945)	(298,741)	(283,389)

Incremental stock compensation expense per FAS No. 123, net of taxes	(87,069)	(91,505)	(271,125)	(278,746)

Adjusted net income (loss)	$130,966	$67,584	$279,519	$(2,735)

Net income per weighted average share, basic – as reported	$0.09	$0.07	$0.23	$0.13

Net income per weighted average share, diluted – as reported	$0.09	$0.07	$0.23	$0.12

Adjusted net income per weighted average share, basic	$0.05	$0.03	$0.12	$—

Adjusted net income per weighted average share, diluted	$0.05	$0.03	$0.11	$—

      The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Dividend yield	None	None
Expected volatility	45.0%-55.0%	55.0%
Risk-free interest rate	2.77%-3.96%	2.39%-3.36%
Expected life (years)	5.0	5.0

New Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

      In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Basis of Presentation (Continued)

Modernization Act of 2003 (“MPDIMA”), including the accounting for and disclosure of any federal subsidy provided by MPDIMA. The adoption of FAS 106-2 is not expected to have a material impact on our financial position or results of operations.

      In October 2004, the FASB approved the consensus reached on EITF No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF 04-08 provides guidance on when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. The adoption of EITF 04-08 is not expected to have a material impact on our financial position or results of operations.

2.	Business Acquisitions and Goodwill

Acquisition of VMware, Inc.

      In January 2004, we acquired all of the shares of outstanding stock of VMware, Inc., a software company specializing in virtualization technology. VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without business disruption. We determined that the acquisition advances our goal of simplifying the information technology operations of our customers and supports our overall information lifecycle management strategy. The aggregate purchase price, net of cash received, was approximately $611.9 million, which consisted of $538.2 million of cash, $72.0 million in fair value of our stock options and $1.7 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Business Acquisitions and Goodwill (Continued)

will be made upon the completion of our integration activities. The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$19,840
Property, plant & equipment	2,472
Other long-term assets	1,520
Goodwill	522,606
Intangible assets:
Developed technology (estimated useful life of 4-5 years)	93,610
Support and subscription contracts (estimated useful life of 9 years)	3,950
OEM contracts (estimated useful life of 5 years)	5,570
Tradenames and trademarks (estimated useful life of 5 years)	7,580
Non-solicitation agreements (estimated useful life of 3 years)	40
Acquired in-process R&D (“IPR&D”)	15,200

Total intangible assets	125,950
Deferred compensation	47,300
Current liabilities	(81,488)
Deferred income taxes	(22,645)
Long-term liabilities	(3,670)

Total purchase price	$611,885

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

      In connection with the VMware acquisition, we commenced integration activities which have resulted in recognizing a $3.8 million liability for lease obligations, of which $0.8 million was paid in the first nine months of 2004. The liability will be paid over the remaining lease periods through 2007. We are working to finalize our integration activities which may result in additional purchase price allocations or adjustments.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Business Acquisitions and Goodwill (Continued)

Goodwill

      Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the nine months ended September 30, 2004 consist of the following (table in thousands):

	For the Nine Months Ended September 30, 2004

			EMC Software
	Information	Information	Group	VMware
	Storage	Storage	Products and	Products and	Other
	Products	Services	Services	Services	Businesses	Total

Balance, January 1, 2004	$551,888	$1,615	$2,158,174	$—	$—	$2,711,677
Goodwill acquired	—	—	3,684	522,306	—	525,990
Tax deduction from exercise of stock options	—	—	(14,126)	(592)	—	(14,718)
Adjustment of purchase price allocations	—	—	38,117	300	—	38,417

Balance, September 30, 2004	$551,888	$1,615	$2,185,849	$522,014	$—	$3,261,366

3.	Inventories

      Inventories consist of (table in thousands):

	September 30,	December 31,
	2004	2003

Purchased parts	$40,781	$34,010
Work-in-process	372,332	311,575
Finished goods	133,915	168,430

	$547,028	$514,015

4.	Property, Plant and Equipment

      Property, plant and equipment consists of (table in thousands):

	September 30,	December 31,
	2004	2003

Furniture and fixtures	$135,271	$140,354
Equipment	1,752,583	1,719,108
Buildings and improvements	861,494	840,487
Land	105,382	105,033
Construction in progress	143,467	156,504

	2,998,197	2,961,486
Accumulated depreciation	(1,433,891)	(1,351,304)

	$1,564,306	$1,610,182

      Construction in progress and land owned at September 30, 2004 include $93.1 million and $6.0 million, respectively, of facilities under construction that we are holding for future use.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Accrued Expenses

      Accrued expenses consist of (table in thousands):

	September 30,	December 31,
	2004	2003

Salaries and benefits	$393,521	$367,067
Product warranties	147,816	118,816
Restructuring	109,959	139,135
Other	361,069	384,678

	$1,012,365	$1,009,696

      Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period. The initial systems’ warranty accrual is based upon our historical experience and specific identification of systems’ requirements. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Balance, beginning of the period	$132,801	$118,419	$118,816	$104,258
Current year accrual	35,771	17,318	90,089	68,473
Amounts charged to the accrual	(20,756)	(18,824)	(61,089)	(55,818)

Balance, end of the period	$147,816	$116,913	$147,816	$116,913

      The current period accrual includes amounts accrued for systems at the time of shipment, adjustments within the period for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Net Income Per Share

      The reconciliation of the numerators and denominators of the diluted earnings per share calculations is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Numerator:
Net income, as reported	$218,035	$159,089	$550,644	$276,011
Adjustment for interest expense on convertible debt, net of taxes	643	—	1,929	—

Net income, adjusted	$218,678	$159,089	$552,573	$276,011

Denominator:
Basic weighted average common shares outstanding	2,396,399	2,186,213	2,405,216	2,186,679
Weighted common stock equivalents	28,216	27,662	37,644	21,551
Assumed conversion of convertible debt	9,056	—	9,056	—

Diluted weighted average shares outstanding	2,433,671	2,213,875	2,451,916	2,208,230

Net income per weighted average share, diluted	$0.09	$0.07	$0.23	$0.12

      Options to acquire 158.6 million and 113.2 million shares of our common stock for the three and nine months ended September 30, 2004, respectively, and options to acquire 68.4 million and 100.7 million shares of common stock for the three and nine months ended September 30, 2003, respectively, were excluded from the calculation of diluted weighted average shares because of their antidilutive effect. The effect of our senior convertible debt, assumed in connection with our acquisition of Documentum, Inc., on the calculation of diluted net income per weighted average share for the three and nine months ended September 30, 2004 was calculated using the “if converted” method as required by FAS No. 128, “Earnings per Share.”

7.	Commitments and Contingencies

Line of Credit

      We have available for use a credit line of $50.0 million in the United States. As of September 30, 2004, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2004, we were in compliance with the covenants.

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

      We operate in the following segments: information storage products, information storage services, EMC Software Group products and services, VMware products and services and other businesses. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative or research and development expenses to each segment, as management does not use this information to measure the performance of the operating segments.

      In July 2004, we revised our segments and established the EMC Software Group products and services segment. The EMC Software Group products and services segment includes the LEGATO products and services revenues and the Documentum products and services revenues that were historically presented in separate segments. The EMC Software Group products and services segment also includes EMC multi-platform license revenues and related software maintenance revenues that were historically included in our information storage products and information storage services segments. Prior period segment information has been restated to conform to the current presentation.

      The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

			EMC Software
	Information	Information	Group	VMware
	Storage	Storage	Products and	Products and	Other
For the Three Months Ended	Products	Services	Services	Services	Businesses	Consolidated

September 30, 2004
Systems revenues	$948,938	$—	$—	$—	$—	$948,938
Software revenues	275,851	—	212,383	49,746	—	537,980
Services revenues	—	378,284	138,500	10,874	14,303	541,961

Total revenues	$1,224,789	$378,284	$350,883	$60,620	$14,303	$2,028,879

Gross profit	$517,400	$192,872	$277,033	$48,722	$7,174	$1,043,201
Gross profit percentage	42.2%	51.0%	79.0%	80.4%	50.2%	51.4%
September 30, 2003
Systems revenues	$801,075	$—	$—	$—	$—	$801,075
Software revenues	228,994	—	115,590	—	—	344,584
Services revenues	—	313,548	27,565	—	24,075	365,188

Total revenues	$1,030,069	$313,548	$143,155	$—	$24,075	$1,510,847

Gross profit	$386,789	$156,009	$119,663	$—	$12,656	$675,117
Gross profit percentage	37.5%	49.8%	83.6%	—	52.6%	44.7%

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Segment Information (Continued)

			EMC Software
	Information	Information	Group	VMware
	Storage	Storage	Products and	Products and	Other
For the Nine Months Ended	Products	Services	Services	Services	Businesses	Consolidated

September 30, 2004
Systems revenues	$2,774,124	$—	$—	$—	$—	$2,774,124
Software revenues	790,153	—	635,287	121,729	—	1,547,169
Services revenues	—	1,081,959	391,920	25,383	51,137	1,550,399

Total revenues	$3,564,277	$1,081,959	$1,027,207	$147,112	$51,137	$5,871,692

Gross profit	$1,485,671	$549,781	$800,595	$115,658	$27,090	$2,978,795
Gross profit percentage	41.7%	50.8%	77.9%	78.6%	53.0%	50.7%
September 30, 2003
Systems revenues	$2,357,276	$—	$—	$—	$—	$2,357,276
Software revenues	640,246	—	324,178	—	—	964,424
Services revenues	—	901,124	74,384	—	77,090	1,052,598

Total revenues	$2,997,522	$901,124	$398,562	$—	$77,090	$4,374,298

Gross profit	$1,112,650	$435,730	$328,082	$—	$40,558	$1,917,020
Gross profit percentage	37.1%	48.4%	82.3%	—	52.6%	43.8%

      Our revenue is attributed to geographic areas according to the location of customers. Revenues by geographic area are set forth in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues:
United States	$1,171,291	$901,959	$3,329,386	$2,599,523
Canada	27,171	19,492	84,878	82,346
Europe, Middle East, Africa	549,836	382,226	1,657,135	1,118,371
Asia Pacific	232,229	172,763	674,737	486,667
Latin America and Mexico	48,352	34,407	125,556	87,391

Total	$2,028,879	$1,510,847	$5,871,692	$4,374,298

      No single country other than the United States accounted for 10% or more of revenues during the three or nine months ended September 30, 2004 or September 30, 2003.

      At September 30, 2004, long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,359.9 million in the United States and $204.4 million internationally. At December 31, 2003, the long-lived assets, excluding financial instruments, intangible assets and deferred tax assets, were $1,405.4 million in the United States and $204.8 million internationally. No single country other than the United States accounted for 10% or more of these assets at September 30, 2004 or December 31, 2003.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Restructuring and Other Special Charges

2004 Charges

      During the first nine months of 2004, we recorded restructuring and other special charges of $32.7 million. These charges include restructuring activities, as well as IPR&D charges of $15.2 million associated with the VMware acquisition. See Note 2. The 2004 restructuring program consisted of employee termination benefits of $10.0 million and costs associated with vacating excess facilities of $0.7 million. The 2004 restructuring program impacted our information storage products, information storage services and EMC Software Group products and services segments. The 2004 restructuring program and other restructuring programs have been developed and executed on a corporate-wide basis, without regard to individual segments. These programs impact our cost of sales, selling, general and administrative expenses and research and development expenses. Segment information (Note 8) is reported only at the gross profit level. The remaining $6.8 million of charges was associated with prior restructuring programs. The expected cash impact of the 2004 restructuring charge is $10.7 million, of which $4.1 million was paid in the first nine months of 2004. The activity for the 2004 restructuring program for the three and nine months ended September 30, 2004 is presented below (tables in thousands):

Three Months Ended September 30, 2004

	Balance as of	Reductions		Balance as of
	June 30,	to the	Current	September 30,
Category	2004	Provision	Utilization	2004

Workforce reduction	$10,072	$(1,678)	$(2,295)	$6,099
Elimination of excess facilities	777	(66)	(179)	532

Total	$10,849	$(1,744)	$(2,474)	$6,631

Nine Months Ended September 30, 2004

		Additions
		(Reductions)		Balance as of
	Initial	to the	Current	September 30,
Category	Provision	Provision	Utilization	2004

Workforce reduction	$11,654	$(1,678)	$(3,877)	$6,099
Elimination of excess facilities	—	711	(179)	532

Total	$11,654	$ (967)	$(4,056)	$6,631

      The $1.7 million reversal of the provision for workforce reduction for the three months and nine months ended September 30, 2004 was attributable to a decrease in the number of individuals included in the reduction in force. The $0.7 million addition to the elimination of excess facilities provision for the nine months ended September 30, 2004 relates to charges for facilities being vacated.

      The 2004 restructuring program includes a reduction in force of approximately 150 employees across our major business functions and all major geographic regions. Approximately 71% of such employees are or were based in North America, excluding Mexico, and 29% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of September 30, 2004, approximately 120 employees have been terminated. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2004. Amounts relating to elimination of excess facilities will be paid over the respective lease terms through 2005.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Restructuring and Other Special Charges (Continued)

2003 Restructuring Program

      In 2003, we recognized restructuring and other special charges for employee termination benefits, write-off of a duplicative software project and consolidation of excess facilities. The activity for the 2003 restructuring program for the three and nine months ended September 30, 2004 is presented below (tables in thousands):

Three Months Ended September 30, 2004

	Balance as of	Reductions		Balance as of
	June 30,	to the	Current	September 30,
Category	2004	Provision	Utilization	2004

Workforce reduction	$6,549	$(447)	$(1,080)	$5,022
Elimination of excess facilities	9,346	(1,870)	(656)	6,820

Total	$15,895	$(2,317)	$(1,736)	$11,842

Nine Months Ended September 30, 2004

		Additions
	Balance as of	(Reductions)		Balance as of
	December 31,	to the	Current	September 30,
Category	2003	Provision	Utilization	2004

Workforce reduction	$14,696	$(1,845)	$(7,829)	$5,022
Asset impairment	—	25	(25)	—
Elimination of excess facilities	2,262	7,897	(3,339)	6,820

Total	$16,958	$6,077	$(11,193)	$11,842

      The $0.4 million reversal of the provision for workforce reduction for the three months ended September 30, 2004 and $1.8 million reversal of the provision for workforce reduction for the nine months ended September 30, 2004 was attributable to finalizing severance packages for employees in foreign jurisdictions. The $1.9 million reduction to the provision for elimination of excess facilities for the three months ended September 30, 2004 relates to reduced costs incurred in closing a facility. The $7.9 million addition to the provision for elimination of excess facilities for the nine months ended September 30, 2004 relates to additional net charges for facilities being vacated.

      The 2003 restructuring program included a reduction in force of approximately 200 employees across our major business functions and all major geographic regions. Approximately 55% of such employees were based in North America, excluding Mexico, and approximately 45% were based in Europe, Latin America, Mexico and the Asia Pacific region.

      As of March 31, 2004, the 2003 restructuring program had been substantially completed. The expected cash impact of the charge is $25.0 million, of which $3.9 million was paid in 2003 and $9.3 million was paid in the nine months ended September 30, 2004. The remaining cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2004. Amounts related to elimination of excess facilities will be paid over the respective lease term through 2005.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Restructuring and Other Special Charges (Continued)

Other Restructuring Programs

      During the period from 1998 through 2002, we implemented several restructuring programs. The activity for these restructuring programs for the three and nine months ended September 30, 2004 is presented below (tables in thousands):

Three Months Ended September 30, 2004

		Additions
	Balance as of	(Reductions)		Balance as of
	June 30,	to the	Current	September 30,
Category	2004	Provision	Utilization	2004

Workforce reduction	$3,094	$(8)	$(212)	$2,874
Elimination of excess facilities	88,167	4,048	(7,863)	84,352
Contractual and other obligations	4,417	21	(178)	4,260

Total	$95,678	$4,061	$(8,253)	$91,486

Nine Months Ended September 30, 2004

		Additions
	Balance as of	(Reductions)		Balance as of
	December 31,	to the	Current	September 30,
Category	2003	Provision	Utilization	2004

Workforce reduction	$12,442	$(6,814)	$(2,754)	$2,874
Elimination of excess facilities	104,034	7,517	(27,199)	84,352
Contractual and other obligations	5,701	21	(1,462)	4,260

Total	$122,177	$724	$(31,415)	$91,486

      For the three and nine months ended September 30, 2004, the elimination of excess facilities provision was increased due to additional charges on vacated facilities. For the nine months ended September 30, 2004, the workforce reduction provision was reduced due to the favorable resolution of certain executive severance obligations attributable to the acquisition of Data General Corporation. Amounts relating to elimination of excess facilities will be paid over the respective lease terms through 2015.

2003 Charges

      During the third quarter of 2003, we recorded restructuring and other special charges of $1.7 million associated with our 2002 restructuring program. Included in the charge was $0.4 million of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions. There was also $1.3 million of additional costs associated with contractual and other obligations.

      During the first nine months of 2003, we recorded restructuring and other special charges of $25.8 million. The charges consisted of $33.4 million of additional restructuring costs associated with our 2002 restructuring program, offset by a favorable resolution of liabilities incurred in connection with the acquisition of Data General totaling $7.6 million. Included in the charge was $22.5 million of additional workforce reduction costs, primarily attributable to finalizing severance packages for employees in foreign jurisdictions. There was also $9.6 million of additional costs associated with excess facilities being vacated and $1.3 million associated with contractual and other obligations.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      The components of net periodic benefit cost of the Data General U.S. pension plan are as follows (tables in thousands):

	For the Three Months Ended

	September 30,	September 30,
	2004	2003

Interest cost	$4,617	$4,460
Expected return on plan assets	(6,625)	(5,479)
Amortization of transition asset	(213)	(213)
Recognized actuarial loss	1,372	1,941
Curtailment, net of settlements	—	11

Net periodic benefit cost (credit)	$(849)	$720

	For the Nine Months Ended

	September 30,	September 30,
	2004	2003

Interest cost	$13,851	$13,380
Expected return on plan assets	(19,875)	(16,437)
Amortization of transition asset	(641)	(639)
Recognized actuarial loss	4,116	5,823
Curtailment, net of settlements	—	33

Net periodic benefit cost (credit)	$(2,549)	$2,160

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Retirement Plans and Retiree Medical Benefits (Continued)

      The components of net periodic benefit cost of the plan are as follows (tables in thousands):

	For the Three Months Ended

	September 30,	September 30,
	2004	2003

Interest cost	$69	$76
Expected return on plan assets	(8)	(6)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	(11)	(14)

Net periodic benefit cost	$25	$31

	For the Nine Months Ended

	September 30,	September 30,
	2004	2003

Interest cost	$207	$228
Expected return on plan assets	(24)	(18)
Amortization of transition asset	(75)	(75)
Recognized actuarial gain	(33)	(42)

Net periodic benefit cost	$75	$93

11.	Stockholders’ Equity

Common Stock Repurchase Program

      In May 2001, our Board of Directors authorized the repurchase of up to 50.0 million shares of common stock. In October 2002, the Board of Directors authorized the repurchase of an additional 250.0 million shares of common stock. We repurchased 10.4 million shares at a cost of $107.9 million during the three months ended September 30, 2004 and 37.0 million shares at a cost of $417.6 million during the nine months ended September 30, 2004. As of September 30, 2004, we had reacquired a total of 99.1 million shares at a cost of $926.7 million.

      On July 1, 2004, the Massachusetts Business Corporation Act (“MBCA”) became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of our former treasury shares were automatically converted to unissued shares on July 1, 2004 and have been accounted for as a reduction of common stock (at par value) and additional paid-in capital. As of September 30, 2004, common stock and additional paid-in capital have been reduced by $1.0 and $925.7 million, respectively.

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Stockholders’ Equity (Continued)

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

      For the three months ended September 30, 2004, our effective income tax rate was 29.0% and for the nine months ended September 30, 2004, our effective income tax rate was 29.6%. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three and nine months ended September 30, 2004, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Partially offsetting this benefit for the nine months ended September 30, 2004 were non-deductible IPR&D charges of $15.2 million incurred in connection with the VMware acquisition. We did not derive a tax benefit from these charges.

      For the three months ended September 30, 2003, the effective rate of benefit was 5.1%. For the nine months ended September 30, 2003, the effective income tax rate was 16.5%. For the three and nine months ended September 30, 2003, the effective tax rate varied from the statutory tax rate primarily as a result of the favorable resolution of a series of tax audits which aggregated $53.6 million. As a result, an income tax benefit of $7.7 million was recognized in the three months ended September 30, 2003. In addition, the mix of income attributable to foreign jurisdictions favorably impacted the rate.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2004. The following discussion contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding the following: our revenues, our operating income as a percentage of revenues, our overall gross margin percentage, our research and development (“R&D”) expenses, our selling, general and administrative (“SG&A”) expenses, our purchase of additional shares of our common stock, our ability to finance our on-going operations, our introduction of new and enhanced products and service offerings, our expansion of distribution channels, our investment income and our income tax rate. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 37. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

All dollar amounts in this MD&A are in millions.

INTRODUCTION

      We generate revenue through the sale, license and lease of products and services that help our customers manage their information, from the time of its creation to the archival and eventual disposal, through a strategy for aligning their IT infrastructures with the needs of their business based on information’s changing value. We refer to this strategy as information lifecycle management. Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software and services to meet customers’ demand for information lifecycle management, we will be able to further increase revenues. Our operating income as a percentage of revenues increased from 4.4% for the first nine months of 2003 to 11.6% for the first nine months of 2004. We believe that by increasing revenues and further controlling costs, we will be able to continue to improve operating income as a percentage of revenues. Our efforts in 2004 have been and will continue to be primarily focused on expanding our portfolio of offerings to satisfy our customers’ information lifecycle management requirements. This includes additional investments in R&D and the introduction of new and enhanced product and service offerings, with a goal of increasing our market share. To further increase revenues, we are also expanding our distribution channels.

      In July 2004, we revised our segments and established the EMC Software Group products and services segment. The EMC Software Group products and services segment includes LEGATO products and services revenues, Documentum products and services revenues and EMC multi-platform software license and related software maintenance revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

Results of Operations— Third Quarter of 2004 Compared to Third Quarter of 2003

Revenues

      The following table presents revenues by our segments. Certain columns may not add due to rounding.

	For the Three Months Ended

	September 30,	September 30,
	2004	2003	$ Change	% Change

Information storage products	$1,224.8	$1,030.1	$194.7	19%
Information storage services	378.3	313.5	64.8	21
EMC Software Group products and services	350.9	143.2	207.7	145
VMware products and services	60.6	—	60.6	—
Other businesses	14.3	24.1	(9.8)	41

Total revenues	$2,028.9	$1,510.8	$518.1	34%

      Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $948.9 in the third quarter of 2004, compared to $801.1 in the third quarter of 2003, representing an increase of $147.8, or 18%. The increase was due to greater demand for these products attributable to a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels, partially offset by price declines. Information storage software revenues were $275.9 in the third quarter of 2004, compared to $229.0 in the third quarter of 2003, representing an increase of $46.9, or 20%. Information storage software revenues consist of platform-based software revenues. The increase in information storage software revenues was attributable to an expanded product offering and a greater demand for software to manage increasingly complex high-end and midrange networked storage environments.

      Information storage services revenues increased due to increased demand for software and hardware maintenance contracts associated with the increase in sales of information storage products. Additionally, increased demand for professional services, largely to support and implement information lifecycle management based solutions, contributed to the increase. Software and hardware maintenance accounted for 53.3% of total information storage services revenues in the third quarter of 2004 compared to 50.3% in the third quarter of 2003. Professional services accounted for 46.7% of total information storage services revenues in the third quarter of 2004 compared to 49.7% in the third quarter of 2003.

      The EMC Software Group products and services segment was established in July 2004. The EMC Software Group products and services revenues include LEGATO products and services revenues and Documentum products and services revenues that were historically presented in separate segments. The EMC Software Group products and services revenues also include EMC multi-platform software licenses and related software maintenance revenues that were historically included in our information storage products and information storage services segments. The increase in the EMC Software Group products and services revenues was attributable to the incremental revenue related to the acquisitions of Documentum, Inc. and LEGATO Systems, Inc. and greater demand for multi-platform software products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      The VMware products and services segment was established as a result of our acquisition of VMware in January 2004. VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption. VMware product and services revenues were $60.6 in the third quarter of 2004.

      Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.

      Revenues on sales into the North American markets, excluding Mexico, were $1,198.5 in the third quarter of 2004, compared to $921.5 in the third quarter of 2003, representing an increase of $277.0, or 30%. Revenues on sales into markets other than North America, excluding Mexico, increased to $830.4 in the third quarter of 2004 from $589.4 in the third quarter of 2003, representing an increase of $241.0, or 41%. Revenues on sales into markets other than North America, excluding Mexico, accounted for 41% of total revenues in the third quarter of 2004 compared to 39% in the third quarter of 2003. Revenues on sales into the European, Middle East and African markets were $549.8 in the third quarter of 2004, compared to $382.2 in the third quarter of 2003, representing an increase of $167.6, or 44%. Revenues on sales into the Asia Pacific markets were $232.2 in the third quarter of 2004, compared to $172.8 in the third quarter of 2003, representing an increase of $59.4, or 34%. Revenues on sales into the Latin American markets and Mexico were $48.4 in the third quarter of 2004, compared to $34.4 in the third quarter of 2003, representing an increase of $14.0, or 41%. The increase in revenues in these geographies in the third quarter of 2004 compared to the third quarter of 2003 was attributable to greater demand for our products and services. Also contributing to the increase were revenues generated from the acquisitions of Documentum, LEGATO and VMware, new and enhanced distribution channels, broadened product offerings and favorable foreign currency exchange rates.

      Changes in exchange rates in the third quarter of 2004 compared to the third quarter of 2003 positively impacted consolidated revenues by approximately 3.1%. The impact was most significant in the European market, primarily the United Kingdom, Germany, Italy and France.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

Costs and Expenses

      The following table presents our costs and expenses and net income. Certain columns may not add due to rounding.

	For the Three Months Ended

	September 30,	September 30,
	2004	2003	$ Change	% Change

Cost of revenue:
Information storage products	$707.4	$643.3	$64.1	10%
Information storage services	185.4	157.5	27.9	18
EMC Software Group products and services	73.9	23.5	50.4	214
VMware products and services	11.9	—	11.9	—
Other businesses	7.1	11.4	(4.3)	38

Total cost of revenue	985.7	835.7	150.0	18

Gross margins:
Information storage products	517.4	386.8	130.6	34
Information storage services	192.9	156.0	36.9	24
EMC Software Group products and services	277.0	119.7	157.3	131
VMware products and services	48.7	—	48.7	—
Other businesses	7.2	12.7	(5.5)	43

Total gross margins	1,043.2	675.1	368.1	55

Operating expenses:
Research and development	215.7	172.9	42.8	25
Selling, general and administrative	557.5	390.2	167.3	43
Restructuring and other special charges	—	1.7	(1.7)	100

Total operating expenses	773.2	564.7	208.5	37

Operating income	270.0	110.4	159.6	145
Investment income, interest expense, and other income (expense), net	36.9	41.0	(4.1)	10

Income before income taxes	307.0	151.4	155.6	103
Income tax provision (benefit)	89.0	(7.7)	96.7	N/A

Net income	$218.0	$159.1	$58.9	37%

• Gross Margins

      Information storage products gross margin percentage increased to 42.2% in the third quarter of 2004 from 37.5% in the third quarter of 2003. The increase in the gross margin percentage was attributable to increased sales volume over a lower fixed cost component of cost of sales.

      The gross margin percentage for information storage services increased to 51.0% in the third quarter of 2004 compared to 49.8% in the third quarter of 2003. The increase in the gross margin percentage was primarily attributable to a greater proportion of revenues derived from the sale of software and hardware maintenance contracts compared to professional services revenues. Maintenance revenues provide a higher gross margin than professional services revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      The gross margin percentage for the EMC Software Group products and services segment decreased to 79.0% in the third quarter of 2004 compared to 83.6% in the third quarter of 2003. The decrease in the gross margin percentage was attributable to intangible amortization associated with the acquisitions of LEGATO and Documentum. Additionally, the decrease in the gross margin percentage was attributable to a higher proportion of software maintenance and professional services revenues and a lower proportion of software license revenues in the third quarter of 2004 compared to the third quarter of 2003. This shift in mix was attributable to the acquisitions of LEGATO and Documentum. Software license revenues have a higher gross margin than software maintenance and professional services revenues.

      The gross margin percentage for the VMware products and services segment was 80.4% in the third quarter of 2004.

      The gross margin percentage for other businesses decreased to 50.2% in the third quarter of 2004 compared to 52.6% in the third quarter of 2003. The decrease in the gross margin percentage resulted from declining revenues in this segment as the volume of maintenance contracts decreased.

      Our overall gross margin percentage was 51.4% in the third quarter of 2004 compared to 44.7% in the third quarter of 2003. We anticipate our overall gross margin percentage will exceed 50.0% for 2004. However, if sales volumes decline or competitive pricing pressures increase, gross margins may be negatively impacted.

• Research and Development

      As a percentage of revenues, R&D expenses were 10.6% and 11.4% in the third quarters of 2004 and 2003, respectively. In addition, we spent $40.2 and $27.2 in the third quarters of 2004 and 2003, respectively, on software development, which costs were capitalized. R&D spending includes enhancements to our software and information storage systems. The increase in R&D expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions. We expect the amount of R&D expenses to continue to be higher in 2004 compared to 2003, primarily due to the R&D spending of LEGATO, Documentum and VMware. As a percentage of revenues, we expect R&D expenses to be around 11% for 2004. This percentage may vary, however, depending primarily on our 2004 revenues.

• Selling, General and Administrative

      As a percentage of revenues, SG&A expenses were 27.5% and 25.8% in the third quarters of 2004 and 2003, respectively. The increase in SG&A expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions. We expect the amount of SG&A expenses to continue to be higher in 2004 compared to 2003, primarily due to the SG&A spending of LEGATO, Documentum and VMware. As a percentage of revenues, we expect SG&A expenses to be between 26% and 29% for 2004. This percentage may vary, however, depending primarily on our 2004 revenues.

• Restructuring and Other Special Charges

      In the third quarter of 2004, we adjusted the provisions associated with prior period restructuring charges. We decreased by $1.7 the provision for workforce reductions associated with the 2004 restructuring program. The decrease was attributed to a reduced number of individuals impacted by the reduction in force. There were also adjustments associated with the 2003 restructuring program, consisting of a reduction of $1.9 of costs associated with vacated facilities attributable to reduced costs incurred in closing of a facility and a $0.4 reversal to the provision for workforce reduction attributable to finalizing severance packages for employees in foreign jurisdictions. Additionally, during the quarter, we recorded a $4.0 charge associated with prior restructuring programs, consisting of additional costs for vacated facilities. The net effect of these adjustments had no impact on our results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      The 2004 restructuring program includes a reduction in force of approximately 150 employees across our major business functions and all major geographic regions. Approximately 71% of such employees are or were based in North America, excluding Mexico, and 29% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of September 30, 2004, approximately 120 employees have been terminated. The expected cash impact of the 2004 restructuring charge is $10.7, of which $2.5 was paid in the third quarter of 2004. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2004. Amounts relating to elimination of excess facilities will be paid over the respective lease terms through 2005.

      During the third quarter of 2003, we recorded restructuring and other special charges of $1.7 associated with our 2002 restructuring program. Included in the charge was $1.3 of additional costs associated with contractual and other obligations. There was also $0.4 of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions.

• Investment Income

      Investment income decreased to $38.4 in the third quarter of 2004 from $45.5 in the third quarter of 2003. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in the third quarter of 2004 compared to the third quarter of 2003 due to losses from the sale of investments, partially offset by higher yields on higher outstanding investment balances. The weighted average return on investments, excluding realized gains and losses, was 2.7% and 2.5% in the third quarters of 2004 and 2003, respectively. Realized gains (losses) were $(5.1) and $8.7 in the third quarters of 2004 and 2003, respectively. We expect our investment income to be lower in 2004 compared to 2003.

• Other Income, net

      Other income, net was $0.5 in the third quarter of 2004, compared to other expense, net of $3.8 in the third quarter of 2003. The change was primarily due to gains on the sale of strategic investments in the third quarter of 2004.

• Provision (Benefit) for Income Taxes

      In the third quarter of 2004, we reported pre-tax income of $307.0 resulting in a provision for income taxes of $89.0. In the third quarter of 2003, we reported pre-tax income of $151.4 and a corresponding benefit of income taxes of $7.7. The effective income tax rate was 29.0% in the third quarter of 2004 compared to an effective rate of benefit of 5.1% in the third quarter of 2003. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the quarter ended September 30, 2004, the effective tax rate varied from the statutory rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. For the quarter ended September 30, 2003, the effective tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters which aggregated approximately $53.6. In addition, the mix of income attributable to foreign jurisdictions favorably impacted the rate. We expect our tax rate to be approximately 29% for 2004; however, the rate may vary depending upon the income for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits.

      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

received deduction for certain dividends from controlled foreign corporations. It has been our practice to permanently reinvest all foreign earnings into our foreign operations and we currently still plan to continue to reinvest our foreign earnings permanently into our foreign operations. Should we determine that we plan to repatriate any of our foreign earnings, we will be required to establish an income tax expense and related tax liability on such earnings.

      The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities in 2005 and 2006; 6% in 2007 through 2009; and 9% in 2010 and thereafter. The impact of the AJCA on our tax rate for 2005 is not yet known.

Results of Operations— First Nine Months of 2004 Compared to First Nine Months of 2003

Revenues

      The following table presents revenues by our segments. Certain columns may not add due to rounding.

	For the Nine Months Ended

	September 30,	September 30,
	2004	2003	$ Change	% Change

Information storage products	$3,564.3	$2,997.5	$566.8	19%
Information storage services	1,082.0	901.1	180.9	20
EMC Software Group products and services	1,027.2	398.6	628.6	158
VMware products and services	147.1	—	147.1	—
Other businesses	51.1	77.1	(26.0)	34

Total revenues	$5,871.7	$4,374.3	$1,497.4	34%

      Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $2,774.1 in the first nine months of 2004, compared to $2,357.3 in the first nine months of 2003, representing an increase of $416.8, or 18%. The increase was due to greater demand for these products attributable to a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels, partially offset by price declines. Information storage software revenues were $790.2 in the first nine months of 2004, compared to $640.2 in the first nine months of 2003, representing an increase of $150.0, or 23%. Information storage software revenues consist of platform-based software revenue. The increase in information storage software revenue was attributable to an expanded product offering and greater demand for software to manage increasingly complex high-end and midrange networked storage environments.

      Information storage services revenues increased due to increased demand for software and hardware maintenance contracts associated with the increase in sales of information storage products. Additionally, increased demand for professional services, largely to support and implement information lifecycle management based solutions, contributed to the increase. Software and hardware maintenance accounted for 51.2% of total information storage services revenues in the first nine months of 2004 compared to 50.2% in the first nine months of 2003. Professional services accounted for 48.8% of total information storage services revenues in the first nine months of 2004 compared to 49.8% in the first nine months of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      The EMC Software Group products and services segment was established in July 2004. The EMC Software Group products and services revenues include LEGATO products and services revenues and Documentum products and services revenues that were historically presented in separate segments. EMC Software Group products and services revenues also include EMC multi-platform software licenses and related software maintenance revenues that were historically included in our information storage products and information storage services segments. The increase in the EMC Software Group products and services revenues was attributable to the incremental revenue related to the acquisitions of Documentum and LEGATO and greater demand for EMC multi-platform software products.

      The VMware products and services segment was established as a result of the acquisition of VMware in January 2004. VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption. From the date of acquisition (January 9, 2004) to September 30, 2004, VMware product and services revenues were $147.1.

      Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.

      Revenues on sales into the North American markets, excluding Mexico, were $3,414.3 in the first nine months of 2004, compared to $2,681.9 in the first nine months of 2003, representing an increase of $732.4, or 27%. Revenues on sales into markets other than North America, excluding Mexico, increased to $2,457.4 in the first nine months of 2004 from $1,692.4 in the first nine months of 2003, representing an increase of $765.0, or 45%. Revenues on sales into markets other than North America, excluding Mexico, accounted for 42% of total revenues in the first nine months of 2004 compared to 39% in the first nine months of 2003. Revenues on sales into the European, Middle East and African markets were $1,657.1 in the first nine months of 2004, compared to $1,118.4 in the first nine months of 2003, representing an increase of $538.7, or 48%. Revenues on sales into the Asia Pacific markets were $674.7 in the first nine months of 2004, compared to $486.7 in the first nine months of 2003, representing an increase of $188.0, or 39%. Revenues on sales into the Latin American markets and Mexico were $125.6 in the first nine months of 2004, compared to $87.4 in the first nine months of 2003, representing an increase of $38.2, or 44%. The increase in revenues in these geographies in the first nine months of 2004 compared to the first nine months of 2003 was attributable to greater demand for our products and services. Also contributing to the increase were revenues generated from the acquisitions of Documentum, LEGATO and VMware, new and enhanced distribution channels, broadened product offerings and favorable foreign currency exchange rates.

      Changes in exchange rates in the first nine months of 2004 compared to the first nine months of 2003 positively impacted consolidated revenues by approximately 4.2%. The impact was most significant in the European market, primarily the United Kingdom, Germany, Italy and France.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

          Costs and Expenses

      The following table presents our costs and expenses and net income. Certain columns may not add due to rounding.

	For the Nine Months Ended

	September 30,	September 30,
	2004	2003	$ Change	% Change

Cost of revenue:
Information storage products	$2,078.6	$1,884.9	$193.7	10%
Information storage services	532.2	465.4	66.8	14
EMC Software Group products and services	226.6	70.5	156.1	221
VMware products and services	31.5	—	31.5	—
Other businesses	24.0	36.5	(12.5)	34

Total cost of revenue	2,892.9	2,457.3	435.6	18

Gross margins:
Information storage products	1,485.7	1,112.7	373.0	34
Information storage services	549.8	435.7	114.1	26
EMC Software Group products and services	800.6	328.1	472.5	144
VMware products and services	115.7	—	115.7	—
Other businesses	27.1	40.6	(13.5)	33

Total gross margins	2,978.8	1,917.0	1,061.8	55

Operating expenses:
Research and development	625.4	530.1	95.3	18
Selling, general and administrative	1,640.9	1,168.0	472.9	40
Restructuring and other special charges	32.7	25.8	6.9	27

Total operating expenses	2,299.0	1,723.8	575.2	33

Operating income	679.8	193.2	486.6	252
Investment income, interest expense, and other expense, net	102.3	137.3	(35.0)	25

Income before income taxes	782.1	330.5	451.6	137
Income tax provision	231.4	54.4	177.0	325

Net income	$550.6	$276.0	$274.6	99%

• Gross Margins

      Information storage products gross margin percentage increased to 41.7% in the first nine months of 2004 from 37.1% in the first nine months of 2003. The increase in the gross margin percentage was attributable to increased sales volume over a lower fixed cost component of cost of sales.

      The gross margin percentage for information storage services increased to 50.8% in the first nine months of 2004 compared to 48.4% in the first nine months of 2003. The increase in the gross margin percentage was primarily attributable to a greater proportion of revenues derived from the sale of software and hardware maintenance contracts compared to professional services revenues. Maintenance revenues provide a higher gross margin than professional services revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      The gross margin percentage for the EMC Software Group products and services segment decreased to 77.9% in the first nine months of 2004 compared to 82.3% in the first nine months of 2003. The decrease in the gross margin percentage was attributable to intangible amortization associated with the acquisitions of LEGATO and Documentum. Additionally, the decrease in the gross margin percentage was attributable to a higher proportion of software maintenance and professional services revenues as compared to software license revenues in the first nine months of 2004 compared to the first nine months of 2003. This shift in mix was attributable to the acquisitions of LEGATO and Documentum. Software license revenues have a higher gross margin than software maintenance and professional services revenues.

      The gross margin percentage for the VMware products and services segment was 78.6% in the first nine months of 2004.

      The gross margin percentage for other businesses increased to 53.0% in the first nine months of 2004 compared to 52.6% in the first nine months of 2003. The increase in the gross margin percentage resulted from reducing costs in this segment as the volume of maintenance contracts decreased.

      Our overall gross margin percentage was 50.7% in the first nine months of 2004 compared to 43.8% in the first nine months of 2003. We anticipate our overall gross margin percentage will exceed 50.0% for 2004. However, if sales volumes decline or competitive pricing pressures increase, gross margins may be negatively impacted.

• Research and Development

      As a percentage of revenues, R&D expenses were 10.7% and 12.1% in the first nine months of 2004 and 2003, respectively. In addition, we spent $126.6 and $84.4 in the first nine months of 2004 and 2003, respectively, on software development, which costs were capitalized. R&D spending includes enhancements to our software and information storage systems. The increase in R&D expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions. We expect the amount of R&D expenses to continue to be higher in 2004 compared to 2003, primarily due to the R&D spending of LEGATO, Documentum and VMware. As a percentage of revenues, we expect R&D expenses to be around 11% for 2004. This percentage may vary, however, depending primarily on our 2004 revenues.

• Selling, General and Administrative

      As a percentage of revenues, SG&A expenses were 27.9% and 26.7% in the first nine months of 2004 and 2003, respectively. The increase in SG&A expenses was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions. We expect the amount of SG&A expenses to continue to be higher in 2004 compared to 2003, primarily due to the SG&A spending of LEGATO, Documentum and VMware. As a percentage of revenues, we expect SG&A expenses to be between 26% and 29% for 2004. This percentage may vary, however, depending primarily on our 2004 revenues.

• Restructuring and Other Special Charges

      During the first nine months of 2004, we recorded restructuring and other special charges of $32.7. These charges include restructuring activities, as well as IPR&D charges of $15.2 associated with the VMware acquisition. The 2004 restructuring program consisted of employee termination benefits of $10.0 and costs associated with excess facilities being vacated of $0.7. The 2004 restructuring program impacted our information storage products, information storage services and EMC Software Group products and services segments. The 2004 restructuring program and other restructuring programs have been developed and executed on a corporate-wide basis, without regard to individual segments. These programs impact our cost of sales, selling, general and administrative expenses and research and development expenses. Segment information is reported only at the gross profit level. The remaining $6.8 of charges was associated with prior restructuring programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      The 2004 restructuring program includes a reduction in force of approximately 150 employees across our major business functions and all major geographic regions. Approximately 71% of such employees are or were based in North America, excluding Mexico, and 29% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of September 30, 2004, approximately 120 employees have been terminated. The expected cash impact of the 2004 restructuring charge is $10.7, of which $4.1 was paid in the first nine months of 2004. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2004. Amounts relating to elimination of excess facilities will be paid over the respective lease terms through 2005.

      During the first nine months of 2003, we recorded restructuring and other special charges of $25.8. The charges consisted of $33.4 of additional restructuring costs associated with our 2002 restructuring program, offset by a favorable resolution of liabilities incurred in connection with the acquisition of Data General totaling $7.6. Included in the charge was $22.5 of additional workforce reduction costs primarily attributable to finalizing severance packages for employees in foreign jurisdictions. There was also $9.6 of additional costs associated with excess facilities being vacated and $1.3 associated with contractual and other obligations.

• Investment Income

      Investment income decreased to $115.4 in the first nine months of 2004, from $149.8 in the first nine months of 2003. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in the first nine months of 2004 compared to the first nine months of 2003 because of lower yields on outstanding investment balances and losses from the sale of investments. The weighted average return on investments, excluding realized gains and losses, was 2.5% and 2.8% in the first nine months of 2004 and 2003, respectively. Realized gains (losses) were $(5.3) and $30.3 in the first nine months of 2004 and 2003, respectively. As a result of the foregoing factors, we expect our investment income to be lower in 2004 compared to 2003.

• Other Expense, net

      Other expense, net was $7.5 in the first nine months of 2004, compared to $9.8 in the first nine months of 2003. The change is primarily due to a gain on sale of strategic investments in 2004 partially offset by increased realized foreign currency exchange losses.

• Provision for Income Taxes

      In the first nine months of 2004, we reported pre-tax income of $782.1 resulting in a provision for income taxes of $231.4. In the first nine months of 2003, we reported pre-tax income of $330.5 resulting in a provision of income taxes of $54.4. The effective income tax rate was 29.6% and 16.5% in the first nine months of 2004 and 2003, respectively. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the nine months ended September 30, 2004, the effective tax rate varied from the statutory rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 incurred in connection with the VMware acquisition. We did not derive a tax benefit from these charges. For the nine months ended September 30, 2003, the effective tax rate varied from the statutory rate primarily as a result of the favorable resolution of a series of tax audits which aggregated $53.6. Additionally, the mix of income attributable to foreign jurisdictions favorably impacted our tax rate. We expect our tax rate to be approximately 29% for 2004; however, the rate may vary depending upon the income for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

      In October 2004, the AJCA was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been our practice to permanently reinvest all foreign earnings into our foreign operations and we currently still plan to continue to reinvest our foreign earnings permanently into our foreign operations. Should we determine that we plan to repatriate any of our foreign earnings, we will be required to establish an income tax expense and related tax liability on such earnings.

      The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities in 2005 and 2006; 6% in 2007 through 2009; and 9% in 2010 and thereafter. The impact of the AJCA on our tax rate for 2005 is not yet known.

Financial Condition

      Cash and cash equivalents and short and long-term investments were $7,034.7 and $6,907.6 at September 30, 2004 and December 31, 2003, respectively, an increase of $127.1.

      Cash provided by operating activities in the first nine months of 2004 was $1,453.2 compared to $1,009.9 in the first nine months of 2003. The increase in the first nine months of 2004 compared to the first nine months of 2003 was primarily attributable to improved profitability. Additionally, non-cash charges, primarily depreciation and amortization, amortization of deferred compensation and deferred income taxes, net increased in the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003. The increases were attributable to the acquisitions of LEGATO, Documentum and VMware and the utilization of tax net operating loss carryforwards. Partially offsetting these items was a reduction in cash generated from working capital in 2004 compared to 2003.

      Cash used in investing activities was $1,439.9 in the first nine months of 2004, compared to $1,016.5 in the first nine months of 2003. In 2004, we acquired all the outstanding shares of VMware for $539.9. Capital additions were $259.9 and $266.5 in the first nine months of 2004 and 2003, respectively. Net purchases and maturities of investments, consisting primarily of debt securities, were $451.3 and $625.3 in the first nine months ended 2004 and 2003, respectively.

      Cash used in financing activities was $309.4 in the first nine months of 2004, compared to $73.9 in the first nine months of 2003. During the first nine months of 2004, we repurchased 37.0 million shares of our common stock at a cost of $417.6. As of September 30, 2004, we had repurchased 99.1 million of the 300.0 million shares of our common stock authorized for repurchase by our Board of Directors. We anticipate purchasing additional shares of our common stock during the remainder of 2004. Partially offsetting this use in cash was $115.3 of cash generated in the first nine months of 2004 from the exercise of stock options. In 2003, we generated $48.8 from the exercise of stock options and used $27.8 for payments of obligations.

      We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. We also lend certain fixed income securities to generate investment income. During the first nine months of 2004, we entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At September 30, 2004, there were no outstanding securities lending transactions.

      We have available for use a credit line of $50.0 in the United States. As of September 30, 2004, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2004, we were in compliance with the covenants.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

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
AND RESULTS OF OPERATIONS— (Continued)

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
AND RESULTS OF OPERATIONS— (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

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

The markets we serve are highly competitive and we may be unable to compete effectively.

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

      Companies may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products, and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. The material adverse effect to our business could include a decrease in demand for our products and services and an increase in the length of our sales cycle due to customers taking longer to compare products and services and to complete their purchases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

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

      In addition, as we focus on new market opportunities and additional customers through our various distribution channels, including small-to-medium sized businesses, we may be required to provide different levels of service and support than we typically provided in the past. We may have difficulty managing directly

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

or indirectly through our channels these different service and support requirements and may be required to incur substantial costs to provide such services which may adversely affect our business, results of operations or financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS— (Continued)

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

      We are a party (either as plaintiff or defendant) to various other patent litigation matters, including certain matters which we assumed in connection with our acquisitions of LEGATO Systems, Inc. and VMware, Inc.

      We are a party to other litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2004

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(1)	or Programs

July 1, 2004 – July 31, 2004	3,000,000	$10.91	3,000,000	208,300,700
August 1, 2004 – August 31, 2004	5,300,000	$9.92	5,300,000	203,000,700
September 1, 2004 – September 30, 2004	2,106,000	$10.72	2,106,000	200,894,700

Total	10,406,000	$10.37	10,406,000	200,894,700

(1)	All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. The repurchase program does not have a termination date. In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002.

Item 6.	Exhibits

      (a) Exhibits

      See index to Exhibits on page 47 of this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 3, 2004

By:	/s/ WILLIAM J. TEUBER, JR.

William J. Teuber, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation (filed herewith).
4.1	Form of Stock Certificate. (2)
10.1	EMC Corporation 2003 Stock Plan, as amended. (3)
10.2	Form of Indemnification Agreement for directors and executive officers (filed herewith).
10.3	Form of Stock Option Agreement under the EMC Corporation 2003 Stock Plan (filed herewith).
10.4	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan (filed herewith).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(3)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 12, 2004 (No. 033-03656).