Form 10-K
period 2004-12-31
EMC CORP
filed 2005-03-04
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2004                         Commission File Number 1-9853

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
None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant was $27,328,224,381 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004).
      The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2005 was 2,404,007,873.
DOCUMENTS INCORPORATED BY REFERENCE
      Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2005.

EMC CORPORATION

		Page No.
PART I
ITEM 1.	Business	1
ITEM 2.	Properties	9
ITEM 3.	Legal Proceedings	10
ITEM 4.	Submission of Matters to a Vote of Security Holders	10

PART II
ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
ITEM 6.	Selected Consolidated Financial Data	15
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 8.	Financial Statements and Supplementary Data	43
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	98
ITEM 9A.	Controls and Procedures	98
ITEM 9B.	Other Information	98

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	98
ITEM 11.	Executive Compensation	98
ITEM 12.	Security Ownership of Certain Beneficial Owners	98
ITEM 13.	Certain Relationships and Related Transactions	98
ITEM 14.	Principal Accountant Fees and Services	98

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	99
Signatures		100
EX-10.11 SUMMARY OF CERTAIN SEVERANCE ARRANGEMENTS
EX-14.1 EMC CORPORATION BUSINESS CONDUCT GUIDELINES
EX-21.1 SUBSIDIARIES OF REGISTRANT
EX-23.1 CONSENT OF INDEPENDENT ACCOUNTANTS
EX-31.1 SECT. 302 CERTIFICATION OF P.E.O.
EX-31.2 SECT. 302 CERTIFICATION OF P.F.O.
EX-32.1 SECT. 906 CERTIFICATION OF C.E.O.
EX-32.2 SECT. 906 CERTIFICATION OF C.F.O.

FACTORS THAT MAY AFFECT FUTURE RESULTS
      This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Factors That May Affect Future Results.” We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.
PART I

ITEM 1.	BUSINESS
General
      EMC Corporation and its subsidiaries offer a wide range of systems, software, services and solutions that help organizations get more value from their information and get the most out of their information technology (IT) assets. EMC helps individuals and organizations store, share, manage, protect and apply information to collaborate, solve problems, save money, exploit new opportunities and enhance operational results.
      EMC has led the market in developing solutions for customers to manage information intelligently based on its changing value to an organization over time. With a strategy known as information lifecycle management, we help organizations organize, protect, move and manage information on the lowest-cost storage system appropriate for the level of protection and the speed of access needed at each point in information’s life. Information lifecycle management simultaneously lowers the cost and reduces the risk of managing information, no matter what format it is in – documents, images or e-mail – as well as the data that resides in databases. Information lifecycle management provides for cost-effective business continuity and more efficient compliance with government and industry regulations. We also provide specialized virtual infrastructure software that can help organizations respond to changing IT requirements by dynamically altering their computing and storage environments without interruption to their businesses. Our unique capabilities deliver lower total operating costs, optimized service and performance and a more responsive IT infrastructure.
      The customers for our products are located worldwide and represent a cross-section of industries and government agencies. Our customers use our products and services in conjunction with a variety of computing platforms, storage systems and software applications that support key business processes including transaction processing, enterprise resource planning, customer relationship management, data warehousing, electronic commerce, content management, regulatory compliance, business intelligence, e-mail and web hosting.
      We were incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

Products and Offerings
      Our principal segments comprise EMC information storage products, EMC Software Group products and services, EMC information storage and management services and VMware software products and services.
EMC Information Storage Products Segment
      EMC information storage products are composed of information storage systems and platform-based software.

Information Storage Systems
      We offer a wide range of networked information storage systems to meet the specific needs of our customers in terms of performance, functionality, scalability, data availability and cost. Our information storage systems can be deployed in a storage area network (SAN), networked attached storage (NAS), content addressed storage (CAS) or direct attached storage environment. Our portfolio of systems ranges from the EMC CLARiiON AX100 on the low end to the EMC Symmetrix DMX-2 3000 systems on the high end. At their respective price points, we believe that our networked information storage systems offer the highest levels of functionality, performance and availability in the information storage market.
          EMC Symmetrix Systems
      Our EMC Symmetrix family of high-end networked storage systems delivers the highest levels of functionality, performance, data availability and information protection. These systems are based upon our Direct Matrix Architecture, which enables us to cost-effectively increase performance, availability, functionality and scalability. Our Symmetrix systems operate in conjunction with our platform and multi-platform storage management and infrastructure software products.
      In 2004, we introduced a new line of our Symmetrix DMX series, including the Symmetrix DMX-2 1000, DMX-2 2000 and DMX-2 3000 systems. These systems incorporate significant enhancements that deliver up to twice the performance of the original Symmetrix DMX systems introduced in 2003.
      We intend to continue to enhance our Symmetrix family of systems with additional features and capabilities.
          EMC CLARiiON Systems
      Our EMC CLARiiON family of mid-tier networked storage systems is based on a modular design, providing for flexible levels of functionality, performance, scalability and availability. These systems are offered with integrated ATA (advanced technology attachment) and Fibre Channel disk drives and are available in different configurations. As a result, our CLARiiON networked storage systems give customers more choices, enabling them to meet differing performance requirements at varying price points. These systems also enable them to bring their formerly offline, tape-based data online to improve accessibility and extend such data’s useful life. Our CLARiiON systems operate in conjunction with our platform and multi-platform storage management and infrastructure software products.
      In 2004, we introduced a new line of our CLARiiON CX series, including the CLARiiON CX300, CX500 and CX700 systems. These systems offer customers higher performance at the same price as previous CLARiiON models and new, cost-effective replication options. We also introduced the EMC CLARiiON Disk Library, which combines the power and reliability of CLARiiON technology with cost-efficient ATA disk drives and 100% compatible tape library emulation, offering the immediate benefits of backup-to-disk and serving as a new alternative to traditional tape-based solutions.
      In 2004, we also introduced the CLARiiON AX100 system, which set a new industry benchmark for affordable, easy-to-use networked storage. The CLARiiON AX100 is an easy-to-install networked storage system capable of storing up to three terabytes of information with integrated functions for simple management and advanced protection.
      We intend to continue to enhance our CLARiiON family of systems with additional features and capabilities.
          EMC Celerra and EMC NetWin Systems–Network Attached Storage Products
      We offer a range of products designed specifically for NAS environments, including the EMC Celerra and EMC NetWin systems. Celerra is available both as a front-end NAS system or “gateway” for an externally attached or networked Symmetrix or CLARiiON storage system, and as a single, integrated enclosure with a CLARiiON or Symmetrix storage system. Our NetWin product combines the Microsoft Windows Storage Server 2003 with certain CLARiiON CX models. NetWin systems are used by customers operating predominantly in Microsoft Windows environments who require NAS functionality, enabling them to more cost-effectively manage, share and protect business-critical data.
      In 2004, we introduced new gateway-enabled NAS products, including the Celerra NS700G NAS Gateway, Celerra NS700 Integrated NAS and Celerra CNS 514 Data Mover systems. These products enable customers to rapidly capitalize on the industry trend towards gateway-based NAS deployments. These systems pool SAN and NAS-based storage for improved utilization, flexibility and scale while leveraging existing SAN investments.
      We intend to continue to enhance our Celerra and NetWin families of systems with additional features and capabilities.
          EMC Centera Systems–Content Addressed Storage Products
      We offer the EMC Centera CAS product to meet the requirements of “fixed content.” We define fixed content as information whose value lies in part in its unchanging nature, such as digital x-rays and other medical records, movies, check images and e-mail correspondence. Centera eliminates the need for applications to be aware of the physical location of information, regardless of scale, from terabytes to petabytes, thereby simplifying the task of having applications access and manage huge numbers of objects.
      In 2004, we introduced several enhancements to Centera, including mainframe connectivity, improved performance, active archiving and data replication capabilities. We also introduced new Centera features to address key information management and storage-related regulatory requirements.
      Centera is integrated by third parties with their software applications and is generally sold as part of a joint solution. We have more than 400 partners in the Centera developers program and more than 170 applications available to be used with Centera.
      We intend to continue to enhance and improve our Centera system with additional features and capabilities, as well as add new partners to expand the number of applications integrated with Centera.
          EMC Connectrix Systems–Storage Area Network Products
      Our EMC Connectrix family includes high-end directors and departmental switches. These Fibre Channel-based systems significantly increase the connectivity between servers and storage systems in a SAN and permit users to centralize monitoring and control of information in a SAN. Our Connectrix family of directors and switches is manufactured for us by third-party original equipment manufacturers (OEMs).
      We intend to continue to enhance our Connectrix family of switches and directors with additional features and capabilities.

Platform-based Software
      Our platform-based software generally controls and enables functions that take place within the EMC networked storage system, such as replication, optimization and data movement. We are the leading supplier of platform-based software for local and remote replication, which customers use to protect and share data.
      In 2004, we introduced EMC SRDF/Star for data replication over unlimited distances between multiple data centers. We also introduced EMC Open Replicator for Symmetrix, array-based software that provides platform-independent information replication, distribution and migration between EMC Symmetrix and non-EMC storage systems with full or incremental copy functionality. Additionally, we introduced EMC AutoSwap, which enables mainframe users to redirect storage workloads without disrupting application processing.
      We intend to continue to enhance our platform-based software with additional features and capabilities.
EMC Software Group Products and Services Segment
      We established the EMC Software Group in July 2004. This segment includes the products and services revenues formerly related to LEGATO Systems, Inc. and Documentum, Inc., which we acquired in October 2003 and December 2003, respectively, certain other software companies we acquired in 2004 and Systems Management Arts Incorporated (“Smarts”), which we acquired in February 2005. The segment also includes EMC multi-platform license revenues and related software maintenance revenues that have historically been included in our information storage products and information storage and management services segments.
      The EMC Software Group develops platform-independent storage management software and content management software. Our storage management software simplifies, automates, protects and manages multi-vendor storage infrastructures. Our content management software enables users to collaboratively create, manage, deliver and archive unstructured content, including documents, e-mail, Web pages, records and rich media.
      In 2004, we introduced new versions of EMC ControlCenter for monitoring the health and utilization of multi-vendor environments including EMC and non-EMC storage, and a new version of EMC Legato EmailXtender for policy-based e-mail archiving. We also introduced the EMC DatabaseXtender software suite for monitoring database growth and usage and relocating less frequently used data to various EMC or non-EMC storage systems, EMC Content Archiving and Retrieval Solution (CARS) with Documentum to help customers meet the evolving requirements of internally and externally mandated compliance initiatives, and EMC Documentum Content Storage Services software to automate the placement and movement of content across a tiered heterogeneous storage infrastructure.
      We intend to continue to enhance our products and services in this segment with additional features and capabilities and to introduce new software products and services.
EMC Information Storage and Management Services Segment
      Our information storage and management services segment includes Technology Solutions, Customer Service and Customer Education, to help our customers plan, build and manage integrated IT infrastructures to more cost-effectively manage and protect their information throughout its lifecycle. We provide consulting, assessments, implementations, integration, operations management, day-to-day support, maintenance, education and training to our customers.

Technology Solutions
      Our Technology Solutions Group provides a full range of storage services to help organizations simplify and manage their information assets. It includes the Information Solutions Consulting

(ISC) organization, which provides a full range of storage consulting services. Our Technology Solutions organization focuses on networked storage, storage management, strategy, data migration, business continuity and project management. Our consultants, technology experts and Authorized Services Network (ASN) partners deliver to customers operational, financial and business impact analyses and they design, integrate and implement information storage infrastructures.

Customer Service
      Our Customer Service organization supports our solutions at worldwide customer sites 24 hours a day, seven days a week, 365 days a year. This support is delivered through a combination of remote and onsite service, directly through us and our global ASN partners. Automated remote support features designed into our information storage systems enable Customer Service personnel to proactively monitor, diagnose and resolve issues wherever a product is located, often without the need for onsite service. Other remote support capabilities are also provided with certain software products.
      To ensure that customers with multi-vendor storage network environments receive the highest level of support and the fastest issue resolution possible, we have entered into cooperative support agreements with more than 350 vendors, including many leading systems, software and services companies.

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
      We intend to continue to enhance our service offerings in this segment with additional capabilities by adding new resources and expertise.

VMware Products and Services Segment
      In January 2004, we acquired VMware, Inc., a virtual infrastructure software company, which we operate as an independent subsidiary. VMware’s software provides a layer of abstraction between the computing, storage and networking hardware and the software that runs on it. VMware software enables customers to achieve much higher utilization of the server, storage and network resources deployed within their operations, while dramatically simplifying how the workloads that are run on those systems are operated and managed. The result for the customer is substantially lower operating costs and a more responsive IT infrastructure.
      In 2004, VMware introduced VMware ACE, an enterprise solution for IT desktop managers who want to rapidly provision standardized and secure PC environments throughout the extended enterprise.
      We intend to continue to enhance VMware’s products and services with additional features and capabilities and to introduce new products and services.
Other Businesses Segment
      Following our acquisition of Data General Corporation in 1999, we sold AViiON server products. In 2001, we stopped selling such products; however, we continue to support AViiON servers.

Revenue by Class of Product
      Revenue from our systems, software, services and other businesses represented the following percentage of total revenues in 2004, 2003 and 2002:

Class of Product	2004	2003	2002

Systems	47.0%	53.1%	54.9%
Software	26.5%	22.6%	22.7%
Services	25.7%	22.7%	19.8%
Other Businesses	0.8%	1.6%	2.6%
Markets and Distribution Channels
Markets
      We focus primarily on the information storage and management markets and the virtualization infrastructure software market. In these markets, EMC targets large and medium-sized organizations, and, for the first time in 2004, smaller organizations with annual revenues well below $25 million.
Distribution Channels
      We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa, and the Asia Pacific region. We also have agreements in place with many distributors, systems integrators, resellers and OEMs. These agreements, subject to certain terms and conditions, enable these companies to market and resell certain EMC systems and software. In 2004, we expanded our distribution capabilities through both new and enhanced partner and channel relationships. VMware generally distributes its products and services through its own distribution channels that include distributors, systems integrators, resellers and OEM hardware vendors.
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
      We have implemented a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations, and to provide the framework for continual improvement of our processes and products. This system is certified to the ISO 9001 International Standard. Several additional 9001 certifications are maintained for sales and service operations worldwide. We have also implemented Six Sigma, Lean Manufacturing and other quality methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships are continually improved. Our manufacturing and test facilities in Massachusetts, North Carolina and Ireland are certified to ISO 14001, the International Standard for environmental management systems. We also maintain Support Center Practices (SCP) certification for our customer support centers. These internationally recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available.

Raw Materials
      We purchase many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. Our products utilize industry-standard and semi-custom components and subsystems. Among the most important components that we use are disk drives, high density memory components and power supplies. While such components are generally available, we have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. We currently expect that the availability of certain disk drives will be limited in the first half of 2005. We may experience shortages or delivery delays in such components. In addition, as a result of such limited availability of disk drives, we may experience an increase in our component costs.
Research and Development
      We continually enhance our existing products and develop new products to meet changing customer requirements. In 2004, 2003 and 2002, our research and development expenses totaled $847.9 million, $718.5 million and $781.5 million, respectively. We support our research and development efforts through state-of-the art development labs worldwide, including in Massachusetts, California, Maryland, North Carolina, Belgium, India and Ireland.
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
Competition
      We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services and others that offer specific information storage, management or server virtualization products or services. We believe that most of these companies compete based on their market presence, products, service or price. Some of these companies also compete by offering information storage, management or virtualization-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share.
      We believe that we have a number of competitive advantages over these companies, including product, distribution and service. We believe the advantages in our products include quality, breadth of offerings, performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership. We believe our advantages in distribution include the world’s largest information management and storage-focused direct sales force and a broad network of channel partners. We believe our advantages in service include our ability to provide our customers with a full range of expertise before, during and after their purchase of solutions from us or other vendors.
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
      We have been granted or own by assignment approximately 980 patents issued by and have more than approximately 840 patent applications pending with the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.
      We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.
Employees
      As of December 31, 2004, we had approximately 22,700 employees worldwide. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.
Financial Information About Segments, Foreign and Domestic Operations and Export Sales
      We operate in five business segments: information storage products, EMC Software Group products and services, information storage and management services, VMware products and services and other businesses. Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have three manufacturing facilities: one in Massachusetts, which manufactures Symmetrix and Celerra systems for the North American markets; one in Ireland, which manufactures Symmetrix, CLARiiON and Celerra systems for markets outside of North America; and one in North Carolina, which manufactures CLARiiON systems for the North American markets and NetWin and Centera systems for worldwide markets. See Note Q to our Consolidated Financial Statements for information about revenues by segment and geographic area.
Available Information
      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, Mergers & Acquisitions Committee and Stock Repurchase and Bond Redemption Oversight Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/about/governance. Copies also will be provided to any shareholder upon written request to EMC Corporation, Investor Relations, 176 South Street, Hopkinton, MA 01748 or by contacting EMC Investor Relations at 508-293-6313. None of the information posted on our website is incorporated by reference into this Annual Report.
CEO Certification
      An annual CEO Certification was submitted by our CEO to the New York Stock Exchange on June 1, 2004 in accordance with the NYSE’s listing standards.

ITEM 2.	PROPERTIES
      As of December 31, 2004, we owned or leased the facilities described below:

Location	Approximate Sq. Ft. *		Principal Use(s)	Principal Segment(s)

Hopkinton, MA	owned: leased:	1,832,500 131,600	executive and administrative offices, R&D, customer service and sales	**

Franklin, MA	owned: leased:	938,600 97,000	manufacturing	information storage products

Milford, MA	owned:	53,200	customer service	**

Southborough, MA	owned:	551,800	R&D and customer service	**

Westborough, MA	owned: leased:	285,700 700,500	R&D, sales and administrative offices	**

Apex, NC	owned:	387,900	manufacturing	information storage products

Research Triangle Park, NC	owned:	170,900	R&D and customer service	**

Palo Alto, CA	leased:	132,000	executive and administrative offices, R&D, customer service and sales	VMware products and services

Palo Alto, CA	leased:	95,000	R&D and customer service	EMC Software Group products and services

Pleasanton, CA	leased:	246,000	executive and administrative offices, R&D, customer service and sales	EMC Software Group products and services

Mountain View, CA	leased:	105,000	executive and administrative offices, customer service and sales	EMC Software Group products and services

Other North American locations	leased:	2,348,000	sales, customer service and R&D	**

Asia Pacific region	leased:	583,900	sales, customer service and R&D	**

Cork, Ireland	owned: leased:	555,600 11,000	manufacturing, customer service, R&D and administrative offices	**

Europe, Middle East and Africa (excluding Cork, Ireland)	leased:	1,023,700	sales, customer service and R&D	**

Latin American region	leased:	68,700	sales and customer service	**

*	Of the total square feet owned and leased, approximately 2,000,000 square feet was vacant and 508,000 square feet was leased or subleased to non-EMC businesses.

**	All segments of our business generally utilize these facilities.
      We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note M to our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS
      On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents (the “First HP Lawsuit”). HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. We seek a permanent injunction as well as unspecified monetary damages for patent infringement. On February 16, 2005, summary judgment motions were heard. The court’s ruling on such motions is currently pending.
      On October 27, 2004, a second complaint was filed by HP against us in the same court based on six of the seven patents asserted in the First HP Lawsuit (the “Second HP Lawsuit”). The Second HP Lawsuit was filed shortly after the court had denied HP’s motion for leave to amend its infringement contentions in the First HP Lawsuit to add certain EMC products. In the Second HP Lawsuit, HP alleges patent infringement by the same EMC products that they attempted to add to the First HP Lawsuit. On February 3, 2005, the court stayed the Second HP Lawsuit.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of our shareholders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT
      Our executive officers are as follows:

Name	Age	Position

Michael C. Ruettgers	62	Chairman of the Board of Directors
Joseph M. Tucci	57	President, Chief Executive Officer and Director
David G. DeWalt	40	Executive Vice President, EMC Software Group and President of Documentum and Legato
David A. Donatelli	39	Executive Vice President, Storage Platforms Operations
Howard D. Elias	47	Executive Vice President, Corporate Marketing, Office of Technology and New Business Development
David I. Goulden	45	Executive Vice President, Customer Operations
Diane Greene	49	Executive Vice President and President of VMware
Frank M. Hauck	45	Executive Vice President, Customer Operations
Mark S. Lewis	42	Executive Vice President, EMC Software Group
William J. Teuber, Jr.	53	Executive Vice President and Chief Financial Officer
David B. Wright	55	Executive Vice President, Strategic Alliances and Global Accounts
Paul T. Dacier	47	Senior Vice President and General Counsel
      Michael C. Ruettgers has been our Chairman of the Board of Directors since January 2004 and has been a Director since May 1992. From January 2001 to December 2003, Mr. Ruettgers served as Executive Chairman of the Board of Directors. Mr. Ruettgers served as our Chief Executive Officer from January 1992 to January 2001, President from January 1990 to January 2000, Chief Operating Officer from October 1989 to January 1990, and as Executive Vice President, Operations, from July 1988 to October 1989. Mr. Ruettgers is also a director of Raytheon Company, a global technology and electronics company.
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
      David G. DeWalt has been our Executive Vice President, EMC Software Group and President of our Documentum and LEGATO Software divisions since July 2004. He served as Executive Vice President and President of our Documentum division from December 2003 to July 2004. Prior to joining EMC, Mr. DeWalt served as President and Chief Executive Officer of Documentum, Inc. from July 2001 to December 2003, Executive Vice President and Chief Operating Officer of Documentum, from October 2000 to July 2001 and Executive Vice President and General Manager, eBusiness Unit of Documentum, from August 1999 to October 2000. Prior to joining Documentum in 1999, Mr. DeWalt was the Founding Principal and Vice President of Eventus Software, a web content software company, from August 1997 to December 1998. Following Eventus’ 1998 acquisition by Segue Software, an e-business software company, Mr. DeWalt served as Vice President, North American sales for Segue. Mr. DeWalt is a director of SERENA Software, Inc., a provider of enterprise change management software, and MatrixOne, a provider of product lifecycle management technology.
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
      Howard D. Elias has been our Executive Vice President, Corporate Marketing, Office of Technology and New Business Development since January 2004. He served as Executive Vice President, New Ventures and Office of Technology, from September 2003 to January 2004. Prior to joining EMC, Mr. Elias served as Senior Vice President of Business Management and Operations in the Enterprise Systems Group at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, from May 2003 to August 2003 and Senior Vice President and General Manager of Network Storage Solutions from May 2002 to April 2003. Prior to Hewlett-Packard’s acquisition of Compaq Computer Corporation, Mr. Elias served as Senior Vice President and General Manager of Compaq’s Business Critical Server Group from January 2001 to April 2002. He served as Vice President and General Manager in the Storage Products Division of Compaq from 1998 to 2000.
      David I. Goulden has been our Executive Vice President, Customer Operations since April 2004. Mr. Goulden served as Executive Vice President, Customer Solutions and Marketing and New Business Development from November 2003 to April 2004 and as Executive Vice President, Global Marketing and New Business Development from July 2002 to November 2003. Prior to joining EMC, Mr. Goulden served as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific of Getronics N.V., an information technology services company, from April 2000 to July 2002, as President and Chief Operating Officer for the Americas of Getronics from June 1999 to April 2000, and in a number of executive positions at Wang Global, an information technology services company, from September 1990 to June 1999. Getronics acquired Wang Global in June 1999.
      Diane Greene has been our Executive Vice President and President of our VMware subsidiary since January 2005. She served as President of our VMware subsidiary from January 2004 to January 2005. Ms. Greene was a founder of VMware and served as its President and CEO from its inception in 1998 to January 2004. Ms. Greene is a director of West Marine, Inc., a provider of boating gear and services.
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
      Mark S. Lewis has been our Executive Vice President, EMC Software Group since July 2004. Mr. Lewis served as Executive Vice President, Open Software Operations, from July 2003 to July 2004 and as Executive Vice President, New Ventures and Chief Technology Officer from July 2002 to July 2003. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard Company. Prior to Hewlett-Packard’s acquisition of Compaq Computer Corporation, Mr. Lewis served as Vice President and General Manager of Compaq’s Enterprise Storage Group from January 2001 to April 2002. Prior to joining Compaq, Mr. Lewis spent fourteen years at Digital Equipment Corporation, where he helped develop the StorageWorks product line.
      William J. Teuber, Jr. has been our Executive Vice President and Chief Financial Officer since November 2001. Mr. Teuber served as Senior Vice President and Chief Financial Officer from February 2000 to November 2001, as Vice President and Chief Financial Officer from February 1997 to February 2000, and as Vice President and Controller from August 1995 to February 1997. Mr. Teuber is a director of Popular, Inc., a financial holding company.

      David B. Wright has been our Executive Vice President, Strategic Alliances and Global Accounts since July 2004. Mr. Wright served as Executive Vice President and President of our LEGATO Software division from October 2003 to July 2004. Prior to joining EMC, Mr. Wright served as Chairman of the Board of Directors of LEGATO Systems, Inc. from March 2001 to October 2003 and as President and Chief Executive Officer from October 2000 to October 2003. Prior to joining LEGATO in 2000, Mr. Wright spent thirteen years at Amdahl Corporation, where he held a variety of positions, including President and Chief Executive Officer from 1997 to 2000. Mr. Wright is a director of Applied Micro Circuits Corporation, a provider of information storage services, Aspect Communications Corporation, a provider of contact center solutions and services, and VA Software Corporation, a provider of collaborative application development and project management platforms.
      Paul T. Dacier has been our Senior Vice President and General Counsel since February 2000. Mr. Dacier served as Vice President and General Counsel from February 1993 to February 2000 and as General Counsel of EMC from March 1990 to February 1993.

      AutoSwap, EMC, CLARiiON, Celerra, Centera, Connectrix, DatabaseXtender, Direct Matrix Architecture, DMX, Documentum, EMC ControlCenter, EMC Proven, EDM, EmailXtender, LEGATO, NetWin, Open Replicator, SRDF, Symmetrix, VMware are either registered trademarks or trademarks of EMC Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock, par value $.01 per share, trades on the New York Stock Exchange under the symbol EMC.
      The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown.

Fiscal 2004	High	Low

First Quarter	$15.80	$12.11
Second Quarter	13.75	9.97
Third Quarter	11.61	9.24
Fourth Quarter	14.96	11.69

Fiscal 2003	High	Low

First Quarter	$8.59	$5.98
Second Quarter	11.45	7.20
Third Quarter	13.96	9.61
Fourth Quarter	14.65	12.11
      We had 20,851 holders of record of our common stock as of March 1, 2005.
      We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2004

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans or	Be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Programs	the Plans or Programs

October 1, 2004 – October 31, 2004	1,000,000	$12.64	1,000,000	199,894,700
November 1, 2004 – November 30, 2004	5,883,600	$13.09	5,883,600	194,011,100
December 1, 2004 – December 31, 2004	2,650,000	$14.53	2,650,000	191,361,100

Total	9,533,600	$13.44	9,533,600	191,361,100

(1)	All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002. These repurchase authorizations do not have a fixed termination date.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,

	2004 (2)	2003 (1)	2002	2001	2000

Summary of Operations:
Revenues	$8,229,488	$6,236,808	$5,438,352	$7,090,633	$8,872,816
Operating income (loss)	1,043,993	401,157	(493,831)	(697,841)	2,256,903
Net income (loss)	871,189	496,108	(118,706)	(507,712)	1,782,075
Net income (loss) per weighted average share, basic	$0.36	$0.22	$(0.05)	$(0.23)	$0.82
Net income (loss) per weighted average share, diluted	$0.36	$0.22	$(0.05)	$(0.23)	$0.79
Weighted average shares, basic	2,402,198	2,211,544	2,206,294	2,211,273	2,164,180
Weighted average shares, diluted	2,450,570	2,237,656	2,206,294	2,211,273	2,245,203
Balance Sheet Data:
Working capital	$1,882,226	$2,140,775	$2,175,598	$2,743,828	$3,986,404
Total assets	15,422,906	14,092,860	9,590,447	9,889,635	10,537,799
Long-term obligations (3)	130,844	132,634	6,963	17,202	14,457
Stockholders’ equity	$11,523,287	$10,884,721	$7,226,002	$7,600,820	$8,177,209

(1)	In 2003, EMC acquired all of the outstanding shares of LEGATO and Documentum (see Note B to the financial statements).

(2)	In 2004, EMC acquired all of the outstanding shares of VMware (see Note B to the financial statements).

(3)	Includes long-term convertible debt and capital leases, excluding current portion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 33. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof.
All dollar amounts in this MD&A are in millions, except per share amounts
INTRODUCTION
      Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our operating income as a percentage of revenues increased from 6.4% for 2003 to 12.7% for 2004. Our efforts in 2003 and 2004 have been primarily focused on improving operating margins by increasing gross margins and reducing operating expenses. Additionally, we have been expanding our portfolio of offerings to satisfy our customers’ requirements. Our gross margins have increased from 39.0% in 2002 to 51.2% in 2004. We have increased our overall investment in R&D from $781.5 in 2002 to $847.9 in 2004. These R&D expenditures have enabled us to introduce new and enhanced product and service offerings. Our selling, general and administrative expenses, as a percentage of revenue, have decreased from 30.9% in 2002 to 27.5% in 2004. Our R&D expenses, as a percentage of revenue, have decreased from 14.4% in 2002 to 10.3% in 2004. We plan to continue to focus our efforts in 2005 on improving our operating and gross margins and expanding our product offerings.
RESULTS OF OPERATIONS
      The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.

	2004	2003	2002

Total revenue	100.0%	100.0%	100.0%
Cost and expenses
Cost of sales	48.8	54.4	61.0

Gross margin	51.2	45.6	39.0
Research and development	10.3	11.5	14.4
Selling, general and administrative	27.5	26.6	30.9
Restructuring and other special charges	0.7	1.1	2.8

Operating income (loss)	12.7	6.4	(9.1)
Investment income, interest expense and other expense, net	1.7	2.7	3.6

Income (loss) before income taxes	14.4	9.2	(5.5)
Provision (benefit) for income taxes	3.8	1.2	(3.3)

Net income (loss)	10.6%	8.0%	(2.2)%

Revenues
      The following table presents revenue by our segments:

				Percentage Change

	2004	2003	2002	2004 vs 2003	2003 vs 2002

Information storage products	$4,979.9	$4,206.4	$3,762.0	18%	12%
Information storage and management services	1,530.4	1,262.5	1,000.0	21	26
EMC Software Group products and services	1,437.4	668.4	534.8	115	25
VMware products and services	218.2	–	–	*	–
Other businesses	63.6	99.5	141.6	(36)	(30)

Total revenues	$8,229.5	$6,236.8	$5,438.4	32%	15%

* Not Measurable
      Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $3,871.0, $3,314.7 and $2,985.3 in 2004, 2003 and 2002, respectively, representing increases of 17% in 2004 and 11% in 2003. The increases in 2004 and 2003 were due to greater demand for these products attributable to wider acceptance of information lifecycle management-based solutions, a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels. Information storage software revenues were $1,108.9, $891.7 and $776.7 in 2004, 2003 and 2002, respectively, representing increases of 24% in 2004 and 15% in 2003. Information storage software revenues consist of revenues from platform-based software whose operation generally controls and enables functions that take place within an EMC storage system. The increases in 2004 and 2003 in information storage software revenues were attributable to an expanded product offering, a greater demand for software to manage increasingly complex high-end and midrange networked storage environments and new and enhanced distribution channels.
      Information storage and management services revenues include software and hardware maintenance and professional services revenues. Software and hardware maintenance accounted for 51.1%, 50.5% and 46.2% of total information storage and management services revenues in 2004, 2003 and 2002, respectively. Professional services accounted for 48.9%, 49.5% and 53.8% of total information storage and management services revenues in 2004, 2003 and 2002, respectively. Information storage and management services revenues increased in 2004 and 2003 due to greater demand for both software and hardware maintenance contracts associated with increases in sales of information storage products. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the increases in 2004 and 2003.
      The EMC Software Group products and services segment was established in July 2004. The EMC Software Group products and services revenues include LEGATO products and services revenues and Documentum products and services revenues that were historically presented in separate segments. The EMC Software Group products and services revenues also include EMC multi-platform software licenses and related software maintenance revenues that were historically included in our information storage products and information storage and management services segments. The 2004 and 2003 increases in the EMC Software Group products and services revenues were primarily attributable to the incremental revenue related to the acquisitions of Documentum and LEGATO as well as greater demand for EMC multi-platform software products.
      The VMware products and services segment was established as a result of the acquisition of VMware in January 2004. VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without any business disruption. From the date of acquisition (January 9, 2004) through December 31, 2004, VMware products and services revenues were $218.2.

      Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years as we have discontinued selling AViiON servers.
      Revenues by geography were as follows:

				Percentage Change

	2004	2003	2002	2004 vs 2003	2003 vs 2002

North America, excluding Mexico	$4,755.8	$3,740.7	$3,225.4	27%	16%
Europe, Middle East and Africa	2,355.9	1,645.0	1,327.8	43	24
Asia Pacific	926.0	709.4	769.8	31	(8)
Latin America and Mexico	191.8	141.7	115.4	35	23
      Revenue increased in 2004 and 2003 in these markets due to greater demand for our products and services. Also contributing to the increases were revenues generated from the acquisitions of Documentum, LEGATO and VMware, new and enhanced distribution channels, broadened product offerings and favorable foreign currency exchange rates. The decrease in revenue in 2003 compared to 2002 in the Asia Pacific markets was due to several large non-recurring customer orders received in 2002. Changes in exchange rates favorably impacted revenue growth by 3.7% in each of 2004 and 2003. The impact of the change in rates in 2004 and 2003 was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.
      At the time of sale, we provide for the potential returns of products as a reduction of revenue. We estimate the amount of returns based upon our historical experience, specific identification of probable returns and current market and economic conditions. In 2004 and 2003, we decreased our provision for potential sales returns by $5.7 and $19.4, respectively. The reductions in the provisions were attributable to improved economic conditions and a favorable experience in the level of actual returns compared to our expectations.
      We expect our revenues for 2005 to grow at approximately twice the rate of the storage and information management IT markets, which we estimate will grow around 7% to 8%. Additionally, we expect that our revenues will be positively impacted by the acquisition of Systems Management Arts Incorporated (“Smarts”), which was completed in February 2005. However, our revenues could be negatively impacted by a variety of factors, including the economy, demand for IT infrastructure, product availability, competitive factors and changes in exchange rates.

Costs and expenses
      The following table presents our costs and expenses and net income. Certain columns may not add due to rounding.

				Percentage Change

	2004	2003	2002	2004 vs 2003	2003 vs 2002

Cost of revenue:
Information storage products	$2,876.4	$2,594.8	$2,541.0	11%	2%
Information storage and management services	748.4	638.5	601.3	17	6
EMC Software Group products and services	315.7	115.5	101.0	173	14
VMware products and services	44.7	–	–	*	–
Other businesses	29.7	46.0	76.3	(35)	(40)

Total cost of revenue	4,014.9	3,394.8	3,319.5	18	2

Gross margins:
Information storage products	2,103.5	1,611.6	1,221.0	31	32
Information storage and management services	782.0	624.0	398.7	25	57
EMC Software Group products and services	1,121.7	553.0	433.8	103	27
VMware products and services	173.5	–	–	*	–
Other businesses	33.9	53.5	65.3	(37)	(18)

Total gross margin	4,214.6	2,842.1	2,118.8	48	34
Operating expenses:
Research and development	847.9	718.5	781.5	18	(8)
Selling, general and administrative	2,266.7	1,656.2	1,680.8	37	(1)
Restructuring and other special charges	56.1	66.3	150.4	(15)	(56)

Total operating expenses	3,170.6	2,440.9	2,612.7	30	(7)

Operating income (loss)	1,043.9	401.2	(493.8)	160	*
Investment income, interest expense and other expenses, net	141.0	169.9	197.3	(17)	(14)

Income (loss) before income taxes (benefit)	1,185.0	571.0	(296.5)	108	*
Provision (benefit) for income taxes	313.8	74.9	(177.8)	319	*

Net income (loss)	$871.1	$496.1	$(118.7)	76%	*

* Not Measurable
Gross Margins
      Our overall gross margin percentages were 51.2% in 2004, 45.6% in 2003 and 39.0% in 2002.
      Information storage products gross margin percentages were 42.2%, 38.3% and 32.5% in 2004, 2003 and 2002, respectively. The increase in the gross margin percentage for both 2004 and 2003 was attributable to achieving higher sales volumes while at the same time improving our operating cost structure. Partially offsetting the improvements in the gross margin percentages in 2004 and 2003 were increased provisions for product warranties which were $146.5 in 2004 and $90.4 in 2003. The increases in the provisions for both 2004 and 2003 were attributable to a greater number of systems sold and a longer average warranty period provided to customers compared to prior years. The gross margin percentage for 2002 was favorably impacted by $61.6, or 1.6%, resulting primarily from the sale of previously identified obsolete inventory for which a reserve was established in 2001.

      The gross margin percentages for information storage and management services were 51.1%, 49.4% and 39.9% in 2004, 2003 and 2002, respectively. The improvements in both 2004 and 2003 were driven by a shift in the mix of our services offerings with a greater proportion of revenues being derived from software and hardware maintenance contracts compared to professional services revenues. Maintenance revenues provide a higher gross margin than professional services revenues. Additionally, the increases in the gross margin percentages in both 2004 and 2003 were attributable to improvements in the gross margins earned from professional services.
      The gross margin percentages for the EMC Software Group products and services segment were 78.0%, 82.7% and 81.1% in 2004, 2003 and 2002, respectively. The decrease in the gross margin percentage in 2004 compared to 2003 was primarily attributable to intangible amortization expense associated with the acquisitions of LEGATO and Documentum. The decrease in the gross margin percentage was also attributable to a change in the revenue mix. In 2004, software maintenance and professional services accounted for a greater proportion of total revenue as compared to 2003. Software license revenues have a higher gross margin than software maintenance and professional services revenues. The increase in the gross margin percentage in 2003 compared to 2002 was primarily attributable to the acquisitions of LEGATO and Documentum, both of which were consummated in the fourth quarter of 2003.
      The gross margin percentage for the VMware products and services segment was 79.5% in 2004.
      The gross margin percentages for other businesses were 53.4%, 53.7% and 46.1% in 2004, 2003 and 2002, respectively. The decrease in the gross margin percentage in 2004 compared to 2003 resulted from declining revenues in this segment as the volume of maintenance contracts decreased. The increase in the gross margin percentage in 2003 compared to 2002 resulted from reducing costs in this segment as we discontinued selling servers.
Research and Development
      As a percentage of revenues, research and development (“R&D”) expenses were 10.3%, 11.5% and 14.4% in 2004, 2003 and 2002, respectively. In addition, we spent $166.3, $113.4 and $126.7 in 2004, 2003 and 2002, respectively, on software development, which costs were capitalized. R&D spending includes enhancements to our software and information storage systems. The increase in R&D expenses in 2004 compared to 2003 was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions. The decrease in R&D expenses in 2003 compared to 2002 was attributable to our cost cutting initiatives.
Selling, General and Administrative
      As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 27.5%, 26.6% and 30.9% in 2004, 2003 and 2002, respectively. The increase in absolute dollars spent in 2004 compared to 2003 was primarily attributable to the increased salaries and related costs from the LEGATO, Documentum and VMware acquisitions. The increase in SG&A expenses as a percentage of revenue in 2004 compared to 2003 was due to the acquisitions of LEGATO, Documentum and VMware. These operations have a higher selling cost as a percentage of revenue than EMC has historically incurred. The decrease in absolute dollars spent in 2003 compared to 2002 was primarily attributable to savings associated with our cost cutting initiatives and a reduction in bad debt expense. The decrease in SG&A expenses as a percentage of revenue in 2003 compared to 2002 was due to an increase in revenues while decreasing our operating costs.
      We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts and notes receivable that will not be collected. The allowance is based upon the credit-worthiness of our customers, our historical experience, the age of our receivables and current market and economic conditions. The provision for bad debts was $10.1 in 2004, $1.8 in 2003 and $35.2 in 2002. The increase in the provision in 2004 compared to 2003 was due to our increased sales. The decrease in the provision in 2003 compared to 2002 was due to the improvement in our collection experience and expected collection rate of our outstanding accounts and notes receivable balance. Our quarterly average day’s sales outstanding were 45 days in 2004, 47 days in 2003 and 63 days in 2002.
Restructuring and Other Special Charges
      In 2004, 2003 and 2002, we incurred restructuring and other special charges of $56.1, $66.3 and $150.4.
      The 2004 charge consisted of $17.4 of in-process R&D (“IPR&D”) charges associated with acquisitions ($15.2 related to VMware) and $38.7 of restructuring charges. The 2004 restructuring programs consisted of $24.5 of employee termination benefits associated with reductions in force and $2.1 of costs associated with vacating excess facilities. The remaining $12.1 of charges was associated with prior restructuring programs, primarily relating to additional rent expense for vacated facilities. The additional rent expense was attributable to a revised estimate of the time needed to sublet the facilities.
      The 2003 charge consisted of $29.1 of IPR&D charges associated with the LEGATO and Documentum acquisitions, $18.6 of employee termination benefits associated with reductions in force, $2.8 associated with vacating excess facilities, $10.5 pertaining to an asset impairment and $5.3 associated with prior restructuring programs.
      The 2002 charge consisted of $44.5 of employee termination benefits associated with reductions in force, $58.0 associated with vacating excess facilities, $21.5 pertaining to asset impairments, $16.9 associated with contractual and other obligations for which we no longer derive an economic benefit and $11.8 associated with a prior restructuring program. For purposes of presentation, $2.3 of the charge was classified within selling, general and administrative expenses within the statement of operations.
      The activity for each charge is explained in the following sections.
          2004 Restructuring Programs
      The activity for the 2004 restructuring programs for the year ended December 31, 2004 is presented below:

		Adjustments
2004		to the
	Initial	Provision	Utilization
Category	Provision	During 2004	During 2004	Ending Balance

Workforce reduction	$26.8	$(2.4)	$(8.1)	$16.3
Elimination of excess facilities	2.2	–	(0.5)	1.7

Total	$29.0	$(2.4)	$(8.6)	$18.0

      The 2004 restructuring programs included two separate reductions in force, one which commenced in the first quarter of 2004 and the second which commenced in the fourth quarter of 2004, aggregating approximately 400 employees across our major business functions and all major geographic regions. Approximately 72% of the affected employees are or were based in North America, excluding Mexico, and 28% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of December 31, 2004, approximately 180 employees have been terminated.
      The 2004 restructuring programs are expected to be completed by the end of 2005, with the remaining cash expenditures relating to workforce reduction expected to be substantially paid by the end of 2006. Amounts relating to the elimination of excess facilities will be paid over the respective lease terms through 2005. The expected cash impact of the 2004 restructuring charge is $26.6, of which $8.6 was paid in 2004.
      The $2.4 reversal to the provision for workforce reduction was attributable to a decrease in the number of individuals included in the reduction in force which commenced in the first quarter of 2004.

      The 2004 restructuring programs impacted our information storage products, information storage and management services and EMC Software Group products and services segments.
          2003 Restructuring Program
      The activity for the 2003 restructuring program for the years ended December 31, 2004 and 2003 is presented below:

2004		Adjustments to
	Beginning	the Provision	Utilization
Category	Balance	During 2004	During 2004	Ending Balance

Workforce reduction	$14.7	$(4.8)	$(8.6)	$1.3
Elimination of excess facilities	2.3	7.9	(4.7)	5.5

Total	$17.0	$3.1	$(13.3)	$6.8

2003				Non-Cash
	Initial	Utilization	Ending	Portion of the
Category	Provision	During 2003	Balance	Provision

Workforce reduction	$18.6	$(3.9)	$14.7	$–
Asset impairment	10.5	(10.5)	–	10.5
Elimination of excess facilities	2.8	(0.5)	2.3	0.6

Total	$31.9	$(14.9)	$17.0	$11.1

      The $4.8 reversal of the provision for workforce reduction in 2004 was attributable to a decrease in the original number of individuals identified for reduction. The $7.9 addition to the provision for elimination of excess facilities in 2004 related to additional charges for facilities being vacated.
      In 2003, as a result of the LEGATO acquisition, we recognized an impairment charge of $10.5 for a duplicative EMC software project. The impairment charge was equal to the amount by which the asset’s carrying amount exceeded its fair value, measured as the present value of its estimated discounted cash flows. The impaired asset is classified within our EMC Software Group products and services segment.
      The workforce reduction impacted approximately 200 employees across our major business functions and all our major geographic regions.
      The 2003 restructuring program impacted our information storage products, information storage and management services and EMC Software Group products and services segments.
          2002 Restructuring Program
      The activity for the 2002 restructuring program for the years ended December 31, 2004, 2003 and 2002 is presented below:

		Adjustments
2004		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2004	During 2004	Balance

Workforce reduction	$6.6	$(2.1)	$(3.3)	$1.2
Consolidation of excess facilities	37.2	(0.6)	(12.1)	24.5
Contractual and other obligations	4.9	–	(3.0)	1.9

Total	$48.7	$(2.7)	$(18.4)	$27.6

		Adjustments
2003		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2003	During 2003	Balance

Workforce reduction	$22.1	$24.1	$(39.6)	$6.6
Consolidation of excess facilities	52.6	6.1	(21.5)	37.2
Contractual and other obligations	15.3	1.3	(11.7)	4.9

Total	$90.0	$31.5	$(72.8)	$48.7

2002				Non-Cash
	Initial	Utilization	Ending	Portion of the
Category	Provision	During 2002	Balance	Provision

Workforce reduction	$44.5	$(22.4)	$22.1	$–
Consolidation of excess facilities	58.0	(5.4)	52.6	5.1
Asset impairments	21.5	(21.5)	–	21.5
Contractual and other obligations	16.9	(1.6)	15.3	–

Total	$140.9	$(50.9)	$90.0	$26.6

      The $24.1 addition to the provision for workforce reduction in 2003 was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $6.1 addition to the provision for the consolidation of excess facilities in 2003 represents the charges for facilities being vacated, offset by the reversal of reserves related to the reactivation of facilities that had previously been vacated.
      The asset impairment charges in 2002 resulted from consolidating the locations of and modifications made to our Internet hosting business and the write-down of assets within one of our Data General’s services business which we put up for sale. The impairment charge relating to the Internet hosting business was equal to the amount by which the assets’ carrying amount exceeded their fair value, measured as the present value of their estimated discounted cash flows. The impairment charge relating to the assets used within our Data General’s services business were determined by comparing the expected sales proceeds to the assets’ carrying value. The impaired assets were classified within the information storage and management services and other businesses segments.
      The 2002 restructuring program impacted our information storage products, information storage and management services, EMC Software Group products and services and other businesses segments.
      In addition to these restructuring programs, we have remaining liabilities aggregating $62.8 associated with prior years’ restructuring programs. All restructuring programs, with the exception of the 2004 restructuring programs, are complete although our ability to sublet facilities is subject to appropriate market conditions. The total liability for all of our restructuring programs was $115.3 as of December 31, 2004. The remaining balance relates primarily to consolidation of facilities and employee termination benefits. These amounts are expected to be paid out through 2015.
      The 2004, 2003 and 2002 restructuring programs have reduced costs in all areas of our operations, favorably impacting cost of sales, SG&A expenses and R&D expenses. As of December 31, 2004, the annualized cost savings expected from these programs was approximately $180.0.
      As of December 31, 2004, we had a goodwill balance of $3,284.4. At least annually, we evaluate goodwill for impairment at the reporting unit level. As of December 31, 2004, none of the reporting units had any indications that goodwill was likely to be impaired.
      As we continue to refine our business model, we will reassess our cost structure and asset deployment to assess whether additional reductions are necessary. Should we determine that additional reductions will benefit our business, we may incur additional restructuring and other special charges. If customer demand for products change or we acquire complimentary products, we may be required to write down the value of assets. Additionally, changes in our business model could cause goodwill or other assets to be impaired.

Investment Income
      Investment income was $156.7, $187.8 and $256.2 in 2004, 2003 and 2002, respectively. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income decreased in both 2004 and 2003 from the previous years due to lower yields on outstanding investment balances and reduced realized gains from the sale of investments. The weighted average return on investments, excluding realized gains, was 2.6%, 2.7% and 3.5% in 2004, 2003, and 2002, respectively. Realized gains (losses) were $(11.7), $30.5 and $63.0 in 2004, 2003 and 2002, respectively.
      We lend certain fixed income securities to generate investment income. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2004, there were no outstanding securities lending transactions.
Other Expenses, Net
      Other expenses, net were $8.2, $14.9 and $47.4 in 2004, 2003 and 2002, respectively. The decrease in 2004 compared to 2003 was primarily due to gains from selling strategic investments, partially offset by increased foreign currency exchange losses. The decrease in 2003 compared to 2002 was due to a reduction in losses on disposal of assets.
Provision for Income Taxes
      Our effective income tax rate was 26.5%, 13.1% and 60.0% in 2004, 2003 and 2002, respectively. In 2004 and 2003, we reported pre-tax income, whereas in 2002, we reported a pre-tax loss. The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For 2004 and 2003, the effective tax rate varied from the statutory rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. For 2004, the effective income tax rate also varied from the statutory tax rate as a result of a $20.0 reduction in our estimated income tax exposure pertaining to certain of our international tax liabilities. Partially offsetting these benefits were non-deductible IPR&D charges of $17.4 incurred in connection with acquisitions. We did not derive a tax benefit from these charges. For 2003, the effective tax rate also varied from the statutory tax rate as a result of the favorable resolution of a series of tax matters which aggregated $80.9. The tax matters included the resolution of certain merger-related contingencies. Partially offsetting these benefits were non-deductible IPR&D charges of $29.1 in 2003 incurred in connection with acquisitions. We did not derive a tax benefit from these charges. For 2002, the effective income tax rate varied from the statutory rate primarily as a result of the overall favorable resolution of international tax matters, which aggregated $67.7. Additionally, a reduction in the valuation allowance resulting from the realization of capital loss carryforwards contributed to the favorable rate.
Financial Condition
      Cash and cash equivalents and short and long-term investments were $7,440.8, $6,907.6 and $5,685.6 at December 31, 2004, 2003 and 2002, respectively. We invest our excess cash in U.S. government and agency obligations, U.S. corporate debt securities, asset and mortgage-backed securities, bank loans, auction rate securities and foreign debt securities. At December 31, 2004, the fair value of our short and long-term investments was $5,964.0 compared to an amortized cost basis of $5,992.7. Included in our portfolio are securities where the amortized cost basis exceeded the fair value by $38.5. Management regularly reviews the portfolio to evaluate whether any impairments are other-than-temporary. Management considers the type of securities held, market conditions, the length of the impairment, magnitude of the impairment and ability to hold the investment to maturity to make its evaluation. As of December 31, 2004, management did not consider any impairments to be other-than-temporary.
      Cash provided by operating activities was $2,102.3 in 2004, $1,521.2 in 2003 and $1,445.7 in 2002. Cash received from customers was $8,329.4, $6,693.8 and $6,145.9 in 2004, 2003 and 2002, respectively. The annual increases were attributable to higher sales volume, improved accounts receivable turnover and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $6,299.1, $5,507.7 and $5,060.2 in 2004, 2003 and 2002, respectively. The annual increases were partially attributable to higher headcount. Total headcount was approximately 22,700, 20,000 and 17,400 at December 31, 2004, 2003 and 2002, respectively. The acquisitions of LEGATO and Documentum in 2003, VMware in 2004 and general growth of the business accounted for the headcount increases. Additionally, greater levels of component purchases to meet customer demand for information storage systems in 2004 and 2003 contributed to the increased amounts of payments to suppliers. Cash received from dividends and interest was $162.4, $185.9 and $252.0 in 2004, 2003 and 2002, respectively. The annual declines were due to lower rates of return received on our cash, cash equivalents and short and long-term investments. In 2004, we paid $84.0 in income taxes. In 2003 and 2002, we received $152.3 and $119.7, respectively, in net tax refunds. In 2001 and 2002, we filed carryback claims associated with prior years’ federal income tax payments. We received those payments in 2003 and 2002. The payments in 2004 represent our net payouts of international, federal and state income tax liabilities.
      Cash used for investing activities was $2,064.7, $1,059.4, and $1,380.3 in 2004, 2003 and 2002, respectively. In 2004, we acquired all the outstanding shares of VMware for $539.4. Capital additions were $371.4, $368.5 and $391.1 in 2004, 2003 and 2002, respectively. Depreciation and amortization expense was $616.4, $520.7 and $653.7 in 2004, 2003 and 2002, respectively. The increase in depreciation and amortization expense in 2004 compared to 2003 was primarily attributable to intangible amortization expense associated with the acquisitions of Documentum, LEGATO and VMware. The decrease in the expense in 2003 compared to 2002 was attributable to the reduction in capital additions. Capitalized software development costs were $166.3, $113.4 and $126.7 in 2004, 2003 and 2002, respectively. The increase in the amount capitalized in 2004 was attributable to the Documentum, LEGATO and VMware acquisitions. Net purchases and maturities of investments, were $858.1, $839.6 and $815.5 in 2004, 2003 and 2002, respectively.
      Cash used for financing activities was $323.8, $40.1 and $311.2 in 2004, 2003 and 2002, respectively. Our principal financing activity has been the repurchase of our common stock in the open market. Our Board of Directors has authorized the repurchase of 300.0 million shares of our common stock. Through December 31, 2004, we have repurchased 108.6 million shares, spending $545.7, $127.0 and $363.9 in 2004, 2003 and 2002, respectively. We anticipate we will purchase additional shares of our common stock during 2005, however the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $230.0, $112.6 and $80.9 in 2004, 2003 and 2002, respectively, from the exercise of stock options.
      In December 2003, we assumed, through our acquisition of Documentum, $125.0 in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled to convert the Notes, at any time before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, into shares of our common stock at a conversion price of $13.80 per share. The Notes may be redeemed by us on or after April 5, 2005 at a price of 101.8% of the face value through April 1, 2006 and at a price of 100.9% of the face value from April 2, 2006 through March 31, 2007. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. The Notes have been recorded at the fair market value as of the date of the acquisition of Documentum, with a portion allocated to the conversion component. The fair market value of the debt component as of the acquisition date of $130.0 is being adjusted to the debt’s face value of $125.0 using the effective interest method through April 1, 2007. The fair market value of the conversion component of $26.3 has been allocated to additional paid-in capital.

      We have a credit line of $50.0 in the United States. At December 31, 2004, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2004, we were in compliance with the covenants.
      We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. If recourse is retained, we assess and provide for any estimated exposure.
      Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds to be generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next twelve months.
      In February 2005, we acquired all of the outstanding capital stock of Smarts for approximately $260.0 in cash, subject to certain post-closing adjustments. Smarts’ software products automatically locate root cause problems, calculate their impacts across technology domains, and present the logical action plan required to keep business services up and running. While we expect our revenues to be positively impacted by the acquisition, we do not expect it to have a material impact on our revenues or expenses in 2005.
      To date, inflation has not had a material impact on our financial results.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations
      We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2004:

	Payments Due by Period

		Less than		3-5	More than
	Total	1 Year	1-3 years*	years **	5 Years

Operating leases	$486.1	$149.8	$161.6	$86.9	$87.8
Long-term convertible debt	128.5	–	128.5	–	–
Other long-term obligations, including notes payable and current portion of long-term obligations	110.1	0.2	55.8	10.6	43.5
Purchase orders	1,067.0	1,024.3	42.7	–	–

Total	$1,791.7	$1,174.3	$388.6	$97.5	$131.3

*	Includes payments from January 1, 2006 through December 31, 2007.

**	Includes payments from January 1, 2008 through December 31, 2009.
      Our operating leases are primarily for office space around the world. We believe leasing such space is more cost-effective than purchasing real estate. The long-term convertible debt pertains to debt assumed in our acquisition of Documentum. The other long-term obligations, including notes payable and the current portion of long-term obligations, consist primarily of $70.8 of post-retirement benefit obligations and $30.9 of long term lease obligations for excess facilities. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Off-Balance Sheet Arrangements, Contingent Liabilities and Commitments

Guarantees and Indemnification Obligations
      EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $64.3 as of December 31, 2004. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.
      We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent, copyright, trademark, trade secret and/or other intellectual property rights. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.
      We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for specified matters, such as acts and omissions of EMC, its employees, agents or representatives.
      We have procurement or license agreements with respect to technology that is used in our products and agreements in which we obtain rights to a product from an OEM. Under some of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.
      We have agreed to indemnify the directors and executive officers of EMC and our subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer.
      In connection with certain acquisitions, we have agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. In a substantial majority of instances, we have maintained the acquired company’s directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid. In connection with certain dispositions, we have agreed to indemnify the buyer for certain matters, such as breaches of representations and warranties. These indemnities vary in length of time.
      Based upon our historical experience and information known as of December 31, 2004, we believe our liability on the above guarantees and indemnities at December 31, 2004 are not material.

Notes and Accounts Receivable
      We derive revenues from both selling and leasing information storage systems. We customarily sell the notes receivable resulting from our leasing activity to provide for current liquidity. Generally, we do not retain any recourse on the sale of these notes. From time to time, we may also sell accounts receivable when it is economically beneficial.

Litigation
      On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents (the “First HP Lawsuit”). HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. We seek a permanent injunction as well as unspecified monetary damages for patent infringement. On February 16, 2005, summary judgment motions were heard. The court’s ruling on such motions is currently pending.
      On October 27, 2004, a second complaint was filed by HP against us in the same court based on six of the seven patents asserted in the First HP Lawsuit (the “Second HP Lawsuit”). The Second HP Lawsuit was filed shortly after the court had denied HP’s motion for leave to amend its infringement contentions in the First HP Lawsuit to add certain EMC products. In the Second HP Lawsuit, HP alleges patent infringement by the same EMC products that they attempted to add to the First HP Lawsuit. On February 3, 2005, the court stayed the Second HP Lawsuit.
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
Pension and Post-Retirement Medical and Life Insurance Plans
      We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. All of these plans have been frozen resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested in common stocks and bonds. The market related value of the plans’ assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2004 was 8.2%. This rate represents the average of the long-term rates of return for all defined benefit plans (international and U.S.) weighted by the plans’ assets as of December 31, 2004. The actual long-term rate of return for the ten years ended December 31, 2004 was 9.5%. Based upon current market conditions, the expected long-term rate of return for 2005 will be 8.3%. A 25 basis point change in the expected long-term rate of return on the plans’ assets would have approximately a $0.9 impact on the 2005 pension expense. As of December 31, 2004, the pension plans had a $117.6 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2004, the discount rate to determine the benefit obligation was 5.7%. This rate represents the average of the discount rates for all defined benefit plans (international and U.S.) weighted by plan liabilities as of December 31, 2004. The discount rate reflects the rate at which the pension benefits could be effectively settled. For the U.S. plan, this rate is based on Moody’s AA Corporate Bond Index. For international plans, the rate is based upon comparable high quality corporate bond yields. A 25 basis point change in the discount rate would have approximately a $0.7 impact on the 2005 pension expense for all plans (international and U.S.).
      We also assumed a post-retirement benefit plan as part of the Data General acquisition that provides certain medical and life insurance benefits for retired former Data General employees. The plan’s assets are invested in common stocks and bonds. The market related value of the plan’s assets is equal to the assets’ fair value. The expected long-term rate of return on the plan’s assets for the year ended December 31, 2004 was 8.3%. The actual long-term rate of return for the ten years ended December 31, 2004 was 9.5%. Based on current capital market conditions, the expected long-term rate of return for 2005 will remain at 8.3%. A 25 basis point change in the expected long-term rate of return on the plan’s assets has minimal impact on our benefit expense. As of December 31, 2004, the plan had a $1.1 unrecognized actuarial gain that will be recognized over the anticipated remaining years of service for participants. For the year ended December 31, 2004, the discount rate to determine the benefit obligation was 5.7%. The discount rate is based on Moody’s AA Corporate Bond Index. A 25 basis point change in the discount rate has a minimal impact on the expense.

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
      Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, investments, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt experience could exceed our estimate. The determination of whether unrealized losses on investments are other-than-temporary is based upon the type of investments held, market conditions, length of the impairment, magnitude of the impairment and ability to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. Our goodwill valuation is based upon a discounted cash flow analysis performed at the reporting unit level. The analysis factors in estimated revenue and expense growth rates. The estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Changes in judgments on any of these factors could materially impact the value of the asset.

•	Restructuring Charges
      We recognized restructuring charges in 2004, 2003, 2002 and prior years. The restructuring charges include, among other items, estimated losses on the sale of real estate, employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

•	Accounting for Income Taxes
      As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

•	Accounting for Stock Options
      We recognize stock option costs pursuant to APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and have elected to disclose the impact of expensing stock options pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” in the notes to our financial statements. Effective for the quarter ended September 30, 2005, we will adopt the provisions of FAS No. 123R, “Share-Based Payment.” Both FAS No. 123 and 123R require management to make assumptions to determine the underlying value of stock options, including the expected life of the stock options and the volatility of the stock options. Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.
New Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.
      In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.

The provisions of Statement No. 151 should be applied prospectively. The adoption of FAS No. 151 is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
      This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in Note A to the financial statements. The statement is effective for the quarters commencing after June 15, 2005.
      The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.
      The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.
      The adoption of FAS No. 123R will have a material impact on our results of operations, increasing cost of sales, SG&A expenses and R&D expenses. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options. We have utilized the Black-Scholes option pricing model to determine the value of our stock options. We estimated volatility to be 46.4%, 55.0% and 55.0% in 2004, 2003 and 2002, respectively. The decline in volatility in 2004 compared to the prior two years was due to our recent volatility experience. We estimated the expected life of stock options that were issued to be 4.2 years, 5.0 years and 5.0 years in 2004, 2003 and 2002, respectively. The decline in the expected life in 2004 compared to the prior two years was due to a change in current exercise patterns. For more information on the impact of expensing stock options on the three years ended December 31, 2004, 2003, and 2002, see “Accounting for Stock-Based Compensation” in Note A to the financial statements.
      In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.
      The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We are currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.; however, upon finalization of our assessment, it is reasonably possible that we will repatriate some amount given that our total unremitted earnings as of December 31, 2004 was approximately $3,200. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time. We expect to finalize our assessment sometime in 2005.

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
      We are subject to the effects of general global economic and market conditions. If these conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected.
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
Component costs, competitive pricing, and sales volume and mix could materially adversely affect our revenues, gross margins and earnings.
      Our gross margins are impacted by a variety of factors, including competitive pricing, component and product design costs as well as the volume and relative mixture of product and services revenues. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product price, changes in product and services revenue mixture or decreased volume could have a material adverse effect on our revenues, gross margins or earnings.
      The costs of third party components comprise a significant portion of our product costs. While we generally have been able to manage our component and product design costs, we may have difficulty managing such costs if supplies of certain components become limited or component prices increase. We currently expect that the availability of certain disk drives will be limited in the first half of 2005 so we may experience an increase in our component costs. An increase in component or design costs relative to our product prices could have a material adverse effect on our gross margins and earnings. Moreover, certain competitors may have advantages due to vertical integration of their supply chain, which may include disk drives, microprocessors, memory components and servers.
      The markets in which we do business are highly competitive and we encounter aggressive price competition for all of our products and services from numerous companies globally. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide storage-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product prices and reductions in product prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures are likely to continue.

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
      The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products and solutions or new products and solutions will receive customer acceptance. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits.
      Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include:

•	the difficulty in forecasting customer preferences or demand accurately

•	the inability to expand production capacity to meet demand for new products

•	the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory

•	delays in initial shipments of new products
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
      We compete with many companies in the markets we serve, certain of which offer a broad spectrum of IT products and services and others which offer specific information storage, management or virtualization products or services. Some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers’ various IT requirements than us. In addition, as the IT industry consolidates, companies may improve their competitive position and ability to compete against us. We compete on the basis of our products’ features, performance and price as well as our services. Our failure to compete on any of these bases could affect demand for our products or services, which could have a material adverse effect on our business, results of operations or financial condition.
      Companies may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. The material adverse effect to our business could include a decrease in demand for our products and services and an increase in the length of our sales cycle due to customers taking longer to compare products and services and to complete their purchases.

We may have difficulty managing operations.
      Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	retaining and hiring, as required, the appropriate number of qualified employees

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems

•	accurately forecasting revenues

•	training our sales force to sell more software and services

•	successfully integrating new acquisitions

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands

•	controlling expenses

•	managing our manufacturing capacity, real estate facilities and other assets

•	executing on our plans
      An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.
Our business could be materially adversely affected as a result of war or acts of terrorism.
      Terrorist acts or acts of war may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have a material adverse effect on our business, results of operations or financial condition. Such conflicts may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of components and distribution of products.
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
      Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. We believe this uneven sales pattern is a result of many factors including:

•	the relative dollar amount of our product and services offerings in relation to many of our customers’ budgets, resulting in long lead times for customers’ budgetary approval, which tends to be given late in a quarter

•	the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

•	the fourth quarter influence of customers’ spending their remaining capital budget authorization prior to new budget constraints in the first six months of the following year

•	seasonal influences
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
      In addition, as we focus on new market opportunities and additional customers through our various distribution channels, including small-to-medium sized businesses, we may be required to provide different levels of service and support than we typically provided in the past. We may have difficulty managing directly or indirectly through our channels these different service and support requirements and may be required to incur substantial costs to provide such services which may adversely affect our business, results of operations or financial condition.

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
      From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.
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
Foreign Exchange Risk Management
      As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the Euro, the Japanese yen, the British pound and the Brazil real. Additionally, we have exposure to emerging market economies, particularly in Latin America and South East Asia.
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
      We employ a Monte Carlo simulation model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are calculated by BearMeasurisk as of December 31, 2004. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $0.7 million as of December 31, 2004 and $0.5 million as of December 31, 2003. The average, high and low value-at-risk amounts for 2004 and 2003 were as follows (in millions):

	Average	High	Low

2004	$0.6	$0.7	$0.5
2003	$0.6	$1.3	$0.3
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
      We employ a Monte Carlo simulation model to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the BearMeasurisk dataset as of December 31, 2004. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $6.5 million as of December 31, 2004 and $6.0 million as of December 31, 2003. The average, high and low value-at-risk amounts for 2004 and 2003 were as follows (in millions):

	Average	High	Low

2004	$7.5	$9.6	$5.8
2003	$6.7	$7.7	$6.0
      The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.
Credit Risk
      Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments, accounts and notes receivable and foreign currency exchange contracts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. We place our temporary cash investments and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. We purchased bank loans with credit ratings below investment grade. The bank loans have a senior position to other debt and have floating-rate coupons, which significantly reduces interest rate risk. As of December 31, 2004, bank loans represent 7% of our cash and cash equivalents and short and long-term investments. We believe this investment strategy more effectively manages our exposure to interest rate risk and diversifies our investment portfolio. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2004, there were no outstanding securities lending transactions. The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of the contracts we enter into with any one party, we monitor the credit quality of the counterparties.
      We employ a Monte Carlo simulation model to calculate value-at-risk for changes in credit conditions for our bank loan portfolios. This model assumes that the relationships among credit spreads, market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the BearMeasurisk dataset as of December 31, 2004. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the bank-loan portfolios was $1.0 million as of December 31, 2004 and $0.4 million as of December 31, 2003. The average, high and low value-at-risk amount for 2004 and 2003 were as follows (in millions):

	Average	High	Low

2004	$0.9	$1.3	$0.5
2003	$0.4	$0.4	$0.3

      The credit risk associated with accounts and notes receivables is low due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $41.7 million and $42.0 million at December 31, 2004 and 2003, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMC CORPORATION AND SUBSIDIARIES

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of EMC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control– Integrated Framework.
      Based on our assessment, EMC’s management determined that, as of December 31, 2004, EMC’s internal control over financial reporting is effective based on those criteria.
      EMC’s management’s assessment of the effectiveness of EMC’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 45 and 46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the
Board of Directors of EMC Corporation:
      We have completed an integrated audit of EMC Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 44 of this Form  10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Boston, MA
March 2, 2005

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,476,803	$1,752,976
Short-term investments	1,236,726	1,044,698
Accounts and notes receivable, less allowance for doubtful accounts of $39,901 and $39,482	1,162,387	952,421
Inventories	514,065	514,015
Deferred income taxes	289,810	271,746
Other current assets	151,135	151,448

Total current assets	4,830,926	4,687,304
Long-term investments	4,727,237	4,109,911
Property, plant and equipment, net	1,571,810	1,610,182
Intangible assets, net	499,478	475,295
Other assets, net	509,041	426,472
Goodwill, net	3,284,414	2,711,677
Deferred income taxes	–	72,019

Total assets	$15,422,906	$14,092,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$183	$7,104
Accounts payable	522,587	414,251
Accrued expenses	1,090,666	1,009,696
Income taxes payable	404,772	436,434
Deferred revenue	930,492	679,044

Total current liabilities	2,948,700	2,546,529
Long-term convertible debt	128,456	129,966
Deferred revenue	570,995	451,296
Deferred income taxes	141,600	–
Other liabilities	109,868	80,348
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	–	–
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,404,969 and 2,476,821 shares	24,050	24,768
Additional paid-in capital	6,221,099	6,894,823
Deferred compensation	(124,286)	(94,068)
Retained earnings	5,437,346	4,566,157
Accumulated other comprehensive income (loss), net	(34,922)	2,197
Treasury stock, at cost; 62,082 shares at December 31, 2003	–	(509,156)

Total stockholders’ equity	11,523,287	10,884,721

Total liabilities and stockholders’ equity	$15,422,906	$14,092,860

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,

	2004	2003	2002

Revenues:
Product sales	$6,055,121	$4,723,554	$4,219,156
Services	2,174,367	1,513,254	1,219,196

	8,229,488	6,236,808	5,438,352
Costs and expenses:
Cost of product sales	3,040,560	2,664,162	2,614,482
Cost of services	974,321	730,588	705,028
Research and development	847,899	718,470	781,457
Selling, general and administrative	2,266,665	1,656,164	1,680,814
Restructuring and other special charges	56,050	66,267	150,402

Operating income (loss)	1,043,993	401,157	(493,831)
Investment income	156,726	187,803	256,153
Interest expense	(7,516)	(3,030)	(11,415)
Other expense, net	(8,173)	(14,907)	(47,394)

Income (loss) before taxes	1,185,030	571,023	(296,487)
Income tax provision (benefit)	313,841	74,915	(177,781)

Net income (loss)	$871,189	$496,108	$(118,706)

Net income (loss) per weighted average share, basic	$0.36	$0.22	$(0.05)

Net income (loss) per weighted average share, diluted	$0.36	$0.22	$(0.05)

Weighted average shares, basic	2,402,198	2,211,544	2,206,294
Weighted average shares, diluted	2,450,570	2,237,656	2,206,294
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Cash received from customers	$8,329,367	$6,693,785	$6,145,949
Cash paid to suppliers and employees	(6,299,057)	(5,507,699)	(5,060,176)
Dividends and interest received	162,427	185,898	252,045
Interest paid	(6,423)	(3,067)	(11,797)
Income taxes (paid) refunded	(84,019)	152,313	119,713

Net cash provided by operating activities	2,102,295	1,521,230	1,445,734

Cash flows from investing activities:
Additions to property, plant and equipment	(371,449)	(368,545)	(391,076)
Capitalized software development costs	(166,347)	(113,427)	(126,678)
Purchases of short and long-term available for sale securities	(8,391,782)	(7,453,138)	(9,972,491)
Sales of short and long-term available for sale securities	7,450,027	6,309,180	8,930,580
Maturities of short and long-term available for sale securities	83,659	304,407	226,409
Business acquisitions, net of cash (used) acquired	(590,410)	323,930	(21,993)
Other	(78,398)	(61,801)	(25,044)

Net cash used in investing activities	(2,064,700)	(1,059,394)	(1,380,293)

Cash flows from financing activities:
Issuance of common stock	229,951	112,592	80,924
Purchase of treasury stock	(545,718)	(126,975)	(363,923)
Payment of short and long-term obligations	(8,196)	(30,406)	(29,694)
Issuance of short and long-term obligations	140	4,736	1,516

Net cash used in financing activities	(323,823)	(40,053)	(311,177)
Effect of exchange rate changes on cash	10,055	14,848	(585)

Net (decrease) increase in cash and cash equivalents	(276,173)	436,631	(246,321)
Cash and cash equivalents at beginning of year	1,752,976	1,316,345	1,562,666

Cash and cash equivalents at end of year	$1,476,803	$1,752,976	$1,316,345

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$871,189	$496,108	$(118,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	616,357	520,698	653,686
Non-cash restructuring, and other special charges (reversals)	19,291	45,969	(26,027)
Amortization of deferred compensation	59,715	13,725	13,077
Provision for doubtful accounts	10,067	1,761	35,171
Deferred income taxes, net	241,591	(19,068)	74,088
Tax benefit from stock options exercised	46,302	10,515	34,291
Other	(2,143)	9,256	32,720
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(208,595)	42,398	435,613
Inventories	21,084	(46,342)	240,377
Other assets	(20,554)	(25,760)	64,918
Accounts payable	108,827	(32,170)	4,240
Accrued expenses	75,346	(44,786)	(74,886)
Income taxes payable	(58,612)	230,156	(158,308)
Deferred revenue	298,407	412,818	236,813
Other liabilities	24,023	(94,048)	(1,333)

Net cash provided by operating activities	$2,102,295	$1,521,230	$1,445,734

Non-cash activity:
– Issuance of common stock and stock options exchanged in business combinations	$73,351	$3,109,899	$–
– Exchange of net assets for equity investment	–	–	3,560
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional			Other	Treasury Stock
			Paid-in	Deferred	Retained	Comprehensive			Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income (Loss)	Shares	Cost	Equity

Balance, January 1, 2002	2,221,442	$22,214	$3,470,325	$(29,209)	$4,188,755	$(33,007)	(1,060)	$(18,258)	$7,600,820
Stock issued through stock option and stock purchase plans	14,488	145	80,779	–	–	–	–	–	80,924
Tax benefit from stock options exercised	–	–	34,291	–	–	–	–	–	34,291
Repurchase of common stock	–	–	–	–	–	–	(49,495)	(363,923)	(363,923)
Amortization of deferred compensation	–	–	–	13,077	–	–	–	–	13,077
Reversal of deferred compensation due to employee terminations	–	–	(5,370)	5,370	–	–	–	–	–
Change in market value of investments	–	–	–	–	–	16,640	–	–	16,640
Change in market value of derivatives	–	–	–	–	–	(80)	–	–	(80)
Minimum pension liability	–	–	–	–	–	(47,606)	–	–	(47,606)
Translation adjustment	–	–	–	–	–	10,565	–	–	10,565
Net loss	–	–	–	–	(118,706)	–	–	–	(118,706)

Balance, December 31, 2002	2,235,930	22,359	3,580,025	(10,762)	4,070,049	(53,488)	(50,555)	(382,181)	7,226,002

Stock issued through stock option and stock purchase plans	17,494	175	112,417	–	–	–	–	–	112,592
Tax benefit from stock options exercised	–	–	39,059	–	–	–	–	–	39,059
Compensation charge for variable stock options	–	–	512	–	–	–	–	–	512
Grants of stock options and restricted stock	2,208	22	29,383	(29,405)	–	–	–	–	–
Repurchase of common stock	–	–	–	–	–	–	(11,527)	(126,975)	(126,975)
Purchase acquisitions	221,189	2,212	3,133,805	(68,004)	–	–	–	–	3,068,013
Amortization of deferred compensation	–	–	–	13,725	–	–	–	–	13,725
Reversal of deferred compensation due to employee terminations	–	–	(378)	378	–	–	–	–	–
Change in market value of investments	–	–	–	–	–	(35,183)	–	–	(35,183)
Reversal of minimum pension liability	–	–	–	–	–	89,800	–	–	89,800
Translation adjustment	–	–	–	–	–	1,068	–	–	1,068
Net income	–	–	–	–	496,108	–	–	–	496,108

Balance, December 31, 2003	2,476,821	24,768	6,894,823	(94,068)	4,566,157	2,197	(62,082)	(509,156)	10,884,721

Stock issued through stock option and stock purchase plans	32,149	321	229,630	–	–	–	–	–	229,951
Tax benefit from stock options exercised	–	–	24,907	–	–	–	–	–	24,907
Compensation charge for variable stock options	–	–	20	–	–	–	–	–	20
Grants of restricted stock, net of cancellations	4,656	47	58,928	(58,975)	–	–	–	–	–
Repurchase of common stock	(19,940)	(199)	(235,876)	–	–	–	(26,617)	(309,643)	(545,718)
Reclassification of treasury stock to common stock	(88,699)	(887)	(817,912)	–	–	–	88,699	818,799	–
Net stock options issued in connection with purchase acquisitions	–	–	73,351	(37,730)	–	–	–	–	35,621
Amortization of deferred compensation	–	–	–	59,715	–	–	–	–	59,715
Reversal of deferred compensation due to employee terminations	(18)	–	(6,772)	6,772	–	–	–	–	–
Change in market value of investments	–	–	–	–	–	(36,545)	–	–	(36,545)
Change in market value of derivatives	–	–	–	–	–	(31)	–	–	(31)
Translation adjustment	–	–	–	–	–	(543)	–	–	(543)
Net income	–	–	–	–	871,189	–	–	–	871,189

Balance, December 31, 2004	2,404,969	$24,050	$6,221,099	$(124,286)	$5,437,346	$(34,922)	–	$–	$11,523,287

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended December 31,

	2004	2003	2002

Net income (loss)	$871,189	$496,108	$(118,706)
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes of $4,979, $7,677 and $2,909	(543)	1,068	10,565
Equity adjustment for minimum pension liability, net of taxes (benefit) of $0, $53,880 and $(27,466)	–	89,800	(47,606)
Changes in market value of investments, net of taxes (benefit) of $(11,900), $(20,083) and $17,597	(36,545)	(35,183)	16,640
Changes in market value of derivatives, net of taxes (benefit) of $0, $0, and $(9)	(31)	–	(80)

Other comprehensive income (loss)	(37,119)	55,685	(20,481)

Comprehensive income (loss)	$834,070	$551,793	$(139,187)

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies

Company
      EMC Corporation and its subsidiaries offer a wide range of systems, software, services and solutions that help organizations get more value from their information and get the most out of their information technology (IT) assets. EMC helps individuals and organizations store, share, manage, protect and apply information to collaborate, solve problems, save money, exploit new opportunities and enhance operational results.
      EMC has led the market in developing solutions for customers to manage information intelligently based on its changing value to an organization over time. With a strategy known as information lifecycle management, we help organizations organize, protect, move and manage information on the lowest-cost storage system appropriate for the level of protection and the speed of access needed at each point in information’s life. Information lifecycle management simultaneously lowers the cost and reduces the risk of managing information, no matter what format it is in–documents, images or e-mail–as well as the data that resides in databases. Information lifecycle management provides for cost-effective business continuity and more efficient compliance with government and industry regulations. We also provide specialized virtual infrastructure software that can help organizations respond to changing IT requirements by dynamically altering their computing and storage environments without interruption to their businesses. Our unique capabilities deliver lower total operating costs, optimized service and performance and a more responsive IT infrastructure.

Accounting Principles
      The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
      The consolidated financial statements include the accounts of EMC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation
      In 2004, we changed the method of presenting the statement of cash flows from the indirect method to the direct method, which is the preferred method of presentation. The prior years have been conformed to this method of presentation.
      In 2004, we also concluded that it was appropriate to classify our auction rate securities as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in our consolidated balance sheets. We have also made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.
      Certain other reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
      Systems sales consist of the sale of hardware, including Symmetrix systems, CLARiiON systems, NetWin and Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

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
      Services revenue consists of installation services, software maintenance, hardware maintenance, training and professional services.
      Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and may be performed by our customers or other vendors. Installation services revenues are recognized upon completion of installation.
      Software and hardware maintenance revenues are recognized ratably over the contract period.
      Training revenues are recognized upon completion of the training.
      Professional services revenues, which include information infrastructure assessments and design, integration and implementation, business continuity, data migration, networking storage and project management, are recognized as earned based upon the hours incurred.

•	Multiple element arrangements
      When more than one element such as hardware, software and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined based upon the price charged when the element is sold separately. Fair value of software support services may also be measured by the renewal rate offered to the customer. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

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

Shipping and Handling Costs
      Shipping and handling costs are classified in cost of product sales.

Foreign Currency Translation
      The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.
      Gains and losses from foreign currency transactions are included in other expense, net, and consisted of losses of $13.4 million in 2004, $13.3 million in 2003 and $3.5 million in 2002.

Derivatives
      We use derivatives to hedge foreign currency exposures related to foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.
      We hedge our exposure in foreign currency denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded in other expense, net, in the statement of operations. These derivative contracts mature within one year or less.
      We use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transactions

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occur. To achieve hedge accounting, the criteria specified in Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instrument and Hedging Activities” must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net in the statement of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to the other expense, net, in the statement of operations in the then-current period. Amounts reclassified due to transactions that did not occur were not material for 2004, 2003 or 2002. Our cash flow hedges generally mature within six months or less. There were $60 million of cash flow hedges outstanding as of December 31, 2004 and no cash flow hedges were outstanding as of December 31, 2003.
      Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings, which did not represent a material amount for the fiscal years presented. The ineffective portion of the derivatives consists of option premiums, discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts.
      We do not engage in currency speculation. For purposes of presentation within the statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and commercial paper. Cash equivalents are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $734.9 million and $1,157.4 million at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2004 and 2003 were as follows (table in thousands):

	December 31,

	2004	2003

Current	$39,901	$39,482
Non-current (included in other assets, net)	1,800	2,500

	$41,701	$41,982

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
      Unrealized gains and temporary losses on investments classified as available-for-sale are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and other-than-temporary impairments on non-strategic investments are reflected in the statement of operations in investment income. Realized gains and losses and other-than-temporary impairments on strategic investments are reflected in the statement of operations in other expense, net. Investment activity is accounted for using the average cost, first-in, first-out and specific lot methods.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Assets under development are included in construction in progress. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5-7 years
Equipment	1-10 years
Improvements	5-25 years
Buildings	25-31 1/2 years
      Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the statement of operations. Repair and maintenance costs, including planned maintenance, are expensed as incurred.

Capitalized Software Development Costs
      Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over periods ranging from eighteen months to two years, which represent the products’ estimated useful lives. The expense associated with the straight-line method exceeds the amount of expense computed using the ratio of current period gross product revenues to total anticipated gross product revenues. Unamortized software development costs were $219.0 million and $166.2 million at December 31, 2004 and 2003, respectively, and are included in other assets, net. Amortization expense was $113.5 million, $90.9 million and $128.3 million in 2004, 2003 and 2002, respectively. Amounts capitalized were $166.3 million, $113.4 million and $126.7 million in 2004, 2003 and 2002, respectively. The increase

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the unamortized software development costs at December 31, 2004 compared to December 31, 2003 resulted from the acquisitions completed in 2003 and 2004. See Note B.

Long-lived Assets
      We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Purchased intangible assets, other than goodwill are amortized over their estimated useful lives which range from one to twelve years. Intangible assets include goodwill, purchased technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents and contracts. Goodwill is carried at its historical cost.
      We periodically review our long-lived assets and certain other intangibles, excluding goodwill, for impairment. We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

Advertising
      Advertising production costs are expensed as incurred. Advertising expense was $11.7 million, $14.4 million and $10.1 million in 2004, 2003 and 2002, respectively.

Legal Costs
      Legal costs incurred in connection with loss contingencies are recognized when the costs are probable of occurrence and estimable.

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
      We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Earnings (Loss) Per Share
      Basic net income (loss) per share is computed using the weighted average number of shares of our common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and convertible debt.

Retirement/ Post Employment Benefits
      Pension cost for our domestic defined benefit pension plan is funded to the extent that current pension cost is deductible for U.S. Federal tax purposes and to comply with the Employee Retirement Income Security Act (“ERISA”) and the General Agreement on Tariff and Trade Bureau (GATT) additional

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
minimum funding requirements. Net pension cost for our international defined benefit pension plans are generally funded as accrued.
      Post-retirement benefit cost for the domestic post-retirement benefits plan assumed as part of our acquisition of Data General Corporation (“Data General”) is generally funded on a pay-as-you-go basis to the extent that current cost is deductible for U.S. Federal tax purposes.

Concentrations of Risks
      Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments, short and long-term investments, accounts and notes receivable and foreign currency exchange contracts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. We place our temporary cash investments and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. We purchased bank loans with credit ratings below investment grade. The bank loans have a senior position to other debt and have floating-rate coupons, which significantly reduces interest rate risk. As of December 31, 2004, bank loans represented 7% of our cash and cash equivalents and short and long-term investments. We believe this investment strategy more effectively manages our exposure to interest rate risk and diversifies our investment portfolio. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2004, there were no outstanding securities lending transactions. We provide credit to customers in the normal course of business. Credit is extended to new customers based upon industry reputation or a check of credit references. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of the contracts we enter into with any one party, we monitor the credit quality of the counterparties.
      We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders. We attempt to minimize this risk by finding alternative suppliers or maintaining adequate inventory levels to meet our forecasted needs.

Accounting for Stock-Based Compensation
      FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants and stock options granted where the exercise price is below the market price on the date of the grant.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of net income (loss) per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	2004	2003	2002

Net income (loss)	$871,189	$496,108	$(118,706)
Add back: Stock compensation costs, net of tax, on stock-based awards	40,345	9,288	8,434
Less: Stock compensation costs, net of tax, had stock compensation expense been measured at fair value	(403,665)	(382,307)	(364,849)

Incremental stock option expense per FAS No. 123, net of taxes	(363,320)	(373,019)	(356,415)

Adjusted net income (loss)	$507,869	$123,089	$(475,121)

Net income (loss) per weighted average share, basic – as reported	$0.36	$0.22	$(0.05)

Net income (loss) per weighted average share, diluted – as reported	$0.36	$0.22	$(0.05)

Adjusted net income (loss) per weighted average share, basic	$0.21	$0.06	$(0.22)

Adjusted net income (loss) per weighted average share, diluted	$0.21	$0.06	$(0.22)

      The fair value of each option granted during 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	None	None	None
Expected volatility	46.4%	55.0%	55.0%
Risk-free interest rate	3.18%	3.27%	3.44%
Expected life (in years)	4.2	5.0	5.0
      The weighted average fair value of stock options granted at fair market value were as follows:

2004	$5.15
2003	$6.44
2002	$3.69
      The weighted average fair value of stock options granted below fair market value were as follows:

2004	N/A
2003	$7.13
2002	N/A

New Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.
      In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 should be applied prospectively. The adoption of FAS No. 151 is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
      This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in Note A. The statement is effective for the quarters commencing after June 15, 2005.
      The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.
      The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.
      The adoption of FAS No. 123R will have a material impact on our results of operations. The future results will be impacted by the number and value of additional stock option grants as well as the value of

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
existing unvested stock options. For more information on the impact of expensing stock options on the three years ended December 31, 2004, 2003 and 2002, see “Accounting for Stock-Based Compensation” in Note A.
      In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.
      The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We are currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.; however, upon finalization of our assessment, it is reasonably possible that we will repatriate some amount given that our total unremitted earnings as of December 31, 2004 was approximately $3.2 billion. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time. We expect to finalize our assessment sometime in 2005.

B.	Business Acquisitions, Goodwill and Intangible Assets

Acquisition of VMware, Inc.
      In January 2004, we acquired all of the shares of outstanding stock of VMware, Inc., a software company specializing in virtualization technology (“VMware”). VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without business disruption. We determined that the acquisition advances our goal of simplifying the information technology operations of our customers and supports our overall information lifecycle management strategy. The aggregate purchase price, net of cash received, was approximately $613.1 million, which consisted of $539.4 million of cash, $72.0 million in fair value of our stock options and $1.7 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The fair value of our stock options issued to employees was

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated using a Black-Scholes option-pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	60.0%
Risk-free interest rate	2.0%
      The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $47.3 million and has been recorded as deferred compensation in the purchase price allocation.
      The consolidated financial statements include the results of VMware from the date of acquisition. Pro forma results of operations for 2004 have not been presented because the effects of the acquisition were not material to us. Pro forma results of operations for 2003 appear on page 67. The purchase price has been allocated based on estimated fair values as of the acquisition date (table in thousands):

Current assets	$18,644
Property, plant & equipment	2,472
Other long-term assets	1,520
Goodwill	527,273
Intangible assets:
Developed technology (estimated useful life of 4 - 5 years)	93,610
Support and subscription contracts (estimated useful life of 9 years)	3,950
OEM contracts (estimated useful life of 5 years)	5,570
Tradenames and trademarks (estimated useful life of 5 years)	7,580
Non-solicitation agreements (estimated useful life of 3 years)	40
Acquired IPR&D	15,200

Total intangible assets	125,950
Deferred compensation	47,300
Current liabilities	(85,040)
Deferred income taxes	(21,337)
Long-term liabilities	(3,670)

Total purchase price	$613,112

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
      The total weighted-average amortization period for the intangible assets is 4.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The goodwill is classified within our VMware products and services segment.
      Of the $126.0 million of acquired intangible assets, $15.2 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
      In connection with the VMware acquisition, we commenced integration activities which have resulted in recognizing a $3.8 million liability for lease obligations, of which $1.1 million was paid in 2004. The liability will be paid over the remaining lease periods through 2007.

Acquisition of LEGATO Systems, Inc.
      In October 2003, we acquired all of the shares of outstanding common stock of LEGATO Systems, Inc. (“LEGATO”). LEGATO developed, marketed and supported software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management. We determined that the acquisition would expand our portfolio of open storage software, provide software-focused sales expertise, extensive channel partner relationships and strong service capabilities. The aggregate purchase price was approximately $1.4 billion, which consisted of $1.2 billion of our common stock, $141.5 million in fair value of our stock options and $15.4 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 106 million shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The fair value of our stock options issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	60.0%
Risk free interest rate	2.0%
      The intrinsic value allocated to the unvested options issued in the transaction that had yet to be earned as of the transaction date was approximately $31.2 million and has been recorded as deferred compensation in the purchase price allocation.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The consolidated financial statements include the results of LEGATO from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date (table in thousands):

Current assets	$83,321
Property, plant & equipment	29,553
Deferred income taxes	121,849
Goodwill	1,093,133
Intangible assets:
Customer relationships (estimated useful life of 9 years)	110,120
Developed technology (estimated useful life of 5 years)	64,730
Tradenames and trademarks (estimated useful life of 5 years)	1,744
Non-competition agreements (estimated useful life of 2 years)	227
IPR&D	19,640

Total intangible assets	196,461
Deferred compensation	31,247
Other long-term assets	2,299
Current liabilities	(176,936)
Long-term liabilities	(29,270)

Total purchase price	$1,351,657

      In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand of LEGATO’s products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecast sales related to the technology and assets acquired from LEGATO.
      The total weighted-average amortization period for the intangible assets is 7.5 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The $1.1 billion of goodwill is classified within our EMC Software Group products and services segment and information storage products segment in the amounts of $867.1 million and $226.0 million, respectively.
      Of the $196.5 million of acquired intangible assets, $19.6 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off is included in restructuring and other special charges in our statement of operations. Six IPR&D projects were identified relating to information protection software and content and messaging software. The projects relating to information protection software had a value of $16.3 million and the projects relating to content and messaging software had a value of $3.3 million. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 50% was deemed appropriate for valuing IPR&D.
      In connection with the LEGATO acquisition, we commenced integration activities which have resulted in involuntary terminations and lease and contract terminations. The liability for involuntary

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
termination benefits covers approximately 250 employees, primarily in general and administrative and engineering functions. We expect to pay the remaining balance for involuntary termination benefits through 2006. The liability for lease and other contractual termination benefits will be paid over the remaining contract periods through 2011. The following summarizes the obligations recognized in connection with the LEGATO acquisition and activity to date (table in thousands):

Year Ended December 31, 2004	Beginning			Ending
Category	Balance	Adjustments	Utilization	Balance

Involuntary termination benefits	$1,337	$18,578	$(9,633)	$10,282
Lease and other contractual terminations	28,185	13,805	(9,803)	32,187

Total	$29,522	$32,383	$(19,436)	$42,469

Year Ended December 31, 2003	Beginning			Ending
Category	Balance	Adjustments	Utilization	Balance

Involuntary termination benefits	$2,700	$–	$(1,363)	$1,337
Lease and other contractual terminations	29,084	–	(899)	28,185

Total	$31,784	$–	$(2,262)	$29,522

      In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” upon consummation of the acquisition of LEGATO, management began to assess and formulate a plan to exit certain activities of LEGATO. The finalization of the plan occurred within one year after the acquisition date. The adjustments for involuntary termination benefits and lease and other contractual terminations resulted from management’s finalization of its purchase price allocation and integration plans.

Acquisition of Documentum, Inc.
      In December 2003, we acquired all of the shares of outstanding common stock of Documentum, Inc. (“Documentum”). Documentum provided enterprise content management software, enabling organizations to organize and manage unstructured data. We determined that the acquisition would provide us the opportunity to expand our product offerings, enabling customers to implement a total information storage solution for managing unstructured content. Additionally, the acquisition expanded our software-focused sales expertise and provided strong service capabilities. The aggregate purchase price was approximately $1.8 billion, which consisted of $1.6 billion of common stock, $207.6 million in fair value of our stock options and $20.5 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 115 million shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The fair value of our stock options issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	60.0%
Risk free interest rate	1.5%
      The intrinsic value allocated to the unvested options issued in the transaction that had yet to be earned as of the transaction date was approximately $27.2 million and has been recorded as deferred compensation in the purchase price allocation.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The consolidated financial statements include the results of Documentum from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date (table in thousands):

Current assets	$367,534
Property, plant & equipment	16,940
Goodwill	1,439,671
Intangible assets:
Customer relationships (estimated useful life of 12 years)	130,050
Developed technology (estimated useful life of 5 years)	97,440
Tradenames and trademarks (estimated useful life of 5 years)	7,150
Acquired IPR&D	9,500

Total intangible assets	244,140
Deferred compensation	27,186
Deferred income taxes	(631)
Other long-term assets	13,558
Current liabilities	(139,960)
Long-term convertible debt	(129,966)
Long-term liabilities	(13,810)
Fair value of the convertible debt conversion feature	(26,284)

Total purchase price	$1,798,378

      In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand of Documentum’s products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Documentum.
      The total weighted-average amortization period for the intangible assets is 8.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The $1.4 billion of goodwill is classified within our EMC Software Group products and services segment and information storage products segment in the amounts of $1,171.7 million and $268.0 million, respectively.
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
      In connection with the Documentum acquisition, we commenced integration activities which have resulted in involuntary terminations and lease terminations. The liability for involuntary termination benefits covers approximately 45 employees, primarily in general and administrative functions. We expect

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to pay the remaining balance for involuntary termination benefits through 2006. The liability for leases will be paid over the remaining lease terms through 2008. The following summarizes the obligations recognized in connection with the Documentum acquisition and activity to date (tables in thousands):

Year Ended December 31, 2004	Beginning
Category	Balance	Adjustments	Utilization	Ending Balance

Involuntary termination benefits	$718	$7,552	$(1,034)	$7,236
Lease terminations	4,970	5,770	(2,344)	8,396

Total	$5,688	$13,322	$(3,378)	$15,632

Year Ended December 31, 2003	Beginning			Ending
Category	Balance	Adjustments	Utilization	Balance

Involuntary termination benefits	$718	$–	$–	$718
Lease terminations	4,970	–	–	4,970

Total	$5,688	$–	$–	$5,688

      In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” upon consummation of the acquisition of Documentum, management began to assess and formulate a plan to exit certain activities of Documentum. The finalization of the plan occurred within one year after the acquisition date. The adjustments for involuntary termination benefits and lease terminations resulted from management’s finalization of its purchase price allocation and integration plans.
Pro forma Effect of the Acquisitions
      The following pro forma information gives effect to the acquisitions of LEGATO and Documentum as if the acquisitions occurred on January 1, 2002 and gives effect to the acquisition of VMware as if the acquisition occurred on January 1, 2003. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the period presented (table in thousands, except per share data):

	(unaudited)
	Year Ended December 31,

	2003	2002

Revenue	$6,811,300	$5,975,523
Net income (loss)	356,935	(433,458)
Net income (loss) per weighted average share, basic	$0.15	$(0.18)
Net income (loss) per weighted average share, diluted	$0.15	$(0.18)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
      Intangible assets, excluding goodwill as of December 31, 2004 and 2003, consist of (tables in thousands):

2004
	Gross Carrying	Accumulated
Category	Amount	Amortization	Net Book Value

Purchased technology	$372,192	$(163,672)	$208,520
Patents	61,857	(59,250)	2,607
Software licenses	46,438	(5,995)	40,443
Trademarks and tradenames	27,223	(12,222)	15,001
Customer relationships and customer lists	252,716	(27,395)	225,321
Other	8,860	(1,274)	7,586

Total intangible assets, excluding goodwill	$769,286	$(269,808)	$499,478

2003
	Gross Carrying	Accumulated
Category	Amount	Amortization	Net Book Value

Purchased technology	$271,623	$(88,166)	$183,457
Patents	61,857	(56,368)	5,489
Software licenses	34,688	(1,115)	33,573
Trademarks and tradenames	20,174	(8,398)	11,776
Customer relationships and customer lists	244,854	(6,643)	238,211
Other	3,200	(411)	2,789

Total intangible assets, excluding goodwill	$636,396	$(161,101)	$475,295

      Amortization expense on intangibles was $109.3 million, $37.2 million and $27.9 million in 2004, 2003 and 2002, respectively. As of December 31, 2004, amortization expense on existing intangibles for the next five years was as follows (table in thousands):

2005	$106,704
2006	102,943
2007	82,881
2008	64,248
2009	34,723

Total	$391,499

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2004 and 2003 consist of the following (tables in thousands). Information for 2003 has been reclassified due to changes in the reported segments (see Note Q).

	Year Ended December 31, 2004

			EMC
		Information	Software	VMware
	Information	Storage	Group	Products
	Storage	and Management	Products and	and	Other
	Products	Services	Services	Services	Businesses	Total

Balance, beginning of the year	$551,888	$1,615	$2,158,174	$–	$–	$2,711,677
Goodwill acquired	–	–	33,116	527,273	–	560,389
Tax deduction from exercise of stock options	–	–	(20,694)	(592)	–	(21,286)
Finalization of purchase price allocations	–	–	37,450	–	–	37,450
Reduction in income tax valuation allowance	–	–	(3,816)	–	–	(3,816)

Balance, end of the year	$551,888	$1,615	$2,204,230	$526,681	$–	$3,284,414

	Year Ended December 31, 2003

			EMC
		Information	Software	VMware
	Information	Storage	Group	Products
	Storage	and Management	Products and	and	Other
	Products	Services	Services	Services	Businesses	Total

Balance, beginning of the year	$57,888	$1,615	$145,527	$–	$–	$205,030
Goodwill acquired	494,000	–	2,009,368	–	–	2,503,368
Tax deduction from exercise of stock options	–	–	(1,600)	–	–	(1,600)
Finalization of purchase price allocations	–	–	4,879	–	–	4,879

Balance, end of the year	$551,888	$1,615	$2,158,174	$–	$–	$2,711,677

      We test the goodwill balances for impairment at least annually. There was no impairment in 2004, 2003 or 2002.

C.	Restructuring and Other Special Charges
      We implemented restructuring programs to reduce our cost structure and focus our resources on the highest potential growth areas of our business. The restructuring and other special charges were $56.1 million, $66.3 million and $150.4 million in 2004, 2003 and 2002, respectively.
      The 2004 charge consisted of $17.4 million of IPR&D charges associated with acquisitions ($15.2 million related to VMware) and $38.7 million of restructuring charges. The 2004 restructuring programs consisted of $24.5 million of employee termination benefits associated with reductions in force and $2.1 million of costs associated with vacating excess facilities. The remaining $12.1 million of charges was associated with prior restructuring programs, primarily relating to additional rent expense for vacated facilities. The additional rent expense was attributable to a revised estimate of the time needed to sublet the facilities.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The 2003 charge consisted of $29.1 million of IPR&D charges associated with the LEGATO and Documentum acquisitions, $18.6 million of employee termination benefits associated with reductions in force, $2.8 million associated with vacating excess facilities, $10.5 million pertaining to an asset impairment and $5.3 million associated with prior restructuring programs.
      The 2002 charge consisted of $44.5 million of employee termination benefits associated with reductions in force, $58.0 million associated with vacating excess facilities, $21.5 million pertaining to asset impairments, $16.9 million associated with contractual and other obligations for which we no longer derive an economic benefit and $11.8 million associated with a prior restructuring program. For purposes of presentation, $2.3 million of the charge was classified within selling, general and administrative expenses within the statement of operations.
      The activity for each charge is explained in the following sections.

2004 Restructuring Programs
      The activity for the 2004 restructuring programs for the year ended December 31, 2004 is presented below (tables in thousands):

		Adjustments
2004		to the
	Initial	Provision	Utilization	Ending
Category	Provision	During 2004	During 2004	Balance

Workforce reduction	$26,849	$(2,378)	$(8,091)	$16,380
Elimination of excess facilities	2,200	(66)	(472)	1,662

Total	$29,049	$(2,444)	$(8,563)	$18,042

      The 2004 restructuring programs included two separate reductions in force, one which commenced in the first quarter of 2004 and the second which commenced in the fourth quarter of 2004, aggregating approximately 400 employees across our major business functions and all major geographic regions. Approximately 72% of the affected employees are or were based in North America, excluding Mexico, and 28% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of December 31, 2004, approximately 180 employees have been terminated.
      The 2004 restructuring programs are expected to be completed by the end of 2005, with the remaining cash expenditures relating to workforce reduction expected to be substantially paid by the end of 2006. Amounts relating to the elimination of excess facilities will be paid over the respective lease terms through 2005. The expected cash impact of the 2004 restructuring charge is $26.6 million, of which $8.6 million was paid in 2004.
      The $2.4 million reversal to the provision for workforce reduction was attributable to a decrease in the number of individuals included in the reduction in force which commenced in the first quarter of 2004.
      The 2004 restructuring programs impacted our information storage products, information storage and management services and EMC Software Group products and services segments.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 Restructuring Program
      The activity for the 2003 restructuring program for the years ended December 31, 2004 and 2003 is presented below (tables in thousands):

		Adjustments
2004		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2004	During 2004	Balance

Workforce reduction	$14,696	$(4,787)	$(8,559)	$1,350
Asset impairment	–	25	(25)	–
Elimination of excess facilities	2,262	7,939	(4,731)	5,470

Total	$16,958	$3,177	$(13,315)	$6,820

2003				Non-Cash
	Initial	Utilization	Ending	Portion of the
Category	Provision	During 2003	Balance	Provision

Workforce reduction	$18,557	$(3,861)	$14,696	$–
Asset impairment	10,515	(10,515)	–	10,515
Elimination of excess facilities	2,844	(582)	2,262	582

Total	$31,916	$(14,958)	$16,958	$11,097

      The $4.8 million reversal of the provision for workforce reduction in 2004 was attributable to a decrease in the original number of individuals identified for reduction. The $7.9 million addition to the provision for elimination of excess facilities in 2004 related to additional charges for facilities being vacated.
      In 2003, as a result of the LEGATO acquisition, we recognized an impairment charge of $10.5 million for a duplicative EMC software project. The impairment charge was equal to the amount by which the asset’s carrying amount exceeded its fair value, measured as the present value of its estimated discounted cash flows. The impaired asset is classified within our EMC Software Group products and services segment.
      The workforce reduction impacted approximately 200 employees across our major business functions and all our major geographic regions.
      The 2003 restructuring program impacted our information storage products, information storage and management services and EMC Software Group products and services segments.

2002 Restructuring Program
      The activity for the 2002 restructuring program for the years ended December 31, 2004, 2003 and 2002 is presented below (tables in thousands):

		Adjustments
2004		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2004	During 2004	Balance

Workforce reduction	$6,617	$(2,064)	$(3,323)	$1,230
Consolidation of excess facilities	37,187	(599)	(12,052)	24,536
Contractual and other obligations	4,875	21	(3,028)	1,868

Total	$48,679	$(2,642)	$(18,403)	$27,634

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Adjustments
2003		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2003	During 2003	Balance

Workforce reduction	$22,121	$24,081	$(39,585)	$6,617
Consolidation of excess facilities	52,647	6,134	(21,594)	37,187
Contractual and other obligations	15,260	1,300	(11,685)	4,875

Total	$90,028	$31,515	$(72,864)	$48,679

2002				Non-Cash
	Initial	Utilization	Ending	Portion of the
Category	Provision	During 2002	Balance	Provision

Workforce reduction	$44,478	$(22,357)	$22,121	$–
Consolidation of excess facilities	57,988	(5,341)	52,647	5,124
Asset impairments	21,487	(21,487)	–	21,487
Contractual and other obligations	16,921	(1,661)	15,260	–

Total	$140,874	$(50,846)	$90,028	$26,611

      The $24.1 million addition to the provision for workforce reduction in 2003 was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $6.1 million addition to the provision for the consolidation of excess facilities in 2003 represents the charges for facilities being vacated, offset by the reversal of reserves related to the reactivation of facilities that had previously been vacated.
      The asset impairment charges in 2002 resulted from consolidating the locations of and modifications made to our Internet hosting business and the write-down of assets within one of our Data General’s services business which we put up for sale. The impairment charge relating to the Internet hosting business was equal to the amount by which the assets’ carrying amount exceeded their fair value, measured as the present value of their estimated discounted cash flows. The impairment charge relating to the assets used within our Data General’s services business was determined by comparing the expected sales proceeds to the assets’ carrying value. The impaired assets were classified within the information storage and management services and other businesses segments.
      The 2002 restructuring program impacted our information storage products, information storage and management services, EMC Software Group products and services and other businesses segments.

2001 Restructuring Program
      In 2001, we implemented a restructuring program to reduce our cost structure. As a result of the program, we incurred restructuring and other special charges of $825.1 million. The restructuring program impacted our information storage products, information storage and management services and other businesses segments.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The activity for the 2001 restructuring program for the years ended December 31, 2004, 2003 and 2002 is presented below (tables in thousands):

		Adjustment
2004		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2004	During 2004	Balance

Other contractual obligations	$826	$–	$(55)	$771
Consolidation of excess facilities	60,379	16,008	(19,700)	56,687

Total	$61,205	$16,008	$(19,755)	$57,458

		Adjustment
2003		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2003	During 2003	Balance

Other contractual obligations	$3,063	$–	$(2,237)	$826
Consolidation of excess facilities	97,397	(10,196)	(26,822)	60,379

Total	$100,460	$(10,196)	$(29,059)	$61,205

		Adjustment
2002		to the
	Beginning	Provision	Utilization	Ending
Category	Balance	During 2002	During 2002	Balance

Workforce reduction	$48,149	$19,277	$(67,426)	$–
Other contractual obligations	23,645	(7,268)	(13,314)	3,063
Consolidation of excess facilities	127,487	(183)	(29,907)	97,397

Total	$199,281	$11,826	$(110,647)	$100,460

      The adjustment to the consolidation of excess facilities in 2004 related to additional rent expected to be paid for vacated facilities. The adjustment to the consolidation of excess facilities in 2003 related to the reactivation of a previously vacated facility. The adjustment to the provision for workforce reduction in 2002 was primarily attributable to the finalization of severance payments associated with reductions in force in foreign jurisdictions. The adjustment to the provision for other contractual obligations in 2002 resulted from favorable settlements.
2001 Inventory Provision
      In connection with our restructuring program, in 2001, we recognized a $310.0 million provision for excess and obsolete inventory. The amounts charged and adjusted against the 2001 established provisions for excess and obsolete inventory is set forth below (tables in thousands).

Reduction in
Cost of Sales
Inventory
2004		Scrapped and		Favorable
	Beginning	Charged Against	Inventory	Vendor	Ending
Category	Balance	the Reserve	Sold	Settlements	Balance

Excess and obsolete EMC owned inventory	$888	$(888)	$–	$–	$–

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reduction in
Cost of Sales
Inventory
2003		Scrapped and		Favorable
	Beginning	Charged Against	Inventory	Vendor	Ending
Category	Balance	the Reserve	Sold	Settlements	Balance

Excess and obsolete EMC owned inventory	$6,289	$(5,401)	$–	$–	$888

			Reduction in
			Cost of Sales
		Inventory
2002		Scrapped and		Favorable
	Beginning	Charged Against	Inventory	Vendor	Ending
Category	Balance	the Reserve	Sold	Settlements	Balance

Excess and obsolete EMC owned inventory	$226,175	$(182,852)	$(37,034)	$–	$6,289
Excess and obsolete purchase obligations	29,292	(4,768)	(20,927)	(3,597)	–

Total	$255,467	$(187,620)	$(57,961)	$(3,597)	$6,289

     Impact of the 2003, 2002 and 2001 Restructuring Programs
      The 2003, 2002 and 2001 restructuring programs have been completed, although our ability to sublet facilities is subject to appropriate market conditions. The expected cash impact of the charges is $439.5 million, of which $347.6 million was paid in 2001 through 2004. The remaining accrual balances primarily relate to the consolidation of facilities that will be paid over the respective lease terms through 2012.
     Other Restructuring Programs
      During 1999, we recorded a charge of $223.6 million relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General. In 1998, we recorded a charge of $135.0 million related to a Data General restructuring program and certain asset write-downs resulting from the program. During 2004 and 2003, the Data General restructuring accrual was reduced by $4.5 million and $16.1 million, respectively. The reductions in 2004 and 2003 pertaining to the workforce reduction liability resulted from our favorable resolution of previously recognized contractual obligations associated with employee terminations. The reduction in 2003 for the consolidation of excess facilities resulted from management’s decision to utilize a facility for Documentum, LEGATO and certain of our other operations that we had previously vacated.
      The amounts charged against the established provisions for the 1999 and 1998 restructuring programs for each of the three years ended December 31, 2004, 2003 and 2002 is as follows (table in thousands):

2004	Beginning	Adjustment to the	Current Year	Ending
Category	Balance	Provision	Utilization	Balance

Workforce reduction	$5,825	$(4,877)	$(228)	$720
Consolidation of excess facilities	6,468	339	(2,219)	4,588

Total	$12,293	$(4,538)	$(2,447)	$5,308

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003
	Beginning	Adjustment to the	Current Year	Ending
Category	Balance	Provision	Utilization	Balance

Workforce reduction	$19,158	$(8,533)	$(4,800)	$5,825
Consolidation of excess facilities	14,607	(7,575)	(564)	6,468

Total	$33,765	$(16,108)	$(5,364)	$12,293

2002
	Beginning	Adjustment to the	Current Year	Ending
Category	Balance	Provision	Utilization	Balance

Workforce reduction	$19,265	$–	$(107)	$19,158
Consolidation of excess facilities	14,607	–	–	14,607

Total	$33,872	$–	$(107)	$33,765

      The balances as of December 31, 2004 relates to executive severance and a remaining lease obligation that will be paid through 2015.

D.	Convertible Debt
      In April 2002, Documentum sold $125.0 million in senior convertible notes that mature on April 1, 2007 (the “Notes”), which we assumed in connection with our acquisition of Documentum in December 2003 (see Note B). The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled to convert the Notes, at any time before the close of business on April 1, 2007, subject to our prior redemption or repurchase of the Notes, into shares of our common stock at a conversion price of $13.80 per share. The Notes may be redeemed by us on or after April 5, 2005 at a price of 101.8% of the face value through April 1, 2006 and at a price of 100.9% of the face value from April 2, 2006 through March 31, 2007. The Notes will effectively rank behind all other secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. The Notes have been recorded at their fair market value as of the date of the acquisition of Documentum with a portion allocated to the conversion component. The fair market value of the debt component as of the acquisition date of $130.0 million is being adjusted to the debt’s face value of $125.0 million using the effective interest method through April 1, 2007. The fair market value of the conversion component of $26.3 million has been allocated to additional paid-in capital.

E.	Derivatives
      At December 31, 2004, the fair value of our foreign currency hedges resulted in both an unrealized gain of $18.3 million classified in other current assets and an unrealized loss of $13.0 million classified in accrued expenses. At December 31, 2003, the fair value of our foreign currency hedges resulted in both an unrealized gain of $9.8 million classified in other current assets and an unrealized loss of $7.3 million classified in accrued expenses.
      The following table summarizes activity in other comprehensive income (loss) related to derivatives held by us for 2004, 2003 and 2002 (table in thousands):

	2004	2003	2002

Unrealized gains on derivative instruments, beginning of year	$–	$–	$89
Add: decrease in fair value of derivatives	(9,500)	(15,574)	(10,630)
Less: losses reclassified into revenue or expenses	(9,469)	(15,574)	(10,541)

Unrealized losses on derivative instruments, end of year	$(31)	$–	$–

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The unrealized loss is expected to be reclassified into the statement of operations in 2005.

F.	Fair Value of Financial Instruments

Fair Value
      The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, current portion of long-term debt and accounts and notes payable approximate fair value due to the short maturities of these instruments.
      The fair value of our long-term convertible debt at December 31, 2004 was $140.9 million, compared to a carrying amount of $128.5 million. The fair value is based upon the trading price of the debt.

Investments
      The following tables summarize the composition of our available for sale, short and long-term investments, at December 31, 2004 and 2003 (tables in thousands). Fair value was determined based upon quoted market prices for the security.

	December 31, 2004

	Amortized	Aggregate
	Cost Basis	Fair Value

U.S. government and agency obligations	$2,769,760	$2,751,815
U.S. corporate debt securities	1,220,526	1,213,988
Asset and mortgage-backed securities	1,009,970	1,001,940
Bank loans	533,169	538,203
Auction rate securities	273,675	273,675
Foreign debt securities	185,648	184,342

Total	$5,992,748	$5,963,963

	December 31, 2003

	Amortized	Aggregate
	Cost Basis	Fair Value

U.S. government and agency obligations	$2,303,298	$2,308,869
U.S. corporate debt securities	1,369,701	1,379,402
Asset and mortgage-backed securities	854,731	856,771
Bank loans	384,447	386,488
Auction rate securities	116,450	116,450
Foreign debt securities	105,663	106,629

Total	$5,134,290	$5,154,609

      Gross unrealized gains on these investments were $9.7 million and $29.1 million at December 31, 2004 and 2003, respectively. Gross unrealized losses on these investments were $38.5 million and $8.8 million at December 31, 2004 and 2003, respectively. Gross realized gains on these investments were $18.4 million, $48.1 million and $72.2 million in 2004, 2003 and 2002, respectively. Gross realized losses on these investments were $30.1 million, $17.6 million and $9.2 million in 2004, 2003 and 2002, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The effective maturities of investments held at December 31, 2004 and 2003 are as follows (tables in thousands):

	December 31, 2004

	Amortized	Aggregate
	Cost Basis	Fair Value

Due within one year	$1,242,678	$1,236,726
Due after one year through 9 years	4,750,070	4,727,237

Total	$5,992,748	$5,963,963

	December 31, 2003

	Amortized	Aggregate
	Cost Basis	Fair Value

Due within one year	$1,043,837	$1,044,698
Due after one year through 7 years	4,090,453	4,109,911

Total	$5,134,290	$5,154,609

      Unrealized losses on investments at December 31, 2004 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agency obligations	$2,331,478	$(18,379)	$86,438	$(1,997)	$2,417,916	$(20,376)
U.S. corporate debt securities	937,447	(7,047)	52,321	(1,024)	989,768	(8,071)
Asset and mortgage-backed securities	790,172	(7,023)	61,214	(1,620)	851,386	(8,643)
Bank loans	22,175	(85)	572	–	22,747	(85)
Foreign debt securities	150,050	(1,330)	–	–	150,050	(1,330)

Total	$4,231,322	$(33,864)	$200,545	$(4,641)	$4,431,867	$(38,505)

      We evaluate investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses related to bank loans were due to changes in credit spreads. All other gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at December 31, 2004 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.
      The following table summarizes our strategic investments at December 31, 2004 and 2003 (table in thousands). The investments are classified within other assets, net in the balance sheet. Fair value for publicly-traded investments is determined based upon quoted prices. Fair value is not available for privately-held investments.

	December 31, 2004		December 31, 2003

	Cost	Fair Value	Cost	Fair Value

Strategic investments in publicly-held companies	$4,097	$5,213	$225	$307
Strategic investments in privately-held companies	20,297	NA	11,220	NA

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Gross unrealized gains on these investments were $1.1 million and $0.1 million at December 31, 2004 and 2003, respectively. Gross realized gains on strategic investments were $5.2 million, $1.2 million and $0.8 million in 2004, 2003 and 2002, respectively. Gross realized losses on strategic investments were $0.5 million, $0, and $6.3 million in 2004, 2003 and 2002, respectively.

G.	Inventories
      Inventories consist of (table in thousands):

	December 31,	December 31,
	2004	2003

Purchased parts	$46,823	$34,010
Work-in-process	349,788	311,575
Finished goods	117,454	168,430

	$514,065	$514,015

H.	Notes Receivable
      Notes receivable are primarily from sales-type leases of our products. The payment schedule for such notes at December 31, 2004 is as follows (table in thousands):

2005	$63,034
2006	39,481
2007	54,987
2008	906
2009	2,500

Face value	160,908
Less amounts representing interest	(10,838)

Present value	150,070
Current portion (included in accounts and notes receivable)	59,324

Long-term portion (included in other assets,net)	$90,746

      Actual cash collections may differ from amounts shown on the table due to early customer buyouts, trade-ins or refinancings. In addition, we may sell our notes receivable and underlying equipment associated with our sales-type leases to third parties.
      We maintain an allowance for doubtful accounts for the estimated probable losses on uncollected notes receivable. This allowance is part of our allowance for bad debts. (See Note A).

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.	Property, Plant and Equipment
      Property, plant and equipment consists of (table in thousands):

	December 31,	December 31,
	2004	2003

Furniture and fixtures	$136,441	$140,354
Equipment	1,803,480	1,719,108
Buildings and improvements	865,184	840,487
Land	105,184	105,033
Construction in progress	155,904	156,504

	3,066,193	2,961,486
Accumulated depreciation	(1,494,383)	(1,351,304)

	$1,571,810	$1,610,182

      Construction in progress and land owned at December 31, 2004 include $93.1 million and $6.0 million, respectively, of facilities not yet placed in service that we are holding for future use. Depreciation expense was $393.6 million, $391.0 million and $495.3 million in 2004, 2003 and 2002, respectively.

J.	Accrued Expenses
      Accrued expenses consist of (table in thousands):

	December 31,	December 31,
	2004	2003

Salaries and benefits	$426,408	$367,067
Product warranties	180,758	118,816
Restructuring (See Note C)	115,262	139,135
Other	368,238	384,678

	$1,090,666	$1,009,696

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

	Year Ended December 31,

	2004	2003	2002

Balance, beginning of the year	$118,816	$104,258	$118,347
Current year accrual	146,526	90,444	50,275
Amounts charged to the accrual	(84,584)	(75,886)	(64,364)

Balance, end of the year	$180,758	$118,816	$104,258

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

K.	Income Taxes
      Our provision (benefit) for income taxes consists of (table in thousands):

	2004	2003	2002

Federal
Current	$234	$21,550	$(228,828)
Deferred	236,167	20,432	27,958

	236,401	41,982	(200,870)

State
Current	1,703	(19,343)	(3,564)
Deferred	9,208	(5,295)	7,830

	10,911	(24,638)	4,266

Foreign
Current	70,313	91,776	11,144
Deferred	(3,784)	(34,205)	7,679

	66,529	57,571	18,823

Total provision (benefit) for income taxes	$313,841	$74,915	$(177,781)

      In 2004, we were able to utilize net operating loss carryforwards and tax credits to reduce the current portion of our tax provision.
      The effective income tax rate is based upon the income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision (benefit) to the statutory federal tax rate is as follows:

	2004	2003	2002

Statutory federal tax rate	35.0%	35.0%	(35.0)%
State taxes (benefit), net of federal taxes (benefit)	0.9	(4.2)	1.8
International related tax items	(14.1)	(17.0)	(12.9)
Reduction of deferred tax assets due to liquidation of subsidiaries	0.1	3.5	6.1
U.S. tax credits	(0.8)	(1.2)	(4.2)
Changes in valuation allowance	1.2	(5.1)	(10.5)
Acquisition and merger contingencies	–	(5.9)	(4.5)
Permanent items, including IPR&D charges in 2004 and 2003	3.6	6.3	(1.5)
Other	0.6	1.7	0.7

	26.5%	13.1%	(60.0)%

      For 2004, the income tax rate was favorably impacted due to the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our income tax rate in the United States. Partially offsetting this benefit for 2004 were non-deductible IPR&D charges of $17.4 million incurred in connection with acquisitions. We did not derive a tax benefit from these charges. For 2004, the effective tax rate also varied from the statutory rate as a result of a $20.0 million reduction in our estimated income tax exposure pertaining to certain of our international tax liabilities. For 2003, the income tax rate was favorably impacted by the resolution of several tax matters which aggregated $80.9 million and the mix of income attributable to foreign versus domestic jurisdictions. These tax matters included the resolution of certain merger-related contingencies. In 2002, the income tax rate was favorably impacted by the resolution of international tax matters which aggregated $67.7 million; such amount included the favorable resolution of an international tax audit, partially offset by a provision for tax liabilities on other international matters.
      The components of the current and noncurrent deferred tax assets, net, are as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Current deferred tax assets:
Accounts and notes receivable	$61,721	$48,694
Inventory	40,816	51,508
Accrued expenses	107,442	76,110
Deferred revenue	75,226	92,571
Other	4,605	2,863

Total current deferred tax assets, net	$289,810	$271,746

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	$(61,447)	$10,561
Intangible and other assets, net	(188,100)	(163,069)
Equity	27,953	13,334
Deferred revenue	23,419	47,698
Other noncurrent liabilities	(45,835)	(39,318)
Credit carryforwards	65,673	38,724
Net operating loss carryforwards	105,235	237,617
Valuation allowance	(61,976)	(60,085)
Other comprehensive loss	(6,522)	(13,443)

Total noncurrent deferred tax assets (liabilities), net	$(141,600)	$72,019

      We have federal and foreign net operating loss carryforwards of $156.7 million and $104.2 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain net operating losses will begin to expire in 2005, while others have an unlimited carryforward period.
      The valuation allowance increased from $60.1 million at December 31, 2003 to $62.0 million at December 31, 2004. The increase was principally attributable to net operating losses and other deferred tax assets of foreign subsidiaries as well as capital loss and credit carryforwards of domestic subsidiaries. The valuation allowance at December 31, 2004 primarily relates to foreign subsidiaries’ deferred tax assets, capital loss carryforwards and domestic net operating loss and tax credit carryforwards. In addition, we had established in 2003 a valuation allowance for deferred tax assets associated with certain acquisitions. The valuation allowance decreased from $14.9 million at December 31, 2003 to $11.1 million at December 31,

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2004 as a result of our ability to realize a portion of these deferred tax assets. The realization has been reflected as a reduction to goodwill.
      Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $3.2 billion and $2.8 billion at December 31, 2004 and 2003, respectively, and consisted of undistributed earnings permanently invested in these entities. The unrecognized deferred tax liability associated with these unremitted earnings is approximately $780 million and $700 million as of December 31, 2004 and 2003, respectively. Income before income taxes from foreign operations for 2004, 2003 and 2002 was $632.0 million, $343.9 million and $161.3 million, respectively.

L.	Retirement Plans and Retiree Medical Benefits

401(k) Plan
      We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. At the end of each calendar quarter, we make a cash contribution that matches 100% of the employee’s contribution up to 3% of the employee’s quarterly compensation. Additionally, provided that certain quarterly profit goals are attained, in succeeding quarters, we provide an additional matching contribution of 1% of the employee’s quarterly compensation up to a maximum quarterly matching contribution not to exceed 6% of compensation or $750 per person per quarter. Our contribution amounted to $30.5 million in 2004, $26.0 million in 2003 and $26.5 million in 2002.
      Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee’s maximum investment allocation in the EMC stock fund to 30% of their total contribution. Our matching contribution mirrors the investment allocation of the employee’s contribution.

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
      Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2004, the Data General U.S. pension plan held $0.4 million of our common stock.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The Data General U.S. pension plan and certain foreign retirement plans (the “Pension Plans”) are summarized in the following tables.
      The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Benefit obligation at beginning of year	$306,809	$326,753
Interest cost	18,542	17,913
Foreign exchange loss	110	5,665
Benefits paid	(9,097)	(8,150)
Settlement payments	(15)	(41,769)
Actuarial loss	20,655	6,397

Benefit obligation at end of year	$337,004	$306,809

      The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Fair value of plan assets at beginning of year	$326,413	$201,691
Actual return on plan assets	30,061	62,905
Employer contributions	–	107,427
Foreign exchange gain	85	4,309
Benefits paid	(9,097)	(8,150)
Settlement payments	(15)	(41,769)

Fair value of plan assets at end of year	$347,447	$326,413

      In 2003, we contributed an additional $107.4 million to the U.S. pension plan. We do not expect to make any contributions to the Pension Plans in 2005. In 2003, we settled the United Kingdom pension plan, which resulted in a disbursement of $41.6 million.
      The funded status of the Pension Plans is as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Funded status	$10,443	$19,604
Unrecognized actuarial loss	117,582	106,053
Unrecognized transition asset	(611)	(1,463)

Net amount recognized at year end	$127,414	$124,194

      Amounts recognized in the balance sheet consist of the following (table in thousands):

	December 31,	December 31,
	2004	2003

Prepaid benefit cost	$127,790	$124,390
Accrued benefit liability	(376)	(196)

Net amount recognized at year end	$127,414	$124,194

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The components of net periodic benefit cost of the Pension Plans are as follows (table in thousands):

	2004	2003	2002

Service cost	$–	$–	$732
Interest cost	18,542	17,913	20,108
Expected return on plan assets	(26,540)	(21,954)	(20,467)
Amortization of transition asset	(853)	(853)	(839)
Recognized actuarial loss	5,615	7,804	3,089
Curtailment, net of settlements	–	(1,165)	401

Net periodic benefit cost (credit)	$(3,236)	$1,745	$3,024

      The weighted-average assumptions used in the Pension Plans to determine benefit obligations at December 31 are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002

Discount rate	5.7%	6.1%	6.4%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.4%
Rate of compensation increase	N/A	N/A	N/A
      The weighted-average assumptions used in the Pension Plans to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002

Discount rate	6.1%	6.5%	7.0%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.4%
Rate of compensation increase	N/A	N/A	N/A
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

	December 31,	December 31,
	2004	2003

Equity securities	71%	75%
Debt securities	29	25

Total	100%	100%

      The target allocation of the assets in the Pension Plans at December 31, 2004 consisted of equity securities of 70% and debt securities of 30%.
      Our Pension Plan assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The benefit payments are expected to be paid in the following years (table in thousands):

2005	$10,275
2006	10,950
2007	12,031
2008	12,947
2009	14,391
Years 2010-2014	100,306

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
      The components of the change in benefit obligation are as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Benefit obligation at beginning of year	$4,822	$6,102
Interest cost	272	303
Benefits paid	(660)	(567)
Actuarial (gain) loss	62	(1,016)

Benefit obligation at end of year	$4,496	$4,822

      The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Fair value of plan assets at beginning of year	$357	$299
Actual return on plan assets	34	58
Employer contributions	660	567
Benefits paid	(660)	(567)

Fair value of plan assets at end of year	$391	$357

      We expect to contribute $0.5 million to the plan in 2005.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The funded status of the plan and presentation in the balance sheet are as follows (table in thousands):

	December 31,	December 31,
	2004	2003

Funded status	$(4,105)	$(4,465)
Unrecognized actuarial gain	(1,063)	(1,172)
Unrecognized prior service credit	(1,149)	(1,249)

Accrued benefit liability	$(6,317)	$(6,886)

      The components of net periodic benefit cost are as follows (table in thousands):

	December 31,	December 31,	December 31,
	2004	2003	2002

Interest cost	$272	$303	$416
Expected return on plan assets	(30)	(24)	(30)
Amortization of prior service credit	(100)	(101)	(101)
Recognized actuarial gain	(51)	(55)	–

Net periodic benefit cost	$91	$123	$285

      On January 21, 2005, the Centers for Medical and Medicaid Services released the final regulations implementing the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The impact of Medicare reform related to prescription drug coverage has not been reflected in the benefit obligation as of December 31, 2004 or the periodic benefit cost for the year ended December 31, 2004. We anticipate the impact on the post-retirement medical and life insurance plan will be immaterial.
      The weighted-average assumptions used in the plan to determine benefit obligations at December 31 are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002

Discount rate	5.7%	6.1%	6.5%
Expected long-term rate of return on plan assets	8.3%	8.3%	9.0%
Rate of compensation increase	N/A	N/A	N/A
      The weighted-average assumptions used in the plan to determine net benefit cost for the years ended December 31 are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002

Discount rate	6.1%	6.5%	7.3%
Expected long-term rate of return on plan assets	8.3%	8.3%	9.0%
Rate of compensation increase	N/A	N/A	N/A
      The assumed health care cost trend rate for the plan is as follows:

	December 31,	December 31,
	2004	2003

Health care cost trend rate assumed for next year	11.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The effects of a one percent change in the assumed health care cost trend rates are as follows (table in thousands):

	1% increase	1% decrease

Effect on total service and interest cost components for 2004	$3	$(3)
Effect on year-end post retirement obligation	56	(50)
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
      The actual asset allocations are as follows:

	December 31,	December 31,
	2004	2003

Equity securities	71%	75%
Debt securities	29	25

Total	100%	100%

      The target allocation of the assets in the plan as of December 31, 2004 was 70% equity securities and 30% debt securities.
      The plan assets are managed by outside investment managers. Our investment strategy with respect to the plan is to maximize returns while preserving principal.
      The benefit payments are expected to be paid in the following years (table in thousands):

2005	$485
2006	475
2007	474
2008	440
2009	407
2010–2014	1,821

M.	Commitments and Contingencies

Operating Lease Commitments
      We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for 2004, 2003, and 2002 was as follows (table in thousands):

	2004	2003	2002

Rent expense	$207,111	$207,357	$214,708
Sublease proceeds	(7,195)	(4,088)	(3,490)

Net rent expense	$199,916	$203,269	$211,218

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Our future lease commitments are as follows (table in thousands):

2005	$149,769
2006	107,762
2007	74,460
2008	53,461
2009	42,910
Thereafter	88,610

Total minimum lease payments	$516,972

      We have sublet certain of our office facilities. Non-cancelable sublease proceeds are as follows:

2005	$8,713
2006	6,979
2007	4,574
2008	3,094
2009	2,782
Thereafter	4,156

Total sublease proceeds	$30,298

Line of Credit
      We have available for use a credit line of $50.0 million in the United States. As of December 31, 2004, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2004, we were in compliance with the covenants.

Guarantees and Indemnification Obligations
      EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $64.3 million as of December 31, 2004. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.
      We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent, copyright, trademark, trade secret and/or other intellectual property right. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.
      We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for specified matters, such as acts and omissions of EMC, its employees, agents or representatives.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      We have procurement or license agreements with respect to technology that is used in our products and agreements in which we obtain rights to a product from an OEM. Under some of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.
      We have agreed to indemnify the directors and executive officers of EMC and our subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer.
      In connection with certain acquisitions, we have agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. In a substantial majority of instances, we have maintained the acquired company’s directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid. In connection with certain dispositions, we have agreed to indemnify the buyer for certain matters, such as breaches of representations and warranties. These indemnities vary in length of time.
      Based upon our historical experience and information known as of December 31, 2004, we believe our liability on the above guarantees and indemnities at December 31, 2004 is immaterial.

Litigation
      On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents (the “First HP Lawsuit”). HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. We believe that HP’s claims are without merit. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. We seek a permanent injunction as well as unspecified monetary damages for patent infringement. On February 16, 2005, summary judgment motions were heard. The court’s ruling on such motions is currently pending.
      On October 27, 2004, a second complaint was filed by HP against us in the same court based on six of the seven patents asserted in the First HP Lawsuit (the “Second HP Lawsuit”). The Second HP Lawsuit was filed shortly after the court had denied HP’s motion for leave to amend its infringement contentions in the First HP Lawsuit to add certain EMC products. In the Second HP Lawsuit, HP alleges patent infringement by the same EMC products that they attempted to add to the First HP Lawsuit. On February 3, 2005, the court stayed the Second HP Lawsuit.
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

N.	Stockholders’ Equity

Common Stock Repurchase Program
      Our Board of Directors has authorized the repurchase of up to 300.0 million shares of our common stock. The purchased shares will be available for various corporate purposes, including our stock option and

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
employee stock purchase plans. As of December 31, 2004, we had reacquired a total of 108.6 million shares at a cost of $1,054.9 million.
      On July 1, 2004, the Massachusetts Business Corporation Act (the “MBCA”) became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of our former treasury shares were automatically converted to unissued shares on July 1, 2004 and have been accounted for as a reduction of common stock (at par value) and additional paid-in capital.

Net Income (Loss) Per Share
      The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	2004	2003	2002

Numerator:
Net income (loss), as reported–basic	$871,189	$496,108	$(118,706)
Adjustment for interest expense on convertible debt, net of taxes	2,572	–	–

Net income (loss)–diluted	$873,761	$496,108	$(118,706)

Denominator:
Basic weighted average common shares outstanding	2,402,198	2,211,544	2,206,294
Weighted common stock equivalents	39,316	26,112	–
Assumed conversion of convertible debt	9,056	–	–

Diluted weighted average shares outstanding	2,450,570	2,237,656	2,206,294

      Options to acquire 101.7 million, 92.0 million and 177.6 million shares of common stock as of December 31, 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The effect of our senior convertible debt (see Note D) assumed in connection with our acquisition of Documentum on the calculation of diluted net income per weighted average share for the year ended December 31, 2004 was calculated using the “if converted” method. The convertible debt was excluded from the calculation of diluted earnings per share in 2003 because of its antidilutive effect.

Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss), which is presented net of tax, consists of the following (table in thousands):

	December 31,	December 31,
	2004	2003

Foreign currency translation adjustments, net of tax benefits of $10,716 and $5,737	$(11,416)	$(10,873)
Unrealized losses on investments, net of tax benefits of $7,341 and $0	(31,164)	–
Unrealized gains on investments, net of taxes of $3,147 and $7,706	7,689	13,070
Unrealized losses on derivatives, net of tax benefits of $0 and $0	(31)	–

	$(34,922)	$2,197

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Reclassification adjustments between other comprehensive income (loss) and the statement of operations consist of the following (table in thousands):

	Year Ended December 31,

	2004	2003	2002

Realized gains (losses) on investments, net of taxes (benefit) of $(4,279), $5,461 and $16,397	$(7,397)	$25,039	$47,403
Realized losses on derivatives, net of tax benefit of $(947), $(1,557) and $(1,054)	(8,522)	(14,017)	(9,487)

Preferred Stock
      Our series preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

Stock Option Plans
      The EMC Corporation 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant. In May 2004, our stockholders approved an amendment to the 2003 Plan to increase the number of shares available for grant under the 2003 Plan to 100.0 million shares from 50.0 million shares and to allow awards of restricted stock and restricted stock units to be granted to non-employee Directors. No more than 20.0 million shares of common stock may be issued pursuant to awards of restricted stock or restricted stock units under the 2003 Plan.
      In addition to the 2003 Plan, we have three other employee stock option plans (the “1985 Plan”, the “1993 Plan”, and the “2001 Plan”). Under the terms of each of the three plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of our common stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934 (“Section 16”), not less than par value which is $.01 per share, and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.
      A total of 648.0 million shares of common stock have been reserved for issuance under the four above plans.
      In 2004 and 2003, 4,660,000 and 2,207,500 shares of restricted stock were granted to certain employees, consultants and Directors under the 2003 Plan. The weighted-average grant-date fair value of the restricted stock grants were $12.66 in 2004 and $13.08 in 2003. Of the shares of restricted stock granted, 1,312,500 shares either cliff vest three years from the date of grant or vest pro-rata over three years. The remaining shares of restricted stock cliff vest five years from the date of grant; however, in the event that certain performance-related criteria are met, the vesting accelerates. The grants have been

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded as deferred compensation on the balance sheet and are being amortized over the vesting periods of the awards.
      In 2003, options to purchase 75,000 shares of common stock with an exercise price of $.01 per share were granted to an employee. The options were exercisable on the date of grant and were exercised. The shares of common stock issued upon exercise are subject to certain restrictions on transfer and repurchase by EMC upon certain events which lapse on the fifth anniversary of the grant date. Discounts from fair value have been recorded as deferred compensation and are being amortized over a five-year vesting period; however, in the event that certain performance-related criteria are met, the vesting accelerates. As of December 31, 2004, 25,000 shares have vested.
      In 2002, performance-related options to purchase 2,063,000 shares of common stock were granted at $7.70 per share, the fair market value on the date of grant, to certain employees. The options vest ratably over five years; however, in the event that certain performance-related criteria are met, the vesting accelerates. As of December 31, 2004, 1,922,948 shares have vested.
      We have a stock option plan that provides for the grant of stock options to members of our Board of Directors (the “Directors Plan”). A total of 14.4 million shares of common stock have been reserved for issuance under the Directors Plan. The exercise price for each option granted under the Directors Plan will be at a price per share determined at the time the option is granted, but not less than 50% of the fair market value of common stock on the date of grant.
      At December 31, 2004, there was an aggregate of approximately 48.2 million shares available for issuance pursuant to future option grants under the 1985 Plan, the 1993 Plan, the 2001 Plan, the 2003 Plan and the Directors Plan. Except as noted above, options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant.
      We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Activity under all stock option plans for the three years ended December 31, 2004 is as follows (shares in thousands):

		Wtd. Avg.
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2002	151,624	$28.50
Granted	52,414	7.24
Canceled	(21,857)	30.99
Exercised	(4,581)	4.25

Outstanding, December 31, 2002	177,600	22.56
Options granted relating to business acquisitions	53,804	9.30
Granted	37,132	12.71
Canceled	(7,555)	27.83
Exercised	(6,407)	6.19

Outstanding, December 31, 2003	254,574	18.56
Options granted relating to business acquisitions	6,559	1.82
Granted	46,402	12.69
Canceled	(9,888)	22.53
Exercised	(22,306)	6.14

Outstanding, December 31, 2004	275,341	$18.02

      Summarized information about stock options outstanding at December 31, 2004 is as follows (shares in thousands):

				Exercisable
		Weighted Avg.
Range of	Number of Options	Remaining	Weighted Avg.	Number of	Weighted Avg.
Exercise Price	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price

$.01-$ 4.12	12,695	4.8	$2.11	11,701	$2.06
$4.13-$ 9.27	64,179	6.7	6.12	34,392	6.27
$9.28-$13.91	132,405	8.0	12.33	44,369	11.92
$13.92-$20.87	14,987	6.5	16.68	9,171	16.98
$20.88-$31.31	2,265	4.1	26.69	2,263	26.69
$31.32-$46.97	27,501	5.7	35.10	18,172	34.29
$46.98-$70.46	6,167	5.2	60.07	4,951	60.04
$70.47-$90.00	15,142	5.7	83.43	11,391	83.90

	275,341	7.0	$18.02	136,410	$20.97

      There were 136.4 million, 111.3 million and 51.6 million outstanding options that were exercisable at December 31, 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan
      Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions, at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. In May 2004, our stockholders approved an amendment to the 1989 Plan to increase the number of shares available for grant

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to 98.0 million shares from 73.0 million shares. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. Grants for the last three years are as follows (shares in thousands):

	2004	2003	2002

Shares	9,758	10,155	11,012
Weighted average exercise price	$9.58	$6.69	$5.81
Weighted average fair value	$3.51	$2.40	$2.09

O.	Related Party Transactions
      We have retained a company owned by an individual who is the brother and uncle of certain members of our Board of Directors as a broker to provide various forms of corporate insurance. We paid such company approximately $8,000 and $0.6 million in 2003 and 2002, respectively. Such amounts include broker’s fees of $75,000 in 2002.
      In 2004, 2003 and 2002, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $2.9 million, $2.5 million and $2.2 million, respectively. Such leases were initially assumed by us as a result of our acquisition of Data General in 1999 and one lease was renewed for a ten-year term in 2003.
      We purchased from two companies, upgrades to and licenses to, software products, for which payments aggregated approximately $0.3 million, $0.3 million and $0.1 million in 2004, 2003 and 2002, respectively. We sublet facilities to one of these companies from which we were paid $30,000 in 2004. A member of our Board of Directors is Chairman of the Board of Directors of one of these companies and is managing partner and general partner in a limited partnership which is currently a stockholder of both such companies.
      EMC is a large global organization which engages in thousands of purchase, sales and other transactions annually. We enter into purchase and sales transactions with other publicly and privately held companies, universities and hospitals in which members of our Board of Directors or executive officers are executive officers or members of boards of these entities. We enter into these arrangements in the ordinary course of our business.
      From time to time, we make strategic investments in privately-held companies that develop software, hardware and other technologies or provide services supporting our technologies. We may purchase from or make sales to these organizations.
      We believe that the terms of each of these arrangements described above were fair and not less favorable to us than could have been obtained from unaffiliated parties.

P.	Risks and Uncertainties
      Our future results of operations involve a number of risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: adverse changes in general economic or market conditions; delays or reductions in information technology spending; risks associated with acquisitions and investments, including the challenges and costs of integration, restructuring and achieving anticipated synergies; competitive factors, including but not limited to pricing pressures and new product introductions; the relative and varying rates of product price and component cost declines and the volume and mixture of product and services revenues; component and product quality and availability; the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; insufficient, excess or obsolete inventory; war or acts of terrorism; the ability to attract and retain highly qualified

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
employees; fluctuating currency exchange rates; risks associated with litigation; and other one-time events and other important factors disclosed previously and from time to time in our filings with the SEC.

Q.	Segment Information
      Management has organized the business around our product and service offerings. We operate in the following segments: information storage products, information storage and management services, EMC Software Group products and services, VMware products and services and other businesses. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses or assets to each segment, as management does not use this information to measure the performance of the operating segments.
      Our information storage products segment includes systems revenues and platform-based storage software revenues. Our information storage and management services segment includes hardware and software maintenance revenues and professional services revenues. Our EMC Software Group products and services segment includes multi-platform based storage and management software, software maintenance services and professional services. Our VMware products and services segment includes virtual infrastructure software, software maintenance services and professional services. Our other businesses segment includes hardware maintenance revenues associated with AViiON servers.
      In July 2004, we revised our segments and established the EMC Software Group products and services segment. The EMC Software Group products and services segment includes the LEGATO and Documentum products and services revenues and cost of sales that were historically presented in separate segments. The EMC Software Group products and services segment also includes EMC multi-platform license revenues and related software maintenance revenues that were historically included in our information storage products and information storage and management services segments. Prior years’ segment information has been restated to conform to the current presentation.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

		Information	EMC Software	VMware
	Information	Storage and	Group	Products
	Storage	Management	Products and	and	Other
	Products	Services	Services	Services	Businesses	Consolidated

2004
Systems revenues	$3,871,006	$–	$–	$–	$–	$3,871,006
Software revenues	1,108,873	–	896,933	178,309	–	2,184,115
Services revenues	–	1,530,430	540,443	39,868	63,626	2,174,367

Total revenues	$4,979,879	$1,530,430	$1,437,376	$218,177	$63,626	$8,229,488

Gross profit	$2,103,471	$782,012	$1,121,676	$173,485	$33,963	$4,214,607
Gross profit percentage	42.2%	51.1%	78.0%	79.5%	53.4%	51.2%
2003
Systems revenues	$3,314,687	$–	$–	$–	$–	$3,314,687
Software revenues	891,698	–	517,169	–	–	1,408,867
Services revenues	–	1,262,480	151,263	–	99,511	1,513,254

Total revenues	$4,206,385	$1,262,480	$668,432	$–	$99,511	$6,236,808

Gross profit	$1,611,616	$623,997	$552,982	$–	$53,463	$2,842,058
Gross profit percentage	38.3%	49.4%	82.7%	–	53.7%	45.6%
2002
Systems revenues	$2,985,300	$–	$–	$–	$–	$2,985,300
Software revenues	776,739	–	456,354	–	–	1,233,093
Services revenues	–	999,957	78,410	–	141,592	1,219,959

Total revenues	$3,762,039	$999,957	$534,764	$–	$141,592	$5,438,352

Gross profit	$1,159,544 (1)	$398,667	$433,816	$–	$65,257	$2,057,284 (1)
Gross profit percentage	30.8%	39.9%	81.1%	–	46.1%	37.8%

(1)	Excludes the benefit of $61.6 million related to the sale of previously identified obsolete inventory as management does not include these costs in its evaluation of segment performance.
      Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2004	2003	2002

United States	$4,631,340	$3,627,503	$3,147,613
Canada	124,463	113,156	77,755
Europe, Middle East, Africa	2,355,874	1,645,053	1,327,810
Asia Pacific	925,990	709,433	769,788
Latin America and Mexico	191,821	141,663	115,386

Total	$8,229,488	$6,236,808	$5,438,352

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      No country other than the United States accounted for 10% or more of revenues in 2004, 2003 or 2002.
      Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $5,602.4 million at December 31, 2004 and $4,949.3 million at December 31, 2003. No country other than the United States accounted for 10% or more of these assets at December 31, 2004, 2003 or 2002. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $262.3 million at December 31, 2004 and $274.3 million at December 31, 2003.

R.	Selected Quarterly Financial Data (unaudited)
      Quarterly financial data for 2004 and 2003 is as follows (tables in thousands, except per share amounts):

2004	Q1 2004	Q2 2004	Q3 2004	Q4 2004

Revenues	$1,871,629	$1,971,184	$2,028,879	$2,357,796
Gross profit	937,669	997,925	1,043,201	1,235,812
Net income	139,805	192,804	218,035	320,545
Net income per share, diluted	$0.06	$0.08	$0.09	$0.13

2003	Q1 2003	Q2 2003	Q3 2003	Q4 2003

Revenues	$1,384,151	$1,479,300	$1,510,847	$1,862,510
Gross profit	597,821	644,082	675,117	925,038
Net income	35,183	81,739	159,089	220,097
Net income per share, diluted	$0.02	$0.04	$0.07	$0.09
      Quarterly financial data for the fourth quarter of 2004 includes an after-tax restructuring and other special charge which reduced net income by $20.7 million or $0.01 per diluted share and an income tax expense adjustment decreasing income tax expense which increased net income by $32.2 million or $0.01 per diluted share.
      Quarterly financial data for the first quarter of 2004 includes an after-tax restructuring and other special charge which reduced net income by $24.7 million or $0.01 per diluted share.
      Quarterly financial data for the fourth quarter of 2003 includes an after-tax restructuring and other special charge which reduced net income by $38.5 million or $0.02 per diluted share.

S.	Subsequent Event
      In February 2005, we acquired all of the outstanding capital stock of System Management Arts Incorporated (“Smarts”) for approximately $260 million in cash, subject to certain post-closing adjustments. Smarts’ software products automatically locate root cause problems, calculate their impacts across technology domains, and present the logical action plan required to keep business services up and running.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
      Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Report on Internal Control Over Financial Reporting on page 44.
      Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm on page 45.
      Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2004. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         (a)
      1.     Financial Statements
      The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.
      2.     Schedule
      The Schedule on page S-1 is filed as part of this report.
      3.     Exhibits
      See Index to Exhibits on page 101 of this report.
      The exhibits are filed with or incorporated by reference in this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2005.

EMC Corporation

By:	/s/ Joseph M. Tucci

Joseph M. Tucci
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 4, 2005.

Signature	Title

/s/ Michael C. Ruettgers Michael C. Ruettgers	Chairman of the Board of Directors

/s/ Joseph M. Tucci Joseph M. Tucci	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William J. Teuber, Jr. William J. Teuber, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Mark A. Link Mark A. Link	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael J. Cronin Michael J. Cronin	Director

/s/ Gail Deegan Gail Deegan	Director

/s/ John R. Egan John R. Egan	Director

/s/ W. Paul Fitzgerald W. Paul Fitzgerald	Director

/s/ Olli-Pekka Kallasvuo Olli-Pekka Kallasvuo	Director

/s/ Windle B. Priem Windle B. Priem	Director

/s/ David N. Strohm David N. Strohm	Director

/s/ Alfred M. Zeien Alfred M. Zeien	Director

Exhibit Index
The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended. (4)
10.5*	EMC Corporation 2003 Stock Plan, as amended. (6)
10.6*	EMC Corporation Executive Deferred Compensation Plan, as amended. (4)
10.7*	EMC Corporation Executive Incentive Bonus Plan. (7)
10.8*	Form of Severance Agreement for the Named Executive Officers. (8)
10.9*	Form of Stock Option Agreement under the EMC Corporation 2003 Stock Plan. (2)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan. (2)
10.11*	Summary of Certain Severance Arrangements (filed herewith).
10.12	Form of Indemnification Agreement for directors and executive officers. (2)
14.1	EMC Corporation Business Conduct Guidelines (Code of Ethics) (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Accountants (filed herewith).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 5, 2004 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 12, 2004 (No. 33-03656).

(7)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 22, 2002 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Allowance for
		Bad Debts
		Charged to
		Selling, General
	Balance at	and	Charged to		Balance at
	Beginning	Administrative	Other	Bad Debts	End of
Description	of Period	Expenses	Accounts	Write-Offs	Period

Year ended December 31, 2004 allowance for doubtful accounts	$41,982	$10,067	$–	$(10,348)	$41,701
Year ended December 31, 2003 allowance for doubtful accounts	51,551	1,761	–	(11,330)	41,982
Year ended December 31, 2002 allowance for doubtful accounts	36,169	35,171	–	(19,789)	51,551
      Note: The allowance for doubtful accounts includes both current and non-current portions.

		Allowance for
		Sales Returns
		Accounted for
	Balance at	as a Reduction	Charged to		Balance at
	Beginning	(Increase)	Other		End of
Description	of Period	in Revenue	Accounts	Sales Returns	Period

Year ended December 31, 2004 allowance for sales returns	$60,813	$(5,688)	$–	$(16,654)	$38,471
Year ended December 31, 2003 allowance for sales returns	127,941	(19,417)	–	(47,711)	60,813
Year ended December 31, 2002 allowance for sales returns	121,776	158,640	–	(152,475)	127,941

		Tax
		Valuation		Tax
		Allowance		Valuation
		Charged to		Allowance
	Balance at	Income	Charged to	Credited to	Balance at
	Beginning	Tax	Other	Income Tax	End of
Description	of Period	Provision	Accounts*	Provision	Period

Year ended December 31, 2004 income tax valuation allowance	$60,085	$12,127	$(3,816)	$(6,420)	$61,976
Year ended December 31, 2003 income tax valuation allowance	64,148	17,629	14,921	(36,613)	60,085
Year ended December 31, 2002 income tax valuation allowance	95,237	8,953	–	(40,042)	64,148

*	Amount represents valuation allowances recognized in connection with business combinations.

S-1

3337-AR-05