Form 10-Q
period 2005-03-31
EMC CORP
filed 2005-04-27
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: March 31, 2005	Commission File Number 1-9853

EMC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2680009 (I.R.S. Employer Identification Number)

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

Yes [X]               No [   ]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2005 was 2,402,769,527.

EMC CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,684,959	$1,476,803
Short-term investments	1,377,973	1,236,726
Accounts and notes receivable, less allowance for doubtful accounts of $38,587 and $39,901	1,085,260	1,162,387
Inventories	594,260	514,065
Deferred income taxes	307,280	289,810
Other current assets	161,207	151,135
Total current assets	5,210,939	4,830,926

Long-term investments	4,433,790	4,727,237
Property, plant and equipment, net	1,583,976	1,571,810
Intangible assets, net	516,749	499,478
Other assets, net	533,328	509,041
Goodwill, net	3,526,083	3,284,414
Total assets	$15,804,865	$15,422,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$351	$183
Accounts payable	525,344	522,587
Accrued expenses	1,123,440	1,090,666
Income taxes payable	409,521	404,772
Deferred revenue	1,001,309	930,492
Total current liabilities	3,059,965	2,948,700
Deferred revenue	584,917	570,995
Long-term convertible debt	128,081	128,456
Deferred income taxes	198,696	141,600
Other liabilities	109,520	109,868
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued and outstanding 2,402,770 and 2,404,969 shares	24,028	24,050
Additional paid-in capital	6,193,424	6,221,099
Deferred compensation	(131,100)	(124,286)
Retained earnings	5,707,180	5,437,346
Accumulated other comprehensive loss, net	(69,846)	(34,922)
Total stockholders’ equity	11,723,686	11,523,287
Total liabilities and stockholders’ equity	$15,804,865	$15,422,906

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Product sales	$1,620,503	$1,378,596
Services	622,628	493,033
	2,243,131	1,871,629
Costs and expenses:
Cost of product sales	798,539	705,946
Cost of services	270,371	228,014
Research and development	234,297	204,596
Selling, general and administrative	615,746	534,625
Restructuring and other special charges	968	28,228
Operating income	323,210	170,220
Investment income	42,995	41,030
Interest expense	(2,033)	(1,973)
Other expense, net	(2,304)	(5,777)
Income before taxes	361,868	203,500
Income tax provision	92,034	63,695
Net income	$269,834	$139,805
Net income per weighted average share, basic	$0.11	$0.06
Net income per weighted average share, diluted	$0.11	$0.06
Weighted average shares, basic	2,395,509	2,415,550
Weighted average shares, diluted	2,443,455	2,467,209

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Cash received from customers	$2,411,574	$2,005,241
Cash paid to suppliers and employees	(1,839,614)	(1,580,610)
Dividends and interest received	53,343	38,849
Interest paid	(3,179)	(1,188)
Income taxes paid	(21,694)	(39,727)
Net cash provided by operating activities	600,430	422,565
Cash flows from investing activities:
Additions to property, plant and equipment	(98,290)	(86,182)
Capitalized software development costs	(42,127)	(41,893)
Purchases of short and long-term available for sale securities	(1,946,021)	(2,270,847)
Sales and maturities of short and long-term available for sale securities	2,050,682	1,900,525
Business acquisitions, net of cash acquired	(252,904)	(529,664)
Other	(1,000)	(4,337)
Net cash used in investing activities	(289,660)	(1,032,398)
Cash flows from financing activities:
Issuance of common stock	34,459	44,906
Purchase of treasury stock	(127,097)	(44,557)
Payment of long-term and short-term obligations	(44)	(2,951)
Proceeds from long-term and short-term obligations	163	—
Net cash used in financing activities	(92,519)	(2,602)
Effect of exchange rate changes on cash	(10,095)	(50)
Net increase (decrease) in cash and cash equivalents	208,156	(612,485)
Cash and cash equivalents at beginning of period	1,476,803	1,752,976
Cash and cash equivalents at end of period	$1,684,959	$1,140,491
Reconciliation of net income to net cash provided by operating activities:
Net income	$269,834	$139,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,595	144,039
Non-cash restructuring and other special charges	3,100	16,129
Amortization of deferred compensation	13,875	13,755
Provision for doubtful accounts	709	1,243
Deferred income taxes, net	43,494	5,223
Tax benefit from stock options exercised	14,111	22,194
Other	10,479	—
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	100,600	(26,088)
Inventories	(82,188)	(24,419)
Other assets	(21,973)	7,110
Accounts payable	(4,092)	21,380
Accrued expenses	23,868	(52,477)
Income taxes payable	12,788	(3,734)
Deferred revenue	67,134	158,457
Other liabilities	(3,904)	(52)
Net cash provided by operating activities	$600,430	$422,565
Non-cash activity:
- Issuance of stock options exchanged in business combinations	$37,360	$72,026

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$269,834	$139,805
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefits of $1,919 and $536	(4,257)	(10,434)
Changes in market value of derivatives, net of taxes of $19 and $0	200	(397)
Changes in market value of investments, net of taxes (benefit) of $(8,449) and $7,229	(30,867)	12,881
Other comprehensive income (loss)	(34,924)	2,050
Comprehensive income	$234,910	$141,855

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

EMC has led the market in developing solutions for customers to manage information intelligently based on its changing value to an organization over time. With a strategy known as information lifecycle management, we help organizations organize, protect, move and manage information on the lowest-cost storage system appropriate for the level of protection and the speed of access needed at each point in information’s life. Information lifecycle management simultaneously lowers the cost and reduces the risk of managing information, no matter what format it is in — documents, images or e-mail — as well as the data that resides in databases. Information lifecycle management provides for cost-effective business continuity and more efficient compliance with government and industry regulations. We also provide specialized virtual infrastructure software that can help organizations respond to changing IT requirements by dynamically altering their computing and storage environments without interruption to their businesses. Our unique capabilities deliver lower total operating costs, optimized service and performance and a more responsive IT infrastructure.

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements include the accounts of EMC and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the periods ended March 31, 2005 and 2004.

Presentation

We have changed the method of presenting the statement of cash flows from the indirect method to the direct method, which is the preferred method of presentation. The consolidated statement of cash flows for the quarter ended March 31, 2004 has been conformed to this method of presentation.

In 2004, we concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. We have made adjustments to our consolidated statement of cash flows for the quarter ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective in 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants and stock options granted where the exercise price is below the market price on the date of the grant.

The following is a reconciliation of net income per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$269,834	$139,805
Add back: Stock compensation costs, net of taxes, on stock-based awards	9,019	9,943
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(93,846)	(97,733)
Incremental stock compensation expense per FAS No. 123, net of taxes	(84,827)	(87,790)
Adjusted net income	$185,007	$52,015
Net income per weighted average share, basic – as reported	$0.11	$0.06
Net income per weighted average share, diluted – as reported	$0.11	$0.06
Adjusted net income per weighted average share, basic	$0.08	$0.02
Adjusted net income per weighted average share, diluted	$0.08	$0.02

The fair value of each option granted during the three months ended March 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Dividend yield	None	None
Expected volatility	45.0%	55.0%
Risk-free interest rate	3.79%	3.13%
Expected life (in years)	4.0	5.0

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123 and supersedes APB Opinion No. 25.

FAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. The statement is required to be adopted commencing with our first quarter of 2006.

FAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under FAS No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under FAS No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

FAS No. 123R also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which FAS No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which FAS No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by FAS No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under FAS No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

The adoption of FAS No. 123R will have a material impact on our results of operations. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.

2.	Business Acquisitions and Goodwill

Acquisition of Smarts, Inc.

In February 2005, we acquired all of the outstanding capital stock of System Management Arts Incorporated (“Smarts”). Smarts’ software products automatically locate root-cause problems, calculate their impacts across technology domains and present the logical action plan required to keep business services up and running. The acquisition will enable us to offer event automation and real-time network systems management software. Additionally, the acquisition will enable us to apply the modeling, correlation and root cause analysis technology to expand our information and storage management offerings.

The aggregate purchase price, net of cash received, was approximately $290.3 million, which consisted of $249.7 million of cash, $37.4 million in fair value of our stock options and $3.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The purchase price is subject to a post-closing adjustment based on the working capital balance as of the closing date. The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	45.0%
Risk free interest rate	2.7%

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $3.5 million and has been recorded as deferred compensation in the purchase price allocation.

The consolidated financial statements include the results of Smarts from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to us. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of an appraisal and finalization of our integration activities. The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$22,382
Property, plant and equipment	7,596
Other long-term assets	533
Goodwill	254,629

Intangible assets:
Developed technology (estimated useful lives 4-7 years)	24,870
Customer relationships (estimated useful lives of 4-8 years)	16,170
Tradenames and trademarks (estimated useful lives of 2-7 years)	1,660
Non-solicitation agreements (estimated useful life of 3 years)	1,570
Acquired IPR&D	3,100
Total intangible assets	47,370
Deferred compensation	3,536
Current liabilities	(24,747)
Deferred income taxes	(11,374)
Long-term liabilities	(9,662)
Total purchase price	$290,263

In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand of Smarts’ products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecast sales related to the technology and assets acquired from Smarts.

The total weighted-average amortization period for the intangible assets is 6.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The goodwill is classified within our EMC Software Group products and services segment.

Of the $47.4 million of acquired intangible assets, $3.1 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off is included in restructuring and other special charges in our income statement. Three IPR&D projects were identified relating to real-time management of networks and services. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in-process project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we deemed a discount rate of 40% as appropriate for valuing IPR&D.

In connection with the Smarts acquisition, we commenced integration activities which have resulted in recognizing $4.6 million in liabilities for lease obligations and employee termination benefits, of which

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$0.3 million was paid through March 31, 2005. The termination benefits will be paid through 2005 and the lease liabilities will be paid over the remaining lease periods through 2008.

Goodwill

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the three months ended March 31, 2005 consist of the following (table in thousands):

	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Total
Balance, January 1, 2005	$551,888	$1,615	$2,204,230	$526,681	$—	$3,284,414
Goodwill acquired	—	—	254,629	—	—	254,629
Tax deduction from exercise of stock options	—	—	(3,737)	—	—	(3,737)
Finalization of purchase price allocations	—	—	(742)	(8,481)	—	(9,223)
Balance, March 31, 2005	$551,888	$1,615	$2,454,380	$518,200	$—	$3,526,083

3.	Inventories

Inventories consist of (table in thousands):

	March 31, 2005	December 31, 2004
Purchased parts	$31,385	$46,823
Work-in-process	347,179	349,788
Finished goods	215,696	117,454
	$594,260	$514,065

4.	Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	March 31, 2005	December 31, 2004
Furniture and fixtures	$136,385	$136,441
Equipment	1,837,093	1,803,480
Buildings and improvements	873,617	865,184
Land	105,939	105,184
Construction in progress	163,184	155,904
	3,116,218	3,066,193
Accumulated depreciation	(1,532,242)	(1,494,383)
	$1,583,976	$1,571,810

Construction in progress and land owned at March 31, 2005 include $93.1 million and $6.0 million of facilities under construction that we are holding for future use.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2005	December 31, 2004
Salaries and benefits	$392,969	$426,408
Product warranties	209,595	180,758
Restructuring	102,489	115,262
Other	418,387	368,238
	$1,123,440	$1,090,666

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

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Balance, beginning of the period	$180,758	$118,816
Current year accrual	49,660	24,819
Amounts charged to the accrual	(20,823)	(19,809)
Balance, end of the period	$209,595	$123,826

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

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income, as reported – basic	$269,834	$139,805
Adjustment for interest expense on convertible debt, net of taxes	643	—
Net income-diluted	$270,477	$139,805
Denominator:
Basic weighted average common shares outstanding	2,395,509	2,415,550
Weighted average common stock equivalents	38,890	51,659
Assumed conversion of convertible debt	9,056	—
Diluted weighted average shares outstanding	2,443,455	2,467,209

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to acquire 99.5 million and 67.9 million shares of our common stock for the three months ended March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted weighted average shares because of their antidilutive effect. The effect of our senior convertible debt, assumed in connection with our acquisition of Documentum, Inc., on the calculation of diluted net income per weighted average share for the three months ended March 31, 2005 was calculated using the “if converted” method as required by FAS No. 128, “Earnings per Share.” The effect of our senior convertible debt for the three months ended March 31, 2004, was excluded from the calculation of diluted weighted average shares because of its anti-dilutive effect.

7.	Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2005, we were in compliance with the covenants.

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our information storage products segment includes systems revenues and platform-based storage software revenues. Our information storage and management services segment includes hardware and software maintenance revenues and professional services revenues. Our EMC Software Group products and services segment includes multi-platform-based storage and management software, software maintenance services and professional services. Our VMware products and services segment includes virtual infrastructure software, software maintenance services and professional services. Our other businesses segment includes hardware maintenance revenues associated with AViiON servers.

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

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

For the Three Months Ended	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Consolidated
March 31, 2005
Systems revenues	$1,025,971	$—	$—	$—	$—	$1,025,971
Software license revenues	284,485	—	247,752	62,295	—	594,532
Services revenues	—	441,135	153,573	17,795	10,125	622,628
Total revenues	$1,310,456	$441,135	$401,325	$80,090	$10,125	$2,243,131
Gross profit	$556,732	$230,067	$317,638	$65,275	$4,509	$1,174,221
Gross profit percentage	42.5%	52.2%	79.1%	81.5%	44.5%	52.3%

March 31, 2004
Systems revenues	$894,956	$—	$—	$—	$—	$894,956
Software license revenues	251,135	—	199,353	33,152	—	483,640
Services revenues	—	342,778	124,235	6,142	19,878	493,033
Total revenues	$1,146,091	$342,778	$323,588	$39,294	$19,878	$1,871,629
Gross profit	$475,850	$173,252	$247,570	$29,992	$11,005	$937,669
Gross profit percentage	41.5%	50.5%	76.5%	76.3%	55.4%	50.1%

Our revenue is attributed to geographic areas according to the location of customers. Revenues by geographic area are set forth in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
United States	$1,275,965	$1,030,071
Canada	32,234	29,541
Europe, Middle East, Africa	641,065	555,260
Asia Pacific	247,867	220,513
Latin America and Mexico	46,000	36,244
Total	$2,243,131	$1,871,629

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No single country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2005 or March 31, 2004.

At March 31, 2005, long-lived assets, excluding financial instruments, and deferred tax assets, were $5,882.5 million in the United States and $277.6 million internationally. At December 31, 2004, the long-lived assets, excluding financial instruments, and deferred tax assets, were $5,602.4 million in the United States and $262.3 million internationally. No single country other than the United States accounted for 10% or more of these assets at March 31, 2005 or December 31, 2004.

For the quarter ended March 31, 2005, Dell Inc. accounted for 10.7% of our total revenues.

9.	Restructuring and Other Special Charges

Charges for the Quarter Ended March 31, 2005

During the quarter ended March 31, 2005, we recorded restructuring and other special charges of $1.0 million. This amount includes an IPR&D charge of $3.1 million associated with the Smarts acquisition, partially offset by net restructuring reductions of $2.1 million. See Note 2. The net restructuring charge includes a $3.1 million provision for employee termination benefits for individuals in our EMC Software Group products and services segment. The charge is offset by net reductions aggregating $5.2 million associated with our prior restructuring programs. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities.

The workforce reduction referred to above impacted approximately 60 individuals across our major business functions. The expected cash impact of the 2005 restructuring charge is $3.1 million, of which $0.3 million was paid in the first three months of 2005. Approximately 84% of such employees are or were based in North America and 16% are or were based in Europe. As of March 31, 2005, approximately 30 employees have been terminated. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2006.

During 2004, we implemented two restructuring programs to reduce our cost structure and focus our resources on the highest potential growth of our business. The activity for the 2004 restructuring programs for the three months ended March 31, 2005 is presented below (table in thousands):

Category	Balance as of December 31, 2004	Additions to the Provision	Current Utilization	Balance as of March 31, 2005
Workforce reduction	$16,380	$583	$(2,838)	$14,125
Consolidation of excess facilities	1,662	—	(391)	1,271
Total	$18,042	$583	$(3,229)	$15,396

The 2004 restructuring programs included a reduction in force of approximately 400 employees across our major business functions and all major geographic regions. Approximately 72% of such employees are or were based in North America and the remainder are or were based in Europe and the Asia Pacific region. As of March 31, 2005, approximately 200 employees remain to be terminated.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From 1998 through 2003, we implemented several restructuring programs. The activity for these restructuring programs for the three months ended March 31, 2005 is presented below (table in thousands):

Category	Balance as of December 31, 2004	Reductions to the Provision	Current Utilization	Balance as of March 31, 2005
Workforce reduction	$3,300	$(369)	$(681)	$2,250
Consolidation of excess facilities	91,281	(5,225)	(6,378)	79,678
Other contractual obligations	2,639	(244)	(4)	2,391
Total	$97,220	$(5,838)	$(7,063)	$84,319

The reduction in the provision for the consolidation of excess facilities was attributable to lower than expected lease payout obligations associated with vacated facilities.

Charges for the Quarter Ended March 31, 2004

During the quarter ended March 31, 2004, we recorded restructuring and other special charges of $28.2 million. Charges of $26.9 million were primarily associated with our VMware acquisition and other integration related activities, including IPR&D charges of $15.2 million associated with VMware. The 2004 charges consisted of $11.7 million of employee termination benefits and $1.3 million of charges associated with prior restructuring programs. The 2004 restructuring program impacted our information storage products, information and management services and EMC Software Group products and services segments.

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

The components of net periodic benefit credit of the Data General U.S. pension plan are as follows (table in thousands):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Interest cost	$4,708	$4,595
Expected return on plan assets	(7,038)	(6,625)
Amortization of transition asset	(153)	(214)
Recognized actuarial loss	1,520	1,302
Net periodic benefit credit	$(963)	$(942)

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

The components of net periodic benefit cost of the plan are as follows (table in thousands):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Interest cost	$60	$69
Expected return on plan assets	(8)	(8)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	(10)	(11)
Net periodic benefit cost	$17	$25

11.	Stockholders’ Equity

Common Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to 300.0 million shares of our common stock. The purchased shares will be available for various corporate purposes, including our stock option and employee stock purchase plans. We repurchased 9.8 million shares at a cost of $127.1 million during the three months ended March 31, 2005. As of March 31, 2005, we had reacquired a total of 118.5 million shares at a cost of $1,182.0 million.

12.	Income Taxes

Our effective income tax rate was 25.4% for the quarter ended March 31, 2005. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three months ended March 31, 2005, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, we recognized a net tax benefit of $8.4 million, primarily due to the reversal of certain tax contingency accruals upon the expiration of certain statutes of limitation. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 million incurred in connection with the Smarts acquisition.

For the three months ended March 31, 2004, our effective income tax rate was 31.3%. The effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 million incurred in connection with the VMware acquisition.

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We are currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.; however, upon finalization of our assessment, it is reasonably possible that we will repatriate some amount, up to $2.7 billion. We will make a final determination by the end of 2005. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2005. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 26. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof.

All dollar amounts in this MD&A are in millions.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our operating income as a percentage of revenues increased from 9.1% for the first three months of 2004 to 14.4% for the first three months of 2005. Our efforts in 2004 and 2005 have been primarily focused on improving operating margins by increasing gross margins and reducing operating expenses. Additionally, we have been expanding our portfolio of offerings to satisfy our customers’ requirements. We plan to continue to focus our efforts in 2005 on improving our operating and gross margins and expanding our product offerings. One of our objectives is to increase operating income as a percentage of revenues to the high teens in the fourth quarter of 2005.

Results of Operations — First Quarter of 2005 Compared to First Quarter of 2004

Revenues

The following table presents revenues by our segments. Certain columns may not add due to rounding:

	For the Three Months Ended
	March 31, 2005	March 31, 2004	$ Change	% Change
Information storage products	$1,310.5	$1,146.1	$164.4	14%
Information storage and management services	441.1	342.8	98.3	29
EMC Software Group products and services	401.3	323.6	77.7	24
VMware products and services	80.1	39.3	40.8	104
Other businesses	10.1	19.9	(9.8)	(49)
Total revenues	$2,243.1	$1,871.6	$371.5	20%

Information storage products revenues include information storage systems and information storage software revenues. Information storage systems revenues were $1,026.0 and $895.0 for the first three months of 2005 and 2004, respectively, representing an increase of 15%. The increase was due to greater demand for these products attributable to wider customer acceptance of information lifecycle management-based solutions, increased demand for IT infrastructure products and enhanced distribution channels. Information storage software revenues were $284.5 and $251.1 for the first quarter of 2005 and 2004, respectively, representing an increase of 13%. Information storage software revenues consist of revenues from platform-based software whose operation generally controls and enables functions that take place within an EMC storage system. The increase in information storage software revenues was attributable to expanded product offerings, a greater demand for software to manage increasingly complex high-end and midrange networked storage environments and enhanced distribution channels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Information storage and management services revenues include platform-based software maintenance revenues, systems maintenance revenues and professional services revenues. Information storage and management services revenues increased due to greater demand for both software and system maintenance contracts associated with increased sales of information storage products. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the revenue increase.

The increase in the EMC Software Group products and services revenues was attributable to greater demand for backup and archive software, content management software and storage and management software, and related maintenance revenues. License revenue increased 24% from $199.4 for the quarter ended March 31, 2004 to $247.8 for the quarter ended March 31, 2005. Related services revenue increased 24% from $124.2 for the quarter ended March 31, 2004 to $153.6 for the quarter ended March 31, 2005.

The VMware products and services segment was established as a result of our acquisition of VMware in January 2004. The segment’s revenues were $80.1 for the first three months of 2005 compared to $39.3 from the date of acquisition (January 9, 2004) through March 31, 2004, representing an increase of 104%. The increase in revenues was attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. License revenue increased 88% from $33.2 for the period from the date of acquisition through March 31, 2004 to $62.3 for the quarter ended March 31, 2005. Maintenance and other services revenue increased 190% from $6.1 for the period from the date of acquisition through March 31, 2004 to $17.8 for the quarter ended March 31, 2005.

Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future quarters as we have discontinued selling AViiON servers.

Revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2005	March 31, 2004	Percentage Change
North America, excluding Mexico	$1,308.2	$1,059.6	23%
Europe, Middle East and Africa	641.1	555.3	15
Asia Pacific	247.9	220.5	12
Latin America and Mexico	46.0	36.2	27

Revenue increased in the first three months of 2005 compared to the first three months of 2004 in these markets due to greater demand for our products and services and enhanced distribution channels. Changes in exchange rates favorably impacted consolidated revenue growth by 1.7% for the first three months of 2005. The impact of the change in rates was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

For 2005, our addressable market is expected to grow at around 7% to 8%, and we expect our revenues to grow at approximately twice the upper-end of that market range. Additionally, we expect revenue from Systems Management Arts Incorporated (“Smarts”), which we acquired in February 2005, will add almost another 1% to our revenue growth rate. However, our revenues could be negatively impacted by a variety of factors, including the economy, demand for IT infrastructure, product availability, competitive factors and changes in exchange rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Costs and expenses

The following table presents our costs, gross margins, expenses and net income. Certain columns may not add due to rounding.

	For the Three Months Ended
	March 31, 2005	March 31, 2004	$ Change	% Change
Cost of revenue:
Information storage products	$753.8	$670.2	$83.6	12%
Information storage and management services	211.0	169.5	41.5	24
EMC Software Group products and services	83.7	76.0	7.7	10
VMware products and services	14.8	9.3	5.5	59
Other businesses	5.6	8.9	(3.3)	(37)
Total cost of revenue	1,068.9	933.9	135.0	14
Gross margins:
Information storage products	556.7	475.9	80.8	17
Information storage and management services	230.1	173.3	56.8	33
EMC Software Group products and services	317.6	247.6	70.0	28
VMware products and services	65.3	30.0	35.3	118
Other businesses	4.5	11.0	(6.5)	(59)
Total gross margins	1,174.2	937.7	236.5	25
Operating expenses:
Research and development	234.3	204.6	29.7	15
Selling, general and administrative	615.7	534.6	81.1	15
Restructuring and other special charges	1.0	28.2	(27.2)	(96)
Total operating expenses	851.0	767.4	83.6	11
Operating income	323.2	170.2	153.0	90
Investment income, interest expense, and other expense, net	38.7	33.3	5.4	16
Income before income taxes	361.9	203.5	158.4	78
Income tax provision	92.0	63.7	28.3	44
Net income	$269.8	$139.8	$130.0	93%

Gross Margins

Information storage products gross margin percentages were 42.5% and 41.5% for the first three months of 2005 and 2004, respectively. The increase in the gross margin percentage was attributable to achieving higher sales volumes while controlling our operating cost structure.

The gross margin percentages for information storage and management services were 52.2% and 50.5% for the first three months of 2005 and 2004, respectively. The improvement was driven by a shift in the mix of our maintenance services offerings with a greater proportion of revenues being derived from software maintenance contracts compared to systems maintenance contracts. Software maintenance contracts provide a higher gross margin than systems maintenance contracts. Improvements in the gross margins earned from professional services also contributed to the increase in gross margin percentage.

The gross margin percentages for the EMC Software Group products and services segment were 79.1% and 76.5% for the first three months of 2005, and 2004, respectively. The increase in the gross margin percentage was primarily attributable to a more efficient cost structure for software maintenance and professional services offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

The gross margin percentage for the VMware products and services segment was 81.5% for the first three months of 2005, compared to 76.3% from the date of acquisition through March 31, 2004. The gross margin improvement was attributable to a more efficient cost structure for software maintenance and professional services offerings. Additionally, amortization expense associated with acquired intangible assets was spread over a larger revenue base resulting in margin improvement.

The gross margin percentage for other businesses decreased to 44.5% for the first three months of 2005 compared to 55.4% for the first three months of 2004. The decrease in the gross margin percentage resulted from declining revenues in this segment as the volume of AViiON maintenance contracts decreased.

We expect our overall gross margin to be just under 53% for the full-year of 2005. However, if sales volumes decline or competitive pricing pressures or component costs increase, gross margins may be negatively impacted.

Research and Development

As a percentage of revenues, research and development (“R&D”) expenses were 10.4% and 10.9% for the first three months of 2005 and 2004, respectively. In addition, we spent $42.1 and $41.9 in the first three months of 2005 and 2004, respectively, on software development, which costs were capitalized. R&D spending includes enhancements to our software and information storage systems. While R&D expenses as a percentage of revenues were lower in the first quarter of 2005 than the first quarter of 2004, R&D expenses increased from $204.6 in the first quarter of 2004 to $234.3 in the first quarter of 2005. The increase in R&D expenses was primarily attributable to increased headcount to further enhance our development efforts on both software and systems.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 27.5% and 28.6% for the first three months of 2005 and 2004, respectively. While SG&A expenses as a percentage of revenues were lower in the first quarter of 2005 than the first quarter of 2004, SG&A expenses increased from $534.6 in the first quarter of 2004 to $615.7 in the first quarter of 2005. The increase in SG&A expenses was primarily attributed to higher selling costs associated with the growth in revenues. The acquisition of Smarts in February 2005, ownership of VMware for the entire first quarter of 2005 as compared to only a portion of the first quarter of 2004, as well as higher levels of general and administrative expenses to support the overall growth in the business also contributed to the increase.

Restructuring and Other Special Charges

Charges for the Quarter Ended March 31, 2005

During the quarter ended March 31, 2005, we recorded restructuring and other special charges of $1.0. This amount includes an IPR&D charge of $3.1 associated with the Smarts acquisition, partially offset by net restructuring reductions of $2.1. The net restructuring charge includes a $3.1 provision for employee termination benefits for individuals in our EMC Software Group products and services segment. The charge is offset by net reductions aggregating $5.2 associated with our prior restructuring programs. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities.

The workforce reduction referred to above impacted approximately 60 individuals across our major business functions. The expected cash impact of the 2005 restructuring charge is $3.1 of which $0.3 was paid in the first three months of 2005. Approximately 84% of such employees are or were based in North America and 16% are or were based in Europe. As of March 31, 2005, approximately 30 employees have been terminated. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

During 2004, we implemented two restructuring programs to reduce our cost structure and focus our resources on the highest potential growth of our business. The activity for the 2004 restructuring programs for the three months ended March 31, 2005 is presented below:

Category	Balance as of December 31, 2004	Additions to the Provision	Current Utilization	Balance as of March 31, 2005
Workforce reduction	$16.3	$0.6	$(2.8)	$14.1
Consolidation of excess facilities	1.7	—	(0.4)	1.3
Total	$18.0	$0.6	$(3.2)	$15.4

The 2004 restructuring programs included a reduction in force of approximately 400 employees across our major business functions and all major geographic regions. Approximately 72% of such employees are or were based in North America and the remainder are or were based in Europe and the Asia Pacific region. As of March 31, 2005, approximately 200 employees remain to be terminated.

From 1998 through 2003, we implemented several restructuring programs. The activity for these restructuring programs for the three months ended March 31, 2005 is presented below:

Category	Balance as of December 31, 2004	Reductions to the Provision	Current Utilization	Balance as of March 31, 2005
Workforce reduction	$3.3	$(0.3)	$(0.7)	$2.3
Consolidation of excess facilities	91.3	(5.2)	(6.4)	79.7
Other contractual obligations	2.6	(0.3)	—	2.3
Total	$97.2	$(5.8)	$(7.1)	$84.3

The reduction in the provision for the consolidation of excess facilities was attributable to lower than expected lease payout obligations associated with vacated facilities.

Charges for the Quarter Ended March 31, 2004

During the quarter ended March 31, 2004, we recorded restructuring and other special charges of $28.2. Charges of $26.9 were primarily associated with our VMware acquisition and other integration related activities, including IPR&D charges of $15.2 associated with VMware. The 2004 charges consisted of $11.7 of employee termination benefits and $1.3 of charges associated with prior restructuring programs. The 2004 restructuring program impacted our information storage products, information and management services and EMC Software Group products and services segments.

Investment Income

Investment income increased to $43.0 for the first three months of 2005 from $41.0 for the first three months of 2004. The increase was due to higher yields and a larger outstanding investment balance, partially offset by realized losses from the sale of investments. The weighted average return on investments, excluding realized gains and losses, was 3.1% and 2.3% for the first three months of 2005 and 2004, respectively. Realized gains (losses) were $(10.4) and $2.9 for the first three months of 2005 and 2004, respectively.

Other Expense, net

Other expense, net was $2.3 for the first three months of 2005 compared to other expense, net of $5.8 for the first three months of 2004. The change was primarily due to lower foreign currency losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Provision for Income Taxes

The effective income tax rate was 25.4% for the first three months of 2005 compared to 31.3% for the first three months of 2004. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three months ended March 31, 2005 and 2004, the effective tax rate varied from the statutory rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, in 2005, we recognized a net tax benefit of $8.4, primarily due to the reversal of certain tax contingency accruals upon the expiration of certain statutes of limitation. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 incurred in connection with the Smarts acquisition. In the quarter ended March 31, 2004, we incurred non-deductible IPR&D charges of $15.2 related to the VMware acquisition.

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

The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We are currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.; however, upon finalization of our assessment, it is reasonably possible that we will repatriate some amount, up to $2,700. We will make a final determination by the end of 2005. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.

Financial Condition

Cash and cash equivalents and short and long-term investments were $7,496.7 and $7,440.8 at March 31, 2005 and December 31, 2004, respectively, an increase of $55.9.

Cash provided by operating activities for the first three months of 2005 was $600.4 compared to $422.6 for the first three months of 2004. Cash received from customers was $2,411.6 and $2,005.2 for the quarters ended March 31, 2005 and 2004, respectively. The increase was attributable to higher sales volume, improved accounts receivable turnover and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $1,839.6 and $1,580.6 for the quarters ended March 31, 2005 and 2004, respectively. The increase was partially attributable to higher headcount associated with the acquisitions of Dantz in 2004, Smarts in 2005 and the general growth of the business. Additionally, greater levels of component purchases to meet customer demand for information storage systems contributed to the increased amount of payments to suppliers. Cash received from dividends and interest was $53.3 and $38.8 for the quarters ended March 31, 2005 and 2004, respectively. The increase was due to higher rates of return earned on our investments. In the quarters ended March 31, 2005 and 2004, we paid $21.7 and $39.7, respectively, in income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Cash used for investing activities was $289.7 for the first three months of 2005, compared to $1,032.4 for the first three months of 2004. In the first three months of 2005, we acquired all the outstanding shares of Smarts for $252.9, net of cash received. In the first three months of 2004, we acquired all the outstanding shares of VMware for $529.7, net of cash received. Capital additions were $98.3 and $86.2 for the first three months of 2005 and 2004, respectively. Depreciation and amortization expense on property, plant and equipment and intangible assets increased from $144.0 for the quarter ended March 31, 2004 to $152.6 for the quarter ended March 31, 2005. The increase was primarily due to incremental intangible amortization expense associated with acquisitions. Net purchases and (maturities) of investments, consisting primarily of debt securities, were $(104.7) and $370.3 for the first three months of 2005 and 2004, respectively.

Cash used for financing activities was $92.5 for the first three months of 2005, compared to $2.6 for the first three months of 2004. During the first three months of 2005, we repurchased 9.8 million shares of our common stock at a cost of $127.1. During the first three months of 2004, we repurchased 3.1 million shares of our common stock at a cost of $44.6. We generated $34.5 and $44.9 in the first three months of 2005 and 2004, respectively, from the exercise of stock options.

We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. We also lend certain fixed income securities to generate investment income.

We have available for use a credit line of $50.0 in the United States. As of March 31, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2005, we were in compliance with the covenants.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

We may have difficulty managing operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	retaining and hiring, as required, the appropriate number of qualified employees

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls

•	accurately forecasting revenues

•	training our sales force to sell more software and services

•	successfully integrating new acquisitions

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands

•	controlling expenses

•	managing our manufacturing capacity, real estate facilities and other assets

•	executing on our plans

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

In addition, we have historically used stock options and other equity awards as key elements of our compensation packages for many of our employees. Under recent accounting rules, we will be required to treat stock-based compensation as an expense commencing in our first quarter of 2006. In addition, changes to regulatory or stock exchange rules and regulations and in institutional shareholder voting guidelines on equity plans may result in additional requirements or limitations on our equity plans. As a result, we may change our compensation practices with respect to the number of shares and type of equity awards used. The value of our equity awards may also be adversely affected by the volatility of our stock price. These factors may impair our ability to attract, retain and motivate employees.

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

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

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

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 4, 2005. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

On October 27, 2004, a second lawsuit was filed by HP against us in the same court based on six of the seven patents asserted in the First HP Lawsuit (the “Second HP Lawsuit”). The Second HP Lawsuit was filed shortly after the court had denied HP’s motion for leave to amend its infringement contentions in the First HP Lawsuit to add certain EMC products. In the Second HP Lawsuit, HP alleges patent infringement by the same EMC products they attempted to add to the First HP Lawsuit. On February 3, 2005, the court stayed the Second HP Lawsuit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2005

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	3,953,510	[1]	$12.93	3,700,000	187,661,100
February 1, 2005 – February 28, 2005	6,122,000		$12.92	6,122,000	181,539,100
Total	10,075,510		$12.93	9,822,000	181,539,100

1   Includes an aggregate of 253,510 shares acquired from employees for tax withholding purposes.

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

See index to Exhibits on page 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: April 27, 2005	By: /s/ William J. Teuber, Jr. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated By-laws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

10.1	EMC Corporation 2003 Stock Plan, as amended. (4)

10.2	EMC Corporation 1992 Stock Option Plan for Directors, as amended (filed herewith).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(4)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 11, 2005 (No. 033-03656).