Form 10-Q
period 2005-06-30
EMC CORP
filed 2005-08-02
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2005	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2005 was 2,410,634,778.

EMC CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,852,443	$1,476,803
Short-term investments	1,720,592	1,236,726
Accounts and notes receivable, less allowance for doubtful accounts of $37,935 and $39,901	1,163,935	1,162,387
Inventories	696,738	514,065
Deferred income taxes	302,153	289,810
Other current assets	172,883	151,135
Total current assets	5,908,744	4,830,926

Long-term investments	4,101,231	4,727,237
Property, plant and equipment, net	1,619,452	1,571,810
Intangible assets, net	491,196	499,478
Other assets, net	520,416	509,041
Goodwill, net	3,532,663	3,284,414
Total assets	$16,173,702	$15,422,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$249	$183
Accounts payable	479,751	522,587
Accrued expenses	1,139,825	1,090,666
Income taxes payable	494,990	404,772
Deferred revenue	1,021,235	930,492
Total current liabilities	3,136,050	2,948,700
Deferred revenue	604,614	570,995
Long-term convertible debt	127,707	128,456
Deferred income taxes	172,873	141,600
Other liabilities	104,454	109,868
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued and outstanding 2,410,635 and 2,404,969 shares	24,106	24,050
Additional paid-in capital	6,260,420	6,221,099
Deferred compensation	(205,876)	(124,286)
Retained earnings	6,000,544	5,437,346
Accumulated other comprehensive loss, net	(51,190)	(34,922)
Total stockholders’ equity	12,028,004	11,523,287
Total liabilities and stockholders’ equity	$16,173,702	$15,422,906

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Product sales	$1,688,330	$1,455,779	$3,308,833	$2,834,375
Services	656,485	515,405	1,279,113	1,008,438
	2,344,815	1,971,184	4,587,946	3,842,813
Costs and expenses:
Cost of product sales	813,080	738,899	1,611,619	1,444,845
Cost of services	275,093	234,360	545,464	462,374
Research and development	253,342	205,107	487,639	409,703
Selling, general and administrative	642,654	548,859	1,258,400	1,083,484
Restructuring and other special charges	—	4,460	968	32,688
Operating income	360,646	239,499	683,856	409,719
Investment income	43,494	36,007	86,489	77,037
Interest expense	(1,983)	(1,722)	(4,016)	(3,695)
Other expense, net	(1,069)	(2,195)	(3,373)	(7,972)
Income before taxes	401,088	271,589	762,956	475,089
Income tax provision	107,724	78,785	199,758	142,480
Net income	$293,364	$192,804	$563,198	$332,609

Net income per weighted average share, basic	$0.12	$0.08	$0.24	$0.14
Net income per weighted average share, diluted	$0.12	$0.08	$0.23	$0.14
Weighted average shares, basic	2,391,826	2,403,786	2,393,658	2,409,690
Weighted average shares, diluted	2,442,359	2,445,902	2,442,897	2,452,049

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Cash received from customers	$4,722,463	$4,030,155
Cash paid to suppliers and employees	(3,761,901)	(3,147,095)
Dividends and interest received	111,090	78,325
Interest paid	(5,107)	(2,857)
Income taxes paid	(37,721)	(73,866)
Net cash provided by operating activities	1,028,824	884,662
Cash flows from investing activities:
Additions to property, plant and equipment	(253,652)	(174,465)
Capitalized software development costs	(82,536)	(86,374)
Purchases of short and long-term available for sale securities	(4,822,195)	(4,112,923)
Sales and maturities of short and long-term available for sale securities	4,937,156	3,849,958
Business acquisitions, net of cash acquired	(262,125)	(537,701)
Other	(2,100)	(22,506)
Net cash used in investing activities	(485,452)	(1,084,011)
Cash flows from financing activities:
Issuance of common stock	136,845	106,188
Purchase of treasury stock	(270,906)	(309,643)
Payment of long-term and short-term obligations	(88)	(3,088)
Proceeds from long-term and short-term obligations	192	—
Net cash used in financing activities	(133,957)	(206,543)
Effect of exchange rate changes on cash	(33,775)	443
Net increase (decrease) in cash and cash equivalents	375,640	(405,449)
Cash and cash equivalents at beginning of period	1,476,803	1,752,976
Cash and cash equivalents at end of period	$1,852,443	$1,347,527

Reconciliation of net income to net cash provided by operating activities:
Net income	$563,198	$332,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,516	297,111
Non-cash restructuring and other special charges	3,100	17,051
Amortization of deferred compensation	34,393	26,465
Provision for doubtful accounts	3,748	3,106
Deferred income taxes, net	24,312	40,129
Tax benefit from stock options exercised	30,659	24,122
Other	24,618	(987)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	22,750	1,153
Inventories	(167,209)	(21,371)
Other assets	(10,630)	3,655
Accounts payable	(62,700)	15,570
Accrued expenses	37,416	(64,858)
Income taxes payable	107,756	24,097
Deferred revenue	108,019	183,083
Other liabilities	(7,122)	3,727
Net cash provided by operating activities	$1,028,824	$884,662
Non-cash activity:
Issuance of stock options exchanged in business combinations	$37,360	$72,026

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$293,364	$192,804	$563,198	$332,609
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes (benefit) of $(8,797), $463, $(10,716), and $(73)	(9,857)	5,087	(14,114)	(5,347)
Changes in market value of derivatives, net of taxes of $259, $0, $278 and $0	2,335	396	2,535	(1)
Changes in market value of investments, net of taxes (benefit) of $8,844, $(20,231), $395 and $(13,002)	26,178	(55,886)	(4,689)	(43,005)
Other comprehensive income (loss)	18,656	(50,403)	(16,268)	(48,353)
Comprehensive income	$312,020	$142,401	$546,930	$284,256

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the periods ended June 30, 2005 and 2004.

Presentation

We have changed the method of presenting the statement of cash flows from the indirect method to the direct method, which is the preferred method of presentation. The consolidated statement of cash flows for the six months ended June 30, 2004 has been conformed to this method of presentation.

In 2004, we concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. We have made adjustments to our consolidated statement of cash flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation to be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005, and is not expected to have a material impact on our financial position or results of operations.

In June 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 is not expected to have a material impact on our financial position or results of operations.

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective for reporting periods ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. 143-1 is not expected to have a material impact on our financial position or results of operations.

Accounting for Stock-Based Compensation

FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants and stock options granted where the exercise price is below the market price on the date of the grant.

The following is a reconciliation of net income per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$293,364	$192,804	$563,198	$332,609
Add back: Stock compensation costs, net of taxes, on stock-based awards	13,111	8,465	22,130	18,408
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(97,898)	(104,731)	(191,744)	(202,464)
Incremental stock compensation expense per FAS No. 123, net of taxes	(84,787)	(96,266)	(169,614)	(184,056)
Adjusted net income	$208,577	$96,538	$393,584	$148,553
Net income per weighted average share, basic – as reported	$0.12	$0.08	$0.24	$0.14
Net income per weighted average share, diluted – as reported	$0.12	$0.08	$0.23	$0.14
Adjusted net income per weighted average share, basic	$0.09	$0.04	$0.16	$0.06
Adjusted net income per weighted average share, diluted	$0.09	$0.04	$0.16	$0.06

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option granted during the three and six months ended June 30, 2005 and June 30, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Dividend	None	None	None	None
Expected volatility	45.0%	55.0%	45.0%	55.0%
Risk-free interest rate	3.72%	3.76%	3.77%	3.60%
Expected life (in years)	4.0	5.0	4.0	5.0

Under the EMC Corporation 2003 Stock Plan (the “2003 Plan”), awards granted to an employee who meets the age and/or length of service requirements for “retirement” set forth in the plan generally will continue to vest after such employee’s retirement without additional service. In connection with the above reconciliation of net income assuming adoption of FAS No. 123, our policy with respect to these awards has been to recognize compensation cost over the stipulated vesting period, which is typically five years. If the employee retires before the end of the vesting period, any remaining unrecognized compensation cost would be recognized at the date of retirement. The Securities and Exchange Commission has determined that companies that follow this approach should continue to do so for all applicable equity-based awards issued prior to the effective date of FAS No. 123R. These awards should also continue to be accounted for in this manner subsequent to the effective date of FAS No. 123R. The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R should be recognized over the period during which the retention of the award is no longer contingent on providing subsequent service. The effect of this change would not be material to the pro forma results of operations for the periods reported in the table above.

2.	Business Acquisitions and Goodwill

Acquisition of Smarts, Inc.

In February 2005, we acquired all of the outstanding capital stock of System Management Arts Incorporated (“Smarts”). Smarts’ software products automatically locate root-cause problems, calculate their impacts across technology domains and present the logical action plan required to keep business services up and running. The acquisition enables us to offer event automation and real-time network systems management software. Additionally, the acquisition will enable us to apply the modeling, correlation and root cause analysis technology to expand our information and storage management offerings.

The aggregate purchase price, net of cash received, was approximately $293.5 million, which consisted of $252.6 million of cash, $37.4 million in fair value of our stock options and $3.5 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	45.0%
Risk-free interest rate	2.7%

The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $3.5 million and has been recorded as deferred compensation in the purchase price allocation. The consolidated financial statements include the results of Smarts from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to us. The purchase price has been allocated based on estimated fair values as of the acquisition date. The

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities.

The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$21,181
Property, plant and equipment	7,596
Other long-term assets	533
Goodwill	260,129

Intangible assets:
Developed technology (estimated useful lives 4–7 years)	24,870
Customer relationships (estimated useful lives of 4–8 years)	16,170
Tradenames and trademarks (estimated useful lives of 2–7 years)	1,660
Non-solicitation agreements (estimated useful life of 3 years)	1,570
Acquired IPR&D	3,100
Total intangible assets	47,370
Deferred compensation	3,536
Current liabilities	(28,133)
Deferred income taxes	(11,374)
Long-term liabilities	(7,354)
Total purchase price	$293,484

In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets and historical demand and estimates of future demand of Smarts’ products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Smarts.

The total weighted average amortization period for the intangible assets is 6.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The goodwill is classified within our EMC Software Group products and services segment.

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

In connection with the Smarts acquisition, we commenced integration activities which have resulted in recognizing $6.4 million in liabilities for lease obligations, employee termination benefits and other contractual obligations, of which $1.1 million was paid through June 30, 2005. The termination benefits will be paid through 2005 and the lease and contractual liabilities will be paid over the remaining periods through 2008.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the six months ended June 30, 2005 consist of the following (table in thousands):

	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Total
Balance, January 1, 2005	$551,888	$1,615	$2,204,230	$526,681	$—	$3,284,414
Goodwill acquired	—	—	260,129	4,427	—	264,556
Tax deduction from exercise of stock options	—	—	(7,134)	—	—	(7,134)
Finalization of purchase price allocations	—	—	(692)	(8,481)	—	(9,173)
Balance, June 30, 2005	$551,888	$1,615	$2,456,533	$522,627	$—	$3,532,663

3.	Inventories

Inventories consist of (table in thousands):

	June 30, 2005	December 31, 2004
Purchased parts	$34,208	$46,823
Work-in-process	414,545	349,788
Finished goods	247,985	117,454
	$696,738	$514,065

4.	Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	June 30, 2005	December 31, 2004
Furniture and fixtures	$130,359	$136,441
Equipment	1,922,444	1,803,480
Buildings and improvements	875,503	865,184
Land	105,940	105,184
Construction in progress	199,651	155,904
	3,233,897	3,066,193
Accumulated depreciation	(1,614,445)	(1,494,383)
	$1,619,452	$1,571,810

Construction in progress and land owned at June 30, 2005 include $93.1 million and $6.0 million, respectively, of facilities under construction that we are holding for future use.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2005	December 31, 2004
Salaries and benefits	$415,711	$426,408
Product warranties	217,792	180,758
Restructuring	87,778	115,262
Other	418,544	368,238
	$1,139,825	$1,090,666

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Balance, beginning of the period	$209,595	$123,826	$180,758	$118,816
Current year accrual	35,382	29,499	85,042	54,318
Amounts charged to the accrual	(27,185)	(20,524)	(48,008)	(40,333)
Balance, end of the period	$217,792	$132,801	$217,792	$132,801

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

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income, as reported, basic	$293,364	$192,804	$563,198	$332,609
Adjustment for interest expense on convertible debt, net of taxes	643	643	1,286	—
Net income-diluted	$294,007	$193,447	$564,484	$332,609
Denominator:
Basic weighted average common shares outstanding	2,391,826	2,403,786	2,393,658	2,409,690
Weighted common stock equivalents	41,477	33,060	40,183	42,359
Assumed conversion of convertible debt	9,056	9,056	9,056	—
Diluted weighted average shares outstanding	2,442,359	2,445,902	2,442,897	2,452,049

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to acquire 64.1 million and 81.8 million shares of our common stock for the three and six months ended June 30, 2005, respectively, and options to acquire 113.1 and 90.5 million shares of our common stock for the three and six months ended June 30, 2004, respectively, were excluded from the calculation of diluted weighted average shares because of their antidilutive effect. The effect of our senior convertible debt, assumed in connection with our acquisition of Documentum, Inc., on the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2005 and for the three months ended June 30, 2004 was calculated using the “if converted” method as required by FAS No. 128, “Earnings per Share.” The effect of our senior convertible debt for the six months ended June 30, 2004, was excluded from the calculation of diluted weighted average shares because of its anti-dilutive effect.

7.	Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2005, we were in compliance with the covenants.

Litigation

On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents (the “First HP Lawsuit”). HP sought a permanent injunction as well as unspecified monetary damages for patent infringement. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. We sought a permanent injunction as well as unspecified monetary damages for patent infringement.

On October 27, 2004, a second complaint was filed by HP against us in the same court based on six of the seven patents asserted in the First HP Lawsuit (the “Second HP Lawsuit”). The Second HP Lawsuit was filed shortly after the court had denied HP’s motion for leave to amend its infringement contentions in the First HP Lawsuit to add certain EMC products. In the Second HP Lawsuit, HP alleged patent infringement by the same EMC products that they attempted to add to the First HP Lawsuit. On February 3, 2005, the court stayed the Second HP Lawsuit.

In May 2005, EMC and HP jointly announced that the parties had agreed to amicably dismiss all claims and counterclaims with no findings or admissions of liability in a settlement of all pending patent infringement litigation between EMC and HP, including the above lawsuits. As part of the settlement between the two companies, HP will pay a net $325 million balancing payment to EMC which can be satisfied through the purchase of complementary EMC products and services, such as the VMware product line, over the next five years as follows: HP will pre-pay $65 million to EMC prior to the beginning of each of five consecutive periods (“Purchase Periods”). The Purchase Periods begin on September 1, 2005, December 1, 2006, December 1, 2007, December 1, 2008 and December 1, 2009. The pre-payments will be made on August 29, 2005, November 29, 2006, November 29, 2007, November 29, 2008 and November 30, 2009. During each Purchase Period, HP may use its pre-payment as credit for product and services purchases from EMC for HP’s resale or internal use. Unused credits will expire at the end of each Purchase Period. For purposes of computing the amount of credit applied per dollar of EMC products that HP purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

If EMC purchases HP products or services during the Purchase Periods, HP will be required to make an equivalent amount of additional product or services purchases from EMC of up to an aggregate amount of $108 million over five years, with caps for each Purchase Period as follows: $10,830,000 for the first

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Period, $21,660,000 for each of the second, third and fourth Purchase Periods and $32,490,000 for the final Purchase Period. If HP does not make the required amount of additional purchases of EMC products and services attributable to such Purchase Period, HP will be required to pay the difference to EMC in cash. For purposes of computing the amount of credit applied per dollar of HP products that EMC purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

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

Our information storage products segment includes systems revenues and platform-based storage software revenues. Our information storage and management services segment includes hardware and platform-based software maintenance revenues and professional services revenues. Our EMC Software Group products and services segment includes multi-platform-based storage and management software, software maintenance services and professional services. Our VMware products and services segment includes virtual infrastructure software, software maintenance services and professional services. Our other businesses segment includes hardware maintenance revenues associated with AViiON servers.

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

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

For the Three Months Ended	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Consolidated
June 30, 2005
Systems revenues	$1,068,725	$—	$—	$—	$—	$1,068,725
Software license revenues	312,827	—	240,870	65,908	—	619,605
Services revenues	—	455,566	167,396	25,019	8,504	656,485
Total revenues	$1,381,552	$455,566	$408,266	$90,927	$8,504	$2,344,815
Gross profit	$619,196	$242,481	$317,216	$73,489	$4,260	$1,256,642
Gross profit percentage	44.8%	53.2%	77.7%	80.8%	50.1%	53.6%

June 30, 2004
Systems revenues	$930,230	$—	$—	$—	$—	$930,230
Software license revenues	263,168	—	223,550	38,831	—	525,549
Services revenues	—	360,898	129,184	8,367	16,956	515,405
Total revenues	$1,193,398	$360,898	$352,734	$47,198	$16,956	$1,971,184
Gross profit	$492,423	$183,659	$275,989	$36,944	$8,910	$997,925
Gross profit percentage	41.3%	50.9%	78.2%	78.3%	52.5%	50.6%

For the Six Months Ended	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Consolidated
June 30, 2005
Systems revenues	$2,094,696	$—	$—	$—	$—	$2,094,696
Software license revenues	597,312	—	488,622	128,203	—	1,214,137
Services revenues	—	896,701	320,969	42,814	18,629	1,279,113
Total revenues	$2,692,008	$896,701	$809,591	$171,017	$18,629	$4,587,946
Gross profit	$1,175,928	$472,548	$634,854	$138,764	$8,769	$2,430,863
Gross profit percentage	43.7%	52.7%	78.4%	81.1%	47.1%	53.0%

June 30, 2004
Systems revenues	$1,825,186	$—	$—	$—	$—	$1,825,186
Software license revenues	514,303	—	422,903	71,983	—	1,009,189
Services revenues	—	703,676	253,419	14,509	36,834	1,008,438
Total revenues	$2,339,489	$703,676	$676,322	$86,492	$36,834	$3,842,813
Gross profit	$968,273	$356,911	$523,559	$66,936	$19,915	$1,935,594
Gross profit percentage	41.4%	50.7%	77.4%	77.4%	54.1%	50.4%

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our revenue is attributed to geographic areas according to the location of customers. Revenues by geographic area are set forth in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
United States	$1,333,932	$1,128,024	$2,609,897	$2,158,095
Canada	39,076	28,166	71,310	57,707
Europe, Middle East, Africa	663,082	552,039	1,304,147	1,107,299
Asia Pacific	257,682	221,995	505,549	442,508
Latin America	51,043	40,960	97,043	77,204
Total	$2,344,815	$1,971,184	$4,587,946	$3,842,813

No single country other than the United States accounted for 10% or more of revenues during the three or six months ended June 30, 2005 or June 30, 2004.

At June 30, 2005, long-lived assets, excluding financial instruments, and deferred tax assets, were $5,904.2 million in the United States and $259.6 million internationally. At December 31, 2004, the long-lived assets, excluding financial instruments, and deferred tax assets, were $5,602.4 million in the United States and $262.3 million internationally. No single country other than the United States accounted for 10% or more of these assets at June 30, 2005 or December 31, 2004.

For the three and six months ended June 30, 2005, Dell Inc. accounted for 11.4% and 11.0%, respectively, of our total revenues.

9.	Restructuring and Other Special Charges

Charges for the Three and Six Months Ended June 30, 2005

There were no restructuring and other special charges recorded during the quarter ended June 30, 2005. During the first quarter of 2005, we recorded restructuring and other special charges of $1.0 million. This amount included an IPR&D charge of $3.1 million associated with the Smarts acquisition, partially offset by a net restructuring reduction of $2.1 million. See Note 2. The net restructuring reduction included an aggregate of $5.2 million of reductions associated with our prior restructuring programs partially offset by a $3.1 million provision for employee termination benefits for individuals in our EMC Software Group products and services segment. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities.

The workforce reduction referred to above impacted approximately 60 individuals across our major business functions. The expected cash impact of the 2005 restructuring charge is $3.1 million, of which $0.7 and $1.0 million were paid in the three and six month periods ended June 30, 2005, respectively. Approximately 84% of such employees are or were based in North America and the remainder are or were based in Europe. As of June 30, 2005, approximately 20 of the 60 individuals have yet to be terminated. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2006.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2004, we implemented two restructuring programs to reduce our cost structure and focus our resources on the highest potential growth areas of our business. The activity for the 2004 restructuring programs for the three and six months ended June 30, 2005 is presented below (tables in thousands):

Three Months Ended June 30, 2005

Category	Balance as of March 31, 2005	Additions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$14,125	$—	$(2,047)	$12,078
Consolidation of excess facilities	1,271	—	(322)	949
Total	$15,396	$—	$(2,369)	$13,027

Six Months Ended June 30, 2005

Category	Balance as of December 31, 2004	Additions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$16,380	$583	$(4,885)	$12,078
Consolidation of excess facilities	1,662	—	(713)	949
Total	$18,042	$583	$(5,598)	$13,027

The 2004 restructuring programs included a reduction in force of approximately 400 employees across our major business functions and all major geographic regions. Approximately 66% of such employees are or were based in North America and the remainder are or were based in Europe and the Asia Pacific region. As of June 30, 2005, approximately 100 of the 400 individuals have yet to be terminated.

From 1998 through 2003, we implemented several restructuring programs. The activity for these restructuring programs for the three and six months ended June 30, 2005 is presented below (tables in thousands):

Three Months Ended June 30, 2005

Category	Balance as of March 31, 2005	Reductions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$2,250	$—	$(341)	$1,909
Consolidation of excess facilities	79,678	—	(11,309)	68,369
Other contractual obligations	2,391	—	(64)	2,327
Total	$84,319	$—	$(11,714)	$72,605

Six Months Ended June 30, 2005

Category	Balance as of December 31, 2004	Reductions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$3,300	$(369)	$(1,022)	$1,909
Consolidation of excess facilities	91,281	(5,225)	(17,687)	68,369
Other contractual obligations	2,639	(244)	(68)	2,327
Total	$97,220	$(5,838)	$(18,777)	$72,605

The reduction in the provision for the consolidation of excess facilities for the six months ended June 30, 2005 was attributable to lower than expected lease payout obligations associated with vacated facilities.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Charges for the Three and Six Months Ended June 30, 2004

In the second quarter of 2004, we recorded restructuring and other special charges of $4.5 million. Included in the charges was $0.8 million of costs associated with excess facilities being vacated as part of our 2004 restructuring program. The charge also included adjustments associated with our 2003 restructuring program consisting of $8.8 million of additional costs associated with excess facilities being vacated, partially offset by $1.4 million reversal of the provision for workforce reduction primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The charges were reduced by $3.7 million associated with prior restructuring programs, primarily due to a favorable resolution related to executive severance obligations attributable to the acquisition of Data General.

During the first six months of 2004, we recorded restructuring and other special charges of $32.7 million. These charges included restructuring activities, as well as IPR&D charges of $15.2 million associated with the VMware acquisition. The 2004 restructuring program consisted of employee termination benefits of $11.7 million and facilities-related charges of $0.8 million. The remaining $5.0 million of charges was associated with prior restructuring programs.

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

The components of net periodic benefit credit of the Data General U.S. pension plan are as follows (table in thousands):

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Interest cost	$4,774	$4,639
Expected return on plan assets	(7,064)	(6,625)
Amortization of transition asset	(153)	(214)
Recognized actuarial loss	1,659	1,442
Net periodic benefit credit	$(784)	$(758)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Interest cost	$9,482	$9,234
Expected return on plan assets	(14,102)	(13,250)
Amortization of transition asset	(306)	(428)
Recognized actuarial loss	3,179	2,744
Net periodic benefit credit	$(1,747)	$(1,700)

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

The components of net periodic benefit cost of the plan are as follows (table in thousands):

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Interest cost	$60	$69
Expected return on plan assets	(7)	(8)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	(10)	(11)
Net periodic benefit cost	$18	$25

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Interest cost	$120	$138
Expected return on plan assets	(15)	(16)
Amortization of transition asset	(50)	(50)
Recognized actuarial gain	(20)	(22)
Net periodic benefit cost	$35	$50

11.	Stockholders’ Equity

Stock Option Plans

In the quarter ended June 30, 2005, our shareholders approved amendments to the 2003 Plan which (i) increased by 100.0 million the number of shares of common stock available for grant under the 2003 Plan and (ii) increased the number of shares which may be issued pursuant to awards of restricted stock and/or restricted stock units to 30% of the total authorized shares under the 2003 Plan.

During the six months ended June 30, 2005, approximately 8.4 million shares of restricted stock were granted under the 2003 Plan. A substantial majority of these shares were granted to employees of VMware as restricted stock awards designed to retain and motivate highly qualified personnel. The shares of restricted stock granted to VMware employees cliff vest at the end of five years; however, in the event that certain performance-related criteria are met, the vesting accelerates. All restricted stock awards are recorded as deferred compensation and are being amortized over the vesting period of the awards.

Common Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to 300.0 million shares of our common stock. The purchased shares will be available for various corporate purposes, including our stock option and employee stock purchase plans. We repurchased 20.8 million shares at a cost of $270.9 million during the six months ended June 30, 2005. As of June 30, 2005, we had reacquired a total of 129.5 million shares at a cost of $1,325.8 million.

EMC CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Income Taxes

Our effective income tax rate was 26.9% for the three months ended June 30, 2005, and 26.2% for the six months ended June 30, 2005. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three and six months ended June 30, 2005, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, we recognized a net tax benefit of $7.4 million during the six months ended June 30, 2005, primarily due to the reversal of certain tax contingency accruals upon the expiration of certain statutes of limitation. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 million incurred in connection with the Smarts acquisition.

Our effective income tax rate was 29.0% for the three months ended June 30, 2004, and 30.0% for the six months ended June 30, 2004. The effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 million incurred in connection with the VMware acquisition during the six months ended June 30, 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2005. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 32. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof.

All dollar amounts in this MD&A are in millions.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our operating income as a percentage of revenues increased from 10.7% for the six months ended June 30, 2004 to 14.9% for the six months ended June 30, 2005. Our efforts in 2004 and 2005 have been primarily focused on improving operating margins by increasing gross margins and reducing operating expenses as a percentage of revenues. Additionally, we have been expanding our portfolio of offerings to satisfy our customers’ requirements. We plan to continue to focus our efforts in 2005 on improving our operating and gross margins and expanding our product offerings. One of our objectives is to increase operating income as a percentage of revenues to the high teens in the fourth quarter of 2005.

Results of Operations

Revenues

The following table presents revenues by our segments. Certain columns may not add due to rounding:

	For the Three Months Ended
	June 30, 2005	June 30, 2004	$ Change	% Change
Information storage products	$1,381.6	$1,193.4	$188.2	16%
Information storage and management services	455.6	360.9	94.7	26
EMC Software Group products and services	408.3	352.7	55.6	16
VMware products and services	90.9	47.2	43.7	93
Other businesses	8.5	17.0	(8.5)	(50)
Total revenues	$2,344.8	$1,971.2	$373.6	19%

	For the Six Months Ended
	June 30, 2005	June 30, 2004	$ Change	% Change
Information storage products	$2,692.0	$2,339.5	$352.5	15%
Information storage and management services	896.7	703.7	193.0	27
EMC Software Group products and services	809.6	676.3	133.3	20
VMware products and services	171.0	86.5	84.5	98
Other businesses	18.6	36.8	(18.2)	(49)
Total revenues	$4,587.9	$3,842.8	$745.1	19%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Information storage products revenues include information storage systems and information storage software license revenues. Information storage systems revenues were $1,068.7 and $930.2 for the second quarters of 2005 and 2004, respectively, representing an increase of 15%, and were $2,094.7 and $1,825.2 for the first six months of 2005 and 2004, respectively, also representing an increase of 15%. The increases were due to greater demand for these products attributable to wider customer acceptance of information lifecycle management-based solutions, increased demand for IT infrastructure products and enhanced distribution channels. Information storage software license revenues were $312.8 and $263.2 for the second quarters of 2005 and 2004, respectively, representing an increase of 19%, and were $597.3 and $514.3 for the first six months of 2005 and 2004, respectively, representing an increase of 16%. Information storage software license revenues consist of revenues from platform-based software whose operation generally controls and enables functions that take place within an EMC storage system. The increases in information storage software license revenues were attributable to expanded product offerings, a greater demand for software to manage increasingly complex high-end and midrange networked storage environments and enhanced distribution channels.

Information storage and management services revenues include platform-based software maintenance revenues, systems maintenance revenues and professional services revenues. Information storage and management services revenues increased due to greater demand for both software and system maintenance contracts associated with increased sales of information storage products. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the revenue increases.

The increases in the EMC Software Group products and services revenues were attributable to greater demand for backup and archive software, storage and management software, content management software and related maintenance and other services revenues. Software license revenues increased 8% from $223.6 for the second quarter of 2004 to $240.9 for the second quarter of 2005, and increased 16% from $422.9 for the first six months of 2004 to $488.6 for the first six months of 2005. Related services revenues increased 30% from $129.2 for the second quarter of 2004 to $167.4 for the second quarter of 2005, and increased 27% from $253.4 for the first six months of 2004 to $321.0 for the first six months of 2005. The growth in services revenues was primarily due to increased software maintenance revenues.

The increases in VMware products and services revenues were attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. License revenues increased 70% from $38.8 for the second quarter of 2004 to $65.9 for the second quarter of 2005, and increased 78% from $72.0 for the first six months of 2004 to $128.2 for the first six months of 2005. Maintenance and other services revenues increased 198% from $8.4 for the second quarter of 2004 to $25.0 for the second quarter of 2005, and increased 195% from $14.5 for the first six months of 2004 to $42.8 for the first six months of 2005. The growth in services revenues was primarily due to increased software maintenance revenues.

Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future quarters as we have discontinued selling AViiON servers.

Revenues by geography were as follows:

	For the Three Months Ended
	June 30, 2005	June 30, 2004	Percentage Change
North America, excluding Mexico	$1,373.0	$1,156.2	19%
Europe, Middle East and Africa	663.1	552.0	20
Asia Pacific	257.7	222.0	16
Latin America and Mexico	51.0	41.0	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

	For the Six Months Ended
	June 30, 2005	June 30, 2004	Percentage Change
North America, excluding Mexico	$2,681.2	$2,215.8	21%
Europe, Middle East and Africa	1,304.1	1,107.3	18
Asia Pacific	505.5	442.5	14
Latin America and Mexico	97.0	77.2	26

Revenue increased in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 in these markets due to greater demand for our products and services and enhanced distribution channels. Changes in exchange rates favorably impacted consolidated revenue growth by 1.7% for the three and six months ended June 30, 2005. The impact of the change in rates was most significant in the European market, primarily Germany, the United Kingdom, Italy and France.

For 2005, we expect our consolidated revenues to grow at approximately 17%. However, our revenues could be negatively impacted by a number of factors, including the economy, demand for IT infrastructure, product availability, competitive factors and changes in exchange rates.

Costs and expenses

The following tables present our costs, gross margins, expenses and net income. Certain columns may not add due to rounding.

	For the Three Months Ended
	June 30, 2005	June 30, 2004	$ Change	% Change
Cost of revenue:
Information storage products	$762.4	$701.0	$61.4	9%
Information storage and management services	213.1	177.2	35.9	20
EMC Software Group products and services	91.1	76.7	14.4	19
VMware products and services	17.4	10.3	7.1	69
Other businesses	4.2	8.1	(3.9)	(48)
Total cost of revenue	1,088.2	973.3	114.9	12
Gross margins:
Information storage products	619.2	492.4	126.8	26
Information storage and management services	242.5	183.7	58.8	32
EMC Software Group products and services	317.2	276.0	41.2	15
VMware products and services	73.5	37.0	36.5	99
Other businesses	4.3	8.9	(4.6)	(52)
Total gross margins	1,256.6	997.9	258.7	26
Operating expenses:
Research and development	253.3	205.1	48.2	24
Selling, general and administrative	642.7	548.9	93.8	17
Restructuring and other special charges	—	4.5	(4.5)	(100)
Total operating expenses	896.0	758.4	137.6	18
Operating income	360.6	239.5	121.1	51
Investment income, interest expense, and other expense, net	40.4	32.1	8.3	26
Income before income taxes	401.1	271.6	129.5	48
Income tax provision	107.7	78.8	28.9	37
Net income	$293.4	$192.8	$100.6	52%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

	For the Six Months Ended
	June 30, 2005	June 30, 2004	$ Change	% Change
Cost of revenue:
Information storage products	$1,516.1	$1,371.2	$144.9	11%
Information storage and management services	424.2	346.8	77.4	22
EMC Software Group products and services	174.7	152.7	22.0	14
VMware products and services	32.2	19.5	12.7	65
Other businesses	9.8	16.9	(7.1)	(42)
Total cost of revenue	2,157.0	1,907.2	249.8	13
Gross margins:
Information storage products	1,175.9	968.3	207.6	21
Information storage and management services	472.5	356.9	115.6	32
EMC Software Group products and services	634.9	523.6	111.3	21
VMware products and services	138.8	67.0	71.8	107
Other businesses	8.8	19.9	(11.1)	(56)
Total gross margins	2,430.9	1,935.6	495.3	26
Operating expenses:
Research and development	487.6	409.7	77.9	19
Selling, general and administrative	1,258.4	1,083.5	174.9	16
Restructuring and other special charges	1.0	32.7	(31.7)	(97)
Total operating expenses	1,747.0	1,525.9	221.1	14
Operating income	683.9	409.7	274.2	67
Investment income, interest expense, and other expense, net	79.1	65.4	13.7	21
Income before income taxes	763.0	475.1	287.9	61
Income tax provision	199.8	142.5	57.3	40
Net income	$563.2	$332.6	$230.6	69%

Gross Margins

Information storage products gross margin percentages were 44.8% and 41.3% for the second quarters of 2005 and 2004, respectively and were 43.7% and 41.4% for the first six months of 2005 and 2004, respectively. The increases in the gross margin percentages were attributable to achieving higher sales volumes and a reduction of component costs as a percentage of revenues.

The gross margin percentages for information storage and management services were 53.2% and 50.9% for the second quarters of 2005 and 2004, respectively, and were 52.7% and 50.7% for the first six months of 2005 and 2004, respectively. The improvement was driven by a shift in the mix of our maintenance services offerings with a greater proportion of revenues being derived from software maintenance contracts compared to systems maintenance contracts. Software maintenance contracts provide a higher gross margin than systems maintenance contracts. Improvements in the gross margins earned from professional services also contributed to the increase in gross margin percentage.

The gross margin percentages for the EMC Software Group products and services segment were 77.7% and 78.2% for the second quarters of 2005 and 2004, respectively. The decrease in the gross margin percentage was primarily attributable to a greater proportion of revenues being derived from service contracts compared to software licenses. Software licenses provide a higher gross margin than services contracts. The gross margin percentages for the EMC Software Group products and services segment were 78.4% and 77.4% for the first six months of 2005 and 2004, respectively. The increase in the gross margin percentage was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

primarily attributable to a more efficient cost structure for software maintenance and professional services offerings, slightly offset by a greater proportion of revenues in the six months ended June 30, 2005 being derived from services contracts compared to software licenses.

The gross margin percentages for the VMware products and services segment were 80.8% and 78.3% for the second quarters of 2005 and 2004, respectively, and were 81.1% and 77.4% for the first six months of 2005 and 2004, respectively. The gross margin improvements were attributable to achieving higher sales volumes while controlling our operating cost structure. Additionally, amortization expense associated with acquired intangible assets was spread over a larger revenue base, resulting in margin improvement. Partially offsetting these improvements in the gross margin percentages was a shift in the mix of software license revenue and services revenues, with a greater proportion of revenues being derived from services.

The gross margin percentages for other businesses were 50.1% and 52.5% for the second quarters of 2005 and 2004, respectively, and were 47.1% and 54.1% for the first six months of 2005 and 2004, respectively. The decreases in the gross margin percentages resulted from declining revenues in this segment as the volume of AViiON maintenance contracts decreased.

We expect our overall gross margin to be 53% to 54% for the full year of 2005. However, if sales volumes decline or competitive pricing pressures or component costs increase, gross margins may be negatively impacted.

Research and Development

As a percentage of revenues, research and development (“R&D”) expenses were 10.8% and 10.4% for the second quarters of 2005 and 2004, respectively, and were 10.6% and 10.7% for the first six months of 2005 and 2004, respectively. In addition, we spent $40.4 and $44.5 in the second quarters of 2005 and 2004, respectively, and $82.5 and $86.4 in the first six months of 2005 and 2004, respectively, on software development, which costs were capitalized. R&D spending includes enhancements to our software and information storage systems. R&D expenses increased from $205.1 in the second quarter of 2004 to $253.3 in the second quarter of 2005 and increased from $409.7 in the first six months of 2004 to $487.6 in the first six months of 2005. The increases in R&D expenses were primarily attributable to increased headcount and related compensation costs to further enhance our development efforts on both software and systems.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 27.4% and 27.8% for the second quarters of 2005 and 2004, respectively, and were 27.4% and 28.2% for the first six months of 2005 and 2004, respectively. SG&A expenses increased from $548.9 in the second quarter of 2004 to $642.7 in the second quarter of 2005 and increased from $1,083.5 in the first six months of 2004 to $1,258.4 in the first six months of 2005. The increases in SG&A expenses were primarily attributed to higher selling costs associated with the growth in revenues, the acquisition of Smarts in February 2005 and higher levels of general and administrative expenses to support the overall growth in the business.

Restructuring and Other Special Charges

There were no restructuring and other special charges recorded during the quarter ended June 30, 2005. During the quarter ended March 31, 2005, we recorded restructuring and other special charges of $1.0. This amount included an IPR&D charge of $3.1 associated with the Smarts acquisition, partially offset by a net restructuring reduction of $2.1. The net restructuring reduction included an aggregate of $5.2 of reductions associated with our prior restructuring programs partially offset by a $3.1 provision for employee termination benefits for individuals in our EMC Software Group products and services segment. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

The workforce reduction referred to above impacted approximately 60 individuals across our major business functions. The expected cash impact of the 2005 restructuring charge is $3.1, of which $0.7 was paid in the three months ended June 30, 2005 and $1.0 was paid in the six months ended June 30, 2005. Approximately 84% of such employees are or were based in North America and the remainder are or were based in Europe. As of June 30, 2005, approximately 20 of the 60 individuals have yet to be terminated. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2006.

During 2004, we implemented two restructuring programs to reduce our cost structure and focus our resources on the highest potential growth areas of our business. The activity for the 2004 restructuring programs for the three and six months ended June 30, 2005 is presented below:

Category	Balance as of March 31, 2005	Additions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$14.1	$—	$(2.0)	$12.1
Consolidation of excess facilities	1.3	—	(0.4)	0.9
Total	$15.4	$—	$(2.4)	$13.0

Category	Balance as of December 31, 2004	Additions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$16.3	$0.6	$(4.8)	$12.1
Consolidation of excess facilities	1.7	—	(0.8)	0.9
Total	$18.0	$0.6	$(5.6)	$13.0

The 2004 restructuring programs included a reduction in force of approximately 400 employees across our major business functions and all major geographic regions. Approximately 66% of such employees are or were based in North America and the remainder are or were based in Europe and the Asia Pacific region. As of June 30, 2005, approximately 100 of the 400 individuals have yet to be terminated.

From 1998 through 2003, we implemented several restructuring programs. The activity for these restructuring programs for the three and six months ended June 30, 2005 is presented below:

Category	Balance as of March 31, 2005	Reductions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$2.3	$—	$(0.4)	$1.9
Consolidation of excess facilities	79.7	—	(11.3)	68.4
Other contractual obligations	2.3	—	—	2.3
Total	$84.3	$—	$(11.7)	$72.6

Category	Balance as of December 31, 2004	Reductions to the Provision	Current Utilization	Balance as of June 30, 2005
Workforce reduction	$3.3	$(0.3)	$(1.1)	$1.9
Consolidation of excess facilities	91.3	(5.2)	(17.7)	68.4
Other contractual obligations	2.6	(0.3)	—	2.3
Total	$97.2	$(5.8)	$(18.8)	$72.6

The reduction in the provision for the consolidation of excess facilities for the six months ended June 30, 2005 was attributable to lower than expected lease payout obligations associated with vacated facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Charges for the Three and Six Months Ended June 30, 2004

In the second quarter of 2004, we recorded restructuring and other special charges of $4.5. Included in the charges was $0.8 of costs associated with excess facilities being vacated as part of the 2004 restructuring program. The charge also included adjustments associated with the 2003 restructuring program consisting of $8.8 of additional costs associated with excess facilities being vacated, partially offset by $1.4 reversal of the provision for workforce reduction primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The charges were reduced by $3.7 associated with prior restructuring programs, primarily due to a favorable resolution related to executive severance obligations attributable to the acquisition of Data General.

During the first six months of 2004, we recorded restructuring and other special charges of $32.7. These charges included restructuring activities, as well as IPR&D charges of $15.2 associated with the VMware acquisition. The 2004 restructuring program consisted of employee termination benefits of $11.7 and facilities-related charges of $0.8. The remaining $5.0 of charges was associated with prior restructuring programs.

Investment Income

Investment income increased to $43.5 for the second quarter of 2005 from $36.0 for the second quarter of 2004 and increased to $86.5 for the first six months of 2005 from $77.0 for the first six months of 2004. The increases were due to higher yields and a larger outstanding investment balance, partially offset by realized losses from the sale of investments. The weighted average return on investments, excluding realized gains and losses, was 3.3% and 2.4% for the second quarters of 2005 and 2004, respectively, and was 3.2% and 2.4% for the first six months of 2005 and 2004, respectively. Realized losses were $16.2 and $3.2 for the second quarters of 2005 and 2004, respectively, and were $26.6 and $0.3 for the first six months of 2005 and 2004, respectively.

Other Expense, net

Other expense, net was $1.1 for the second quarter of 2005 compared to $2.2 for the second quarter of 2004 and was $3.4 for the first six months of 2005 compared to $8.0 for the first six months of 2004. The decreases in the first six months of 2005 compared to 2004 were primarily due to lower foreign currency losses.

Provision for Income Taxes

The effective income tax rate was 26.9% for the second quarter of 2005 compared to 29.0% for the second quarter of 2004 and was 26.2% for the first six months of 2005 compared to 30.0% for the first six months of 2004. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three and six months ended June 30, 2005 and 2004, the effective tax rate varied from the statutory rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, in the six months ended June 30, 2005, we recognized a net tax benefit of $7.4, primarily due to the reversal of certain tax contingency accruals upon the expiration of certain statutes of limitation. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 incurred in connection with the Smarts acquisition. In the six months ended June 30, 2004, we incurred non-deductible IPR&D charges of $15.2 related to the VMware acquisition.

From time to time we are subject to income tax audits in the United States and various foreign jurisdictions. The Internal Revenue Service is currently completing an audit of our income tax returns for the years 2001 and 2002. We expect the audit to be completed by the end of 2005.

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

Financial Condition

Cash and cash equivalents and short and long-term investments were $7,674.3 and $7,440.8 at June 30, 2005 and December 31, 2004, respectively, an increase of $233.5.

Cash provided by operating activities for the first six months of 2005 was $1,028.8 compared to $884.7 for the first six months of 2004. Cash received from customers was $4,722.5 and $4,030.2 for the first six months of 2005 and 2004, respectively. The increase was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $3,761.9 and $3,147.1 for the first six months of 2005 and 2004, respectively. The increase was partially attributable to higher headcount associated with the acquisitions of Dantz Development Corporation in 2004, Smarts in 2005 and the general growth of the business. Additionally, greater levels of component purchases to meet customer demand for information storage systems contributed to the increased amount of payments to suppliers. As part of our transition plan for our new high end storage system product line announced in July 2005, we also began increasing the inventory levels for such new products at the end of the second quarter of 2005. Cash received from dividends and interest was $111.1 and $78.3 for the first six months of 2005 and 2004, respectively. The increase was due to higher rates of return earned on our investments. In the first six months of 2005 and 2004, we paid $37.7 and $73.9, respectively, in income taxes.

Cash used for investing activities was $485.5 for the first six months of 2005, compared to $1,084.0 for the first six months of 2004. In the first six months of 2005, we acquired all the outstanding shares of Smarts for $256.1, net of cash received. In the first six months of 2004, we acquired all the outstanding shares of VMware for $537.7, net of cash received. Capital additions were $253.7 and $174.5 for the first six months of 2005 and 2004, respectively. The increase in capital additions was primarily due to greater infrastructure to support the overall growth of the business. Depreciation and amortization expense on property, plant and equipment and intangible assets increased from $297.1 for the first six months of 2004 to $316.5 for the first six months of 2005. The increase was primarily due to incremental amortization associated with capitalized software made available for resale, greater depreciation associated with our investment in property, plant and equipment and incremental intangible amortization expense associated with acquisitions. Net purchases and (maturities) of investments, consisting primarily of debt securities, were $115.0 and $(263.0) for the first six months of 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Amortization of deferred compensation increased from $26.5 for the first six months of 2004 to $34.4 for the first six months of 2005. The increase was attributable to the issuance of restricted stock to certain employees, partially offset by reduced levels of amortization expense associated with unvested stock options exchanged in connection with acquisitions. We expect the amount of amortization to increase in future periods as we issue additional shares of restricted stock.

Cash used for financing activities was $134.0 for the first six months of 2005 compared to $206.5 for the first six months of 2004. During the first six months of 2005 we repurchased 20.8 million shares of our common stock at a cost of $270.9. During the first six months of 2004 we repurchased 26.6 million shares of our common stock at a cost of $309.6. We generated $136.8 and $106.2 in the first six months of 2005 and 2004, respectively, from the exercise of stock options and the purchase of shares under the employee stock purchase plan.

We employ several strategies to enhance our liquidity and income. We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. We also lend certain fixed income securities to generate investment income.

We have available for use a credit line of $50.0 in the United States. As of June 30, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2005, we were in compliance with the covenants.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next twelve months.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation to be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005, and is not expected to have a material impact on our financial position or results of operations.

In June 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 is not expected to have a material impact on our financial position or results of operations.

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective for reporting periods ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. 143-1 is not expected to have a material impact on our financial position or results of operations.

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

The costs of third party components comprise a significant portion of our product costs. While we generally have been able to manage our component and product design costs, we may have difficulty managing such costs if supplies of certain components become limited or component prices increase. The availability of certain disk drives was limited in the first half of 2005 and may continue to be limited for the remainder of 2005. Any such limitation could result in an increase in our component costs. An increase in component or design costs relative to our product prices could have a material adverse effect on our gross margins and earnings. Moreover, certain competitors may have advantages due to vertical integration of their supply chain, which may include disk drives, microprocessors, memory components and servers.

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

These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our common stock or other rights to purchase our common stock in connection with any future acquisition, existing shareholders may experience dilution and our earnings per share may decrease.

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

On September 30, 2002, Hewlett-Packard Company (“HP”) filed a complaint against us in the United States Federal District Court for the Northern District of California alleging that certain of our products infringe seven HP patents (the “First HP Lawsuit”). HP sought a permanent injunction as well as unspecified monetary damages for patent infringement. On July 21, 2003, we answered the complaint and filed counterclaims alleging that certain HP products infringe six EMC patents. We sought a permanent injunction as well as unspecified monetary damages for patent infringement.

On October 27, 2004, a second complaint was filed by HP against us in the same court based on six of the seven patents asserted in the First HP Lawsuit (the “Second HP Lawsuit”). The Second HP Lawsuit was filed shortly after the court had denied HP’s motion for leave to amend its infringement contentions in the First HP Lawsuit to add certain EMC products. In the Second HP Lawsuit, HP alleged patent infringement by the same EMC products that they attempted to add to the First HP Lawsuit. On February 3, 2005, the court stayed the Second HP Lawsuit.

In May 2005, EMC and HP jointly announced that the parties had agreed to amicably dismiss all claims and counterclaims with no findings or admissions of liability in a settlement of all pending patent infringement litigation between EMC and HP, including the above lawsuits. As part of the settlement between the two companies, HP will pay a net $325 million balancing payment to EMC which can be satisfied through the purchase of complementary EMC products and services, such as the VMware product line, over the next five years as follows: HP will pre-pay $65 million to EMC prior to the beginning of each of five consecutive periods (“Purchase Periods”). The Purchase Periods begin on September 1, 2005, December 1, 2006, December 1, 2007, December 1, 2008 and December 1, 2009. The pre-payments will be made on August 29, 2005, November 29, 2006, November 29, 2007, November 29, 2008 and November 30, 2009. During each Purchase Period, HP may use its pre-payment as credit for product and services purchases from EMC for HP’s resale or internal use. Unused credits will expire at the end of each Purchase Period. For purposes of computing the amount of credit applied per dollar of EMC products that HP purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

If EMC purchases HP products or services during the Purchase Periods, HP will be required to make an equivalent amount of additional product or services purchases from EMC of up to an aggregate amount of $108 million over five years, with caps for each Purchase Period as follows: $10,830,000 for the first Purchase Period, $21,660,000 for each of the second, third and fourth Purchase Periods and $32,490,000 for the final Purchase Period. If HP does not make the required amount of additional purchases of EMC products and services attributable to such Purchase Period, HP will be required to pay the difference to EMC in cash. For purposes of computing the amount of credit applied per dollar of HP products that EMC purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2005

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[3]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	6,459,500		$12.97	6,459,500	175,079,600
May 1, 2005 – May 31, 2005	3,826,604	[1]	$12.95	3,822,900	171,256,700
June 1, 2005 – June 30, 2005	743,034	[2]	$14.61	720,800	170,535,900
Total	11,029,138		$13.07	11,003,200	170,535,900

1	Includes an aggregate of 3,704 shares acquired from employees for tax withholding purposes.
2	Includes an aggregate of 22,234 shares acquired from employees for tax withholding purposes.
3	All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. The repurchase program does not have a termination date. In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002.

Item 4.	Submission of Matters to a Vote of Security Holders

The EMC Annual Meeting of Shareholders was held on May 5, 2005. There was no solicitation in opposition to management’s nominees as listed in EMC’s proxy statement and all such nominees were elected as Class III directors for a three-year term. The shareholders approved an amendment to the EMC Corporation 2003 Stock Plan (the “2003 Plan”) to increase by 100,000,000 the number of shares of common stock available for grant under such plan and increase the number of shares which may be issued pursuant to awards of restricted stock and/or restricted stock units to 30% of the total authorized shares under the plan. In addition, the shareholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2005. The shareholders also voted against two shareholder proposals, which related to performance-based stock options and EMC’s Audit Committee, each as described in EMC’s Proxy Statement. The results of the votes for each of these proposals were as follows:

1.	Proposal 1 — Election of Class III Directors:

	For	Withheld
Michael J. Cronin	2,014,187,302	102,431,416
W. Paul Fitzgerald	1,377,343,133	739,275,585
Joseph M. Tucci	2,014,459,990	102,158,728

2.	Proposal 2 — To approve amendments to the 2003 Plan to increase by 100,000,000 the number of shares of common stock available for grant under such plan and increase the number of shares which may be issued pursuant to awards of restricted stock and/or restricted stock units to 30% of the total authorized shares under the plan:

For:	1,300,045,576
Against:	261,526,114
Abstain:	16,013,244
Broker Non-Vote:	539,033,784

3.	Proposal 3 — To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2005:

For:	2,054,984,260
Against:	48,088,809
Abstain:	13,545,649

4.	Proposal 4 — To act upon a shareholder proposal relating to performance-based stock options:

For:	675,778,152
Against:	882,696,973
Abstain:	19,109,809
Broker Non-Vote:	539,033,784

5.	Proposal 5 — To act upon a shareholder proposal relating to EMC’s Audit Committee:

For:	345,331,649
Against:	1,210,582,116
Abstain:	21,671,169
Broker Non-Vote:	539,033,784

Item 6.	Exhibits

(a)	Exhibits

See index to Exhibits on page 45 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 2, 2005	By: /s/ William J. Teuber, Jr. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated By-laws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

10.1	EMC Corporation 2003 Stock Plan, as amended. (4)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).

(4)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 11, 2005 (No. 033-03656).