Form 10-Q
period 2005-09-30
EMC CORP
filed 2005-10-28
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2005	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

176 South Street
Hopkinton, Massachusetts 01748
(Address of principal executive offices, including zip code)

(508) 435-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2005 was 2,390,691,816.

EMC CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,468,261	$1,476,803
Short-term investments	2,996,492	1,236,726
Accounts and notes receivable, less allowance for doubtful accounts of $37,011 and $39,901	1,166,175	1,162,387
Inventories	756,245	514,065
Deferred income taxes	295,986	289,810
Other current assets	174,701	151,135
Total current assets	6,857,860	4,830,926
Long-term investments	3,155,644	4,727,237
Property, plant and equipment, net	1,679,572	1,571,810
Intangible assets, net	484,993	499,478
Other assets, net	560,327	509,041
Goodwill, net	3,607,111	3,284,414
Total assets	$16,345,507	$15,422,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term obligations	$198	$183
Accounts payable	517,523	522,587
Accrued expenses	1,113,316	1,090,666
Income taxes payable	438,394	404,772
Deferred revenue	1,020,966	930,492
Total current liabilities	3,090,397	2,948,700
Deferred revenue	683,162	570,995
Long-term convertible debt	127,335	128,456
Deferred income taxes	192,129	141,600
Other liabilities	104,429	109,868
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued and outstanding 2,390,692 and 2,404,969 shares	23,907	24,050
Additional paid-in capital	5,976,723	6,221,099
Deferred compensation	(209,242)	(124,286)
Retained earnings	6,422,216	5,437,346
Accumulated other comprehensive loss, net	(65,549)	(34,922)
Total stockholders’ equity	12,148,055	11,523,287
Total liabilities and stockholders’ equity	$16,345,507	$15,422,906

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Product sales	$1,687,277	$1,486,918	$4,996,110	$4,321,293
Services	678,465	541,961	1,957,578	1,550,399
	2,365,742	2,028,879	6,953,688	5,871,692
Costs and expenses:
Cost of product sales	813,760	746,131	2,425,379	2,190,976
Cost of services	274,365	239,547	819,829	701,921
Research and development	254,720	215,708	742,359	625,411
Selling, general and administrative	641,219	557,450	1,899,619	1,640,934
Restructuring and other special charges	5,849	—	6,817	32,688
Operating income	375,829	270,043	1,059,685	679,762
Investment income	47,986	38,373	134,475	115,410
Interest expense	(1,907)	(1,880)	(5,923)	(5,575)
Other income (expense), net	2,439	452	(934)	(7,520)
Income before taxes	424,347	306,988	1,187,303	782,077
Income tax provision	2,675	88,953	202,433	231,433
Net income	$421,672	$218,035	$984,870	$550,644

Net income per weighted average share, basic	$0.18	$0.09	$0.41	$0.23
Net income per weighted average share, diluted	$0.17	$0.09	$0.40	$0.23
Weighted average shares, basic	2,383,770	2,396,399	2,390,314	2,405,216
Weighted average shares, diluted	2,433,079	2,433,671	2,439,576	2,451,916

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Cash received from customers	$7,149,428	$6,090,355
Cash paid to suppliers and employees	(5,646,136)	(4,680,467)
Dividends and interest received	184,133	113,692
Interest paid	(7,014)	(4,730)
Income taxes paid	(61,162)	(65,641)
Net cash provided by operating activities	1,619,249	1,453,209
Cash flows from investing activities:
Additions to property, plant and equipment	(418,962)	(259,867)
Capitalized software development costs	(121,208)	(126,559)
Purchases of short and long-term available for sale securities	(8,277,684)	(6,431,165)
Sales and maturities of short and long-term available for sale securities	8,037,653	5,909,212
Business acquisitions, net of cash acquired	(349,957)	(544,016)
Other	(8,155)	(58,146)
Net cash used in investing activities	(1,138,313)	(1,510,541)
Cash flows from financing activities:
Issuance of common stock	152,724	115,324
Purchase of treasury stock	(603,419)	(417,554)
Payment of short and long-term obligations	(3,011)	(7,144)
Proceeds from short and long-term obligations	201	8
Net cash used in financing activities	(453,505)	(309,366)
Effect of exchange rate changes on cash and cash equivalents	(35,973)	317
Net decrease in cash and cash equivalents	(8,542)	(366,381)
Cash and cash equivalents at beginning of period	1,476,803	1,752,976
Cash and cash equivalents at end of period	$1,468,261	$1,386,595

Reconciliation of net income to net cash provided by operating activities:
Net income	$984,870	$550,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474,889	450,923
Non-cash restructuring and other special charges	3,100	17,051
Amortization of deferred compensation	56,704	40,312
Provision for doubtful accounts	6,026	4,854
Deferred income taxes, net	55,430	154,017
Tax benefit from stock options exercised	36,263	27,330
Other	40,872	(1,746)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	10,871	12,991
Inventories	(220,333)	(15,372)
Other assets	(46,414)	(8,640)
Accounts payable	(16,054)	27,197
Accrued expenses	11,507	(5,567)
Income taxes payable	50,194	(16,234)
Deferred revenue	178,843	200,818
Other liabilities	(7,519)	14,631
Net cash provided by operating activities	$1,619,249	$1,453,209
Non Cash Activity:
Issuance of stock options exchanged in business combinations	$41,381	$72,026

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$421,672	$218,035	$984,870	$550,644
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes (benefit) of $0, $(18), $(10,716) and $(91)	(4,943)	(1,772)	(19,052)	(7,119)
Changes in market value of derivatives, net of taxes (benefit) of $(44), $0, $234 and $0	(394)	(21)	2,141	(22)
Changes in market value of investments, net of taxes (benefit) of $891, $4,454, $1,286 and $(8,548)	(9,027)	21,902	(13,716)	(21,103)
Other comprehensive income (loss)	(14,364)	20,109	(30,627)	(28,244)
Comprehensive income	$407,308	$238,144	$954,243	$522,400

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the periods ended September 30, 2005 and 2004. Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

Presentation

We have changed the method of presenting the statement of cash flows from the indirect method to the direct method, which is the preferred method of presentation. The consolidated statement of cash flows for the nine months ended September 30, 2004 has been conformed to this method of presentation.

In 2004, we concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. We have made adjustments to our consolidated statement of cash flows for the nine months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation to be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005, and is not expected to have a material impact on our financial position or results of operations.

In June 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 will not have a material impact on our financial position or results of operations.

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. FAS 143-1 is not expected to have a material impact on our financial position or results of operations.

Accounting for Stock-Based Compensation

FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants, stock options granted where the exercise price is below the market price on the date of the grant and stock options exchanged in business combinations.

The following is a reconciliation of net income per weighted average share had we adopted FAS No. 123 (table in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$421,672	$218,035	$984,870	$550,644
Add back: Stock compensation costs, net of taxes, on stock-based awards	14,256	9,208	36,386	27,616
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(91,157)	(96,277)	(282,901)	(298,741)
Incremental stock compensation expense per FAS No. 123, net of taxes	(76,901)	(87,069)	(246,515)	(271,125)
Adjusted net income	$344,771	$130,966	$738,355	$279,519
Net income per weighted average share, basic — as reported	$0.18	$0.09	$0.41	$0.23
Net income per weighted average share, diluted — as reported	$0.17	$0.09	$0.40	$0.23
Adjusted net income per weighted average share, basic	$0.14	$0.05	$0.31	$0.12
Adjusted net income per weighted average share, diluted	$0.14	$0.05	$0.30	$0.11

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option granted during the three and nine months ended September 30, 2005 and September 30, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Dividend	None	None	None	None
Expected volatility	40.0%	45.0%	40.4%	53.2%
Risk-free interest rate	4.02%	3.47%	4.00%	3.57%
Expected life (in years)	4.0	5.0	4.0	5.0

Under the EMC Corporation 2003 Stock Plan (the “2003 Plan”), awards granted to an employee who meets the age and/or length of service requirements for “retirement” set forth in the plan generally will continue to vest after such employee’s retirement without additional service. In connection with the above reconciliation of net income assuming adoption of FAS No. 123, our policy with respect to these awards has been to recognize compensation cost over the stipulated vesting period, which is typically five years. If the employee retires before the end of the vesting period, any remaining unrecognized compensation cost would be recognized at the date of retirement. The Securities and Exchange Commission has determined that companies that follow this approach should continue to do so for all applicable equity-based awards issued prior to the effective date of FAS No. 123R. These awards should also continue to be accounted for in this manner subsequent to the effective date of FAS No. 123R. The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R, however, should be recognized through the retirement eligibility date. Had we recognized compensation expense over this shorter service period, the increase in stock compensation costs, net of taxes, presented under FAS No. 123 would have been $20.6 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively and $26.9 million and $6.6 million for the nine months ended September 30, 2005 and 2004, respectively.

2.	Business Acquisitions and Goodwill

Acquisition of Rainfinity, Inc.

In August 2005, we acquired all of the outstanding capital stock of Rainfinity, Inc. (“Rainfinity”) for approximately $90.0 million in cash. Rainfinity is a provider of virtualization solutions for heterogeneous network attached storage (NAS) and file systems environments. The acquisition enables us to provide more comprehensive information lifecycle management solutions to our customers, helping them to improve their capacity utilization and performance and simplify data migration and consolidation projects regardless of the NAS operating systems they may be using. Pro forma results and other financial disclosures have not been provided because the effects of the acquisition were not material to us.

Acquisition of Smarts, Inc.

In February 2005, we acquired all of the outstanding capital stock of System Management Arts Incorporated (“Smarts”). Smarts’ software products automatically locate root cause problems, calculate their impacts across technology domains and present the logical action plan required to keep business services up and running. The acquisition enables us to offer event automation and real-time network systems management software. Additionally, the acquisition will enable us to apply the modeling, correlation and root cause analysis technology to expand our information and storage management offerings.

The aggregate purchase price, net of cash received, was $293.5 million, which consisted of $252.6 million of cash, $37.4 million in fair value of our stock options and $3.5 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model. The fair value of the stock

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

options was estimated assuming no expected dividends and the following weighted-average assumptions:

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

The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$21,076
Property, plant and equipment	7,596
Other long-term assets	533
Goodwill	264,408

Intangible assets:
Developed technology (estimated useful lives 4–7 years)	24,870
Customer relationships (estimated useful lives of 4–8 years)	16,170
Tradenames and trademarks (estimated useful lives of 2–7 years)	1,660
Non-solicitation agreements (estimated useful life of 3 years)	1,570
Acquired IPR&D	3,100
Total intangible assets	47,370
Deferred compensation	3,536
Current liabilities	(32,308)
Deferred income taxes	(11,374)
Long-term liabilities	(7,354)
Total purchase price	$293,483

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the risk associated with in-process technology, we deemed a discount rate of 40% as appropriate for valuing IPR&D.

In connection with the Smarts acquisition, we commenced integration activities which have resulted in recognizing $6.4 million in liabilities for lease obligations, employee termination benefits and other contractual obligations, of which $1.6 million was paid through September 30, 2005. The termination benefits will be paid through 2005 and the lease and contractual liabilities will be paid over the remaining periods through 2008.

Goodwill

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the nine months ended September 30, 2005 consist of the following (table in thousands):

	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Total
Balance, January 1, 2005	$551,888	$1,615	$2,204,230	$526,681	$—	$3,284,414
Goodwill acquired	—	—	342,598	4,427	—	347,025
Tax deduction from exercise of stock options	—	—	(7,626)	—	—	(7,626)
Finalization of purchase price allocations	—	—	(8,291)	(8,411)	—	(16,702)
Balance, September 30, 2005	$551,888	$1,615	$2,530,911	$522,697	$—	$3,607,111

3.	Inventories

Inventories consist of (table in thousands):

	September 30, 2005	December 31, 2004
Purchased parts	$38,556	$46,823
Work-in-process	464,035	349,788
Finished goods	253,654	117,454
	$756,245	$514,065

4.	Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	September 30, 2005	December 31, 2004
Furniture and fixtures	$131,518	$136,441
Equipment	2,136,833	1,844,738
Buildings and improvements	882,843	865,184
Land	105,887	105,184
Building construction in progress	127,448	114,646
	3,384,529	3,066,193
Accumulated depreciation	(1,704,957)	(1,494,383)
	$1,679,572	$1,571,810

Building construction in progress and land owned at September 30, 2005 include $93.1 million and $6.0 million, respectively, of facilities under construction that we are holding for future use.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2005	December 31, 2004
Salaries and benefits	$394,594	$426,408
Product warranties	213,198	180,758
Restructuring	84,370	115,262
Other	421,154	368,238
	$1,113,316	$1,090,666

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Balance, beginning of the period	$217,792	$132,801	$180,758	$118,816
Current year accrual	22,217	35,771	107,260	90,089
Amounts charged to the accrual	(26,811)	(20,756)	(74,820)	(61,089)
Balance, end of the period	$213,198	$147,816	$213,198	$147,816

The current period accrual includes amounts accrued for systems at the time of shipment, adjustments within the year for changes in estimated costs for warranties on systems shipped in the year and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components.

6.	Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Net income, as reported, basic	$421,672	$218,035	$984,870	$550,644
Adjustment for interest expense on convertible debt, net of taxes	643	643	1,929	1,929
Net income-diluted	$422,315	$218,678	$986,799	$552,573
Denominator:
Basic weighted average common shares outstanding	2,383,770	2,396,399	2,390,314	2,405,216
Weighted common stock equivalents	40,253	28,216	40,206	37,644
Assumed conversion of convertible debt	9,056	9,056	9,056	9,056
Diluted weighted average shares outstanding	2,433,079	2,433,671	2,439,576	2,451,916

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to acquire 97.6 million and 87.1 million shares of our common stock for the three and nine months ended September 30, 2005, respectively, and options to acquire 158.6 and 113.2 million shares of our common stock for the three and nine months ended September 30, 2004, respectively, were excluded from the calculation of diluted weighted average shares because of their antidilutive effect. The effect of our senior convertible debt, assumed in connection with our acquisition of Documentum, Inc., on the calculation of diluted net income per weighted average share for the three and nine months ended September 30, 2005 and September 30, 2004 was calculated using the “if converted” method as required by FAS No. 128, “Earnings per Share.”

7.	Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2005, we were in compliance with the covenants.

Litigation

In May 2005, EMC and Hewlett-Packard Company (“HP”) jointly announced that the parties had agreed to amicably dismiss all claims and counterclaims with no findings or admissions of liability in a settlement of all pending patent infringement litigation between EMC and HP. As part of the settlement between the two companies, HP will pay a net $325 million balancing payment to EMC which can be satisfied through the purchase of complementary EMC products and services, such as the VMware product line, over the next five years as follows: HP will pre-pay $65 million to EMC prior to the beginning of each of five consecutive periods (“Purchase Periods”). The Purchase Periods begin on September 1, 2005, December 1, 2006, December 1, 2007, December 1, 2008 and December 1, 2009. The pre-payments will be made on August 29, 2005, November 29, 2006, November 29, 2007, November 29, 2008 and November 30, 2009. During each Purchase Period, HP may use its pre-payment as credit for product and services purchases from EMC for HP’s resale or internal use. Unused credits will expire at the end of each Purchase Period. For purposes of computing the amount of credit applied per dollar of EMC products that HP purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

If EMC purchases HP products or services during the Purchase Periods, HP will be required to make an equivalent amount of additional product or services purchases from EMC of up to an aggregate amount of $108 million over five years, with caps for each Purchase Period as follows: $10.8 million for the first Purchase Period, $21.7 million for each of the second, third and fourth Purchase Periods and $32.5 million for the final Purchase Period. If HP does not make the required amount of additional purchases of EMC products and services attributable to such Purchase Period, HP will be required to pay the difference to EMC in cash. For purposes of computing the amount of credit applied per dollar of HP products that EMC purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

We are a party to various other litigation matters which we consider routine and incidental to our business.

Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

For the Three Months Ended	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Consolidated
September 30, 2005
Systems revenues	$1,091,881	$—	$—	$—	$—	$1,091,881
Software license revenues	284,446	—	239,106	71,844	—	595,396
Services revenues	—	471,955	169,860	29,416	7,234	678,465
Total revenues	$1,376,327	$471,955	$408,966	$101,260	$7,234	$2,365,742
Gross profit	$606,828	$260,312	$323,949	$83,097	$3,431	$1,277,617
Gross profit percentage	44.1%	55.2%	79.2%	82.1%	47.4%	54.0%

September 30, 2004
Systems revenues	$948,938	$—	$—	$—	$—	$948,938
Software license revenues	275,851	—	212,383	49,746	—	537,980
Services revenues	—	378,284	138,500	10,874	14,303	541,961
Total revenues	$1,224,789	$378,284	$350,883	$60,620	$14,303	$2,028,879
Gross profit	$517,400	$192,872	$277,033	$48,722	$7,174	$1,043,201
Gross profit percentage	42.2%	51.0%	79.0%	80.4%	50.2%	51.4%

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Nine Months Ended	Information Storage Products	Information Storage and Management Services	EMC Software Group Products and Services	VMware Products and Services	Other Businesses	Consolidated
September 30, 2005
Systems revenues	$3,186,577	$—	$—	$—	$—	$3,186,577
Software license revenues	881,758	—	727,728	200,047	—	1,809,533
Services revenues	—	1,368,656	490,829	72,230	25,863	1,957,578
Total revenues	$4,068,335	$1,368,656	$1,218,557	$272,277	$25,863	$6,953,688
Gross profit	$1,782,756	$732,861	$958,803	$221,861	$12,200	$3,708,480
Gross profit percentage	43.8%	53.5%	78.7%	81.5%	47.2%	53.3%

September 30, 2004
Systems revenues	$2,774,124	$—	$—	$—	$—	$2,774,124
Software license revenues	790,153	—	635,287	121,729	—	1,547,169
Services revenues	—	1,081,959	391,920	25,383	51,137	1,550,399
Total revenues	$3,564,277	$1,081,959	$1,027,207	$147,112	$51,137	$5,871,692
Gross profit	$1,485,671	$549,781	$800,595	$115,658	$27,090	$2,978,795
Gross profit percentage	41.7%	50.8%	77.9%	78.6%	53.0%	50.7%

Our revenue is attributed to geographic areas according to the location of customers. Revenues by geographic area are set forth in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
United States	$1,369,690	$1,171,291	$3,979,586	$3,329,386
Canada	31,182	27,171	102,492	84,878
Europe, Middle East, Africa	638,785	549,836	1,942,933	1,657,135
Asia Pacific	265,204	232,229	770,753	674,737
Latin America	60,881	48,352	157,924	125,556
Total	$2,365,742	$2,028,879	$6,953,688	$5,871,692

No single country other than the United States accounted for 10% or more of revenues during the three or nine months ended September 30, 2005 or September 30, 2004.

At September 30, 2005, long-lived assets, excluding financial instruments and deferred tax assets, were $6,060.1 million in the United States and $271.9 million internationally. At December 31, 2004, the long-lived assets, excluding financial instruments and deferred tax assets, were $5,602.4 million in the United States and $262.3 million internationally. No single country other than the United States accounted for 10% or more of these assets at September 30, 2005 or December 31, 2004.

For both the three and nine months ended September 30, 2005, Dell Inc. accounted for 11.1% of our total revenues.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Restructuring and Other Special Charges

Charges for the Three and Nine Months Ended September 30, 2005

During the three and nine months ended September 30, 2005, we recorded $5.8 million and $6.8 million, respectively, in restructuring charges. The $5.8 million recognized in the third quarter of 2005 represents adjustments to restructuring charges recognized in prior years for additional costs associated with excess facilities, net of a reduction of our severance accrual for charges taken in prior years. The remaining $1.0 million of restructuring and other special charges recognized during the nine months ended September 30, 2005 were recognized in the first quarter of 2005 and consisted of an IPR&D charge of $3.1 million associated with the Smarts acquisition, partially offset by a net restructuring reduction of $2.1 million. See Note 2. The net restructuring reduction included an aggregate of $5.2 million of reductions associated with our prior restructuring programs partially offset by a $3.1 million provision for employee termination benefits for individuals in our EMC Software Group products and services segment. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities.

The workforce reduction recognized in the first quarter of 2005 impacted approximately 60 individuals across our major business functions. The expected cash impact of the workforce reduction is $3.1 million, of which $0.4 million and $1.4 million were paid in the three and nine month periods ended September 30, 2005, respectively. Approximately 84% of such employees were based in North America and the remainder were based in Europe. As of September 30, 2005, the reduction in force had been substantially completed. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2006.

Additionally, from 1998 through 2004, we implemented several restructuring programs. The activity for these restructuring programs, including the adjustments made in 2005 for the three and nine months ended September 30, 2005, is presented below (tables in thousands):

Three Months Ended September 30, 2005

Category	Balance as of June 30, 2005	Additions (Reductions) to the Provision	Current Utilization	Balance as of September 30, 2005
Workforce reduction	$13,987	$(1,000)	$(3,245)	$9,742
Consolidation of excess facilities	69,318	6,849	(5,566)	70,601
Other contractual obligations	2,327	—	—	2,327
Total	$85,632	$5,849	$(8,811)	$82,670

Nine Months Ended September 30, 2005

Category	Balance as of December 31, 2004	Additions (Reductions) to the Provision	Current Utilization	Balance as of September 30, 2005
Workforce reduction	$19,680	$(786)	$(9,152)	$9,742
Consolidation of excess facilities	92,943	1,623	(23,966)	70,601
Other contractual obligations	2,639	(244)	(68)	2,327
Total	$115,262	$593	$(33,186)	$82,670

The increase in the provision for the consolidation of excess facilities for the three months ended September 30, 2005 was attributable to lower than expected sublease rentals.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Charges for the Nine Months Ended September 30, 2004

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

The components of net periodic benefit credit of the Data General U.S. pension plan are as follows (tables in thousands):

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Interest cost	$4,741	$4,617
Expected return on plan assets	(7,050)	(6,625)
Amortization of transition asset	(153)	(213)
Recognized actuarial loss	1,589	1,372
Net periodic benefit credit	$(873)	$(849)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Interest cost	$14,222	$13,851
Expected return on plan assets	(21,151)	(19,875)
Amortization of transition asset	(458)	(641)
Recognized actuarial loss	4,768	4,116
Net periodic benefit credit	$(2,619)	$(2,549)

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost of the plan are as follows (tables in thousands):

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Interest cost	$60	$69
Expected return on plan assets	(7)	(8)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	(10)	(11)
Net periodic benefit cost	$18	$25

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Interest cost	$180	$207
Expected return on plan assets	(22)	(24)
Amortization of transition asset	(75)	(75)
Recognized actuarial gain	(30)	(33)
Net periodic benefit cost	$53	$75

11.	Stockholders’ Equity

Stock Option Plans

In May 2005, our shareholders approved amendments to the 2003 Plan which (i) increased by 100.0 million the number of shares of common stock available for grant under the 2003 Plan and (ii) increased the number of shares which may be issued pursuant to awards of restricted stock and/or restricted stock units to 30% of the total authorized shares under the 2003 Plan.

During the nine months ended September 30, 2005, 10.2 million shares of restricted stock were granted under the 2003 Plan. A majority of these shares were granted to employees of VMware as restricted stock awards designed to retain and motivate highly qualified personnel. The shares of restricted stock granted to VMware employees cliff vest at the end of five years; however, in the event that certain performance-related criteria are met, the vesting accelerates. All restricted stock awards are recorded as deferred compensation and are being amortized over the vesting period of the awards.

Common Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to 300.0 million shares of our common stock. The purchased shares will be available for various corporate purposes, including our stock option and employee stock purchase plans. We repurchased 45.1 million shares at a cost of $603.4 million during the nine months ended September 30, 2005. As of September 30, 2005, we had reacquired a total of 153.7 million shares at a cost of $1,658.3 million.

12.	Income Taxes

Our effective income tax rate was 0.6% for the three months ended September 30, 2005, and 17.0% for the nine months ended September 30, 2005. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three and nine months ended September 30, 2005, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and nine month periods

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ended September 30, 2005, we recognized a $105.7 million and $113.1 million benefit, respectively, resulting from the favorable resolution of certain income tax audits and expiration of statutes of limitations. Partially offsetting this benefit for the nine months ended September 30, 2005 was a non-deductible IPR&D charge of $3.1 million incurred in connection with the Smarts acquisition.

Our effective income tax rate was 29.0% for the three months ended September 30, 2004, and 29.6% for the nine months ended September 30, 2004. The effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 million incurred in connection with the VMware acquisition during the nine months ended September 30, 2004.

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

The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In October 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $3.0 billion in foreign earnings. The repatriation will be completed by December 31, 2005.

The repatriation will result in a fourth quarter tax expense of up to approximately $200 million. Had the repatriation been recorded in the quarter ended September 30, 2005, net income would have been approximately $221.7 million and basic and diluted earnings per share would have been approximately $0.09.

13.	Subsequent Event

In October 2005, we entered into a definitive agreement to acquire all of the outstanding capital stock of Captiva Software Corporation (“Captiva”). Under the agreement, we will pay $22.25 per share in cash or approximately $275 million, which is net of Captiva’s cash balance. Captiva is a leading provider of input management solutions which provide for the conversion of paper-based information to digital formats. The acquisition extends our enterprise content management offerings by addressing the early stages of information lifecycle management, including information capture, digitization and categorization. The acquisition is subject to regulatory and Captiva shareholder approval. We expect the transaction to be completed in either late 2005 or early 2006.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2005. The following discussion contains forward-looking statements and should also be read in conjunction with “FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 31. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our operating income as a percentage of revenues increased from 11.6% for the nine months ended September 30, 2004 to 15.2% for the nine months ended September 30, 2005. Our efforts in 2004 and 2005 have been primarily focused on improving operating margins by increasing gross margins and reducing operating expenses as a percentage of revenues. Additionally, we have been expanding our portfolio of offerings to satisfy our customers’ requirements. We plan to continue to focus our efforts in 2005 on improving our operating and gross margins and expanding our product offerings. One of our objectives is to increase operating income as a percentage of revenues to the high teens in the fourth quarter of 2005.

Results of Operations

Revenues

The following table presents revenues by our segments. Certain columns may not add due to rounding:

	For the Three Months Ended
	September 30, 2005	September 30, 2004	$ Change	% Change
Information storage products	$1,376.3	$1,224.8	$151.5	12%
Information storage and management services	472.0	378.3	93.7	25
EMC Software Group products and services	409.0	350.9	58.1	17
VMware products and services	101.3	60.6	40.7	67
Other businesses	7.2	14.3	(7.1)	(50)
Total revenues	$2,365.7	$2,028.9	$336.8	17%

	For the Nine Months Ended
	September 30, 2005	September 30, 2004	$ Change	% Change
Information storage products	$4,068.3	$3,564.3	$504.0	14%
Information storage and management services	1,368.7	1,082.0	286.7	26
EMC Software Group products and services	1,218.6	1,027.2	191.4	19
VMware products and services	272.3	147.1	125.2	85
Other businesses	25.9	51.1	(25.2)	(49)
Total revenues	$6,953.7	$5,871.7	$1,082.0	18%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Information storage products revenues include information storage systems and information storage software license revenues. Information storage systems revenues were $1,091.9 and $948.9 for the third quarters of 2005 and 2004, respectively, representing an increase of 15%, and were $3,186.6 and $2,774.1 for the first nine months of 2005 and 2004, respectively, also representing an increase of 15%. The increases were due to greater demand for these products attributable to wider customer acceptance of information lifecycle management-based solutions, increased demand for IT infrastructure products and enhanced distribution channels. Information storage software license revenues were $284.4 and $275.9 for the third quarters of 2005 and 2004, respectively, representing an increase of 3%, and were $881.8 and $790.2 for the first nine months of 2005 and 2004, respectively, representing an increase of 12%. Information storage software license revenues consist of revenues from platform-based software whose operation generally controls and enables functions that take place within an EMC storage system. The increases in information storage software license revenues were attributable to expanded product offerings, a greater demand for software to manage increasingly complex high-end and midrange networked storage environments and enhanced distribution channels. The increase for the third quarter of 2005 is lower compared to the increase for the nine months ended September 30, 2005 as a result of a change in the mix of information storage systems sold resulting in more units with a lower software content.

Information storage and management services revenues include platform-based software maintenance revenues, systems maintenance revenues and professional services revenues. Information storage and management services revenues increased due to greater demand for professional services, largely to support and implement information lifecycle management-based solutions. Additionally, increased demand for both software and system maintenance contracts associated with increased sales of information storage products contributed to the revenue increases.

EMC Software Group products and services revenues increased due to greater demand for backup and archive software, resource management software, content management software and related maintenance and other services revenues. Software license revenues increased 13% from $212.4 for the third quarter of 2004 to $239.1 for the third quarter of 2005, and increased 15% from $635.3 for the first nine months of 2004 to $727.7 for the first nine months of 2005. Related services revenues increased 23% from $138.5 for the third quarter of 2004 to $169.9 for the third quarter of 2005, and increased 25% from $391.9 for the first nine months of 2004 to $490.9 for the first nine months of 2005. The growth in services revenues was primarily due to increased software maintenance revenues.

The increases in VMware products and services revenues were attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. License revenues increased 44% from $49.7 for the third quarter of 2004 to $71.8 for the third quarter of 2005, and increased 64% from $121.7 for the first nine months of 2004 to $200.0 for the first nine months of 2005. Maintenance and other services revenues increased 171% from $10.9 for the third quarter of 2004 to $29.4 for the third quarter of 2005, and increased 185% from $25.4 for the first nine months of 2004 to $72.2 for the first nine months of 2005. The growth in services revenues was primarily due to increased software maintenance revenues.

Other businesses revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future quarters as we have discontinued selling AViiON servers.

Revenues by geography were as follows:

	For the Three Months Ended
	September 30, 2005	September 30, 2004	Percentage Change
North America, excluding Mexico	$1,400.9	$1,198.5	17%
Europe, Middle East and Africa	638.8	549.8	16
Asia Pacific	265.2	232.2	14
Latin America and Mexico	60.8	48.4	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004	Percentage Change
North America, excluding Mexico	$4,082.1	$3,414.3	20%
Europe, Middle East and Africa	1,942.9	1,657.1	17
Asia Pacific	770.8	674.7	14
Latin America and Mexico	157.9	125.6	26

Revenue increased in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 in all geographies due to greater demand for our products and services and enhanced distribution channels. Changes in exchange rates favorably impacted consolidated revenue growth by 0.6% and 1.3% for the three and nine months ended September 30, 2005, respectively. The impact of the change in rates was most significant in the European market on a year-to-date basis and primarily in Brazil for the quarter ended September 30, 2005.

For 2005, we expect our consolidated revenues to grow at approximately 17% over 2004. However, our revenues could be negatively impacted by a number of factors, including the economy, demand for IT infrastructure, product availability, competitive factors and changes in exchange rates.

Costs and expenses

The following tables present our costs, gross margins, expenses and net income. Certain columns may not add due to rounding.

	For the Three Months Ended
	September 30, 2005	September 30, 2004	$ Change	% Change
Cost of revenue:
Information storage products	$769.5	$707.4	$62.1	9%
Information storage and management services	211.6	185.4	26.2	14
EMC Software Group products and services	85.0	73.9	11.1	15
VMware products and services	18.2	11.9	6.3	53
Other businesses	3.8	7.1	(3.3)	(46)
Total cost of revenue	1,088.1	985.7	102.4	10
Gross margins:
Information storage products	606.8	517.4	89.4	17
Information storage and management services	260.3	192.9	67.4	35
EMC Software Group products and services	324.0	277.0	47.0	17
VMware products and services	83.1	48.7	34.4	71
Other businesses	3.4	7.2	(3.8)	(53)
Total gross margins	1,277.6	1,043.2	234.4	22
Operating expenses:
Research and development	254.7	215.7	39.0	18
Selling, general and administrative	641.2	557.5	83.7	15
Restructuring and other special charges	5.8	—	(5.8)	(100)
Total operating expenses	901.7	773.2	128.5	17
Operating income	375.8	270.0	105.8	39
Investment income, interest expense, and other expense, net	48.5	36.9	11.6	31
Income before income taxes	424.3	307.0	117.3	38
Income tax provision	2.6	89.0	86.4	97
Net income	$421.7	$218.0	$203.7	93%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004	$ Change	% Change
Cost of revenue:
Information storage products	$2,285.6	$2,078.6	$207.0	10%
Information storage and management services	635.8	532.2	103.6	19
EMC Software Group products and services	259.7	226.6	33.1	15
VMware products and services	50.4	31.5	18.9	60
Other businesses	13.7	24.0	(10.3)	(43)
Total cost of revenue	3,245.2	2,892.9	352.3	12
Gross margins:
Information storage products	1,782.8	1,485.7	297.1	20
Information storage and management services	732.8	549.8	183.0	33
EMC Software Group products and services	958.8	800.6	158.2	20
VMware products and services	221.9	115.7	106.2	92
Other businesses	12.2	27.1	(14.9)	(55)
Total gross margins	3,708.5	2,978.8	729.7	24
Operating expenses:
Research and development	742.4	625.4	117.0	19
Selling, general and administrative	1,899.6	1,640.9	258.7	16
Restructuring and other special charges	6.8	32.7	(25.9)	(79)
Total operating expenses	2,648.8	2,299.0	349.8	15
Operating income	1,059.7	679.8	379.9	56
Investment income, interest expense, and other expense, net	127.6	102.3	25.3	25
Income before income taxes	1,187.3	782.1	405.2	52
Income tax provision	202.4	231.4	(29.0)	13
Net income	$984.8	$550.6	$434.3	79%

Gross Margins

Information storage products gross margin percentages were 44.1% and 42.2% for the third quarters of 2005 and 2004, respectively, and were 43.8% and 41.7% for the first nine months of 2005 and 2004, respectively. The increases in the gross margin percentages were attributable to achieving higher sales volumes while reducing component costs as a percentage of revenues, partially offset by a reduction in the mix of software license revenues to total revenues.

The gross margin percentages for information storage and management services were 55.2% and 51.0% for the third quarters of 2005 and 2004, respectively, and were 53.5% and 50.8% for the first nine months of 2005 and 2004, respectively. The gross margin improvements were driven by a shift in the mix of our maintenance services offerings with a greater proportion of revenues being derived from software maintenance contracts compared to systems maintenance contracts. Software maintenance contracts provide a higher gross margin than systems maintenance contracts. Improvements in the gross margins earned from professional services also contributed to the increase in gross margin percentage. The gross margin for professional services improved due to the mix of services provided with an increase in higher value services.

The gross margin percentages for the EMC Software Group products and services segment were 79.2% and 79.0% for the third quarters of 2005 and 2004, respectively, and 78.7% and 77.9% for the first nine months of 2005 and 2004, respectively. The increases in the gross margin percentages were primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

attributable to a more efficient cost structure for software maintenance and professional services offerings. For the nine months ended September 30, 2005, this increase was partially offset by a greater proportion of revenues being derived from services contracts compared to software licenses. Software licenses provide a higher gross margin than services.

The gross margin percentages for the VMware products and services segment were 82.1% and 80.4% for the third quarters of 2005 and 2004, respectively, and were 81.5% and 78.6% for the first nine months of 2005 and 2004, respectively. The gross margin improvements were attributable to achieving higher sales volumes while controlling our operating cost structure. Additionally, amortization expense associated with acquired intangible assets was spread over a larger revenue base, resulting in margin improvement. Partially offsetting these improvements in the gross margin percentages was a shift in the mix of software license revenue and services revenues, with a greater proportion of revenues being derived from services.

The gross margin percentages for other businesses were 47.4% and 50.2% for the third quarters of 2005 and 2004, respectively, and were 47.2% and 53.0% for the first nine months of 2005 and 2004, respectively. The decreases in the gross margin percentages resulted from declining revenues in this segment as the volume of AViiON maintenance contracts decreased.

Research and Development

As a percentage of revenues, research and development (“R&D”) expenses were 10.8% and 10.6% for the third quarters of 2005 and 2004, respectively, and were 10.7% for the first nine months of 2005 and 2004. In addition, we spent $38.7 and $40.2 in the third quarters of 2005 and 2004, respectively, and $121.2 and $126.6 in the first nine months of 2005 and 2004, respectively, on software development costs which were capitalized. R&D spending includes enhancements to our software and information storage systems. R&D expenses increased from $215.7 in the third quarter of 2004 to $254.7 in the third quarter of 2005 and increased from $625.4 in the first nine months of 2004 to $742.4 in the first nine months of 2005. The increases in R&D expenses were primarily attributable to increased headcount and related compensation costs to further enhance our development efforts on both software and systems.

Selling, General and Administrative

As a result of our focus on controlling costs, selling, general and administrative (“SG&A”) expenses grew at a slower rate than revenue during the three and nine months ended September 30, 2005. As a percentage of revenues, SG&A expenses were 27.1% and 27.5% for the third quarters of 2005 and 2004, respectively, and were 27.3% and 27.9% for the first nine months of 2005 and 2004, respectively. In absolute dollars, SG&A expenses increased from $557.5 in the third quarter of 2004 to $641.2 in the third quarter of 2005 and increased from $1,640.9 in the first nine months of 2004 to $1,899.6 in the first nine months of 2005. The increases in SG&A expenses were primarily attributed to higher selling costs associated with the growth in revenues, the acquisition of Smarts in February 2005 and higher levels of general and administrative expenses to support the overall growth in the business.

Restructuring and Other Special Charges

Charges for the Three and Nine Months Ended September 30, 2005

During the three and nine months ended September 30, 2005, we recorded $5.8 and $6.8, respectively, in restructuring charges. The $5.8 recognized in the third quarter of 2005 represents adjustments to restructuring charges recognized in prior years for additional costs associated with excess facilities, net of a reduction of our severance accrual of charges taken in prior years. The remaining $1.0 of restructuring and other special charges recognized during the nine months ended September 30, 2005 were recognized in the first quarter of 2005 and consisted of an IPR&D charge of $3.1 associated with the Smarts acquisition, partially offset by a net restructuring reduction of $2.1. The net restructuring reduction included an aggregate of $5.2 of reductions

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

associated with our prior restructuring programs partially offset by a $3.1 provision for employee termination benefits for individuals in our EMC Software Group products and services segment. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities.

The workforce reduction recognized in the first quarter of 2005 impacted approximately 60 individuals across our major business functions. The expected cash impact of the workforce reduction is $3.1, of which $0.4 and $1.4 were paid in the three and nine month periods ended September 30, 2005, respectively. Approximately 84% of such employees were based in North America and the remainder were based in Europe. As of September 30, 2005, the reduction in force had been substantially completed. The remaining cash expenditures relating to workforce reduction are expected to be substantially paid by the end of 2006.

From 1998 through 2004, we implemented several restructuring programs. The activity for these restructuring programs including the adjustments made in 2005 for the three and nine months ended September 30, 2005 is presented below:

Three Months Ended September 30, 2005

Category	Balance as of June 30, 2005	Additions (Reductions) to the Provision	Current Utilization	Balance as of September 30, 2005
Workforce reduction	$14.0	$(1.0)	$(3.2)	$9.8
Consolidation of excess facilities	69.3	6.8	(5.6)	70.6
Other contractual obligations	2.3	—	—	2.3
Total	$85.6	$5.8	$(8.8)	$82.6

Nine Months Ended September 30, 2005

Category	Balance as of December 31, 2004	Additions (Reductions) to the Provision	Current Utilization	Balance as of September 30, 2005
Workforce reduction	$19.6	$(0.8)	$(9.1)	$9.8
Consolidation of excess facilities	93.0	1.6	(24.0)	70.6
Other contractual obligations	2.6	(0.3)	—	2.3
Total	$115.2	$0.6	$(33.1)	$82.6

The increase in the provision for the consolidation of excess facilities for the three months ended September 30, 2005 was attributable to lower than expected sublease rentals.

Charges for the Nine Months Ended September 30, 2004

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

Investment Income

     Investment income increased to $48.0 for the third quarter of 2005 from $38.4 for the third quarter of 2004 and increased to $134.5 for the first nine months of 2005 from $115.4 for the first nine months of 2004. The increases were due to higher yields and a larger outstanding investment balance, partially offset by realized losses from the sale of investments. The weighted average return on investments, excluding realized gains and losses, was 3.5% and 2.7% for the third quarters of 2005 and 2004, respectively, and was 3.3% and 2.5% for the first nine months of 2005 and 2004, respectively. Realized losses were $16.6 and $5.1 for the third quarters of 2005 and 2004, respectively, and were $43.2 and $5.3 for the first nine months of 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Other Income (Expense), net

Other income, net was $2.5 for the third quarter of 2005 compared to $0.5 for the third quarter of 2004. Other expense, net was $(0.9) for the first nine months of 2005 compared to $(7.5) for the first nine months of 2004. The improvements in both periods were primarily due to lower foreign currency losses.

Provision for Income Taxes

Our effective income tax rate was 0.6% for the three months ended September 30, 2005, and 17.0% for the nine months ended September 30, 2005. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the three and nine months ended September 30, 2005, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and nine month periods ended September 30, 2005, we recognized a $105.7 and $113.1 benefit, respectively, resulting from the favorable resolution of certain income tax audits and expiration of statutes of limitations. Partially offsetting this benefit for the nine months ended September 30, 2005 was a non-deductible IPR&D charge of $3.1 incurred in connection with the Smarts acquisition.

Our effective income tax rate was 29.0% for the three months ended September 30, 2004, and 29.6% for the nine months ended September 30, 2004. The effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Partially offsetting this benefit were non-deductible IPR&D charges of $15.2 incurred in connection with the VMware acquisition during the nine months ended September 30, 2004.

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

The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In October 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $3,000.0 in foreign earnings. The repatriation will be completed by December 31, 2005.

The repatriation will result in a fourth quarter tax expense of up to approximately $200.0. Had the repatriation been recorded in the quarter ended September 30, 2005, net income would have been approximately $221.7 and basic and diluted earnings per share would have been approximately $0.09.

Financial Condition

Cash and cash equivalents and short and long-term investments were $7,620.4 and $7,440.8 at September 30, 2005 and December 31, 2004, respectively, an increase of $179.6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Cash provided by operating activities for the first nine months of 2005 was $1,619.2 compared to $1,453.2 for the first nine months of 2004. Cash received from customers was $7,149.4 and $6,090.4 for the first nine months of 2005 and 2004, respectively. The increase was attributable to higher sales volume and greater proceeds for future maintenance contracts. Additionally, we received $65.0 from Hewlett-Packard Company (“HP”) for future product purchases in connection with the settlement of all outstanding patent litigation between us and HP announced in May 2005. Cash paid to suppliers and employees was $5,646.1 and $4,680.5 for the first nine months of 2005 and 2004, respectively. The increase was partially attributable to higher headcount associated with the acquisitions of Dantz Development Corporation in 2004, Smarts and Rainfinity, Inc. (“Rainfinity”) in 2005 and the general growth of the business. Additionally, greater levels of component purchases to meet customer demand for information storage systems contributed to the increased amount of payments to suppliers. As part of our transition plan for our new high end storage system product line announced in July 2005, we also began increasing the inventory levels for such new products at the end of the second quarter of 2005 that continued through the third quarter of 2005. Cash received from dividends and interest was $184.1 and $113.7 for the first nine months of 2005 and 2004, respectively. The increase was due to higher rates of return earned on our investments and higher average investment balances. In the first nine months of 2005 and 2004, we paid $61.2 and $65.6, respectively, in income taxes.

Cash used for investing activities was $1,138.3 for the first nine months of 2005, compared to $1,510.5 for the first nine months of 2004. In the first nine months of 2005, we acquired all the outstanding shares of Smarts for $256.1, and Rainfinity for $87.8, net of cash received. In the first nine months of 2004, we acquired all the outstanding shares of VMware for $537.7, net of cash received. Capital additions were $418.9 and $259.9 for the first nine months of 2005 and 2004, respectively. The increase in capital additions was primarily due to greater infrastructure to support the overall growth of the business. Depreciation and amortization expense on property, plant and equipment and intangible assets increased from $450.9 for the first nine months of 2004 to $474.9 for the first nine months of 2005. The increase was primarily due to incremental amortization associated with capitalized software made available for resale, greater depreciation associated with our investment in property, plant and equipment and incremental intangible amortization expense associated with acquisitions. Net purchases and (maturities) of investments, consisting primarily of debt securities, were $(240.0) and $(522.0) for the first nine months of 2005 and 2004, respectively.

In addition, we entered into a definitive agreement in October 2005 to acquire all of the outstanding capital stock of Captiva Software Corporation (“Captiva”) for approximately $275.0, which is net of Captiva’s cash balance. The acquisition is subject to regulatory and Captiva shareholder approval. We expect the transaction to be completed in either late 2005 or early 2006.

Amortization of deferred compensation increased to $56.7 for the first nine months of 2005 from $40.3 for the first nine months of 2004. The increase was attributable to the issuance of restricted stock to certain employees, partially offset by reduced levels of amortization expense associated with unvested stock options exchanged in connection with acquisitions. We expect the amount of amortization to increase in future periods as we issue additional shares of restricted stock.

Cash used for financing activities was $453.5 for the first nine months of 2005 compared to $309.4 for the first nine months of 2004. During the first nine months of 2005 we repurchased 45.1 million shares of our common stock at a cost of $603.4. During the first nine months of 2004 we repurchased 37.0 million shares of our common stock at a cost of $417.6. We generated $152.8 and $115.3 in the first nine months of 2005 and 2004, respectively, from the exercise of stock options and the purchase of shares under the employee stock purchase plan. We intend to purchase approximately $400.0 of our common stock in the fourth quarter of 2005.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

We have available for use a credit line of $50.0 in the United States. As of September 30, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2005, we were in compliance with the covenants.

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

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation to be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005, and is not expected to have a material impact on our financial position or results of operations.

In June 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 will not have a material impact on our financial position or results of operations.

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective for the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. FAS 143-1 is not expected to have a material impact on our financial position or results of operations.

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

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2005

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[3]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	7,584,056	[1]	$14.07	7,500,000	163,035,900
August 1, 2005 – August 31, 2005	14,767,500		$13.61	14,767,500	148,268,400
September 1, 2005 – September 30, 2005	2,003,969	[2]	$13.01	2,000,000	146,268,400
Total	24,355,525		$13.70	24,267,500	146,268,400

[1]	Includes an aggregate of 84,056 shares acquired from employees for tax withholding purposes.
[2]	Includes an aggregate of 3,969 shares acquired from employees for tax withholding purposes.
[3]	All shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. The repurchase program does not have a termination date. In addition, in May 2001, our Board authorized the repurchase of up to 50.0 million shares of our common stock, which shares were repurchased in 2001 and 2002.

Item 6.	Exhibits

(a)	Exhibits

See index to Exhibits on page 41 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: October 28, 2005	By: /s/ William J. Teuber, Jr. William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 31, 1988 (No. 0-14367).