Form 10-K
period 2005-12-31
EMC CORP
filed 2006-03-06
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005	Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $32,941,372,445 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2006 was 2,376,750,510.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2006.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2006. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A (Risk Factors). We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1.    BUSINESS

General

EMC Corporation and its subsidiaries develop and deliver open, flexible information infrastructures, offering a wide range of systems, software, services and solutions that help organizations extract greater value from their information and get the most out of their information technology (IT) assets.

EMC develops solutions for customers to manage information intelligently based on its changing value to an organization over time. With a strategy known as information lifecycle management (ILM), we help individuals and organizations store, manage, protect, secure, move and share information to collaborate, solve problems, save money, exploit new opportunities, comply with regulations and policies and improve operational results. ILM simultaneously lowers the cost and reduces the risk of managing information, no matter what format it is in – documents, images or e-mail – as well as the data that resides in databases.

We also provide specialized virtual infrastructure and resource management software. Virtual infrastructure helps organizations respond to changing IT requirements by dynamically altering their computing and storage environments with flexible virtualization technologies. Resource management allows organizations to better understand, manage and automate the operation of their information infrastructure.

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

Products and Offerings

Our principal segments comprise EMC information storage products, EMC multi-platform software, EMC services and VMware.

EMC Information Storage Products Segment

EMC information storage products are composed of information storage systems and platform-based software.

Information Storage Systems

We offer a wide range of networked information storage systems to meet the specific needs of our customers in terms of performance, functionality, scalability, data availability and cost. Our information storage systems can be deployed in a storage area network (SAN), networked attached storage (NAS), content addressed storage (CAS) or direct attached storage environment. Our portfolio of systems ranges from the EMC CLARiiON AX100 system on the low end to the EMC Symmetrix DMX-3 3000 system on the high end. At their respective price points, we believe that our networked information storage systems offer the highest levels of functionality, performance and availability in the information storage market.

EMC Symmetrix Systems

Our EMC Symmetrix family of high-end networked storage systems delivers the highest levels of functionality, performance, data availability and information protection. These systems are based upon our Direct Matrix Architecture, which enables us to cost-effectively increase performance, availability, functionality and scalability. Our Symmetrix systems operate in conjunction with our platform and multi-platform storage management software products.

In 2005, we introduced the DMX-3, our most robust product in the Symmetrix DMX series. This system complements the DMX-2 product line by enabling hyper-consolidation with incremental scalability. The DMX-3 provides customers with the ability to allocate information to different tiers or classes of storage within a single enclosure and features increased processing power, new memory technology and support for low cost Fibre Channel disk drives. By leveraging the Direct Matrix Architecture, the DMX-3 provides twice the internal bandwidth of the DMX-2. The new system can scale to one petabyte (1,024 terabytes) of capacity and supports up to 2,400 disk drives.

We intend to continue to enhance our Symmetrix family of systems with additional features and capabilities.

EMC CLARiiON Systems

Our EMC CLARiiON family of mid-tier networked storage systems is based on a modular design, providing for flexible levels of functionality, performance, scalability and availability. These systems are offered with integrated advanced technology attachment (ATA) and Fibre Channel disk drives and are available in different configurations. As a result, our CLARiiON networked storage systems give customers more choices, enabling our customers to meet differing performance requirements at varying price points. These systems also enable them to bring their formerly offline, tape-based data online to improve accessibility and extend such data’s useful life. Our CLARiiON systems operate in conjunction with our platform and multi-platform storage management software products.

In 2005, we introduced new versions of our EMC CLARiiON series, including major enhancements to the CX series and native iSCSI support. The CLARiiON CX300, CX500 and CX700 systems utilize new technology and cost-effective replication options to provide customers with improved performance, reliability and availability. By adding iSCSI support to the CLARiiON AX100i, CX300i and CX500i systems, customers can leverage their existing IP network infrastructures to enable low-cost SANs.

We also introduced new models of the EMC CLARiiON Disk Library in 2005, which combine the power and reliability of CLARiiON technology with cost-efficient ATA disk drives and compatible tape library emulation, offering the immediate benefits of backup-to-disk. The new systems deliver twice the performance and capacity of the previous generation, scaling to 348 terabytes of capacity.

We intend to continue to enhance our CLARiiON family of systems with additional features and capabilities.

EMC Celerra Network Attached Storage Products

Our EMC Celerra family of NAS products range from the mid-range to the high-end of the market. Celerra NAS systems are available both as a front-end NAS system or “gateway” able to leverage the networked Symmetrix or CLARiiON storage systems that customers already utilize, and as a single, integrated enclosure with a CLARiiON storage system.

In 2005, we introduced the fastest, most advanced NAS system in the world, the EMC Celerra NSX NAS gateway. This product delivers industry-leading performance, supports a maximum capacity of 112 terabytes and pools SAN-based storage, offering improved utilization, flexibility and scale while leveraging existing SAN investments.

We intend to continue to enhance our Celerra NAS family of solutions with additional features and capabilities.

EMC Centera Systems – Content Addressed Storage Products

We offer the EMC Centera Content Addressed Storage system to meet the requirements of “fixed content.” We define fixed content as information whose value lies in part in its unchanging nature, such as digital x-rays and other medical records, movies, check images and e-mail correspondence. Centera eliminates the need for applications to be aware of the physical location of information, regardless of scale, from terabytes to petabytes, thereby simplifying the task of having applications access and manage huge numbers of objects. Centera is also optimized to help customers meet compliance and regulatory commitments. Centera is integrated by third parties with their software applications and is generally sold as part of a joint solution.

In 2005, we expanded the Centera family of content-addressed storage to the mid-size enterprise market with the Centera 4-node configuration. We also introduced unique software to help customers more effectively search, retrieve and utilize active enterprise archives created with Centera.

We intend to continue to enhance and improve our Centera system with additional features and capabilities, as well as add new partners to expand the number of applications integrated with Centera.

EMC Connectrix Systems – Storage Area Network Products

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

In 2005, we expanded the Connectrix family with the addition of several new models to further help customers of all sizes consolidate their networked storage systems, improve total cost of ownership and tier their storage environments as they implement an ILM strategy.

We intend to continue to enhance our Connectrix family of switches and directors with additional features and capabilities.

Platform-based Software

Our platform-based software generally controls and enables functions that take place within the EMC networked storage system, such as replication, optimization and data movement. We are the leading supplier of platform-based software for local and remote replication such as EMC SRDF and EMC TimeFinder products, which customers use to protect and share data across varied distances.

We intend to continue to enhance our platform-based software with additional features and capabilities.

EMC Multi-platform Software Segment

EMC multi-platform software helps customers better store, manage, protect and share their rapidly increasing volumes of information in increasingly complex IT environments. Included in this segment are the following types of software:

•	Resource management software, which allows customers to increase their efficiency by automating the management of their information infrastructure. This includes:
•	EMC PowerPath, EMC ControlCenter and EMC Visual families, which provide storage resource management capabilities to EMC and non-EMC platforms.
•	EMC Smarts product family, which provides root cause analysis across complex IT environments.
•	New EMC Invista and EMC RainStorage platforms, which allow customers to create a dynamic environment in which physical storage and file resources can be moved and changed rapidly and non-disruptively.

•	Backup and archive software, which includes all EMC software that provides organizations with a powerful, effective way to archive, protect and recover data as well as comply with government regulations. This includes:
•	EMC NetWorker, EMC Replication Manager, EMC RecoverPoint, EMC Dantz Retrospect, EMC AlphaStor and EMC BackupAdvisor families, which provide timely and reliable recovery and replication of data for all operating systems and critical applications in organizations ranging from small and midsize businesses to the largest enterprises.
•	EMC AVALONidm, EMC ArchiveXtender and EMC DiskXtender families, which provide software for automated file system archiving and hierarchical storage management.
•	EMC DatabaseXtender and EMC EmailXtender software families, which provide for the automation of email and database management, utilizing tiered storage environments for ILM.

•	Content management software, which includes the EMC Documentum family to help customers optimize business processes and create, manage, deliver and archive information, ranging from documents and discussions to e-mail, Web pages, images, XML, reports, records, rich media and application data. Additionally, the EMC Captiva family of input management software provides for conversion, indexing and processing of paper-based information to digital formats.

New software introduced in 2005 includes EMC RecoverPoint for continuous data protection; EMC Backup Advisor to identify and rectify backup process and operational problems; EMC Smarts MPLS Manager for managing next-generation, Multi-Protocol Label Switching (MPLS)-based virtual private networks; EMC ControlCenter SAN Advisor that helps reduce the downtime risks associated with manual methods for SAN maintenance and change management; and the EMC Invista network storage virtualization platform.

We intend to continue to enhance our products and services in this segment with additional features and capabilities and to introduce new software products and services.

EMC Services Segment

Our services segment includes Technology Solutions, Customer Service and Customer Education, to help our customers plan, build and manage integrated IT infrastructures to more cost-effectively manage and protect their information throughout its lifecycle. We provide consulting, assessments, implementations, integration, operations management, day-to-day support, maintenance, education and training to our customers.

Technology Solutions

Our Technology Solutions Group brings a unique mix of information management and storage experience combined with a strategic business focus to give customers a full range of consulting, design and implementation services to further aid their implementation of ILM solutions. From planning and design to project management, the Technology Solutions Group provides expertise in four major business practices:

•	Consulting to help customers more efficiently manage their multi-platform storage environments and the people and processes that support them.
•	Products and Technologies for business continuity services, consolidation and migration services, network optimization services, performance services and implementation services that assist customers in building their information storage environments.
•	Managed services, which include a range of storage management services and onsite support services, to help customers optimize their IT environments to reduce risk, lower costs and speed time-to-business value.
•	Solutions, comprised of tested, proven and documented reference architectures and best practices for business continuity and security, compliance, consolidation, content management, and backup, recovery and archive.

Customer Service

Our Customer Service organization supports EMC solutions, including our systems and software offerings, at worldwide customer sites 24 hours a day, seven days a week, 365 days a year. This support is delivered through a combination of Web-based support tools and remote and onsite services, directly through us and through our global Authorized Services Network partners. Automated remote support features designed into our information storage systems enable Customer Service personnel to proactively monitor, diagnose and resolve technical issues quickly, often without the need for onsite service. Other remote and onsite support capabilities are also provided with certain software products.

To ensure that customers with multi-vendor storage network environments receive the highest level of support and the fastest issue resolution possible, we have entered into cooperative support agreements with more than 475 vendors, including many leading systems, software and services companies.

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

VMware Segment

As a subsidiary of EMC, VMware’s virtual infrastructure solutions and services are used by customers for server consolidation and containment, disaster recovery and business continuity, capacity planning and development, test optimization and software distribution. By helping customers virtualize their enterprise, VMware enables them to build a more flexible and highly available IT infrastructure.

VMware virtual infrastructure simplifies IT so companies better leverage their storage, network and computing resources to control costs and respond faster. The VMware virtual infrastructure approach to IT management creates virtual services out of the physical IT infrastructure, enabling administrators to allocate these virtual resources quickly to the business units that need them most.

In 2005, VMware introduced the new ESX Server 3, with data center capabilities for larger enterprise workloads and expanded low cost storage support; VirtualCenter 2, with Distributed Resource Scheduling; Workstation 5 and 5.5, the latter with 64-bit guest support; and VMware Player, a free product that enables PC users to easily run any virtual machine on a Windows or Linux personal computer. All of VMware’s products support dual-core processors. VMware also introduced VMware Technology Network (VMTN), featuring application environments from independent application vendors that have been pre-built and a subscription that provides developers with access to a suite of VMware products, support and upgrades. Working in conjunction with leading processor, x86 hardware and operating system, system management and application software vendors, VMware introduced two new initiatives in 2005 aimed at fostering open virtualization standards and accelerating the availability of the widest possible range of options and support for virtualization.

Most of VMware’s customers now run VMware virtual infrastructure in production in addition to development, test and staging environments. These customers are increasingly standardizing on virtual infrastructure as their default deployment vehicle on x86 (industry-standard) servers. More than 60 leading operating system, database, application server, enterprise application, management and infrastructure software vendors now support their software applications in VMware virtual infrastructure environments.

We intend to continue to enhance our products and services in this segment with additional features and capabilities and to introduce new software products and services.

Other Businesses Segment

Following our acquisition of Data General Corporation in 1999, we sold AViiON server products. In 2001, we stopped selling such products; however, we continue to support AViiON servers.

Markets and Distribution Channels

Markets

We focus primarily on the information storage and management markets and the virtualization infrastructure software market. While EMC has historically targeted large and medium-sized organizations in these markets, since 2004 we have targeted organizations of all sizes. In 2006, we launched offerings under our Insignia brand to further target small and medium-sized organizations.

Distribution Channels

We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many distributors, systems integrators, resellers and OEMs. These agreements, subject to certain terms and conditions, enable these companies to market and resell certain EMC systems and software. In 2005, we expanded our distribution capabilities through both new and enhanced partner and channel relationships. VMware generally distributes its products and services through its own distribution channels that include distributors, systems integrators, resellers and OEM hardware vendors.

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

We have implemented a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations and to provide the framework for continual improvement of our processes and products. This system is certified to the ISO 9001 International Standard. Several additional ISO 9001 certifications are maintained for sales and service operations worldwide. We have also implemented Six Sigma, Lean Manufacturing and other quality methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships are continually improved. Our manufacturing and test facilities in Massachusetts, North Carolina and Ireland are certified to the ISO 14001 International Standard for environmental management systems. We also maintain Support Center Practices (SCP) certification for our customer support centers. These internationally recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available.

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

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2005, 2004 and 2003, our research and development (“R&D”) expenses totaled $1,004.8 million, $847.9 million and $718.5 million, respectively. We support our R&D efforts through state-of-the art development labs worldwide, including in Massachusetts, California, Maryland, North Carolina, Belgium, China, India, Ireland and Russia.

Backlog

We produce our systems and software on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure to customer specifications and generally deliver systems and software shortly after receipt of the order. Service engagements are also included in certain orders. Customers may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

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

We have been granted or own by assignment approximately 1,200 patents issued by, and have more than approximately 1,100 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2005, we had approximately 26,500 employees worldwide. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

We operate in five business segments: EMC information storage products, EMC multi-platform software, EMC services, VMware and other businesses. Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have three manufacturing facilities: one in Massachusetts, which manufactures Symmetrix and Celerra systems for the North American markets; one in Ireland, which manufactures Symmetrix, CLARiiON and Celerra systems for markets outside of North America; and one in North Carolina, which manufactures CLARiiON systems for the North American markets and Centera systems for worldwide markets. See Note Q to our Consolidated Financial Statements for information about revenues by segment and geographic area.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, Mergers and Acquisitions Committee and Stock Repurchase and Bond Redemption Oversight Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/about/governance. Copies will be provided to any shareholder upon request. Please go to www.emc.com/ir to submit an electronic request, or send a written request to EMC Investor Relations, 176 South Street, Hopkinton, MA 01748. None of the information posted on our website is incorporated by reference into this Annual Report.

CEO Certification

An annual CEO Certification was submitted by our CEO to the New York Stock Exchange (the “NYSE”) on June 2, 2005 in accordance with the NYSE’s listing standards.

ITEM 1A.    RISK FACTORS

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

The markets in which we do business are highly competitive and we encounter aggressive price competition for all of our products and services from numerous companies globally. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide storage-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product prices, and reductions in product prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures are likely to continue.

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

Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking virtualization, infrastructure management and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include:

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

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Standards Accounting Board (“FASB”) promulgates new accounting principles that are applicable to us. In 2006, we will adopt Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment”. This standard will require us to expense the fair value of stock options issued to employees in our basic financial statements. This will adversely affect our results of operations. We currently estimate that the standard will adversely impact earnings for 2006 by approximately $0.09 per diluted share. The FASB has proposed other standards, including modifying the accounting for income taxes, accounting for business combinations and fair value measurements. These proposed standards or other proposals could have a material adverse impact on our results of operations or financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For 2005, Dell, Inc., one of our channel partners, accounted for 12% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate or if the financial condition of our channel partners were to weaken. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

Our business, results of operations or financial conditions could be materially adversely affected if laws, regulations or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, including the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense. Should we or our independent auditors determine that we have material weaknesses in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2005, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)

Hopkinton, MA	owned: leased:	1,832,500 20,500	executive and administrative offices, R&D, customer service and sales	**

Franklin, MA	owned: leased:	938,600 97,000	manufacturing	EMC information storage products

Milford, MA	owned:	53,200	customer service	**

Southborough, MA	owned:	551,800	R&D and customer service	**

Westborough, MA	owned: leased:	285,700 700,500	R&D, sales and administrative offices	**

Apex, NC	owned:	387,900	manufacturing	EMC information storage products

Research Triangle Park, NC	owned:	170,900	R&D and customer service	**

Palo Alto, CA	leased:	227,000	executive and administrative offices, R&D, customer service and sales	VMware

Pleasanton, CA	leased:	280,400	executive and administrative offices, R&D, customer service and sales	EMC multi-platform software

Santa Clara, CA	leased:	248,000	administrative offices, sales, customer service, R&D and training	**

Other North American locations	leased:	2,364,000	sales, customer service and R&D	**

Asia Pacific region	leased:	603,700	sales, customer service and R&D	***

Cork, Ireland	owned: leased:	555,600 27,500	manufacturing, customer service, R&D and administrative offices	**

Europe, Middle East and Africa (excluding Cork, Ireland)	leased:	1,005,800	sales, customer service and R&D	***

Latin American region	leased:	81,400	sales and customer service	***

* Of the total square feet owned and leased, approximately 1,500,000 square feet was vacant and 500,000 square feet was leased or subleased to non-EMC businesses.

** All segments of our business, with the exception of VMware, generally utilize these facilities.

***All segments of our business generally utilize these facilities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	58	Chairman, President and Chief Executive Officer
David G. DeWalt	41	Executive Vice President and President EMC Software Group
David A. Donatelli	40	Executive Vice President, Storage Platforms Operations
Howard D. Elias	48	Executive Vice President, Global Marketing and Corporate Development
David I. Goulden	46	Executive Vice President, Customer Operations
Diane Greene	50	Executive Vice President and President of VMware
Frank M. Hauck	46	Executive Vice President, Customer Quality and Services
Mark S. Lewis	43	Executive Vice President, Chief Development Officer
William J. Teuber, Jr.	54	Executive Vice President and Chief Financial Officer
David B. Wright	56	Executive Vice President, Strategic Alliances and Global Accounts
Paul T. Dacier	48	Senior Vice President and General Counsel

Joseph M. Tucci has been the Chairman of the Board of Directors since January 2006 and has been Chief Executive Officer and a Director since January 2001. He has served as President since January 2000. He also served as Chief Operating Officer from January 2000 to January 2001. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V., an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Global, an information technology services company, from December 1993 to June 1999. Getronics acquired Wang Global in June 1999. Mr. Tucci joined Wang Global in 1990 as its Executive Vice President, Operations. Mr. Tucci is also a director of Paychex, Inc., a provider of payroll, human resources and benefits outsourcing solutions.

David G. DeWalt has been our Executive Vice President and President EMC Software Group since July 2004. He served as Executive Vice President and President of our Documentum division from December 2003 to July 2004. Prior to joining EMC, Mr. DeWalt served as President and Chief Executive Officer of Documentum, Inc. from July 2001 to December 2003, Executive Vice President and Chief Operating Officer of Documentum, from October 2000 to July 2001 and Executive Vice President and General Manager, eBusiness Unit of Documentum, from August 1999 to October 2000. Prior to joining Documentum in 1999, Mr. DeWalt was the Founding Principal and Vice President of Eventus Software, a Web content software company, from August 1997 to December 1998. Following Eventus’ 1998 acquisition by Segue Software, an e-business software company, Mr. DeWalt served as Vice President, North American Sales for Segue. Mr. DeWalt is a director of Polycom, Inc., a provider of video, voice, data and Web conferencing collaboration solutions, MatrixOne, a provider of product lifecycle management, and SERENA Software, Inc., a provider of enterprise change management software.

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

Howard D. Elias has been our Executive Vice President, Global Marketing and Corporate Development since January 2006. Mr. Elias served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development, from January 2004 to January 2006. He served as Executive Vice President, New Ventures and Office of Technology, from September 2003 to January 2004. Prior to joining EMC, Mr. Elias served as Senior Vice President of Business Management and Operations in the Enterprise Systems Group at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, from May 2003 to August 2003 and Senior Vice President and General Manager of Network Storage Solutions from May 2002 to April 2003. Prior to Hewlett-Packard’s acquisition of Compaq Computer Corporation, Mr. Elias served as Senior Vice President and General Manager of Compaq’s Business Critical Server Group from January 2001 to April 2002. He served as Vice President and General Manager in the Storage Products Division of Compaq from 1998 to 2000.

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

Diane Greene has served as Executive Vice President of EMC since January 2005 and as President of our VMware subsidiary since January 2004. Ms. Greene was a founder of VMware and served as its President and CEO from its inception in 1998 to January 2004. Ms. Greene is a director of West Marine, Inc., a provider of boating gear and services.

Frank M. Hauck has been our Executive Vice President, Customer Quality and Services since April 2005. Mr. Hauck served as Executive Vice President, Customer Operations, from November 2001 to April 2005. Mr. Hauck served as Executive Vice President, Global Sales and Services, from April 2001 to November 2001 and as Executive Vice President, Products and Offerings, from June 2000 to April 2001. He served as Senior Vice President and Chief Information Officer from January 2000 to June 2000, as Senior Vice President, Business Integration, from July 1999 to January 2000, and as Senior Vice President, Customer Service, from November 1997 to July 1999. Mr. Hauck has also held a number of other executive positions since he joined EMC in 1990.

Mark S. Lewis has been our Executive Vice President, Chief Development Officer since May 2005. Mr. Lewis served as Executive Vice President, EMC Software Group from July 2004 to May 2005. Mr. Lewis served as Executive Vice President, Open Software Operations, from July 2003 to July 2004 and as Executive Vice President, New Ventures and Chief Technology Officer from July 2002 to July 2003. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard Company. Prior to Hewlett-Packard’s acquisition of Compaq Computer Corporation, Mr. Lewis served as Vice President and General Manager of Compaq’s Enterprise Storage Group from January 2001 to April 2002. Prior to joining Compaq, Mr. Lewis spent fourteen years at Digital Equipment Corporation, where he helped develop the StorageWorks product line.

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

David B. Wright has been our Executive Vice President, Strategic Alliances and Global Accounts since July 2004. Mr. Wright served as Executive Vice President and President of our LEGATO software division from October 2003 to July 2004. Prior to joining EMC, Mr. Wright served as Chairman of the Board of Directors of LEGATO Systems, Inc. from March 2001 to October 2003 and as President and Chief Executive Officer from October 2000 to October 2003. Prior to joining LEGATO in 2000, Mr. Wright spent thirteen years at Amdahl Corporation, where he held a variety of positions, including President and Chief Executive Officer from 1997 to 2000. Mr. Wright is a director of Applied Micro Circuits Corporation, a provider of information storage services and VA Software Corporation, a provider of collaborative application development and project management platforms.

Paul T. Dacier has been our Senior Vice President and General Counsel since February 2000. Mr. Dacier served as Vice President and General Counsel from February 1993 to February 2000 and as General Counsel of EMC from March 1990 to February 1993.

AutoSwap, EMC, CLARiiON, Captiva, Celerra, Centera, Connectrix, DatabaseXtender, Direct Matrix Architecture, DMX, Documentum, EMC ControlCenter, EMC Proven, EDM, EmailXtender, Insignia, LEGATO, NetWin, Open Replicator, Rainfinity, SRDF, Symmetrix and VMware are either registered trademarks or trademarks of EMC Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

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

Fiscal 2005	High	Low
First Quarter	$15.09	$11.79
Second Quarter	14.88	11.10
Third Quarter	14.78	12.05
Fourth Quarter	14.55	12.70

Fiscal 2004	High	Low
First Quarter	$15.80	$12.11
Second Quarter	13.75	9.97
Third Quarter	11.61	9.24
Fourth Quarter	14.96	11.69

We had 15,607 holders of record of our common stock as of March 1, 2006.

We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding EMC’s equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price per share of outstanding options, warrants and rights(1)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(a) 257,853,512	$	(b) 11.61	(c) 106,072,260	(2)
Equity compensation plans not approved by security holders(3)	50,000		$21.83	0

Total:	257,903,512		$11.61	106,072,260

(1)	Does not include an aggregate of 38,346,581 shares of common stock to be issued (subject to vesting) upon the exercise of outstanding option grants, with a weighted exercise price of $9.17 per share, assumed by EMC in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

(2)	Includes 16,539,063 shares of common stock available for future issuance under our employee stock purchase plan. Also includes up to 33,736,691 shares available for future issuance under the 2003 Stock Plan in the form of awards of restricted stock or restricted stock units.

(3)	In January 1999 and January 2002, EMC entered into Stock Option Agreements with its Secretary, pursuant to which EMC granted to such person non-qualified options to purchase 40,000 and 10,000 shares, respectively, of common stock. Such option grants did not receive shareholder approval. The options are exercisable in annual increments of 20% over a five-year period and will expire on the tenth anniversary of the respective dates of grant; provided, however, that if the option holder ceases to serve as an officer of EMC for any reason, the options will terminate on the date such service terminates with respect to any shares subject to the options, whether such shares are vested or unvested on such date. The exercise price for the options are $23.39 and $15.60 per share, respectively. As of December 31, 2005, an aggregate of 50,000 shares of common stock were issuable (subject to vesting) upon the exercise of the options.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2005

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	14,722,100		$13.89	14,722,100	131,546,300
November 1, 2005 – November 30, 2005	10,815,000		$13.83	10,815,000	120,731,300
December 1, 2005 – December 31, 2005	3,329,675	(2)	$14.28	3,207,733	117,523,567

Total	28,866,775		$13.91	28,744,833	117,523,567

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 121,942 shares withheld from employees for the payment of taxes.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2005(1)	2004(2)	2003(3)	2002	2001
Summary of Operations:
Revenues	$9,663,955	$8,229,488	$6,236,808	$5,438,352	$7,090,633
Operating income (loss)	1,480,422	1,043,993	401,157	(493,831)	(697,841)
Net income (loss)	1,133,165	871,189	496,108	(118,706)	(507,712)
Net income (loss) per weighted average share, basic	$0.48	$0.36	$0.22	$(0.05)	$(0.23)
Net income (loss) per weighted average share, diluted	$0.47	$0.36	$0.22	$(0.05)	$(0.23)
Weighted average shares, basic	2,382,977	2,402,198	2,211,544	2,206,294	2,211,273
Weighted average shares, diluted	2,432,582	2,450,570	2,237,656	2,206,294	2,211,273
Balance Sheet Data:
Working capital	$2,900,118	$1,882,226	$2,140,775	$2,175,598	$2,743,828
Total assets	16,790,383	15,422,906	14,092,860	9,590,447	9,889,635
Long-term obligations(4)	129,994	130,844	132,634	6,963	17,202
Stockholders’ equity	$12,065,430	$11,523,287	$10,884,721	$7,226,002	$7,600,820

(1)	In 2005, EMC acquired all of the outstanding shares of System Management Arts Incorporated (“Smarts”), Rainfinity, Inc. (“Rainfinity”) and Captiva Software Corporation (“Captiva”) (see Note B to the financial statements).
(2)	In 2004, EMC acquired all of the outstanding shares of VMware, Inc. (“VMware”) (see Note B to the financial statements).
(3)	In 2003, EMC acquired all of the outstanding shares of LEGATO Systems, Inc. (“LEGATO”) and Documentum, Inc. (“Documentum”) (see Note B to the financial statements).
(4)	Includes long-term convertible debt and capital leases, excluding current portion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ requirements. We have also focused on improving operating margins by increasing gross margins and reducing operating expenses as a percentage of revenues. Our operating income as a percentage of revenues increased from 6.4% for 2003 to 15.3% for 2005. Our gross margins have increased from 45.6% for 2003 to 53.7% for 2005. We have increased our overall investment in R&D from $718.5 in 2003 to $1,004.8 in 2005. These R&D expenditures have enabled us to introduce new and enhanced product and service offerings. We have also made acquisitions over the past three years to expand our offerings. We plan to continue to focus our efforts in 2006 on growing revenues and improving our gross and operating margins.

RESULTS OF OPERATIONS

The following table presents certain consolidated income statement information stated as a percentage of total revenues.

	2005	2004	2003
Total revenue	100.0%	100.0%	100.0%
Cost of sales	46.3	48.8	54.4

Gross margin	53.7	51.2	45.6
Research and development	10.4	10.3	11.5
Selling, general and administrative	27.0	27.5	26.6
Restructuring and other special charges	1.0	0.7	1.1

Operating income	15.3	12.7	6.4
Investment income, interest expense and other expense, net	1.8	1.7	2.7

Income before income taxes	17.1	14.4	9.2
Provision for income taxes	5.4	3.8	1.2

Net income	11.7%	10.6%	8.0%

Revenues

The following table presents revenue by our segments:

				Percentage Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
EMC information storage products	$5,702.1	$4,979.9	$4,206.4	15%	18%
EMC multi-platform software	1,694.9	1,437.4	668.4	18	115
EMC services	1,846.7	1,530.4	1,262.5	21	21
VMware	387.5	218.2	–	78	*
Other businesses	32.8	63.6	99.5	(48)	(36)

Total revenues	$9,664.0	$8,229.5	$6,236.8	17%	32%

*Not measurable

The EMC information storage products segment revenues include information storage systems and platform-based software revenues. Information storage systems revenues were $4,486.9, $3,871.0 and $3,314.7 in 2005, 2004 and 2003, respectively, representing increases of 16% in 2005 and 17% in 2004. The increases in 2005 and 2004 were due to greater demand for these products attributable to wider acceptance of information lifecycle management-based solutions, a broadened product portfolio, increased demand for IT infrastructure and new and enhanced distribution channels. Platform-based software revenues were $1,215.2, $1,108.9 and $891.7 in 2005, 2004 and 2003, respectively, representing increases of 10% in 2005 and 24% in 2004. Platform-based software revenues consist of revenues from software whose operation generally controls and enables functions that take place within an EMC storage system. The increases in 2005 and 2004 in platform-based software revenues were attributable to an expanded product offering, a greater demand for software to manage increasingly complex high-end and midrange networked storage environments and new and enhanced distribution channels. The reduced growth rate for platform-based software revenues in 2005 compared to 2004 was attributable to the change in mix of information storage systems sold in 2005 to a higher proportion of systems that utilize a lower software content.

The EMC multi-platform software segment revenues include software license, software maintenance and other services revenues. Software licenses revenues were $1,019.4, $896.9 and $517.2 in 2005, 2004 and 2003, respectively, representing increases of 14% in 2005 and 73% in 2004. Software maintenance and other services revenues were $675.5, $540.4 and $151.2 in 2005, 2004 and 2003, respectively, representing increases of 25% in 2005 and 257% in 2004. Software license revenue increased due to greater demand for resource management software, backup and archive software and content management software. The results for each period were favorably impacted by the Legato and Documentum acquisitions which were completed in October and December 2003, respectively, and the Smarts acquisition which was completed in February 2005. The growth in software maintenance and other services revenues was primarily due to increased software maintenance revenues, which was favorably impacted by the aforementioned acquisitions.

The EMC services segment revenues include software and hardware maintenance and professional services revenues. EMC services revenues increased in 2005 and 2004 due to greater demand for both software and hardware maintenance contracts associated with increased sales of information storage products. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the increases in 2005 and 2004.

The VMware segment was established as a result of the acquisition of VMware in January 2004 and is comprised of virtual infrastructure solutions and services. VMware’s total revenues were $387.5 in 2005 and $218.2 in 2004. Software license revenues were $287.5 in 2005 and $178.3 in 2004, a 61% increase. The revenue increase was attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. Software maintenance and services revenues were $100.0 in 2005 and $39.9 in 2004, a 151% increase. The increase in maintenance revenues was primarily due to increased software license sales.

The other businesses segment revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years, as we have discontinued selling AViiON servers.

Revenues by geography were as follows:

				Percentage Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
North America, excluding Mexico	$5,616.4	$4,755.8	$3,740.7	18%	27%
Europe, Middle East and Africa	2,743.8	2,355.9	1,645.0	16	43
Asia Pacific	1,061.2	926.0	709.4	15	31
Latin America and Mexico	242.6	191.8	141.7	26	35

Revenue increased in 2005 and 2004 in all of our markets due to greater demand for our products and services. Also contributing to the increases were revenues generated from the acquisitions of Documentum and Legato in 2003, VMware in 2004, and Smarts in 2005, new and enhanced distribution channels and broadened product offerings. Changes in exchange rates positively impacted revenue growth by 0.8% in 2005 and by 3.7% in both 2004 and 2003. The impact of the change in rates was most significant in the European market, primarily Germany, France and Italy.

We expect our revenues for 2006 to be between $11.1 billion and $11.3 billion, representing a growth rate of between 15% and 17%. However, our revenues could be negatively impacted by a variety of factors, including the economy, demand for IT infrastructure, product availability, competitive factors, changes in exchange rates and other factors set forth in Item 1A (Risk Factors).

Costs and expenses

The following table presents our costs and expenses, other income and net income.

	2005	2004	2003	Percentage Change
				2005 vs 2004	2004 vs 2003
Cost of revenue:
EMC information storage products	$3,201.0	$2,876.4	$2,594.8	11%	11%
EMC multi-platform software	354.2	315.7	115.5	12	173
EMC services	830.4	748.4	638.5	11	17
VMware	70.0	44.7	—	57	*
Other businesses	15.5	29.7	46.0	(48)	(35)

Total cost of revenue	4,471.1	4,014.9	3,394.8	11	18

Gross margins:
EMC information storage products	2,501.0	2,103.5	1,611.6	19	31
EMC multi-platform software	1,340.7	1,121.7	553.0	20	103
EMC services	1,016.3	782.0	624.0	30	25
VMware	317.5	173.5	—	83	*
Other businesses	17.3	33.9	53.5	(49)	(37)

Total gross margin	5,192.8	4,214.6	2,842.1	23	48
Operating expenses:
Research and development	1,004.8	847.9	718.5	18	18
Selling, general and administrative	2,606.0	2,266.7	1,656.2	15	37
Restructuring and other special charges	101.6	56.1	66.3	81	(15)

Total operating expenses	3,712.4	3,170.6	2,440.9	17	30

Operating income	1,480.4	1,043.9	401.2	42	160
Investment income, interest expense and other expenses, net	171.8	141.0	169.9	22	(17)

Income before income taxes	1,652.2	1,185.0	571.0	39	108
Provision for income taxes	519.1	313.8	74.9	65	319

Net income	$1,133.2	$871.1	$496.1	30%	76%

*Not measurable

Gross Margins

Our overall gross margin percentages were 53.7% in 2005, 51.2% in 2004 and 45.6% in 2003.

Gross margin percentages for the EMC information storage products segment were 43.9%, 42.2% and 38.3% in 2005, 2004 and 2003, respectively. The increases in the gross margin percentages were attributable to achieving higher sales volumes while at the same time improving our manufacturing cost structure. Provisions for product warranties, which reduce information storage products gross margins, were $127.4 in 2005, $146.5 in 2004 and $90.4 in 2003. The provision for warranties as a percentage of information storage systems revenues was 2.8% in 2005, 3.8% in 2004 and 2.7% in 2003. The increase in the amount of the provision, as well as the increase in the provision as a percentage of information storage systems revenues in 2004 compared to 2003, was attributable to an increase in the number of systems sold and an increase in the service requirements to fulfill our warranty obligations. In 2005, as a result of cost control efforts, we were able to reduce the cost of fulfilling our service obligations. These efforts reduced the provision as a percentage of information storage systems revenues in 2005 compared to 2004.

The gross margin percentages for the EMC multi-platform software segment were 79.1%, 78.0% and 82.7% in 2005, 2004 and 2003, respectively. The increase in gross margin percentage from 2004 to 2005 was primarily attributable to a more efficient cost structure for software maintenance and professional service offerings. The decrease in the gross margin percentage from 2003 to 2004 was attributable to intangible amortization expense associated with the acquisitions of Legato and Documentum.

The gross margin percentages for the EMC services segment were 55.0%, 51.1% and 49.4% in 2005, 2004 and 2003, respectively. The annual increases in the gross margin percentages were primarily attributable to improvements in the gross margin percentages earned from professional services, which increased by 4.6% in 2005 compared to 2004 and by 1.8% in 2004 compared to 2003. The margin improvements resulted primarily from reducing our services cost structure and a change in mix of our services offerings to services which provide a higher gross margin.

The gross margin percentage for the VMware segment was 81.9% in 2005 and 79.5% for 2004. The gross margin improvement was attributable to achieving higher sales volumes while controlling our operating cost structure. Additionally, amortization expense associated with acquired intangible assets was spread over a larger revenue base, resulting in margin improvement. Partially offsetting this improvement in the gross margin percentage was a shift in the mix of software license revenues and services revenues, with a greater proportion of revenues being derived from services. Services revenues accounted for 26% of total VMware revenues in 2005 compared to 18% in 2004. Services revenues provide a lower margin than license revenues.

The gross margin percentages for other businesses were 52.8%, 53.4% and 53.7% in 2005, 2004 and 2003, respectively. The decrease in the gross margin percentages resulted from declining revenues in this segment as the volume of AViiON maintenance contracts decreased.

Research and Development

As a percentage of revenues, R&D expenses were 10.4%, 10.3% and 11.5% in 2005, 2004 and 2003, respectively. In addition, we spent $167.1, $166.3 and $113.4 in 2005, 2004 and 2003, respectively, on software development costs which were capitalized. R&D spending includes research and development on new product offerings and enhancements to our software and information storage systems. The increase in R&D expenses in 2005 compared to 2004 and 2004 compared to 2003 was primarily attributable to the incremental R&D efforts resulting from the acquisitions of Legato and Documentum in 2003, VMware in 2004 and Smarts in 2005.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 27.0%, 27.5% and 26.6% in 2005, 2004 and 2003, respectively. The increase in absolute dollars spent each year was primarily attributable to the acquisitions of Legato and Documentum in 2003, VMware in 2004, and Smarts in 2005. SG&A decreased as a percentage of revenue in 2005 compared to 2004 as we achieved higher sales volumes while controlling our cost structure. The increase in SG&A expenses as a percentage of revenue in 2004 compared to 2003 was due to the acquisitions of LEGATO, Documentum and VMware. These operations have a higher selling cost as a percentage of revenue than EMC has historically incurred.

Restructuring and Other Special Charges

In 2005, 2004 and 2003, we incurred restructuring and other special charges of $101.6, $56.1 and $66.3, respectively.

The 2005 charge consisted of $17.4 of in-process R&D (“IPR&D”) charges associated with acquisitions and $84.1 for employee termination benefits associated with work force rebalancing and reductions in force efforts and $0.4 of costs associated with vacating excess facilities. Partially offsetting these amounts were net adjustments of $0.3 associated with prior years’ restructuring programs.

The 2004 charge consisted of $17.4 of IPR&D charges associated with acquisitions and $38.7 of restructuring charges. The 2004 restructuring programs consisted of $24.5 of employee termination benefits associated with reductions in force and $2.1 associated with vacating excess facilities. The remaining $12.1 of charges was associated with prior restructuring programs, primarily relating to additional rent expense for vacated facilities. The additional rent expense was attributable to a revised estimate of the time needed to sublet facilities.

The 2003 charge consisted of $29.1 of IPR&D charges associated with acquisitions, $18.6 of employee termination benefits associated with a reduction in force, $2.8 associated with vacating excess facilities, $10.5 pertaining to an asset impairment and $5.3 associated with prior restructuring programs.

The activity for each charge is explained in the following sections.

2005 Restructuring Programs

The activity for the 2005 restructuring programs for the year ended December 31, 2005 is presented below:

Category	Initial Provision	Utilization During 2005	Ending Balance
Workforce reductions	$84.1	$(4.3)	$79.8
Elimination of excess facilities	0.4	(0.4)	—

Total	$84.6	$(4.8)	$79.8

The 2005 restructuring programs included two separate reductions in force, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second that commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. These actions impacted our major business functions and major geographic regions. Approximately 67% of the affected employees are or were based in North America, excluding Mexico, and 33% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of December 31, 2005, approximately 80 employees have been terminated. Management plans to re-allocate the headcount from the fourth quarter charge to other areas of the business to enhance research and development activities and sales. The restructuring programs impacted the EMC information storage products, EMC multi-platform software, EMC services and other businesses segments.

The 2005 restructuring programs are expected to be completed by the end of 2006, with the remaining cash expenditures relating to workforce reduction expected to be substantially paid by the end of 2007. The expected cash impact of the 2005 restructuring charges is $84.6, of which $4.8 was paid in 2005.

2004 Restructuring Programs

The activity for the 2004 restructuring programs for the years ended December 31, 2005 and 2004 is presented below:

2005 Category	Beginning Balance	Adjustments to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reductions	$16.3	$(1.0)	$(9.6)	$5.7
Elimination of excess facilities	1.7	(0.5)	(1.1)	0.1

Total	$18.0	$(1.5)	$(10.7)	$5.8

2004 Category	Initial Provision	Adjustments to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reductions	$26.8	$(2.4)	$(8.1)	$16.3
Elimination of excess facilities	2.2	—	(0.5)	1.7

Total	$29.0	$(2.4)	$(8.6)	$18.0

The 2004 restructuring programs included two separate reductions in force, one that commenced in the first quarter of 2004 and a second that commenced in the fourth quarter of 2004, aggregating approximately 400 employees across our major business functions and all major geographic regions. As of December 31, 2005, substantially all of the employees have been terminated. The remaining cash expenditures relating to workforce reduction are expected to be paid by the end of 2006. The expected cash impact of the 2004 restructuring charge was $25.1, of which $8.6 was paid in 2004 and $10.7 was paid in 2005.

The $2.4 reversal to the provision for workforce reduction in 2004 was attributable to a decrease in the original number of individuals identified for reduction.

The 2004 restructuring programs impacted the EMC information storage products, EMC multi-platform software and EMC services segments.

2003 Restructuring Program

The activity for the 2003 restructuring program for the years ended December 31, 2005, 2004 and 2003 is presented below:

2005 Category	Beginning Balance	Adjustments to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reduction	$1.3	$(0.4)	$(0.5)	$0.5
Elimination of excess facilities	5.5	(1.3)	(4.1)	—

Total	$6.8	$(1.7)	$(4.6)	$0.5

2004 Category	Beginning Balance	Adjustments to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reduction	$14.7	$(4.8)	$(8.6)	$1.3
Elimination of excess facilities	2.3	7.9	(4.7)	5.5

Total	$17.0	$3.1	$(13.3)	$6.8

2003 Category	Initial Provision	Utilization During 2003	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$18.6	$(3.9)	$14.7	$—
Asset impairment	10.5	(10.5)	—	10.5
Elimination of excess facilities	2.8	(0.5)	2.3	0.6

Total	$31.9	$(14.9)	$17.0	$11.1

The $4.8 reversal of the provision for workforce reduction in 2004 was attributable to a decrease in the original number of individuals identified for reduction. The $7.9 addition to the provision for elimination of excess facilities in 2004 related to additional charges for facilities being vacated as the time to sublet the facilities was greater than originally estimated.

In 2003, as a result of the LEGATO acquisition, we recognized an impairment charge of $10.5 for a duplicative EMC software project. The impairment charge was equal to the amount by which the asset’s carrying amount exceeded its fair value, measured as the present value of its estimated discounted cash flows. The impaired asset is classified within our EMC multi-platform software segment.

The 2003 workforce reduction impacted approximately 200 employees across our major business functions and all our major geographic regions. The 2003 restructuring program impacted the EMC information storage products, EMC multi-platform software and EMC services segments.

The expected cash impact of the 2003 restructuring program is $22.3 of which $3.9 was paid in 2003, $13.3 was paid in 2004, and $4.6 was paid in 2005. The remainder is expected to be paid in 2006.

Prior Year Restructuring Programs

In 2002, we instituted a restructuring program. The activity for the 2002 restructuring program for the years ended December 31, 2005, 2004 and 2003 is presented below:

2005 Category	Beginning Balance	Adjustments to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reduction	$1.2	$(0.3)	$(0.7)	$0.3
Consolidation of excess facilities	24.5	(2.5)	(8.7)	13.3
Contractual and other obligations	1.9	(0.2)	—	1.6

Total	$27.6	$(3.0)	$(9.4)	$15.2

2004 Category	Beginning Balance	Adjustments to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reduction	$6.6	$(2.1)	$(3.3)	$1.2
Consolidation of excess facilities	37.2	(0.6)	(12.1)	24.5
Contractual and other obligations	4.9	—	(3.0)	1.9

Total	$48.7	$(2.7)	$(18.4)	$27.6

2003 Category	Beginning Balance	Adjustments to the Provision During 2003	Utilization During 2003	Ending Balance
Workforce reduction	$22.1	$24.1	$(39.6)	$6.6
Consolidation of excess facilities	52.6	6.1	(21.5)	37.2
Contractual and other obligations	15.3	1.3	(11.7)	4.9

Total	$90.0	$31.5	$(72.8)	$48.7

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

In addition to these restructuring programs, we have remaining liabilities aggregating $53.3 associated with restructuring programs prior to 2002. The remaining balance relates primarily to consolidation of facilities. All restructuring programs, with the exception of the 2005 restructuring programs, are substantially complete, although our ability to sublet facilities is subject to appropriate market conditions. The total remaining liability for all of our restructuring programs was $154.6 as of December 31, 2005. The remaining balance relates primarily to consolidation of facilities and employee termination benefits. These amounts are expected to be paid out through 2015.

As of December 31, 2005, we had a goodwill balance of $3,883.5. At least annually we evaluate goodwill for impairment at the reporting unit level. As of December 31, 2005, none of the reporting units had any indication that goodwill was likely to be impaired.

As we continue to refine our business model, we will reassess our cost structure and asset deployment to assess whether additional changes are necessary. Should we determine that additional changes will benefit our business, we may incur additional restructuring and other special charges. If customer demand for products change or we acquire complementary products, we may be required to write down the value of assets. Additionally, changes in our business model or market conditions could cause goodwill or other assets to be impaired.

Investment Income

Investment income was $190.4, $156.7 and $187.8 in 2005, 2004 and 2003, respectively. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income increased in 2005 due to higher outstanding cash and investment balances and greater yields on investments and was partially offset by increased realized losses on investments. Investment income decreased in 2004 from 2003 due to lower yields on outstanding investment balances and reduced realized gains from the sale of investments. The weighted average return on investments, excluding realized gains, was 3.4%, 2.6% and 2.7% in 2005, 2004 and 2003, respectively. Realized (losses) gains were $(58.9), $(11.7) and $30.5 in 2005, 2004 and 2003, respectively.

Other Expenses, Net

Other expenses, net were $10.6, $8.2 and $14.9 in 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 was primarily due to increased foreign currency losses. The decrease in 2004 compared to 2003 was primarily due to gains from selling strategic investments, partially offset by increased foreign currency losses.

Provision for Income Taxes

Our effective income tax rate was 31.4%, 26.5% and 13.1% in 2005, 2004 and 2003, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For 2005, 2004 and 2003 the effective tax rate varied from the statutory rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, in 2005, we recognized an income tax benefit of $163.9 from the favorable resolution of certain income tax audits and expiration of statutes of limitations. These favorable reductions in our effective tax rate were partially offset by several factors. In 2005, we repatriated approximately $3,000.0 under the American Jobs Creation Act of 2004. The repatriation resulted in an incremental income tax expense of $180.2. Also in 2005, we incurred $17.4 of non-deductible IPR&D charges from acquisitions. We did not derive a tax benefit from these charges. For 2004, as a result of tax audits, we recognized a $20.0 reduction in our estimated income tax exposure pertaining to certain of our international tax liabilities. Partially offsetting these benefits were non-deductible IPR&D charges of $17.4 incurred in connection with acquisitions. For 2003, we favorably resolved a series of tax matters which aggregated $80.9. The tax matters included the resolution of certain merger-related contingencies. Partially offsetting these benefits were non-deductible IPR&D charges of $29.1 incurred in connection with acquisitions.

Financial Condition

Cash provided by operating activities was $2,216.3 in 2005, $2,102.3 in 2004 and $1,521.2 in 2003. Cash received from customers was $9,732.8, $8,329.4 and $6,693.8 in 2005, 2004 and 2003, respectively. The annual increases were attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $7,539.9, $6,299.1 and $5,507.7 in 2005, 2004 and 2003, respectively. The annual increases were partially attributable to higher headcount. Total headcount was approximately 26,500, 22,700 and 20,000 at December 31, 2005, 2004 and 2003, respectively. The acquisitions of LEGATO and Documentum in 2003, VMware in 2004, Smarts, Rainfinity and Captiva in 2005 and general growth of the business accounted for the headcount increases as well as for the higher sales volume. Greater levels of component purchases to meet customer demand for information storage systems also contributed to the increased amounts of payments to suppliers. At the end of 2005 we were in the midst of transitioning our high end information storage systems to the next product generation. This resulted in an increase in our inventory levels which grew from $514.1 as of December 31, 2004 to $724.8 as of December 31, 2005. Cash received from dividends and interest was $249.2, $162.4 and $185.9 in 2005, 2004 and 2003, respectively. The improvement in 2005 compared to 2004 was due to higher rates of return received on our cash, cash equivalents and short and long-term investments. The 2004 decline was due to lower rates of return received on our cash, cash equivalents and short and long-term investments. In 2005 and 2004, we paid $216.7 and $84.0, respectively, in income taxes. In 2003, we received $152.3 in net tax refunds. The payments in 2005 and 2004 represent our net payouts of international, federal and state income tax liabilities.

Cash used for investing activities was $611.7, $2,064.7 and $1,059.4 in 2005, 2004 and 2003, respectively. In 2005, we spent an aggregate of $683.7 to acquire Smarts, Rainfinity, Captiva and several other companies. In 2004, we acquired VMware for $539.4, net of cash acquired. Capital additions were $601.1, $371.4 and $368.5 in 2005, 2004 and 2003, respectively. The increase in capital spending in 2005 compared to 2004 was attributable to additional facility requirements resulting from the acquisitions and various IT initiatives to enable us to more effectively service our growing customer base. Depreciation and amortization expense was $640.0, $616.4 and $520.7 in 2005, 2004 and 2003, respectively. The increase in depreciation and amortization expense in each year was primarily attributable to intangible amortization expense associated with the acquisitions of Documentum and LEGATO in 2003, VMware in 2004, and Smarts and Rainfinity in 2005. Additionally, increases in amortization of capitalized software development costs contributed to the increase. Capitalized software development costs were $167.1, $166.3 and $113.4 in 2005, 2004 and 2003, respectively. The increase in the amount capitalized in 2005 and 2004 was attributable to the aforementioned acquisitions. Lastly, a general growth in our property, plant and equipment balances in both 2004 and 2005 resulted in greater depreciation expense. Net (sales) and purchases and maturities of investments were $(868.4), $858.1 and $839.6 in 2005, 2004 and 2003, respectively. This activity varies from year to year based upon our cash collections and cash requirements.

Cash used for financing activities was $743.6, $323.8 and $40.1 in 2005, 2004 and 2003, respectively. Our principal financing activity has been the repurchase of our common stock in the open market. Our Board of Directors has authorized the repurchase of 300.0 million shares of our common stock. Through December 31, 2005, we have repurchased 182.5 million shares, spending $1,003.4, $545.7 and $127.0 in 2005, 2004 and 2003, respectively. We anticipate we will purchase additional shares of our common stock during 2006, however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $263.3, $230.0 and $112.6 in 2005, 2004 and 2003, respectively, from the exercise of stock options.

In December 2003, we assumed, through our acquisition of Documentum, $125.0 in senior convertible notes that mature on April 1, 2007 (the “Notes”). The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled to convert the Notes at any time before the close of business on April 1, 2007, subject to prior redemption or repurchase of the Notes, into shares of our common stock at a conversion price of $13.80 per share. The Notes may be redeemed by us at a price of 101.8% of the face value through April 1, 2006 and at a price of 100.9% of the face value from April 2, 2006 through March 31, 2007. The Notes will effectively rank behind all secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. We have called all of the outstanding Notes for redemption on April 3, 2006.

Cash and cash equivalents and short and long-term investments were $7,355.5, $7,440.8 and $6,907.6 at December 31, 2005, 2004 and 2003, respectively. We invest our excess cash in U.S. government and agency obligations, U.S. corporate debt securities, asset and mortgage-backed securities, bank loans, auction rate securities and foreign debt securities. At December 31, 2005, the fair value of our short and long-term investments was $5,033.1 compared to an amortized cost basis of $5,066.4. Included in our portfolio are securities where the amortized cost basis exceeded the fair value by $40.0. Management regularly reviews the portfolio to evaluate whether any impairments are other-than-temporary. Management considers the type of securities held, market conditions, the length of the impairment, magnitude of the impairment and ability to hold the investment to maturity to make its evaluation. As of December 31, 2005, management did not consider any impairments to be other-than-temporary.

We have a credit line of $50.0 in the United States. At December 31, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2005, we were in compliance with the covenants.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2005:

		Payments Due by Period
	Total	Less than 1 year	1-3 years*	3-5 years**	More than 5 years
Operating leases	$554.0	$162.7	$197.1	$102.6	$91.6
Long-term convertible debt	127.0	—	127.0	—	—
Other long-term obligations, including notes payable and current portion of long-term obligations	109.0	0.6	60.6	6.9	40.9
Purchase orders	1,145.9	1,098.2	47.7	—	—

Total	$1,935.9	$1,261.5	$432.4	$109.5	$132.5

  *Includes payments from January 1, 2007 through December 31, 2008.

**Includes payments from January 1, 2009 through December 31, 2010.

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

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $62.3 as of December 31, 2005. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent and/or copyright. Most of these agreements in which we license our trademarks to another party require us to indemnify the other party against third party claims alleging that an EMC product infringes a trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.

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

Based upon our historical experience and information known as of December 31, 2005, we believe our liability on the above guarantees and indemnities at December 31, 2005 are not material.

Notes and Accounts Receivable

We derive revenues from both selling and leasing information storage systems. We customarily sell the notes receivable resulting from our leasing activity to provide for current liquidity. Generally, we do not retain any recourse on the sale of these notes.

Litigation

We are a party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Pension and Post-Retirement Medical and Life Insurance Plans

We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. All of these plans were frozen in 1999, resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested in common stocks, bonds and cash. The market related value of the plans’ assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2005 was 8.25%. This rate represents the average of the long-term rates of return for all defined benefit plans (international and U.S.) weighted by the plans’ assets as of December 31, 2005. The actual long-term rate of return for the ten years ended December 31, 2005 was 7.3%. Based upon current market conditions, the expected long-term rate of return for 2006 will remain at 8.25%. A 25 basis point change in the expected long-term rate of return on the plans’ assets would have approximately a $0.9 impact on the 2006 pension expense. As of December 31, 2005, the pension plans had a $141.9 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2005, the discount rate to determine the benefit obligation was 5.7%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated Aa or higher from a reputable rating agency. This rate represents the average of the discount rates for all defined benefit plans (international and U.S.) weighted by plan liabilities as of December 31, 2005. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $0.7 impact on the 2006 pension expense for all plans (international and U.S.).

We also assumed a post-retirement benefit plan as part of the Data General acquisition that provides certain medical and life insurance benefits for retired former Data General employees. The plan’s assets are invested in common stocks, bonds and cash. The market related value of the plan’s assets is equal to the assets’ fair value. The expected long-term rate of return on the plan’s assets for the year ended December 31, 2005 was 8.25%. The actual long-term rate of return for the ten years ended December 31, 2005 was 7.3%. Based on current capital market conditions, the expected long-term rate of return for 2005 will remain at 8.25%. A 25 basis point change in the expected long-term rate of return on the plan’s assets has minimal impact on our benefit expense. As of December 31, 2005, the plan had a $1.8 unrecognized actuarial loss that will be recognized over the anticipated remaining years of service for participants. For the year ended December 31, 2005, the discount rate to determine the benefit obligation was 5.7%.

The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated Aa or higher from a reputable rating agency. A 25 basis point change in the discount rate has a minimal impact on the expense.

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

Revenue Recognition

Revenue recognition is governed by various accounting principles, including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”; Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”; Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”; FAS No. 48, “Revenue Recognition When Right of Return Exists”; FAS No. 13, “Accounting for Leases”; and SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

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

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, investments, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt experience could exceed our estimate. The determination of whether unrealized losses on investments are other than temporary is based upon the type of investments held, market conditions, length of the impairment, magnitude of the impairment and ability to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. Our goodwill valuation is based upon a discounted cash flow analysis performed at the reporting unit level. The analysis factors in estimated revenue and expense growth rates. The estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Changes in judgments on any of these factors could materially impact the value of the asset.

Restructuring Charges

We recognized restructuring charges in 2005, 2004, 2003 and prior years. The restructuring charges include, among other items, estimated losses on the sale of real estate, employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

Accounting for Stock Options

Historically, we recognized stock option costs pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have elected to disclose the impact of expensing stock options pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” in the notes to our financial statements. Effective in 2006, we will adopt the provisions of FAS No. 123R, “Share-Based Payment.” Both FAS No. 123 and 123R require management to make assumptions to determine the underlying value of stock options, including the expected life of the stock options and the volatility of the stock options. Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our financial statements. Additionally, we will be required to incorporate a forfeiture estimate as we recognize equity expense. Should our actual forfeitures differ from our estimates, this could have a material impact on our financial statements.

New Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” Effective on January 1, 2006, we will adopt the provisions of FAS No. 123R that require us to recognize the fair value of options granted in our basic financial statements.

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

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, which was the straight-line method, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

The statement also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing inflows. Under the indirect method of presentation of the statement of cash flows, any shortfalls resulting from the write-off of deferred tax assets will be reported in net income and classified within the change in deferred income taxes in the operating section of the statement of cash flows.

We plan to adopt the statement on a prospective basis beginning January 1, 2006. Accordingly, the results of operations for future periods will not be comparable to our historical results of operations. The adoption of FAS No. 123R will have a material impact on our results of operations, increasing cost of sales, SG&A expenses and R&D expenses. We currently estimate that adoption of the statement will reduce diluted earnings per share by approximately $0.09 in 2006; however, the amount may change based upon the number and value of additional stock option grants and forfeiture rates. We have utilized the Black-Scholes option pricing model to determine the value of our stock options. We estimated volatility to be 40.3%, 46.4% and 55.0% in 2005, 2004 and 2003, respectively. The decline in volatility in 2005 and 2004 was due to our recent volatility experience. We estimated the expected life of stock options that were issued to be 4.0, 4.2 and 5.0 years in 2005, 2004 and 2003, respectively. The decline in the expected life in 2005 and 2004 was due to a change in current exercise patterns. For more information on the impact of expensing stock options on the three years ended December 31, 2005, 2004 and 2003, see “Accounting for Stock-Based Compensation” in Note A to the financial statements.

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

We employ a Monte Carlo simulation model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are calculated by BearMeasurisk as of December 31, 2005. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $0.7 million as of December 31, 2005 and $0.7 million as of December 31, 2004. The average, high and low value-at-risk amounts for 2005 and 2004 were as follows (in millions):

	Average	High	Low
2005	$0.7	$1.1	$0.2
2004	$0.6	$0.7	$0.5

The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Interest Rate Risk

We maintain an investment portfolio consisting of debt securities of various types and maturities. The investments are classified as available for sale and are all denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income. These instruments are not leveraged and are not held for trading purposes. A portion of our investment portfolio is comprised of mortgage-backed securities that are subject to prepayment risk.

We employ a Monte Carlo simulation model to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the BearMeasurisk dataset as of December 31, 2005. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $2.1 million as of December 31, 2005 and $6.5 million as of December 31, 2004. The average, high and low value-at-risk amounts for 2005 and 2004 were as follows (in millions):

	Average	High	Low
2005	$3.9	$6.3	$2.1
2004	$7.5	$9.6	$5.8

The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, short and long-term investments, accounts and notes receivable and foreign currency exchange contracts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. We place our cash and cash equivalents and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. We purchased bank loans with credit ratings below investment grade. The bank loans have a senior position to other debt and have floating-rate coupons, which significantly reduces interest rate risk. As of December 31, 2005, bank loans represent 7% of our cash and cash equivalents and short and long-term investments. We believe this investment strategy more effectively manages our exposure to interest rate risk and diversifies our investment portfolio. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2005, there were no outstanding securities lending transactions. The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of the contracts we enter into with any one party, we monitor the credit quality of the counterparties.

We employ a Monte Carlo simulation model to calculate value-at-risk for changes in credit conditions for our bank loan portfolios. This model assumes that the relationships among credit spreads, market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the BearMeasurisk dataset as of December 31, 2005. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the bank-loan portfolios was $0.8 million as of December 31, 2005 and $1.0 million as of December 31, 2004. The average, high and low value-at-risk amount for 2005 and 2004 were as follows (in millions):

	Average	High	Low
2005	$1.3	$1.9	$0.8
2004	$0.9	$1.3	$0.5

The credit risk associated with accounts and notes receivables is low due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $39.9 million and $41.7 million at December 31, 2005 and 2004, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMC CORPORATION AND SUBSIDIARIES

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of EMC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment, EMC’s management determined that, as of December 31, 2005, EMC’s internal control over financial reporting is effective based on those criteria.

EMC’s management’s assessment of the effectiveness of EMC’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of EMC Corporation:

We have completed integrated audits of EMC Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 35 of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2006

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$2,322,370	$1,476,803
Short-term investments	1,615,495	1,236,726
Accounts and notes receivable, less allowance for doubtful accounts of $38,126 and $39,901	1,405,564	1,162,387
Inventories	724,751	514,065
Deferred income taxes	326,318	289,810
Other current assets	179,478	151,135

Total current assets	6,573,976	4,830,926
Long-term investments	3,417,589	4,727,237
Property, plant and equipment, net	1,754,035	1,571,810
Intangible assets, net	563,024	499,478
Other assets, net	598,252	509,041
Goodwill, net	3,883,507	3,284,414

Total assets	$16,790,383	$15,422,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583,756	$522,770
Accrued expenses	1,279,857	1,090,666
Income taxes payable	645,694	404,772
Deferred revenue	1,164,551	930,492

Total current liabilities	3,673,858	2,948,700
Long-term convertible debt	126,963	128,456
Deferred revenue	640,598	570,995
Deferred income taxes	175,192	141,600
Other liabilities	108,342	109,868
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued 2,384,147 and 2,404,969 shares	23,841	24,050
Additional paid-in capital	5,867,076	6,221,099
Deferred compensation	(332,311)	(124,286)
Retained earnings	6,570,511	5,437,346
Accumulated other comprehensive loss, net	(63,687)	(34,922)

Total stockholders’ equity	12,065,430	11,523,287

Total liabilities and stockholders’ equity	$16,790,383	$15,422,906

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$7,009,026	$6,055,121	$4,723,554
Services	2,654,929	2,174,367	1,513,254

	9,663,955	8,229,488	6,236,808
Costs and expenses:
Cost of product sales	3,363,017	3,040,560	2,664,162
Cost of services	1,108,119	974,321	730,588
Research and development	1,004,829	847,899	718,470
Selling, general and administrative	2,605,977	2,266,665	1,656,164
Restructuring and other special charges	101,591	56,050	66,267

Operating income	1,480,422	1,043,993	401,157
Investment income	190,434	156,726	187,803
Interest expense	(7,988)	(7,516)	(3,030)
Other expense, net	(10,625)	(8,173)	(14,907)

Income before taxes	1,652,243	1,185,030	571,023
Income tax provision	519,078	313,841	74,915

Net income	$1,133,165	$871,189	$496,108

Net income per weighted average share, basic	$0.48	$0.36	$0.22

Net income per weighted average share, diluted	$0.47	$0.36	$0.22

Weighted average shares, basic	2,382,977	2,402,198	2,211,544
Weighted average shares, diluted	2,432,582	2,450,570	2,237,656

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Cash received from customers	$9,732,761	$8,329,367	$6,693,785
Cash paid to suppliers and employees	(7,539,855)	(6,299,057)	(5,507,699)
Dividends and interest received	249,208	162,427	185,898
Interest paid	(9,132)	(6,423)	(3,067)
Income taxes (paid) refunded	(216,686)	(84,019)	152,313

Net cash provided by operating activities	2,216,296	2,102,295	1,521,230

Cash flows from investing activities:
Additions to property, plant and equipment	(601,145)	(371,449)	(368,545)
Capitalized software development costs	(167,109)	(166,347)	(113,427)
Purchases of short and long-term available for sale securities	(12,115,524)	(8,391,782)	(7,453,138)
Sales of short and long-term available for sale securities	12,726,160	7,450,027	6,309,180
Maturities of short and long-term available for sale securities	257,751	83,659	304,407
Business acquisitions, net of cash (used) acquired	(683,663)	(590,410)	323,930
Other	(28,155)	(78,398)	(61,801)

Net cash used in investing activities	(611,685)	(2,064,700)	(1,059,394)

Cash flows from financing activities:
Issuance of common stock	263,296	229,951	112,592
Purchase of treasury stock	(1,003,419)	(545,718)	(126,975)
Payment of short and long-term obligations	(3,721)	(8,196)	(30,406)
Issuance of short and long-term obligations	220	140	4,736

Net cash used in financing activities	(743,624)	(323,823)	(40,053)
Effect of exchange rate changes on cash	(15,420)	10,055	14,848

Net increase (decrease) in cash and cash equivalents	845,567	(276,173)	436,631
Cash and cash equivalents at beginning of year	1,476,803	1,752,976	1,316,345

Cash and cash equivalents at end of year	$2,322,370	$1,476,803	$1,752,976

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,133,165	$871,189	$496,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639,974	616,357	520,698
Non-cash restructuring and other special charges	17,370	19,291	45,969
Amortization of deferred compensation	81,578	59,715	13,725
Provision for doubtful accounts	9,750	10,067	1,761
Deferred income taxes, net	(3,173)	241,591	(19,068)
Tax benefit from stock options exercised	42,593	46,302	10,515
Other	56,594	(2,143)	9,256
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(221,507)	(208,595)	42,398
Inventories	(180,442)	21,084	(46,342)
Other assets	(65,150)	(20,554)	(25,760)
Accounts payable	12,186	108,827	(32,170)
Accrued expenses	153,622	75,346	(44,786)
Income taxes payable	263,255	(58,612)	230,156
Deferred revenue	280,563	298,407	412,818
Other liabilities	(4,082)	24,023	(94,048)

Net cash provided by operating activities	$2,216,296	$2,102,295	$1,521,230

Non-cash activity:
– Issuance of common stock and stock options exchanged in business combinations	$77,645	$73,351	$3,109,899

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Other Comprehensive Income	Treasury Stock		Stockholders’ Equity
	Shares	Par Value					Shares	Cost
Balance, January 1, 2003	2,235,930	$22,359	$3,580,025	$(10,762)	$4,070,049	$(53,488)	(50,555)	$(382,181)	$7,226,002
Stock issued through stock option and stock purchase plans	17,494	175	112,417	—	—	—	—	—	112,592
Tax benefit from stock options exercised	—	—	39,059	—	—	—	—	—	39,059
Compensation charge for variable stock options	—	—	512	—	—	—	—	—	512
Grants of stock options and restricted stock, net of cancellations	2,208	22	29,383	(29,405)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(11,527)	(126,975)	(126,975)
Purchase acquisitions	221,189	2,212	3,133,805	(68,004)	—	—	—	—	3,068,013
Amortization of deferred compensation	—	—	—	13,725	—	—	—	—	13,725
Reversal of deferred compensation due to employee terminations	—	—	(378)	378	—	—	—	—	—
Change in market value of investments	—	—	—	—	—	(35,183)	—	—	(35,183)
Reversal of minimum pension liability	—	—	—	—	—	89,800	—	—	89,800
Translation adjustment	—	—	—	—	—	1,068	—	—	1,068
Net income	—	—	—	—	496,108	—	—	—	496,108

Balance, December 31, 2003	2,476,821	24,768	6,894,823	(94,068)	4,566,157	2,197	(62,082)	(509,156)	10,884,721

Stock issued through stock option and stock purchase plans	32,149	321	229,630	—	—	—	—	—	229,951
Tax benefit from stock options exercised	—	—	24,907	—	—	—	—	—	24,907
Compensation charge for variable stock options	—	—	20	—	—	—	—	—	20
Grants of restricted stock, net of cancellations	4,656	47	58,928	(58,975)	—	—	—	—	—
Repurchase of common stock	(19,940)	(199)	(235,876)	—	—	—	(26,617)	(309,643)	(545,718)
Reclassification of treasury stock to common stock	(88,699)	(887)	(817,912)	—	—	—	88,699	818,799	—
Stock options issued in purchase acquisitions	—	—	73,351	(37,730)	—	—	—	—	35,621
Amortization of deferred compensation	—	—	—	59,715	—	—	—	—	59,715
Reversal of deferred compensation due to employee terminations	(18)	—	(6,772)	6,772	—	—	—	—	—
Change in market value of investments	—	—	—	—	—	(36,545)	—	—	(36,545)
Change in market value of derivatives	—	—	—	—	—	(31)	—	—	(31)
Translation adjustment	—	—	—	—	—	(543)	—	—	(543)
Net income	—	—	—	—	871,189	—	—	—	871,189

Balance, December 31, 2004	2,404,969	24,050	6,221,099	(124,286)	5,437,346	(34,922)	—	—	11,523,287

Stock issued through stock option and stock purchase plans	33,789	337	262,959	—	—	—	—	—	263,296
Tax benefit from stock options exercised	—	—	32,127	—	—	—	—	—	32,127
Compensation charge for variable stock options	—	—	37	—	—	—	—	—	37
Grants of restricted stock, net of cancellations	19,484	195	283,747	(283,942)	—	—	—	—	—
Repurchase of common stock	(73,838)	(738)	(1,002,681)	—	—	—	—	—	(1,003,419)
Stock options issued in purchase acquisitions	—	—	77,645	(13,521)	—	—	—	—	64,124
Amortization of deferred compensation	—	—	—	81,578	—	—	—	—	81,578
Reversal of deferred compensation due to employee terminations	(257)	(3)	(7,857)	7,860	—	—	—	—	—
Change in market value of investments	—	—	—	—	—	(9,309)	—	—	(9,309)
Change in market value of derivatives	—	—	—	—	—	898	—	—	898
Translation adjustment	—	—	—	—	—	(20,354)	—	—	(20,354)
Net income	—	—	—	—	1,133,165	—	—	—	1,133,165

Balance, December 31, 2005	2,384,147	$23,841	$5,867,076	$(332,311)	$6,570,511	$(63,687)	—	$—	$12,065,430

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Net income	$1,133,165	$871,189	$496,108
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments, net of taxes of $(10,716), $4,979 and $7,677	(20,354)	(543)	1,068
Equity adjustment for minimum pension liability, net of taxes of $0, $0 and $53,880	—	—	89,800
Changes in market value of investments, including unrealized gains and losses and reclassification adjustments to net income, net of taxes (benefit) of $3,543, $(11,900) and $(20,083)	(9,309)	(36,545)	(35,183)
Changes in market value of derivatives, net of taxes of $96, $0 and $0	898	(31)	—

Other comprehensive income (loss)	(28,765)	(37,119)	55,685

Comprehensive income	$1,104,400	$834,070	$551,793

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Company

EMC Corporation and its subsidiaries develop and deliver open, flexible information infrastructures, offering a wide range of systems, software, services and solutions that help organizations extract greater value from their information and get the most out of their IT assets.

EMC develops solutions for customers to manage information intelligently based on its changing value to an organization over time. With a strategy known as information lifecycle management, we help individuals and organizations store, manage, protect, secure, move and share information to collaborate, solve problems, save money, exploit new opportunities, comply with regulations and policies and improve operational results. Information lifecycle management simultaneously lowers the cost and reduces the risk of managing information, no matter what format it is in – documents, images or e-mail – as well as the data that resides in databases.

We also provide specialized virtual infrastructure and resource management software. Virtual infrastructure helps organizations respond to changing IT requirements by dynamically altering their computing and storage environments with flexible virtualization technologies. Resource management allows organizations to better understand, manage and automate the operation of their information infrastructure.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of EMC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Software sales consist of the sale of software application programs. Our software products provide customers with resource management, backup and archiving, content management and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of royalty reports or payments from third parties.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Services revenue

Services revenue consists of installation services, professional services, software maintenance, hardware maintenance and training.

Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by our customers or other vendors. Installation services revenues are recognized upon completion of installation. Professional services revenues include information infrastructure assessments and design, integration and implementation, business continuity, data migration, residencies, networking storage and project management. Engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized as earned based upon the hours incurred. Revenue on all other engagements is recognized upon completion.

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

Gains and losses from foreign currency transactions are included in other expense, net, and consist of losses of $17.9 million in 2005, $13.4 million in 2004, and $13.3 million in 2003.

Derivatives

We use derivatives to hedge foreign currency exposures related to foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We hedge our exposure in foreign currency denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded in other expense, net, in the income statement. These derivative contracts mature in less than one year.

We use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income until the underlying forecasted transactions occur. To achieve hedge accounting, the criteria specified in FAS No. 133, “Accounting for Derivative Instrument and Hedging Activities” must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the income statement, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income will be reclassified to the other expense, net, in the income statement in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings, which did not represent a material amount for the fiscal years presented. The ineffective portion of the derivatives consists of option premiums, discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. There were $107 million of cash flow hedges outstanding as of December 31, 2005, $60 million of cash flow hedges outstanding as of December 31, 2004 and no cash flow hedges outstanding as of December 31, 2003.

We do not engage in currency speculation. For purposes of presentation within the statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and commercial paper. Cash equivalents are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $1,659.4 million and $734.9 million at December 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2005 and 2004 were as follows (table in thousands):

	December 31,
	2005	2004
Current	$38,126	$39,901
Non-current (included in other assets, net)	1,800	1,800

	$39,926	$41,701

Investments

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market value. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also hold strategic equity investments. Strategic equity investments in publicly traded companies are classified as available for sale when there are no restrictions on our ability to liquidate such securities. These investments are also carried at their market value. Strategic equity investments in privately-held companies are carried at the lower of cost or net realizable value due to their illiquid nature. We review these investments to ascertain whether unrealized losses are other than temporary.

Unrealized gains and temporary losses on investments classified as available for sale are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and other than temporary impairments on non-strategic investments are reflected in the income statement in investment income. Realized gains and losses and other than temporary impairments on strategic investments are reflected in the income statement in other expense, net. Investment activity is accounted for primarily using the first-in, first-out method.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Buildings under development are included in building construction in progress. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5-7 years
Equipment	1-10 years
Improvements	5-25 years
Buildings	25-31 1/2 years

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the income statement. Repair and maintenance costs, including planned maintenance, are expensed as incurred.

Capitalized Software Development Costs

R&D costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model. Capitalized costs are amortized on a straight-line basis over periods ranging from eighteen months to two years which represent the products’ estimated useful lives. The expense associated with the straight-line method exceeds the amount of expense computed using the ratio of current period gross product revenues to total anticipated gross product revenues. Unamortized software development costs were $261.6 million and $219.0 million at December 31, 2005 and 2004, respectively, and are included in other assets, net. Amortization expense was $124.5 million, $113.5 million and $90.9 million in 2005, 2004 and 2003, respectively. Amounts capitalized were $167.1 million, $166.3 million and $113.4 million in 2005, 2004 and 2003, respectively.

Long-lived Assets

Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to twelve years. Intangible assets include goodwill, purchased technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents and contracts. Goodwill is carried at its historical cost.

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

We test goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Advertising

Advertising production costs are expensed as incurred. Advertising expense was $14.7 million, $11.7 million and $14.4 million in 2005, 2004 and 2003, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Costs

Legal costs incurred in connection with loss contingencies are recognized when the costs are probable of occurrence and estimable.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Earnings Per Share

Basic net income per share is computed using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and convertible debt.

Retirement/Post Employment Benefits

Pension cost for our domestic defined benefit pension plan is funded to the extent that current pension cost is deductible for U.S. Federal tax purposes and to comply with the Employee Retirement Income Security Act and the General Agreement on Tariff and Trade Bureau additional minimum funding requirements. Net pension cost for our international defined benefit pension plans are generally funded as accrued.

Post-retirement benefit cost for the domestic post-retirement benefits plan assumed as part of our acquisition of Data General Corporation is generally funded on a pay-as-you-go basis to the extent that current cost is deductible for U.S. Federal tax purposes.

Concentrations of Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short and long-term investments, accounts and notes receivable and foreign currency exchange contracts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. We place our cash and cash equivalents and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. We purchased bank loans with credit ratings below investment grade. The bank loans have a senior position to other debt and have floating-rate coupons, which significantly reduces interest rate risk. As of December 31, 2005, bank loans represented 7% of our cash and cash equivalents and short and long-term investments. We believe this investment strategy more effectively manages our exposure to interest rate risk and diversifies our investment portfolio. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit and is held in our possession. At December 31, 2005, there were no outstanding securities lending transactions. We provide credit to customers in the normal course of business. Credit is extended to new customers based upon industry reputation or a check of credit references. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell, Inc., one of our channel partners, accounted for 12% of our revenues in 2005. The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of the contracts we enter into with any one party, we monitor the credit quality of the counterparties.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for Stock-Based Compensation

FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, we elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Compensation expense is recognized on a straight line basis over the vesting period for time-based restricted stock grants and stock options granted where the exercise price is below the market price on the date of the grant. For performance-based restricted stock grants that have a graded vesting schedule, compensation expense is recognized on a straight line basis over the requisite service period for each separately vesting portion of the award. The following is a reconciliation of net income per weighted average share had we adopted the fair value recognition provisions of FAS No. 123 for the periods presented (table in thousands, except per share amounts):

	2005	2004	2003
Net income	$1,133,165	$871,189	$496,108
Add back: Stock compensation costs, net of tax, on stock-based awards	52,131	40,345	9,288
Less: Stock compensation costs, net of tax, had stock compensation expense been measured at fair value	(371,681)	(411,929)	(389,957)

Incremental stock option expense per FAS No. 123, net of taxes	(319,550)	(371,584)	(380,669)

Adjusted net income	$813,615	$499,605	$115,439

Net income per weighted average share, basic – as reported	$0.48	$0.36	$0.22

Net income per weighted average share, diluted – as reported	$0.47	$0.36	$0.22

Adjusted net income per weighted average share, basic	$0.34	$0.21	$0.05

Adjusted net income per weighted average share, diluted	$0.34	$0.20	$0.05

The 2004 and 2003 amounts have been adjusted from the amounts reported in our Annual Report on Form 10-K for the fiscal year ended 2004 to be calculated following the same method that will be utilized under FAS No. 123R. The total impact of the charge was to increase the incremental stock option expense per FAS No. 123 net of taxes by $8.3 million in 2004 and $7.7 million in 2003.

The fair value of each option granted during 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	40.3%	46.4%	55.0%
Risk-free interest rate	4.02%	3.18%	3.27%
Expected life (in years)	4.0	4.2	5.0

The weighted average fair value of stock options granted at fair market value were as follows:

2005	$5.29
2004	$5.15
2003	$6.44

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of stock options granted below fair market value were as follows:

2005	N/A
2004	N/A
2003	$7.13

New Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” Effective on January 1, 2006, we will adopt the provisions of FAS No. 123R that require us to recognize the fair value of options granted in our basic financial statements.

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

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, which was the straight-line method, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option. The statement also changes the reporting of tax related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing inflows. Under the indirect method of presentation of the statement of cash flows, any shortfalls resulting from the write-off of deferred tax assets will be reported in net income and classified within the change in deferred income taxes in the operating section of the statement of cash flows.

We plan to adopt the statement on a modified prospective basis beginning January 1, 2006. Accordingly, the results of operations for future periods will not be comparable to our historical results of operations. The adoption of FAS No. 123R will have a material impact on our results of operations, increasing cost of sales, SG&A expenses and R&D expenses. We currently estimate that adoption of the statement will reduce diluted earnings per share by approximately $0.09 in 2006; however, the amount may change based upon the number and value of additional stock option grants and forfeiture rates.

Under the EMC Corporation 2003 Stock Plan (the “2003 Plan”), certain awards granted to an employee who meets the age and/or length of service requirements for “retirement” set forth in the plan generally will continue to vest after such employee’s retirement without additional service, subject to the terms and conditions of the grant document. In connection with the above reconciliation of net income assuming adoption of FAS No. 123, our policy with respect to these awards has been to recognize compensation cost over the stipulated vesting period, which is typically five years. If the employee retires before the end of the vesting period, any remaining unrecognized compensation cost would be recognized at the date of retirement. The SEC has determined that companies that follow this approach should continue to do so for all applicable equity-based awards issued prior to the effective date of FAS No. 123R. These awards should also continue to be accounted for in this manner subsequent to the effective date of FAS No. 123R. The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R, however, should be recognized through the retirement eligibility date. Had we recognized compensation expense over this shorter service period, the increase in stock compensation costs, net of taxes, presented on a proforma basis under FAS No. 123 would have been $57.0 million, $29.1 million and $15.5 million for 2005, 2004 and 2003, respectively.

B.  Business Acquisitions, Goodwill and Intangible Assets

Acquisition of Captiva

In December 2005, we acquired all of the outstanding capital stock of Captiva. Captiva is a provider of software solutions that capture and manage business-critical information from paper, faxed and scanned forms and documents, Internet forms and XML data streams, converting them into information that is usable in database, document, content and other information management

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

systems. The acquisition enables us to deliver an expanded solution to our customers, enabling them to gain a richer understanding of their information and become better equipped to classify it, create policy based workflow and automate information lifecycle management.

The aggregate purchase price, net of cash received, was $322.5 million, which consisted of $280.9 million of cash, $36.2 million in fair value of our stock options and $5.4 million of transaction costs, which primarily consisted of financial advisory, legal and accounting services. The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	4.0
Expected volatility	40.0%
Risk-free interest rate	4.32%

The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $8.0 million and has been recorded as deferred compensation in the purchase price allocation. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the receipt of an independent appraisal and the finalization of our integration activities.

The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$13,614
Property, plant and equipment	1,635
Other long-term assets	374
Goodwill	259,935
Intangible assets:
Developed technology (estimated useful lives of 5 years)	42,530
Customer relationships (estimated useful lives of 2 – 10 years)	22,800
Tradenames and trademarks (estimated useful lives of 2 – 7 years)	2,000
Non-competition agreements (estimated useful lives of 3 years)	750
Acquired IPR&D	14,270

Total intangible assets	82,350
Deferred compensation	8,000
Current liabilities	(31,119)
Deferred income taxes	(11,533)
Long-term liabilities	(766)

Total purchase price	$322,490

In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets and historical demand and estimates of future demand of Captiva’s products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Captiva.

The total weighted average amortization period for the intangible assets is 5.3 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The goodwill is classified within the EMC multi-platform software segment.

Of the $82.4 million of acquired intangible assets, $14.3 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off is included in restructuring and other special charges in our income statement. Two IPR&D projects were identified relating to data capture and input. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in-process project was estimated to determine the discount rate to be applied to the

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we deemed a discount rate of 30% as appropriate for valuing IPR&D.

In connection with the Captiva acquisition, we commenced integration activities which have resulted in recognizing $2.3 million in liabilities for employee termination benefits which will be paid through 2006. No payments had been made as of December 31, 2005. Management is in the process of determining whether additional liabilities relating to employee termination benefits or other contractual obligations are required to be recorded.

Acquisition of Rainfinity, Inc.

In August 2005, we acquired all of the outstanding capital stock of Rainfinity for approximately $90.0 million in cash. Rainfinity is a provider of virtualization solutions for heterogeneous NAS and file systems environments. The acquisition enables us to provide more comprehensive information lifecycle management solutions to our customers, helping them to improve their capacity utilization and performance and simplify data migration and consolidation projects regardless of the NAS operating systems they may be using. Pro forma results and other financial disclosures have not been provided because the effects of the acquisition were not material to us.

Acquisition of Smarts, Inc.

In February 2005, we acquired all of the outstanding capital stock of Smarts. Smarts’ software products automatically locate root-cause problems, calculate their impact across technology domains and present the logical action plan required to keep business services up and running. The acquisition enables us to offer event automation and real-time network systems management software. Additionally, the acquisition enables us to apply the modeling, correlation and root cause analysis technology to expand our information and storage management offerings.

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

The following represents the allocation of the purchase price (table in thousands):

Current assets	$21,077
Property, plant and equipment	7,596
Other long-term assets	533
Goodwill	267,066
Intangible assets:
Developed technology (estimated useful lives of 4-7 years)	24,870
Customer relationships (estimated useful lives of 4-8 years)	16,170
Tradenames and trademarks (estimated useful lives of 2-7 years)	1,660
Non-solicitation agreements (estimated useful lives of 3 years)	1,570
Acquired IPR&D	3,100

Total intangible assets	47,370
Deferred compensation	3,536
Current liabilities	(33,028)
Deferred income taxes	(13,312)
Long-term liabilities	(7,354)

Total purchase price	$293,484

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total weighted average amortization period for the intangible assets is 6.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The goodwill is classified within the EMC multi-platform software segment.

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

In connection with the Smarts acquisition, we commenced integration activities which resulted in recognizing an aggregate of $6.4 million in liabilities for lease obligations, employee termination benefits and other contractual obligations, of which $2.7 million was paid through December 31, 2005. The amounts will be paid over the remaining periods through 2008.

Acquisition of VMware, Inc.

In January 2004, we acquired all of the shares of outstanding stock of VMware, a software company specializing in virtualization technology. VMware’s technology enables multiple operating systems to run simultaneously and independently on the same Intel-based server or workstation and move live applications across systems without business disruption. We determined that the acquisition advances our goal of simplifying the information technology operations of our customers. The aggregate purchase price, net of cash received, was approximately $613.1 million, which consisted of $539.4 million of cash, $72.0 million in fair value of our stock options and $1.7 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The fair value of our stock options issued to employees was estimated using a Black-Scholes option-pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the results of VMware from the date of acquisition. Pro forma results of operations for 2004 have not been presented because the effects of the acquisition were not material to us. The purchase price has been allocated based on estimated fair values as of the acquisition date (table in thousands):

Current assets	$18,644
Property, plant and equipment	2,472
Other long-term assets	1,520
Goodwill	518,581
Intangible assets:
Developed technology (estimated useful lives of 4-5 years)	93,610
Support and subscription contracts (estimated useful lives of 9 years)	3,950
OEM contracts (estimated useful lives of 5 years)	5,570
Tradenames and trademarks (estimated useful lives of 5 years)	7,580
Non-solicitation agreements (estimated useful lives of 3 years)	40
Acquired IPR&D	15,200

Total intangible assets	125,950
Deferred compensation	47,300
Current liabilities	(81,241)
Deferred income taxes	(16,444)
Long-term liabilities	(3,670)

Total purchase price	$613,112

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

The total weighted-average amortization period for the intangible assets is 4.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes. The goodwill is classified within our VMware segment.

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

Pro forma Effect of the Acquisitions

The following pro forma information gives effect to the acquisition of Smarts and Captiva as if the acquisitions occurred on January 1, 2004. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the period presented (table in thousands, except per share data):

	(unaudited) Year Ended December 31,
	2005	2004
Revenue	$9,739,602	$8,359,034
Net income	1,105,033	850,056
Net income per weighted average share, basic	$0.46	$0.35
Net income per weighted average share, diluted	$0.45	$0.35

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of LEGATO Systems, Inc.

In October 2003, we acquired all of the shares of outstanding common stock of LEGATO. LEGATO developed, marketed and supported software products and services for information protection and recovery, hierarchal storage management, automated availability, e-mail and content management. We determined that the acquisition would expand our portfolio of open storage software, provide software-focused sales expertise, extensive channel partner relationships and strong service capabilities. The aggregate purchase price was approximately $1.4 billion, which consisted of $1.2 billion of our common stock, $141.5 million in fair value of our stock options and $15.4 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 106 million shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

The purchase price allocation resulted in goodwill of $1.1 billion, other intangible assets of $176.8 million and an IPR&D charge of $19.6 million.

In connection with the LEGATO acquisition, we commenced integration activities which have resulted in involuntary terminations and lease and contract terminations. The following summarizes the obligations recognized in connection with the LEGATO acquisition and activity to date (table in thousands):

Year Ended December 31, 2005 Category	Beginning Balance	Adjustments	Utilization	Ending Balance
Involuntary termination benefits	$10,282	$(3,954)	$(4,486)	$1,842
Lease and other contractual terminations	32,187	(409)	(6,698)	25,080

Total	$42,469	$(4,363)	$(11,184)	$26,922

Year Ended December 31, 2004 Category	Beginning Balance	Adjustments	Utilization	Ending Balance
Involuntary termination benefits	$1,337	$18,578	$(9,633)	$10,282
Lease and other contractual terminations	28,185	13,805	(9,803)	32,187

Total	$29,522	$32,383	$(19,436)	$42,469

Year Ended December 31, 2003 Category	Beginning Balance	Adjustments	Utilization	Ending Balance
Involuntary termination benefits	$2,700	$—	$(1,363)	$1,337
Lease and other contractual terminations	29,084	—	(899)	28,185

Total	$31,784	$—	$(2,262)	$29,522

We expect to pay the remaining balance for involuntary termination benefits through 2007. The liability for lease and other contractual termination benefits will be paid over the remaining contract periods through 2011.

Acquisition of Documentum, Inc.

In December 2003, we acquired all of the shares of outstanding common stock of Documentum. Documentum provided enterprise content management software, enabling organizations to organize and manage unstructured data. We determined that the acquisition would provide us the opportunity to expand our product offerings, enabling customers to implement a total information storage solution for managing unstructured content. Additionally, the acquisition expanded our software-focused sales expertise and provided strong service capabilities. The aggregate purchase price was approximately $1.8 billion, which consisted of $1.6 billion of common stock, $207.6 million in fair value of our stock options and $20.5 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 115 million shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

The purchase price allocation resulted in goodwill of $1.4 billion, other intangible assets of $234.6 million and an IPR&D charge of $9.5 million.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Documentum acquisition, we commenced integration activities which have resulted in involuntary terminations and lease terminations. The following summarizes the obligations recognized in connection with the Documentum acquisition and activity to date (tables in thousands):

Year Ended December 31, 2005 Category	Beginning Balance	Adjustments	Utilization	Ending Balance
Involuntary termination benefits	$7,236	$(6,540)	$(279)	$417
Lease terminations	8,396	—	(3,050)	5,346

Total	$15,632	$(6,540)	$(3,329)	$5,763

Year Ended December 31, 2004 Category	Beginning Balance	Adjustments	Utilization	Ending Balance
Involuntary termination benefits	$718	$7,552	$(1,034)	$7,236
Lease terminations	4,970	5,770	(2,344)	8,396

Total	$5,688	$13,322	$(3,378)	$15,632

Year Ended December 31, 2003 Category	Beginning Balance	Adjustments	Utilization	Ending Balance
Involuntary termination benefits	$718	$—	$—	$718
Lease terminations	4,970	—	—	4,970

Total	$5,688	$—	$—	$5,688

We expect to pay the remaining balance for involuntary termination benefits through 2007. The liability for leases will be paid over the remaining lease terms through 2008.

Intangible Assets

Intangible assets, excluding goodwill as of December 31, 2005 and 2004, consist of (tables in thousands):

2005 Category	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$489,953	$(241,011)	$248,942
Patents	61,857	(60,191)	1,666
Software licenses	49,788	(12,141)	37,647
Trademarks and tradenames	30,883	(15,304)	15,579
Customer relationships and customer lists	301,586	(50,373)	251,213
Other	11,530	(3,553)	7,977

Total intangible assets, excluding goodwill	$945,597	$(382,573)	$563,024

2004 Category	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$372,192	$(163,672)	$208,520
Patents	61,857	(59,250)	2,607
Software licenses	46,438	(5,995)	40,443
Trademarks and tradenames	27,223	(12,222)	15,001
Customer relationships and customer lists	252,716	(27,395)	225,321
Other	8,860	(1,274)	7,586

Total intangible assets, excluding goodwill	$769,286	$(269,808)	$499,478

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense on intangibles was $112.8 million, $109.3 million and $37.2 million in 2005, 2004 and 2003, respectively. As of December 31, 2005, amortization expense on intangible assets for the next five years was as follows (table in thousands):

2006	$141,903
2007	118,078
2008	95,370
2009	59,464
2010	49,757

Total	$464,572

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2005 and 2004 consist of the following (tables in thousands):

	Year Ended December 31, 2005
	EMC Information Storage Products	EMC Multi- Platform Software	EMC Services	VMware	Other Businesses	Total
Balance, beginning of the year	$551,888	$2,204,230	$1,615	$526,681	$—	$3,284,414
Goodwill acquired	—	610,402	17,483	4,427	—	632,312
Tax deduction from exercise of stock options	—	(10,466)	—	—	—	(10,466)
Finalization of purchase price allocations	878	(14,433)	—	(8,591)	—	(22,146)
Reduction in income tax valuation allowance	—	(607)	—	—	—	(607)

Balance, end of the year	$552,766	$2,789,126	$19,098	$522,517	$—	$3,883,507

	Year Ended December 31, 2004
	EMC Information Storage Products	EMC Multi- Platform Software	EMC Services	VMware	Other Businesses	Total
Balance, beginning of the year	$551,888	$2,158,174	$1,615	$ —	$—	$2,711,677
Goodwill acquired	—	33,116	—	527,273	—	560,389
Tax deduction from exercise of stock options	—	(20,694)	—	(592)	—	(21,286)
Finalization of purchase price allocations	—	37,450	—	—	—	37,450
Reduction in income tax valuation allowance	—	(3,816)	—	—	—	(3,816)

Balance, end of the year	$551,888	$2,204,230	$1,615	$526,681	$—	$3,284,414

We test the goodwill balances for impairment at least annually. There was no impairment in 2005, 2004 or 2003.

C.  Restructuring and Other Special Charges

In 2005, 2004 and 2003, we incurred restructuring and other special charges of $101.6 million, $56.1 million and $66.3 million, respectively.

The 2005 charge consisted of $17.4 million of IPR&D charges associated with acquisitions and $84.1 million for employee termination benefits associated with work force rebalancing and reductions in force efforts and $0.4 million of costs associated with vacating excess facilities. Partially offsetting these amounts were net adjustments of $0.3 million associated with prior years’ restructuring programs.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2004 charge consisted of $17.4 million of IPR&D charges associated with acquisitions and $38.7 million of restructuring charges. The 2004 restructuring programs consisted of $24.5 million of employee termination benefits associated with reductions in force and $2.1 million associated with vacating excess facilities. The remaining $12.1 million of charges was associated with prior restructuring programs, primarily relating to additional rent expense for vacated facilities. The additional rent expense was attributable to a revised estimate of the time needed to sublet facilities.

The 2003 charge consisted of $29.1 million of IPR&D charges associated with acquisitions, $18.6 million of employee termination benefits associated with a reduction in force, $2.8 million associated with vacating excess facilities, $10.5 million pertaining to an asset impairment and a net adjustment of $5.3 million associated with prior restructuring programs.

The activity for each charge is explained in the following sections.

2005 Restructuring Programs

The activity for the 2005 restructuring programs for the year ended December 31, 2005 is presented below (table in thousands):

Category	Initial Provision	Utilization During 2005	Ending Balance
Workforce reductions	$84,144	$(4,361)	$79,783
Elimination of excess facilities	423	(423)	—

Total	$84,567	$(4,784)	$79,783

The 2005 restructuring programs included two separate reductions in force, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. These actions impacted our major business functions and all major geographic regions. Approximately 67% of the affected employees are or were based in North America, excluding Mexico, and 33% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of December 31, 2005, approximately 80 employees have been terminated. Management plans to re-allocate the headcount from the fourth quarter charge to other areas of the business to enhance R&D activities and sales. The restructuring programs impacted the EMC information storage products, EMC multi-platform software, EMC services and other businesses segments.

The 2005 restructuring programs are expected to be completed by the end of 2006, with the remaining cash expenditures relating to workforce reduction expected to be substantially paid by the end of 2007. The expected cash impact of the 2005 restructuring charges is $84.6 million, of which $4.8 million was paid in 2005.

2004 Restructuring Programs

The activity for the 2004 restructuring programs for the years ended December 31, 2005 and 2004 is presented below (tables in thousands):

2005 Category	Beginning Balance	Adjustments to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reductions	$16,380	$(1,074)	$(9,617)	$5,689
Elimination of excess facilities	1,662	(459)	(1,080)	123

Total	$18,042	$(1,533)	$(10,697)	$5,812

2004 Category	Initial Provision	Adjustments to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reductions	$26,849	$(2,378)	$(8,091)	$16,380
Elimination of excess facilities	2,200	(66)	(472)	1,662

Total	$29,049	$(2,444)	$(8,563)	$18,042

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2004 restructuring programs included two separate reductions in force, one that commenced in the first quarter of 2004 and a second that commenced in the fourth quarter of 2004, aggregating approximately 400 employees across our major business functions and all major geographic regions. As of December 31, 2005, substantially all of the employees have been terminated. The remaining cash expenditures relating to workforce reduction are expected to be paid by the end of 2006. The expected cash impact of the 2004 restructuring charge was $25.1 million, of which $8.6 million was paid in 2004 and $10.7 million was paid in 2005.

The $2.4 million reversal to the provision for workforce reduction in 2004 was attributable to a decrease in the original number of individuals identified for reduction.

The 2004 restructuring programs impacted the EMC information storage products, EMC multi-platform software and EMC services segments.

2003 Restructuring Program

The activity for the 2003 restructuring program for the years ended December 31, 2005, 2004 and 2003 is presented below (tables in thousands):

2005 Category	Beginning Balance	Adjustments to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reduction	$1,350	$(369)	$(510)	$471
Elimination of excess facilities	5,470	(1,302)	(4,132)	36

Total	$6,820	$(1,671)	$(4,642)	$507

2004 Category	Beginning Balance	Adjustments to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reduction	$14,696	$(4,787)	$(8,559)	$1,350
Asset impairment	—	25	(25)	—
Elimination of excess facilities	2,262	7,939	(4,731)	5,470

Total	$16,958	$3,177	$(13,315)	$6,820

2003 Category	Initial Provision	Utilization During 2003	Ending Balance	Non-Cash Portion of the Provision
Workforce reduction	$18,557	$(3,861)	$14,696	$—
Asset impairment	10,515	(10,515)	—	10,515
Elimination of excess facilities	2,844	(582)	2,262	582

Total	$31,916	$(14,958)	$16,958	$11,097

The $4.8 million reversal of the provision for workforce reduction in 2004 was attributable to a decrease in the original number of individuals identified for reduction. The $7.9 million addition to the provision for elimination of excess facilities in 2004 related to additional charges for facilities being vacated as the time to sublet the facilities was greater than originally estimated.

In 2003, as a result of the LEGATO acquisition, we recognized an impairment charge of $10.5 million for a duplicative EMC software project. The impairment charge was equal to the amount by which the asset’s carrying amount exceeded its fair value, measured as the present value of its estimated discounted cash flows. The impaired asset is classified within our EMC multi-platform software segment.

The 2003 workforce reduction impacted approximately 200 employees across our major business functions and all our major geographic regions. The 2003 restructuring program impacted the EMC information storage products, EMC multi-platform software and EMC services segments.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected cash impact of the 2003 restructuring program is $22.3 million of which $3.9 million was paid in 2003, $13.3 million was paid in 2004, and $4.6 million was paid in 2005. The remainder is expected to be paid in 2006.

Prior Year Restructuring Programs

2002 Restructuring Program

In 2002, we instituted a restructuring program. The activity for the 2002 restructuring program for the years ended December 31, 2005, 2004 and 2003 is presented below (tables in thousands):

2005 Category	Beginning Balance	Adjustments to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reduction	$1,230	$(282)	$(690)	$258
Consolidation of excess facilities	24,536	(2,507)	(8,724)	13,305
Contractual and other obligations	1,868	(244)	—	1,624

Total	$27,634	$(3,033)	$(9,414)	$15,187

2004 Category	Beginning Balance	Adjustments to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reduction	$6,617	$(2,064)	$(3,323)	$1,230
Consolidation of excess facilities	37,187	(599)	(12,052)	24,536
Contractual and other obligations	4,875	21	(3,028)	1,868

Total	$48,679	$(2,642)	$(18,403)	$27,634

2003 Category	Beginning Balance	Adjustments to the Provision During 2003	Utilization During 2003	Ending Balance
Workforce reduction	$22,121	$24,081	$(39,585)	$6,617
Consolidation of excess facilities	52,647	6,134	(21,594)	37,187
Contractual and other obligations	15,260	1,300	(11,685)	4,875

Total	$90,028	$31,515	$(72,864)	$48,679

The $24.1 million addition to the provision for workforce reduction in 2003 was primarily attributable to finalizing severance packages for employees in foreign jurisdictions. The $6.1 million addition to the provision for the consolidation of excess facilities in 2003 represents the charges for facilities being vacated, offset by the reversal of reserves related to the reactivation of facilities that had previously been vacated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001 Restructuring Program

In 2001, we implemented a restructuring program to reduce our cost structure. The activity for the 2001 restructuring program for the years ended December 31, 2005, 2004 and 2003 is presented below (tables in thousands):

2005 Category	Beginning Balance	Adjustment to the Provision During 2005	Utilization During 2005	Ending Balance
Other contractual obligations	$771	$—	$(17)	$754
Consolidation of excess facilities	56,687	5,891	(14,326)	48,252

Total	$57,458	$5,891	$(14,343)	$49,006

2004 Category	Beginning Balance	Adjustment to the Provision During 2004	Utilization During 2004	Ending Balance
Other contractual obligations	$826	$—	$(55)	$771
Consolidation of excess facilities	60,379	16,008	(19,700)	56,687

Total	$61,205	$16,008	$(19,755)	$57,458

2003 Category	Beginning Balance	Adjustment to the Provision During 2003	Utilization During 2003	Ending Balance
Other contractual obligations	$3,063	$—	$(2,237)	$826
Consolidation of excess facilities	97,397	(10,196)	(26,822)	60,379

Total	$100,460	$(10,196)	$(29,059)	$61,205

The restructuring program impacted the EMC information storage products, EMC services and other businesses segments.

The adjustments to the provision for the consolidation of excess facilities in 2005 and 2004 were attributable to incremental rental costs due to the inability to sublet certain facilities. The adjustment to the consolidation of excess facilities in 2003 related to the reactivation of a previously vacated facility. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2012.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Restructuring Programs

During 1999, we recorded a charge of $223.6 million relating to restructuring, merger and other special charges primarily associated with our acquisition of Data General. In 1998, we recorded a charge of $135.0 million related to a Data General restructuring program. The amounts charged against the established provisions for the 1999 and 1998 restructuring programs for each of the three years ended December 31, 2005, 2004 and 2003 is presented below (table in thousands):

2005 Category	Beginning Balance	Adjustment to the Provision During 2005	Utilization During 2005	Ending Balance
Workforce reduction	$720	$—	$(100)	$620
Consolidation of excess facilities	4,588	—	(890)	3,698

Total	$5,308	$—	$(990)	$4,318

2004 Category	Beginning Balance	Adjustment to the Provision During 2004	Utilization During 2004	Ending Balance
Workforce reduction	$5,825	$(4,877)	$(228)	$720
Consolidation of excess facilities	6,468	339	(2,219)	4,588

Total	$12,293	$(4,538)	$(2,447)	$5,308

2003 Category	Beginning Balance	Adjustment to the Provision During 2003	Utilization During 2003	Ending Balance
Workforce reduction	$19,158	$(8,533)	$(4,800)	$5,825
Consolidation of excess facilities	14,607	(7,575)	(564)	6,468

Total	$33,765	$(16,108)	$(5,364)	$12,293

During 2004 and 2003, the Data General restructuring accrual was reduced by $4.5 million and $16.1 million, respectively. The reductions in 2004 and 2003 pertaining to the workforce reduction liability resulted from our favorable resolution of previously recognized contractual obligations associated with employee terminations. The reduction in 2003 for the consolidation of excess facilities resulted from management’s decision to utilize a facility that we had previously vacated.

The balances in the 1998 and 1999 restructuring programs as of December 31, 2005 relate to executive severance and a remaining lease obligation that will be paid through 2015.

D.  Convertible Debt

In April 2002, Documentum sold $125.0 million in senior convertible Notes that mature on April 1, 2007, which we assumed in connection with our acquisition of Documentum in December 2003. The Notes bear interest at a rate of 4.5% per annum. Holders of the Notes are entitled to convert the Notes at any time before the close of business on April 1, 2007, subject to our prior redemption or repurchase of the Notes, into shares of our common stock at a conversion price of $13.80 per share. The Notes may be redeemed by us at a price of 101.8% of the face value through April 1, 2006 and at a price of 100.9% of the face value from April 2, 2006 through March 31, 2007. The Notes will effectively rank behind all secured debt to the extent of the value of the assets securing those debts. The Notes do not contain any restrictive financial covenants. The Notes have been recorded at their fair market value as of the date of the acquisition of Documentum with a portion allocated to the conversion component. The fair market value of the debt component as of the acquisition date of $130.0 million is being adjusted to the debt’s face value of $125.0 million using the effective interest method through April 1, 2007. The fair market value of the conversion component of $26.3 million has been allocated to additional paid-in capital. We have called all of the outstanding Notes for redemption on April 3, 2006.

E.  Derivatives

At December 31, 2005, the fair value of our foreign currency hedges resulted in both an unrealized gain of $13.1 million classified in other current assets and an unrealized loss of $12.1 million classified in accrued expenses. At December 31, 2004, the fair value of our foreign currency hedges resulted in both an unrealized gain of $18.3 million classified in other current assets and an unrealized loss of $13.0 million classified in accrued expenses.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in other comprehensive income related to derivatives held by us for 2005, 2004 and 2003 (table in thousands):

	2005	2004	2003
Unrealized losses on derivative instruments, beginning of year	$(31)	$—	$—
Add: increase (decrease) in fair value of derivatives	28,873	(9,500)	(15,574)
Less: gains (losses) reclassified into revenue or expenses	27,879	(9,469)	(15,574)

Unrealized gains (losses) on derivative instruments, end of year	$963	$(31)	$—

As of December 31, 2005 the unrealized gains on derivative instruments consisted of gross unrealized gains of $1.8 million and gross unrealized losses of $0.8 million. The unrealized gain is expected to be reclassified into the income statement in 2006.

F.  Fair Value of Financial Instruments

Fair Value

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, current portion of long-term debt and accounts and notes payable approximate fair value due to the short maturities of these instruments.

The fair value of our long-term convertible debt at December 31, 2005 was $133.6 million, compared to a carrying amount of $127.0 million. The fair value is based upon the trading price of the debt.

Investments

The following tables summarize the composition of our available for sale, short and long-term investments, at December 31, 2005 and 2004 (tables in thousands). Fair value was determined based upon quoted market prices for the security.

	December 31, 2005
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$1,593,877	$1,577,472
U.S. corporate debt securities	824,540	816,433
Asset and mortgage-backed securities	972,258	960,046
Bank loans	536,378	540,379
Municipal obligations	399,538	399,895
Auction rate securities	666,765	666,765
Foreign debt securities	73,075	72,094

Total	$5,066,431	$5,033,084

	December 31, 2004
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$2,769,760	$2,751,815
U.S. corporate debt securities	1,220,526	1,213,988
Asset and mortgage-backed securities	1,009,970	1,001,940
Bank loans	533,169	538,203
Auction rate securities	273,675	273,675
Foreign debt securities	185,648	184,342

Total	$5,992,748	$5,963,963

Gross unrealized gains on these investments were $6.7 million and $9.7 million at December 31, 2005 and 2004, respectively. Gross unrealized losses on these investments were $40.0 million and $38.5 million at December 31, 2005 and 2004, respectively. Gross realized gains on these investments were $4.9 million, $18.4 million and $48.1 million in 2005, 2004 and 2003, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross realized losses on these investments were $63.8 million, $30.1 million and $17.6 million in 2005, 2004 and 2003, respectively.

The effective maturities of investments held at December 31, 2005 and 2004 are as follows (tables in thousands):

	December 31, 2005
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,623,799	$1,615,495
Due after one year through 8 years	3,442,632	3,417,589

Total	$5,066,431	$5,033,084

	December 31, 2004
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,242,678	$1,236,726
Due after one year through 9 years	4,750,070	4,727,237

Total	$5,992,748	$5,963,963

Unrealized losses on investments at December 31, 2005 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$741,406	$(8,384)	$420,892	$(9,283)	$1,162,298	$(17,667)
U.S. corporate debt securities	378,851	(3,835)	248,806	(4,554)	627,657	(8,389)
Asset and mortgage-backed securities	470,757	(5,502)	331,225	(6,967)	801,982	(12,469)
Bank loans	26,389	(97)	1,120	(14)	27,509	(111)
Municipal obligations	34,797	(17)	9,575	(321)	44,372	(338)
Foreign debt securities	29,652	(209)	39,943	(776)	69,595	(985)

Total	$1,681,852	$(18,044)	$1,051,561	$(21,915)	$2,733,413	$(39,959)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses related to bank loans were due to changes in credit spreads. All other gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at December 31, 2005 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.

The following table summarizes our strategic investments at December 31, 2005 and 2004 (table in thousands). The investments are classified within other assets, net in the balance sheet. Fair value for publicly-traded investments is determined based upon quoted prices. Fair value is not available for privately-held investments.

	December 31, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Strategic investments in publicly-held companies	$7,700	$7,599	$4,097	$5,213
Strategic investments in privately-held companies	24,524	N/A	20,297	N/A

Gross unrealized gains on these investments were $0.6 million and $1.1 million at December 31, 2005 and 2004, respectively. Gross unrealized losses on these investments were $0.7 million and $0 at December 31, 2005 and 2004, respectively. Gross realized gains on strategic investments were $7.0 million, $5.2 million and $1.2 million in 2005, 2004 and 2003, respectively. Gross realized losses on strategic investments were $1.4 million, $0.5 million and $0, in 2005, 2004 and 2003, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.  Inventories

Inventories consist of (table in thousands):

	December 31, 2005	December 31, 2004
Purchased parts	$56,803	$46,823
Work-in-process	491,474	349,788
Finished goods	176,474	117,454

	$724,751	$514,065

H.  Notes Receivable

Notes receivable are primarily from sales-type leases of our products. The payment schedule for such notes at December 31, 2005 is as follows (table in thousands):

2006	$59,714
2007	52,613
2008	54,219
2009	2,555
2010	—

Face value	169,101
Less amounts representing interest	(11,086)

Present value	158,015
Current portion (included in accounts and notes receivable)	55,772

Long-term portion (included in other assets, net)	$102,243

Actual cash collections may differ from amounts shown on the table due to early customer buyouts, trade-ins or refinancings. We typically sell without recourse our notes receivable and underlying equipment associated with our sales-type leases to third parties.

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollected notes receivable. This allowance is part of our allowance for bad debts (See Note A).

I.  Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	December 31, 2005	December 31, 2004
Furniture and fixtures	$168,495	$136,441
Equipment	2,249,054	1,844,738
Buildings and improvements	908,559	865,184
Land	105,906	105,184
Building construction in progress	108,524	114,646

	3,540,538	3,066,193
Accumulated depreciation	(1,786,503)	(1,494,383)

	$1,754,035	$1,571,810

Building construction in progress and land owned at December 31, 2005 include $93.1 million and $6.0 million, respectively, of facilities not yet placed in service that we are holding for future use. Depreciation expense was $402.7 million, $393.6 million and $391.0 million in 2005, 2004 and 2003, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	December 31, 2005	December 31, 2004
Salaries and benefits	$477,361	$426,408
Product warranties	206,608	180,758
Restructuring (See Note C)	154,613	115,262
Other	441,275	368,238

	$1,279,857	$1,090,666

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

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of the year	$180,758	$118,816	$104,258
Current year accrual	127,388	146,526	90,444
Amounts charged to the accrual	(101,538)	(84,584)	(75,886)

Balance, end of the year	$206,608	$180,758	$118,816

The current year accrual includes amounts accrued for systems at the time of shipment, adjustments within the year for changes in estimated costs for warranties on systems shipped in the year and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components.

K.  Income Taxes

Our provision for income taxes consists of (table in thousands):

	2005	2004	2003
Federal
Current	$511,173	$234	$21,550
Deferred	(10,947)	236,167	20,432

	500,226	236,401	41,982

State
Current	31,670	1,703	(19,343)
Deferred	3,549	9,208	(5,295)

	35,219	10,911	(24,638)

Foreign
Current	(20,592)	70,313	91,776
Deferred	4,225	(3,784)	(34,205)

	(16,367)	66,529	57,571

Total provision for income taxes	$519,078	$313,841	$74,915

The American Jobs Creation Act of 2004 (the “AJCA”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign corporations. In October 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate approximately $3.0 billion in foreign earnings; such repatriation resulted in a current tax provision of $180.2 million. Additionally, we recognized a $163.9 million benefit in 2005 resulting from the favorable resolution of certain income tax audits and expiration of statutes of limitations, the majority of which is attributable to foreign operations.

In 2004, we were able to utilize $252.7 million of net operating loss carryforwards and tax credits to reduce the current portion of our tax provision.

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes (benefit), net of federal taxes	1.7	0.9	(4.2)
Resolution of income tax audits and expiration of statutes of limitation	(2.3)	0.8	(2.6)
International related tax items	(13.7)	(14.9)	(14.4)
Reduction of deferred tax assets due to liquidation of subsidiaries	–	0.1	3.5
U.S. tax credits	(2.1)	(0.8)	(1.2)
Changes in valuation allowance	0.4	1.2	(5.1)
Resolution of acquisition and merger contingencies	(1.5)	–	(5.9)
Permanent items, including IPR&D charges	2.8	3.6	6.3
Tax cost of repatriation under the AJCA	10.9	–	–
Other	0.2	0.6	1.7

	31.4%	26.5%	13.1%

The components of the current and noncurrent deferred tax assets are as follows (table in thousands):

	December 31, 2005		December 31, 2004
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts & notes receivable	$56,060	$—	$61,721	$—
Inventory	47,999	—	40,816	—
Accrued expenses	129,409	—	107,442	—
Deferred revenue	92,850	—	75,226	—
Other	—	—	4,605	—

Total current	326,318	—	289,810	—

Noncurrent:
Property, plant and equipment, net	—	(37,951)	—	(61,447)
Intangible and other assets, net	—	(212,995)	—	(188,100)
Equity	39,241	—	27,953	—
Deferred revenue	45,733	—	23,419	—
Other noncurrent liabilities	—	(54,765)	—	(45,835)
Credit carryforwards	18,507	—	65,673	—
Net operating loss carryforwards	90,300	—	105,235	—
Other comprehensive loss	555	—	—	(6,522)

Total noncurrent	194,336	(305,711)	222,280	(301,904)

Gross deferred tax assets and liabilities	520,654	(305,711)	512,090	(301,904)
Valuation allowance	(63,817)	—	(61,976)	—

Total deferred tax assets and liabilities	$456,837	$(305,711)	$450,114	$(301,904)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have federal and foreign net operating loss carryforwards of $126.7 million and $107.9 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain net operating losses will begin to expire in 2006, while others have an unlimited carryforward period.

The valuation allowance increased from $62.0 million at December 31, 2004 to $63.8 million at December 31, 2005. The net increase was principally attributable to an increase in capital loss carryforwards and a decrease in credit carryforwards of domestic subsidiaries and net operating losses and other deferred tax assets of foreign subsidiaries. The valuation allowance at December 31, 2005 relates to foreign subsidiaries’ deferred tax assets, capital loss carryforwards and domestic tax credit carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $1.1 billion and $3.2 billion at December 31, 2005 and 2004, respectively, and consisted of undistributed earnings permanently invested in these entities. The change in the basis difference between 2004 and 2005 was attributable to the approximate $3.0 billion in foreign earnings repatriated under the AJCA, partially offset by $781.4 million of income earned in the current year. The unrecognized deferred tax liability associated with these unremitted earnings is approximately $280.0 million and $780.0 million as of December 31, 2005 and 2004, respectively. Income before income taxes from foreign operations for 2005, 2004 and 2003 was $781.4 million, $632.0 million and $343.9 million, respectively.

L.  Retirement Plans and Retiree Medical Benefits

401(k) Plan

We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to the $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contribution amounted to $36.8 million in 2005, $30.5 million in 2004 and $26.0 million in 2003.

Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee’s maximum investment allocation in the EMC stock fund to 30% of their total contribution. Our matching contribution mirrors the investment allocation of the employee’s contribution.

Defined Benefit Pension Plans

We have a noncontributory defined benefit pension plan which was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the U.S. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees. All of these plans were frozen in 1999, resulting in employees no longer accruing pension benefits for future services.

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2005, the Data General U.S. pension plan held $0.4 million of our common stock.

The Data General U.S. pension plan and certain foreign retirement plans (the “Pension Plans”) are summarized in the following tables.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31, 2005	December 31, 2004
Benefit obligation, beginning of year	$337,004	$306,809
Interest cost	19,033	18,542
Foreign exchange loss	50	110
Benefits paid	(9,779)	(9,097)
Settlement payments	(13)	(15)
Actuarial loss	16,132	20,655

Benefit obligation, end of year	$362,427	$337,004

The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31, 2005	December 31, 2004
Fair value of plan assets, beginning of year	$347,447	$326,413
Actual return on plan assets	13,692	30,061
Employer contributions	15,000	—
Foreign exchange gain	36	85
Benefits paid	(9,779)	(9,097)
Settlement payments	(13)	(15)

Fair value of plan assets, end of year	$366,383	$347,447

In 2005, we contributed an additional $15.0 million to the U.S. pension plan. We do not expect to make any contributions to the Pension Plans in 2006.

The financial position of the Pension Plans is as follows (table in thousands):

	December 31, 2005	December 31, 2004
Funded status	$3,956	$10,443
Unrecognized actuarial loss	141,852	117,582
Unrecognized transition asset	—	(611)

Net amount recognized at year end	$145,808	$127,414

Amounts recognized in the balance sheet consist of the following (table in thousands):

	December 31, 2005	December 31, 2004
Prepaid benefit cost	$146,282	$127,790
Accrued benefit liability	(474)	(376)

Net amount recognized at year end	$145,808	$127,414

The components of net periodic benefit cost of the Pension Plans are as follows (table in thousands):

	2005	2004	2003
Interest cost	$19,033	$18,542	$17,913
Expected return on plan assets	(28,240)	(26,540)	(21,954)
Amortization of transition asset	(611)	(853)	(853)
Recognized actuarial loss	6,412	5,615	7,804
Curtailment, net of settlements	—	—	(1,165)

Net periodic benefit cost (credit)	$(3,406)	$(3,236)	$1,745

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used in the Pension Plans to determine benefit obligations at December 31 are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Discount rate	5.7%	5.7%	6.1%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the Pension Plans to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Discount rate	5.7%	6.1%	6.5%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31, 2005	December 31, 2004
Equity securities	68%	71%
Debt securities	27	29
Cash	5	—

Total	100%	100%

The target allocation of the assets in the Pension Plans at December 31, 2005 consisted of equity securities of 70% and debt securities of 30%.

Our Pension Plan assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

The benefit payments are expected to be paid in the following years (table in thousands):

2006	$10,618
2007	11,316
2008	12,011
2009	12,973
2010	13,959
Years 2011 – 2015	94,142

Post Retirement Medical and Life Insurance Plan

Our post retirement benefit plan, which was assumed in connection with the acquisition of Data General, provides certain medical and life insurance benefits for retired former Data General employees. With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent costs less a fixed EMC contribution which is dependent on the participant’s length of service and Medicare eligibility. Benefits are continued to dependents of eligible retiree participants for 39 weeks after the death of the retiree. The life insurance benefit plan is noncontributory. The measurement date for the plan is December 31.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the change in benefit obligation are as follows (table in thousands):

	December 31, 2005	December 31, 2004
Benefit obligation, beginning of year	$4,496	$4,822
Interest cost	390	272
Benefits paid	(504)	(660)
Actuarial loss	3,055	62

Benefit obligation, end of year	$7,437	$4,496

The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows (table in thousands):

	December 31, 2005	December 31, 2004
Fair value of plan assets, beginning of year	$391	$357
Actual return on plan assets	17	34
Employer contributions	504	660
Benefits paid	(504)	(660)

Fair value of plan assets, end of year	$408	$391

We expect to contribute $1.1 million to the plan in 2006.

The funded status of the plan and presentation in the balance sheet are as follows (table in thousands):

	December 31, 2005	December 31, 2004
Funded status	$(7,029)	$(4,105)
Unrecognized actuarial loss (gain)	1,830	(1,063)
Unrecognized prior service credit	(1,048)	(1,149)

Accrued benefit liability	$(6,247)	$(6,317)

The components of net periodic benefit cost are as follows (table in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Interest cost	$390	$272	$303
Expected return on plan assets	(32)	(30)	(24)
Amortization of prior service credit	(101)	(100)	(101)
Recognized actuarial (loss) gain	177	(51)	(55)

Net periodic benefit cost	$434	$91	$123

The weighted-average assumptions used in the plan to determine benefit obligations at December 31 are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Discount rate	5.7%	5.7%	6.1%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the plan to determine net benefit cost for the years ended December 31 are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Discount rate	5.7%	6.1%	6.5%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care cost trend rate for the plan is as follows:

	December 31, 2005	December 31, 2004
Health care cost trend rate assumed for next year	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

The effects of a one percent change in the assumed health care cost trend rates are as follows (table in thousands):

	1% increase	1% decrease
Effect on total service and interest cost components for 2005	$7	$(7)
Effect on year-end post retirement obligation	140	(131)

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

The actual asset allocations are as follows:

	December 31, 2005	December 31, 2004
Equity securities	68%	71%
Debt securities	27	29
Cash	5	—

Total	100%	100%

The target allocation of the assets in the plan as of December 31, 2005 was 70% equity securities and 30% debt securities.

The plan assets are managed by outside investment managers. Our investment strategy with respect to the plan is to maximize returns while preserving principal.

The benefit payments are expected to be paid in the following years (table in thousands):

2006	$1,084
2007	1,099
2008	961
2009	818
2010	644
2011 - 2015	2,046

M.  Commitments and Contingencies

Operating Lease Commitments

We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for 2005, 2004 and 2003 was as follows (table in thousands):

	2005	2004	2003
Rent expense	$214,303	$207,111	$207,357
Sublease proceeds	(7,940)	(7,195)	(4,088)

Net rent expense	$206,363	$199,916	$203,269

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our future lease commitments are as follows (table in thousands):

2006	$162,676
2007	119,526
2008	77,599
2009	59,224
2010	43,391
Thereafter	91,550

Total minimum lease payments	$553,966

We have sublet certain of our office facilities. Non-cancelable sublease proceeds are as follows (table in thousands):

2006	$7,802
2007	4,638
2008	3,032
2009	2,771
2010	2,800
Thereafter	1,356

Total sublease proceeds	$22,399

Outstanding Purchase Orders

At December 31, 2005 we had outstanding purchase orders aggregating approximately $1.1 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of December 31, 2005, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2005, we were in compliance with the covenants.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $61.9 million as of December 31, 2005. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third party claims alleging that an EMC product infringes a patent and/or copyright. Most of these agreements in which we license our trademarks to another party require us to indemnify the other party against third party claims alleging that an EMC product infringes a trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.

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

Based upon our historical experience and information known as of December 31, 2005, we believe our liability on the above guarantees and indemnities at December 31, 2005 is immaterial.

Litigation

In May 2005, EMC and Hewlett-Packard Company (“HP”) jointly announced that the parties had agreed to amicably dismiss all claims and counterclaims with no findings or admissions of liability in a settlement of all pending patent infringement litigation between EMC and HP. As part of the settlement between the two companies, HP will pay a net $325 million balancing payment to EMC which can be satisfied through the purchase of complementary EMC products and services, such as the VMware product line, over the next five years as follows: HP will pre-pay $65 million to EMC prior to the beginning of each of five consecutive periods (“Purchase Periods”). The Purchase Periods begin on September 1, 2005, December 1, 2006, December 1, 2007, December 1, 2008 and December 1, 2009. The first pre-payment was made on August 29, 2005. The remaining payments will be made on November 29, 2006, November 29, 2007, November 29, 2008 and November 30, 2009. During each Purchase Period, HP may use its pre-payment as credit for product and services purchases from EMC for HP’s resale or internal use. Unused credits will expire at the end of each Purchase Period. For purposes of computing the amount of credit applied per dollar of EMC products that HP purchases, hardware products shall be deemed to have been purchased for 50% of the actual purchase price.

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

N.  Stockholders’ Equity

Common Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to 300.0 million shares of our common stock. The purchased shares will be available for various corporate purposes, including our stock option and employee stock purchase plans. As of December 31, 2005, we had reacquired a total of 182.5 million shares at a cost of $2,058.3 million.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	2005	2004	2003
Numerator:
Net income, as reported - basic	$1,133,165	$871,189	$496,108
Adjustment for interest expense on convertible debt, net of taxes	2,572	2,572	—

Net income - diluted	$1,135,737	$873,761	$496,108

Denominator:
Basic weighted average common shares outstanding	2,382,977	2,402,198	2,211,544
Weighted common stock equivalents	40,549	39,316	26,112
Assumed conversion of convertible debt	9,056	9,056	—

Diluted weighted average shares outstanding	2,432,582	2,450,570	2,237,656

Options to acquire 91.7 million, 101.7 million and 92.0 million shares of common stock as of December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The effect of our senior convertible debt (see Note D) assumed in connection with our acquisition of Documentum on the calculation of diluted net income per weighted average share for the years ended December 31, 2005 and 2004 was calculated using the “if converted” method. The convertible debt was excluded from the calculation of diluted earnings per share in 2003 because of its antidilutive effect.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is presented net of tax, consists of the following (table in thousands):

	December 31, 2005	December 31, 2004
Foreign currency translation adjustments, net of tax benefits of $0 and $10,716	$(31,770)	$(11,416)
Unrealized losses on investments, net of tax benefits of $2,538 and $7,341	(38,187)	(31,164)
Unrealized gains on investments, net of taxes of $1,887 and $3,147	5,403	7,689
Unrealized gain (losses) on derivatives, net of taxes (benefits) of $96 and $0	867	(31)

	$(63,687)	$(34,922)

Reclassification adjustments between other comprehensive income and the income statement consist of the following (table in thousands):

	Year Ended December 31,
	2005	2004	2003
Realized gains (losses) on investments, net of taxes (benefit) of $(21,671), $(4,279) and $5,461	$(37,260)	$(7,397)	$25,039
Realized gains (losses) on derivatives, net of taxes (benefit) of $2,788, $(947) and $(1,557)	25,091	(8,522)	(14,017)

Preferred Stock

Our series preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

Equity Plans

The EMC Corporation 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of our common stock on the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant. The 2003 Plan allows us to grant up to 200.0 million shares of common stock, no more than 60.0 million shares which may be issued pursuant to awards of restricted stock or restricted stock units.

In addition to the 2003 Plan, we have three employee stock option plans (the “1985 Plan”, the “1993 Plan”, and the “2001 Plan”). Under the terms of each of the three plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of our common stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Exchange Act, not less than par value which is $.01 per share, and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.

A total of 748.0 million shares of common stock have been reserved for issuance under the four above plans.

In 2005 and 2004, a respective aggregate of 20,190,764 and 4,660,000 shares of restricted stock and restricted stock units were granted to certain employees, consultants and Directors under the 2003 Plan. The weighted-average grant-date fair value of the restricted stock and restricted stock unit grants were $14.06 in 2005 and $12.66 in 2004. These awards have various vesting terms including pro rata vesting over 3 years, cliff vesting at the end of 3 or 5 years from the date of grant with acceleration for achieving specified performance criteria and cliff vesting on various dates, contingent on achieving specified performance criteria.

The grants have been recorded as deferred compensation on the balance sheet and are being amortized over the vesting periods of the awards.

In 2003, options to purchase 75,000 shares of common stock with an exercise price of $.01 per share were granted to an employee. The options were exercisable on the date of grant and were exercised. The shares of common stock issued upon exercise are subject to certain restrictions on transfer and repurchase by EMC upon certain events which lapse on the fifth anniversary of the grant date. Discounts from fair value have been recorded as deferred compensation and are being amortized over a five-year vesting period; however, in the event that certain performance-related criteria are met, the vesting accelerates. As of December 31, 2005, 50,000 shares have vested.

In 2002, performance-related options to purchase 2,063,000 shares of common stock were granted at $7.70 per share, the fair market value on the date of grant, to certain employees. The options vest ratably over five years; however, in the event that certain performance-related criteria are met, the vesting accelerates. As of December 31, 2005, 1,943,828 shares have vested.

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

At December 31, 2005, there was an aggregate of approximately 89.5 million shares available for issuance pursuant to future option grants under the 1985 Plan, the 1993 Plan, the 2001 Plan, the 2003 Plan and the Directors Plan. Except as noted above, options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under all stock option plans for the three years ended December 31, 2005 is as follows (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2003	177,600	$22.56
Options granted relating to business acquisitions	53,804	9.30
Granted	37,132	12.71
Canceled	(7,555)	27.83
Exercised	(6,407)	6.19

Outstanding, December 31, 2003	254,574	18.56
Options granted relating to business acquisitions	6,559	1.82
Granted	46,402	12.69
Canceled	(9,888)	22.53
Exercised	(22,306)	6.14

Outstanding, December 31, 2004	275,341	18.02
Options granted relating to business acquisitions	7,985	5.15
Granted	51,442	14.34
Canceled	(13,440)	23.14
Exercised	(25,078)	6.74

Outstanding, December 31, 2005	296,250	$17.78

Summarized information about stock options outstanding at December 31, 2005 is as follows (shares in thousands):

				Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Price
$.01-$4.12	9,472	4.7	$2.03	8,696	$2.04
$4.13-$9.27	54,583	5.8	6.19	35,608	6.11
$9.28-$13.91	125,669	7.2	12.40	59,906	12.10
$13.92-$20.87	59,467	8.6	15.01	10,450	16.96
$20.88-$31.31	1,958	3.3	26.66	1,958	26.66
$31.32-$46.97	25,294	4.7	35.08	19,500	34.61
$46.98-$70.46	5,613	4.2	60.03	5,613	60.03
$70.47-$90.00	14,194	4.7	83.38	13,653	83.31

	296,250	6.7	$17.78	155,384	$21.53

There were 155.4 million, 136.4 million and 111.3 million outstanding options that were exercisable at December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions, at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. In May 2004, our stockholders approved an amendment to the 1989 Plan to increase the number of shares available for grant to 98.0 million shares from 73.0 million shares. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. Grants for the last three years are as follows (shares in thousands):

	2005	2004	2003
Shares	8,685	9,758	10,155
Weighted average exercise price	$11.61	$9.58	$6.69
Weighted average fair value	$3.97	$3.51	$2.40

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O.  Related Party Transactions

In 2003, we retained a company owned by an individual who is the brother and uncle of certain members of our Board of Directors as a broker to provide various forms of corporate insurance. We paid such company approximately $8,000 in 2003.

In 2005, 2004 and 2003, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $3.8 million, $2.9 million and $2.5 million, respectively. Such leases were initially assumed by us as a result of our acquisition of Data General in 1999, and one lease was renewed for a ten-year term in 2003.

We purchased upgrades and licenses to software products from two companies, for which payments aggregated approximately $3.5 million, $0.3 million and $0.3 million in 2005, 2004 and 2003, respectively. We sublet facilities to one of these companies, for which we were paid $30,000 in 2004. A member of our Board of Directors is Chairman of the Board of Directors of one of these companies and is managing partner and general partner in a limited partnership which is currently a stockholder of both such companies.

From time to time during 2005, EMC paid for the use by a number of EMC employees and Directors of an aircraft beneficially owned by a current employee and former executive officer and Director of EMC for EMC business trips. EMC payments for use of the aircraft aggregated approximately $590,000 in 2005.

In February 2006, we acquired all of the outstanding shares of a privately-held company. A member of our Board of Directors is a general partner in a limited partnership that was a stockholder of such company. Proceeds to the limited partnership as a result of this acquisition were approximately $2.7 million.

EMC is a large global organization which engages in thousands of purchase, sales and other transactions annually. We enter into purchase and sales transactions with other publicly and privately held companies, universities, hospitals and not-for-profit organizations in which members of our Board of Directors or executive officers are executive officers or members of boards of these entities. We enter into these arrangements in the ordinary course of our business.

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

P.  Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: adverse changes in general economic or market conditions; delays or reductions in information technology spending; risks associated with acquisitions and investments, including the challenges and costs of integration, restructuring and achieving anticipated synergies; competitive factors, including but not limited to pricing pressures and new product introductions; the relative and varying rates of product price and component cost declines and the volume and mixture of product and services revenues; component and product quality and availability; the transition to new products, the uncertainty of customer acceptance of new product offerings and rapid technological and market change; insufficient, excess or obsolete inventory; war or acts of terrorism; the ability to attract and retain highly qualified employees; fluctuating currency exchange rates; risks associated with litigation; and other one-time events and other important factors disclosed previously and from time to time in our filings with the SEC.

Q.  Segment Information

Management has organized the business around our product and service offerings. We operate in the following segments: EMC information storage products, EMC multi-platform software, EMC services, VMware and other businesses. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses or assets to each segment, as management does not use this information to measure the performance of the operating segments.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The EMC information storage products segment includes systems revenues and platform-based storage software revenues. The EMC multi-platform software segment includes multi-platform based storage and management software, software maintenance services and professional services. The EMC services segment includes hardware and software maintenance revenues and professional services revenues. The VMware segment includes virtual infrastructure software, software maintenance services and professional services. Our other businesses segment includes hardware maintenance revenues associated with AViiON servers.

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	EMC Information Storage Products	EMC Multi-Platform Software	EMC Services	VMware	Other Businesses	Consolidated
2005
Systems revenues	$4,486,867	$—	$—	$—	$—	$4,486,867
Software revenues	1,215,200	1,019,413	—	287,546	—	2,522,159
Services revenues	—	675,461	1,846,729	99,940	32,799	2,654,929

Total revenues	$5,702,067	$1,694,874	$1,846,729	$387,486	$32,799	$9,663,955

Gross profit	$2,501,054	$1,340,661	$1,016,287	$317,495	$17,321	$5,192,818
Gross profit percentage	43.9%	79.1%	55.0%	81.9%	52.8%	53.7%

2004
Systems revenues	$3,871,006	$—	$—	$—	$—	$3,871,006
Software revenues	1,108,873	896,933	—	178,309	—	2,184,115
Services revenues	—	540,443	1,530,430	39,868	63,626	2,174,367

Total revenues	$4,979,879	$1,437,376	$1,530,430	$218,177	$63,626	$8,229,488

Gross profit	$2,103,471	$1,121,676	$782,012	$173,485	$33,963	$4,214,607
Gross profit percentage	42.2%	78.0%	51.1%	79.5%	53.4%	51.2%

2003
Systems revenues	$3,314,687	$—	$—	$—	$—	$3,314,687
Software revenues	891,698	517,169	—	—	—	1,408,867
Services revenues	—	151,263	1,262,480	—	99,511	1,513,254

Total revenues	$4,206,385	$668,432	$1,262,480	$—	$99,511	$6,236,808

Gross profit	$1,611,616	$552,982	$623,997	$—	$53,463	$2,842,058
Gross profit percentage	38.3%	82.7%	49.4%	—	53.7%	45.6%

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2005	2004	2003
United States	$5,468,644	$4,631,340	$3,627,503
Europe, Middle East and Africa	2,743,810	2,355,874	1,645,053
Asia Pacific	1,061,198	925,990	709,433
Latin America, Mexico and Canada	390,303	316,284	254,819

Total	$9,663,955	$8,229,488	$6,236,808

No country other than the United States accounted for 10% or more of revenues in 2005, 2004 or 2003.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $6,527.8 million at December 31, 2005 and $5,602.4 million at December 31, 2004. No country other than the United States accounted for 10% or more of these assets at December 31, 2005 or 2004. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $271.0 million at December 31, 2005 and $262.3 million at December 31, 2004.

For 2005, Dell, Inc. accounted for 12% of our total revenues. Revenues from Dell, Inc. are classified within all segments, except for other businesses.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

R.  Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2005 and 2004 is as follows (tables in thousands, except per share amounts):

2005	Q1 2005	Q2 2005	Q3 2005	Q4 2005
Revenues	$2,243,131	$2,344,815	$2,365,742	$2,710,267
Gross profit	1,174,221	1,256,642	1,277,617	1,484,339
Net income	269,834	293,364	421,672	148,295
Net income per share, diluted	$0.11	$0.12	$0.17	$0.06

2004	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Revenues	$1,871,629	$1,971,184	$2,028,879	$2,357,796
Gross profit	937,669	997,925	1,043,201	1,235,812
Net income	139,805	192,804	218,035	320,545
Net income per share, diluted	$0.06	$0.08	$0.09	$0.13

Quarterly financial data for the fourth quarter of 2005 includes an after-tax restructuring and other special charge which reduced net income by $80.0 or $0.03 per diluted share and a $180.2 million income tax charge to repatriate income abroad which reduced net income by $180.2 million or $0.08 per diluted share.

Quarterly financial data for the third quarter of 2005 includes an income tax adjustment decreasing income tax expense resulting from the favorable resolution of certain income tax audits and expiration of statutes of limitations which increased net income by $105.7 million or $0.04 per diluted share.

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

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting on page 35 is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm.  Report of Independent Registered Public Accounting Firm on page 36 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2005. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

See Index to Exhibits on page 82 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2006.

EMC CORPORATION

By:	/S/ JOSEPH M. TUCCI Joseph M. Tucci Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of March 6, 2006.

Signature	Title

/S/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ WILLIAM J. TEUBER, JR. William J. Teuber, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MARK A. LINK Mark A. Link	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/S/ MICHAEL W. BROWN Michael W. Brown	Director

/S/ MICHAEL J. CRONIN Michael J. Cronin	Director

/S/ GAIL DEEGAN Gail Deegan	Director

/S/ JOHN R. EGAN John R. Egan	Director

/S/ W. PAUL FITZGERALD W. Paul Fitzgerald	Director

/S/ OLLI-PEKKA KALLASVUO Olli-Pekka Kallasvuo	Director

/S/ WINDLE B. PRIEM Windle B. Priem	Director

/S/ DAVID N. STROHM David N. Strohm	Director

/S/ ALFRED M. ZEIEN Alfred M. Zeien	Director

Exhibit Index

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended (filed herewith).
3.2	Amended and Restated By-laws of EMC Corporation. (1)
4.1	Form of Stock Certificate (filed herewith).
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (2)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (3)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (2)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended. (2)
10.5*	EMC Corporation 2003 Stock Plan, as amended. (4)
10.6*	EMC Corporation Executive Deferred Compensation Retirement Plan, as amended. (2)
10.7*	EMC Corporation Executive Incentive Bonus Plan. (5)
10.8*	Form of Severance Agreement for the Named Executive Officers. (6)
10.9*	Form of Stock Option Agreement under the EMC Corporation 2003 Stock Plan. (7)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan. (7)
10.11*	Summary of Certain Severance Arrangements. (8)
10.12	Form of Indemnification Agreement for directors and executive officers. (7)
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

(1)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 11, 2005 (No. 33-03656).

(5)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 22, 2002 (No. 1-9853).

(7)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed on March 4, 2005 (No. 33-03656).

EMC CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2005 allowance for doubtful accounts	$41,701	$9,750	$—	$(11,525)	$39,926
Year ended December 31, 2004 allowance for doubtful accounts	41,982	10,067	—	(10,348)	41,701
Year ended December 31, 2003 allowance for doubtful accounts	51,551	1,761	—	(11,330)	41,982
Note: The allowance for doubtful accounts includes both current and non-current portions.

Description	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction (Increase) in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Year ended December 31, 2005 allowance for sales returns	$38,471	$9,225	$—	$(22,870)	$24,826
Year ended December 31, 2004 allowance for sales returns	60,813	(5,688)	—	(16,654)	38,471
Year ended December 31, 2003 allowance for sales returns	127,941	(19,417)	—	(47,711)	60,813

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts*	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2005 income tax valuation allowance	$61,976	$7,443	$(607)	$(4,995)	$63,817
Year ended December 31, 2004 income tax valuation allowance	60,085	12,127	(3,816)	(6,420)	61,976
Year ended December 31, 2003 income tax valuation allowance	64,148	17,629	14,921	(36,613)	60,085

*Amount represents valuation allowances recognized in connection with business combinations.

002CS-10479

S-1