Form 10-Q
period 2006-03-31
EMC CORP
filed 2006-05-05
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

176 South Street Hopkinton, Massachusetts	01748
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2006 was 2,364,584,339.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

ASSETS	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,562,785	$2,322,370
Short-term investments	2,042,374	1,615,495
Accounts and notes receivable, less allowance for doubtful accounts of $34,186 and $38,126	1,201,812	1,405,564
Inventories	693,466	724,751
Deferred income taxes	330,610	326,318
Other current assets	170,501	179,478

Total current assets	6,001,548	6,573,976
Long-term investments	3,826,252	3,417,589
Property, plant and equipment, net	1,800,920	1,754,035
Intangible assets, net	538,148	563,024
Other assets, net	613,012	598,252
Goodwill, net	3,882,176	3,883,507

Total assets	$16,662,056	$16,790,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt	$126,593	$—
Accounts payable	639,964	583,756
Accrued expenses	1,152,952	1,279,857
Income taxes payable	442,003	645,694
Deferred revenue	1,274,959	1,164,551

Total current liabilities	3,636,471	3,673,858
Deferred revenue	656,292	640,598
Deferred income taxes	140,293	175,192
Long-term convertible debt	—	126,963
Other liabilities	113,409	108,342
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $.01; authorized 6,000,000 shares; issued and outstanding 2,364,584 and 2,384,147 shares	23,646	23,841
Additional paid-in capital	5,325,876	5,867,076
Deferred compensation	—	(332,311)
Retained earnings	6,842,967	6,570,511
Accumulated other comprehensive loss, net	(76,898)	(63,687)

Total stockholders’ equity	12,115,191	12,065,430

Total liabilities and stockholders’ equity	$16,662,056	$16,790,383

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Product sales	$1,848,530	$1,620,503
Services	702,157	622,628

	2,550,687	2,243,131
Costs and expenses:
Cost of product sales	917,897	798,539
Cost of services	299,447	270,371
Research and development	283,489	234,297
Selling, general and administrative	748,224	615,746
Restructuring and other special charges (credits)	(1,194)	968

Operating income	302,824	323,210
Investment income	61,803	42,995
Interest expense	(2,010)	(2,033)
Other income (expense), net	2,716	(2,304)

Income before taxes	365,333	361,868
Income tax provision	89,505	92,034

Income before cumulative effect of a change in accounting principle	275,828	269,834
Cumulative effect of a change in accounting principle, net of tax benefit of $808	(3,372)	—

Net income	$272,456	$269,834

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.12	$0.11
Cumulative effect of a change in accounting principle	—	—

Net income	$0.12	$0.11

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.12	$0.11
Cumulative effect of a change in accounting principle	—	—

Net income	$0.11	$0.11

Weighted average shares, basic	2,350,606	2,395,509

Weighted average shares, diluted	2,400,312	2,443,455

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Cash received from customers	$2,878,265	$2,411,574
Cash paid to suppliers and employees	(2,013,463)	(1,839,614)
Dividends and interest received	60,297	53,343
Interest paid	(2,020)	(3,179)
Income taxes paid	(285,901)	(21,694)

Net cash provided by operating activities	637,178	600,430

Cash flows from investing activities:
Additions to property, plant and equipment	(160,520)	(98,290)
Capitalized software development costs	(48,883)	(42,127)
Purchases of short and long-term available for sale securities	(2,185,463)	(1,946,021)
Sales and maturities of short and long-term available for sale securities	1,328,151	2,050,682
Business acquisitions, net of cash acquired	(18,759)	(252,904)
Other	(7,700)	(1,000)

Net cash used in investing activities	(1,093,174)	(289,660)

Cash flows from financing activities:
Issuance of common stock	62,608	34,459
Purchase of treasury stock	(376,056)	(127,097)
Excess tax benefits from stock-based compensation	6,309	—
Payment of long-term and short-term obligations	(314)	(44)
Proceeds from long-term and short-term obligations	70	163

Net cash used in financing activities	(307,383)	(92,519)

Effect of exchange rate changes on cash and cash equivalents	3,794	(10,095)

Net (decrease) increase in cash and cash equivalents	(759,585)	208,156
Cash and cash equivalents at beginning of period	2,322,370	1,476,803

Cash and cash equivalents at end of period	$1,562,785	$1,684,959

Reconciliation of net income to net cash provided by operating activities:
Net income	$272,456	$269,834
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	3,372	—
Depreciation and amortization	181,394	152,595
Non-cash restructuring and other special charges	—	3,100
Stock-based compensation expense	103,616	13,875
Provision (credit) for doubtful accounts	(2,167)	709
Deferred income taxes, net	(31,121)	43,494
Tax benefit from stock options exercised	—	14,111
Excess tax benefits from stock-based compensation	(6,309)	—
Other	6,655	10,479
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	205,380	100,600
Inventories	41,498	(82,188)
Other assets	19,393	(21,973)
Accounts payable	54,746	(4,092)
Accrued expenses	(160,245)	23,868
Income taxes payable	(180,562)	12,788
Deferred revenue	124,365	67,134
Other liabilities	4,707	(3,904)

Net cash provided by operating activities	$637,178	$600,430

Non-cash activity:
Issuance of stock options exchanged in business combinations	$—	$37,360

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$272,456	$269,834
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes of $0 and $(1,919)	788	(4,257)
Changes in market value of investments, including unrealized gains and losses and reclassification adjustments to net income, net of taxes (benefit) of $104 and $(8,449)	(13,455)	(30,867)
Changes in market value of derivatives, net of taxes (benefit) of $(60) and $19	(544)	200

Other comprehensive loss	(13,211)	(34,924)

Comprehensive income	$259,245	$234,910

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

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements include the accounts of EMC and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the three month periods ended March 31, 2006 and 2005.

2.  Investments

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with remaining maturities of less than 12 months from the consolidated balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the consolidated balance sheet date are classified as long-term investments.

Unrealized gains and temporary losses on investments classified as available for sale are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses are reflected in the income statement in investment income. As of March 31, 2006, we had total short and long-term investments of $5.9 billion. Of this amount, $4.0 billion were in an unrealized loss position.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized losses on investments at March 31, 2006 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$1,084,624	$(10,700)	$324,090	$(8,357)	$1,408,714	$(19,057)
U.S. corporate debt securities	598,929	(6,452)	242,085	(4,913)	841,014	(11,365)
Asset and mortgage-backed securities	586,886	(7,987)	342,418	(8,480)	929,304	(16,467)
Bank loans	44,800	(112)	2,270	(18)	47,070	(130)
Municipal obligations	753,614	(5,232)	9,490	(383)	763,104	(5,615)
Foreign debt securities	14,298	(143)	32,753	(591)	47,051	(734)

Total	$3,083,151	$(30,626)	$953,106	$(22,742)	$4,036,257	$(53,368)

We evaluate investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses related to bank loans were due to changes in credit spreads. All other gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at March 31, 2006 are temporary. In making this determination, we considered the loss as a percentage of the investments’ cost, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investments to maturity.

3.  Inventories

Inventories consist of (table in thousands):

	March 31, 2006	December 31, 2005
Purchased parts	$65,386	$56,803
Work-in-process	416,081	491,474
Finished goods	211,999	176,474

	$693,466	$724,751

4.  Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	March 31, 2006	December 31, 2005
Furniture and fixtures	$168,920	$168,495
Equipment	2,374,541	2,249,054
Buildings and improvements	914,031	908,559
Land	105,960	105,906
Building construction in progress	114,802	108,524

	3,678,254	3,540,538
Accumulated depreciation	(1,877,334)	(1,786,503)

	$1,800,920	$1,754,035

Building construction in progress and land owned at March 31, 2006 include $93.1 million and $6.0 million, respectively, of facilities not yet placed in service that we are holding for future use.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2006	December 31, 2005
Salaries and benefits	$396,366	$477,361
Product warranties	234,549	206,608
Restructuring (See Note 8)	128,058	154,613
Other	393,979	441,275

	$1,152,952	$1,279,857

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for systems warranty costs. The initial systems warranty accrual is based upon our historical experience and specific identification of systems requirements. Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Balance, beginning of the period	$206,608	$180,758
Current quarter provision	54,948	49,660
Amounts charged to the accrual	(27,007)	(20,823)

Balance, end of the period	$234,549	$209,595

The current quarter provision includes amounts accrued for systems at the time of shipment, adjustments within the quarter for changes in estimated costs for warranties on systems shipped in the quarter and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components. The provision for the three months ended March 31, 2006 includes $22.0 million associated with stock-based compensation expense as a result of the adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”).

6.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income, as reported - basic	$ 272,456	$ 269,834
Adjustment for interest expense on convertible debt, net of taxes	643	643

Net income - diluted	$ 273,099	$ 270,477

Denominator:
Basic weighted average common shares outstanding	2,350,606	2,395,509
Weighted common stock equivalents	40,650	38,890
Assumed conversion of convertible debt	9,056	9,056

Diluted weighted average shares outstanding	2,400,312	2,443,455

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options to acquire 182.3 million and 99.5 million shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The effect of our senior convertible debt assumed in connection with our acquisition of Documentum on the calculation of diluted net income per weighted average share for the three months ended March 31, 2006 and 2005 was calculated using the “if converted” method. We redeemed all of the outstanding senior convertible debt on April 3, 2006. See Note 13 for further information.

7.  Stock-Based Compensation

Equity Plans

The EMC Corporation 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant. The 2003 Plan allows us to grant up to 200.0 million shares of common stock, no more than 60.0 million shares of which may be issued pursuant to awards of restricted stock or restricted stock units.

In addition to the 2003 Plan, we have three employee stock option plans (the “1985 Plan”, the “1993 Plan”, and the “2001 Plan”). Under the terms of each of the three plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of our common stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934, not less than par value (which is $.01 per share), and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.

A total of 748.0 million shares of common stock have been reserved for issuance under the above four plans.

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

At March 31, 2006, there was an aggregate of approximately 90.1 million shares of common stock available for issuance pursuant to future grants under the 1985 Plan, the 1993 Plan, the 2001 Plan, the 2003 Plan and the Directors Plan.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

We utilize both authorized and unissued shares and treasury shares to satisfy all shares issued under our equity plans. In October 2002, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of this amount, we have repurchased 160.2 million shares at a cost of $2.1 billion, leaving a remaining balance of 89.8 million shares authorized for future repurchases. In April 2006, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock.

In 2006, we plan to spend $3.0 billion to adjust our capital structure by repurchasing $2,875.0 million of common stock and redeeming our $125.0 million 4.5% Senior Convertible Notes due April 1, 2007. We redeemed the Notes on April 3, 2006. See Note 13 for further information.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan

Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. There are 98.0 million shares approved to be issued under the 1989 Plan. There were no shares purchased under the 1989 Plan during the three months ended March 31, 2006.

Stock Options

The following tables summarize our option activity under all equity plans for the three months ended March 31, 2006 and 2005 as follows (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2006	296,250	$17.78
Granted	3,171	13.56
Forfeited	(2,730)	12.69
Expired	(1,519)	33.11
Exercised	(8,938)	7.02

Outstanding, March 31, 2006	286,234	$18.04

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2005	275,341	$18.02
Options granted relating to business acquisitions	3,938	5.17
Granted	2,186	12.88
Forfeited	(3,061)	15.70
Expired	(2,004)	37.34
Exercised	(6,281)	5.90

Outstanding, March 31, 2005	270,119	$17.96

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $62.0 million and $44.8 million, respectively. The total fair value of options vested for the three months ended March 31, 2006 and 2005 was $41.1 million and $48.8 million, respectively. Cash proceeds from the exercise of stock options were $62.6 million and $34.5 million for the three months ended March 31, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options during the three months ended March 31, 2006 and 2005 were $18.8 million and $14.3 million, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized information about stock options outstanding that are expected to vest and stock options exercisable at March 31, 2006 is as follows (shares and intrinsic values in thousands):

Options Outstanding and Expected to Vest					Options Exercisable
Range of Exercise Price	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$ .01-$ 4.12	7,417	4.3	$2.06	$85,815	7,124	4.3	$2.06	$82,425
$ 4.13-$ 9.27	48,958	5.6	6.06	370,612	32,090	5.1	6.25	236,824
$ 9.28-$13.91	119,858	7.0	12.41	146,227	57,920	5.9	12.12	87,459
$13.92-$20.87	53,796	8.3	15.04	—	10,632	5.0	16.90	-
$20.88-$31.31	1,823	3.3	26.68	—	1,823	3.3	26.68	-
$31.32-$46.97	24,899	4.5	35.07	—	19,168	4.3	34.59	-
$46.98-$70.46	5,509	4.0	60.02	—	5,509	4.0	60.02	-
$70.47-$90.00	14,011	4.4	83.37	—	14,011	4.4	83.37	-

	276,271	6.5	$18.20	$602,654	148,277	5.1	$22.30	$406,708

Expected forfeitures	9,963

Total options outstanding	286,234

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on our closing stock price of $13.63 as of March 31, 2006 which would have been received by the option holders had all options been exercised as of that date.

Restricted Stock and Restricted Stock Units

The following tables summarize our restricted stock and restricted stock unit activity for the three months ended March 31, 2006 and 2005 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2006	25,291	$13.74
Granted	353	13.43
Vested	(2,853)	12.98
Forfeited	(127)	13.72

Restricted stock and restricted stock units at March 31, 2006	22,664	$13.83

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2005	6,903	$12.76
Granted	1,488	12.89
Vested	(763)	12.92

Restricted stock and restricted stock units at March 31, 2005	7,628	$12.77

The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2006 and 2005 was $37.0 million and $9.9 million, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our restricted stock awards have various vesting terms including pro rata vesting over three years, cliff vesting at the end of three or five years from the date of grant with acceleration for achieving specified performance criteria and cliff vesting on various dates contingent on achieving specified performance criteria.

As of March 31, 2006, 22.7 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $313.4 million and a weighted average remaining contractual life of approximately 3.5 years. These shares and units are expected to vest through 2010. Of the total shares of restricted stock and restricted stock units outstanding, 15.8 million shares and units will vest upon fulfilling service conditions. Of this amount, vesting for 14.1 million shares and units will accelerate upon achieving performance conditions. The remaining 6.9 million shares and units will vest only if certain performance conditions are achieved.

Impact of Adopting FAS No. 123R

On January 1, 2006, we adopted FAS No. 123R. The standard requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units and employee stock purchases related to our employee stock purchase plan. Additionally, we applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on Share-Based Payment to our adoption of FAS No. 123R. Previously, we elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.

We adopted FAS No. 123R using the modified prospective transition method which requires applying the standard as of January 1, 2006 (“the adoption date”). The modified prospective transition method does not allow for the restatement of prior periods and accordingly, the results of operations for the quarter ended March 31, 2006 and future periods will not be comparable to our historical results of operations.

Under the modified prospective transition method, FAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”). Changes to the grant-date fair value of equity awards granted before the effective date are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the adoption date using the attribution method that was used under FAS No. 123, which was the straight-line method. Instead of recognizing forfeitures only as they occur, we now estimate an expected forfeiture rate which is factored in to determine our quarterly expense. Deferred compensation which related to those earlier awards has been eliminated against additional paid-in capital. FAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing inflows.

For stock options, we have selected the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options, restricted stock and restricted stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, we recognize compensation cost on a graded–vesting basis over the awards’ vesting periods.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the components of total stock-based compensation expense included in our consolidated income statement for the three months ended March 31, 2006 (in thousands):

	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product sales	$11,004	$1,164	$12,168
Cost of services	6,391	744	7,135
Research and development	16,885	8,377	25,262
Selling, general and administrative	40,964	18,087	59,051

Stock-based compensation expense before income taxes	75,244	28,372	103,616
Income tax benefit	(14,230)	(7,864)	(22,094)

Total stock-based compensation, net of tax	$61,014	$20,508	$81,522

Stock options are inclusive of $7.7 million of expense associated with our employee stock purchase plan.

In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment to recognize compensation costs recorded in our pro forma equity compensation disclosures that would have been capitalized on our consolidated balance sheet as of January 1, 2006. Additionally, included in the cumulative effect adjustment was the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units. The components of the adjustment were as follows (in thousands):

Three Months Ended March 31, 2006
Inventory	$2,505
Capitalized software development costs (included in Other assets)	13,139
Accrued warranty expenses (included in Accrued expenses)	(19,896)
Estimated forfeitures on previously recognized restricted stock expense	72

Cumulative effect of a change in accounting principle before taxes	(4,180)
Income taxes	808

Cumulative effect of a change in accounting principle, net of tax	$(3,372)

In addition, stock-based compensation has been included in certain consolidated balance sheet line items. As of March 31, 2006, the following amounts have been recognized and are included in the consolidated balance sheet in the following line items (in thousands):

	Capitalized (Accrued) during the three months ended March 31, 2006	Capitalized (Accrued) as of March 31, 2006
Inventory	$3,192	$3,192
Other assets (capitalized software development costs)	4,012	14,233
Accrued expenses (accrued warranty expenses)	(4,143)	(22,049)

As of March 31, 2006, the total unrecognized after-tax compensation cost for stock options, restricted stock, restricted stock units and options under our employee stock purchase plan was $632.2 million. Approximately 88% of our employees have received grants through these equity compensation programs. This non-cash expense will be recognized through 2011 with a weighted average period of 1.8 years.

As a result of adopting FAS No. 123R, our income before taxes and net income for the three months ended March 31, 2006 is $68.9 million and $58.6 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have each been $0.14 if we had not adopted FAS No. 123R, compared to reported basic and diluted earnings per share of $0.12 and $0.11, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to the adoption of FAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS No. 123R requires the cash flows resulting from excess tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $6.3 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted FAS No. 123R.

For the periods prior to 2006, we elected to apply APB No. 25 and related interpretations in accounting for our stock-based compensation plans. The following is a reconciliation of net income per weighted average share had we adopted the fair value recognition provisions of FAS No. 123 for the three months ended March 31, 2005 (table in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income	$269,834
Add back: Stock compensation costs, net of tax, on stock-based awards	9,019
Less: Stock compensation costs, net of tax, had stock compensation expense been measured at fair value	(96,656)

Incremental stock option expense per FAS No. 123, net of taxes	(87,637)

Adjusted net income	$182,197

Net income per weighted average share, basic – as reported	$0.11

Net income per weighted average share, diluted – as reported	$0.11

Adjusted net income per weighted average share, basic	$0.08

Adjusted net income per weighted average share, diluted	$0.07

The amounts in this table have been adjusted from the amounts reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2005 to be calculated following the same method that has been utilized under FAS No. 123R. The total impact of the change was to increase the incremental stock option expense per FAS No. 123, net of taxes by $2.8 million.

Under the 2003 Plan, certain awards granted to an employee who meets the age and/or length of service requirements for “retirement” set forth in the plan generally will continue to vest after such employee’s retirement without additional service, subject to the terms and conditions of the grant document. In connection with the above reconciliation of net income assuming adoption of FAS No. 123, our policy with respect to these awards has been to recognize compensation cost over the stipulated vesting period, which is typically five years. If the employee retires before the end of the vesting period, any remaining unrecognized compensation cost would be recognized at the date of retirement. The SEC has determined that companies that follow this approach should continue to do so for all applicable equity-based awards issued prior to the effective date of FAS No. 123R. These awards should also continue to be accounted for in this manner subsequent to the effective date of FAS No. 123R. The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R, however, should be recognized through the retirement eligibility date. Had we recognized compensation expense over this shorter service period, the increase in stock compensation costs, net of taxes, presented on a pro forma basis under FAS No. 123, would have been $5.0 million for the three months ended March 31, 2005.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option granted during the three months ended March 31, 2006 and 2005, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Options	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Dividend yield	None	None
Expected volatility	35.0%	45.0%
Risk-free interest rate	4.55%	3.79%
Expected life (in years)	4.0	4.0
Weighted-average fair value at grant date	$4.62	$5.12

Employee Stock Purchase Plan	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Dividend yield	None	None
Expected volatility	26.8%	45.0%
Risk-free interest rate	4.43%	2.46%
Expected life (in years)	0.5	0.5
Weighted-average fair value at grant date	$3.17	$4.16

Expected volatilities are based on our historical volatility and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

8.  Restructuring and Other Special Charges (Credits)

During the three months ended March 31, 2006, we recognized an aggregate reduction of $1.2 million in our restructuring and other special charges. During the three months ended March 31, 2005, we incurred restructuring and other special charges of $1.0 million.

The reduction in such charges for the three months ended March 31, 2006 represents a net reduction of several of our previous restructuring programs. The reductions were primarily attributable to lower than expected severance payments, which were partially offset by higher costs associated with vacating leased facilities.

The restructuring and other special charges for the three months ended March 31, 2005 consisted of $3.1 million of in-process research and development (“IPR&D”) charges associated with the Smarts acquisition, partially offset by net restructuring reductions of $2.1 million. The net restructuring reduction consists of $5.2 million associated with our prior restructuring programs. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities. Partially offsetting these reductions was a $3.1 million provision for employee termination benefits for individuals in our EMC multi-platform software segment.

The activity for the 2005 and prior restructuring programs for the three months ended March 31, 2006 and 2005, respectively, is presented below (tables in thousands):

2005 Restructuring Programs

Three Months Ended March 31, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of March 31, 2006
Workforce reductions	$79,783	$(366)	$(18,645)	$60,772
Consolidation of excess facilities	—	240	(75)	165

Total	$79,783	$(126)	$(18,720)	$60,937

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended March 31, 2005

Category	Balance as of December 31, 2004	Provision	Utilization	Balance as of March 31, 2005
Workforce reductions	$—	$3,123	$(349)	$2,774

Total	$—	$3,123	$(349)	$2,774

The 2005 restructuring programs included two separate reductions in workforce, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. As of March 31, 2006, we had terminated approximately 500 employees under these restructuring programs.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2004. The activity for these programs for the three months ended March 31, 2006 and 2005, respectively, is presented below (tables in thousands):

Three Months Ended March 31, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of March 31, 2006
Workforce reductions	$9,416	$(1,272)	$(1,681)	$6,463
Consolidation of excess facilities	65,414	204	(4,960)	60,658

Total	$74,830	$(1,068)	$(6,641)	$67,121

Three Months Ended March 31, 2005

Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of March 31, 2005
Workforce reductions	$22,319	$(30)	$(3,504)	$18,785
Consolidation of excess facilities	92,943	(5,225)	(6,770)	80,948

Total	$115,262	$(5,255)	$(10,274)	$99,733

Adjustments to the provision during the three months ended March 31, 2006 were primarily attributable to lower than expected severance payments. Adjustments to the provision during the three months ended March 31, 2005 were primarily attributable to lower than expected costs associated with vacating leased facilities. Substantially all employees included in the 2004 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.  Commitments and Contingencies

Outstanding Purchase Orders

At March 31, 2006, we had outstanding purchase orders aggregating approximately $1.3 billion for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2006, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2006, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

10.  Segment Information

Management has organized the business around our product and service offerings. We operate in the following segments: EMC information storage products, EMC multi-platform software, EMC services, VMware and Other businesses. The corporate reconciling items were added during the three months ended March 31, 2006 to capture stock-based compensation expense and acquisition-related intangible asset amortization expense which management does not use in evaluating the performance of its operating segments. The segment information for the three months ended March 31, 2005 has been adjusted to conform to the current year presentation. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses or assets to each segment, as management does not use this information to measure the performance of the operating segments.

The EMC information storage products segment includes systems revenues and platform-based storage software revenues. The EMC multi-platform software segment includes systems revenues, multi-platform based storage and management software revenues, software maintenance services revenues and professional services revenues. The EMC services segment includes hardware and software maintenance revenues and professional services revenues. The VMware segment includes virtual infrastructure software revenues, software maintenance services revenues and professional services revenues. The Other businesses segment includes hardware maintenance revenues associated with AViiON servers.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Other Businesses	Corporate Reconciling Items	Consolidated
For the Three Months Ended March 31, 2006
Systems revenues	$1,222,624	$4,304	$—	$—	$—	$—	$1,226,928
Software revenues	272,819	256,939	—	91,844	—	—	621,602
Services revenues	—	187,172	472,942	39,169	2,874	—	702,157

Total revenues	1,495,443	448,415	472,942	131,013	2,874	—	2,550,687
Cost of sales	830,658	100,980	224,521	18,323	1,960	40,902	1,217,344

Gross profit	$664,785	$347,435	$248,421	$112,690	$914	$(40,902)	$1,333,343

Gross profit percentage	44.5%	77.5%	52.5%	86.0%	31.8%	—	52.3%

March 31, 2005
Systems revenues	$1,025,971	$—	$—	$—	$—	$—	$1,025,971
Software revenues	284,485	247,752	—	62,295	—	—	594,532
Services revenues	—	153,573	441,135	17,795	10,125	—	622,628

Total revenues	1,310,456	401,325	441,135	80,090	10,125	—	2,243,131
Cost of sales	748,267	75,831	210,910	8,724	5,616	19,562	1,068,910

Gross profit	$562,189	$325,494	$230,225	$71,366	$4,509	$(19,562)	$1,174,221

Gross profit percentage	42.9%	81.1%	52.2%	89.1%	44.5%	—	52.3%

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
United States	$1,446,373	$1,275,965
Europe, Middle East and Africa	749,990	641,065
Asia Pacific	251,358	247,867
Latin America, Mexico and Canada	102,966	78,234

Total	$2,550,687	$2,243,131

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2006 or 2005.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $6,789.6 million at March 31, 2006 and $6,527.8 million at December 31, 2005. No country other than the United States accounted for 10% or more of these assets at March 31, 2006 or at December 31, 2005. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $275.3 million at March 31, 2006 and $271.0 million at December 31, 2005.

For the three months ended March 31, 2006 and 2005, sales to Dell, Inc. accounted for 13.9% and 10.7%, respectively, of our total revenues. Revenues from Dell, Inc. are classified within all segments, except for Other businesses.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans and Retiree Medical Benefits

401(k) Plan

We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the U.S. Internal Revenue Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contribution amounted to $10.1 million and $8.6 million for the three months ended March 31, 2006 and 2005, respectively.

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At March 31, 2006, the Data General U.S. pension plan held $0.4 million of our common stock.

The components of net periodic benefit cost of the Pension Plans are as follows (table in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Interest cost	$5,021	$4,708
Expected return on plan assets	(7,426)	(7,038)
Amortization of transition asset	—	(153)
Recognized actuarial loss	1,976	1,520

Net periodic benefit credit	$(429)	$(963)

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic benefit cost are as follows (table in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Interest cost	$98	$60
Expected return on plan assets	(9)	(8)
Amortization of prior service credit	(25)	(25)
Recognized actuarial loss (gain)	19	(10)

Net periodic benefit cost	$83	$17

12. Income Taxes

Our effective income tax rate was 24.5% and 25.4% for the three months ended March 31, 2006 and 2005, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits. For the three months ended March 31, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three months ended March 31, 2006, we recognized an $11.4 million net benefit resulting primarily from a reduction in certain income tax contingencies. For the three months ended March 31, 2005, we recognized a net tax benefit of $8.4 million, primarily from a reduction in certain income tax contingencies. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 million incurred in connection with the Smarts acquisition.

13. Subsequent Event

On April 3, 2006, we redeemed all of the outstanding $125.0 million 4.5% Senior Convertible Notes due April 1, 2007 that we assumed in connection with the acquisition of Documentum in December 2003. Total cash paid to redeem the notes was $129.0 million, which consisted of $126.1 million associated with the outstanding principal balance (based on a contractual redemption price of 100.9%) and $2.9 million of accrued interest. Due to the redemption, the amounts have been classified as a current liability on our consolidated balance sheet as of March 31, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ requirements. We have also focused on improving operating margins by increasing gross margins and reducing operating expenses as a percentage of revenues. Our results of operations were impacted by a significant increase in stock-based compensation expense as a result of our adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”) for the first quarter of 2006, as described further below. We selected the modified prospective transition method, which does not allow for the restatement of results from prior periods, and as a result, our gross and operating margins as a percentage of total revenue declined during the first quarter of 2006 compared to the first quarter of 2005. We expect this decline when making year-over-year quarterly comparisons to continue until the first quarter of 2007, when both the 2006 and 2007 results will include the effect of accounting for stock-based compensation under FAS No. 123R. We have increased our overall investment in research and development (“R&D”) from $234.3 for the three months ended March 31, 2005 to $283.5 (which includes incremental stock-based compensation expense of $14.4) for the three months ended March 31, 2006. These R&D expenditures have enabled us to introduce new and enhanced product and service offerings. We have also made acquisitions over the past three years to expand our offerings. We plan to continue to focus our efforts in 2006 on growing revenues and improving our gross and operating margins.

On January 1, 2006, we adopted FAS No. 123R. The standard requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the award’s estimated grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units and employee stock purchases related to our employee stock purchase plan. Additionally, we applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on Share-Based Payment to our adoption of FAS No. 123R. Previously, we elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.

Total stock-based compensation expense, which consists of expense from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $103.6 for the three months ended March 31, 2006. For periods prior to our adoption of FAS No. 123R on January 1, 2006, stock-based compensation expense consisted exclusively of expense from restricted stock awards and the amortization of deferred compensation costs associated with stock options issued as consideration in various acquisitions. Accordingly, our financial results for the three months ended March 31, 2006 were not prepared on a comparative basis to our financial results for the three months ended March 31, 2005. Total stock-based compensation expense for the three months ended March 31, 2005 was $13.9. As of March 31, 2006, the total unrecognized after-tax compensation cost for stock options, restricted stock awards and options under the ESPP was $632.2. Approximately 88% of our employees have received grants through these equity compensation programs. This non-cash expense will be recognized through 2011 over a weighted average period of 1.8 years.

We elected to estimate the fair value of employee stock option awards and ESPP purchases using the Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate associated with the expected term of the awards, expected dividends and actual and projected employee stock option exercise behaviors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the three months ended March 31, 2006, our Black-Scholes option model included the following weighted average assumptions for our employee stock options and ESPP:

	Stock Options	ESPP
Dividend yield	None	None
Expected volatility	35.0%	26.8%
Risk-free interest rate	4.55%	4.43%
Expected life (in years)	4.0	0.5
Weighted-average fair value at grant date	$4.62	$3.17

To determine an expected volatility assumption required in the Black-Scholes option pricing model, we used a combination of implied volatility for two year traded options on our stock and our historical stock price volatility. The expected term assumption is based upon actual historical exercises and cancellations of EMC stock options. We are using the same methodology to calculate expected volatility and expected term that was used prior to our adoption of FAS No. 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and ESPP. The dividend yield assumption is based on the history and expectation of dividend payouts. Stock-based compensation expense recognized within a given reporting period is based on awards that are expected to vest in current or future periods. Accordingly, recognized stock-based compensation expense from stock options and the ESPP is reduced for expected forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. See Note 7 to our consolidated financial statements for more information regarding our implementation of FAS No. 123R.

RESULTS OF OPERATIONS

The following table presents certain consolidated income statement information stated as a percentage of total revenues. The consolidated income statement information set forth in this table is not prepared on a comparative basis due to our adoption of FAS No. 123R. As previously noted, incremental stock-based compensation expense associated with FAS No. 123R is included in the consolidated income statement information for the three months ended March 31, 2006, but is excluded from the consolidated income statement information for the three months ended March 31, 2005.

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Total revenue	100.0%	100.0%
Cost of sales	47.7	47.7

Gross margin	52.3	52.3
Research and development	11.1	10.4
Selling, general and administrative	29.3	27.5
Restructuring and other special charges (credits)	0.0	0.0

Operating income	11.9	14.4
Investment income, interest expense and other income (expense), net	2.4	1.9

Income before taxes	14.3	16.1
Income tax provision	3.5	4.1

Net income	10.7%	12.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	March 31, 2006	March 31, 2005	$ Change	% Change
EMC information storage products	$1,495.4	$1,310.5	$184.9	14.1%
EMC multi-platform software	448.4	401.3	47.1	11.7
EMC services	472.9	441.1	31.8	7.2
VMware	131.0	80.1	50.9	63.5
Other businesses	2.9	10.1	(7.2)	(71.3)

Total revenues	$2,550.7	$2,243.1	$307.6	13.7%

We provide a variety of systems, software and services to help our customers extract greater value from their information and get the most out of their IT assets. In any particular period, customer demands will vary for their particular solution requirements, which will cause changes in the amount of systems, software and services we sell. Accordingly, there can be changes in the mix of revenues from period to period reflecting customer demand.

The EMC information storage products segment revenues include information storage systems and platform-based software revenues. Information storage systems revenues were $1,222.6 and $1,026.0 for the first quarters of 2006 and 2005, respectively, representing an increase of 19.2%. The increase was due to greater demand for these products attributable to wider acceptance of information lifecycle management-based solutions, a broadened product portfolio and increased demand for IT infrastructure. Platform-based software revenues were $272.8 and $284.5 for the first quarters of 2006 and 2005, respectively, representing a decrease of 4.1%. Platform-based software revenues consist of revenues from software whose operation generally controls and enables functions that take place within an EMC storage system. The decrease in platform-based software revenues was attributable to a change in the mix of mid-range information storage systems sold resulting in more units with lower software content. Additionally, a greater portion of the high-end information storage systems sold in the first quarter of 2006 were sold to consolidate customers’ information storage systems as compared to sales that occurred in the first quarter of 2005. We generally realize a lower level of platform software revenue on sales to customers who have previously licensed our platform software.

The EMC multi-platform software segment revenues include software license, software maintenance, other services revenues and systems revenues. Software licenses revenues were $256.9 and $247.8 for the first quarters of 2006 and 2005, respectively, representing an increase of 3.7%. Software maintenance and other services revenues were $187.2 and $153.6 for the first quarters of 2006 and 2005, respectively, representing an increase of 21.9%. Software license revenue increased due to greater demand for content management software, partially offset by lower demand for resource management software and backup and archive software. The results for the three months ended March 31, 2006 were favorably impacted by the Smarts acquisition, which was completed in February 2005 and the Captiva acquisition, which was completed in December 2005. The growth in software maintenance and other services revenues was primarily due to increased software maintenance revenues, which were favorably impacted by the aforementioned acquisitions.

The EMC services segment revenues include software and hardware maintenance and professional services revenues. EMC services revenues increased in the first quarter of 2006 compared to the same period in 2005 due to greater demand for software maintenance contracts associated with increased sales of platform-based software. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the increase. The increase was partially offset by a reduction in revenues from systems maintenance contracts.

The VMware segment revenues were $131.0 and $80.1 for the first quarters of 2006 and 2005, respectively. Software license revenues were $91.8 for the first quarter of 2006 compared to $62.3 for the first quarter of 2005, a 47.4% increase. The revenue increase was attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. Software maintenance and services revenues were $39.2 for the first quarter of 2006 and $17.8 for the first quarter of 2005, a 120.2% increase. The increase in services revenues was primarily due to increased software maintenance revenues.

The Other businesses segment revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years, as we have discontinued selling AViiON servers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2006	March 31, 2005	Percentage Change
United States	$1,446.4	$1,276.0	13.4%
Europe, Middle East and Africa	750.0	641.1	17.0
Asia Pacific	251.4	247.9	1.4
Latin America, Mexico and Canada	103.0	78.2	31.7

Revenue increased in the three months ended March 31, 2006 compared to the same period in 2005 in all of our markets due to greater demand for our products and services. Also contributing to the increases were revenues generated from the acquisitions of Smarts, Rainfinity and Captiva in February, August and December 2005, respectively, and broadened product offerings across our business. The lower growth rate in the Asia Pacific markets was primarily attributable to lower levels of demand in Japan. Changes in exchange rates adversely impacted revenue growth by 2.1% for the three months ended March 31, 2006. The impact of the change in rates was most significant in the European market, primarily Germany, France and Italy.

Costs and expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended
	March 31, 2006	March 31, 2005	$ Change	% Change
Cost of revenue:
EMC information storage products	$830.7	$748.3	$82.4	11.0%
EMC multi-platform software	101.0	75.8	25.2	33.2
EMC services	224.5	210.9	13.6	6.4
VMware	18.3	8.7	9.6	110.3
Other businesses	2.0	5.6	(3.6)	(64.3)
Corporate reconciling items	40.9	19.6	21.3	108.7

Total cost of revenue	1,217.3	1,068.9	148.4	13.9

Gross margins:
EMC information storage products	664.8	562.2	102.6	18.2
EMC multi-platform software	347.4	325.5	21.9	6.7
EMC services	248.4	230.2	18.2	7.9
VMware	112.7	71.4	41.3	57.8
Other businesses	0.9	4.5	(3.6)	(80.0)
Corporate reconciling items	(40.9)	(19.6)	(21.3)	108.7

Total gross margin	1,333.3	1,174.2	159.1	13.5
Operating expenses:
Research and development	283.5	234.3	49.2	21.0
Selling, general and administrative	748.2	615.7	132.5	21.5
Restructuring and other special charges (credits)	(1.2)	1.0	(2.2)	(220.0)

Total operating expenses	1,030.5	851.0	179.5	21.1

Operating income	302.8	323.2	(20.4)	(6.3)
Investment income, interest expense and other expenses, net	62.5	38.7	23.8	61.5

Income before income taxes	365.3	361.9	3.4	0.9
Provision for income taxes	89.5	92.0	(2.5)	(2.7)
Cumulative effect of a change in accounting principle	(3.4)	—	(3.4)	*

Net income	$272.5	$269.8	$2.6	1.0%

*Not measurable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Gross Margins

Our overall gross margin percentages were 52.3% for both the three months ended March 31, 2006 and 2005. Incremental stock-based compensation expense recognized within cost of product sales and cost of services as a result of adopting FAS No. 123R was $16.8 during the first quarter of 2006, negatively impacting our overall gross margin by 0.6%. Additionally, our overall gross margin was negatively impacted by a reduction in the mix of software license revenues as a percentage of total revenues. Software license revenues generally provide higher gross margins than any of our other products or services. Our overall gross margin was favorably impacted during the first three months of 2006 compared to the first three months of 2005 by an increase in sales volumes and a reduction in the cost of fulfilling our warranty obligations. For reporting purposes, stock-based compensation is recognized as a corporate expense and is not allocated among our various operating segments. The corporate reconciling items were added during the three months ended March 31, 2006 to capture stock-based compensation and acquisition-related intangible asset amortization expenses, which management does not use in evaluating the performance of its operating segments. As a result, the information provided for our gross margins by individual segment was prepared on a comparable basis for the three months ended March 31, 2006 and 2005.

The gross margin percentages for the EMC information storage products segment were 44.5% and 42.9% for the three months ended March 31, 2006 and 2005, respectively. The improvement in the gross margin percentage for the first three months of 2006 compared to the first three months of 2005 is primarily due to a reduction in our warranty provision. In the latter half of 2005, as a result of continued cost control efforts, we were able to reduce the cost of fulfilling our service obligations. These cost control efforts continued to favorably impact our gross margins in the first quarter of 2006 compared to the first quarter of 2005. Partially offsetting the increase in gross margin percentage was a reduction in the mix of software license revenues to total revenues. Software license revenues as a percent of total revenues declined from 21.7% in the first quarter of 2005 to 18.2% in the first quarter of 2006. Software license revenues generally provide a higher gross margin percentage than systems revenues.

The gross margin percentages for the EMC multi-platform software segment were 77.5% and 81.1% for the three months ended March 31, 2006 and 2005, respectively. The decrease in gross margin percentage was primarily attributable to a greater proportion of revenues being derived from service contracts compared to software licenses. Service contract revenues as a percent of total revenues increased from 38.3% in the first quarter 2005 to 41.7% in the first quarter of 2006. Software license revenues generally provide a higher gross margin than service contract revenues.

The gross margin percentages for the EMC services segment were 52.5% and 52.2% for the three months ended March 31, 2006 and 2005, respectively. The increase in gross margin percentage was primarily attributable to a greater proportion of service revenues being derived from software and systems maintenance revenues as compared to professional services. Maintenance revenues provide a higher gross margin than professional services revenues.

The gross margin percentages for the VMware segment were 86.0% and 89.1% for the three months ended March 31, 2006 and 2005, respectively. The decrease in gross margin percentage was primarily attributable to a shift in the mix of software license revenues and services revenues, with a greater proportion of revenues being derived from services. Services revenues accounted for 29.9% of total VMware revenues for the three months ended March 31, 2006, compared to 22.2% for the three months ended March 31, 2005. The decrease in gross margin percentage was partially offset by achieving higher sales volumes while controlling our operating cost structure.

The gross margin percentages for our Other businesses segment were 31.8% and 44.5% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the gross margin percentages resulted from declining revenues in this segment as the volume of AViiON maintenance contracts decreased.

The corporate reconciling items include stock-based compensation expense and acquisition-related intangible asset amortization expense. Expenses included within the corporate reconciling items increased from $19.6 for the three months ended March 31, 2005 to $40.9 for the three months ended March 31, 2006. The expense increase was primarily attributable to incremental stock-based compensation expense incurred during the first quarter of 2006 as a result of the adoption of FAS No. 123R.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Research and Development

As a percentage of revenues, R&D expenses were 11.1% and 10.4% for the three months ended March 31, 2006 and 2005, respectively. In addition, we incurred $52.9 and $42.1 during the first quarters of 2006 and 2005, respectively, on software development costs which were capitalized. Incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R was $14.4 during the first quarter of 2006, negatively impacting R&D as a percentage of revenue by 0.6%. R&D spending includes research and development on new product offerings and enhancements to our software and information storage systems. The increase in R&D expenses for the three months ended March 31, 2006 compared to the same period in 2005 was due to the incremental R&D efforts resulting from the acquisitions of Smarts and Captiva in February and December 2005, respectively, as well as increased R&D spending, primarily on software development in other areas of our business.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 29.3% and 27.5% for the three months ended March 31, 2006 and 2005, respectively. The most significant reason for the increase in SG&A as a percentage of revenues was $37.6 of incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R during the first quarter of 2006, which negatively impacted SG&A as a percentage of revenues by 1.5%. In addition to stock-based compensation expense, the increase in the amount spent was primarily attributable to the higher selling costs associated with the growth in revenues and higher levels of general and administrative expenses to support the overall growth in the business.

Restructuring and Other Special Charges

During the three months ended March 31, 2006, we recognized an aggregate reduction of $1.2 in our restructuring and other special charges. During the three months ended March 31, 2005, we incurred restructuring and other special charges of $1.0.

The reduction for the three months ended March 31, 2006 represents a net reduction of several of our previous restructuring programs. The reductions were primarily attributable to lower than expected severance payments, partially offset by higher costs associated with vacating leased facilities.

The charge for the three months ended March 31, 2005 consisted of $3.1 of IPR&D charges associated with the Smarts acquisition, partially offset by net restructuring reductions of $2.1. The net restructuring reduction consists of $5.2 associated with our prior restructuring programs. The reductions were primarily attributable to lower than expected lease payout obligations associated with vacated facilities. Partially offsetting these reductions was a $3.1 provision for employee termination benefits for individuals in our EMC multi-platform software segment.

The activity for the 2005 and prior restructuring programs for the three months ended March 31, 2006 and 2005, respectively, is presented in the following tables:

2005 Restructuring Programs

Three Months Ended March 31, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of March 31, 2006
Workforce reductions	$79.8	$(0.4)	$(18.6)	$60.8
Consolidation of excess facilities	—	0.2	(0.1)	0.1

Total	$79.8	$(0.2)	$(18.7)	$60.9

Three Months Ended March 31, 2005
Category	Balance as of December 31, 2004	Provision	Utilization	Balance as of March 31, 2005
Workforce reductions	$—	$3.1	$(0.3)	$2.8

Total	$—	$3.1	$(0.3)	$2.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The 2005 restructuring programs included two separate reductions in workforce, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. As of March 31, 2006, we had terminated approximately 500 employees under these restructuring programs.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2004. The activity for these programs for the three months ended March 31, 2006 and 2005 respectively, is presented below:

Three Months Ended March 31, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of March 31, 2006
Workforce reductions	$9.4	$(1.3)	$(1.7)	$6.4
Consolidation of excess facilities	65.4	0.2	(4.9)	60.7

Total	$74.8	$(1.1)	$(6.6)	$67.1

Three Months Ended March 31, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of March 31, 2005
Workforce reductions	$22.3	$-	$(3.5)	$18.8
Consolidation of excess facilities	92.9	(5.2)	(6.8)	81.0

Total	$115.2	$(5.2)	$(10.3)	$99.7

Adjustments to the provision during the three months ended March 31, 2006 were primarily attributable to lower than expected severance payments. Adjustments to the provision during the three months ended March 31, 2005 were primarily attributable to lower than expected costs associated with vacating leased facilities. Substantially all employees included in the 2004 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

Investment Income

Investment income was $61.8 and $43.0 for the three months ended March 31, 2006 and 2005, respectively. Investment income was earned primarily from investments in cash and cash equivalents, short and long-term investments and sales-type leases. Investment income increased during the first quarter of 2006 compared to the same period in 2005 due primarily to greater yields on investments and, to a lesser extent, decreased realized losses on investments and moderately higher outstanding cash and investment balances. The weighted average return on investments, excluding realized gains, was 3.9% and 3.1% for the three months ended March 31, 2006 and 2005, respectively. Realized losses were $6.9 and $10.4 for the three months ended March 31, 2006 and 2005, respectively.

Other Income (Expense), Net

Other income (expense), net was $2.7 and $(2.3) for the three months ended March 31, 2006 and 2005, respectively. The change was primarily due to higher gains from the sale of strategic investments and a decrease in foreign currency transaction losses during the first quarter of 2006 compared to the first quarter of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Provision for Income Taxes

Our effective income tax rate was 24.5% and 25.4% for the three months ended March 31, 2006 and 2005, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits. For the three months ended March 31, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three months ended March 31, 2006, we recognized an $11.4 net benefit resulting primarily from a reduction in certain income tax contingencies. For the three months ended March 31, 2005, we recognized a net tax benefit of $8.4 primarily from a reduction in certain tax contingencies. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 incurred in connection with the Smarts acquisition.

Financial Condition

Cash provided by operating activities was $637.2 and $600.4 for the three months ended March 31, 2006 and 2005, respectively. Cash received from customers was $2,878.3 and $2,411.6 for the three months ended March 31, 2006 and 2005, respectively. The increase was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $2,013.5 and $1,839.6 for the three months ended March 31, 2006 and 2005, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 27,000 and 24,000 at March 31, 2006 and 2005, respectively. The acquisitions of Smarts, Rainfinity and Captiva in February, August and December 2005, respectively, and general growth of the business accounted for the majority of the headcount increases. Greater levels of component purchases to meet customer demand for information storage systems also contributed to the increased amounts of payments to suppliers. Cash received from dividends and interest was $60.3 and $53.3 for the three months ended March 31, 2006 and 2005, respectively. The improvement was due to higher rates of return received on our cash, cash equivalents and short and long-term investments. For the three months ended March 31, 2006 and 2005, we paid $285.9 and $21.7, respectively, in income taxes. The payments for both quarters represent our net payouts of international, federal and state income tax liabilities, primarily associated with taxable income earned in fiscal years 2005 and 2004, respectively. Our fiscal year 2005 tax liability was considerably higher than the corresponding liability for fiscal year 2004 due to a combination of higher net income and a reduction in the amount of net operating losses available to reduce our taxable income.

Cash used for investing activities was $1,093.2 and $289.7 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2005, we acquired all the outstanding shares of Smarts for $252.9, net of cash received. Capital additions were $160.5 and $98.3 for the three months ended March 31, 2006 and 2005, respectively. The increase in capital spending during the first quarter of 2006 compared to the same period in 2005 was attributable to various IT initiatives to further integrate our acquisitions, enable us to more effectively service our growing customer base and implement new infrastructure to support the overall growth of the business. Capitalized software development costs were $48.9 and $42.1 for the first three months of 2006 and 2005, respectively. The increase in the amount capitalized was due to additional R&D efforts. Net (sales) and purchases and maturities of investments were $857.3, and $(104.7) for the three months ended March 31, 2006 and 2005, respectively. This activity varies from period to period based upon our cash collections and cash requirements.

Cash used for financing activities was $307.4 and $92.5 for the three months ended March 31, 2006 and 2005, respectively. Our principal financing activity has been the repurchase of our common stock in the open market. As of March 31, 2006, we had repurchased 160.2 million shares, out of a total 250.0 million shares then authorized for buyback by our Board of Directors in October 2002. We spent $376.1 and $127.1 on such repurchases during the first quarters of 2006 and 2005, respectively. In April 2006, our Board of Directors authorized the repurchase of an additional 250.0 million shares. In 2006, we plan to spend $3,000.0 to adjust our capital structure by repurchasing $2,875.0 of common stock and redeeming our $125.0 4.5% Senior Convertible Notes due April 1, 2007 (the “Notes”). We redeemed the Notes on April 3, 2006. We generated $62.6 and $34.5 during the three months ended March 31, 2006 and 2005, respectively, from the exercise of stock options.

In December 2003, we assumed the Notes through our acquisition of Documentum. On April 3, 2006, we redeemed the outstanding Notes at a total cost of $129.0 million, which consisted of $126.1 million associated with the outstanding principal balance (based on a contractual redemption price of 100.9%) and $2.9 million of accrued interest. Due to the redemption, the amounts have been classified as a current liability in our consolidated balance sheet as of March 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Depreciation and amortization expense was $181.4 and $152.6 for the first three months of 2006 and 2005, respectively. The increase in depreciation and amortization expense was primarily attributable to intangible amortization expense associated with the acquisitions of Smarts, Rainfinity and Captiva in February, August and December 2005, respectively. Higher amortization expense associated with capitalized software development costs also contributed to the increase. Lastly, a general growth in our property, plant and equipment balances resulted in greater depreciation expense.

Cash and cash equivalents and short and long-term investments were $7,431.4 and $7,355.5 at March 31, 2006 and December 31, 2005, respectively. We invest our excess cash in U.S. government and agency obligations, U.S. corporate debt securities, asset and mortgage-backed securities, bank loans, auction rate securities and foreign debt securities. At March 31, 2006, the fair value of our short and long-term investments was $5,868.6 compared to an amortized cost basis of $5,735.3. Included in our portfolio are securities where the amortized cost basis exceeded the fair value by $53.4. Management regularly reviews the portfolio to evaluate whether any impairments are other-than-temporary. Management considers the type of securities held, market conditions, the length of the impairment, magnitude of the impairment and ability to hold the investment to maturity to make its evaluation. As of March 31, 2006, management did not consider any impairments to be other-than-temporary.

We have a credit line of $50.0 in the United States. At March 31, 2006, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2006, we were in compliance with the covenants.

We derive revenues from both selling and leasing activity. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds to be generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next 12 months.

To date, inflation has not had a material impact on our financial results.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 6, 2006. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

Item 1A.  RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

In addition, we have historically used stock options and other equity awards as key elements of our compensation packages for many of our employees. Under recent accounting rules, we are required to treat stock-based compensation as an expense. In addition, changes to regulatory or stock exchange rules and regulations and in institutional shareholder voting guidelines on equity plans may result in additional requirements or limitations on our equity plans. As a result, we may change our compensation practices with respect to the number of shares and type of equity awards used. The value of our equity awards may also be adversely affected by the volatility of our stock price. These factors may impair our ability to attract, retain and motivate employees.

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Standards Accounting Board (“FASB”) promulgates new accounting principles that are applicable to us. In the first quarter of 2006, we adopted FAS No. 123R. This standard requires us to expense the fair value of stock options issued to employees in our basic financial statements. This has adversely affected our results of operations. We currently estimate that the standard will adversely impact earnings for 2006 by approximately $0.09 per diluted share. The FASB has proposed other standards, including modifying the accounting for income taxes, accounting for business combinations and fair value measurements. These proposed standards or other proposals could have a material adverse impact on our results of operations or financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the first three months of 2006, Dell, Inc., one of our channel partners, accounted for 14% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate or if the financial condition of our channel partners were to weaken. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2006

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	3,824,420		$13.75	3,127,000	114,396,567
February 1, 2006 – February 28, 2006	19,012,836		$13.53	18,870,220	95,526,347
March 1, 2006 – March 31, 2006	5,890,824		$13.57	5,732,500	89,793,847

Total	28,728,080	(2)	$13.57	27,729,720	89,793,847

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in October 2002 to repurchase 250.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 998,160 shares withheld from employees for the payment of taxes.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

(a) Exhibits

See index to Exhibits on page 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 5, 2006	By:	/s/ William J. Teuber, Jr.
William J. Teuber, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (1)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 6, 2006 (No. 33-03656).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).