Form 10-Q
period 2006-06-30
EMC CORP
filed 2006-08-04
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2006 was 2,298,487,844.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the impact of the definitive agreement to acquire all of the outstanding capital stock of RSA Security Inc., which we announced on June 29, 2006, or of any other potential mergers, acquisitions, divestitures or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,560,384	$2,322,370
Short-term investments	1,237,614	1,615,495
Accounts and notes receivable, less allowance for doubtful accounts of $36,109 and $38,126	1,264,519	1,405,564
Inventories	763,771	724,751
Deferred income taxes	348,122	326,318
Other current assets	239,963	179,478

Total current assets	5,414,373	6,573,976
Long-term investments	3,487,049	3,417,589
Property, plant and equipment, net	1,836,399	1,754,035
Intangible assets, net	555,726	563,024
Other assets, net	649,389	598,252
Goodwill, net	4,114,928	3,883,507

Total assets	$16,057,864	$16,790,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616,686	$583,756
Accrued expenses	1,245,708	1,279,857
Income taxes payable	420,334	645,694
Deferred revenue	1,269,613	1,164,551

Total current liabilities	3,552,341	3,673,858
Deferred revenue	690,773	640,598
Deferred income taxes	122,335	175,192
Long-term convertible debt	—	126,963
Other liabilities	116,740	108,342
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,298,488 and 2,384,147 shares	22,985	23,841
Additional paid-in capital	4,506,133	5,867,076
Deferred compensation	—	(332,311)
Retained earnings	7,122,060	6,570,511
Accumulated other comprehensive loss, net	(75,503)	(63,687)

Total stockholders’ equity	11,575,675	12,065,430

Total liabilities and stockholders’ equity	$16,057,864	$16,790,383

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Product sales	$1,833,598	$1,688,330	$3,682,128	$3,308,833
Services	740,925	656,485	1,443,082	1,279,113

	2,574,523	2,344,815	5,125,210	4,587,946
Costs and expenses:
Cost of product sales	884,741	813,080	1,802,638	1,611,619
Cost of services	331,790	275,093	631,237	545,464
Research and development	299,429	253,342	582,918	487,639
Selling, general and administrative	782,016	642,654	1,530,240	1,258,400
Restructuring and other special charges	12,024	—	10,830	968

Operating income	264,523	360,646	567,347	683,856
Investment income	61,713	43,494	123,516	86,489
Interest expense	(621)	(1,983)	(2,631)	(4,016)
Other income (expense), net	479	(1,069)	3,195	(3,373)

Income before taxes	326,094	401,088	691,427	762,956
Income tax provision	47,001	107,724	136,506	199,758

Income before cumulative effect of a change in accounting principle	279,093	293,364	554,921	563,198
Cumulative effect of a change in accounting principle, net of tax benefit of $0, $0, $808 and $0	—	—	(3,372)	—

Net income	$279,093	$293,364	$551,549	$563,198

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.12	$0.12	$0.24	$0.24
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.12	$0.12	$0.24	$0.24

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.12	$0.12	$0.23	$0.23
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.12	$0.12	$0.23	$0.23

Weighted average shares, basic	2,306,457	2,391,826	2,328,360	2,393,658

Weighted average shares, diluted	2,341,785	2,442,359	2,371,301	2,442,897

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Cash received from customers	$5,423,035	$4,722,463
Cash paid to suppliers and employees	(4,124,686)	(3,761,901)
Dividends and interest received	134,906	111,090
Interest paid	(2,696)	(5,107)
Income taxes paid	(401,357)	(37,721)

Net cash provided by operating activities	1,029,202	1,028,824

Cash flows from investing activities:
Additions to property, plant and equipment	(316,120)	(253,652)
Capitalized software development costs	(96,074)	(82,536)
Purchases of short and long-term available for sale securities	(3,486,712)	(4,822,195)
Sales and maturities of short and long-term available for sale securities	3,752,790	4,937,156
Business acquisitions, net of cash acquired	(296,730)	(262,125)
Other	(13,910)	(2,100)

Net cash used in investing activities	(456,756)	(485,452)

Cash flows from financing activities:
Issuance of common stock	129,897	136,845
Purchase of treasury stock	(1,375,608)	(270,906)
Excess tax benefits from stock-based compensation	9,727	—
Payment of long-term and short-term obligations	(127,396)	(88)
Proceeds from long-term and short-term obligations	85	192

Net cash used in financing activities	(1,363,295)	(133,957)

Effect of exchange rate changes on cash and cash equivalents	28,863	(33,775)

Net (decrease) increase in cash and cash equivalents	(761,986)	375,640
Cash and cash equivalents at beginning of period	2,322,370	1,476,803

Cash and cash equivalents at end of period	$1,560,384	$1,852,443

Reconciliation of net income to net cash provided by operating activities:
Net income	$551,549	$563,198
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	3,372	—
Depreciation and amortization	364,641	316,516
Non-cash restructuring and other special charges	12,410	3,100
Stock-based compensation expense	201,938	34,393
Provision for doubtful accounts	866	3,748
Deferred income taxes, net	(67,065)	24,312
Tax benefit from stock options exercised	—	30,659
Excess tax benefits from stock-based compensation	(9,727)	—
Other	14,977	24,618
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	147,483	22,750
Inventories	(19,999)	(167,209)
Other assets	(72,514)	(10,630)
Accounts payable	22,884	(62,700)
Accrued expenses	(76,886)	37,416
Income taxes payable	(198,018)	107,756
Deferred revenue	149,476	108,019
Other liabilities	3,815	(7,122)

Net cash provided by operating activities	$1,029,202	$1,028,824

Non-cash activity:
Issuance of stock options exchanged in business combinations	$7,500	$37,360

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$279,093	$293,364	$551,549	$563,198
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes (benefit) of $0, $(8,797), $0 and $(10,716)	12,551	(9,857)	13,339	(14,114)
Changes in market value of derivatives, net of taxes (benefit) of $(3), $259, $(63) and $278	(24)	2,335	(568)	2,535
Changes in market value of investments, net of taxes (benefit) of $(2,512), $8,844, $(2,408) and $395	(11,132)	26,178	(24,587)	(4,689)

Other comprehensive income (loss)	1,395	18,656	(11,816)	(16,268)

Comprehensive income	$280,488	$312,020	$539,733	$546,930

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Company

EMC Corporation (“EMC”) and its subsidiaries develop and deliver open, flexible information infrastructures, offering a wide range of systems, software, services and solutions that help organizations extract greater value from their information and get the most out of their IT assets.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the three and six month periods ended June 30, 2006 and 2005.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will be effective for us beginning in 2007. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.

2.  Business Acquisitions and Goodwill

Definitive Agreement to Acquire RSA Security Inc.

As of June 29, 2006, we entered into a definitive agreement to acquire all of the outstanding capital stock of RSA Security Inc. (“RSA”). Under the terms of the agreement, we will pay $28.00 per share in cash in exchange for each share of RSA for an aggregate purchase price of approximately $2.1 billion, net of RSA’s existing cash balance. RSA provides technologies to secure

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle. With industry-leading authentication, access control, and encryption solutions, RSA helps organizations of all sizes ensure the authenticity and protection of people, information and transactions. The acquisition will add industry-leading identity and access management solutions and encryption and key management software to our product offerings. The acquisition is expected to be completed late in the third quarter or early in the fourth quarter of 2006, subject to customary closing conditions and regulatory approvals.

Acquisitions

In May 2006, we acquired all of the outstanding capital stock of Kashya, Inc. (“Kashya”), a provider of enterprise-class data replication and data protection software. Kashya will allow us to expand our software portfolio for replication across heterogeneous environments.

In May 2006, we acquired all of the outstanding capital stock of Interlink Group, Inc. (“Interlink”), an IT professional services firm that specializes in application development, IT infrastructure, enterprise integration, enterprise content management and customer relationship management for Microsoft environments. The acquisition of Interlink strengthens and expands our growing Microsoft solutions practice.

In June 2006, we acquired all of the outstanding capital stock of nLayers Ltd. (“nLayers”), a leader in application discovery and mapping software. The acquisition further expands our resource management portfolio, enabling automated comprehensive root-cause and impact analysis across all technology domains, including networks, applications and storage.

In June 2006, we acquired the assets of ProActivity Software Solutions Ltd. (“ProActivity”), a provider of content management software for business process management. ProActivity provides tools to monitor, analyze and optimize business processes. The acquisition further expands the EMC Documentum product suite’s process modeling, process execution and process integration capabilities.

In June 2006, our VMware subsidiary acquired all of the outstanding capital stock of Akimbi Systems, Inc. (“Akimbi”), a developer of software that builds upon and leverages virtualization technology to improve the efficiency and effectiveness of enterprise application development operations and the IT organizations that support them. Through the acquisition of Akimbi, we intend to enhance our capabilities for virtualizing information by providing virtualization solutions to the development and test environments.

The aggregate purchase price, net of cash received for these acquisitions was $287.8 million, which consisted of $274.8 million of cash, $7.5 million in fair value of our vested stock options issued in exchange for the acquirees’ stock options and $5.5 million of transaction costs, which primarily consisted of fees paid for legal and financial advisory services.

The following represents the aggregate allocation of the purchase price for the aforementioned companies to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 5.1 years)	$47,747
Customer/service relationships (weighted-average useful life of 6.6 years)	3,200
Tradenames and trademarks (weighted-average useful life of 0.5 years)	26
Non-competition agreements (weighted-average useful life of 3.0 years)	200
Backlog (weighted-average useful life of 2.0 years)	919
Acquired IPR&D	12,410

Total intangible assets	$64,502

The fair value of intangible assets was primarily based upon the income approach. The rates used to discount the net cash flows to their present values for each acquisition were based upon weighted average costs of capital that ranged from 5.3% - 25.0%. The discount rates were determined after consideration of market rates of return on debt and equity capital, the weighted average returns on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired. The total weighted average amortization period for the intangible assets is 5.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the $64.5 million of acquired intangible assets, $12.4 million was allocated to IPR&D which was written off at the respective date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off is included in restructuring and other special charges in our income statement. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 22.0% - 35.0% to value the IPR&D projects acquired.

The combined effect of the above transactions to EMC’s revenue, net income and basic and diluted net income per weighted average share as if the acquisitions occurred on January 1, 2005 is immaterial for the three and six months ended June 30, 2006 and 2005, respectively. As a result, pro forma information for these acquisitions is not presented.

Goodwill recognized in these transactions totaled $234.4 million, of which $6.3 million is deductible for income tax purposes. Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the three and six months ended June 30, 2006 consist of the following (table in thousands):

	EMC Information Storage Products	EMC Multi- Platform Software	EMC Services	VMware	Other Businesses	Total
Balance, April 1, 2006	$552,766	$2,786,528	$20,548	$522,334	$—	$3,882,176
Goodwill acquired	45,482	93,676	18,772	76,504	—	234,434
Tax deduction from exercise of stock options	—	(659)	—	(69)	—	(728)
Finalization of purchase price allocations	—	(13)	(659)	(282)	—	(954)

Balance, June 30, 2006	$598,248	$2,879,532	$38,661	$598,487	$—	$4,114,928

	EMC Information Storage Products	EMC Multi- Platform Software	EMC Services	VMware	Other Businesses	Total
Balance, January 1, 2006	$552,766	$2,789,126	$19,098	$522,517	$—	$3,883,507
Goodwill acquired	45,482	103,432	18,772	76,504	—	244,190
Tax deduction from exercise of stock options	—	(7,792)	—	(225)	—	(8,017)
Finalization of purchase price allocations	—	(5,234)	791	(309)	—	(4,752)

Balance, June 30, 2006	$598,248	$2,879,532	$38,661	$598,487	$—	$4,114,928

3.  Investments

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

Unrealized gains and temporary losses on investments classified as available for sale are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses are reflected in the income statement in investment income. As of June 30, 2006, we had total short and long-term investments of $4.7 billion.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized losses on investments at June 30, 2006 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$1,016,609	$(11,556)	$367,570	$(9,652)	$1,384,179	$(21,208)
U.S. corporate debt securities	571,322	(6,767)	212,675	(5,277)	783,997	(12,044)
Asset and mortgage-backed securities	566,555	(7,492)	391,356	(10,208)	957,911	(17,700)
Bank loans	192,505	(892)	2,193	(23)	194,698	(915)
Municipal obligations	766,601	(8,871)	9,603	(411)	776,204	(9,282)
Foreign debt securities	5,893	(102)	36,629	(605)	42,522	(707)

Total	$3,119,485	$(35,680)	$1,020,026	$(26,176)	$4,139,511	$(61,856)

We evaluate investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses related to bank loans were due to changes in credit spreads. All other gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at June 30, 2006 are temporary. In making this determination, we considered the loss as a percentage of the investments’ cost, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investments to maturity.

4.  Inventories

Inventories consist of (table in thousands):

	June 30, 2006	December 31, 2005
Purchased parts	$72,556	$56,803
Work-in-process	396,717	491,474
Finished goods	294,498	176,474

	$763,771	$724,751

5. Property, Plant and Equipment Property, plant and equipment consists of (table in thousands):
	June 30, 2006	December 31, 2005
Furniture and fixtures	$160,592	$168,495
Equipment	2,489,946	2,249,054
Buildings and improvements	925,356	908,559
Land	108,533	105,906
Building construction in progress	118,251	108,524

	3,802,678	3,540,538
Accumulated depreciation	(1,966,279)	(1,786,503)

	$1,836,399	$1,754,035

Building construction in progress and land owned at June 30, 2006 include $93.1 million and $6.0 million, respectively, of facilities not yet placed in service that we are holding for future use.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2006	December 31, 2005
Salaries and benefits	$486,110	$477,361
Product warranties	235,544	206,608
Restructuring (See Note 10)	106,195	154,613
Other	417,859	441,275

	$1,245,708	$1,279,857

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance, beginning of the period	$234,549	$209,595	$206,608	$180,758
Current year accrual	32,695	35,382	87,643	85,042
Amounts charged to the accrual	(31,700)	(27,185)	(88,707)	(48,008)

Balance, end of the period	$235,544	$217,792	$235,544	$217,792

The current quarter provision includes amounts accrued for systems at the time of shipment, adjustments within the quarter for changes in estimated costs for warranties on systems shipped in the quarter and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components. The provision for the three and six months ended June 30, 2006 includes $1.1 million and $23.1 million respectively associated with stock-based compensation expense as a result of the adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”). Included in the provision for the six months ended June 30, 2006 is $22.0 million which represents the cumulative effect adjustment recorded in connection with the adoption of FAS No. 123R.

7.  Convertible Debt

On April 3, 2006, we redeemed the outstanding $125.0 million 4.5% Senior Convertible Notes due April 1, 2007 (the “Notes”) that we assumed in connection with the acquisition of Documentum in December 2003 for $126.1 million, based on a contractual redemption price of 100.9%.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net income, as reported, basic	$279,093	$293,364	$551,549	$563,198
Adjustment for interest expense on convertible debt, net of taxes	—	643	643	1,286

Net income - diluted	$279,093	$294,007	$552,192	$564,484

Denominator:
Basic weighted average common shares outstanding	2,306,457	2,391,826	2,328,360	2,393,658
Weighted common stock equivalents	35,328	41,477	33,885	40,183
Assumed conversion of convertible debt	—	9,056	9,056	9,056

Diluted weighted average shares outstanding	2,341,785	2,442,359	2,371,301	2,442,897

Options to acquire 194.9 million and 188.6 million shares of our common stock for the three and six months ended June 30, 2006, respectively, and options to acquire 64.1 and 81.8 million shares of our common stock for the three and six months ended June 30, 2005, respectively were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The effect of our senior convertible debt assumed in connection with our acquisition of Documentum on the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2006 and 2005 was calculated using the “if converted” method. We redeemed all of the outstanding senior convertible debt on April 3, 2006. See Note 7 for further information.

9.  Stock-Based Compensation

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

In addition to the 2003 Plan, we have three employee stock option plans (the “1985 Plan”, the “1993 Plan”, and the “2001 Plan”). Under the terms of each of the three plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of our common stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934, not less than par value (which is $0.01 per share), and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.

A total of 748.0 million shares of common stock have been reserved for issuance under the above four plans.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At June 30, 2006, there was an aggregate of approximately 86.1 million shares of common stock available for issuance pursuant to future grants under the 1985 Plan, the 1993 Plan, the 2001 Plan, the 2003 Plan and the Directors Plan.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

We utilize both authorized and unissued shares and treasury shares to satisfy all shares issued under our equity plans. Our Board of Directors has authorized the repurchase of 500.0 million shares of our common stock. For the three and six months ended June 30, 2006, we repurchased 78.3 million and 106.0 million shares of our common stock, respectively. Cumulatively, we have repurchased 238.5 million shares at a cost of $3.1 billion, leaving a remaining balance of 261.5 million shares authorized for future repurchases.

We plan to spend $3.0 billion in 2006 on common stock repurchases and the redemption of the Notes (see Note 7). Through the six months ended June 30, 2006, we have repurchased approximately $1.375 billion of our common stock and redeemed the Notes for $126.1 million.

Employee Stock Purchase Plan

Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. There are 98.0 million shares approved to be issued under the 1989 Plan. For the six months ended June 30, 2006 and 2005, 5.6 million shares and 4.2 million shares, respectively, were purchased under the 1989 Plan at a purchase price per share of $9.32 and $11.65 respectively. Total cash proceeds from the purchase of shares under the 1989 Plan for the six months ended June 30, 2006 and 2005 were $52.6 and $49.2 million, respectively.

Stock Options

The following tables summarize our option activity under all equity plans for the three and six months ended June 30, 2006 and 2005 as follows (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2006	296,250	$17.78
Granted	3,171	13.56
Forfeited	(2,730)	12.69
Expired	(1,519)	33.11
Exercised	(8,938)	7.02

Outstanding, March 31, 2006	286,234	18.04
Options granted relating to business acquisitions	1,190	0.53
Granted	3,028	13.37
Forfeited	(1,907)	12.58
Expired	(1,105)	35.14
Exercised	(2,410)	6.26

Outstanding, June 30, 2006	285,030	$18.00

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2005	275,341	$18.02
Options granted relating to business acquisitions	3,938	5.17
Granted	2,186	12.88
Forfeited	(3,061)	15.70
Expired	(2,004)	37.34
Exercised	(6,281)	5.90

Outstanding, March 31, 2005	270,119	17.96
Granted	1,201	12.72
Forfeited	(1,694)	14.74
Expired	(934)	35.79
Exercised	(7,792)	6.82

Outstanding, June 30, 2005	260,900	$18.26

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $16.2 million and $53.4 million, respectively, and was $78.2 million and $98.1 million for the six months ended June 30, 2006 and 2005, respectively. Cash proceeds from the exercise of stock options were $14.7 million and $53.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively. Cash proceeds from the exercise of stock options were $77.3 million and $87.6 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Income tax benefits realized from the exercise of stock options during the three months ended June 30, 2006 and 2005 were $8.5 million and $16.6 million, respectively, and were $27.3 million and $30.9 million for the six months ended June 30, 2006 and 2005, respectively.

Summarized information about stock options outstanding that are expected to vest and stock options exercisable at June 30, 2006 is as follows (shares and intrinsic values in thousands):

Options Outstanding and Expected to Vest					Options Exercisable
Range of Exercise Price	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$ 0.01-$ 4.12	7,793	4.4	$1.81	$71,384	6,935	4.3	$1.96	$62,484
$ 4.13-$ 9.27	45,139	5.1	6.04	222,535	31,596	4.8	6.27	148,501
$ 9.28-$13.91	118,612	6.6	12.26	3,415	58,498	5.5	12.10	2,662
$13.92-$20.87	52,984	7.5	14.06	—	10,304	4.8	16.92	—
$20.88-$31.31	1,792	2.8	26.69	—	1,792	2.8	26.69	—
$31.32-$46.97	24,612	4.2	35.07	—	24,612	4.2	35.07	—
$46.98-$70.46	5,460	3.7	60.04	—	5,460	3.7	60.04	—
$70.47-$90.00	13,797	4.2	83.36	—	13,797	4.2	83.36	—

	270,189	6.0	$18.04	$297,334	152,994	4.8	$22.76	$213,647

Expected forfeitures	14,841

Total options outstanding	285,030

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on our closing stock price of $10.97 as of June 30, 2006 which would have been received by the option holders had all options been exercised as of that date.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock and Restricted Stock Units

The following tables summarize our restricted stock and restricted stock unit activity for the three and six months ended June 30, 2006 and 2005 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2006	25,291	$13.74
Granted	353	13.43
Vested	(2,853)	12.98
Forfeited	(127)	13.72

Restricted stock and restricted stock units at March 31, 2006	22,664	13.83
Granted	3,681	12.56
Vested	(1,461)	13.37
Forfeited	(69)	13.57

Restricted stock and restricted stock units at June 30, 2006	24,815	$13.71

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2005	6,903	$12.76
Granted	1,488	12.89
Vested	(763)	12.92

Restricted stock and restricted stock units at March 31, 2005	7,628	12.77
Granted	6,943	13.98
Vested	(349)	11.21
Forfeited	(84)	13.00

Restricted stock and restricted stock units at June 30, 2005	14,138	$13.40

The total fair value of restricted stock and restricted stock units that vested during the three and six months ended June 30, 2006 was $19.5 million and $56.6 million, respectively. The total fair value of restricted stock and restricted stock units that vested during the three and six months ended June 30, 2005 was $3.9 million and $13.8 million, respectively.

Our restricted stock awards have various vesting terms, including pro rata vesting over three years, cliff vesting at the end of three or five years from the date of grant with acceleration for achieving specified performance criteria and cliff vesting on various dates contingent on achieving specified performance criteria.

As of June 30, 2006, 24.8 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $340.1 million and a weighted average remaining contractual life of approximately 3.4 years. These shares and units are expected to vest through 2011. Of the total shares of restricted stock and restricted stock units outstanding, 17.9 million shares and units will vest upon fulfilling service conditions. Of this amount, vesting for 15.9 million shares and units will accelerate upon achieving performance conditions. The remaining 6.9 million shares and units will vest only if certain performance conditions are achieved.

Impact of Adopting FAS No. 123R

On January 1, 2006, we adopted FAS No. 123R. The standard requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units and employee stock purchases related to our employee stock

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purchase plan. Additionally, we applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on Share-Based Payment to our adoption of FAS No. 123R. Previously, we elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.

We adopted FAS No. 123R using the modified prospective transition method which requires applying the standard as of January 1, 2006 (“the adoption date”). The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for the three and six months ended June 30, 2006 and future periods will not be comparable to our historical results of operations.

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

The following table summarizes the components of total stock-based compensation expense included in our consolidated income statement for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June, 30 2006			Six Months Ended June 30, 2006
	Stock Options	Restricted Stock	Total Stock- Based Compensation	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product sales	$9,289	$1,507	$10,796	$20,293	$2,671	$23,064
Cost of services	4,936	707	5,643	11,327	1,451	12,778
Research and development	13,839	11,996	25,835	30,724	20,373	51,097
Selling, general and administrative	37,114	18,935	56,049	78,078	37,022	115,100

Stock-based compensation expense before income taxes	65,178	33,145	98,323	140,422	61,517	201,939
Income tax benefit	10,133	9,355	19,488	24,363	17,219	41,582

Total stock-based compensation, net of tax	$55,045	$23,790	$78,835	$116,059	$44,298	$160,357

Stock option expense includes $6.2 million and $13.9 million of expense for the three and six months ended June 30, 2006 associated with our employee stock purchase plan.

In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment of $3.4 million for the six months ended June 30, 2006 to recognize compensation costs recorded in our pro forma equity compensation disclosures that would have been capitalized in our consolidated balance sheet as of January 1, 2006. Additionally, included in the cumulative effect adjustment was the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the net change in amounts capitalized or accrued on the consolidated balance sheet for the three and six months ended June 30, 2006 in the following line items (in thousands):

	Increased (Decreased) during the three months ended June 30, 2006	Increased (Decreased) during the six months ended June 30, 2006
Inventory	$(796)	$2,396
Other assets (capitalized software development costs)	880	15,113
Accrued expenses (accrued warranty expenses)	1,071	23,120

As of June 30, 2006, the total unrecognized after-tax compensation cost for stock options, restricted stock, restricted stock units and options under our employee stock purchase plan was $580.2 million. Approximately 82% of our employees have received grants through these equity compensation programs. This non-cash expense will be recognized through 2011 with a weighted average remaining period of 1.7 years.

As a result of adopting FAS No. 123R, our income before taxes and net income for the three months ended June 30, 2006 were $59.5 million and $51.5 million lower, respectively, and our income before taxes and net income for the six months ended June 30, 2006 were $128.4 million and $108.4 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have each been $0.14 if we had not adopted FAS No. 123R, compared to reported basic and diluted earnings per share which were each $0.12. Basic and diluted earnings per share for the six months ended June 30, 2006 would have each been $0.28 if we had not adopted FAS No. 123R, compared to reported basic and diluted earnings per share of $0.24 and $0.23, respectively.

Prior to the adoption of FAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS No. 123R requires the cash flows resulting from excess tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $9.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted FAS No. 123R.

For the periods prior to 2006, we elected to apply APB No. 25 and related interpretations in accounting for our stock-based compensation plans. The following is a reconciliation of net income per weighted average share had we adopted the fair value recognition provisions of FAS No. 123 for the three and six months ended June 30, 2005 (table in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$293,364	$563,198
Add back: Stock compensation costs, net of tax, on stock-based awards	13,111	22,130
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(99,477)	(196,133)

Incremental stock compensation expense per FAS No. 123, net of taxes	(86,366)	(174,003)

Adjusted net income	$206,998	$389,195

Net income per weighted average share, basic – as reported	$0.12	$0.24

Net income per weighted average share, diluted – as reported	$0.12	$0.23

Adjusted net income per weighted average share, basic	$0.09	$0.16

Adjusted net income per weighted average share, diluted	$0.08	$0.16

The amounts in this table have been adjusted from the amounts reported in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 to be calculated following the same method that has been utilized under FAS No. 123R. The total impact of the change was to increase the incremental stock option expense per FAS No. 123, net of taxes by $1.7 million for the three months ended June 30, 2005 and $4.5 million for the six months ended June 30, 2005.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the 2003 Plan, certain awards granted to an employee who meets the age and/or length of service requirements for “retirement” set forth in the plan generally will continue to vest after such employee’s retirement without additional service, subject to the terms and conditions of the grant document. In connection with the above reconciliation of net income assuming adoption of FAS No. 123, our policy with respect to these awards has been to recognize compensation cost over the stipulated vesting period, which is typically five years. If the employee retires before the end of the vesting period, any remaining unrecognized compensation cost would be recognized at the date of retirement. The SEC has determined that companies that follow this approach should continue to do so for all applicable equity-based awards issued prior to the effective date of FAS No. 123R. These awards should also continue to be accounted for in this manner subsequent to the effective date of FAS No. 123R. The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R, however, should be recognized through the retirement eligibility date. Had we recognized compensation expense over this shorter service period, the increase in stock compensation costs, net of taxes, presented on a pro forma basis under FAS No. 123, would have been $1.4 million and $6.4 million for the three and six months ended June 30, 2005.

The fair value of each option granted during the three and six months ended June 30, 2006 and 2005, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
Stock Options	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Dividend yield	None	None	None	None
Expected volatility	35.0%	45.0%	35.0%	45.0%
Risk-free interest rate	4.97%	3.72%	4.76%	3.77%
Expected life (in years)	4.0	4.0	4.0	4.0
Weighted-average fair value at grant date	$4.67	$5.09	$4.66	$5.11

	For the Three Months Ended		For the Six Months Ended
Employee Stock Purchase Plan	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Dividend yield	None	None	None	None
Expected volatility	26.8%	45.0%	26.8%	45.0%
Risk-free interest rate	4.43%	2.46%	4.43%	2.46%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value at grant date	$3.17	$4.16	$3.17	$4.16

Expected volatilities are based on our historical and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

10.  Restructuring and Other Special Charges

During the three months ended June 30, 2006, we incurred restructuring and other special charges of $12.0 million. This amount included a $12.4 million IPR&D charge related to our acquisitions during this timeframe and a $0.4 million charge associated with vacating leased facilities, partially offset by a net reduction of $0.8 million from our prior restructuring programs.

For the six months ended June 30, 2006, we recorded restructuring and other special charges of $10.8 million. This amount consisted of a $12.4 million IPR&D charge, a $0.4 million charge associated with vacating leased facilities partially offset by a net reduction from our prior restructuring programs of $2.0 million. This reduction was primarily attributable to lower than expected severance payments, partially offset by higher costs associated with vacating leased facilities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the 2006, 2005 and prior restructuring programs for the three and six months ended June 30, 2006 and 2005, respectively, is presented below (tables in thousands):

2006 Restructuring Program

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$427	$(29)	$398

Total	$—	$427	$(29)	$398

Six Months Ended June 30, 2006
Category	Balance as of December 31, 2005	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$427	$(29)	$398

Total	$—	$427	$(29)	$398

The activity for the 2005 and prior restructuring programs for the three and six months ended June 30, 2006 and 2005, respectively, is presented below (tables in thousands):

2005 Restructuring Programs

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$60,772	$(816)	$(15,785)	$44,171
Consolidation of excess facilities	165	—	(31)	134

Total	$60,937	$(816)	$(15,816)	$44,305

Six Months Ended June 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$79,783	$(1,182)	$(34,430)	$44,171
Consolidation of excess facilities	—	240	(106)	134

Total	$79,783	$(942)	$(34,536)	$44,305

Three Months Ended June 30, 2005
Category	Balance as of March 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$2,774	$—	$(628)	$2,146

Total	$2,774	$—	$(628)	$2,146

Six Months Ended June 30, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$—	$3,123	$(977)	$2,146

Total	$—	$3,123	$(977)	$2,146

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2005 restructuring programs included two separate reductions in workforce, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. As of June 30, 2006, we had terminated approximately 625 employees under these restructuring programs.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2004. The activity for these programs for the three and six months ended June 30, 2006 and 2005, respectively, is presented below (tables in thousands):

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$6,463	$(646)	$(1,381)	$4,436
Consolidation of excess facilities	60,658	649	(4,251)	57,056

Total	$67,121	$3	$(5,632)	$61,492

Six Months Ended June 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$9,416	$(1,918)	$(3,062)	$4,436
Consolidation of excess facilities	65,414	853	(9,211)	57,056

Total	$74,830	$(1,065)	$(12,273)	$61,492

Three Months Ended June 30, 2005
Category	Balance as of March 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$18,785	$—	$(2,471)	$16,314
Consolidation of excess facilities	80,948	—	(11,630)	69,318

Total	$99,733	$—	$(14,101)	$85,632

Six Months Ended June 30, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$22,319	$(30)	$(5,975)	$16,314
Consolidation of excess facilities	92,943	(5,225)	(18,400)	69,318

Total	$115,262	$(5,255)	$(24,375)	$85,632

Adjustments to the provision during the three and six months ended June 30, 2006 were primarily attributable to higher costs associated with vacating leased facilities, partially offset by lower than anticipated severance payments. Substantially all employees included in the 2004 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid through 2015.

The adjustment to the provision for the six months ended June 30, 2005 was primarily attributable to lower than expected costs associated with vacating excess facilities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Commitments and Contingencies

Outstanding Purchase Orders

At June 30, 2006, we had outstanding purchase orders aggregating approximately $1.5 billion for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2006, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2006, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

12.  Segment Information

Management has organized the business around our product and service offerings. We operate in the following segments: EMC information storage products, EMC multi-platform software, EMC services, VMware and Other businesses. The corporate reconciling items were added during the three and six months ended June 30, 2006 to capture stock-based compensation expense and acquisition-related intangible asset amortization expense which management does not use in evaluating the performance of its operating segments. The segment information for the three and six months ended June 30, 2005 has been adjusted to conform to the current year presentation. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses or assets to each segment, as management does not use this information to measure the performance of the operating segments.

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

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Other Businesses	Corporate Reconciling Items	Consolidated
For the Three Months Ended
June 30, 2006
Systems revenues	$1,147,892	$3,708	$—	$—	$—	$—	$1,151,600
Software revenues	291,059	277,104	—	113,835	—	—	681,998
Services revenues	—	204,178	490,879	43,657	2,211	—	740,925

Total revenues	1,438,951	484,990	490,879	157,492	2,211	—	2,574,523
Cost of sales	808,174	96,294	250,486	22,164	1,121	38,292	1,216,531

Gross profit	$630,777	$388,696	$240,393	$135,328	$1,090	$(38,292)	$1,357,992

Gross profit percentage	43.8%	80.1%	49.0%	85.9%	49.3%		52.7%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Other Businesses	Corporate Reconciling Items	Consolidated
June 30, 2005
Systems revenues	$1,068,725	$—	$—	$—	$—	$—	$1,068,725
Software revenues	312,827	240,870	—	65,908	—	—	619,605
Services revenues	—	167,396	455,566	25,019	8,504	—	656,485

Total revenues	1,381,552	408,266	455,566	90,927	8,504	—	2,344,815
Cost of sales	757,297	83,140	212,883	11,312	4,244	19,297	1,088,173

Gross profit	$624,255	$325,126	$242,683	$79,615	$4,260	$(19,297)	$1,256,642

Gross profit percentage	45.2%	79.6%	53.3%	87.6%	50.1%		53.6%

For the Six Months Ended
June 30, 2006
Systems revenues	$2,370,516	$8,012	$—	$—	$—	$—	$2,378,528
Software revenues	563,878	534,043	—	205,679	—	—	1,303,600
Services revenues	—	391,350	963,821	82,826	5,085	—	1,443,082

Total revenues	2,934,394	933,405	963,821	288,505	5,085	—	5,125,210
Cost of sales	1,638,832	197,274	475,007	40,487	3,081	79,194	2,443,875

Gross profit	$1,295,562	$736,131	$488,814	$248,018	$2,004	$(79,194)	$2,691,335

Gross profit percentage	44.2%	78.9%	50.7%	86.0%	39.4%		52.5%

June 30, 2005
Systems revenues	$2,094,696	$—	$—	$—	$—	$—	$2,094,696
Software revenues	597,312	488,622	—	128,203	—	—	1,214,137
Services revenues	—	320,969	896,701	42,814	18,629	—	1,279,113

Total revenues	2,692,008	809,591	896,701	171,017	18,629	—	4,587,946
Cost of sales	1,505,564	158,971	423,793	20,036	9,860	38,859	2,157,083

Gross profit	$1,186,444	$650,620	$472,908	$150,981	$8,769	$(38,859)	$2,430,863

Gross profit percentage	44.1%	80.4%	52.7%	88.3%	47.1%		53.0%

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
United States	$1,453,010	$1,333,933	$2,899,381	$2,609,898
Europe, Middle East and Africa	742,846	663,082	1,492,837	1,304,147
Asia Pacific	263,379	257,681	514,737	505,549
Latin America, Mexico and Canada	115,288	90,119	218,255	168,352

Total	$2,574,523	$2,344,815	$5,125,210	$4,587,946

No country other than the United States accounted for 10% or more of revenues during the three or six months ended June 30, 2006 or 2005.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $6,856.7 million at June 30, 2006 and $6,527.8 million at December 31, 2005. No country other than the United States accounted for 10% or more of these assets at June 30, 2006 or at December 31, 2005. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $299.7 million at June 30, 2006 and $271.0 million at December 31, 2005.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and six months ended June 30, 2006 and 2005, sales to Dell Inc. accounted for 14.3% and 11.4%, and 14.1% and 11.0% respectively, of our total revenues. Revenues from Dell Inc. are classified within all segments, except for Other businesses and Corporate reconciling items.

13.  Retirement Plans and Retiree Medical Benefits

401(k) Plan

We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the U.S. Internal Revenue Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contribution amounted to $10.2 million and $9.1 million and $20.3 million and $17.7 million for the three and six months ended June 30, 2006 and 2005, respectively.

Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee’s maximum investment allocation in the EMC stock fund to 30% of their total contribution. Our matching contribution mirrors the investment allocation of the employee’s contribution.

Defined Benefit Pension Plans

We have a noncontributory defined benefit pension plan (the “Pension Plan”) which was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the U.S. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees. All of these plans were frozen in 1999, resulting in employees no longer accruing pension benefits for future services.

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At June 30, 2006, the Pension Plan held $320.3 million of our common stock.

The components of net periodic benefit credit of the Pension Plan are as follows (table in thousands):

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Interest cost	$5,013	$4,774
Expected return on plan assets	(7,425)	(7,064)
Amortization of transition asset	—	(153)
Recognized actuarial loss	2,059	1,659

Net periodic benefit credit	$(353)	$(784)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Interest cost	$10,034	$9,482
Expected return on plan assets	(14,851)	(14,102)
Amortization of transition asset	—	(306)
Recognized actuarial loss	4,035	3,179

Net periodic benefit credit	$(782)	$(1,747)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The components of net periodic benefit cost are as follows (table in thousands):

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Interest cost	$98	$60
Expected return on plan assets	(9)	(7)
Amortization of transition asset	(25)	(25)
Recognized actuarial gain	19	(10)

Net periodic benefit cost	$83	$18

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Interest cost	$196	$120
Expected return on plan assets	(18)	(15)
Amortization of transition asset	(50)	(50)
Recognized actuarial gain	38	(20)

Net periodic benefit cost	$166	$35

14.  Income Taxes

Our effective income tax rate was 14.4% and 19.7% for the three and six months ended June 30, 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other discrete tax items.

For the three and six months ended June 30, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and six months ended June 30, 2006, we recognized tax benefits of $33.3 million and $44.7 million, respectively. The $33.3 million benefit recognized during the second quarter of 2006 resulted primarily from the favorable resolution of certain income tax audits. The benefit recognized during the six months ended June 30, 2006 also includes an $11.4 million benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these benefits were non-deductible IPR&D charges totaling $12.4 million incurred in connection with several acquisitions made during the second quarter of 2006.

Our effective income tax rate was 26.9% for the three months ended June 30, 2005 and 26.2% for the six months ended June 30, 2005. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, for the six months ended June 30, 2005 we recognized a tax benefit of $7.4 million, primarily from a reduction in certain income tax contingencies. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 million incurred in connection with a business acquisition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements do not include the impact of the definitive agreement to acquire all of the outstanding capital stock of RSA Security Inc., which we announced on June 29, 2006, or of any other potential mergers, acquisitions, divestitures or business combinations that may be announced or closed after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ requirements. We have also focused on improving operating margins by increasing gross margins and reducing operating expenses as a percentage of revenues. Our results of operations were impacted by a significant increase in stock-based compensation expense as a result of our adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”) for the first half of 2006, as described further below. We selected the modified prospective transition method, which does not result in the restatement of results from prior periods, and accordingly, our gross and operating margins as a percentage of total revenue declined during the first half of 2006 compared to the first half of 2005. We expect this decline when making year-over-year quarterly comparisons to continue until the first quarter of 2007, when both the 2006 and 2007 results will include the effect of accounting for stock-based compensation under FAS No. 123R. We have increased our overall investment in research and development (“R&D”) from $253.3 and $487.6 for the three and six months ended June 30, 2005, respectively, to $299.4 and $582.9 (which includes incremental stock-based compensation expense of $11.8 and $26.3, respectively) for the three and six months ended June 30, 2006. These R&D expenditures have enabled us to introduce new and enhanced product and service offerings. We have also made acquisitions over the past three years to expand our offerings. We plan to continue to focus our efforts in 2006 on growing revenues and improving our gross and operating margins.

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

Total after-tax stock-based compensation expense, which consists of expense from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $78.8 and $160.3 for the three and six months ended June 30, 2006. For periods prior to our adoption of FAS No. 123R on January 1, 2006, stock-based compensation expense consisted exclusively of expense from restricted stock awards and the amortization of deferred compensation costs associated with stock options issued as consideration in various acquisitions. Accordingly, our financial results for the three and six months ended June 30, 2006 were not prepared on a comparative basis to our financial results for the three and six months ended June 30, 2005. Total after-tax stock-based compensation expense for the three and six months ended June 30, 2005 was $13.1 and $22.1. As of June 30, 2006, the total unrecognized after-tax compensation cost for stock options, restricted stock awards and options under the ESPP was $580.2. Approximately 82% of our employees have received grants through these equity compensation programs. This non-cash expense will be recognized through 2011 over a weighted average remaining period of 1.7 years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the three and six months ended June 30, 2006, our Black-Scholes option model included the following weighted average assumptions for our employee stock options and ESPP:

Three Months Ended June 30, 2006

	Stock Options	ESPP
Dividend yield	None	None
Expected volatility	35.0%	26.8%
Risk-free interest rate	4.97%	4.43%
Expected life (in years)	4.0	0.5
Weighted-average fair value at grant date	$4.67	$3.17

Six Months Ended June 30, 2006

	Stock Options	ESPP
Dividend yield	None	None
Expected volatility	35.0%	26.8%
Risk-free interest rate	4.76%	4.43%
Expected life (in years)	4.0	0.5
Weighted-average fair value at grant date	$4.66	$3.17

To determine an expected volatility assumption required in the Black-Scholes option pricing model, we used a combination of implied volatility for six month and two year traded options on our stock for purposes of our ESPP and stock options, respectively, and our historical stock price volatility. The expected term assumption is based upon actual historical exercises and cancellations of EMC stock options. We are using the same methodology to calculate expected volatility and expected term that was used prior to our adoption of FAS No. 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and ESPP. The dividend yield assumption is based on the history and expectation of dividend payouts. Stock-based compensation expense recognized within a given reporting period is based on awards that are expected to vest in current or future periods. Accordingly, recognized stock-based compensation expense from stock options and the ESPP is reduced for expected forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. See Note 9 to our consolidated financial statements for more information regarding our implementation of FAS No. 123R.

RESULTS OF OPERATIONS

The following table presents certain consolidated income statement information stated as a percentage of total revenues. The consolidated income statement information set forth in this table is not prepared on a comparative basis due to our adoption of FAS No. 123R. As previously noted, incremental stock-based compensation expense associated with FAS No. 123R is included in the consolidated income statement information for the three and six months ended June 30, 2006, but is excluded from the consolidated income statement information for the three and six months ended June 30, 2005.

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Total revenue	100.0%	100.0%
Cost of sales	47.3	46.4

Gross margin	52.7	53.6
Research and development	11.6	10.8
Selling, general and administrative	30.4	27.4
Restructuring and other special charges	0.5	—

Operating income	10.3	15.4
Investment income, interest expense and other income/expense, net	2.4	1.7

Income before taxes	12.7	17.1
Income tax provision	1.8	4.6

Net income	10.8%	12.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Total revenue	100.0%	100.0%
Cost of sales	47.5	47.0

Gross margin	52.5	53.0
Research and development	11.4	10.6
Selling, general and administrative	29.9	27.4
Restructuring and other special charges	0.2	—

Operating income	11.1	14.9
Investment income, interest expense and other income/expense, net	2.4	1.7

Income before taxes	13.5	16.6
Income tax provision	2.6	4.4

Net income	10.8%	12.3%

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
EMC information storage products	$1,439.0	$1,381.6	$57.4	4.2%
EMC multi-platform software	485.0	408.3	76.7	18.8
EMC services	490.9	455.6	35.3	7.7
VMware	157.5	90.9	66.6	73.3
Other businesses	2.2	8.5	(6.3)	(74.1)

Total revenues	$2,574.5	$2,344.8	$229.7	9.8%

	For the Six Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
EMC information storage products	$2,934.4	$2,692.0	$242.4	9.0%
EMC multi-platform software	933.4	809.6	123.8	15.3
EMC services	963.8	896.7	67.1	7.5
VMware	288.5	171.0	117.5	68.7
Other businesses	5.1	18.6	(13.5)	(72.6)

Total revenues	$5,125.2	$4,587.9	$537.3	11.7%

We provide a variety of systems, software and services to help our customers extract greater value from their information and get the most out of their IT assets. In any particular period, customer demands will vary for their particular solution requirements which will cause changes in the amount of systems, software and services we sell. Accordingly, there can be changes in the mix of revenues from period to period reflecting customer demand.

The EMC information storage products segment revenues include information storage systems and platform-based software revenues. Information storage systems revenues were $1,147.9 and $1,068.7 for the second quarters of 2006 and 2005, respectively, representing an increase of 7.4% and were $2,370.5 and $2,094.7 for the first six months of 2006 and 2005, respectively, representing an increase of 13.2%. The increase for both periods was due to greater demand for these products attributable to wider acceptance of information lifecycle management-based solutions, a broadened product portfolio and increased demand for IT infrastructure. The percentage increase in information storage systems revenues was lower for the second quarter of 2006 due to the timing of orders and mix of orders received. The magnitude of orders we received towards the end of the second quarter of 2006 for our information storage systems impacted our ability to fulfill all the orders before the end of the quarter. Additionally, the mix of high-end storage product line sales orders received near the end of the second quarter of 2006 shifted more

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

towards our newest generation product line compared to our prior generation product line than we originally anticipated, and as a result, we did not have the appropriate mix of inventory on hand to fill all such sales orders. Platform-based software revenues were $291.1 and $312.8 for the second quarters of 2006 and 2005, respectively, representing a decrease of 7.0% and were $563.9 and $597.3 for the first six months of 2006 and 2005, respectively, representing a decrease of 5.6%. Platform-based software revenues consist of revenues from software whose operation generally controls and enables functions that take place within an EMC storage system. The decrease in platform-based software revenues for both the three and six months ended June 30, 2006 was attributable to a change in the mix of mid-range information storage systems sold resulting in more units with lower software content. Additionally, a greater portion of the high-end information storage systems sold during the three and six months ended June 30, 2006 compared to the same periods in 2005 were sold to consolidate customers’ information storage systems. We generally realize a lower level of platform software revenue on sales to customers who have previously licensed our platform software.

The EMC multi-platform software segment revenues include software license, software maintenance, other services revenues and systems revenues. Software licenses revenues were $277.1 and $240.9 for the second quarters of 2006 and 2005, respectively, representing an increase of 15.0% and were $534.0 and $488.6 for the first six months of 2006 and 2005, respectively, representing an increase of 9.3%. Software license revenue for the three months ended June 30, 2006 increased due to higher demand for content management and backup and archive software. Software license revenue for the six months ended June 30, 2006 increased due to higher demand for content management software, partially offset by lower demand for resource management software and backup and archive software. Software maintenance and other services revenues were $204.2 and $167.4 for the second quarters of 2006 and 2005, respectively, representing an increase of 22.0% and were $391.4 and $321.0 for the first six months of 2006 and 2005, respectively, representing an increase of 21.9%. The increase in software maintenance and other services revenues for the three and six months ended June 30, 2006 was primarily attributable to higher software maintenance revenues.

The EMC services segment revenues include platform-based software and hardware maintenance and professional services revenues. EMC services revenues increased in both the three and six months ended June 30, 2006 compared to the same periods in 2005 due to greater demand for our platform-based software maintenance contracts. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the increase.

The VMware segment revenues include software license, software maintenance and other services revenues. Software license revenues were $113.8 and $65.9 for the second quarters of 2006 and 2005, respectively, representing an increase of 72.7% and were $205.7 and $128.2 for the first six months of 2006 and 2005, respectively, representing an increase of 60.4%. The revenue increase for both the three and six months ended June 30, 2006 was attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. Software maintenance and services revenues were $43.7 and $25.0 for the second quarters of 2006 and 2005, respectively, representing an increase of 74.5% and were $82.8 and $42.8 for the first six months of 2006 and 2005, respectively, representing an increase of 93.5%. The revenue increase was primarily due to higher software maintenance revenues associated with the growth in sales of virtualization software product offerings.

The Other businesses segment revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years, as we have discontinued selling AViiON servers.

Revenues by geography were as follows:

	For the Three Months Ended
	June 30, 2006	June 30, 2005	% Change
United States	$1,453.0	$1,333.9	8.9%
Europe, Middle East and Africa	742.8	663.1	12.0
Asia Pacific	263.4	257.7	2.2
Latin America, Mexico and Canada	115.3	90.1	28.0

	For the Six Months Ended
	June 30, 2006	June 30, 2005	% Change
United States	$2,899.4	$2,609.9	11.1%
Europe, Middle East and Africa	1,492.8	1,304.1	14.5
Asia Pacific	514.7	505.5	1.8
Latin America, Mexico and Canada	218.3	168.4	29.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Revenue increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 in all of our markets due to greater demand for our products and services. The lower growth rate in the Asia Pacific markets for both periods was primarily attributable to lower levels of demand in Japan. Changes in exchange rates adversely impacted revenue growth by 1.1% and 1.6% for the three and six months ended June 30, 2006, respectively. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

Costs and Expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
Cost of revenue:
EMC information storage products	$808.2	$757.3	$50.9	6.7%
EMC multi-platform software	96.3	83.1	13.2	15.9
EMC services	250.5	212.9	37.6	17.7
VMware	22.2	11.3	10.9	96.4
Other businesses	1.1	4.2	(3.1)	(73.8)
Corporate reconciling items	38.2	19.3	18.9	97.9

Total cost of revenue	1,216.5	1,088.2	128.3	15.9

Gross margins:
EMC information storage products	630.8	624.3	6.5	1.0
EMC multi-platform software	388.7	325.2	63.5	19.5
EMC services	240.4	242.7	(2.3)	(0.9)
VMware	135.3	79.6	55.7	70.0
Other businesses	1.0	4.3	(3.3)	(76.7)
Corporate reconciling items	(38.2)	(19.3)	(18.9)	(97.9)

Total gross margin	1,358.0	1,256.8	101.2	8.1
Operating expenses:
Research and development	299.4	253.3	46.1	18.2
Selling, general and administrative	782.1	642.7	139.4	21.7
Restructuring and other special charges	12.0	—	12.0	100.0

Total operating expenses	1,093.5	896.0	197.5	22.0

Operating income	264.5	360.6	(96.1)	(26.7)
Investment income, interest expense and other expenses, net	61.6	40.4	21.2	52.5

Income before income taxes	326.1	401.1	(75.0)	(18.7)
Provision for income taxes	47.0	107.7	(60.7)	(56.4)
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$279.1	$293.4	$(14.3)	(4.9)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
Cost of revenue:
EMC information storage products	$1,638.8	$1,505.6	$133.2	8.8%
EMC multi-platform software	197.3	159.0	38.3	24.1
EMC services	475.0	423.8	51.2	12.1
VMware	40.5	20.0	20.5	102.5
Other businesses	3.1	9.9	(6.8)	(68.7)
Corporate reconciling items	79.2	38.9	40.3	103.6

Total cost of revenue	2,433.9	2,157.1	276.8	12.8

Gross margins:
EMC information storage products	1,295.6	1,186.4	109.2	9.2
EMC multi-platform software	736.1	650.6	85.5	13.1
EMC services	488.8	472.9	15.9	3.4
VMware	248.0	151.0	97.0	64.2
Other businesses	2.0	8.8	(6.8)	(77.3)
Corporate reconciling items	(79.2)	(38.9)	(40.3)	(103.6)

Total gross margin	2,691.3	2,430.9	260.4	10.7
Operating expenses:
Research and development	582.9	487.6	95.3	19.5
Selling, general and administrative	1,530.2	1,258.4	271.8	21.6
Restructuring and other special charges	10.8	1.0	9.8	980.0

Total operating expenses	2,123.9	1,747.0	376.9	21.6

Operating income	567.3	683.9	(116.6)	(17.0)
Investment income, interest expense and other expenses, net	124.1	79.1	45.0	56.9

Income before income taxes	691.4	763.0	(71.6)	(9.4)
Provision for income taxes	136.5	199.8	(63.3)	(31.7)
Cumulative effect of a change in accounting principle	(3.4)	—	(3.4)	100.0

Net income	$551.5	$563.2	$11.7	(2.1)%

Gross Margins

Our overall gross margin percentages were 52.7% and 53.6% for the second quarters of 2006 and 2005, respectively. Incremental stock-based compensation expense recognized within cost of product sales and cost of services as a result of adopting FAS No. 123R was $13.7 for the second quarter of 2006, negatively impacting our overall gross margin by 0.6%. Additionally, our overall gross margin was negatively impacted by 0.2% from increases in intangible amortization expense associated with acquisitions that occurred over the past year. Our overall gross margin percentages were 52.5% and 53.0% for the first six months of June 30, 2006 and 2005, respectively. Incremental stock-based compensation expense recognized within cost of product sales and cost of services as a result of adopting FAS No. 123R was $30.5 for the six months ended June 30, 2006, negatively impacting our overall gross margin by 0.6%. Other than the impact of adopting FAS No. 123R, our gross margins remained relatively consistent between periods.

For reporting purposes, stock-based compensation is recognized as a corporate expense and is not allocated among our various operating segments. The corporate reconciling items were added during the three and six months ended June 30, 2006 to capture stock-based compensation and acquisition-related intangible asset amortization expenses which management does not use in evaluating the performance of its operating segments. As a result, the information provided for our gross margins by individual segment was prepared on a comparable basis for the three and six months ended June 30, 2006 and 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The gross margin percentages for the EMC information storage products segment were 43.8% and 45.2% for the second quarters of 2006 and 2005, respectively. The primary factor contributing to the decline in the gross margin percentage was a decline in software license revenues, which decreased as a percentage of total segment revenues from 22.6% during the second quarter of 2005 to 20.2% during the second quarter of 2006. Software license revenues generally provide a higher gross margin percentage than systems revenues. The gross margin percentages for the EMC information storage products segment remained relatively constant at 44.2% and 44.1% for the first six months of 2006 and 2005, respectively.

The gross margin percentages for the EMC multi-platform software segment were 80.1% and 79.6% for the second quarters of 2006 and 2005, respectively. The increase in gross margin percentage was primarily due to our ability to grow revenues while controlling our operating cost structure. This favorable impact was partially offset by a reduction in the mix of software license revenues as a percentage of total segment revenues, from 59.0% during the second quarter of 2005 to 57.1% for the corresponding period in 2006. Software license revenues generally provide a higher gross margin percentage than services revenues. The gross margin percentages for the EMC multi-platform software segment were 78.9% and 80.4% for the first six months of 2006 and 2005, respectively. The decrease in gross margin percentage was primarily attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined from 60.4% during the first six months of 2005 to 57.2% for the corresponding period in 2006.

The gross margin percentages for the EMC services segment were 49.0% and 53.3% for the second quarters of 2006 and 2005, respectively, and were 50.7% and 52.7% for the first six months of 2006 and 2005, respectively. The decrease in gross margin percentages for both periods was primarily attributable to lower margins generated on both our maintenance and professional services businesses resulting from increased labor costs.

The gross margin percentages for the VMware segment were 85.9% and 87.6% for the second quarters of 2006 and 2005, respectively, and were 86.0% and 88.3% for the first six months of 2006 and 2005, respectively. The decrease in gross margin percentage for both periods was primarily attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined from 72.5% and 75.0% for the three and six months ended June 30, 2005, respectively, to 72.3% and 71.3% for the corresponding periods in 2006. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for our Other businesses segment were 49.3% and 50.1% for the second quarters of 2006 and 2005, respectively and were 39.4% and 47.1% for the first six months of 2006 and 2005, respectively. The decrease in the gross margin percentages for both periods resulted from declining revenues in this segment as the volume of AViiON maintenance contracts decreased as a result of our decision to discontinue selling this product.

The corporate reconciling items include stock-based compensation expense and acquisition-related intangible asset amortization expense. These amounts increased from $19.3 and $38.9 for the three and six months ended June 30, 2005, respectively to $38.3 and $79.2 for the corresponding periods in 2006. Acquisition-related intangible asset amortization expense was $17.9 and $36.4 for the three and six months ended June 30, 2005, respectively, compared to $21.9 and $43.4 for the three and six months ended June 30, 2006, respectively. The increase in both periods was due to additional acquisitions which were consummated subsequent to June 30, 2005. Stock-based compensation expense was $1.4 and $2.5 during the three and six months ended June 30, 2005, respectively, compared to $16.4 and $35.8 during the three and six months ended June 30, 2006, respectively. The stock-based compensation expense increase in both periods was due to incremental expense incurred as a result of the adoption of FAS No. 123R.

Research and Development

As a percentage of revenues, R&D expenses were 11.6% and 10.8% for the second quarters of 2006 and 2005, respectively, and were 11.4% and 10.6% for the first six months of 2006 and 2005 respectively. In addition, we incurred $43.2 and $40.4 during the second quarters of 2006 and 2005, respectively, and $96.1 and $82.5 during the first six months of 2006 and 2005, respectively, on software development costs which were capitalized. Incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R was $11.8 and $26.3 for the three and six months ended June 30, 2006, respectively, negatively impacting R&D as a percentage of revenue by 0.4% and 0.6%, respectively. R&D spending includes research and development on new product offerings and enhancements to our software and information storage systems. In addition to incremental stock-based

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

compensation expense, the remaining increase in R&D expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 consisted of increased investments to support new product development.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 30.4% and 27.4% for the second quarters of 2006 and 2005, respectively, and were 29.9% and 27.4% for the first six months of 2006 and 2005, respectively. Incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R was $34.0 and $71.7 for the three and six months ended June 30, 2006, respectively, negatively impacting SG&A as a percentage of revenues by 1.3% and 1.4%, respectively. In addition to incremental stock-based compensation expense, the majority of the increase in SG&A expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 consisted of increases to support our newly acquired higher growth businesses. Incremental SG&A expenses for the quarter ended June 30, 2006 over the quarter ended June 30, 2005 were $32.0 for VMware, $16.8 for our content management business and $23.1 for other newly acquired businesses. Incremental SG&A expenses for the six months ended June 30, 2006 over the six months ended June 30, 2005 were $54.8 for VMware, $29.4 for our content management business and $43.1 for other newly acquired businesses. The expense increases were primarily incremental selling costs and salaries and benefits associated with personnel for these businesses.

Restructuring and Other Special Charges

During the three months ended June 30, 2006, we incurred restructuring and other special charges of $12.0. This amount included a $12.4 IPR&D charge related to our acquisitions during this timeframe and a $0.4 charge associated with vacating leased facilities, partially offset by a net reduction of $0.8 from our prior restructuring programs.

For the six months ended June 30, 2006, we recorded restructuring and other special charges of $10.8. This amount consisted of a $12.4 IPR&D charge, a $0.4 charge associated with vacating leased facilities, partially offset by a net reduction from our prior restructuring programs of $2.0. This reduction was primarily attributable to lower than expected severance payments, partially offset by higher costs associated with vacating leased facilities.

The activity for the 2006, 2005 and prior restructuring programs for the three and six months ended June 30, 2006 and 2005, respectively, is presented below:

2006 Restructuring Program

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$0.4	$—	$0.4

Total	$—	$0.4	$—	$0.4

Six Months Ended June 30, 2006
Category	Balance as of December 31, 2005	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$0.4	$—	$0.4

Total	$—	$0.4	$—	$0.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

2005 Restructuring Programs

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$60.8	$(0.8)	$(15.8)	$44.2
Consolidation of excess facilities	0.1	—	—	0.1

Total	$60.9	$(0.8)	$(15.8)	$44.3

Six Months Ended June 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$79.8	$(1.2)	$(34.4)	$44.2
Consolidation of excess facilities	—	0.2	(0.1)	0.1

Total	$79.8	$(0.9)	$(34.5)	$44.3

Three Months Ended June 30, 2005
Category	Balance as of March 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$2.8	$—	$(0.7)	$2.1

Total	$2.8	$—	$(0.7)	$2.1

Six Months Ended June 30, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$—	$3.1	$(1.0)	$2.1

Total	$—	$3.1	$(1.0)	$2.1

The 2005 restructuring programs included two separate reductions in workforce, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. As of June 30, 2006, we had terminated approximately 625 employees under these restructuring programs.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2004. The activity for these programs for the three and six months ended June 30, 2006 and 2005, respectively, is presented below:

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$6.5	$(0.6)	$(1.4)	$4.5
Consolidation of excess facilities	60.6	0.6	(4.2)	57.0

Total	$67.1	$—	$(5.6)	$61.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Six Months Ended June 30, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$9.4	$(1.9)	$(3.1)	$4.5
Consolidation of excess facilities	65.4	0.8	(9.2)	57.0

Total	$74.8	$(1.0)	$(12.3)	$61.5

Three Months Ended June 30, 2005
Category	Balance as of March 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$18.8	$—	$(2.5)	$16.3
Consolidation of excess facilities	80.9	—	(11.6)	69.3

Total	$99.7	$—	$(14.1)	$85.6

Six Months Ended June 30, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of June 30, 2005
Workforce reductions	$22.3	$—	$(6.0)	$16.3
Consolidation of excess facilities	92.9	(5.2)	(18.4)	69.3

Total	$115.3	$(5.2)	$(24.4)	$85.6

Adjustments to the provision during the three and six months ended June 30, 2006 were primarily attributable to higher costs associated with vacating leased facilities, partially offset by lower than anticipated severance payments. Substantially all employees included in the 2004 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid through 2015.

The adjustment to the provision for the six months ended June 30, 2005 was primarily attributable to lower than expected costs associated with vacating excess facilities.

Investment Income

Investment income was $61.7 and $43.5 for the second quarters of 2006 and 2005, respectively, and was $123.5 and $86.5 for the first six months of 2006 and 2005, respectively. Investment income was earned primarily from investments in cash and cash equivalents and short and long-term investments. Investment income increased during the three and six months ended June 30, 2006 compared to the same periods in 2005 due primarily to greater yields on investments and, to a lesser extent, decreased realized losses on investments. The increase in investment income for the six months ended June 30, 2006 compared to the same period in 2005 was partially offset by lower average outstanding cash and investment balances, primarily due to a significant increase in repurchases of our common stock in the open market. The weighted average return on investments, excluding realized gains, was 4.3% and 3.3% for the second quarters of 2006 and 2005, respectively and was 4.1% and 3.2% for the first six months of 2006 and 2005, respectively. Realized losses were $8.0 and $16.2 for the second quarters of 2006 and 2005, respectively, and were $14.9 and $26.6 for the first six months of 2006 and 2005, respectively.

Other Income (Expense), Net

Other income (expense), net was $0.5 and $(1.1) for the second quarters of 2006 and 2005, respectively, and was $3.2 and $(3.4) for the first six months of 2006 and 2005, respectively. The increase in other income for both periods was primarily attributable to a decrease in foreign currency transaction losses during the three and six months ended June 30, 2006 compared to the same periods in 2005. Additionally, other income for the six months ended June 30, 2006 compared to the same period in 2005 was favorably impacted by higher gains from the sales of strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Provision for Income Taxes

Our effective income tax rate was 14.4% and 19.7% for the three and six months ended June 30, 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other discrete tax items.

For the three and six months ended June 30, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and six months ended June 30, 2006, we recognized tax benefits of $33.3 and $44.7, respectively. The $33.3 benefit recognized during the second quarter of 2006 resulted primarily from the favorable resolution of certain income tax audits. The benefit recognized during the six months ended June 30, 2006 also includes an $11.4 benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these benefits were non-deductible IPR&D charges totaling $12.4 incurred in connection with several acquisitions made during the second quarter of 2006.

Our effective income tax rate was 26.9% for the three months ended June 30, 2005 and 26.2% for the six months ended June 30, 2005. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, for the six months ended June 30, 2005 we recognized a tax benefit of $7.4, primarily from a reduction in certain income tax contingencies. Partially offsetting this benefit was a non-deductible IPR&D charge of $3.1 incurred in connection with a business acquisition. We expect our income tax rate for the remainder of 2006 to be approximately 26%, however the rate is subject to change based on the percent of our income derived in different countries and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.

Financial Condition

Cash provided by operating activities was $1,029.2 and $1,028.8 for the six months ended June 30, 2006 and 2005, respectively. Cash received from customers was $5,423.0 and $4,722.5 for the six months ended June 30, 2006 and 2005, respectively. The increase was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $4,124.7 and $3,761.9 for the six months ended June 30, 2006 and 2005, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 28,400 and 24,600 at June 30, 2006 and 2005, respectively. The majority of the headcount increase was due to the general growth of the business, as well as the acquisitions consummated subsequent to June 30, 2005. Greater levels of inventory purchases resulting from the introduction of next generation storage systems also contributed to the increased amounts of payments to suppliers. Inventory increased from $724.8 at December 31, 2005 to $763.8 at June 30, 2006. The increase was primarily attributable to higher inventory levels for new products to support our product transitions. Cash received from dividends and interest was $134.9 and $111.1 for the six months ended June 30, 2006 and 2005, respectively. The improvement was due to higher rates of return received on our cash, cash equivalents and short and long-term investments. For the six months ended June 30, 2006 and 2005, we paid $401.4 and $37.7, respectively, in income taxes. The payments for both periods represent our net payouts of international, federal and state income tax liabilities, primarily associated with the remainder of income taxes due for taxable income earned in fiscal years 2005 and 2004, respectively, and estimated tax payments associated with taxable income earned during the six months ended June 30, 2006 and 2005, respectively. Our tax payments for the six months ended June 30, 2006 were higher compared to the six months ended June 30, 2005 due to a combination of higher pre-tax income and a reduction in the amount of net operating losses available to reduce our taxable income.

Cash used for investing activities was $456.8 and $485.4 for the six months ended June 30, 2006 and 2005, respectively. Cash paid for business acquisitions, net of cash acquired for the six months ended June 30, 2006 was $296.7 compared to $262.1 for the six months ended June 30, 2005. Capital additions were $316.1 and $253.6 for the six months ended June 30, 2006 and 2005, respectively. The increase in capital spending during the first six months of 2006 compared to the same period in 2005 was attributable to various IT initiatives to further integrate our acquisitions, to enable us to more effectively service our growing customer base and implement new infrastructure to support the overall growth of the business. Capitalized software development costs were $96.1 and $82.5 for the first six months of 2006 and 2005, respectively. Net purchases and maturities of investments were $266.1 and $115.0 for the three months ended June 30, 2006 and 2005, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

As of June 29, 2006, we entered into a definitive agreement to acquire all of the outstanding capital stock of RSA Security Inc. (“RSA”). Under the terms of the agreement, we will pay $28.00 per share in cash in exchange for each share of RSA for an aggregate purchase price of approximately $2.1 billion, net of RSA’s existing cash balance. The acquisition is expected to be completed late in the third quarter or early in the fourth quarter of 2006, subject to customary closing conditions and regulatory approvals.

Cash used for financing activities was $1,363.3 and $134.0 for the six months ended June 30, 2006 and 2005, respectively. Our principal financing activity has been the repurchase of our common stock in the open market. Our Board of Directors has authorized the repurchase of 500.0 million shares of our common stock. For the six months ended June 30, 2006, we repurchased 106.0 million shares of our common stock. Cumulatively, we have repurchased 238.5 million shares at a total cost of $3,100.0. We spent $1,375.6 and $270.9 on such repurchases during the six months ended June 30, 2006 and 2005, respectively. Total payments of long-term and short-term obligations for the six months ended June 30, 2006 were $127.4, which consisted primarily of $126.1 to redeem the outstanding principal balance of our $125.0 4.5% Senior Convertible Notes due April 1, 2007 (“the Notes”). We plan to spend $3,000.0 in 2006 on common stock repurchases and the redemption of the Notes. We generated $129.9 and $136.8 during the six months ended June 30 2006 and 2005, respectively, from the exercise of stock options.

Depreciation and amortization expense was $364.6 and $316.6 for the first six months of 2006 and 2005, respectively. The increase in depreciation and amortization expense was primarily attributable to intangible amortization expense associated with the acquisitions consummated after June 30, 2005. Higher amortization expense associated with a growth in capitalized software development costs also contributed to the increase. Lastly, a general growth in our property, plant and equipment balances resulted in greater depreciation expense.

Cash and cash equivalents and short and long-term investments were $6,285.0 and $7,355.5 at June 30, 2006 and December 31, 2005, respectively. We invest our excess cash in U.S. government and agency obligations, U.S. corporate debt securities, asset and mortgage-backed securities, bank loans, auction rate securities and foreign debt securities. At June 30, 2006, the fair value of our short and long-term investments was $4,724.7 compared to an amortized cost basis of $4,784.9. Included in our portfolio are securities where the amortized cost basis exceeded the fair value by $61.9. Management regularly reviews the portfolio to evaluate whether any impairments are other-than-temporary. Management considers the type of securities held, market conditions, the length of the impairment, magnitude of the impairment and ability to hold the investment to maturity to make its evaluation. As of June 30, 2006, management did not consider any impairments to be other-than-temporary.

We have a credit line of $50.0 in the United States. At June 30, 2006, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2006, we were in compliance with the covenants.

We derive revenues from both selling and leasing our products. We customarily sell the notes receivable resulting from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds to be generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next 12 months.

To date, inflation has not had a material impact on our financial results.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will be effective for us beginning in 2007. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2006, we implemented modifications to our customer order process within our Enterprise Resource Planning system. The modifications enable orders that have been separately processed by certain of the businesses that EMC has acquired to be processed on the same system as EMC’s traditional orders. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

•	the effect of the acquisition on our financial and strategic position and reputation

•	the failure of an acquired business to further our strategies

•	the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies and other synergies

•	the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies’ sites

•	the assumption of liabilities of the acquired business, including litigation-related liability

•	the potential impairment of acquired assets

•	the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners

•	the diversion of our management’s attention from other business concerns

•	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers

•	the potential loss of key employees of the acquired company

•	the potential incompatibility of business cultures

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

From time to time, the Financial Standards Accounting Board (“FASB”) promulgates new accounting principles that are applicable to us. In the first quarter of 2006, we adopted FAS No. 123R. This standard requires us to expense the fair value of stock options issued to employees in our basic financial statements. This has adversely affected our results of operations. We currently estimate that the standard will adversely impact earnings for 2006 by approximately $0.09 per diluted share. The FASB has proposed or promulgated other standards, including modifying the accounting for income taxes, accounting for business combinations and fair value measurements. These proposed standards or other proposals could have a material adverse impact on our results of operations or financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended June 30, 2006, Dell Inc., one of our channel partners, accounted for 14% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate or if the financial condition of our channel partners were to weaken. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2006

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	13,787,170		$13.61	13,781,348	339,793,647
May 1, 2006 – May 31, 2006	40,209,500		$12.98	40,204,457	299,589,190
June 1, 2006 – June 30, 2006	24,260,055		$11.96	23,765,460	275,823,730

Total	78,256,725	(2)	$12.77	77,751,265	275,823,730

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to previously announced authorizations by our Board of Directors in October 2002 and April 2006 to repurchase 500.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 505,460 shares withheld from employees for the payment of taxes.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EMC’s Annual Meeting of Shareholders was held on May 4, 2006. There was no solicitation in opposition to management’s nominees as listed in EMC’s proxy statement, and all such nominees were elected as Class I directors for a three-year term. The shareholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2006. The shareholders voted on four shareholder proposals, which related to election of directors by majority vote, pay-for-superior-performance, annual elections of directors and EMC’s Audit Committee, each described in EMC’s Proxy Statement. The results of the votes for each of these proposals were as follows:

1.	Election of Class I Directors:

	For	Withheld
Gail Deegan	1,935,908,424	104,013,453
Olli-Pekka Kallasvuo	1,989,079,456	50,842,421
Windle B. Priem	1,907,443,066	132,478,811
Alfred M. Zeien	1,918,014,427	121,907,450

The following directors continued in office after the Annual Meeting of Shareholders: Michael W. Brown, Michael J. Cronin, John R. Egan, W. Paul Fitzgerald, David N. Strohm and Joseph M. Tucci.

2.	Ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2006:

For:	1,984,075,473
Against:	41,375,791
Abstain:	14,470,613
Broker Non-Vote:	0

3.	Shareholder proposal relating to election of directors by majority vote:

For:	846,290,093
Against:	714,713,021
Abstain:	19,754,561
Broker Non-Vote:	459,164,202

4.	Shareholder proposal relating to pay-for-superior-performance:

For:	762,762,155
Against:	799,456,965
Abstain:	18,538,555
Broker Non-Vote:	459,164,202

5.	Shareholder proposal relating to annual elections of directors:

For:	1,316,429,193
Against:	246,851,215
Abstain:	17,477,267
Broker Non-Vote:	459,164,202

6.	Shareholder proposal relating to EMC’s Audit Committee:

For:	426,364,644
Against:	1,133,580,222
Abstain:	20,812,809
Broker Non-Vote:	459,164,202

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

(a) Exhibits

See index to Exhibits on page 47 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 4, 2006	By:	/S/ WILLIAM J. TEUBER, JR.
William J. Teuber, Jr.
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (1)
10.1	Agreement and Plan of Merger among EMC Corporation, Entrust Merger Corporation and RSA Security Inc. (filed herewith).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 6, 2006 (No. 33-03656).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).