Form 10-Q/A
period 2006-06-30
EMC CORP
filed 2006-08-10
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Amendment No. 1 to the Quarterly Report on Form 10-Q for the

Quarterly Period Ended June 30, 2006

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on August 4, 2006, to correct the following typographical errors: p. 12 – Amounts charged to the accrual for the Six Months Ended June 30, 2006 should read (58,707), p. 14 – end of last sentence under Employee Stock Purchase Plan should read “$52.6 million and $49.2 million, respectively,” p. 17 – Total Stock-Based Compensation for the Six Months Ended June 30, 2006 in Cost of product sales should read 22,964, p. 23 – Consolidated Cost of Sales for the Six Months Ended June 30, 2006 should read 2,433,875, p. 24 – last sentence in the third paragraph under Defined Benefit Pension Plans should read “At June 30, 2006, the Pension Plan held $0.3 million of our common stock,” p. 30 – % Change for the Three Months Ended June 30, 2006 and June 30, 2005 for the Total cost of revenue should read 11.8, p. 31 – $ Change for the Six Months Ended June 30, 2006 and June 30, 2005 for Net income should read $(11.7), p. 36 – the next to last sentence in the second paragraph under Financial Condition should read “Net purchases and maturities of investments were $266.1 and $115.0 for the six months ended June 30, 2006 and 2005, respectively” and p. 37 – next to last sentence in the first paragraph should read “Under the terms of the agreement, we will pay $28.00 per share in cash in exchange for each share of RSA for an aggregate purchase price of approximately $2,100.0, net of RSA’s existing cash balance.” In addition, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have adjusted various numbers due to rounding and clarified in two instances that a period over period percentage change was not measurable.

Other than the changes referred to above, all other information in our Form 10-Q described above remains unchanged. This amendment does not reflect events occurring after the original filing of such Form 10-Q and does not modify or update the disclosures in any way other than to correct the typographical errors described above.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance, beginning of the period	$234,549	$209,595	$206,608	$180,758
Current year accrual	32,695	35,382	87,643	85,042
Amounts charged to the accrual	(31,700)	(27,185)	(58,707)	(48,008)

Balance, end of the period	$235,544	$217,792	$235,544	$217,792

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

Employee Stock Purchase Plan

Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. There are 98.0 million shares approved to be issued under the 1989 Plan. For the six months ended June 30, 2006 and 2005, 5.6 million shares and 4.2 million shares, respectively, were purchased under the 1989 Plan at a purchase price per share of $9.32 and $11.65 respectively. Total cash proceeds from the purchase of shares under the 1989 Plan for the six months ended June 30, 2006 and 2005 were $52.6 million and $49.2 million, respectively.

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

The following table summarizes the components of total stock-based compensation expense included in our consolidated income statement for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June, 30 2006			Six Months Ended June 30, 2006
	Stock Options	Restricted Stock	Total Stock- Based Compensation	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product sales	$9,289	$1,507	$10,796	$20,293	$2,671	$22,964
Cost of services	4,936	707	5,643	11,327	1,451	12,778
Research and development	13,839	11,996	25,835	30,724	20,373	51,097
Selling, general and administrative	37,114	18,935	56,049	78,078	37,022	115,100

Stock-based compensation expense before income taxes	65,178	33,145	98,323	140,422	61,517	201,939
Income tax benefit	10,133	9,355	19,488	24,363	17,219	41,582

Total stock-based compensation, net of tax	$55,045	$23,790	$78,835	$116,059	$44,298	$160,357

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

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Other Businesses	Corporate Reconciling Items	Consolidated
For the Three Months Ended
June 30, 2006
Systems revenues	$1,147,892	$3,708	$—	$—	$—	$—	$1,151,600
Software revenues	291,059	277,104	—	113,835	—	—	681,998
Services revenues	—	204,178	490,879	43,657	2,211	—	740,925

Total revenues	1,438,951	484,990	490,879	157,492	2,211	—	2,574,523
Cost of sales	808,174	96,294	250,486	22,164	1,121	38,292	1,216,531

Gross profit	$630,777	$388,696	$240,393	$135,328	$1,090	$(38,292)	$1,357,992

Gross profit percentage	43.8%	80.1%	49.0%	85.9%	49.3%		52.7%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Other Businesses	Corporate Reconciling Items	Consolidated
June 30, 2005
Systems revenues	$1,068,725	$—	$—	$—	$—	$—	$1,068,725
Software revenues	312,827	240,870	—	65,908	—	—	619,605
Services revenues	—	167,396	455,566	25,019	8,504	—	656,485

Total revenues	1,381,552	408,266	455,566	90,927	8,504	—	2,344,815
Cost of sales	757,297	83,140	212,883	11,312	4,244	19,297	1,088,173

Gross profit	$624,255	$325,126	$242,683	$79,615	$4,260	$(19,297)	$1,256,642

Gross profit percentage	45.2%	79.6%	53.3%	87.6%	50.1%		53.6%

For the Six Months Ended
June 30, 2006
Systems revenues	$2,370,516	$8,012	$—	$—	$—	$—	$2,378,528
Software revenues	563,878	534,043	—	205,679	—	—	1,303,600
Services revenues	—	391,350	963,821	82,826	5,085	—	1,443,082

Total revenues	2,934,394	933,405	963,821	288,505	5,085	—	5,125,210
Cost of sales	1,638,832	197,274	475,007	40,487	3,081	79,194	2,433,875

Gross profit	$1,295,562	$736,131	$488,814	$248,018	$2,004	$(79,194)	$2,691,335

Gross profit percentage	44.2%	78.9%	50.7%	86.0%	39.4%		52.5%

June 30, 2005
Systems revenues	$2,094,696	$—	$—	$—	$—	$—	$2,094,696
Software revenues	597,312	488,622	—	128,203	—	—	1,214,137
Services revenues	—	320,969	896,701	42,814	18,629	—	1,279,113

Total revenues	2,692,008	809,591	896,701	171,017	18,629	—	4,587,946
Cost of sales	1,505,564	158,971	423,793	20,036	9,860	38,859	2,157,083

Gross profit	$1,186,444	$650,620	$472,908	$150,981	$8,769	$(38,859)	$2,430,863

Gross profit percentage	44.1%	80.4%	52.7%	88.3%	47.1%		53.0%

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At June 30, 2006, the Pension Plan held $0.3 million of our common stock.

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

Total after-tax stock-based compensation expense, which consists of expense from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $78.8 and $160.4 for the three and six months ended June 30, 2006. For periods prior to our adoption of FAS No. 123R on January 1, 2006, stock-based compensation expense consisted exclusively of expense from restricted stock awards and the amortization of deferred compensation costs associated with stock options issued as consideration in various acquisitions. Accordingly, our financial results for the three and six months ended June 30, 2006 were not prepared on a comparative basis to our financial results for the three and six months ended June 30, 2005. Total after-tax stock-based compensation expense for the three and six months ended June 30, 2005 was $13.1 and $22.1. As of June 30, 2006, the total unrecognized after-tax compensation cost for stock options, restricted stock awards and options under the ESPP was $580.2. Approximately 82% of our employees have received grants through these equity compensation programs. This non-cash expense will be recognized through 2011 over a weighted average remaining period of 1.7 years.

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

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Total revenue	100.0%	100.0%
Cost of sales	47.3	46.4

Gross margin	52.7	53.6
Research and development	11.6	10.8
Selling, general and administrative	30.4	27.4
Restructuring and other special charges	0.5	—

Operating income	10.3	15.4
Investment income, interest expense and other income/expense, net	2.4	1.7

Income before taxes	12.7	17.1
Income tax provision	1.8	4.6

Net income	10.8%	12.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Total revenue	100.0%	100.0%
Cost of sales	47.5	47.0

Gross margin	52.5	53.0
Research and development	11.4	10.6
Selling, general and administrative	29.9	27.4
Restructuring and other special charges	0.2	—

Operating income	11.1	14.9
Investment income, interest expense and other income/expense, net	2.4	1.7

Income before taxes	13.5	16.6
Income tax provision	2.7	4.4

Net income	10.8%	12.3%

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
EMC information storage products	$1,439.0	$1,381.6	$57.4	4.2%
EMC multi-platform software	485.0	408.3	76.7	18.8
EMC services	490.9	455.6	35.3	7.7
VMware	157.5	90.9	66.6	73.3
Other businesses	2.2	8.5	(6.3)	(74.1)

Total revenues	$2,574.5	$2,344.8	$229.7	9.8%

	For the Six Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
EMC information storage products	$2,934.4	$2,692.0	$242.4	9.0%
EMC multi-platform software	933.4	809.6	123.8	15.3
EMC services	963.8	896.7	67.1	7.5
VMware	288.5	171.0	117.5	68.7
Other businesses	5.1	18.6	(13.5)	(72.6)

Total revenues	$5,125.2	$4,587.9	$537.3	11.7%

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

Costs and Expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
Cost of revenue:
EMC information storage products	$808.2	$757.3	$50.9	6.7%
EMC multi-platform software	96.3	83.1	13.2	15.9
EMC services	250.5	212.9	37.6	17.7
VMware	22.2	11.3	10.9	96.5
Other businesses	1.1	4.2	(3.1)	(73.8)
Corporate reconciling items	38.3	19.3	19.0	98.4

Total cost of revenue	1,216.5	1,088.2	128.3	11.8

Gross margins:
EMC information storage products	630.8	624.3	6.5	1.0
EMC multi-platform software	388.7	325.1	63.6	19.6
EMC services	240.4	242.7	(2.3)	(0.9)
VMware	135.3	79.6	55.7	70.0
Other businesses	1.1	4.3	(3.2)	(74.4)
Corporate reconciling items	(38.3)	(19.3)	(19.0)	(98.4)

Total gross margin	1,358.0	1,256.6	101.4	8.1
Operating expenses:
Research and development	299.4	253.3	46.1	18.2
Selling, general and administrative	782.0	642.7	139.3	21.7
Restructuring and other special charges	12.0	—	12.0	NM

Total operating expenses	1,093.5	896.0	197.5	22.0

Operating income	264.5	360.6	(96.1)	(26.7)
Investment income, interest expense and other expenses, net	61.6	40.4	21.2	52.5

Income before income taxes	326.1	401.1	(75.0)	(18.7)
Provision for income taxes	47.0	107.7	(60.7)	(56.4)
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$279.1	$293.4	$(14.3)	(4.9)%

NM – not measurable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
Cost of revenue:
EMC information storage products	$1,638.8	$1,505.6	$133.2	8.8%
EMC multi-platform software	197.3	159.0	38.3	24.1
EMC services	475.0	423.8	51.2	12.1
VMware	40.5	20.0	20.5	102.5
Other businesses	3.1	9.9	(6.8)	(68.7)
Corporate reconciling items	79.2	38.9	40.3	103.6

Total cost of revenue	2,433.9	2,157.1	276.8	12.8

Gross margins:
EMC information storage products	1,295.6	1,186.4	109.2	9.2
EMC multi-platform software	736.1	650.6	85.5	13.1
EMC services	488.8	472.9	15.9	3.4
VMware	248.0	151.0	97.0	64.2
Other businesses	2.0	8.8	(6.8)	(77.3)
Corporate reconciling items	(79.2)	(38.9)	(40.3)	(103.6)

Total gross margin	2,691.3	2,430.9	260.4	10.7
Operating expenses:
Research and development	582.9	487.6	95.3	19.5
Selling, general and administrative	1,530.2	1,258.4	271.8	21.6
Restructuring and other special charges	10.8	1.0	9.8	980.0

Total operating expenses	2,123.9	1,747.0	376.9	21.6

Operating income	567.3	683.9	(116.6)	(17.0)
Investment income, interest expense and other expenses, net	124.1	79.1	45.0	56.9

Income before income taxes	691.4	763.0	(71.6)	(9.4)
Provision for income taxes	136.5	199.8	(63.3)	(31.7)
Cumulative effect of a change in accounting principle	(3.4)	—	(3.4)	NM

Net income	$551.5	$563.2	$(11.7)	(2.1)%

NM – not measurable

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

The corporate reconciling items include stock-based compensation expense and acquisition-related intangible asset amortization expense. These amounts increased from $19.3 and $38.9 for the three and six months ended June 30, 2005, respectively to $38.3 and $79.2 for the corresponding periods in 2006. Acquisition-related intangible asset amortization expense was $17.9 and $36.4 for the three and six months ended June 30, 2005, respectively, compared to $21.9 and $43.4 for the three and six months ended June 30, 2006, respectively. The increase in both periods was due to additional acquisitions which were consummated subsequent to June 30, 2005. Stock-based compensation expense was $1.4 and $2.5 during the three and six months ended June 30, 2005, respectively, compared to $16.4 and $35.7 during the three and six months ended June 30, 2006, respectively. The stock-based compensation expense increase in both periods was due to incremental expense incurred as a result of the adoption of FAS No. 123R.

Research and Development

As a percentage of revenues, R&D expenses were 11.6% and 10.8% for the second quarters of 2006 and 2005, respectively, and were 11.4% and 10.6% for the first six months of 2006 and 2005 respectively. In addition, we incurred $43.2 and $40.4 during the second quarters of 2006 and 2005, respectively, and $96.1 and $82.5 during the first six months of 2006 and 2005, respectively, on software development costs which were capitalized. Incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R was $11.8 and $26.3 for the three and six months ended June 30, 2006, respectively, negatively impacting R&D as a percentage of revenue by 0.5% and 0.5%, respectively. R&D spending includes research and development on new product offerings and enhancements to our software and information storage systems. In addition to incremental stock-based

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

compensation expense, the remaining increase in R&D expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 consisted of increased investments to support new product development.

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

Cash used for investing activities was $456.8 and $485.5 for the six months ended June 30, 2006 and 2005, respectively. Cash paid for business acquisitions, net of cash acquired for the six months ended June 30, 2006 was $296.7 compared to $262.1 for the six months ended June 30, 2005. Capital additions were $316.1 and $253.7 for the six months ended June 30, 2006 and 2005, respectively. The increase in capital spending during the first six months of 2006 compared to the same period in 2005 was attributable to various IT initiatives to further integrate our acquisitions, to enable us to more effectively service our growing customer base and implement new infrastructure to support the overall growth of the business. Capitalized software development costs were $96.1 and $82.5 for the first six months of 2006 and 2005, respectively. Net purchases and maturities of investments were $266.1 and $115.0 for the six months ended June 30, 2006 and 2005, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

As of June 29, 2006, we entered into a definitive agreement to acquire all of the outstanding capital stock of RSA Security Inc. (“RSA”). Under the terms of the agreement, we will pay $28.00 per share in cash in exchange for each share of RSA for an aggregate purchase price of approximately $2,100.0, net of RSA’s existing cash balance. The acquisition is expected to be completed late in the third quarter or early in the fourth quarter of 2006, subject to customary closing conditions and regulatory approvals.

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

Depreciation and amortization expense was $364.6 and $316.5 for the first six months of 2006 and 2005, respectively. The increase in depreciation and amortization expense was primarily attributable to intangible amortization expense associated with the acquisitions consummated after June 30, 2005. Higher amortization expense associated with a growth in capitalized software development costs also contributed to the increase. Lastly, a general growth in our property, plant and equipment balances resulted in greater depreciation expense.

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

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

(a) Exhibits

See index to Exhibits on page 48 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 10, 2006	By:	/S/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (1)
10.1	Agreement and Plan of Merger among EMC Corporation, Entrust Merger Corporation and RSA Security Inc. (3)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.4	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 6, 2006 (No. 33-03656).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).
(3)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 4, 2006 (No. 33-03656).