Form 10-Q
period 2006-09-30
EMC CORP
filed 2006-11-06
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2006 was 2,202,402,441.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

ASSETS	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,458,320	$2,322,370
Short-term investments	1,211,177	1,615,495
Accounts and notes receivable, less allowance for doubtful accounts of $43,271 and $38,126	1,449,757	1,405,564
Inventories	895,091	724,751
Deferred income taxes	372,398	326,318
Other current assets	252,307	179,478

Total current assets	5,639,050	6,573,976
Long-term investments	2,809,592	3,417,589
Property, plant and equipment, net	1,970,318	1,754,035
Intangible assets, net	1,019,214	563,024
Other assets, net	677,959	598,252
Goodwill, net	5,949,818	3,883,507

Total assets	$18,065,951	$16,790,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745,678	$583,756
Accrued expenses	1,326,561	1,279,857
Income taxes payable	492,676	645,694
Notes payable	2,200,000	—
Deferred revenue	1,258,512	1,164,551

Total current liabilities	6,023,427	3,673,858
Deferred revenue	730,421	640,598
Deferred income taxes	213,965	175,192
Long-term convertible debt	—	126,963
Other liabilities	137,458	108,342
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,202,402 and 2,384,147 shares	22,024	23,841
Additional paid-in capital	3,562,499	5,867,076
Deferred compensation	—	(332,311)
Retained earnings	7,405,724	6,570,511
Accumulated other comprehensive loss, net	(29,567)	(63,687)

Total stockholders’ equity	10,960,680	12,065,430

Total liabilities and stockholders’ equity	$18,065,951	$16,790,383

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Product sales	$2,035,652	$1,687,277	$5,717,780	$4,996,110
Services	779,654	678,465	2,222,736	1,957,578

	2,815,306	2,365,742	7,940,516	6,953,688
Costs and expenses:
Cost of product sales	992,272	813,760	2,794,910	2,425,379
Cost of services	339,295	274,365	970,532	819,829
Research and development	312,302	254,720	895,220	742,359
Selling, general and administrative	809,086	641,219	2,339,326	1,899,619
In-process research and development	23,000	—	35,410	3,100
Restructuring (credits) charges	(2,779)	5,849	(4,359)	3,717

Operating income	342,130	375,829	909,477	1,059,685
Investment income	51,160	47,986	174,676	134,475
Interest expense	(5,807)	(1,907)	(8,438)	(5,923)
Other (expense) income, net	(947)	2,439	2,248	(934)

Income before taxes	386,536	424,347	1,077,963	1,187,303
Income tax provision	102,872	2,675	239,378	202,433

Income before cumulative effect of a change in accounting principle	283,664	421,672	838,585	984,870
Cumulative effect of a change in accounting principle, net of tax benefit of $0, $0, $808 and $0	—	—	(3,372)	—

Net income	$283,664	$421,672	$835,213	$984,870

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.13	$0.18	$0.37	$0.41
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.13	$0.18	$0.36	$0.41

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.13	$0.17	$0.36	$0.40
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.13	$0.17	$0.36	$0.40

Weighted average shares, basic	2,215,039	2,383,770	2,290,157	2,390,314

Weighted average shares, diluted	2,240,291	2,433,079	2,327,365	2,439,576

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Cash received from customers	$8,074,003	$7,149,428
Cash paid to suppliers and employees	(6,311,034)	(5,646,136)
Dividends and interest received	198,721	184,133
Interest paid	(3,115)	(7,014)
Income taxes paid	(471,078)	(61,162)

Net cash provided by operating activities	1,487,497	1,619,249

Cash flows from investing activities:
Additions to property, plant and equipment	(506,054)	(418,962)
Capitalized software development costs	(152,614)	(121,208)
Purchases of short and long-term available for sale securities	(5,011,854)	(8,277,684)
Sales and maturities of short and long-term available for sale securities	6,016,126	8,037,653
Business acquisitions, net of cash acquired	(2,464,187)	(349,957)
Other	(20,860)	(8,155)

Net cash used in investing activities	(2,139,443)	(1,138,313)

Cash flows from financing activities:
Issuance of common stock	144,602	152,724
Purchase of treasury stock	(2,464,888)	(603,419)
Excess tax benefits from stock-based compensation	12,036	—
Payment of short and long-term obligations	(127,538)	(3,011)
Proceeds from short and long-term obligations	2,200,085	201

Net cash used in financing activities	(235,703)	(453,505)

Effect of exchange rate changes on cash and cash equivalents	23,599	(35,973)

Net decrease in cash and cash equivalents	(864,050)	(8,542)
Cash and cash equivalents at beginning of period	2,322,370	1,476,803

Cash and cash equivalents at end of period	$1,458,320	$1,468,261

Reconciliation of net income to net cash provided by operating activities:
Net income	$835,213	$984,870
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	3,372	—
Depreciation and amortization	555,965	474,889
Non-cash restructuring and in-process research and development	35,410	3,100
Stock-based compensation expense	299,510	56,704
Provision for doubtful accounts	9,512	6,026
Deferred income taxes, net	(80,647)	55,430
Tax benefit from stock options exercised	—	36,263
Excess tax benefits from stock-based compensation	(12,036)	—
Other	23,934	40,872
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	2,013	10,871
Inventories	(131,284)	(220,333)
Other assets	(53,473)	(46,414)
Accounts payable	141,775	(16,054)
Accrued expenses	(115,146)	11,507
Income taxes payable	(151,320)	50,194
Deferred revenue	121,962	178,843
Other liabilities	2,737	(7,519)

Net cash provided by operating activities	$1,487,497	$1,619,249

Non-cash activity:
Issuance of stock options exchanged in business combinations	$37,903	$41,381

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$283,664	$421,672	$835,213	$984,870
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes (benefit) of $0, $0, $0 and $(10,716)	588	(4,943)	13,927	(19,052)
Changes in market value of derivatives, net of taxes (benefit) of $(8), $(44), $(71) and $234	(72)	(394)	(640)	2,141
Changes in market value of investments, net of taxes of $4,882, $891, $2,474 and $1,286	45,420	(9,027)	20,833	(13,716)

Other comprehensive income (loss)	45,936	(14,364)	34,120	(30,627)

Comprehensive income	$329,600	$407,308	$869,333	$954,243

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Company

EMC Corporation (“EMC”) and its subsidiaries develop and deliver a wide range of systems, software, services and solutions to help our customers manage growth, minimize risk, increase effectiveness and maximize the value of information to unleash the true potential of their business.

We work with small, medium and enterprise customers from a variety of industries and government agencies worldwide to build an information infrastructure and implement an information lifecycle management strategy to manage information intelligently based on the information’s changing value to an organization over time. This infrastructure is comprised of a variety of best-of-breed technologies to store, manage, protect and secure information to collaborate, solve problems, save money, exploit new opportunities, comply with regulations and policies and improve operational results.

To support our customers’ critical business processes, we provide comprehensive systems to store information, taking into account service levels and costs. Our information management software and solutions empower our customers to capture, manage and leverage structured and unstructured information – documents, images or emails – to support their business processes. Our virtual infrastructure software helps organizations respond to changing information technology requirements by dynamically altering their computing and storage environments with flexible virtualization technologies. In addition, our resource management software allows organizations to better understand, manage and automate the operation of their information infrastructure.

Additionally, we recently created an information security division to help customers systematically and comprehensively secure their information. Our recent acquisitions of RSA Security Inc. (“RSA”) and Network Intelligence Corporation (“Network Intelligence”) and our research and development initiatives allow us to offer customers security solutions to assess the risk to their information, secure access to information and the infrastructure, protect the confidentiality and integrity of the information itself and manage security information and events to assure effectiveness and ease the burden of compliance.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the three and nine month periods ended September 30, 2006 and 2005. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS No. 158”), effective for public companies for fiscal years ending after December 15, 2006. FAS No. 158 requires an employer to recognize in its statement of financial position the net funded status of each of its defined benefit postretirement plans, recognize as a component of other comprehensive income the gains or losses and the prior service costs or credits that are excluded from net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the gains or losses, the prior service costs or credits and the transition assets or obligations. We are currently evaluating the potential impact of FAS No. 158 on our financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both of the two widely-recognized methods for quantifying the effects of financial misstatements. We will initially apply the provisions of SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are currently evaluating the potential impact of SAB No. 108 on our financial position and results of operations.

2.  Business Acquisitions and Goodwill

Acquisition of RSA Security Inc.

In September 2006, we acquired all of the outstanding capital stock of RSA. RSA provides technologies to secure information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle. The acquisition adds industry-leading identity and access management solutions and encryption and key management software to our product offerings.

The aggregate purchase price, net of cash received, was approximately $2.0 billion, which consisted of $2.0 billion of cash, $27.9 million in fair value of our stock options and $11.5 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services. The fair value of our stock options issued to employees of RSA was estimated using a Black-Scholes option-pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	1.6
Expected volatility	31.0%
Risk-free interest rate	5.0%

The consolidated financial statements include the results of RSA from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents the preliminary allocation of the purchase price (table in thousands):

Current assets	$60,775
Property, plant and equipment	67,067
Other long-term assets	20,517
Goodwill	1,718,342

Intangible assets:
Developed technology (weighted-average useful life of 5 years)	231,400
Customer relationships (weighted-average useful life of 9 years)	163,300
Tradename and trademark (estimated useful life of 10 years)	77,500
Non-competition agreement (estimated useful life of 3 years)	1,400
Acquired in-process research and development (“IPR&D”)	10,500

Total intangible assets	484,100
Current liabilities	(193,785)
Deferred income taxes	(86,745)
Long-term liabilities	(21,893)

Total purchase price	$2,048,378

In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets and historical and estimated future demand of RSA products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 13.0%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from RSA.

The total weighted average amortization period for the intangible assets is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. The goodwill is classified within our security and EMC information storage products segments.

Of the $484.1 million of acquired intangible assets, $10.5 million was allocated to IPR&D which was written off at the respective date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied a discount rate of 18.0% to value the IPR&D projects.

In connection with the acquisition of RSA, we commenced integration activities which have resulted in recognizing $2.9 million in liabilities for employee termination benefits and $0.3 million for lease and contract terminations. We expect to pay the liabilities associated with the employee termination benefits through 2007 and the liabilities associated with the lease and contract terminations through 2008. No payments had been made as of September 30, 2006. Management is in the process of determining whether additional liabilities relating to employee termination benefits or other contractual obligations are required to be recorded.

Other Acquisitions

In May 2006, we acquired all of the outstanding capital stock of Kashya, Inc. (“Kashya”), a provider of enterprise-class data replication and data protection software. The acquisition of Kashya allows us to expand our software portfolio for replication across heterogeneous environments.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In September 2006, we acquired all of the outstanding capital stock of Network Intelligence. Network Intelligence specializes in transforming enterprise-wide data into automated compliance and security information and will, together with the acquisition of RSA, enable us to assist customers in securing their information throughout its lifecycle and reduce the associated cost of regulatory compliance.

The aggregate purchase price, net of cash received, for all of these acquisitions was $450.7 million, which consisted of $433.1 million of cash, $10.0 million in fair value of our stock options issued in exchange for the acquirees’ stock options and $7.6 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services. Included in the aggregate purchase price was $161.9 million paid for Network Intelligence. A member of our board of directors is a managing partner and general partner in a limited partnership which held an equity interest in Network Intelligence. The director did not participate in any votes of the board of directors or any committee thereof approving the acquisition, and the terms of the acquisition were negotiated at arms’ length.

The consolidated financial statements include the results of each of the aforementioned companies from their respective dates of acquisition. The purchase price for each company has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of our integration activities. The total goodwill recognized from the aforementioned acquisitions was $363.2 million and was allocated among our EMC information storage products, EMC multi-platform software, EMC services, VMware and security segments.

The following represents the aggregate allocation of the purchase price for the aforementioned companies to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 5.3 years)	$64,247
Customer relationships (weighted-average useful life of 6.7 years)	12,600
Tradenames and trademarks (weighted-average useful life of 4.8 years)	726
Non-competition agreement (estimated useful life of 3.0 years)	200
Backlog (weighted-average useful life of 2.0 years)	900
Acquired IPR&D	24,910

Total intangible assets	$103,583

The fair value of intangible assets was primarily based upon the income approach. The rates used to discount the net cash flows to their present values for each acquisition were based upon weighted average costs of capital that ranged from 5.3% - 25.0%. The discount rates were determined after consideration of market rates of return on debt and equity capital, the weighted average returns on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired. The total weighted average amortization period for the intangible assets is 5.5 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the $103.6 million of acquired intangible assets, $24.9 million was allocated to IPR&D which was written off at the respective dates of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 22.0% - 35.0% to value the IPR&D projects acquired.

Total IPR&D for all of these acquisitions and RSA was $23.0 million and $35.4 million for the three and nine months ended September 30, 2006, respectively.

Pro forma Effect of the Acquisitions

The following pro forma information gives effect to all the acquisitions set forth in the sections entitled RSA Security Inc. and Other Acquisitions above as if the acquisitions occurred on January 1, 2005. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue	$2,883,661	$2,454,975	$8,219,129	$7,218,644
Net income	193,924	383,644	656,115	865,083
Net income per weighted average share, basic	$0.09	$0.16	$0.29	$0.36
Net income per weighted average share, diluted	$0.09	$0.16	$0.28	$0.36

The pro forma results for the three and nine months ended September 30, 2006 include $24.5 million of expenses incurred by RSA associated with our acquisition of RSA.

The goodwill recognized from all the acquisitions consummated in 2006 totaled $2.1 billion, of which $6.3 million is deductible for income tax purposes. Changes in the carrying amount of goodwill by segment for the three and nine months ended September 30, 2006 consist of the following (table in thousands):

	EMC Information Storage Products	EMC Multi- Platform Software	EMC Services	VMware	Security	Other Businesses	Total
Balance, July 1, 2006	$598,248	$2,879,532	$38,661	$598,487	$—	$—	$4,114,928
Goodwill acquired	426,008	—	—	—	1,423,438	—	1,849,446
Tax deduction from exercise of stock options	—	(474)	—	(200)	—	—	(674)
Finalization of purchase price allocations	47	(15,207)	886	392	—	—	(13,882)

Balance, September 30, 2006	$1,024,303	$2,863,851	$39,547	$598,679	$1,423,438	$—	$5,949,818

	EMC Information Storage Products	EMC Multi- Platform Software	EMC Services	VMware	Security	Other Businesses	Total
Balance, January 1, 2006	$552,766	$2,789,126	$19,098	$522,517	$—	$—	$3,883,507
Goodwill acquired	471,490	103,432	18,772	76,504	1,423,438	—	2,093,636
Tax deduction from exercise of stock options	—	(8,266)	—	(425)	—	—	(8,691)
Finalization of purchase price allocations	47	(20,441)	1,677	83	—	—	(18,634)

Balance, September 30, 2006	$1,024,303	$2,863,851	$39,547	$598,679	$1,423,438	$—	$5,949,818

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Investments

Our investments are comprised of debt securities that are classified as available for sale and recorded at their fair market values. Investments with remaining maturities of less than 12 months from the consolidated balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the consolidated balance sheet date are classified as long-term investments. As of September 30, 2006, we had total short and long-term investments of approximately $4.0 billion.

Unrealized losses on investments at September 30, 2006 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$378,962	$(2,303)	$317,493	$(5,815)	$696,455	$(8,118)
U.S. corporate debt securities	284,827	(1,474)	226,131	(3,392)	510,958	(4,866)
Asset and mortgage-backed securities	264,082	(2,029)	355,852	(6,478)	619,934	(8,507)
Municipal obligations	532,787	(2,216)	9,705	(285)	542,492	(2,501)
Foreign debt securities	10,334	(28)	27,529	(345)	37,863	(373)

Total	$1,470,992	$(8,050)	$936,710	$(16,315)	$2,407,702	$(24,365)

We evaluate investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at September 30, 2006 are temporary. In making this determination, we considered the loss as a percentage of the investments’ cost, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investments to maturity.

4.  Inventories

Inventories consist of (table in thousands):

	September 30, 2006	December 31, 2005
Purchased parts	$81,719	$56,803
Work-in-process	427,057	491,474
Finished goods	386,315	176,474

	$895,091	$724,751

5.  Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	September 30, 2006	December 31, 2005
Furniture and fixtures	$184,518	$168,495
Equipment	2,643,827	2,249,054
Buildings and improvements	992,905	908,559
Land	108,629	105,906
Building construction in progress	103,479	108,524

	4,033,358	3,540,538
Accumulated depreciation	(2,063,040)	(1,786,503)

	$1,970,318	$1,754,035

Building construction in progress and land owned at September 30, 2006 include $62.4 million and $6.0 million, respectively, of facilities not yet placed in service that we are holding for future use.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2006	December 31, 2005
Salaries and benefits	$496,241	$477,361
Product warranties	235,739	206,608
Restructuring (See Note 10)	84,366	154,613
Other	510,215	441,275

	$1,326,561	$1,279,857

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance, beginning of the period	$235,544	$217,792	$206,608	$180,758
Provision	31,887	22,217	119,530	107,260
Amounts charged to the accrual	(31,692)	(26,811)	(90,399)	(74,820)

Balance, end of the period	$235,739	$213,198	$235,739	$213,198

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components. The provision for the three and nine months ended September 30, 2006 includes $3.5 million and $29.0 million, respectively, and the amounts charged to the accrual include $4.7 million and $7.1 million for the three and nine months ended September 30, 2006, respectively, associated with stock-based compensation expense as a result of the adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”). Included in the $29.0 million provision for the nine months ended September 30, 2006 is $22.0 million which represents the cumulative effect adjustment recorded in connection with the adoption of FAS No. 123R.

7.  Credit Facilities

On September 12, 2006, we entered into a credit agreement providing an unsecured $2.2 billion facility, the proceeds of which were used to finance the acquisition of RSA. Interest on the borrowing under the credit agreement is LIBOR for a specified period plus a margin rate of 0.50% per annum and will be adjusted on a monthly basis. At September 30, 2006, the interest rate was 5.875%.

The credit agreement contains certain affirmative and negative covenants, including certain restrictions with respect to liens, mergers and incurrence of indebtedness. In addition, payment under the credit agreement may be accelerated following certain customary events of default including, but not limited to, (i) failure to make payments under the credit agreement when due, (ii) the voluntary filing by EMC for bankruptcy or (iii) the entry of any judgment in excess of $100 million against EMC, the enforcement of which remains unstayed. Notwithstanding acceleration pursuant to an event of default, the borrowing is scheduled to mature on March 15, 2007. At September 30, 2006, we were in compliance with the covenants.

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2006, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2006, we were in compliance with the covenants.

8.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator:
Net income, as reported, basic	$283,664	$421,672	$835,213	$984,870
Adjustment for interest expense on convertible debt, net of taxes	—	643	643	1,929

Net income - diluted	$283,664	$422,315	$835,856	$986,799

Denominator:
Basic weighted average common shares outstanding	2,215,039	2,383,770	2,290,157	2,390,314
Weighted common stock equivalents	25,252	40,253	34,222	40,206
Assumed conversion of convertible debt	—	9,056	2,986	9,056

Diluted weighted average shares outstanding	2,240,291	2,433,079	2,327,365	2,439,576

Options to acquire 264.2 million and 213.8 million shares of our common stock for the three and nine months ended September 30, 2006, respectively, and options to acquire 97.6 million and 87.1 million shares of our common stock for the three and nine months ended September 30, 2005, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. The effect of our senior convertible debt assumed in connection with our acquisition of Documentum on the calculation of diluted net income per weighted average share was calculated using the “if converted” method. We redeemed all of the outstanding senior convertible debt on April 3, 2006.

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

In addition to the 2003 Plan, we have three employee stock option plans (the “1985 Plan,” the “1993 Plan,” and the “2001 Plan”). Under the terms of each of the three plans, the exercise price of incentive stock options issued must be equal to at least the fair market value of our common stock on the date of grant. In the event that non-qualified stock options are granted under the 1985 Plan, the exercise price may be less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934, not less than par value (which is $0.01 per share), and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options are granted under the 1993 Plan or the 2001 Plan, the exercise price may be less than the fair market value at the time of grant but not less than par value.

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

At September 30, 2006, there was an aggregate of approximately 68.4 million shares of common stock available for issuance pursuant to future grants under the 1985 Plan, the 1993 Plan, the 2001 Plan, the 2003 Plan and the Directors Plan.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

We utilize both authorized and unissued shares and treasury shares to satisfy all shares issued under our equity plans. Our Board of Directors has authorized the repurchase of 500.0 million shares of our common stock. For the three and nine months ended September 30, 2006, we repurchased 101.7 million and 207.7 million shares of our common stock, respectively. Cumulatively, we have repurchased 340.1 million shares at a cost of $4.1 billion, leaving a remaining balance of 159.9 million shares authorized for future repurchases.

We plan to spend at least an aggregate of $3.0 billion in 2006 on common stock repurchases and the redemption of our $125.0 million 4.5% Senior Convertible Notes due April 7, 2007 (the “Notes”) that we assumed in connection with the acquisition of Documentum in December 2003. Through the nine months ended September 30, 2006, we have repurchased approximately $2.5 billion of our common stock and redeemed the Notes for $126.1 million.

Employee Stock Purchase Plan

Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. There are 98.0 million shares approved to be issued under the 1989 Plan. For the nine months ended September 30, 2006 and 2005, 5.6 million shares and 4.2 million shares, respectively, were purchased under the 1989 Plan at a purchase price per share of $9.32 and $11.65, respectively. Total cash proceeds from the purchase of shares under the 1989 Plan for the nine months ended September 30, 2006 and 2005 were $52.6 million and $49.2 million, respectively.

Stock Options

The following tables summarize our option activity under all equity plans for the nine months ended September 30, 2006 and 2005 as follows (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2006	296,250	$17.78
Options granted relating to business acquisitions	15,493	5.94
Granted	26,880	10.61
Forfeited	(7,778)	12.60
Expired	(5,016)	30.44
Exercised	(14,765)	6.32

Outstanding, September 30, 2006	311,064	17.06

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2005	275,341	$18.02
Options granted relating to business acquisitions	4,253	4.83
Granted	48,195	14.37
Forfeited	(6,694)	14.73
Expired	(3,861)	38.01
Exercised	(16,830)	6.41

Outstanding, September 30, 2005	300,404	17.75

The total pre-tax intrinsic values of options exercised during the three months ended September 30, 2006 and 2005 were $22.0 million and $20.7 million, respectively, and were $100.2 million and $118.8 million for the nine months ended September 30, 2006 and 2005, respectively. Cash proceeds from the exercise of stock options were $14.7 million and $15.9 million for the three months ended September 30, 2006 and September 30, 2005, respectively. Cash proceeds from the exercise of stock options were $92.0 million and $103.5 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Income tax benefits realized from the exercise of stock options during the three months ended September 30, 2006 and 2005 were $10.0 million and $5.2 million, respectively, and were $37.3 million and $36.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Summarized information about stock options outstanding that are expected to vest and stock options exercisable at September 30, 2006 is as follows (shares and intrinsic values in thousands):

Options Outstanding and Expected to Vest					Options Exercisable
Range of Exercise Price	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$ 0.01-$ 4.12	7,899	5.34	$1.69	$81,281	6,169	4.41	$1.91	$62,122
$ 4.13-$ 9.27	53,405	5.13	6.04	317,226	34,366	4.64	6.29	195,543
$ 9.28-$13.91	138,051	6.85	12.06	67,421	59,594	5.21	12.08	20,960
$13.92-$20.87	50,349	7.82	15.05	—	19,529	6.31	15.94	—
$20.88-$31.31	1,648	2.78	26.77	—	1,648	2.78	26.77	—
$31.32-$46.97	24,250	3.97	35.06	—	24,250	3.97	35.06	—
$46.98-$70.46	5,411	3.47	60.04	—	5,411	3.47	60.04	—
$70.47-$90.00	13,566	3.95	83.34	—	13,566	3.95	83.34	—

	294,579	6.21	17.34	$465,928	164,533	4.82	21.93	$278,625

Expected forfeitures	16,485

Total options outstanding	311,064

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on our closing stock price of $11.98 as of September 30, 2006 which would have been received by the option holders had all in-the-money options been exercised as of that date.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock and Restricted Stock Units

The following tables summarize our restricted stock and restricted stock unit activity for the nine months ended September 30, 2006 and 2005 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2006	25,291	$13.74
Granted	7,736	11.27
Vested	(4,524)	13.18
Forfeited	(831)	14.02

Restricted stock and restricted stock units at September 30, 2006	27,672	13.17

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2005	6,903	$12.76
Granted	10,251	13.91
Vested	(1,125)	12.37
Forfeited	(226)	13.41

Restricted stock and restricted stock units at September 30, 2005	15,803	13.53

The total fair values of restricted stock and restricted stock units that vested during the three and nine months ended September 30, 2006 were $3.0 million and $59.6 million, respectively. The total fair values of restricted stock and restricted stock units that vested during the three and nine months ended September 30, 2005 were $0.1 million and $13.9 million, respectively.

Our restricted stock awards have various vesting terms, including pro rata vesting over three years, cliff vesting at the end of three or five years from the date of grant with acceleration for achieving specified performance criteria and cliff vesting on various dates contingent on achieving specified performance criteria.

As of September 30, 2006, 27.7 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $364.4 million and a weighted average remaining contractual life of approximately 3.3 years. These shares and units are scheduled to vest through 2011. Of the total shares of restricted stock and restricted stock units outstanding, 21.2 million shares and units will vest upon fulfilling service conditions, of which vesting for 19.3 million shares and units will accelerate upon achieving performance conditions. The remaining 6.5 million shares and units will vest only if certain performance conditions are achieved.

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

We adopted FAS No. 123R using the modified prospective transition method which requires applying the standard as of January 1, 2006 (“the adoption date”). The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for the three and nine months ended September 30, 2006 and future periods will not be comparable to our historical results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For stock options, we have selected the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options, restricted stock and restricted stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ vesting periods.

The following table summarizes the components of total stock-based compensation expense included in our consolidated income statement for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September, 30 2006			Nine Months Ended September 30, 2006
	Stock Options	Restricted Stock	Total Stock- Based Compensation	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product sales	$6,358	$1,473	$7,831	$26,651	$4,144	$30,795
Cost of services	4,921	880	5,801	16,248	2,331	18,579
Research and development	15,597	12,870	28,467	46,321	33,243	79,564
Selling, general and administrative	35,543	19,930	55,473	113,620	56,952	170,572

Stock-based compensation expense before income taxes	62,419	35,153	97,572	202,840	96,670	299,510
Income tax benefit	12,470	9,530	22,000	36,833	26,749	63,582

Total stock-based compensation, net of tax	$49,949	$25,623	$75,572	$166,007	$69,921	$235,928

Stock option expense includes $8.0 million and $21.9 million of expense for the three and nine months ended September 30, 2006 associated with our employee stock purchase plan.

In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment of $3.4 million for the nine months ended September 30, 2006 to recognize compensation costs recorded in our pro forma equity compensation disclosures that would have been capitalized in our consolidated balance sheet as of January 1, 2006. Additionally, included in the cumulative effect adjustment was the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units.

The table below presents the net change in amounts capitalized or accrued for the three and nine months ended September 30, 2006 for the following items (in thousands):

	Increased (decreased) during the three months ended September 30, 2006	Increased during the nine months ended September 30, 2006
Inventory	$(81)	$2,315
Other assets (capitalized software development costs)	72	15,185
Accrued expenses (accrued warranty expenses)	(1,287)	21,833

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2006, the total unrecognized after-tax compensation cost for stock options, restricted stock, restricted stock units and options under our employee stock purchase plan was $610.9 million. Approximately 85% of our employees have received grants through these equity compensation programs. This non-cash expense will be recognized through 2011 with a weighted average remaining period of 1.6 years.

As a result of adopting FAS No. 123R, our income before taxes and net income for the three months ended September 30, 2006 were $55.7 million and $45.7 million lower, respectively, and our income before taxes and net income for the nine months ended September 30, 2006 were $184.1 million and $154.1 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have each been $0.15 if we had not adopted FAS No. 123R, compared to reported basic and diluted earnings per share which were each $0.13. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.42 and $0.41, respectively, if we had not adopted FAS No. 123R, compared to reported basic and diluted earnings per share of $0.36 and $0.36, respectively.

Prior to the adoption of FAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS No. 123R requires the cash flows resulting from excess tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $12.0 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted FAS No. 123R.

For the periods prior to 2006, we elected to apply APB No. 25 and related interpretations in accounting for our stock-based compensation plans. The following is a reconciliation of net income per weighted average share had we adopted the fair value recognition provisions of FAS No. 123 for the three and nine months ended September 30, 2005 (table in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$421,672	$984,870
Add back: Stock compensation costs, net of tax, on stock-based awards	14,257	36,387
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(91,292)	(287,425)

Incremental stock compensation expense per FAS No. 123, net of taxes	(77,035)	(251,038)

Adjusted net income	$344,637	$733,832

Net income per weighted average share, basic – as reported	$0.18	$0.41

Net income per weighted average share, diluted – as reported	$0.17	$0.40

Adjusted net income per weighted average share, basic	$0.14	$0.31

Adjusted net income per weighted average share, diluted	$0.14	$0.30

The amounts in this table have been adjusted from the amounts reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 to be calculated following the same method that has been utilized under FAS No. 123R. The total impact of the change was to increase the incremental stock option expense per FAS No. 123, net of taxes by $0.1 million for the three months ended September 30, 2005 and $4.5 million for the nine months ended September 30, 2005.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R, however, should be recognized through the retirement eligibility date. Had we recognized compensation expense over this shorter service period, the increase in stock compensation costs, net of taxes, in addition to the amounts in the aforementioned table, would have been $20.6 million and $26.9 million for the three and nine months ended September 30, 2005.

The fair value of each option granted during the three and nine months ended September 30, 2006 and 2005, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
Stock Options	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Dividend yield	None	None	None	None
Expected volatility	36.2%	40.0%	35.9%	40.4%
Risk-free interest rate	4.87%	4.02%	4.84%	4.00%
Expected life (in years)	4.0	4.0	4.0	4.0
Weighted-average fair value at grant date	$3.46	$5.31	$3.74	$5.30

	For the Three Months Ended		For the Nine Months Ended
Employee Stock Purchase Plan	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Dividend yield	None	None	None	None
Expected volatility	28.3%	40.0%	27.3%	43.4%
Risk-free interest rate	5.21%	3.34%	4.68%	2.75%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value at grant date	$2.61	$3.79	$2.99	$4.04

Expected volatilities are based on our historical and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

10.  Restructuring

During the three months ended September 30, 2006, we incurred restructuring credits of $2.8 million consisting of net reductions of accruals from prior restructuring programs. For the nine months ended September 30, 2006, we incurred restructuring credits of $4.4 million consisting of a $0.4 million charge associated with vacating leased facilities partially offset by a net reduction from our prior restructuring programs of $4.8 million. The reductions in the three and nine months ended September 30, 2006 were primarily attributable to lower than expected severance payments, partially offset by higher costs associated with vacating leased facilities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the 2006, 2005 and prior restructuring programs for the three and nine months ended September 30, 2006 and 2005, respectively, is presented below (tables in thousands):

2006 Restructuring Program

Three Months Ended September 30, 2006

Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$398	$—	$(87)	$311

Total	$398	$—	$(87)	$311

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Initial Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$—	$427	$(116)	$311

Total	$—	$427	$(116)	$311

2005 Restructuring Programs Three Months Ended September 30, 2006
Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$44,171	$(94)	$(14,652)	$29,425
Consolidation of excess facilities	134	(134)	—	—

Total	$44,305	$(228)	$(14,652)	$29,425

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$79,783	$(1,295)	$(49,063)	$29,425
Consolidation of excess facilities	—	145	(145)	—

Total	$79,783	$(1,150)	$(49,208)	$29,425

Three Months Ended September 30, 2005
Category	Balance as of June 30, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$2,146	$—	$(439)	$1,707

Total	$2,146	$—	$(439)	$1,707

Nine Months Ended September 30, 2005
Category	Balance as of December 31, 2004	Initial Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$—	$3,123	$(1,416)	$1,707

Total	$—	$3,123	$(1,416)	$1,707

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2005 restructuring programs included two separate reductions in workforce, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. As of September 30, 2006, approximately 200 employees have yet to be terminated under these restructuring programs.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2004. The activity for these programs for the three and nine months ended September 30, 2006 and 2005, respectively, is presented below (tables in thousands):

Three Months Ended September 30, 2006

Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$4,436	$(839)	$(439)	$3,158
Consolidation of excess facilities	57,056	(1,712)	(3,872)	51,472

Total	$61,492	$(2,551)	$(4,311)	$54,630

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$9,416	$(2,778)	$(3,480)	$3,158
Consolidation of excess facilities	65,414	(858)	(13,084)	51,472

Total	$74,830	$(3,636)	$(16,564)	$54,630

Three Months Ended September 30, 2005
Category	Balance as of June 30, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$16,314	$(1,000)	$(3,245)	$12,069
Consolidation of excess facilities	69,318	6,849	(5,566)	70,601

Total	$85,632	$5,849	$(8,811)	$82,670

Nine Months Ended September 30, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$22,319	$(1,030)	$(9,220)	$12,069
Consolidation of excess facilities	92,943	1,624	(23,966)	70,601

Total	$115,262	$594	$(33,186)	$82,670

Adjustments to the provision during the three and nine months ended September 30, 2006 were primarily attributable to lower than expected costs associated with vacating leased facilities and lower than expected severance payments. Substantially all employees included in the prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid through 2015.

The adjustments to the provision for the three and nine months ended September 30, 2005 were primarily attributable to higher than expected costs associated with vacating excess facilities and lower than expected severance payments.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Commitments and Contingencies

Outstanding Purchase Orders

At September 30, 2006, we had outstanding purchase orders aggregating approximately $1.6 billion for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

12.  Segment Information

Management has organized the business around our product and service offerings. We operate in the following segments: EMC information storage products, EMC multi-platform software, EMC services, VMware, security and other businesses. The security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence. The corporate reconciling items were added during the three and nine months ended September 30, 2006 to capture stock-based compensation expense and acquisition-related intangible asset amortization expense which management does not use in evaluating the performance of its operating segments. The segment information for the three and nine months ended September 30, 2005 has been adjusted to conform to the current year presentation. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses or assets to each segment, as management does not use this information to measure the performance of the operating segments.

The EMC information storage products segment includes systems revenues and platform-based storage software revenues. The EMC multi-platform software segment includes systems revenues, multi-platform based storage and management software revenues, software maintenance services revenues and professional services revenues. The EMC services segment includes hardware and software maintenance revenues and professional services revenues. The VMware segment includes virtual infrastructure software revenues, software maintenance services revenues and professional services revenues. The security segment includes systems revenues, security software revenues, software maintenance services revenues and professional services revenues. The other businesses segment includes hardware maintenance revenues associated with AViiON servers.

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Security	Other Businesses	Corporate Reconciling Items	Consolidated
For the Three Months Ended
September 30, 2006
Systems revenues	$1,295,524	$87	$—	$—	$3,710	$—	$—	$1,299,321
Software revenues	313,662	270,109	—	125,476	27,084	—	—	736,331
Services revenues	—	212,583	495,071	63,024	6,961	2,015	—	779,654

Total revenues	1,609,186	482,779	495,071	188,500	37,755	2,015	—	2,815,306
Cost of sales	886,178	114,771	250,244	33,920	8,949	749	36,756	1,331,567

Gross profit	$723,008	$368,008	$244,827	$154,580	$28,806	$1,266	$(36,756)	$1,483,739

Gross profit percentage	44.9%	76.2%	49.5%	82.0%	76.3%	62.8%		52.7%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Security	Other Businesses	Corporate Reconciling Items	Consolidated
September 30, 2005
Systems revenues	$1,091,881	$—	$—	$—	$—	$—	$—	$1,091,881
Software revenues	284,446	239,106	—	71,844	—	—	—	595,396
Services revenues	—	169,860	471,955	29,416	—	7,234	—	678,465

Total revenues	1,376,327	408,966	471,955	101,260	—	7,234	—	2,365,742
Cost of sales	764,337	77,182	211,470	11,946	—	3,803	19,387	1,088,125

Gross profit	$611,990	$331,784	$260,485	$89,314	$—	$3,431	$(19,387)	$1,277,617

Gross profit percentage	44.5%	81.1%	55.2%	88.2%		47.4%		54.0%

	EMC Information Storage Products	EMC Multi- platform Software	EMC Services	VMware	Security	Other Businesses	Corporate Reconciling Items	Consolidated
For the Nine Months Ended
September 30, 2006
Systems revenues	$3,666,041	$8,099	$—	$—	$3,710	$—	$—	$3,677,850
Software revenues	877,539	804,152	—	331,155	27,084	—	—	2,039,930
Services revenues	—	603,933	1,458,892	145,850	6,961	7,100	—	2,222,736

Total revenues	4,543,580	1,416,184	1,458,892	477,005	37,755	7,100	—	7,940,516
Cost of sales	2,525,010	312,045	725,251	74,407	8,949	3,830	115,950	3,765,442

Gross profit	$2,018,570	$1,104,139	$733,641	$402,598	$28,806	$3,270	$(115,950)	$4,175,074

Gross profit percentage	44.4%	78.0%	50.3%	84.4%	76.3%	46.1%		52.6%

September 30, 2005
Systems revenues	$3,186,577	$—	$—	$—	$—	$—	$—	$3,186,577
Software revenues	881,758	727,728	—	200,047	—	—	—	1,809,533
Services revenues	—	490,829	1,368,656	72,230	—	25,863	—	1,957,578

Total revenues	4,068,335	1,218,557	1,368,656	272,277	—	25,863	—	6,953,688
Cost of sales	2,269,902	236,154	635,262	31,982	—	13,663	58,245	3,245,208

Gross profit	$1,798,433	$982,403	$733,394	$240,295	$—	$12,200	$(58,245)	$3,708,480

Gross profit percentage	44.2%	80.6%	53.6%	88.3%		47.2%		53.3%

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
United States	$1,652,212	$1,369,690	$4,551,594	$3,979,586
Europe, Middle East and Africa	762,489	638,785	2,255,326	1,942,933
Asia Pacific	283,540	265,204	798,276	770,753
Latin America, Mexico and Canada	117,065	92,063	335,320	260,416

Total	$2,815,306	$2,365,742	$7,940,516	$6,953,688

No country other than the United States accounted for 10% or more of revenues during the three or nine months ended September 30, 2006 or 2005.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,293.8 million at September 30, 2006 and $6,527.8 million at December 31, 2005. No country other than the United States accounted for 10% or more of these assets at September 30, 2006 or at December 31, 2005. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $323.5 million at September 30, 2006 and $271.0 million at December 31, 2005.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended September 30, 2006 and 2005, sales to Dell Inc. accounted for 15.1% and 11.1%, respectively, of our total revenues. For the nine months ended September 30, 2006 and 2005, sales to Dell Inc. accounted for 14.5% and 11.1% respectively, of our total revenues. Revenues from Dell Inc. are classified within all segments, except for security and other businesses.

13.  Retirement Plans and Retiree Medical Benefits

401(k) Plan

We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the U.S. Internal Revenue Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contribution amounted to $10.5 million and $9.5 million and $30.8 million and $27.2 million for the three and nine months ended September 30, 2006 and 2005, respectively.

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At September 30, 2006, the Pension Plan held $0.3 million of our common stock.

The components of net periodic benefit credit of the Pension Plan are as follows (table in thousands):

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Interest cost	$5,017	$4,741
Expected return on plan assets	(7,425)	(7,050)
Amortization of transition asset	—	(153)
Recognized actuarial loss	2,017	1,589

Net periodic benefit credit	$(391)	$(873)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Interest cost	$15,051	$14,222
Expected return on plan assets	(22,276)	(21,151)
Amortization of transition asset	—	(458)
Recognized actuarial loss	6,052	4,768

Net periodic benefit credit	$(1,173)	$(2,619)

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

The components of net periodic benefit cost are as follows (table in thousands):

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Interest cost	$98	$60
Expected return on plan assets	(9)	(7)
Amortization of transition asset	(25)	(25)
Recognized actuarial loss (gain)	19	(10)

Net periodic benefit cost	$83	$18

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Interest cost	$294	$180
Expected return on plan assets	(27)	(22)
Amortization of transition asset	(75)	(75)
Recognized actuarial loss (gain)	57	(30)

Net periodic benefit cost	$249	$53

14.  Income Taxes

Our effective income tax rate was 26.6% and 22.2% for the three and nine months ended September 30, 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other discrete tax items.

For the three and nine months ended September 30, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and nine months ended September 30, 2006, we recognized tax benefits of $12.2 million and $56.9 million, respectively. The $12.2 million benefit recognized during the third quarter of 2006 resulted primarily from a reduction in certain income tax contingencies. The net benefit recognized during the nine months ended September 30, 2006 includes a $33.3 million benefit from the favorable resolution of certain income tax audits and a $23.6 million benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these benefits were non-deductible IPR&D charges totaling $23.0 million for the three months ended September 30, 2006 and $35.4 million for the nine months ended September 30, 2006.

Our effective income tax rate was 0.6% for the three months ended September 30, 2005 and 17.0% for the nine months ended September 30, 2005. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and nine month periods ended September 30, 2005, we recognized a $105.7 million and $113.1 million benefit, respectively, resulting from the favorable resolution of certain income tax audits and expiration of statutes of limitations. Partially offsetting this benefit for the nine months ended September 30, 2005 was a non-deductible IPR&D charge of $3.1 million incurred in connection with a business acquisition.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  Subsequent Event

In October 2006, we announced plans to implement consolidation efforts designed to further integrate EMC and the majority of the businesses we have acquired over the past three years. The actions are expected to result in the departure of approximately 1,250 employees worldwide by the end of 2007 and cost reductions resulting from the rationalization of other non-employee-related activities. As a result, we estimate that we will record a pre-tax charge of between $150.0 million and $175.0 million or $0.06 per diluted share in the fourth quarter of 2006 to cover the cost of these consolidation efforts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements do not include the impact of any potential mergers, acquisitions, divestitures or business combinations that may be announced or closed after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ requirements. Our results of operations were impacted by a significant increase in stock-based compensation expense as a result of our adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”) for 2006, as described further below. We selected the modified prospective transition method, which does not result in the restatement of results from prior periods, and accordingly, our gross and operating margins as a percentage of total revenue declined during the first nine months of 2006 compared to the corresponding period in 2005. We expect this decline in year-over-year quarterly comparisons to continue until the first quarter of 2007, when both the 2006 and 2007 results will include the effect of accounting for stock-based compensation under FAS No. 123R. We have increased our overall investment in research and development (“R&D”) from $254.7 and $742.4 for the three and nine months ended September 30, 2005, respectively, to $312.3 and $895.2 (which includes incremental stock-based compensation expense of $13.5 and $39.7, respectively) for the three and nine months ended September 30, 2006. These R&D expenditures have enabled us to introduce new and enhanced products. We have also made acquisitions over the past three years to expand our offerings. We plan to continue to focus our efforts in 2006 on growing revenues and improving operating margins.

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

Total after-tax stock-based compensation expense, which consists of expense from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $75.6 and $235.9 for the three and nine months ended September 30, 2006. For periods prior to our adoption of FAS No. 123R on January 1, 2006, stock-based compensation expense consisted exclusively of expense from restricted stock awards and the amortization of deferred compensation costs associated with stock options issued as consideration in various acquisitions. Accordingly, our financial results for the three and nine months ended September 30, 2006 were not prepared on a comparative basis to our financial results for the three and nine months ended September 30, 2005. Total after-tax stock-based compensation expense for the three and nine months ended September 30, 2005 was $14.3 and $36.4.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the three and nine months ended September 30, 2006, our Black-Scholes option model included the following weighted average assumptions for our employee stock options and ESPP:

Three Months Ended September 30, 2006

	Stock Options	ESPP
Dividend yield	None	None
Expected volatility	36.2%	28.3%
Risk-free interest rate	4.87%	5.21%
Expected life (in years)	4.0	0.5
Weighted-average fair value at grant date	$3.46	$2.61

Nine Months Ended September 30, 2006

	Stock Options	ESPP
Dividend yield	None	None
Expected volatility	35.9%	27.3%
Risk-free interest rate	4.84%	4.68%
Expected life (in years)	4.0	0.5
Weighted-average fair value at grant date	$3.74	$2.99

To determine an expected volatility assumption required in the Black-Scholes option pricing model, we used a combination of implied volatility for six month and two year traded options on our stock as well as our historical stock price volatility. The expected term assumption is based upon actual historical exercises and cancellations of EMC stock options. We are using the same methodology to calculate expected volatility and expected term that was used prior to our adoption of FAS No. 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and ESPP. The dividend yield assumption is based on the history and expectation of dividend payouts. Stock-based compensation expense recognized within a given reporting period is based on awards that are expected to vest in current or future periods. Accordingly, recognized stock-based compensation expense from stock options and ESPP is reduced for expected forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. See Note 9 to our consolidated financial statements for more information regarding our implementation of FAS No. 123R.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended		$ Change	% Change
	September 30, 2006	September 30, 2005
EMC information storage products	$1,609.2	$1,376.3	$232.9	16.9%
EMC multi-platform software	482.8	409.0	73.8	18.0
EMC services	495.1	472.0	23.1	4.9
VMware	188.5	101.3	87.2	86.1
Security	37.8	—	37.8	NM
Other businesses	2.0	7.2	(5.2)	(72.2)

Total revenues	$2,815.3	$2,365.7	$449.6	19.0%

NM – not measurable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended		$ Change	% Change
	September 30, 2006	September 30, 2005
EMC information storage products	$4,543.6	$4,068.3	$475.3	11.7%
EMC multi-platform software	1,416.2	1,218.6	197.6	16.2
EMC services	1,458.9	1,368.7	90.2	6.6
VMware	477.0	272.3	204.7	75.2
Security	37.8	—	37.8	NM
Other businesses	7.1	25.9	(18.8)	(72.6)

Total revenues	$7,940.5	$6,953.7	$986.8	14.2%

NM – not measurable

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

The EMC information storage products segment revenues include information storage systems and platform-based software revenues. Information storage systems revenues were $1,295.5 and $1,091.9 for the third quarters of 2006 and 2005, respectively, representing an increase of 18.6% and were $3,666.0 and $3,186.6 for the first nine months of 2006 and 2005, respectively, representing an increase of 15.0%. The increase for both periods was due to greater demand for these products attributable to wider acceptance of information lifecycle management-based solutions, a broadened product portfolio and increased demand for IT infrastructure. The growth rate in information storage system revenues for the third quarter of 2006 benefited from the fulfillment of orders which we were unable to fill at the end of the second quarter of 2006 due to insufficient levels of inventory. Platform-based software revenues were $313.7 and $284.4 for the third quarters of 2006 and 2005, respectively, representing an increase of 10.3% and were $877.5 and $881.8 for the first nine months of 2006 and 2005, respectively, representing a decrease of 0.5%. Platform-based software revenues consist of revenues from software whose operation generally controls and enables functions that take place within an EMC storage system. The increase in platform-based software revenues for the three months ended September 30, 2006 was attributable to an increase in information storage system sales. The decrease in platform-based software revenues for the nine months ended September 30, 2006 was attributable to a change in the mix of mid-range information storage systems sold resulting in more units with lower software content. Additionally, within our high-end storage system product line, the mix of storage systems sold in the first nine months of 2006 compared to the first nine months of 2005 resulted in less platform-based software revenues.

The EMC multi-platform software segment revenues include software license, software maintenance, other services revenues and systems revenues. Software licenses revenues were $270.1 and $239.1 for the third quarters of 2006 and 2005, respectively, representing an increase of 13.0% and were $804.2 and $727.7 for the first nine months of 2006 and 2005, respectively, representing an increase of 10.5%. Software license revenue for the three months ended September 30, 2006 increased primarily due to higher demand for resource management software which increased 17% over the prior comparable quarter and content management software which increased 11% over the prior comparable quarter. Software license revenue for the nine months ended September 30, 2006 increased primarily due to higher demand for content management software which increased 49% over the prior comparable period. Software maintenance and other services revenues were $212.6 and $169.9 for the third quarters of 2006 and 2005, respectively, representing an increase of 25.1% and were $603.9 and $490.8 for the first nine months of 2006 and 2005, respectively, representing an increase of 23.0%. The increase in software maintenance and other services revenues for the three and nine months ended September 30, 2006 was primarily attributable to higher software maintenance revenues across product lines.

The EMC services segment revenues include platform-based software and hardware maintenance and professional services revenues. EMC services revenues were $495.1 and $472.0 for the third quarters of 2006 and 2005, respectively, representing an increase of 4.9% and were $1,458.9 and $1,368.7 for the first nine months of 2006 and 2005, respectively, representing an increase of 6.6%. EMC services revenues increased in both the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to greater demand for our platform-based software support. Additionally, increased demand for professional services, largely to support and implement information lifecycle management-based solutions, contributed to the increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The VMware segment revenues include software license, software maintenance and other services revenues. Software license revenues were $125.5 and $71.8 for the third quarters of 2006 and 2005, respectively, representing an increase of 74.8% and were $331.2 and $200.0 for the first nine months of 2006 and 2005, respectively, representing an increase of 65.6%. The revenue increase for both the three and nine months ended September 30, 2006 was attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. Software maintenance and services revenues were $63.0 and $29.4 for the third quarters of 2006 and 2005, respectively, representing an increase of 114.3% and were $145.9 and $72.2 for the first nine months of 2006 and 2005, respectively, representing an increase of 102.1%. The revenue increase was primarily due to higher software maintenance revenues associated with the growth in sales of virtualization software product offerings.

The security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence. The security segment provides technologies to secure information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle and includes systems, software license, software maintenance and other services revenues. Total revenues for the period from the dates of acquisition through September 30, 2006 were $37.8.

The other businesses segment revenues consist of revenues from AViiON maintenance services. These revenues are expected to continue to decline in future years, as we have discontinued selling AViiON servers.

Revenues by geography were as follows:

	For the Three Months Ended		% Change
	September 30, 2006	September 30, 2005
United States	$1,652.2	$1,369.7	20.6%
Europe, Middle East and Africa	762.5	638.8	19.4
Asia Pacific	283.5	265.2	6.9
Latin America, Mexico and Canada	117.1	92.1	27.1

	For the Nine Months Ended		% Change
	September 30, 2006	September 30, 2005
United States	$4,551.6	$3,979.6	14.4%
Europe, Middle East and Africa	2,255.3	1,942.9	16.1
Asia Pacific	798.3	770.8	3.6
Latin America, Mexico and Canada	335.3	260.4	28.8

Revenue increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 in all of our markets due to greater demand for our products and services. The lower growth rate in the Asia Pacific markets for both periods was primarily attributable to lower levels of demand in Japan. Changes in exchange rates favorably impacted revenue growth by 0.7% for the three months ended September 30, 2006 and adversely impacted revenue growth by 0.8% for the nine months ended September 30, 2006, respectively. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income:

	For the Three Months Ended		$ Change	% Change
	September 30, 2006	September 30, 2005
Cost of revenue:
EMC information storage products	$886.2	$764.3	$121.9	15.9%
EMC multi-platform software	114.8	77.2	37.6	48.7
EMC services	250.2	211.5	38.7	18.3
VMware	33.9	11.9	22.0	184.9
Security	8.9	—	8.9	NM
Other businesses	0.7	3.8	(3.1)	(81.6)
Corporate reconciling items	36.8	19.4	17.4	89.7

Total cost of revenue	1,331.6	1,088.1	243.5	22.4

Gross margins:
EMC information storage products	723.0	612.0	111.0	18.1
EMC multi-platform software	368.0	331.8	36.2	10.9
EMC services	244.8	260.5	(15.7)	(6.0)
VMware	154.6	89.3	65.3	73.1
Security	28.8	—	28.8	NM
Other businesses	1.3	3.4	(2.1)	(61.8)
Corporate reconciling items	(36.8)	(19.4)	(17.4)	(89.7)

Total gross margin	1,483.7	1,277.6	206.1	16.1
Operating expenses:
Research and development	312.3	254.7	57.6	22.6
Selling, general and administrative	809.1	641.2	167.9	26.2
In-process research and development	23.0	—	23.0	NM
Restructuring (credits) charges	(2.8)	5.8	(8.6)	NM

Total operating expenses	1,141.6	901.8	239.8	26.6

Operating income	342.1	375.8	(33.7)	(9.0)
Investment income, interest expense and other expenses, net	44.4	48.5	(4.1)	(8.5)

Income before income taxes	386.5	424.3	(37.8)	(8.9)
Provision for income taxes	102.9	2.7	100.2	3,711.1

Net income	$283.7	$421.7	$(138.0)	(32.7)%

NM – not measurable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended		$ Change	% Change
	September 30, 2006	September 30, 2005
Cost of revenue:
EMC information storage products	$2,525.0	$2,269.9	$255.1	11.2%
EMC multi-platform software	312.0	236.2	75.8	32.1
EMC services	725.3	635.3	90.0	14.2
VMware	74.4	32.0	42.4	132.5
Security	8.9	—	8.9	NM
Other businesses	3.8	13.7	(9.9)	(72.3)
Corporate reconciling items	116.0	58.2	57.8	99.3

Total cost of revenue	3,765.4	3,245.2	520.2	16.0

Gross margins:
EMC information storage products	2,018.6	1,798.4	220.2	12.2
EMC multi-platform software	1,104.1	982.4	121.7	12.4
EMC services	733.6	733.4	0.2	—
VMware	402.6	240.3	162.3	67.5
Security	28.8	—	28.8	NM
Other businesses	3.3	12.2	(8.9)	(73.0)
Corporate reconciling items	(116.0)	(58.2)	(57.8)	(99.3)

Total gross margin	4,175.1	3,708.5	466.6	12.6
Operating expenses:
Research and development	895.2	742.4	152.8	20.6
Selling, general and administrative	2,339.3	1,899.6	439.7	23.1
In-process research and development	35.4	3.1	32.3	1,041.9
Restructuring (credits) charges	(4.4)	3.7	(8.1)	NM

Total operating expenses	3,265.6	2,648.8	616.8	23.3

Operating income	909.5	1,059.7	(150.2)	(14.2)
Investment income, interest expense and other expenses, net	168.5	127.6	40.9	32.1

Income before income taxes	1,078.0	1,187.3	(109.3)	(9.2)
Provision for income taxes	239.4	202.4	37.0	18.3
Cumulative effect of a change in accounting principle	(3.4)	—	(3.4)	NM

Net income	$835.2	$984.9	$(149.7)	(15.2)%

NM – not measurable

Gross Margins

Our overall gross margin percentages were 52.7% and 54.0% for the third quarters of 2006 and 2005, respectively. Incremental stock-based compensation expense recognized within cost of product sales and cost of services as a result of adopting FAS No. 123R was $10.7 for the third quarter of 2006, negatively impacting our overall gross margin by 0.4%. Additionally, our overall gross margin was negatively impacted 1.1% by the EMC services segment, 0.5% by the EMC information storage products segment and 0.2% by increases in intangible amortization expense associated with acquisitions that occurred over the past year. Our overall gross margin was favorably impacted 0.7% by the VMware segment and 0.3% by the incremental margin generated from the security segment as a result of the acquisitions of RSA and Network Intelligence during the third quarter of 2006. Our overall gross margin percentages were 52.6% and 53.3% for the first nine months of 2006 and 2005, respectively. Incremental stock-based compensation expense recognized within cost of product sales and cost of services as a result of adopting FAS No. 123R was $41.1 for the nine months ended September 30, 2006, negatively impacting our overall gross margin by 0.5%. Additionally, our overall gross margin was negatively impacted 0.6% by the EMC services segment, 0.4% by the EMC information storage products segment and 0.2% by intangible amortization expense associated with acquisitions that occurred over the past year. Our overall gross margin was favorably impacted 0.7% by the VMware segment and 0.2% by the EMC multi-platform software segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The corporate reconciling items were added during the three and nine months ended September 30, 2006 to capture stock-based compensation and acquisition-related intangible asset amortization expenses which management does not use in evaluating the performance of its operating segments. As a result, the information provided for our gross margins by individual segment was prepared on a comparable basis for the three and nine months ended September 30, 2006 and 2005.

The gross margin percentages for the EMC information storage products segment were 44.9% and 44.5% for the third quarters of 2006 and 2005, respectively. The increase in the gross margin percentage was primarily attributable to higher gross margins earned on our platform-based software license revenues. This favorable impact was partially offset by a reduction in the mix of software license revenues as a percentage of total segment revenues, from 20.7% during the third quarter of 2005 to 19.5% for the corresponding period in 2006. Software license revenues generally provide a higher gross margin percentage than systems revenues. The gross margin percentages for the EMC information storage products segment remained relatively constant at 44.4% and 44.2% for the first nine months of 2006 and 2005, respectively.

The gross margin percentages for the EMC multi-platform software segment were 76.2% and 81.1% for the third quarters of 2006 and 2005, respectively, and were 78.0% and 80.6% for the first nine months of 2006 and 2005, respectively. The decrease in gross margin percentages for both periods was primarily due to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined from 58.5% and 59.7% for the three and nine months ended September 30, 2005, respectively, to 55.9% and 56.8% for the corresponding periods in 2006. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for the EMC services segment were 49.5% and 55.2% for the third quarters of 2006 and 2005, respectively, and were 50.3% and 53.6% for the first nine months of 2006 and 2005, respectively. The decrease in gross margin percentages for both periods was primarily attributable to lower margins generated on both our maintenance and professional services businesses resulting from increased labor and third party maintenance costs.

The gross margin percentages for the VMware segment were 82.0% and 88.2% for the third quarters of 2006 and 2005, respectively, and were 84.4% and 88.3% for the first nine months of 2006 and 2005, respectively. The decrease in gross margin percentage for both periods was primarily attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined from 71.0% and 73.5% for the three and nine months ended September 30, 2005, respectively, to 66.6% and 69.4% for the corresponding periods in 2006. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentage for the security segment was 76.3% for the third quarter of 2006. The security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence.

The gross margin percentages for our other businesses segment were 62.8% and 47.4% for the third quarters of 2006 and 2005, respectively, and were 46.1% and 47.2% for the first nine months of 2006 and 2005, respectively. Overall business activity in this segment declined for both periods as the volume of AViiON maintenance contracts decreased as a result of our decision to discontinue selling this product.

The corporate reconciling items include stock-based compensation expense and acquisition-related intangible asset amortization expense. The amounts were $36.8 and $116.0 for the three and nine months ended September 30, 2006, respectively, compared to $19.4 and $58.2 for the three and nine months ended September 30, 2005, respectively. Acquisition-related intangible asset amortization expense was $23.2 and $66.6 for the three and nine months ended September 30, 2006, respectively, compared to $18.2 and $54.4 for the three and nine months ended September 30, 2005, respectively. The increase in both periods was due to additional acquisitions which were consummated subsequent to September 30, 2005. Stock-based compensation expense was $13.6 and $49.4 for the three and nine months ended September 30, 2006, respectively, compared to $1.2 and $3.8 for the three and nine months ended September 30, 2005, respectively. The stock-based compensation expense increase for both periods was primarily due to incremental expense incurred as a result of the adoption of FAS No. 123R.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Research and Development

As a percentage of revenues, R&D expenses were 11.1% and 10.8% for the third quarters of 2006 and 2005, respectively, and were 11.3% and 10.7% for the first nine months of 2006 and 2005, respectively. In addition, we incurred $56.5 and $38.7 during the third quarters of 2006 and 2005, respectively, and $152.6 and $121.2 during the first nine months of 2006 and 2005, respectively, on software development costs which were capitalized. Incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R was $13.5 and $39.7 for the three and nine months ended September 30, 2006, respectively, negatively impacting R&D as a percentage of revenue by 0.5% and 0.5%, respectively. R&D spending includes research and development on new product offerings and enhancements to our software and information storage systems. In addition to incremental stock-based compensation expense, the remaining increase in R&D expenses for the three and nine months ended September 30, 2006 compared to the same periods in 2005 consisted of increased investments to support new product development.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 28.7% and 27.1% for the third quarters of 2006 and 2005, respectively, and were 29.5% and 27.3% for the first nine months of 2006 and 2005, respectively. Incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R was $31.5 and $103.2 for the three and nine months ended September 30, 2006, respectively, negatively impacting SG&A as a percentage of revenues by 1.1% and 1.3%, respectively. In addition to incremental stock-based compensation expense, the majority of the increase in SG&A expenses for the three and nine months ended September 30, 2006 compared to the same periods in 2005 consisted of increases to support our newly acquired higher growth businesses. The expense increases were primarily incremental selling costs and salaries and benefits associated with personnel for these businesses.

In-process Research and Development

In-process research and development (“IPR&D”) was $23.0 for the third quarter of 2006 with no charge for the corresponding period in 2005, and was $35.4 and $3.1 for the first nine months of 2006 and 2005, respectively. The increase in IPR&D for both the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily attributable to an increase in the number of acquisitions.

Restructuring (Credits) Charges

During the three months ended September 30, 2006, we incurred restructuring credits of $2.8 consisting of net reductions of prior restructuring programs. For the nine months ended September 30, 2006, we incurred restructuring credits of $4.4 consisting of a $0.4 charge associated with vacating leased facilities partially offset by a net reduction from our prior restructuring programs of $4.8. The reductions in the three and nine months ended were primarily attributable to lower than expected severance payments, partially offset by higher costs associated with vacating leased facilities.

The activity for the 2006, 2005 and prior restructuring programs for the three and nine months ended September 30, 2006 and 2005, respectively, is presented below:

2006 Restructuring Program

Three Months Ended September 30, 2006

Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$0.4	$—	$(0.1)	$0.3

Total	$0.4	$—	$(0.1)	$0.3

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Initial Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$—	$0.4	$(0.1)	$0.3

Total	$—	$0.4	$(0.1)	$0.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

2005 Restructuring Programs

Three Months Ended September 30, 2006

Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$44.2	$(0.1)	$(14.7)	$29.4
Consolidation of excess facilities	0.1	(0.1)	—	—

Total	$44.3	$(0.2)	$(14.7)	$29.4

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$79.8	$(1.3)	$(49.1)	$29.4
Consolidation of excess facilities	—	0.1	(0.1)	—

Total	$79.8	$(1.2)	$(49.2)	$29.4

Three Months Ended September 30, 2005
Category	Balance as of June 30, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$2.1	$—	$(0.4)	$1.7

Total	$2.1	$—	$(0.4)	$1.7

Nine Months Ended September 30, 2005
Category	Balance as of December 31, 2004	Initial Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$—	$3.1	$(1.4)	$1.7

Total	$—	$3.1	$(1.4)	$1.7

The 2005 restructuring programs included two separate reductions in workforce, one that commenced in the first quarter of 2005 that covered approximately 60 employees and a second which commenced in the fourth quarter of 2005 that covered approximately 1,000 employees. As of September 30, 2006, approximately 200 employees have yet to be terminated under these restructuring programs.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2004. The activity for these programs for the three and nine months ended September 30, 2006 and 2005, respectively, is presented below:

Three Months Ended September 30, 2006

Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$4.4	$(0.8)	$(0.4)	$3.2
Consolidation of excess facilities	57.1	(1.7)	(3.9)	51.5

Total	$61.5	$(2.6)	$(4.3)	$54.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$9.4	$(2.8)	$(3.5)	$3.2
Consolidation of excess facilities	65.4	(0.9)	(13.1)	51.5

Total	$74.8	$(3.6)	$(16.6)	$54.6

Three Months Ended September 30, 2005
Category	Balance as of June 30, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$16.3	$(1.0)	$(3.2)	$12.1
Consolidation of excess facilities	69.3	6.8	(5.6)	70.6

Total	$85.6	$5.8	$(8.8)	$82.7

Nine Months Ended September 30, 2005
Category	Balance as of December 31, 2004	Adjustment to the Provision	Utilization	Balance as of September 30, 2005
Workforce reductions	$22.3	$(1.0)	$(9.2)	$12.1
Consolidation of excess facilities	92.9	1.6	(24.0)	70.6

Total	$115.3	$0.6	$(33.2)	$82.7

Adjustments to the provision during the three and nine months ended September 30, 2006 were primarily attributable to lower than expected costs associated with vacating leased facilities and lower than expected severance payments. Substantially all employees included in the prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid through 2015.

The adjustments to the provision for the three and nine months ended September 30, 2005 were primarily attributable to higher than expected costs associated with vacating excess facilities and lower than expected severance payments.

In October 2006, we announced plans to implement consolidation efforts designed to further integrate EMC and the majority of the businesses we have acquired over the past three years. The actions are expected to result in the departure of approximately 1,250 employees worldwide by the end of 2007 and cost reductions resulting from the rationalization of other non-employee-related activities. As a result, we estimate that we will record a pre-tax charge of between $150.0 and $175.0 or $0.06 per diluted share in the fourth quarter of 2006 to cover the cost of these consolidation efforts.

Investment Income

Investment income was $51.2 and $48.0 for the third quarters of 2006 and 2005, respectively, and was $174.7 and $134.5 for the first nine months of 2006 and 2005, respectively. Investment income was earned primarily from investments in cash and cash equivalents and short and long-term investments. Investment income increased during the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to greater yields on investments and decreased realized losses on investments. The increase in investment income for both periods was partially offset by lower average outstanding cash and investment balances, primarily due to a significant increase in repurchases of our common stock in the open market. The weighted average return on investments, excluding realized gains, was 4.4% and 3.5% for the third quarters of 2006 and 2005, respectively, and was 4.2% and 3.3% for the first nine months of 2006 and 2005, respectively. Realized losses were $9.1 and $16.6 for the third quarters of 2006 and 2005, respectively, and were $24.0 and $43.2 for the first nine months of 2006 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Interest Expense

Interest expense was $5.8 and $1.9 for the third quarters of 2006 and 2005, respectively, and was $8.4 and $5.9 for the first nine months of 2006 and 2005, respectively. Interest expense for the third quarter of 2006 was primarily attributable to interest associated with $2,200.0 of borrowings under our six-month unsecured credit facility used to finance the acquisition of RSA. Interest expense for the nine months ended September 30, 2006 included both interest on the aforementioned borrowings and interest associated with our $125.0 4.5% Senior Convertible Notes due April 1, 2007 (the “Notes”), which were assumed in connection with the Documentum acquisition and redeemed in April 2006. Interest expense for both the three and nine months ended September 30, 2005 was primarily attributable to interest incurred on the Notes.

Other (Expense) Income, Net

Other (expense) income, net was $(0.9) and $2.4 for the third quarters of 2006 and 2005, respectively, and was $2.2 and $(0.9) for the first nine months of 2006 and 2005, respectively. The decrease in other income for the third quarter of 2006 compared to the same period in 2005 was primarily attributable to lower net gains from the sales of strategic investments, partially offset by a decrease in foreign currency transaction losses. The increase in other income for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to a decrease in foreign currency transaction losses and higher net gains from the sales of strategic investments.

Provision for Income Taxes

Our effective income tax rate was 26.6% and 22.2% for the three and nine months ended September 30, 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other discrete tax items.

For the three and nine months ended September 30, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and nine months ended September 30, 2006, we recognized tax benefits of $12.2 and $56.9, respectively. The $12.2 benefit recognized during the third quarter of 2006 resulted primarily from a reduction in certain income tax contingencies. The net benefit recognized during the nine months ended September 30, 2006 includes a $33.3 benefit from the favorable resolution of certain income tax audits and a $23.6 benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these benefits were non-deductible IPR&D charges totaling $23.0 for the three months ended September 30, 2006 and $35.4 for the nine months ended September 30, 2006.

Our effective income tax rate was 0.6% for the three months ended September 30, 2005 and 17.0% for the nine months ended September 30, 2005. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and nine month periods ended September 30, 2005, we recognized a $105.7 and $113.1 benefit, respectively, resulting from the favorable resolution of certain income tax audits and expiration of statutes of limitations. Partially offsetting this benefit for the nine months ended September 30, 2005 was a non-deductible IPR&D charge of $3.1 incurred in connection with a business acquisition.

We are currently undergoing several tax audits in different countries in which we operate. Although the timing and the final outcome cannot be determined, we currently estimate the resolution of the audits may result in an income tax benefit of approximately $50.0 in the fourth quarter of 2006. The benefit will be recognized in the quarter in which the audits are finalized. Absent these adjustments, we expect our income tax rate for the remainder of 2006 to be approximately 26%; however, the rate is subject to change based on the percent of our income derived in different countries and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits.

Financial Condition

Cash provided by operating activities was $1,487.5 and $1,619.2 for the nine months ended September 30, 2006 and 2005, respectively. Cash received from customers was $8,074.0 and $7,149.4 for the nine months ended September 30, 2006 and 2005,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

respectively. The increase was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $6,311.0 and $5,646.1 for the nine months ended September 30, 2006 and 2005, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 30,600 and 25,200 at September 30, 2006 and 2005, respectively. The majority of the headcount increase was due to the general growth of the business, as well as the acquisitions consummated subsequent to September 30, 2005. Greater levels of inventory purchases to support the transition to our next generation storage systems also contributed to the increased amounts of payments to suppliers. Inventory increased from $724.8 at December 31, 2005 to $895.1 at September 30, 2006. The increase was primarily attributable to higher inventory levels for new products to support our product transitions and anticipated demand for these products in the fourth quarter of 2006. Cash received from dividends and interest was $198.7 and $184.1 for the nine months ended September 30, 2006 and 2005, respectively. The improvement was due to higher rates of return received on our short and long-term investments. For the nine months ended September 30, 2006 and 2005, we paid $471.1 and $61.2, respectively, in income taxes. The payments for both periods represent our net payouts of international, federal and state income tax liabilities, primarily associated with the remainder of income taxes due for taxable income earned in fiscal years 2005 and 2004, respectively, and estimated tax payments associated with taxable income earned during the nine months ended September 30, 2006 and 2005, respectively. Our tax payments for the nine months ended September 30, 2006 were higher compared to the nine months ended September 30, 2005 due to a combination of higher pre-tax income and a reduction in the amount of net operating losses available to reduce our taxable income.

Cash used for investing activities was $2,139.4 and $1,138.3 for the nine months ended September 30, 2006 and 2005, respectively. Cash paid for business acquisitions, net of cash acquired for the nine months ended September 30, 2006 was $2,464.2 compared to $350.0 for the nine months ended September 30, 2005. Capital additions were $506.1 and $419.0 for the nine months ended September 30, 2006 and 2005, respectively. The increase in capital spending during the first nine months of 2006 compared to the same period in 2005 was attributable to various IT initiatives to further integrate our acquisitions, to enable us to more effectively service our growing customer base and implement new infrastructure to support the overall growth of the business. Capitalized software development costs were $152.6 and $121.2 for the first nine months of 2006 and 2005, respectively. Net sales (purchases) and maturities of investments were $1,004.3 and $(240.0) for the nine months ended September 30, 2006 and 2005, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used for financing activities was $235.7 and $453.5 for the nine months ended September 30, 2006 and 2005, respectively. Our principal financing activity has been the repurchase of our common stock in the open market. Our Board of Directors has authorized the repurchase of 500.0 million shares of our common stock. For the nine months ended September 30, 2006, we repurchased 207.7 million shares of our common stock. Cumulatively, we have repurchased 340.1 million shares at a total cost of $4,144.3. We spent $2,464.9 and $603.4 on such repurchases during the nine months ended September 30, 2006 and 2005, respectively. Total payments of short and long-term obligations for the nine months ended September 30, 2006 and 2005 were $127.5 and $3.0, respectively. The increase in total payments was primarily attributable to $126.1 paid to redeem the outstanding principal balance of the Notes assumed in connection with the Documentum acquisition. We plan to spend at least an aggregate of $3,000.0 in 2006 on common stock repurchases and the redemption of the Notes. Proceeds from short and long-term obligations for the nine months ended September 30, 2006 and 2005 were $2,200.1 and $0.2, respectively. In 2006, we borrowed $2,200.0 under a six-month unsecured credit facility to finance the acquisition of RSA. Interest on the borrowing under the credit agreement is LIBOR for a specified period plus a margin rate of 0.50% per annum and will be adjusted on a monthly basis. At September 30, 2006, the interest rate was 5.875%. The credit agreement contains certain affirmative and negative covenants, including certain restrictions with respect to liens, mergers and incurrence of indebtedness. In addition, payment under the credit agreement may be accelerated following certain customary events of default including, but not limited to, (i) failure to make payments under the credit agreement when due, (ii) the voluntary filing by EMC for bankruptcy or (iii) the entry of any judgment in excess of $100.0 against EMC, the enforcement of which remains unstayed. Notwithstanding acceleration pursuant to an event of default, the borrowing is scheduled to mature on March 15, 2007. At September 30, 2006, we were in compliance with the covenants. We generated $144.6 and $152.7 during the nine months ended September 30, 2006 and 2005, respectively, from the exercise of stock options.

Depreciation and amortization expense was $556.0 and $474.9 for the first nine months of 2006 and 2005, respectively. The increase in depreciation and amortization expense was primarily attributable to intangible amortization expense associated with the acquisitions consummated after September 30, 2005. Higher amortization expense associated with a growth in capitalized software development costs also contributed to the increase. Lastly, a general growth in our property, plant and equipment balances resulted in greater depreciation expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

We have available for use a credit line of $50.0 in the United States. As of September 30, 2006, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2006, we were in compliance with the covenants.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively aside from a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“FAS No. 158”), effective for public companies for fiscal years ending after December 15, 2006. FAS No. 158 requires an employer to recognize in its statement of financial position the net funded status of a defined benefit postretirement plan, recognize as a component of other comprehensive income the gains or losses and the prior service costs or credits that are excluded from net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the gains or losses, the prior service costs or credits and the transition assets or obligations. We are currently evaluating the potential impact of FAS No. 158 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both of the two widely-recognized methods for quantifying the effects of financial misstatements. We will initially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

apply the provisions of SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are currently evaluating the potential impact of SAB No. 108 on our financial position and results of operations.

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

In making its assessment of the changes in internal control over financial reporting as of September 30, 2006, our management excluded the evaluation of the disclosure controls and procedures of RSA, which was acquired by EMC on September 15, 2006. See Note 2 to the consolidated financial statements (Business Acquisitions and Goodwill) under Item 1 for a discussion of the acquisition.

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

The markets in which we do business are highly competitive and we encounter aggressive price competition for all of our products and services from numerous companies globally. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide storage-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product and service prices, and reductions in product and service prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures are likely to continue.

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

From time to time, the Financial Standards Accounting Board (“FASB”) promulgates new accounting principles that are applicable to us. In the first quarter of 2006, we adopted FAS No. 123R. This standard requires us to expense the fair value of stock options issued to employees in our basic financial statements. This has adversely affected our results of operations. We currently estimate that the standard will adversely impact earnings for 2006 by approximately $0.09 per diluted share. The FASB has proposed or promulgated other standards, including modifying the accounting for income taxes, accounting for business combinations and fair value measurements. These proposed and new standards or other proposals could have a material adverse impact on our results of operations or financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended September 30, 2006, Dell Inc., one of our channel partners, accounted for 15.1% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2006

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	42,027,235		$10.49	42,024,059	233,799,671
August 1, 2006 – August 31, 2006	38,324,100		$10.49	38,232,600	195,567,071
September 1, 2006 – September 30, 2006	21,415,900		$11.55	21,415,900	174,151,171

Total	101,767,235	(2)	$10.71	101,672,559	174,151,171

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to previously announced authorizations by our Board of Directors in October 2002 and April 2006 to repurchase 500.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 94,676 shares withheld from employees for the payment of taxes.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

(a) Exhibits

See index to Exhibits on page 50 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 6, 2006	By:	/S/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (1)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 6, 2006 (No. 33-03656).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).