Form 10-Q
period 2007-03-31
EMC CORP
filed 2007-05-04
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2007 was 2,098,455,122.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

ASSETS	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$2,347,374	$1,828,106
Short-term investments	1,936,816	1,521,925
Accounts and notes receivable, less allowance for doubtful accounts of $33,546 and $39,509	1,542,351	1,692,214
Inventories	824,841	834,800
Deferred income taxes	419,624	418,146
Other current assets	248,657	225,396

Total current assets	7,319,663	6,520,587
Long-term investments	1,535,779	2,246,290
Property, plant and equipment, net	2,075,989	2,035,559
Deferred income taxes	109,350	104,446
Intangible assets, net	956,157	1,003,549
Other assets, net	629,478	638,655
Goodwill, net	5,995,892	6,017,161

Total assets	$18,622,308	$18,566,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$726,755	$680,263
Accrued expenses	1,458,330	1,592,022
Income taxes payable	27,941	63,806
Deferred revenue	1,552,615	1,325,671

Total current liabilities	3,765,641	3,661,762
Income taxes payable	213,077	219,342
Deferred revenue	732,252	780,124
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	121,560	129,312
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,098,455 and 2,122,339 shares	20,985	21,223
Additional paid-in capital	2,250,009	2,564,554
Retained earnings	8,113,609	7,794,493
Accumulated other comprehensive loss, net	(44,825)	(54,563)

Total stockholders’ equity	10,339,778	10,325,707

Total liabilities and stockholders’ equity	$18,622,308	$18,566,247

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Product	$2,112,426	$1,848,530
Services	862,579	702,157

	2,975,005	2,550,687
Costs and expenses:
Cost of product	1,038,478	917,897
Cost of services	366,587	299,447
Research and development	355,392	283,489
Selling, general and administrative	875,690	748,224
Restructuring credits	(2,670)	(1,194)

Operating income	341,528	302,824
Investment income	52,139	61,803
Interest expense	(18,293)	(2,010)
Other income, net	4,840	2,716

Income before taxes and cumulative effect of a change in accounting principle	380,214	365,333
Income tax provision	67,607	89,505

Income before cumulative effect of a change in accounting principle	312,607	275,828
Cumulative effect of a change in accounting principle, net of tax benefit of $0 and $808	—	(3,372)

Net income	$312,607	$272,456

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.15	$0.12
Cumulative effect of a change in accounting principle	—	—

Net income	$0.15	$0.12

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.15	$0.12
Cumulative effect of a change in accounting principle	—	—

Net income	$0.15	$0.11

Weighted average shares, basic	2,080,039	2,350,606

Weighted average shares, diluted	2,121,826	2,400,312

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Cash received from customers	$3,298,580	$2,878,265
Cash paid to suppliers and employees	(2,471,509)	(2,013,463)
Dividends and interest received	57,824	60,297
Interest paid	(3,201)	(2,020)
Income taxes paid	(73,011)	(285,901)

Net cash provided by operating activities	808,683	637,178

Cash flows from investing activities:
Additions to property, plant and equipment	(170,526)	(160,520)
Capitalized software development costs	(51,920)	(48,883)
Purchases of short and long-term available for sale securities	(1,891,806)	(2,185,463)
Sales and maturities of short and long-term available for sale securities	2,192,202	1,328,151
Business acquisitions, net of cash acquired	(3,261)	(18,759)
Other	(860)	(7,700)

Net cash provided by (used in) investing activities	73,829	(1,093,174)

Cash flows from financing activities:
Issuance of common stock	103,312	62,608
Repurchase of common stock	(488,662)	(376,056)
Excess tax benefits from stock-based compensation	12,812	6,309
Payment of short and long-term obligations	(620)	(314)
Proceeds from short and long-term obligations	2,229	70

Net cash used in financing activities	(370,929)	(307,383)

Effect of exchange rate changes on cash and cash equivalents	7,685	3,794

Net increase (decrease) in cash and cash equivalents	519,268	(759,585)
Cash and cash equivalents at beginning of period	1,828,106	2,322,370

Cash and cash equivalents at end of period	$2,347,374	$1,562,785

Reconciliation of net income to net cash provided by operating activities:
Net income	$312,607	$272,456
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	3,372
Depreciation and amortization	212,848	181,394
Stock-based compensation expense	83,347	103,616
Reductions in provision for doubtful accounts	(787)	(2,167)
Deferred income taxes, net	(457)	(31,121)
Excess tax benefits from stock-based compensation	(12,812)	(6,309)
Other	1,980	6,655
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	142,873	205,380
Inventories	18,302	41,498
Other assets	(11,068)	19,393
Accounts payable	45,685	54,746
Accrued expenses	(150,962)	(160,245)
Income taxes payable	(4,952)	(180,562)
Deferred revenue	181,489	124,365
Other liabilities	(9,410)	4,707

Net cash provided by operating activities	$808,683	$637,178

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$312,607	$272,456
Other comprehensive income (loss), net of taxes (benefit):
Foreign currency translation adjustments	7,249	788
Changes in market value of investments, including unrealized gains and losses and reclassification adjustments to net income, net of taxes (benefit) of $(2,469) and $104	2,560	(13,455)
Changes in market value of derivatives, net of tax benefit of $(7) and $(60)	(71)	(544)

Other comprehensive income (loss)	9,738	(13,211)

Comprehensive income	$322,345	$259,245

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

Company

EMC Corporation (“EMC”) and its subsidiaries develop, deliver and support the Information Technology (“IT”) industry’s broadest range of information infrastructure technologies and solutions that are designed to help individuals and organizations handle everything they need to do with their digital information.

EMC’s systems, software and services support our customers’ critical business processes by helping them build information infrastructures from the most comprehensive systems available to store, manage and protect information at the right service levels and the right costs. We refer to this as an information lifecycle management (“ILM”) strategy. Our information management software and solutions empower our customers to capture, manage and leverage structured and unstructured information – documents, images or emails – to support their business processes. Our virtual infrastructure software helps organizations respond to changing IT requirements by dynamically altering their computing and storage environments with flexible virtualization technologies. Our resource management software allows organizations to better understand, manage and automate the operation of their information infrastructure. Our information security division offers customers security solutions to assess the risk to their information, secure the people accessing information and the infrastructure, protect the confidentiality and integrity of the information itself, and manage security information and events to assure effectiveness and ease the burdens of compliance.

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements include the accounts of EMC and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2007.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to fairly state the results as of and for the three-month periods ended March 31, 2007 and 2006.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Investments

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with remaining maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of March 31, 2007, we had total short and long-term investments of approximately $3.5 billion.

Unrealized losses on investments at March 31, 2007 by investment category and length of time the investment has been in an unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$125,166	$(257)	$188,415	$(1,487)	$313,581	$(1,744)
U.S. corporate debt securities	14,983	(54)	168,337	(1,751)	183,320	(1,805)
Asset and mortgage-backed securities	57,452	(129)	217,114	(3,343)	274,566	(3,472)
Municipal obligations	263,991	(363)	250,462	(2,636)	514,453	(2,999)
Foreign debt securities	7,966	(21)	21,124	(250)	29,090	(271)

Total	$469,558	$(824)	$845,452	$(9,467)	$1,315,010	$(10,291)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at March 31, 2007 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.

3.   Inventories

Inventories consist of (table in thousands):

	March 31, 2007	December 31, 2006
Purchased parts	$68,770	$75,206
Work-in-process	435,431	451,045
Finished goods	320,640	308,549

	$824,841	$834,800

4.   Property, Plant and Equipment

Property, plant and equipment consists of (table in thousands):

	March 31, 2007	December 31, 2006
Furniture and fixtures	$192,463	$190,925
Equipment	2,911,923	2,799,367
Buildings and improvements	1,047,310	1,039,409
Land	116,540	116,222
Building construction in progress	169,841	141,196

	4,438,077	4,287,119
Accumulated depreciation	(2,362,088)	(2,251,560)

	$2,075,989	$2,035,559

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Building construction in progress and land owned at March 31, 2007 include $62.4 million and $6.0 million, respectively, of facilities not yet placed in service that we are holding for future use.

5.   Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2007	December 31, 2006
Salaries and benefits	$476,963	$595,691
Product warranties	248,481	242,744
Restructuring (See Note 8)	159,823	199,538
Other	573,063	554,049

	$1,458,330	$1,592,022

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for the systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of the systems’ requirements. Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Balance, beginning of the period	$242,744	$206,608
Provision	37,104	54,948
Amounts charged to the accrual	(31,367)	(27,007)

Balance, end of the period	$248,481	$234,549

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components. The provision for the three months ended March 31, 2006 includes $19.9 million of stock-based compensation expense associated with the cumulative effect of adoption of FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”).

6.   Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Numerator:
Net income, as reported - basic	$312,607	$272,456
Adjustment for interest expense on assumed conversion of Documentum Notes	—	643

Net income - diluted	$312,607	$273,099

Denominator:
Basic weighted average common shares outstanding	2,080,039	2,350,606
Weighted common stock equivalents	41,787	40,650
Assumed conversion of Documentum Notes	—	9,056

Diluted weighted average shares outstanding	2,121,826	2,400,312

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options to acquire 165.0 million and 182.3 million shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the three months ended March 31, 2007, there were no shares potentially issuable under our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) and the associated warrants (the “Sold Warrants”) because these instruments were not “in-the-money.” As a result, the Notes and the Sold Warrants were excluded from the calculation of diluted net income per weighted average share for the three months ended March 31, 2007. The Notes and the Sold Warrants did not impact the calculation of diluted net income per weighted average share for the three months ended March 31, 2006 because we did not enter into these transactions until November 2006. The effect of our $125.0 million 4.5% Senior Convertible Notes due April 1, 2007, which were assumed in connection with the Documentum acquisition (the “Documentum Notes”) on the calculation of diluted net income per weighted average share for the three months ended March 31, 2006 was calculated using the “if converted” method. We redeemed all of the outstanding Documentum Notes in April 2006.

In connection with our adoption of FAS No. 123R, the calculation of assumed proceeds used to determine our diluted weighted average shares outstanding under the treasury stock method for the three months ended March 31, 2007 and 2006, respectively, was adjusted by tax windfalls and shortfalls associated with all of our outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.

7.   Stockholders’ Equity

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three months ended March 31, 2007, we repurchased 35.2 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 145.0 million shares in the aggregate at a total cost of $1.7 billion, leaving a remaining balance of 105.0 million shares authorized for future repurchases. In 2007, we plan to spend at least $1.0 billion on common stock repurchases.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in our consolidated income statement for the three months ended March 31, 2007 and 2006 (table in thousands):

Three Months Ended March 31, 2007	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product	$6,280	$1,476	$7,756
Cost of services	4,759	1,043	5,802
Research and development	12,830	10,612	23,442
Selling, general and administrative	27,090	19,257	46,347

Stock-based compensation expense before income taxes	50,959	32,388	83,347
Income tax benefit	(12,895)	(9,830)	(22,725)

Total stock-based compensation, net of tax	$38,064	$22,558	$60,622

Three Months Ended March 31, 2006	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product	$11,004	$1,164	$12,168
Cost of services	6,391	744	7,135
Research and development	16,885	8,377	25,262
Selling, general and administrative	40,964	18,087	59,051

Stock-based compensation expense before income taxes	75,244	28,372	103,616
Income tax benefit	(14,230)	(7,864)	(22,094)

Total stock-based compensation, net of tax	$61,014	$20,508	$81,522

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock option expense includes $7.9 million and $7.7 million of expense associated with our employee stock purchase plan for the three months ended March 31, 2007 and 2006, respectively.

In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment of $3.4 million to recognize compensation costs recorded in our pro forma equity compensation disclosures that would have been capitalized on our consolidated balance sheet as of January 1, 2006. Additionally, included in the cumulative effect adjustment was the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units.

The fair value of each option granted during the three months ended March 31, 2007 and 2006, respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Options	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend yield	None	None
Expected volatility	30.0%	35.0%
Risk-free interest rate	4.69%	4.55%
Expected life (in years)	4.2	4.0
Weighted-average fair value at grant date	$4.45	$4.62

Employee Stock Purchase Plan	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend yield	None	None
Expected volatility	25.2%	26.8%
Risk-free interest rate	5.04%	4.43%
Expected life (in years)	0.5	0.5
Weighted-average fair value at grant date	$3.03	$3.17

Expected volatilities are based on our historical volatility and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

8.   Restructuring Charges (Credits)

During the three months ended March 31, 2007 and 2006, we recognized restructuring credits of $2.7 million and $1.2 million, respectively.

The restructuring credit for the three months ended March 31, 2007 represents a net reduction of accruals from several of our previous restructuring programs. The reductions were primarily attributable to lower than expected costs associated with vacating leased facilities.

The restructuring credit for the three months ended March 31, 2006 also represents a net reduction of accruals from several of our previous restructuring programs. The reductions were primarily attributable to lower than expected severance payments partially offset by higher costs associated with vacating leased facilities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2006 Restructuring Programs

The activity for the 2006 restructuring programs for the three months ended March 31, 2007 is presented below (table in thousands):

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$127,820	$—	$(20,337)	$107,483
Consolidation of excess facilities	5,536	350	(499)	5,387
Contractual and other obligations	4,814	—	(4,289)	525

Total	$138,170	$350	$(25,125)	$113,395

The 2006 restructuring programs included a workforce reduction that commenced in the fourth quarter of 2006 and covers approximately 1,350 employees worldwide. The workforce reduction’s objective is to further integrate EMC and the majority of the businesses we have acquired over the past three years. These actions impacted our major business functions and major geographic regions. Approximately 70% of the affected employees are or were based in North America, excluding Mexico, and 30% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of March 31, 2007, approximately 500 employees have been terminated.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three months ended March 31, 2007 and 2006, respectively, is presented below (tables in thousands):

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$21,135	$—	$(9,356)	$11,779
Consolidation of excess facilities	40,233	(3,020)	(2,564)	34,649

Total	$61,368	$(3,020)	$(11,920)	$46,428

Three Months Ended March 31, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of March 31, 2006
Workforce reductions	$89,199	$(1,638)	$(20,326)	$67,235
Consolidation of excess facilities	65,414	444	(5,035)	60,823

Total	$154,613	$(1,194)	$(25,361)	$128,058

Adjustments to the provision during the three months ended March 31, 2007 were due to lower than expected costs associated with vacating leased facilities. Adjustments to the provision during the three months ended March 31, 2006 were primarily attributable to lower than expected severance payments. Substantially all employees included in the 2005 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.   Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2007, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

10.   Segment Information

Management has organized the business around our offerings. In the fourth quarter of 2006, we realigned our business into four segments: Information storage, Content management and archiving, VMware virtual infrastructure and RSA information security. We established our RSA information security segment in the third quarter of 2006 with the acquisitions of RSA Security Inc. and Network Intelligence Corporation. We have conformed our prior period presentations to be consistent with our current segments. Our management measures are designed to assess segment operating performance. As a result, the corporate reconciling items are used to capture stock-based compensation expense and acquisition-related intangible asset amortization expense. Management does not include these costs in evaluating the performance of its operating segments. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses, restructuring credits or assets to each segment, as management does not use this information to measure the performance of the operating segments.

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	Information Storage	Content Management and Archiving	VMware Virtual Infrastructure	RSA Information Security	Corporate Reconciling Items	Consolidated
For the Three Months Ended
March 31, 2007
Systems revenues	$1,302,741	$68	$—	$2,957	$—	$1,305,766
Software revenues	486,558	68,472	169,696	81,934	—	806,660
Services revenues	637,629	103,658	86,322	34,970	—	862,579

Total revenues	2,426,928	172,198	256,018	119,861	—	2,975,005
Cost of sales	1,228,809	62,302	39,673	31,716	42,565	1,405,065

Gross profit	$1,198,119	$109,896	$216,345	$88,145	$(42,565)	$1,569,940

Gross profit percentage	49.4%	63.8%	84.5%	73.5%	—	52.8%

March 31, 2006
Systems revenues	$1,222,624	$4,304	$—	$—	$—	$1,226,928
Software revenues	446,720	83,038	91,844	—	—	621,602
Services revenues	583,010	79,978	39,169	—	—	702,157

Total revenues	2,252,354	167,320	131,013	—	—	2,550,687
Cost of sales	1,110,330	47,939	18,173	—	40,902	1,217,344

Gross profit	$1,142,024	$119,381	$112,840	$—	$(40,902)	$1,333,343

Gross profit percentage	50.7%	71.3%	86.1%	—	—	52.3%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
United States	$1,673,280	$1,446,373
Europe, Middle East and Africa	873,286	749,990
Asia Pacific	320,929	251,358
Latin America, Mexico and Canada	107,510	102,966

Total	$2,975,005	$2,550,687

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2007 or 2006.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,198.1 million at March 31, 2007 and $9,352.9 million at December 31, 2006. No country other than the United States accounted for 10% or more of these assets at March 31, 2007 or at December 31, 2006. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $459.4 million at March 31, 2007 and $342.0 million at December 31, 2006.

For the three months ended March 31, 2007 and 2006, sales to Dell, Inc. accounted for 13.5% and 13.9%, respectively, of our total revenues, and accounted for 12.3% and 10.2%, respectively, of our accounts receivable at March 31, 2007 and December 31, 2006. Revenues from Dell, Inc. are included in all segments, except for RSA information security.

11.  Income Taxes

Our effective income tax rate was 17.8% and 24.5% for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2007 and 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. During the three months ended March 31, 2007, we recognized net tax benefits of $19.9 million from reductions in income tax contingencies and the release of a valuation allowance recorded on certain foreign deferred tax assets. During the three months ended March 31, 2006, we recognized net tax benefits of $11.4 million from reductions in income tax contingencies.

EMC adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing FIN No. 48, we recognized a cumulative effect adjustment of $6.5 million to increase the January 1, 2007 retained earnings balance. Prior to the adoption of FIN No. 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. We reclassified $219.3 million of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities is not anticipated within one year of the balance sheet date.

As of January 1, 2007, we had $175.1 million of unrecognized tax benefits. If recognized, $144.0 million would be recognized as a reduction of income tax expense impacting the effective income tax rate. Both of these amounts did not change significantly during the three months ended March 31, 2007. We are subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 is scheduled to commence in June 2007, and we have income tax audits in progress in numerous state, local and international jurisdictions in which we operate. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2000. Based on the outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions.

We recognize interest expense and penalties related to income tax matters in income tax expense. In addition to the unrecognized tax benefits noted above, we had accrued $32.0 million of interest and penalties as of January 1, 2007. The amount did not change significantly during the three months ended March 31, 2007.

12.  Subsequent Event

In April 2007, we filed a registration statement with the Securities and Exchange Commission to register to sell Class A Common Stock of our wholly-owned subsidiary, VMware, Inc. (“VMware”). We have previously announced our intention to sell approximately 10% of VMware through an initial public offering.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2007. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements do not include the impact of any potential mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

All dollar amounts in this MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further profitably increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ information infrastructure requirements. We have increased our overall investment in research and development (“R&D”) from $283.5 for the three months ended March 31, 2006 to $355.4 for the three months ended March 31, 2007. These R&D expenditures have enabled us to introduce new and enhanced offerings. We have also made acquisitions over the past three years to expand our offerings.

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

RESULTS OF OPERATIONS

Revenues

In the fourth quarter of 2006, we realigned our business into four segments: Information storage, Content management and archiving, VMware virtual infrastructure and RSA information security. We have conformed our prior period presentations to be consistent with our current segments. The following table presents revenue by our segments:

	For the Three Months Ended		$ Change	% Change
	March 31, 2007	March 31, 2006
Information storage	$2,426.9	$2,252.4	$174.5	7.7%
Content management and archiving	172.2	167.3	4.9	2.9
VMware virtual infrastructure	256.0	131.0	125.0	95.4
RSA information security	119.9	—	119.9	NM

Total revenues	$2,975.0	$2,550.7	$424.3	16.6%

NM – not measurable

The Information storage segment revenues include systems, software license and services revenues. Systems revenues were $1,302.7 and $1,222.6 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of 6.6%. Software license revenues were $486.6 and $446.7 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of 8.9%. The increase in both systems and software license revenues was due to greater demand for these products attributable to increased demand for our IT infrastructure offerings, wider acceptance of information lifecycle management-based solutions and a broadened product portfolio. Services revenues were $637.6 and $583.0 for the three months ended March 31, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

and 2006, respectively, representing an increase of 9.4%. Services revenues consist of software and hardware maintenance and professional services revenues. Services revenues increased due to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions. Additionally, demand for both software and systems maintenance increased with increased sales of systems and software.

The content management and archiving segment revenues include software license, services and systems revenues. Software license revenues were $68.5 and $83.0 for the three months ended March 31, 2007 and 2006, respectively, representing a decrease of 17.5% caused by a decreased demand for content management software. Within each quarter we derive revenues from license transactions that exceed $1.0. Based upon the number of these transactions that occur within any given quarter, the year over year change in license revenue may be positively or negatively impacted. Services revenues were $103.7 and $80.0 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of 29.6%. The increase in services revenues was attributable to greater software maintenance revenues primarily attributable to a higher level of new maintenance agreements and maintenance renewals and an increase in professional services revenues. Systems revenues were $0.1 and $4.3 for the three months ended March 31, 2007 and 2006, respectively, caused by a decrease in demand for content management systems.

The VMware virtual infrastructure segment revenues include software license and services revenues. Software license revenues were $169.7 and $91.8 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of 84.9%. The software license revenue increase was attributable to increased demand for virtual infrastructure software and the introduction of new product offerings. Services revenues were $86.3 and $39.2 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of 120.2%. The increase was due to higher software maintenance revenues and professional services revenues associated with the growth in sales of virtualization software product offerings.

The RSA information security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA Security Inc. (“RSA”) and Network Intelligence Corporation (“Network Intelligence”) in September 2006. The RSA information security segment provides technologies to secure information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle and includes systems, software license, software maintenance and other services revenues. Total revenues for the three months ended March 31, 2007 were $119.9.

Revenues by geography were as follows:

	For the Three Months Ended		% Change
	March 31, 2007	March 31, 2006
United States	$1,673.3	$1,446.4	15.7%
Europe, Middle East and Africa	873.3	750.0	16.4
Asia Pacific	320.9	251.4	27.6
Latin America, Mexico and Canada	107.5	103.0	4.4

Revenue increased in the three months ended March 31, 2007 compared to the same period in 2006 in all of our markets due to greater demand for our products and services. Also contributing to the increase were revenues generated from the acquisition of RSA. The lower growth rate in Latin America, Mexico and Canada was primarily attributable to lower levels of demand in Latin America. Changes in exchange rates favorably impacted revenue growth by 2.1% for the three months ended March 31, 2007. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended		$ Change	% Change
	March 31, 2007	March 31, 2006
Cost of revenue:
Information storage	$1,228.8	$1,110.3	$118.5	10.7%
Content management and archiving	62.3	47.9	14.4	30.1
VMware virtual infrastructure	39.7	18.2	21.5	118.1
RSA information security	31.7	—	31.7	NM
Corporate reconciling items	42.6	40.9	1.7	4.2

Total cost of revenue	1,405.1	1,217.3	187.8	15.4

Gross margins:
Information storage	1,198.1	1,142.0	56.1	4.9
Content management and archiving	109.9	119.4	(9.5)	(8.0)
VMware virtual infrastructure	216.3	112.8	103.5	91.8
RSA information security	88.1	—	88.1	NM
Corporate reconciling items	(42.6)	(40.9)	(1.7)	(4.2)

Total gross margin	1,569.9	1,333.3	236.6	17.7
Operating expenses:
Research and development	355.4	283.5	71.9	25.4
Selling, general and administrative	875.7	748.2	127.5	17.0
Restructuring credits	(2.7)	(1.2)	(1.5)	125.0

Total operating expenses	1,228.4	1,030.5	197.9	19.2

Operating income	341.5	302.8	38.7	12.8
Investment income, interest expense and other income, net	38.7	62.5	(23.8)	(38.1)

Income before taxes and cumulative effect of a change in accounting principle	380.2	365.3	14.9	4.1
Provision for income taxes	67.6	89.5	(21.9)	(24.5)

Income before cumulative effect of a change in accounting principle	312.6	275.8	36.8	13.3
Cumulative effect of a change in accounting principle	—	(3.4)	3.4	100.0

Net income	$312.6	$272.5	$40.1	14.7%

NM – not measurable

Gross Margins

Our overall gross margin percentages were 52.8% and 52.3% for the three months ended March 31, 2007 and 2006, respectively. Our overall gross margin for the three months ended March 31, 2007 was negatively impacted 1.3% by the information storage segment, 0.4% by the content management and archiving segment and 0.3% by increases in intangible amortization expense associated with acquisitions. Our overall gross margin for the three months ended March 31, 2007 was favorably impacted 1.4% by the VMware virtual infrastructure segment, 0.9% by the incremental margin generated from the RSA information security segment as a result of the acquisitions of RSA and Network Intelligence during the third quarter of 2006, and 0.2% by decreases in stock-based compensation expense.

For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. Stock-based compensation expense and acquisition-related intangible asset amortization expense was $42.6 and $40.9 for the three months ended March 31, 2007 and 2006, respectively. Acquisition-related intangible asset amortization expense was $29.0 and $21.6 for the three months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

March 31, 2007 and 2006, respectively. The increase was primarily due to the acquisitions of RSA and Network Intelligence in September 2006. Stock-based compensation expense was $13.6 and $19.3 for the three months ended March 31, 2007 and 2006, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2007 was primarily due to higher valued options that became fully vested prior to the beginning of the quarter ended March 31, 2007.

The gross margin percentages for the information storage segment were 49.4% and 50.7% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the gross margin percentage was primarily attributable to a reduction in our systems gross margin, caused in part by a change in the mix of our systems revenue resulting in a greater portion of systems which yield a lower margin being sold in the current quarter. Additionally, the percentage of professional service revenues as a percentage of total service revenues increased to 43.4% for the three months ended March 31, 2007, from 40.9% for the three months ended March 31, 2006. Professional service revenues generally provide a lower gross margin percentage than other services revenues.

The gross margin percentages for the content management and archiving segment were 63.8% and 71.3% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the gross margin percentage was primarily due to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined to 39.8% for the three months ended March 31, 2007 from 49.6% for the three months ended March 31, 2006. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for the VMware virtual infrastructure segment were 84.5% and 86.1% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the gross margin percentage was attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined to 66.3% for the three months ended March 31, 2007 from 70.1% for the three months ended March 31, 2006. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentage for the RSA information security segment was 73.5% for the three months ended March 31, 2007.

Research and Development

As a percentage of revenues, R&D expenses were 11.9% and 11.1% for the three months ended March 31, 2007 and 2006, respectively. In addition, we incurred $54.4 and $52.9 during the first quarters of 2007 and 2006, respectively, of software development costs which were capitalized. R&D expenses increased for the three months ended March 31, 2007 compared to the same period in 2006 due to increased investments to support new product development and incremental R&D efforts resulting from the acquisition of RSA in the third quarter of 2006.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 29.4% and 29.3% for the three months ended March 31, 2007 and 2006, respectively. SG&A expenses increased primarily due to higher salaries and benefits resulting from an increase in headcount, in part due to the acquisition of RSA. Additionally, higher commission expense attributable to the growth in revenues contributed to the increase in SG&A. Partially offsetting these expense increases was a decrease in stock-based compensation expense. SG&A related stock-based compensation expense decreased to $46.3 from $59.1 for the three months ended March 31, 2007 and 2006, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2007 was primarily due to higher valued options that became fully vested prior to the beginning of the quarter ended March 31, 2007.

Restructuring Credits

During the three months ended March 31, 2007 and 2006, we recognized restructuring credits of $2.7 and $1.2, respectively.

The restructuring credit for the three months ended March 31, 2007 represents a net reduction of accruals from several of our previous restructuring programs. The reductions were primarily attributable to lower than expected costs associated with vacating leased facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The restructuring credit for the three months ended March 31, 2006 also represents a net reduction of accruals from several of our previous restructuring programs. The reductions were primarily attributable to lower than expected severance payments, partially offset by higher costs associated with vacating leased facilities.

The activity for the 2006 and the prior restructuring programs for the three months ended March 31, 2007 and 2006 respectively, is presented in the following tables:

2006 Restructuring Programs

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$127.8	$—	$(20.3)	$107.5
Consolidation of excess facilities	5.5	0.4	(0.5)	5.4
Contractual and other obligations	4.8	—	(4.3)	0.5

Total	$138.2	$0.4	$(25.1)	$113.4

The 2006 restructuring programs included a workforce reduction that commenced in the fourth quarter of 2006 and covers approximately 1,350 employees worldwide. The workforce reduction’s objective is to further integrate EMC and the majority of the businesses we have acquired over the past three years. These actions impacted our major business functions and major geographic regions. Approximately 70% of the affected employees are or were based in North America, excluding Mexico, and 30% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of March 31, 2007, approximately 500 employees have been terminated.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three months ended March 31, 2007 and 2006 respectively, is presented below:

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$21.1	$—	$(9.4)	$11.8
Consolidation of excess facilities	40.2	(3.0)	(2.6)	34.6

Total	$61.4	$(3.0)	$(11.9)	$46.4

Three Months Ended March 31, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of March 31, 2006
Workforce reductions	$89.2	$(1.6)	$(20.3)	$67.2
Consolidation of excess facilities	65.4	0.4	(5.0)	60.8

Total	$154.6	$(1.2)	$(25.4)	$128.1

Adjustments to the provision during the three months ended March 31, 2007 were due to lower than expected costs associated with vacating leased facilities. Adjustments to the provision during the three months ended March 31, 2006 were primarily attributable to lower than expected severance payments. Substantially all employees included in the 2005 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Investment Income

Investment income was $52.1 and $61.8 for the three months ended March 31, 2007 and 2006, respectively. Investment income decreased due to lower average outstanding cash and investment balances, partially offset by greater yields on investments and decreased realized losses on investments. The weighted average return on investments, excluding realized losses, was 4.3% and 3.9% for the three months ended March 31, 2007 and 2006, respectively. Net realized losses were $4.5 and $6.9 for the three months ended March 31, 2007 and 2006, respectively.

Interest Expense

Interest expense was $18.3 and $2.0 for the three months ended March 31, 2007 and 2006, respectively. Interest expense increased primarily due to higher debt balances. In November 2006, we completed the issuance of our $1,725.0 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725.0 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”). Interest expense for the three months ended March 31, 2006 was primarily attributable to interest associated with our $125.0 4.5% Senior Convertible Notes due April 1, 2007, which were assumed in connection with the Documentum acquisition (the “Documentum Notes”). The Documentum Notes were redeemed in April 2006.

Other Income, Net

Other income, net was $4.8 and $2.7 for the three months ended March 31, 2007 and 2006, respectively. The change was primarily due to higher gains from the sale of strategic investments and a decrease in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rate was 17.8% and 24.5% for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. During the three months ended March 31, 2007, we recognized net tax benefits of $19.9 from reductions in income tax contingencies and the release of a valuation allowance recorded on certain foreign deferred tax assets. During the three months ended March 31, 2006, we recognized net tax benefits of $11.4 from reductions in income tax contingencies. Our effective income tax rate decreased from the three months ended March 31, 2006 to March 31, 2007 primarily due to a change in the forecasted mix of our domestic and international profits.

Financial Condition

Cash provided by operating activities was $808.7 and $637.2 for the three months ended March 31, 2007 and 2006, respectively. Cash received from customers was $3,298.6 and $2,878.3 for the three months ended March 31, 2007 and 2006, respectively. The increase was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $2,471.5 and $2,013.5 for the three months ended March 31, 2007 and 2006, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 31,700 and 27,000 at March 31, 2007 and 2006, respectively. The majority of the headcount increase was due to the general growth of the business, as well as increased acquisition activity subsequent to March 31, 2006 including the acquisition of RSA. Cash received from dividends and interest was $57.8 and $60.3 for the three months ended March 31, 2007 and 2006, respectively. The decrease was due to lower balances of cash, cash equivalents and short and long-term investments, partially offset by an increase in the rates of return on these balances. For the three months ended March 31, 2007 and 2006, we paid $73.0 and $285.9, respectively, in income taxes. The payments for both quarters represent our net payouts of international, federal and state income tax liabilities, primarily associated with taxable income earned in fiscal years 2006 and 2005, respectively. The decrease for the quarter ended March 31, 2007 was primarily attributable to income tax payments made in the quarter ended March 31, 2006 for funds repatriated in 2005 under the American Jobs Creation Act of 2004.

On January 1, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of adopting the new standard in the first quarter of 2007, we reclassified $219.3 of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities is not anticipated within one year of the balance sheet date.

Cash provided by (used in) investing activities was $73.8 and $(1,093.2) for the three months ended March 31, 2007 and 2006, respectively. Capital additions were $170.5 and $160.5 for the three months ended March 31, 2007 and 2006, respectively. The increase in capital spending was attributable to the costs associated with the construction of new headquarter facilities for our VMware subsidiary, partially offset by a decrease in spending on various IT initiatives to further integrate our acquisitions. Capitalized software development costs on a cash basis were $51.9 and $48.9 for the first three months of 2007 and 2006, respectively. Net sales (purchases) and maturities of investments were $300.4 and $(857.3) for the three months ended March 31, 2007 and 2006, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used for financing activities was $370.9 and $307.4 for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, we spent $488.7 and $376.1 to repurchase 35.2 million and 27.7 million shares of our common stock, respectively. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have cumulatively repurchased 145.0 million shares at a total cost of $1,700.0, leaving a remaining balance of 105.0 million shares authorized for future repurchases. We plan to spend at least $1,000.0 on common stock repurchases during 2007; however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $103.3 and $62.6 of cash during the three months ended March 31, 2007 and 2006, respectively, from the exercise of stock options.

Depreciation and amortization expense was $212.8 and $181.4 for the three months ended March 31, 2007 and 2006, respectively. The increase in depreciation and amortization expense was primarily attributable to intangible amortization expense associated with increased acquisition activity subsequent to March 31, 2006, including the acquisition of RSA in the third quarter of 2006. Higher amortization expense associated with capitalized software development costs also contributed to the increase. A general growth in our property, plant and equipment balances also resulted in greater depreciation expense.

We have a credit line of $50.0 in the United States. As of March 31, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2007, we were in compliance with the covenants.

In November 2006, we issued our 2011 Notes and 2013 Notes for total gross proceeds of $3,450.0. The Notes are structurally subordinated to all liabilities of our subsidiaries and are effectively subordinated to our secured indebtedness. As of March 31, 2007, the aggregate amount of liabilities of our subsidiaries was approximately $2,300.0, excluding intercompany liabilities.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 27, 2007. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

From time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting principles that are applicable to us. These new standards or other proposals could have a material adverse impact on our results of operations or financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended March 31, 2007, Dell Inc., one of our channel partners, accounted for 13.5% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

There are risks associated with our previously-announced proposed initial public offering of VMware, Inc. (“VMware”).

We announced that we intend to sell approximately 10% of our wholly-owned subsidiary, VMware, via an initial public offering (an “IPO”), and VMware has filed an initial registration statement to register such portion of its shares. We may not complete the IPO, in which event we will have incurred significant expenses which we will be unable to recover, and for which we will not receive any benefit. Additionally, our strategic objectives for the IPO, including improving visibility into VMware’s performance and growth relative to the market and strengthening VMware employee retention and recruitment, are based on the completion of the IPO. If we do not complete the IPO, we will need to pursue alternative means of accomplishing these strategic objectives.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2007

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	21,841,340		$13.69	20,000,000	120,189,363
February 1, 2007 – February 28, 2007	9,801,213		14.59	9,575,400	110,613,963
March 1, 2007 – March 31, 2007	5,610,039		13.50	5,592,400	105,021,563

Total	37,252,592	(2)	$13.90	35,167,800	105,021,563

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 to repurchase 250.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 2,084,792 shares withheld from employees for the payment of taxes.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

(a) Exhibits

See index to Exhibits on page 32 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 4, 2007	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated By-laws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (1)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 6, 2006 (No. 33-03656).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).