Form 10-Q
period 2007-06-30
EMC CORP
filed 2007-08-09
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2007 was 2,097,289,532.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,154,095	$1,828,106
Short-term investments	1,436,863	1,521,925
Accounts and notes receivable, less allowance for doubtful accounts of $32,415 and $39,509	1,669,203	1,692,214
Inventories	823,281	834,800
Deferred income taxes	426,739	418,146
Other current assets	273,181	225,396

Total current assets	7,783,362	6,520,587
Long-term investments	1,343,998	2,246,290
Property, plant and equipment, net	2,081,447	2,035,559
Deferred income taxes	119,865	104,446
Intangible assets, net	949,421	1,003,549
Other assets, net	668,892	638,655
Goodwill	6,137,848	6,017,161

Total assets	$19,084,833	$18,566,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$690,016	$680,263
Accrued expenses	1,511,337	1,592,022
Income taxes payable	69,872	63,806
Deferred revenue	1,524,231	1,325,671

Total current liabilities	3,795,456	3,661,762
Income taxes payable	231,000	219,342
Deferred revenue	847,301	780,124
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	122,772	129,312
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,097,290 and 2,122,339 shares	20,973	21,223
Additional paid-in capital	2,226,944	2,560,935
Retained earnings	8,451,635	7,798,112
Accumulated other comprehensive loss, net	(61,248)	(54,563)

Total stockholders’ equity	10,638,304	10,325,707

Total liabilities and stockholders’ equity	$19,084,833	$18,566,247

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product sales	$2,222,355	$1,833,598	$4,334,781	$3,682,128
Services	902,317	740,925	1,764,896	1,443,082

	3,124,672	2,574,523	6,099,677	5,125,210
Costs and expenses:
Cost of product sales	1,036,242	884,741	2,074,720	1,802,638
Cost of services	387,617	331,790	754,204	631,237
Research and development	384,966	299,429	740,358	582,918
Selling, general and administrative	924,349	782,016	1,800,039	1,530,240
In-process research and development	—	12,410	—	12,410
Restructuring credits	—	(386)	(2,670)	(1,580)

Operating income	391,498	264,523	733,026	567,347
Investment income	50,850	61,713	102,989	123,516
Interest expense	(18,136)	(621)	(36,429)	(2,631)
Other income, net	2,968	479	7,808	3,195

Income before taxes and cumulative effect of a change in accounting principle	427,180	326,094	807,394	691,427
Income tax provision	92,773	47,001	160,380	136,506

Income before cumulative effect of a change in accounting principle	334,407	279,093	647,014	554,921
Cumulative effect of a change in accounting principle, net of taxes of $107	—	—	—	247

Net income	$334,407	$279,093	$647,014	$555,168

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.16	$0.12	$0.31	$0.24
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.16	$0.12	$0.31	$0.24

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.16	$0.12	$0.30	$0.23
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.16	$0.12	$0.30	$0.23

Weighted average shares, basic	2,070,636	2,306,457	2,075,683	2,328,360

Weighted average shares, diluted	2,121,645	2,341,785	2,122,080	2,371,301

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Cash received from customers	$6,391,546	$5,423,035
Cash paid to suppliers and employees	(4,930,350)	(4,124,686)
Dividends and interest received	116,747	134,906
Interest paid	(38,854)	(2,696)
Income taxes paid	(108,841)	(401,357)

Net cash provided by operating activities	1,430,248	1,029,202

Cash flows from investing activities:
Additions to property, plant and equipment	(324,210)	(316,120)
Capitalized software development costs	(98,046)	(96,074)
Purchases of short and long-term available for sale securities	(3,165,846)	(3,486,712)
Sales and maturities of short and long-term available for sale securities	4,148,396	3,752,790
Business acquisitions, net of cash acquired	(161,002)	(296,730)
Other	(6,860)	(13,910)

Net cash provided by (used in) investing activities	392,432	(456,756)

Cash flows from financing activities:
Issuance of common stock	355,324	129,897
Repurchase of EMC common stock	(878,226)	(1,375,608)
Excess tax benefits from stock-based compensation	32,684	9,727
Payment of short and long-term obligations	(4,263)	(127,396)
Proceeds from short and long-term obligations	2,506	85

Net cash used in financing activities	(491,975)	(1,363,295)

Effect of exchange rate changes on cash and cash equivalents	(4,716)	28,863

Net increase (decrease) in cash and cash equivalents	1,325,989	(761,986)
Cash and cash equivalents at beginning of period	1,828,106	2,322,370

Cash and cash equivalents at end of period	$3,154,095	$1,560,384

Reconciliation of net income to net cash provided by operating activities:
Net income	$647,014	$555,168
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(247)
Depreciation and amortization	438,260	364,641
In-process research and development	—	12,410
Stock-based compensation expense	170,553	201,938
(Credit) provision for doubtful accounts	(82)	866
Deferred income taxes, net	(28,163)	(67,065)
Excess tax benefits from stock-based compensation	(32,684)	(9,727)
Other	6,524	14,977
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	29,166	147,483
Inventories	39,897	(19,999)
Other assets	(79,042)	(72,514)
Accounts payable	9,373	22,884
Accrued expenses	(105,797)	(76,886)
Income taxes payable	79,731	(198,018)
Deferred revenue	262,784	149,476
Other liabilities	(7,286)	3,815

Net cash provided by operating activities	$1,430,248	$1,029,202

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$334,407	$279,093	$647,014	$555,168
Other comprehensive (loss) income, net of (benefit) taxes:
Foreign currency translation adjustments	(11,154)	12,551	(3,905)	13,339
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of tax benefits of $(901), $(2,512), $(3,370) and $(2,408)	(5,228)	(11,132)	(2,668)	(24,587)
Changes in market value of derivatives, net of tax benefits of $0, $(3), $(7), and $(63)	(41)	(24)	(112)	(568)

Other comprehensive (loss) income	(16,423)	1,395	(6,685)	(11,816)

Comprehensive income	$317,984	$280,488	$640,329	$543,352

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three and six month periods ended June 30, 2007 and 2006.

The Company has revised its prior presentation of the cumulative effect of adopting the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS No. 123R”) to now present the impact of recording the pro forma balance sheet amounts related to capitalized software, inventory and accrued warranty costs as a credit to additional paid-in capital at January 1, 2006 as opposed to as a cumulative effect of accounting change that impacted net income as previously presented. The effect of this change was immaterial to the consolidated financial statements and increased net income for the full year 2006 and the six months ended June 30, 2006 by $3.6 million and decreased additional paid-in capital at January 1, 2006 by the same amount. This change had no impact on the previously reported income before cumulative effect of a change in accounting principle or on cash flows from operating, financing or investing activities.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“FAS No. 159”), which will become effective in 2008. FAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement in fiscal year 2008 and does not expect it to have a material impact on its financial position or results of operations.

2.  Investments

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with remaining maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of June 30, 2007, we had total short and long-term investments of approximately $2.8 billion.

Unrealized losses on investments at June 30, 2007 by investment category and length of time the investment has been in an unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$233,476	$(1,555)	$100,338	$(685)	$333,814	$(2,240)
U.S. corporate debt securities	55,936	(438)	97,496	(870)	153,432	(1,308)
Asset and mortgage-backed securities	65,291	(262)	36,321	(625)	101,612	(887)
Municipal obligations	651,949	(3,108)	246,674	(3,865)	898,623	(6,973)
Foreign debt securities	16,053	(115)	14,291	(125)	30,344	(240)

Total	$1,022,705	$(5,478)	$495,120	$(6,170)	$1,517,825	$(11,648)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at June 30, 2007 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.

3.  Inventories

Inventories consist of (table in thousands):

	June 30, 2007	December 31, 2006
Purchased parts	$61,963	$75,206
Work-in-process	447,594	451,045
Finished goods	313,724	308,549

	$823,281	$834,800

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	June 30, 2007	December 31, 2006
Furniture and fixtures	$189,490	$190,925
Equipment	2,984,710	2,799,367
Buildings and improvements	1,056,547	1,039,409
Land	116,825	116,222
Building construction in progress	182,119	141,196

	4,529,691	4,287,119
Accumulated depreciation	(2,448,244)	(2,251,560)

	$2,081,447	$2,035,559

Building construction in progress and land owned at June 30, 2007 include $25.7 million and $2.0 million, respectively, of facilities not yet placed in service that we are holding for future use. Additionally, we have entered into an agreement to sell land and an idle building with a net book value of $40.7 million which will not result in a material gain.

5.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2007	December 31, 2006
Salaries and benefits	$561,236	$595,691
Product warranties	250,754	242,744
Restructuring (See Note 8)	127,822	199,538
Other	571,525	554,049

	$1,511,337	$1,592,022

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance, beginning of the period	$248,481	$234,549	$242,744	$206,608
Current period accrual	34,075	32,695	71,179	87,643
Amounts charged to the accrual	(31,802)	(31,700)	(63,169)	(58,707)

Balance, end of the period	$250,754	$235,544	$250,754	$235,544

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components. The current period accrual for the six months ended June 30, 2006 includes $22.0 million associated with stock-based compensation expense associated with the cumulative effect of adoption of FAS No. 123R.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Net income, as reported, basic	$334,407	$279,093	$647,014	$555,168
Adjustment for interest expense on assumed conversion of Documentum Notes	—	—	—	643

Net income, diluted	$334,407	$279,093	$647,014	$555,811

Denominator:
Basic weighted average common shares outstanding	2,070,636	2,306,457	2,075,683	2,328,360
Weighted average common stock equivalents	51,009	35,328	46,397	38,413
Assumed conversion of Documentum Notes	—	—	—	4,528

Diluted weighted average shares outstanding	2,121,645	2,341,785	2,122,080	2,371,301

Options to acquire 110.8 million and 137.9 million shares of our common stock for the three and six months ended June 30, 2007, respectively, and options to acquire 194.9 million and 188.6 million shares of our common stock for the three and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the three and six months ended June 30, 2007, there were no shares potentially issuable under our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) and the associated warrants (the “Sold Warrants”) because these instruments were not considered “in-the-money.” As a result, the Notes and the Sold Warrants were excluded from the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2007. The Notes and the Sold Warrants did not impact the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2006 because we did not enter into these transactions until November 2006. The effect of our $125.0 million 4.5% Senior Convertible Notes due April 1, 2007, which were assumed in connection with the Documentum acquisition (the “Documentum Notes”) on the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2006 was calculated using the “if converted” method. We redeemed all of the outstanding Documentum Notes in April 2006.

7.  Stockholders’ Equity

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three and six months ended June 30, 2007, we repurchased 25.7 million and 60.9 million shares of our common stock, respectively. Of the 250.0 million shares authorized for repurchase, we have repurchased 170.7 million shares at a total cost of $2.1 billion, leaving a remaining balance of 79.3 million shares authorized for future repurchases. For the six months ended June 30, 2007, we have spent $878.2 million to repurchase common stock and plan to spend at least $1.0 billion for the year on common stock repurchases.

VMware, Inc. Common Stock

In connection with our proposed public offering of our subsidiary VMware, Inc. (“VMware”)’s common stock, we amended VMware’s certificate of incorporation to authorize shares of Class A and Class B common stock. After a conversion of existing common stock into Class A and Class B common stock, EMC holds 32.5 million shares of Class A common stock and 300.0 million shares of Class B common stock. The ownership rights of Class A and Class B common stock are the same except with respect to voting, conversion, certain actions that require the consent of holders of Class B common stock and other protective provisions. Each share of Class B common stock has ten votes, while each share of Class A common stock has one vote for all matters to be voted on by stockholders.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2007, VMware entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital, has agreed to purchase 9.5 million newly issued shares of VMware’s Class A common stock at $23.00 per share for an aggregate purchase price of $218.5 million, subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other customary closing conditions, including the absence of a material adverse change. If VMware does not complete an underwritten public offering with an aggregate price to the public of at least $250.0 million on or before December 31, 2007, Intel will have the right to exchange its Class A common stock for shares of VMware Series A redeemable preferred stock, the terms of which will be designated prior to the closing of the Intel investment. VMware has also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of VMware’s Class A common stock.

In July 2007, EMC entered into a stock purchase agreement with Cisco Systems (“Cisco”), pursuant to which Cisco has agreed to purchase 6.0 million shares of VMware Class A common stock held by EMC at $25.00 per share for an aggregate purchase price of $150.0 million, subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the completion of VMware’s initial public offering and the satisfaction of other customary closing conditions. VMware has also entered into an investor rights agreement with Cisco pursuant to which Cisco will have certain registration and other rights as a holder of VMware’s Class A common stock.

In June 2007, VMware adopted the 2007 Equity and Incentive Plan (the “VMware Plan”). Awards under the VMware Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock and restricted stock units. The maximum number of shares of VMware’s Class A common stock reserved for the grant or settlement of awards under the VMware Plan is 80.0 million. The exercise price for a stock option awarded under the VMware Plan shall not be less than 100% of the fair market value of VMware’s common stock on the date of the grant. Options granted under the VMware Plan vest 25% after the first year and then monthly thereafter over the following three years. The options expire six years from the date of grant.

In June 2007, VMware’s Compensation and Corporate Governance Committee made broad-based grants of options to purchase approximately 35.7 million shares of Class A common stock at an exercise price of $23.00 per share and issued approximately 0.5 million restricted stock units under the VMware Plan. Of the restricted stock units, approximately 0.4 million have terms that provide for 3-year cliff vesting, with performance acceleration with respect to one-third of the restricted shares in each of the first two years following achievement of certain performance goals. The remaining restricted stock units will vest ratably over four years from the date of the grant. Included in our results of operations for the three and six months ended June 30, 2007, is stock-based compensation charges for the awards issued under the VMware Plan.

In connection with our proposed public offering of VMware, VMware and EMC are conducting an exchange offer enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s common stock based on a formulaic exchange ratio which will be determined by dividing the two-day volume-weighted average price of EMC’s common stock for the last two full days of the exchange offer by the initial public offering price of VMware’s Class A common stock. The Company expects the exchange offer will expire on the date of the pricing of the public offering. The exchange offer is structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for EMC options will be determined by multiplying the number of tendered EMC options by the exchange ratio. The exercise price of the VMware options received in exchange will be the exercise price of the tendered EMC options divided by the exchange ratio. The number of shares of VMware restricted stock received in exchange for EMC restricted stock will be determined by multiplying the number of tendered EMC restricted shares by the exchange ratio.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in EMC’s consolidated income statement for both EMC and VMware equity grants for the three and six months ended June 30, 2007 and 2006 (table in thousands):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Stock Options	Restricted Stock	Total Stock- Based Compensation	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product sales	$4,972	$2,562	$7,534	$11,252	$4,038	$15,290
Cost of services	4,996	919	5,915	9,755	1,962	11,717
Research and development	14,937	9,796	24,733	27,767	20,408	48,175
Selling, general and administrative	28,284	20,740	49,024	55,374	39,997	95,371

Stock-based compensation expense before income tax benefit	53,189	34,017	87,206	104,148	66,405	170,553
Income tax benefit	(12,382)	(9,481)	(21,863)	(25,277)	(19,311)	(44,588)

Total stock-based compensation expense, net of tax benefit	$40,807	$24,536	$65,343	$78,871	$47,094	$125,965

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Stock Options	Restricted Stock	Total Stock- Based Compensation	Stock Options	Restricted Stock	Total Stock- Based Compensation
Cost of product sales	$9,289	$1,507	$10,796	$20,293	$2,671	$22,964
Cost of services	4,936	707	5,643	11,327	1,451	12,778
Research and development	13,839	11,996	25,835	30,724	20,372	51,096
Selling, general and administrative	37,114	18,935	56,049	78,078	37,022	115,100

Stock-based compensation expense before income tax benefit	65,178	33,145	98,323	140,422	61,516	201,938
Income tax benefit	(10,133)	(9,355)	(19,488)	(24,363)	(17,219)	(41,582)

Total stock-based compensation expense, net of tax benefit	$55,045	$23,790	$78,835	$116,059	$44,297	$160,356

Stock option expense includes $8.1 million and $16.0 million of expense associated with our employee stock purchase plan for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, stock option expense included $6.2 million and $13.9 million of expense associated with our employee stock purchase plan.

In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment in the first quarter of 2006 of $0.2 million related to the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units.

The fair value of each EMC option granted during the three and six months ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
Stock Options	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Dividend yield	None	None	None	None
Expected volatility	30.2%	35.0%	30.1%	35.0%
Risk-free interest rate	4.9%	5.0%	4.8%	4.8%
Expected life (in years)	4.2	4.0	4.2	4.0
Weighted-average fair value at grant date	$5.49	$4.67	$4.87	$4.66

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Three Months Ended		For the Six Months Ended
Employee Stock Purchase Plan	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Dividend yield	None	None	None	None
Expected volatility	25.2%	26.8%	25.2%	26.8%
Risk-free interest rate	5.0%	4.4%	5.0%	4.4%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value at grant date	$3.03	$3.17	$3.03	$3.17

Expected volatilities are based on our historical volatility and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each VMware option granted during the three and six months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Options	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Dividend yield	None	None
Expected volatility	39.2%	39.2%
Risk-free interest rate	5.0%	5.0%
Expected life (in years)	3.4	3.4
Weighted-average fair value at grant date	$7.97	$7.97

Since there is no public market for VMware’s common stock, we have determined the volatility for the VMware stock options based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options. The fair value of the 35.7 million stock options and the 0.5 million restricted stock units awarded through June 30, 2007 is approximately $260.5 million which will be recognized over the awards’ vesting periods resulting in equity-based compensation expense of approximately $39.7 million, $69.0 million, $65.5 million, $60.7 million and $25.6 million in 2007, 2008, 2009, 2010 and 2011, respectively. The annual expense is subject to the amount of equity-based compensation that may be capitalized.

8.  Restructuring Credits

During the three months ended June 30, 2006, we recognized a restructuring credit of $0.4 million. For the six months ended June 30, 2007 and 2006, we recognized restructuring credits of $2.7 million and $1.6 million, respectively.

The restructuring credit for the three months ended June 30, 2006 consisted of a net reduction of $0.8 million from our previous restructuring programs partially offset by a $0.4 million charge associated with vacating leased facilities. The net reduction was primarily attributable to lower than expected severance payments.

The restructuring credit for the six months ended June 30, 2007 consisted of a $3.0 million reduction of our previous restructuring programs partially offset by a $0.3 million charge associated with vacating leased facilities. The reductions to our previous restructuring programs were primarily attributable to lower than expected costs associated with vacating leased facilities.

The restructuring credit for the six months ended June 30, 2006 consisted of a $2.0 million net reduction of our previous restructuring programs partially offset by a $0.4 million charge associated with vacating leased facilities. The net reduction was primarily attributable to lower than expected severance payments.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the 2006 and the prior restructuring programs for the three and six months ended June 30, 2007 and 2006, respectively, is presented in the following tables:

2006 Restructuring Programs

The activity for the 2006 restructuring programs for the three and six months ended June 30, 2007 and 2006, respectively, is presented below (table in thousands):

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$107,483	$—	$(24,600)	$82,883
Consolidation of excess facilities	5,387	—	(295)	5,092
Contractual and other obligations	525	—	(324)	201

Total	$113,395	$—	$(25,219)	$88,176

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$127,820	$—	$(44,937)	$82,883
Consolidation of excess facilities	5,536	350	(794)	5,092
Contractual and other obligations	4,814	—	(4,613)	201

Total	$138,170	$350	$(50,344)	$88,176

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$427	$(29)	$398

Total	$—	$427	$(29)	$398

Six Months Ended June 30, 2006

Category	Balance as of December 31, 2005	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$427	$(29)	$398

Total	$—	$427	$(29)	$398

The 2006 restructuring programs included a workforce reduction that commenced in the fourth quarter of 2006 which covered approximately 1,350 employees worldwide. The workforce reduction’s objective is to further integrate EMC and the majority of the businesses we have acquired over the past three years. These actions impacted our major business functions and major geographic regions. Approximately 70% of the affected employees are or were based in North America, excluding Mexico, and 30% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of June 30, 2007, approximately 700 employees have been terminated.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three and six months ended June 30, 2007 and 2006, respectively, is presented below (tables in thousands):

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$11,779	$—	$(2,857)	$8,922
Consolidation of excess facilities	34,649	—	(3,925)	30,724

Total	$46,428	$—	$(6,782)	$39,646

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$21,135	$—	$(12,213)	$8,922
Consolidation of excess facilities	40,233	(3,020)	(6,489)	30,724

Total	$61,368	$(3,020)	$(18,702)	$39,646

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$67,235	$(1,462)	$(17,166)	$48,607
Consolidation of excess facilities	60,823	649	(4,282)	57,190

Total	$128,058	$(813)	$(21,448)	$105,797

Six Months Ended June 30, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$89,199	$(3,100)	$(37,492)	$48,607
Consolidation of excess facilities	65,414	1,093	(9,317)	57,190

Total	$154,613	$(2,007)	$(46,809)	$105,797

Adjustments to the provision during the six months ended June 30, 2007 were due to lower than expected costs associated with vacating leased facilities. Adjustments to the provision during the three and six months ended June 30, 2006 were primarily attributable to lower than expected severance payments partially offset by higher than expected costs associated with vacating excess facilities. Substantially all employees included in the 2005 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2007, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

10.  Segment Information

Management has organized the business around our offerings. In the fourth quarter of 2006, we realigned our business into four segments: Information storage, Content management and archiving, VMware virtual infrastructure and RSA information security. We established our RSA information security segment in the third quarter of 2006 with the acquisitions of RSA Security Inc. and Network Intelligence Corporation. We have conformed our prior period presentations to be consistent with our current segments. Our management measures are designed to assess segment operating performance excluding certain expenses. As a result, the corporate reconciling items are used to capture stock-based compensation expense and acquisition-related intangible asset amortization expense. Management does not include these costs in evaluating the performance of its operating segments. Our management makes financial decisions and allocates resources based on revenues and gross profit achieved at the segment level. We do not allocate selling, general and administrative expenses, research and development expenses, restructuring credits or assets to each segment, as management does not use this information to measure the performance of the operating segments.

The revenue components and gross profit attributable to these segments are set forth in the following tables (tables in thousands, except percentages):

	Information Storage	Content Management and Archiving	VMware Virtual Infrastructure	RSA Information Security	Corporate Reconciling Items	Consolidated
For the Three Months Ended:
June 30, 2007
Systems revenues	$1,347,357	$1,708	$—	$5,373	$—	$1,354,438
Software revenues	512,521	69,046	205,050	81,300	—	867,917
Services revenues	668,140	102,848	93,047	38,282	—	902,317

Total revenues	2,528,018	173,602	298,097	124,955	—	3,124,672
Cost of sales	1,240,379	65,733	41,643	33,470	42,634	1,423,859

Gross profit	$1,287,639	$107,869	$256,454	$91,485	$(42,634)	$1,700,813

Gross profit percentage	50.9%	62.1%	86.0%	73.2%	—	54.4%

June 30, 2006
Systems revenues	$1,147,892	$3,708	$—	$—	$—	$1,151,600
Software revenues	493,002	75,161	113,835	—	—	681,998
Services revenues	610,014	87,254	43,657	—	—	740,925

Total revenues	2,250,908	166,123	157,492	—	—	2,574,523
Cost of sales	1,103,727	52,633	21,879	—	38,292	1,216,531

Gross profit	$1,147,181	$113,490	$135,613	$—	$(38,292)	$1,357,992

Gross profit percentage	51.0%	68.3%	86.1%	—	—	52.7%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Information Storage	Content Management and Archiving	VMware Virtual Infrastructure	RSA Information Security	Corporate Reconciling Items	Consolidated
For the Six Months Ended:
June 30, 2007
Systems revenues	$2,650,098	$1,776	$—	$8,330	$—	$2,660,204
Software revenues	999,079	137,518	374,746	163,234	—	1,674,577
Services revenues	1,305,769	206,506	179,369	73,252	—	1,764,896

Total revenues	4,954,946	345,800	554,115	244,816	—	6,099,677
Cost of sales	2,469,188	128,035	81,316	65,186	85,199	2,828,924

Gross profit	$2,485,758	$217,765	$472,799	$179,630	$(85,199)	$3,270,753

Gross profit percentage	50.2%	63.0%	85.3%	73.4%	—	53.6%

June 30, 2006
Systems revenues	$2,370,516	$8,012	$—	$—	$—	$2,378,528
Software revenues	939,722	158,199	205,679	—	—	1,303,600
Services revenues	1,193,024	167,232	82,826	—	—	1,443,082

Total revenues	4,503,262	333,443	288,505	—	—	5,125,210
Cost of sales	2,214,057	100,572	40,052	—	79,194	2,433,875

Gross profit	$2,289,205	$232,871	$248,453	$—	$(79,194)	$2,691,335

Gross profit percentage	50.8%	69.8%	86.1%	—	—	52.5%

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States	$1,754,270	$1,453,010	$3,427,550	$2,899,381
Europe, Middle East and Africa	900,947	742,846	1,774,233	1,492,837
Asia Pacific	346,636	263,379	667,565	514,737
Latin America, Mexico and Canada	122,819	115,288	230,329	218,255

Total	$3,124,672	$2,574,523	$6,099,677	$5,125,210

No country other than the United States accounted for 10% or more of revenues during the three or six months ended June 30, 2007 or 2006.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,345.2 million at June 30, 2007 and $9,352.9 million at December 31, 2006. No country other than the United States accounted for 10% or more of these assets at June 30, 2007 or at December 31, 2006. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $492.4 million at June 30, 2007 and $342.0 million at December 31, 2006.

For the three and six months ended June 30, 2007, sales to Dell, Inc. (“Dell”) accounted for 15.6% and 14.6%, respectively, of our total revenues. For the three and six months ended June 30, 2006, sales to Dell accounted for 14.3% and 11.4%, respectively, of our total revenues. Revenues from Dell are included in all segments, except for RSA information security. Additionally, accounts receivable from Dell accounted for 10.8% and 10.2% of our total accounts receivable as of June 30, 2007 and December 31, 2006, respectively.

11.  Income Taxes

Our effective income tax rate was 21.7% and 19.9% for the three and six months ended June 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

other tax contingencies. For the three and six months ended June 30, 2007 and 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. During the three months ended June 30, 2007, we recognized discrete net tax benefits of $2.3 million that resulted primarily from reductions in certain income tax contingencies and the tax benefit from employees’ disqualifying dispositions of qualified stock options. For the six months ended June 30, 2007, we recognized discrete net tax benefits of $22.2 million. This was made up primarily of reductions of income tax contingencies, release of a valuation allowance recorded on certain foreign deferred tax assets and the tax benefit from employees’ disqualifying dispositions of qualified stock options.

Our effective income tax rate was 14.4% and 19.7% for the three and six months ended June 30, 2006, respectively. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and six months ended June 30, 2006, we recognized discrete net tax benefits of $33.3 million and $44.7 million, respectively. The $33.3 million discrete net benefit recognized during the second quarter of 2006 resulted primarily from the favorable resolution of certain income tax audits. The discrete net benefit recognized during the six months ended June 30, 2006 also includes an $11.4 million discrete benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these discrete benefits were non-deductible in-process research and development charges totaling $12.4 million incurred in connection with several acquisitions made during the second quarter of 2006.

EMC adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing FIN No. 48, we recognized a cumulative effect adjustment of $6.5 million to increase the January 1, 2007 retained earnings balance and decrease our accrued tax liabilities. Prior to the adoption of FIN No. 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. We reclassified $219.3 million of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities is not anticipated within one year of the balance sheet date.

As of January 1, 2007, we had $175.1 million of remaining unrecognized tax benefits. If recognized, $144.0 million would be recognized as a reduction of income tax expense impacting the effective income tax rate.

As of June 30, 2007, we had $192.5 million of unrecognized tax benefits. If recognized, $153.0 million would be recognized as a reduction of income tax expense impacting the effective income tax rate.

We have substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 is expected to commence in the second half of 2007. We have income tax audits in progress in numerous state, local and international jurisdictions in which we operate. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2000. Based on the outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions.

We recognize interest expense and penalties related to income tax matters in income tax expense. In addition to the unrecognized tax benefits noted above, we had accrued $32.0 million of interest and penalties as of January 1, 2007. Such amount as of June 30, 2007 was $32.4 million.

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

All dollar amounts expressed numerically in the MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further profitably increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ information infrastructure requirements. We have enhanced and expanded our portfolio of offerings through both internal research and development (“R&D”) and through acquisitions. Revenue from new and enhanced product offerings introduced in the last twelve months, including revenues from products of companies acquired during the last twelve months, contributed $476.6 of revenue to the current quarter and $850.3 to the six months ended June 30, 2007. We have increased our overall investment in R&D from $299.4 and $582.9, respectively, for the three and six months ended June 30, 2006 to $385.0 and $740.4, respectively, for the three and six months ended June 30, 2007. These R&D expenditures have enabled us to introduce new and enhanced offerings. We plan to continue our R&D efforts to enable further innovation so we can continue to introduce new and enhanced offerings. We anticipate our R&D expenditures for the second half of 2007 will be at least equal to the level of expenditures for the first half of the year.

Additionally, as further discussed below, in 2006 we implemented an integration plan for EMC and most of the acquisitions we have made over the past three years. The objectives of the plan are to improve efficiencies across our business and reduce costs, while helping us to present a more unified “One EMC” appearance to our customers. The plan includes a workforce reduction of approximately 1,350 employees worldwide, consolidation of facilities, termination of contracts and abandoning of assets from which we will no longer derive a benefit. Once fully implemented, we believe the annualized recurring pre-tax savings we will achieve from this plan is approximately $129.1, favorably impacting our Information Storage, Content Management and Archiving and RSA Information Security segments. As of June 30, 2007, there were approximately 650 employees remaining to be terminated. Our objective is to complete the remainder of the workforce reductions by the end of 2007. We anticipate the remaining cash obligation under the plan to be approximately $84.5, which will be funded through existing capital resources and cash to be generated from operations.

Through a combination of increasing our revenues and controlling the level of cost increases, our objective is to increase our overall level of profitability.

In addition to our focus on profitability, management is focused on enhancing our capital structure. In 2006, we issued $3,450.0 of long-term senior unsecured obligations. We utilized $2,200.0 of the net proceeds to repay the outstanding indebtedness under our six-month unsecured credit facility which was used to finance our acquisition of RSA Security, Inc. (“RSA”). We utilized the majority of the remaining proceeds to purchase 75.0 million shares of our common stock. From December 31, 2005 through June 30, 2007, we purchased 363.2 million shares of our common stock at a total cost of $4,533.6. During this time frame, we decreased our total outstanding shares by 12%. We plan to further enhance our capital structure through the initial public offering of approximately 10% of the capital stock of VMware, Inc. (“VMware”), an EMC subsidiary. We believe the offering will provide EMC shareholders greater visibility into VMware’s performance and growth, strengthen VMware’s employee retention and recruitment and reinforce EMC’s commitment to VMware’s open platform strategy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Information storage	$2,528.0	$2,250.9	$277.1	12.3%
Content management and archiving	173.6	166.1	7.5	4.5
VMware virtual infrastructure	298.1	157.5	140.6	89.3
RSA information security	125.0	—	125.0	NM

Total revenues	$3,124.7	$2,574.5	$550.2	21.4%

	For the Six Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Information storage	$4,954.9	$4,503.3	$451.6	10.0%
Content management and archiving	345.8	333.4	12.4	3.7
VMware virtual infrastructure	554.1	288.5	265.6	92.1
RSA information security	244.8	—	244.8	NM

Total revenues	$6,099.7	$5,125.2	$974.5	19.0%

NM – not measurable

The Information storage segment revenues include systems, software license and services revenues. Systems revenues were $1,347.4 and $1,147.9 for the second quarters of 2007 and 2006, respectively, representing an increase of 17.4% and were $2,650.1 and $2,370.5 for the first six months of 2007 and 2006, respectively, representing an increase of 11.8%. Software license revenues were $512.5 and $493.0 for the second quarters of 2007 and 2006, respectively, representing an increase of 4.0% and were $999.1 and $939.7 for the first six months of 2007 and 2006, respectively, representing an increase of 6.3%. The increases in both systems and software license revenues were due to greater demand for these products attributable to increased demand for our Information Technology (“IT”) infrastructure offerings, wider acceptance of information lifecycle management-based solutions and a broadened product portfolio. Revenue from new and enhanced product offerings introduced in the last twelve months, including revenues from products of companies acquired during the last twelve months, contributed $186.3 of revenue to the current quarter and $304.2 for the six months ended June 30, 2007. In addition, revenue growth was driven by higher sales volumes from our channel partners. Our channel partners contributed 63.3% and 64.1% of the revenue increases for the three and six months ended June 30, 2007, respectively. Software license revenue growth for both the three and six months ended June 30, 2007 was lower than systems revenue growth due to a combination of factors, including existing systems customers migrating to higher end systems but continuing to utilize their existing software licenses and increased lower end systems sales which utilize less software. Services revenues were $668.1 and $610.0 for the second quarters of 2007 and 2006, respectively, representing an increase of 9.5% and were $1,305.8 and $1,193.0 for the first six months of 2007 and 2006, respectively, representing an increase of 9.5%. Services revenues consist of software and hardware maintenance and professional services revenues. Services revenues increased due to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions. Additionally, demand for both software and systems maintenance increased with increased sales of systems and software. Professional services accounted for 58.5% and 63.8% of the increases in services revenues for the three and six month periods ended June 30, 2007, respectively. Software and systems maintenance accounted for 41.5% and 36.2% of the increases in services revenues for the three and six months ended June 30, 2007, respectively.

The Content management and archiving segment revenues include software license, services and systems revenues. Software license revenues were $69.0 and $75.2 for the quarters ended June 30, 2007 and 2006, respectively, representing a decrease of 8.2% and were $137.5 and $158.2 for the first six months of 2007 and 2006, respectively, representing a decrease of 13.1%. Systems revenues were $1.7 and $3.7 for the quarters ended June 30, 2007 and 2006, respectively, representing a decrease of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

54.1% and were $1.8 and $8.0 for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of 77.5%. In the second quarter of 2007 we realigned our go-to-market model which we believe negatively impacted our revenues. Additionally, a consolidation of IT vendors who provide enterprise content management solutions has occurred which we also believe has resulted in a short-term pause in customer purchases. Services revenues were $102.8 and $87.3 for the quarters ended June 30, 2007 and 2006, respectively, representing an increase of 17.8% and were $206.5 and $167.2 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of 23.5%. The increase in services revenues was attributable to greater demand for our professional services and higher software maintenance revenues. Professional services accounted for 59.2% and 58.7% of the increases in services revenues for the three and six month periods ended June 30, 2007. Software maintenance accounted for 40.8% and 41.3% of the increases in services revenues for the three and six months ended June 30, 2007.

The VMware virtual infrastructure segment revenues include software license and services revenues. Total revenues for the three months ended June 30, 2007 and 2006 were $298.1 and $157.5 respectively, representing an increase of 89.3%. Total revenues for the six months ended June 30, 2007 and 2006 were $554.1 and $288.5 respectively, representing an increase of 92.1%.

VMware software license revenues increased by 80.2% from $113.8 for the second quarter of 2006 to $205.1 for the second quarter of 2007. Software license revenues increased by 82.2% from $205.7 for the six months ended June 30, 2006 to $374.7 for the six months ended June 30, 2007. VMware sells its products through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. A significant majority of the increase in software license revenues for both the three and six months ended June 30, 2007 resulted from increased sales volume through its existing direct channel partners. These increases were driven by several factors, including greater demand for VMware’s virtualization product offerings attributable to wider market acceptance of virtualization as part of an organization’s IT infrastructure, a broadened product portfolio and expansion of its indirect channel partner network.

VMware had over 5,000 indirect channel partners as of June 30, 2007, an increase of over 1,000 partners as of December 31, 2006. These indirect channel partners obtain software licenses and services from VMware distributors and x86 systems vendors and market and sell them to end-user customers. In addition, VMware has a direct sales force that complements these efforts.

VMware also experienced an increase in the number of orders greater than fifty thousand dollars for the three and six months ended June 30, 2007 compared to the comparable periods. Orders from distributors and end-user customers which were greater than fifty thousand dollars were approximately 33.9% and 24.7% of revenue for the three months ended June 30, 2007 and 2006, respectively. Orders from distributors and end-user customers which were greater than fifty thousand dollars were approximately 30.6% and 24.5% of revenue for the six months ended June 30, 2007 and 2006, respectively. The increase in the number of orders greater than fifty thousand dollars is a result of broader acceptance of virtualization solutions for organization’s IT infrastructure and a trend toward end-user customers using VMware products broadly across their organization.

VMware services revenues increased by 112.8% from $43.7 for the second quarter of 2006 to $93.0 for the second quarter of 2007. Services revenues increased by 116.7% from $82.8 for the six months ended June 30, 2006 to $179.4 for the six months ended June 30, 2007. Services revenues consist of software maintenance and professional services revenues. The increase in services revenues for both the three and six months ended June 30, 2007 was primarily due to growth in its software maintenance revenue attributable to both new maintenance contracts associated with increases in license revenues as well as customer renewals of existing maintenance contracts. Additionally, professional services revenues increased due to growing demand for design and implementation services and training programs as end-user customers deployed virtualization across their organizations.

The RSA information security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence Corporation (“Network Intelligence”) in September 2006. The RSA information security segment provides technologies to secure information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle and includes systems, software license, software maintenance and other services revenues. Total revenues for the three and six months ended June 30, 2007 were $125.0 and $244.8, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Revenues by geography were as follows:

	For the Three Months Ended
	June 30, 2007	June 30, 2006	% Change
United States	$1,754.3	$1,453.0	20.7%
Europe, Middle East and Africa	900.9	742.8	21.3
Asia Pacific	346.6	263.4	31.6
Latin America, Mexico and Canada	122.8	115.3	6.5

	For the Six Months Ended
	June 30, 2007	June 30, 2006	% Change
United States	$3,427.6	$2,899.4	18.2%
Europe, Middle East and Africa	1,774.2	1,492.8	18.9
Asia Pacific	667.6	514.7	29.7
Latin America, Mexico and Canada	230.3	218.3	5.5

Revenue increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 in all of our markets due to greater demand for our products and services. Also contributing to the increase were revenues generated from the acquisition of RSA. Changes in exchange rates favorably impacted revenue growth by 2.1% for the three and six months ended June 30, 2007. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

Costs and Expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Cost of revenue:
Information storage	$1,240.4	$1,103.7	$136.7	12.4%
Content management and archiving	65.7	52.6	13.1	24.9
VMware virtual infrastructure	41.6	21.9	19.7	90.0
RSA information security	33.5	—	33.5	NM
Corporate reconciling items	42.6	38.3	4.3	11.2

Total cost of revenue	1,423.9	1,216.5	207.4	17.0

Gross margins:
Information storage	1,287.6	1,147.2	140.4	12.2
Content management and archiving	107.9	113.5	(5.6)	(4.9)
VMware virtual infrastructure	256.5	135.6	120.9	89.2
RSA information security	91.5	—	91.5	NM
Corporate reconciling items	(42.6)	(38.3)	(4.3)	11.2

Total gross margin	1,700.8	1,358.0	342.8	25.2
Operating expenses:
Research and development	385.0	299.4	85.6	28.6
Selling, general and administrative	924.3	782.0	142.3	18.2
In-process research and development	—	12.4	(12.4)	(100.0)
Restructuring credits	—	(0.4)	0.4	(100.0)

Total operating expenses	1,309.3	1,093.5	215.8	19.7

Operating income	391.5	264.5	127.0	48.0
Investment income, interest expense and other income, net	35.7	61.6	(25.9)	(42.0)

Income before income taxes	427.2	326.1	101.1	31.0
Provision for income taxes	92.8	47.0	45.8	97.4

Net income	$334.4	$279.1	$55.3	19.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Cost of revenue:
Information storage	$2,469.2	$2,214.1	$255.1	11.5%
Content management and archiving	128.0	100.6	27.4	27.2
VMware virtual infrastructure	81.3	40.1	41.2	102.7
RSA information security	65.2	—	65.2	NM
Corporate reconciling items	85.2	79.2	6.0	7.6

Total cost of revenue	2,828.9	2,433.9	395.0	16.2

Gross margins:
Information storage	2,485.8	2,289.2	196.6	8.6
Content management and archiving	217.8	232.9	(15.1)	(6.5)
VMware virtual infrastructure	472.8	248.5	224.3	90.3
RSA information security	179.6	—	179.6	NM
Corporate reconciling items	(85.2)	(79.2)	(6.0)	7.6

Total gross margin	3,270.8	2,691.3	579.5	21.5
Operating expenses:
Research and development	740.4	582.9	157.5	27.0
Selling, general and administrative	1,800.0	1,530.2	269.8	17.6
In-process research and development	—	12.4	(12.4)	(100.0)
Restructuring credits	(2.7)	(1.6)	(1.1)	68.8

Total operating expenses	2,537.7	2,124.0	413.7	19.5

Operating income	733.0	567.3	165.7	29.2
Investment income, interest expense and other income, net	74.4	124.1	(49.7)	(40.0)

Income before taxes and cumulative effect of a change in accounting principle	807.4	691.4	116.0	16.8
Provision for income taxes	160.4	136.5	23.9	17.5

Income before cumulative effect of a change in accounting principle	647.0	554.9	92.1	16.6
Cumulative effect of a change in accounting principle	—	0.2	(0.2)	(100.0)

Net income	$647.0	$555.2	$91.8	16.5%

NM – not measurable

Gross Margins

Our gross margin percentages were 54.4% and 52.7% for the second quarters of 2007 and 2006, respectively. The gross margin percentage for the second quarter of 2007 was favorably impacted by 1.6% from the VMware virtual infrastructure segment, 0.9% from the incremental margin generated from the RSA information security segment as a result of the acquisitions of RSA and Network Intelligence during the third quarter of 2006 and 0.1% from decreases in stock-based compensation expense. Partially offsetting these improvements were gross margin decreases of 0.3% from the information storage segment and 0.3% from the content management and archiving segment. Additionally, increases in intangible amortization expense associated with acquisitions negatively impacted gross margins by 0.3%. Our gross margin percentages were 53.6% and 52.5% for the first six months of 2007 and 2006, respectively. The gross margin percentage for the first six months of 2007 was favorably impacted by 1.5% from the VMware virtual infrastructure segment, 0.9% from the incremental margin generated from the RSA information security segment as a result of the acquisitions of RSA and Network Intelligence during the third quarter of 2006, and 0.2% by decreases in stock-based compensation expense. Partially offsetting these improvements were gross margin decreases of 0.8% from the information storage segment and 0.4% from the content management and archiving segment. Additionally, increases in intangible amortization expense associated with acquisitions negatively impacted gross margins by 0.3%.

For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. Stock-based compensation expense

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

and acquisition-related intangible asset amortization expense increased from $38.3 and $79.2 for the three and six months ended June 30, 2006 to $42.6 and $85.2 for the three and six months ended June 30, 2007, respectively. Acquisition-related intangible asset amortization expense was $29.2 and $21.9 for the three months ended June 30, 2007 and 2006, respectively, and was $58.2 and $43.5 for the six months ended June 30, 2007 and 2006, respectively. The increase in acquisition-related intangible asset amortization was primarily due to the acquisitions of RSA and Network Intelligence in September 2006. Stock-based compensation expense was $13.4 and $16.4 for the three months ended June 30, 2007 and 2006, respectively, and was $27.0 and $35.7 for the six months ended June 30, 2007 and 2006, respectively. The decreases in stock-based compensation expense for the three and six months ended June 30, 2007 were primarily due to higher valued options that became fully vested prior to the beginning of the three and six months ended June 30, 2007.

The gross margin percentages for the information storage segment remained relatively constant at 50.9% and 51.0% for the second quarters of 2007 and 2006, respectively. The gross margin percentages for the information storage segment decreased to 50.2% from 50.8% for the six months ended June 30, 2007 and 2006, respectively. The decrease in the gross margin percentage for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to a change in the mix of our systems revenue resulting in a greater portion of sales of systems which yield a lower margin. For the six months ended June 30, 2007, our lower margin systems products represented 15.3% of total systems sales as compared to 13.6% for the same period in 2006. Also contributing to the decrease in gross margins was a decrease in software license revenue as a percentage of total information storage revenues to 20.2% for the six months ended June 30, 2007 from 20.9% for the six months ended June 30, 2006. Software license revenues generally provide a higher gross margin percentage than other services revenues.

The gross margin percentages for the content management and archiving segment decreased to 62.1% from 68.3% for the three months ended June 30, 2007 from the three months ended June 30, 2006. The gross margin percentages decreased to 63.0% from 69.8% for the six months ended June 30, 2007 from the six months ended June 30, 2006, respectively. The decrease in gross margin percentages for both the three and six months ended June 30, 2007 compared to 2006 was primarily due to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total content management and archiving revenues declined to 39.8% for the three months ended June 30, 2007 from 45.2% for the three months ended June 30, 2006 and to 39.8% for the six months ended June 30, 2007 from 47.4% for the six months ended June 30, 2006. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for the VMware virtual infrastructure segment were 86.0% and 86.1% for the three months ended June 30, 2007 and 2006, respectively. The gross margin percentages for the VMware virtual infrastructure segment were 85.3% and 86.1% for the six months ended June 30, 2007 and 2006, respectively. The decrease in the gross margin percentage for the six months ended June 30, 2007 as compared to the same period in the prior year was primarily attributable to a decrease in software license revenues as a percentage of total VMware revenues to 67.6% for the six months ended June 30, 2007 from 71.3% for the six months ended June 30, 2006. Software license revenues generally provide a higher gross margin percentage than other services revenues. Additionally, an increase in amortization of capitalized software development cost negatively impacted margins by 1.8% for both the three and six months ended June 30, 2007 as compared to the same periods in 2006.

The gross margin percentages for the RSA information security segment were 73.2% and 73.4% for the three and six months ended June 30, 2007.

Research and Development

As a percentage of revenues, R&D expenses were 12.3% and 11.6% for the second quarters of 2007 and 2006, respectively, and were 12.1% and 11.4% for the first six months of 2007 and 2006, respectively. In addition, we incurred $48.3 and $43.2 during the second quarters of 2007 and 2006, respectively, and $102.7 and $96.1 during the first six months of 2007 and 2006, respectively, on software development costs which were capitalized. R&D expenses increased $85.6 and $157.4 for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting and higher cost of supplies to support new product development and incremental R&D efforts resulting from the acquisition of RSA. Personnel-related costs increased by $64.4 and $110.1 and the cost of supplies increased $8.5 and $18.1 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 29.6% and 30.4% for the second quarters of 2007 and 2006, respectively, and were 29.5% and 29.9% for the first six months of 2007 and 2006, respectively. SG&A expenses increased in absolute dollars by $142.3 and $269.8 for the three and six months ended June 30, 2007 compared to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

same periods in 2006, primarily due to higher personnel-related costs, including salaries, benefits, commission, recruiting, contract labor and consulting, higher depreciation and amortization costs, higher travel-related costs and higher facilities costs to support the overall growth of the business. Personnel-related costs increased by $86.8 and $189.4, depreciation and amortization costs increased by $15.1 and $31.1, travel-related costs increased by $12.9 and $16.5 and facilities-related costs increased by $5.4 and $10.0 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Partially offsetting these expense increases was a decrease in stock-based compensation expense. SG&A-related stock-based compensation expense decreased to $49.0 from $56.0 for the three months ended June 30, 2007 and 2006, respectively, and decreased to $95.4 from $115.1 for the six months ended June 30, 2007 and 2006, respectively. The decrease in stock-based compensation expense for the three and six months ended June 30, 2007 was primarily due to higher valued options that became fully vested prior to the beginning of the three and six months ended June 30, 2007. Upon the completion of VMware’s initial public offering, we expect to incur additional general and administrative costs, including legal and auditing fees, in connection with holding an ownership stake in a separate publicly-traded company.

Restructuring Credits

During the three months ended June 30, 2006, we recognized a restructuring credit of $0.4. For the six months ended June 30, 2007 and 2006, we recognized restructuring credits of $2.7 and $1.6, respectively.

The restructuring credit for the three months ended June 30, 2006 consisted of a net reduction of $0.8 from our previous restructuring programs partially offset by a $0.4 charge associated with vacating leased facilities. The net reduction was primarily attributable to lower than expected severance payments.

The restructuring credit for the six months ended June 30, 2007 consisted of a $3.0 reduction of our previous restructuring programs partially offset by a $0.3 charge associated with vacating leased facilities. The reductions to our previous restructuring programs were primarily attributable to lower than expected costs associated with vacating leased facilities.

The restructuring credit for the six months ended June 30, 2006 consisted of a $2.0 net reduction of our previous restructuring programs partially offset by a $0.4 charge associated with vacating leased facilities. The net reduction was primarily attributable to lower than expected severance payments.

The activity for the 2006 and the prior restructuring programs for the three and six months ended June 30, 2007 and 2006, respectively, is presented in the following tables:

2006 Restructuring Programs

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$107.5	$—	$(24.6)	$82.9
Consolidation of excess facilities	5.4	—	(0.3)	5.1
Contractual and other obligations	0.5	—	(0.3)	0.2

Total	$113.4	$—	$(25.2)	$88.2

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$127.8	$—	$(44.9)	$82.9
Consolidation of excess facilities	5.5	0.4	(0.8)	5.1
Contractual and other obligations	4.8	—	(4.6)	0.2

Total	$138.2	$0.4	$(50.3)	$88.2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Initial Provision	Utilization	Balance as of June 30, 2006
Consolidation of excess facilities	$—	$0.4	$—	$0.4

Total	$—	$0.4	$—	$0.4

Six Months Ended June 30, 2006

Category	Balance as of December 31, 2005	Initial Provision	Utilization	Balance as of June 30, 2006

Consolidation of excess facilities	$—	$0.4	$—	$0.4

Total	$—	$0.4	$—	$0.4

The 2006 restructuring programs included a workforce reduction that commenced in the fourth quarter of 2006 and covers approximately 1,350 employees worldwide. The workforce reduction’s objective is to further integrate EMC and the majority of the businesses we have acquired over the past three years. These actions impacted our major business functions and major geographic regions. Approximately 70% of the affected employees are or were based in North America, excluding Mexico, and 30% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of June 30, 2007, approximately 700 employees have been terminated.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three and six months ended June 30, 2007 and 2006, respectively, is presented below:

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$11.8	$—	$(2.9)	$8.9
Consolidation of excess facilities	34.6	—	(3.9)	30.7

Total	$46.4	$—	$(6.8)	$39.6

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$21.1	$—	$(12.2)	$8.9
Consolidation of excess facilities	40.2	(3.0)	(6.5)	30.7

Total	$61.4	$(3.0)	$(18.7)	$39.6

Three Months Ended June 30, 2006

Category	Balance as of March 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$67.2	$(1.5)	$(17.2)	$48.6
Consolidation of excess facilities	60.8	0.6	(4.3)	57.2

Total	$128.1	$(0.8)	$(21.4)	$105.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Six Months Ended June 30, 2006

Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of June 30, 2006
Workforce reductions	$89.2	$(3.1)	$(37.5)	$48.6
Consolidation of excess facilities	65.4	1.1	(9.3)	57.2

Total	$154.6	$(2.0)	$(46.8)	$105.8

Adjustments to the provision during the three and six months ended June 30, 2007 was due to lower than expected costs associated with vacating leased facilities. Adjustments to the provision during the three and six months ended June 30, 2006 were primarily attributable to lower than expected severance payments partially offset by higher than expected costs associated with vacating excess facilities. Substantially all employees included in the 2005 and prior restructuring programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

Investment Income

Investment income was $50.9 and $61.7 for the second quarters of 2007 and 2006, respectively, and was $103.0 and $123.5 for the first six months of 2007 and 2006, respectively. Investment income decreased for both the three and six months ended June 30, 2007 compared to the same periods in 2006 due to lower average outstanding cash and investment balances, partially offset by decreased realized losses on investments. The weighted average return on investments, excluding realized losses and gains, was 4.2% and 4.3% for the second quarters of 2007 and 2006, respectively, and was 4.3% and 4.1% for the first six months of 2007 and 2006, respectively. Net realized losses were $6.0 and $8.0 for the second quarters of 2007 and 2006, respectively, and were $10.5 and $14.9 for the first six months of 2007 and 2006, respectively.

Interest Expense

Interest expense was $18.1 and $0.6 for the second quarters of 2007 and 2006, respectively, and was $36.4 and $2.6 for the first six months of 2007 and 2006, respectively. Interest expense increased primarily due to higher debt balances. In November 2006, we completed the issuance of our $1,725.0 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725.0 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”).

Other Income, Net

Other income, net was $3.0 and $0.5 for the second quarters of 2007 and 2006, respectively, and was $7.8 and $3.2 for the six months ended June 30, 2007 and 2006, respectively. The increase for the three months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to a decrease in foreign currency transaction losses. The increase for the six months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to higher net gains from the sale of strategic investments and a decrease in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rate was 21.7% and 19.9% for the three and six months ended June 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2007 and 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. During the three months ended June 30, 2007, we recognized discrete net tax benefits of $2.3 that resulted primarily from reductions in certain income tax contingencies and the tax benefit from employees’ disqualifying dispositions of qualified stock options. For the six months ended June 30, 2007, we recognized discrete net tax benefits of $22.2. This was made up primarily of reductions of income tax contingencies, release of a valuation allowance recorded on certain foreign deferred tax assets, and the tax benefit from employees’ disqualifying dispositions of qualified stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our effective income tax rate was 14.4% and 19.7% for the three and six months ended June 30, 2006, respectively. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and six months ended June 30, 2006, we recognized discrete net tax benefits of $33.3 and $44.7, respectively. The $33.3 discrete net benefit recognized during the second quarter of 2006 resulted primarily from the favorable resolution of certain income tax audits. The discrete net benefit recognized during the six months ended June 30, 2006 also includes an $11.4 discrete benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these discrete benefits were non-deductible in-process research and development charges totaling $12.4 incurred in connection with several acquisitions made during the second quarter of 2006. Our effective income tax rate increased from the three months ended June 30, 2006 to June 30, 2007 primarily due to the substantially larger benefit from reductions in certain income tax contingencies in the quarter ended June 30, 2006.

Minority Interests

In July 2007, VMware entered in a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital, has agreed to purchase 9.5 million shares of VMware’s Class A common stock at $23.00 per share for an aggregate purchase price of $218.5, subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other customary closing conditions, including the absence of a material adverse change. If VMware does not complete an underwritten public offering with an aggregate price to the public of at least $250.0 on or before December 31, 2007, Intel will have the right to exchange its Class A common stock for shares of VMware Series A redeemable preferred stock, the terms of which will be designated prior to the closing of the Intel investment. VMware has also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of VMware’s Class A common stock.

In July 2007, EMC entered into a stock purchase agreement with Cisco Systems (“Cisco”), pursuant to which Cisco has agreed to purchase 6.0 million shares of VMware Class A common stock held by EMC at $25.00 per share for an aggregate purchase price of $150.0, subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the completion of VMware’s initial public offering and the satisfaction of other customary closing conditions. VMware has also entered into an investor rights agreement with Cisco pursuant to which Cisco will have certain registration and other rights as a holder of VMware’s Class A common stock.

We have filed a registration statement with the Securities and Exchange Commission announcing plans to sell 33.0 million shares of VMware’s Class A common stock (38.0 million shares if the over-allotment option is exercised in full) in an initial public offering.

The consummation of these transactions will result in a minority ownership interest in VMware of approximately 12.9% (14.1% if the over-allotment option is exercised in full).

VMware has adopted the 2007 Equity and Incentive Plan (the “VMware Plan”) and has reserved 80.0 million shares for the awarding of stock options and restricted stock units. Through July 26, 2007, VMware’s Compensation and Corporate Governance Committee made broad-based grants of approximately 36.2 million stock options and approximately 538,000 restricted stock units.

In connection with the proposed public offering of VMware, VMware and EMC are conducting an exchange offer enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s common stock based on a formulaic exchange ratio which will be determined by dividing the two-day volume-weighted average price of EMC’s common stock for the last two full days of the exchange offer by the initial public offering price of VMware’s Class A common stock. The Company expects the exchange offer will expire on the date of the pricing of the public offering. The exchange offer is structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for EMC options will be determined by multiplying the number of tendered EMC options by the exchange ratio. The exercise price of the VMware options received in exchange will be the exercise price of the tendered EMC options divided by the exchange ratio. The number of shares of VMware restricted stock received in exchange for EMC restricted stock will be determined by multiplying the number of tendered EMC restricted shares by the exchange ratio. There are a maximum of approximately 12.3 million EMC stock options and 5.8 million shares of EMC restricted stock that are eligible for exchange. The number of stock options and restricted shares that will be issued by VMware is dependent upon the number of awards tendered by VMware employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

As a result of the aforementioned transactions there will be a minority shareholder interest in VMware. The minority interest in the net earnings of VMware will be presented as a reduction of our earnings, negatively impacting our results of operations.

Financial Condition

Cash provided by operating activities was $1,430.2 and $1,029.2 for the six months ended June 30, 2007 and 2006, respectively. Cash received from customers was $6,391.5 and $5,423.0 for the six months ended June 30, 2007 and 2006, respectively. The increase in cash received from customers was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $4,930.4 and $4,124.7 for the six months ended June 30, 2007 and 2006, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 33,400 and 28,400 at June 30, 2007 and 2006, respectively. The majority of the headcount increase was due to the general growth of the business, as well as increased acquisition activity subsequent to June 30, 2006 including the acquisition of RSA. Cash received from dividends and interest was $116.7 and $134.9 for the six months ended June 30, 2007 and 2006, respectively. The decrease was due to lower balances of cash, cash equivalents and short and long-term investments. Cash paid for interest was $38.9 and $2.7 for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to an interest payment made on the Notes. For the six months ended June 30, 2007 and 2006, we paid $108.8 and $401.4, respectively, in income taxes. The decrease for the six months ended June 30, 2007 was primarily attributable to income tax payments made in 2006 for funds repatriated in 2005 under the American Jobs Creation Act of 2004.

Cash provided by (used in) investing activities was $392.4 and $(456.8) for the six months ended June 30, 2007 and 2006, respectively. Capital additions were $324.2 and $316.1 for the six months ended June 30, 2007 and 2006, respectively. The increase in capital spending was attributable to the costs associated with the construction of new headquarter facilities for VMware partially offset by a decrease in spending on various IT initiatives to further integrate our acquisitions. Capitalized software development costs on a cash basis were $98.0 and $96.1 for the first six months of 2007 and 2006, respectively. Net sales (purchases) and maturities of investments were $982.6 and $266.1 for the six months ended June 30, 2007 and 2006, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used for financing activities was $492.0 and $1,363.3 for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, we spent $878.2 and $1,375.6 to repurchase 60.9 million and 106.0 million shares of our common stock, respectively. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have cumulatively repurchased 170.7 million shares at a total cost of $2,085.3, leaving a remaining balance of 79.3 million shares authorized for future repurchases. We plan to spend at least $1,000.0 on common stock repurchases during 2007; however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $355.3 and $129.9 of cash during the six months ended June 30, 2007 and 2006, respectively, from the exercise of stock options.

Depreciation and amortization expense was $438.3 and $364.6 for the first six months of 2007 and 2006, respectively. The increase in depreciation and amortization expense was primarily attributable to greater depreciation expense resulting from an increase in property, plant and equipment balances to support the overall growth of our business. Depreciation expense increased $37.2 for the six months ended June 30, 2007 as compared to the same period in 2006. Higher intangible amortization expense associated with increased acquisition activity subsequent to June 30, 2006, including the acquisition of RSA in the third quarter of 2006 also contributed to the increase in depreciation and amortization. For the six months ended June 30, 2007 compared to the same period in 2006, intangible amortization expense increased $25.8. Finally, higher amortization expense associated with capitalized software development costs also resulted in increased depreciation and amortization. For the six months ended June 30, 2007 compared to the same period in 2006, amortization expense associated with capitalized software development costs increased by $10.7.

We have a credit line of $50.0 in the United States. As of June 30, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2007, we were in compliance with the covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

In November 2006, we issued our 2011 Notes and 2013 Notes for total gross proceeds of $3,450.0. The Notes are structurally subordinated to all liabilities of our subsidiaries and are effectively subordinated to our secured indebtedness. As of June 30, 2007, the aggregate amount of liabilities of our subsidiaries was approximately $2,400.0, excluding intercompany liabilities.

In July 2007, VMware entered in a stock purchase agreement with Intel, pursuant to which Intel, through its affiliate, Intel Capital, has agreed to purchase 9.5 million newly issued shares of VMware’s Class A common stock at $23.00 per share for an aggregate purchase price of $218.5, subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other customary closing conditions, including the absence of a material adverse change. If VMware does not complete an underwritten public offering with an aggregate price to the public of at least $250.0 on or before December 31, 2007, Intel will have the right to exchange its Class A common stock for shares of VMware Series A redeemable preferred stock, the terms of which will be designated prior to the closing of the Intel investment. VMware has also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of VMware’s Class A common stock.

In July 2007, EMC entered into a stock purchase agreement with Cisco, pursuant to which Cisco has agreed to purchase 6.0 million shares of VMware Class A common stock held by EMC at $25.00 per share for an aggregate purchase price of $150.0, subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the completion of VMware’s initial public offering and the satisfaction of other customary closing conditions. VMware has also entered into an investor rights agreement with Cisco pursuant to which Cisco will have certain registration and other rights as a holder of VMware’s Class A common stock.

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

In July 2007, the Financial Accounting Standards Board (“FASB”) voted to issue a draft FASB Staff Position (“FSP”) to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The proposed accounting change would require issuers to separate the bond into two components: a non-convertible bond and a conversion option. The separation of the conversion option would create a discount in the bond component which would be accreted to its face value through interest expense over the term of the bond. This would increase an issuer’s interest rate commensurate with the issuer’s straight debt rate. If the FSP is issued, approved and requires adoption to existing convertible debt instruments, we would recognize incremental interest expense on our convertible debt instruments, negatively impacting our diluted earnings per share.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended June 30, 2007, Dell Inc., one of our channel partners, accounted for 15.6% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2007

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	10,005,819		$14.42	10,000,000	95,021,563
May 1, 2007 – May 31, 2007	15,700,887		$15.63	15,699,800	79,321,763
June 1, 2007 – June 30, 2007	292,628		$16.93	—	79,321,763

Total	25,999,334	(2)	$15.18	25,699,800	79,321,763

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 299,534 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EMC’s Annual Meeting of Shareholders was held on May 3, 2007. There was no solicitation in opposition to management’s nominees as listed in EMC’s proxy statement, and all such nominees were elected as Class II directors for a three-year term. The shareholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2007, approved an amended and restated EMC Corporation 2003 Stock Plan, approved an amendment to EMC’s 1989 Employee Stock Purchase Plan and voted to eliminate EMC’s classified board structure, thereby providing for the annual election of each director beginning with the 2008 Annual Meeting of Shareholders. The shareholders voted on four shareholder proposals, which related to EMC’s Audit Committee, election of directors by majority vote, simple majority vote and pay-for-superior-performance, each as described in EMC’s Proxy Statement. The results of the votes for each of these proposals were as follows:

1.	Election of Class II Directors:

	FOR	WITHHELD
Michael W. Brown	1,804,536,656	54,181,903
John R. Egan	1,747,971,828	110,746,731
David N. Strohm	1,793,580,420	65,138,139

The following directors also continued in office after the Annual Meeting of Shareholders: Michael J. Cronin, Gail Deegan, W. Paul Fitzgerald, Olli-Pekka Kallasvuo, Windle B. Priem, Joseph M. Tucci and Alfred Zeien.

2.	Ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2007:

For:	1,832,420,069
Against:	14,227,851
Abstain:	12,070,639
Broker Non-Vote:	0

3.	Approval of amended and restated EMC Corporation 2003 Stock Plan to increase by 100,000,000 the number of shares available under the plan, and make other amendments:

For:	1,056,599,993
Against:	383,233,422
Abstain:	19,285,141
Broker Non-Vote:	399,600,003

4.	Approval of an amendment to EMC’s 1989 Employee Stock Purchase Plan to increase by 25,000,000 the number of shares available under the plan:

For:	1,380,341,527
Against:	65,748,680
Abstain:	13,029,307
Broker Non-Vote:	399,599,045

5.	Elimination of EMC’s classified board structure, thereby providing for the annual election of each director beginning with the 2008 Annual Meeting of Shareholders:

For:	1,829,145,841
Against:	16,613,721
Abstain:	12,958,272
Broker Non-Vote:	725

6.	Shareholder proposal relating to EMC’s Audit Committee:

For:	213,293,439
Against:	1,212,923,141
Abstain:	32,903,581
Broker Non-Vote:	399,598,398

7.	Shareholder proposal relating to election of directors by majority vote:

For:	619,544,500
Against:	823,768,353
Abstain:	15,807,308
Broker Non-Vote:	399,598,398

8.	Shareholder proposal relating to simple majority vote:

For:	1,201,146,624
Against:	242,160,439
Abstain:	15,812,218
Broker Non-Vote:	399,599,278

9.	Shareholder proposal relating to pay-for-superior-performance:

For:	118,914,702
Against:	1,324,627,258
Abstain:	15,578,201
Broker Non-Vote:	399,598,398

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 41 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 9, 2007	By:	/S/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated By-laws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (1)

10.1	EMC Corporation Amended and Restated 2003 Stock Plan. (3)

10.2	EMC Corporation 1989 Employee Stock Purchase Plan, as amended. (3)

10.3	Amendment to Verid, Inc. 2006 Incentive Compensation Plan (filed herewith).

10.4	Separation Agreement by and between EMC Corporation and David DeWalt dated as of April 10, 2007. (4)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed March 6, 2006 (No. 33-03656).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 16, 2006 (No. 33-03656).
(3)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 27, 2007 (No. 001-09853).
(4)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed April 27, 2007 (No. 001-09853).