Form 10-Q
period 2007-09-30
EMC CORP
filed 2007-11-08
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2007 was 2,098,224,897.

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

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,546,010	$1,828,106
Short-term investments	1,281,930	1,521,925
Accounts and notes receivable, less allowance for doubtful accounts of $30,819 and $39,509	1,920,172	1,692,214
Inventories	886,729	834,800
Deferred income taxes	447,224	418,146
Other current assets	298,571	225,396

Total current assets	9,380,636	6,520,587
Long-term investments	1,699,368	2,246,290
Property, plant and equipment, net	2,106,207	2,035,559
Deferred income taxes	—	104,446
Intangible assets, net	942,510	1,003,549
Other assets, net	684,261	638,655
Goodwill	6,408,993	6,017,161

Total assets	$21,221,975	$18,566,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$805,592	$680,263
Accrued expenses	1,547,502	1,592,022
Income taxes payable	114,154	63,806
Deferred revenue	1,618,435	1,325,671

Total current liabilities	4,085,683	3,661,762
Income taxes payable	239,675	219,342
Deferred revenue	904,513	780,124
Deferred income taxes	351,910	—
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	128,135	129,312

Total liabilities	9,159,916	8,240,540
Minority interest in VMware	173,347	—
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,098,225 and 2,122,339 shares	20,982	21,223
Additional paid-in capital	2,957,177	2,560,935
Retained earnings	8,944,555	7,798,112
Accumulated other comprehensive loss, net	(34,002)	(54,563)

Total stockholders’ equity	11,888,712	10,325,707

Total liabilities and stockholders’ equity	$21,221,975	$18,566,247

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Product sales	$2,332,884	$2,035,652	$6,667,665	$5,717,780
Services	966,870	779,654	2,731,766	2,222,736

	3,299,754	2,815,306	9,399,431	7,940,516
Costs and expenses:
Cost of product sales	1,056,714	992,272	3,131,434	2,794,910
Cost of services	421,396	339,295	1,175,600	970,532
Research and development	383,600	312,302	1,123,958	895,220
Selling, general and administrative	983,774	809,086	2,783,813	2,339,326
In-process research and development	800	23,000	800	35,410
Restructuring credits	(571)	(2,779)	(3,241)	(4,359)

Operating income	454,041	342,130	1,187,067	909,477
Net gain on investments, including gain on sale of VMware stock	137,330	—	137,330	—
Investment income	67,192	51,160	170,181	174,676
Interest expense	(17,937)	(5,807)	(54,366)	(8,438)
Other (expense) income, net	(6,857)	(947)	951	2,248

Income before taxes, minority interest in VMware and cumulative effect of a change in accounting principle	633,769	386,536	1,441,163	1,077,963
Income tax provision	136,390	102,872	296,770	239,378

Income before minority interest in VMware and cumulative effect of a change in accounting principle	497,379	283,664	1,144,393	838,585
Minority interest in VMware, net of taxes	(4,459)	—	(4,459)	—

Income before cumulative effect of a change in accounting principle	492,920	283,664	1,139,934	838,585
Cumulative effect of a change in accounting principle, net of taxes of $107	—	—	—	247

Net income	$492,920	$283,664	$1,139,934	$838,832

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.24	$0.13	$0.55	$0.37
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.24	$0.13	$0.55	$0.37

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.23	$0.13	$0.53	$0.36
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$0.23	$0.13	$0.53	$0.36

Weighted average shares, basic	2,080,507	2,215,039	2,077,289	2,290,157

Weighted average shares, diluted	2,177,259	2,240,291	2,140,555	2,327,365

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Cash received from customers	$9,620,908	$8,074,003
Cash paid to suppliers and employees	(7,455,043)	(6,311,034)
Dividends and interest received	182,840	198,721
Interest paid	(41,706)	(3,115)
Income taxes paid	(159,106)	(471,078)

Net cash provided by operating activities	2,147,893	1,487,497

Cash flows from investing activities:
Additions to property, plant and equipment	(501,462)	(506,054)
Capitalized software development costs	(163,350)	(152,614)
Purchases of short and long-term available for sale securities	(5,053,999)	(5,011,854)
Sales and maturities of short and long-term available for sale securities	5,871,715	6,016,126
Proceeds from the sale of EMC’s interest in VMware to Cisco	150,000	—
Business acquisitions, net of cash acquired	(508,574)	(2,464,187)
Other	(10,860)	(20,860)

Net cash used in investing activities	(216,530)	(2,139,443)

Cash flows from financing activities:
Issuance of common stock from the exercise of stock options	553,319	144,602
Proceeds from the sale of VMware’s common stock	1,253,533	—
Issuance of VMware’s common stock from the exercise of stock options	2,760	—
Repurchase of EMC common stock	(1,102,602)	(2,464,888)
Excess tax benefits from stock-based compensation	55,250	12,036
Payment of short and long-term obligations	(4,369)	(127,538)
Proceeds from short and long-term obligations	19,550	2,200,085

Net cash provided by (used in) financing activities	777,441	(235,703)

Effect of exchange rate changes on cash and cash equivalents	9,100	23,599

Net increase (decrease) in cash and cash equivalents	2,717,904	(864,050)
Cash and cash equivalents at beginning of period	1,828,106	2,322,370

Cash and cash equivalents at end of period	$4,546,010	$1,458,320

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,139,934	$838,832
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(247)
Minority interest in VMware	4,459	—
Net gain on investments, including gain on sale of VMware’s stock	(137,330)	—
Depreciation and amortization	669,168	555,965
In-process research and development	800	35,410
Stock-based compensation expense	271,189	299,510
Increase in provision for doubtful accounts	2,605	9,512
Deferred income taxes, net	(31,495)	(80,647)
Excess tax benefits from stock-based compensation	(55,250)	(12,036)
Other	5,262	23,934
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(188,486)	2,013
Inventories	(2,702)	(131,284)
Other assets	(125,538)	(53,473)
Accounts payable	109,594	141,775
Accrued expenses	(87,235)	(115,146)
Income taxes payable	169,065	(151,320)
Deferred revenue	407,357	121,962
Other liabilities	(3,504)	2,737

Net cash provided by operating activities	$2,147,893	$1,487,497

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$492,920	$283,664	$1,139,934	$838,832
Other comprehensive income, net of (benefit) taxes:
Foreign currency translation adjustments, net of taxes of $0, $0, $0 and $0	11,386	588	7,480	13,927
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes (benefits) of $3,300, $4,882, $(70) and $2,474	16,208	45,420	13,540	20,833
Changes in market value of derivatives, net of tax benefits of $0, $(8), $(7), and $(71)	(348)	(72)	(459)	(640)

Other comprehensive income	27,246	45,936	20,561	34,120

Comprehensive income	$520,166	$329,600	$1,160,495	$872,952

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

EMC’s systems, software and services support our customers’ critical business processes by helping them build information infrastructures from the most comprehensive systems available to store, manage and protect information at the right service levels and the right costs. We refer to this as an information lifecycle management strategy. Our information management software and solutions empower our customers to capture, manage and leverage structured and unstructured information – documents, images or emails – to support their business processes. Our virtual infrastructure software helps organizations respond to changing IT requirements by dynamically altering their computing and storage environments with flexible virtualization technologies. Our resource management software allows organizations to better understand, manage and automate the operation of their information infrastructure. Our information security division offers customers security solutions to assess the risk to their information, secure the people accessing information and the infrastructure, protect the confidentiality and integrity of the information itself, and manage security information and events to assure effectiveness and ease the burdens of compliance.

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries and VMware, Inc. (“VMware”), a company majority-owned by EMC. All intercompany transactions have been eliminated.

As described in Footnote 2, in August 2007, EMC and VMware completed transactions involving the sale of VMware common stock which reduced EMC’s interest in VMware from 100% to approximately 85%. VMware’s financial results have been consolidated with that of EMC for all periods presented, as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as Minority interest in VMware, net of taxes on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with changes in its stockholders’ equity, attributable to those other owners is shown as Minority interest in VMware on EMC’s consolidated balance sheets.

Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three and nine month periods ended September 30, 2007 and 2006.

We have revised our presentation from filings made prior to the quarter ended June 30, 2007 of the cumulative effect of adopting the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS No. 123R”) to now present the impact of recording the pro forma balance sheet amounts related to capitalized software, inventory and accrued warranty costs as a credit to additional paid-in capital as opposed to a cumulative effect of accounting change that impacted net income, as previously presented. The effect of this change was immaterial to the consolidated financial statements and increased net income for the full year 2006 and the nine months ended September 30, 2006 by $3.6 million and decreased additional paid-in capital at January 1, 2006 by the same amount. This change had no impact on the previously reported income before cumulative effect of a change in accounting principle or on cash flows from operating, financing or investing activities. In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment in the first quarter of 2006 of $0.2 million related to the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sale of Stock by a Subsidiary

EMC accounts for the sale of stock by a subsidiary in accordance with the Securities and Exchange Commissions’ Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the income statement or as an equity transaction increasing or decreasing additional paid-in capital. EMC has elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

Earnings Per Share

Basic income per common share and diluted income per common share are presented in conformity with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”). In accordance with FAS 128, basic income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock, the $125.0 million 4.5% Senior Convertible notes due April 1, 2007 that we assumed in connection with the acquisition of Documentum (“the Documentum Notes”), our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”), and associated warrants (the “Sold Warrants”). Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We do not expect the standard to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“FAS 159”), which will become effective in 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We do not expect the standard to have a material impact on our financial position or results of operations.

2.  VMware, Inc. Transactions

In the third quarter of 2007, VMware completed an initial public offering (“IPO”) of its Class A common stock. Prior to the IPO, EMC amended VMware’s certificate of incorporation to authorize shares of Class A and Class B common stock. After a conversion of existing common stock into Class A and Class B common stock, EMC held 32.5 million shares of Class A common stock and 300.0 million shares of Class B common stock. The ownership rights of Class A and Class B common stock are the same, except with respect to voting, conversion, certain actions that require the consent of holders of Class B common stock and other protective provisions. Each share of Class B common stock has ten votes, while each share of Class A common stock has one vote for all matters to be voted on by stockholders. In the IPO in August 2007, VMware sold 37.95 million shares of its Class A common stock at $29.00 per share, resulting in net proceeds of approximately $1,035.2 million. The SAB 51 gain of $881.9 million from this transaction was recorded as an increase to additional paid-in capital.

In connection with the IPO, EMC and VMware conducted a voluntary exchange offer enabling VMware employees in the United States the ability to exchange their existing EMC options and restricted stock awards for options to purchase VMware

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Class A common stock and restricted stock awards of VMware Class A common stock, respectively, at an exchange ratio based upon EMC’s two-day weighted average trading price prior to the consummation of the offering and the IPO offering price of Class A common stock. The exchange ratio was designed to preserve the intrinsic value of the tendered EMC awards. Eligible employees tendered approximately 4.7 million EMC restricted stock awards and approximately 11.0 million EMC stock options in the exchange offer. Based on an initial public offering price of $29.00 per share and an EMC two-day weighted average trading price of $17.74, approximately 2.9 million shares of VMware Class A common stock in the form of restricted stock awards and approximately 6.7 million shares of Class A common stock underlying options were granted in exchange for the tendered EMC awards. The incremental charge associated with the exchange offer did not have a material impact on our financial position or results of operations.

In August 2007, Intel Corporation, through its affiliate, Intel Capital, purchased from VMware 9.5 million newly issued shares of VMware’s Class A common stock at $23.00 per share, resulting in net proceeds to VMware of approximately $218.3 million. The SAB 51 gain of $216.1 million from this transaction was recorded as an increase to additional paid-in capital.

In August 2007, Cisco Systems purchased 6.0 million shares of VMware’s Class A common stock held by EMC at $25.00 per share, resulting in net proceeds to EMC of approximately $150.0 million. This transaction resulted in a pre-tax gain of $148.6 million which is reflected in the income statement within net gain on investments, including gain on sale of VMware stock.

As of September 30, 2007, the minority stockholders’ proportionate share of equity in VMware of $173.3 million is reflected as Minority interest in VMware in the accompanying balance sheet. At September 30, 2007, EMC held approximately 98% of the combined voting power of VMware’s outstanding common stock and approximately 85% of the economic interest in VMware.

3.  Acquisitions

During the first nine months of 2007, we acquired nine companies for an aggregate purchase price, net of cash acquired, of $508.6 million. Based on our preliminary purchase price allocation, acquired intangibles totaling $76.6 million have been recorded with estimated useful lives of between four and eleven years. The total goodwill recorded from the acquisitions was $398.1 million. The results of the acquired companies have been included in our consolidated results of operations from their respective closing dates.

The following pro forma information gives effect to all the acquisitions that were completed by EMC in the three and nine months ended September 30, 2007 as if the acquisitions occurred at the beginning of the periods indicated. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$3,363,827	$2,883,833	$9,674,806	$8,156,023
Net income	490,518	281,118	1,129,733	823,787
Net income per weighted average share, basic	$0.24	$0.13	$0.54	$0.36
Net income per weighted average share, diluted	$0.23	$0.13	$0.53	$0.35

4.  Investments

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with remaining maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of September 30, 2007, we had total short and long-term investments of approximately $2.98 billion.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments with unrealized losses at September 30, 2007 by investment category and length of time the investment has been in an unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$21,507	$(74)	$29,319	$(137)	$50,826	$(211)
U.S. corporate debt securities	45,467	(242)	74,000	(407)	119,467	(649)
Asset and mortgage-backed securities	56,845	(259)	27,344	(471)	84,189	(730)
Municipal obligations	167,573	(804)	168,210	(2,344)	335,783	(3,148)
Foreign debt securities	22,031	(47)	10,877	(54)	32,908	(101)

Total	$313,423	$(1,426)	$309,750	$(3,413)	$623,173	$(4,839)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at September 30, 2007 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.

5.  Inventories

Inventories consist of (table in thousands):

	September 30, 2007	December 31, 2006
Purchased parts	$75,392	$75,206
Work-in-process	463,455	451,045
Finished goods	347,882	308,549

	$886,729	$834,800

6.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	September 30, 2007	December 31, 2006
Furniture and fixtures	$214,007	$190,925
Equipment	3,080,717	2,799,367
Buildings and improvements	1,174,077	1,039,409
Land	125,423	116,222
Building construction in progress	83,224	141,196

	4,677,448	4,287,119
Accumulated depreciation and amortization	(2,571,241)	(2,251,560)

	$2,106,207	$2,035,559

Building construction in progress at September 30, 2007 includes $25.7 million for a facility not yet placed in service that we are holding for future use.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2007	December 31, 2006
Salaries and benefits	$562,457	$595,691
Product warranties	254,306	242,744
Restructuring (See Note 10)	110,166	199,538
Other	620,573	554,049

	$1,547,502	$1,592,022

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance, beginning of the period	$250,754	$235,544	$242,744	$206,608
Current period provision	36,105	31,887	107,284	119,530
Amounts charged to the accrual	(32,553)	(31,692)	(95,722)	(90,399)

Balance, end of the period	$254,306	$235,739	$254,306	$235,739

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components. The provision for the nine months ended September 30, 2006 includes $22.0 million associated with stock-based compensation expense associated with the cumulative effect of adoption of FAS No. 123R.

8.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Net income, as reported, basic	$492,920	$283,664	$1,139,934	$838,832
Adjustment for interest expense on assumed conversion of Documentum Notes	—	—	—	643

Net income, diluted	$492,920	$283,664	$1,139,934	$839,475

Denominator:
Basic weighted average common shares outstanding	2,080,507	2,215,039	2,077,289	2,290,157
Weighted average common stock equivalents	62,687	25,252	51,787	34,222
Assumed conversion of the Notes	34,065	—	11,479	—
Assumed conversion of Documentum Notes	—	—	—	2,986

Diluted weighted average shares outstanding	2,177,259	2,240,291	2,140,555	2,327,365

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options to acquire 48.5 million and 108.1 million shares of our common stock for the three and nine months ended September 30, 2007, respectively, and options to acquire 264.2 million and 213.8 million shares of our common stock for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. There were no adjustments for the effect of VMware potential dilutive securities because there was no difference between their basic and diluted earnings per share for the periods indicated. For the three and nine months ended September 30, 2007, there were 34.1 million and 11.5 million shares, respectively, potentially issuable under our Notes. For the three and nine months ended September 30, 2007, there were no shares potentially issuable for the associated Sold Warrants because these instruments were not considered “in-the-money.” The Notes and the Sold Warrants did not impact the calculation of diluted net income per weighted average share for the three and nine months ended September 30, 2006 because we did not enter into these transactions until November 2006. The effect of the Documentum Notes on the calculation of diluted net income per weighted average share for the three and nine months ended September 30, 2006 was calculated using the “if converted” method. We redeemed all of the outstanding Documentum Notes in April 2006.

9.  Stockholders’ Equity

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three and nine months ended September 30, 2007, we repurchased 12.4 million and 73.3 million shares of our common stock, respectively. Of the 250.0 million shares authorized for repurchase, we have repurchased 183.1 million shares at a total cost of $2.3 billion, leaving a remaining balance of 66.9 million shares authorized for future repurchases. For the nine months ended September 30, 2007, we spent $1.1 billion to repurchase common stock. We plan to spend an additional $0.9 billion on common stock repurchases from October 1, 2007 through March 31, 2008.

VMware Equity and Incentive Plan

In June 2007, VMware adopted the 2007 Equity and Incentive Plan (the “VMware Plan”). Awards under the VMware Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The maximum number of shares of VMware’s Class A common stock reserved for the grant or settlement of awards under the VMware Plan is 80.0 million. The exercise price for a stock option awarded under the VMware Plan shall not be less than 100% of the fair market value of VMware’s common stock on the date of the grant. Most options granted under the VMware Plan vest 25% after the first year and then monthly thereafter over the following three years. The options expire six years from the date of grant. The exercise of stock options and the vesting of restricted stock grants of VMware will give rise to additional SAB 51 gains or losses and will also increase the minority interest in VMware.

The following table summarizes activity in VMware stock options and restricted stock (shares in thousands):

	VMware Stock Options		VMware Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2007	—	—	—	—
Granted at fair market value	37,198	$23.36	453	$23.00
Exchanged from EMC awards	6,732	19.94	2,872	21.48
Forfeited	(70)	23.07	—	—
Exercised, subject to repurchase	(120)	23.00	120	23.00

Outstanding, September 30, 2007	43,740	$22.83	3,445	$21.74

As of September 30, 2007, 3.4 million shares of VMware restricted stock were outstanding and unvested, with an aggregate intrinsic value of $290.0 million and a weighted average remaining contractual life of approximately 3.2 years. These shares are scheduled to vest through 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2007, options were granted to non-employee directors to purchase 120,000 shares of Class A common stock with an exercise price of $23.00. The options are exercisable immediately, subject to termination if not exercised within one year from the date of grant, and vest one-third on each of the first three anniversaries of the grant. In July 2007, the 120,000 options to purchase shares of Class A common stock were exercised prior to vesting, resulting in the outstanding shares being subject to repurchase and hence restricted until such time as the underlying options vest.

In July 2007, a grant of 85,000 restricted stock units was made to an executive officer of VMware. These restricted stock units vest in 2009 only if goals established by the VMware Compensation and Corporate Governance Committee are met. As these goals have not yet been established, these restricted stock units are not considered granted for accounting purposes. Therefore, they are not included as grants in the table shown above.

The fair value of each VMware option granted during the three and nine months ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Options	For the Three Months Ended September, 30 2007	For the Nine Months Ended September 30, 2007
Dividend yield	None	None
Expected volatility	39.2%	39.2%
Risk-free interest rate	4.5%	5.0%
Expected life (in years)	3.4	3.4
Weighted-average fair value at grant date	$13.55	$8.19

The volatility for the VMware stock options is based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

VMware Employee Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan with a total of 6.4 million shares of VMware Class A common stock reserved for issuance. Under the plan, VMware employees will be able to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The initial grant period began August 13, 2007 and will be exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31. The fair value of each option granted during the three and nine months ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September, 30 2007	For the Nine Months Ended September 30, 2007
Dividend yield	None	None
Expected volatility	34.8%	34.8%
Risk-free interest rate	4.8%	4.8%
Expected life (in years)	0.4	0.4
Weighted-average fair value at grant date	$6.99	$6.99

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Restructuring Credits

During the three months ended September 30, 2007 and 2006, we recognized restructuring credits of $0.6 million and $2.8 million, respectively. For the nine months ended September 30, 2007 and 2006, we recognized restructuring credits of $3.2 million and $4.4 million, respectively.

The restructuring credits for the three and nine months ended September 30, 2007 were primarily attributable to lower than expected costs of vacating excess facilities.

The restructuring credits for the three and nine months ended September 30, 2006 were primarily attributable to lower than expected severance payments and lower than expected costs associated with vacating leased facilities.

2006 Restructuring Programs

The activity for the 2006 restructuring programs, the majority of which were initiated in the fourth quarter of 2006, for the three and nine months ended September 30, 2007 and 2006 is presented below (table in thousands):

Three Months Ended September 30, 2007

Category	Balance as of June 30, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$82,883	$(40)	$(10,557)	$72,286
Consolidation of excess facilities	5,092	(496)	(1,703)	2,893
Contractual and other obligations	201	40	(120)	121

Total	$88,176	$(496)	$(12,380)	$75,300

Nine Months Ended September 30, 2007
Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$127,820	$(40)	$(55,494)	$72,286
Consolidation of excess facilities	5,536	(146)	(2,497)	2,893
Contractual and other obligations	4,814	40	(4,733)	121

Total	$138,170	$(146)	$(62,724)	$75,300

Three Months Ended September 30, 2006
Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$398	$—	$(87)	$311

Total	$398	$—	$(87)	$311

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$—	$427	$(116)	$311

Total	$—	$427	$(116)	$311

The 2006 restructuring programs included a workforce reduction that commenced in the fourth quarter of 2006 which covered approximately 1,350 employees worldwide. The workforce reduction’s objective is to further integrate EMC and the majority of

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the businesses we have acquired over the past three years. These actions impacted our major business functions and major geographic regions. Approximately 70% of the affected employees are or were based in North America, excluding Mexico, and 30% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of September 30, 2007, approximately 900 employees have terminated employment with EMC. The remaining cash portion owed for the 2006 restructuring programs is $71.5 million and is expected to be paid out through 2018.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three and nine months ended September 30, 2007 and 2006, respectively, is presented below (tables in thousands):

Three Months Ended September 30, 2007

Category	Balance as of June 30, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$8,922	$111	$(2,674)	$6,359
Consolidation of excess facilities	30,724	(186)	(2,031)	28,507

Total	$39,646	$(75)	$(4,705)	$34,866

Nine Months Ended September 30, 2007
Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$21,135	$111	$(14,887)	$6,359
Consolidation of excess facilities	40,233	(3,206)	(8,520)	28,507

Total	$61,368	$(3,095)	$(23,407)	$34,866

Three Months Ended September 30, 2006
Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$48,607	$(933)	$(15,091)	$32,583
Consolidation of excess facilities	57,190	(1,846)	(3,872)	51,472

Total	$105,797	$(2,779)	$(18,963)	$84,055

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$89,199	$(4,073)	$(52,543)	$32,583
Consolidation of excess facilities	65,414	(713)	(13,229)	51,472

Total	$154,613	$(4,786)	$(65,772)	$84,055

Substantially all employees included in these programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

11.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2007, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

12.  Segment Information

Following the completion of VMware’s initial public offering, management has organized the Company around our two primary businesses: EMC Information Infrastructure and VMware Virtual Infrastructure. The EMC Information Infrastructure business operates in three segments: Information Storage, Content Management and Archiving, and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense, acquisition-related intangible asset amortization expense and the effects of capitalizing and amortizing the costs of computer software development. Additionally, in certain instances, in-process research and development charges, restructuring charges and infrequently occurring gains or losses are also excluded from assessing segment performance. As a result of preparing separate financial statements for VMware’s initial public offering, there have been some adjustments to VMware’s standalone consolidated financial statements that have been recorded in different periods by both EMC and VMware. These differences were not considered material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative expenses, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

Prior to the initial public offering, we operated within the same segments, however our management made financial decisions and allocated resources based on our revenues and gross profits achieved at the segment level. As a result of the initial public offering, our VMware Virtual Infrastructure segment is now run independently and income before taxes and minority interest is now the segment operating performance measure for this segment. We have restated the presentation of our segments for prior periods to conform to the current presentation.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended September 30, 2007 and 2006 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Content Management and Archiving	RSA Information Security
Three Months Ended:
September 30, 2007
Revenues:
Systems revenues	$1,405,139	$1,485	$4,743	$1,411,367	$—	$—	$1,411,367
Software revenues	515,055	79,247	82,979	677,281	244,236	—	921,517
Services revenues	703,093	108,580	45,142	856,815	110,055	—	966,870

Total revenues	2,623,287	189,312	132,864	2,945,463	354,291	—	3,299,754
Cost of sales	1,245,375	61,951	38,154	1,345,480	41,679	90,951	1,478,110

Gross profit	$1,377,912	$127,361	$94,710	1,599,983	312,612	(90,951)	1,821,644

Gross profit percentage	52.5%	67.3%	71.3%	54.3%	88.2%		55.2%
Research and development				340,548	77,121	(34,069)	383,600
Selling, general, and administrative				760,880	148,021	74,873	983,774
In-process research and development				800	—	—	800
Restructuring credits				(571)	—	—	(571)

Total costs and expenses				1,101,657	225,142	40,804	1,367,603

Operating income				498,326	87,470	(131,755)	454,041
Other income, net				41,860	538	137,330	179,728

Income before taxes and minority interest				$540,186	$88,008	$5,575	$633,769

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2006
Revenues:
Systems revenues	$1,295,524	$87	$3,710	$1,299,321	$—	$—	$1,299,321
Software revenues	524,679	59,092	27,084	610,855	125,476	—	736,331
Services revenues	619,496	90,173	6,961	716,630	63,024	—	779,654

Total revenues	2,439,699	149,352	37,755	2,626,806	188,500	—	2,815,306
Cost of sales	1,166,890	53,995	8,950	1,229,835	24,707	77,025	1,331,567

Gross profit	$1,272,809	$95,357	$28,805	1,396,971	163,793	(77,025)	1,483,739

Gross profit percentage	52.2%	63.8%	76.3%	53.2%	86.9%		52.7%
Research and development				293,157	43,285	(24,140)	312,302
Selling, general, and administrative				671,798	70,579	66,709	809,086
In-process research and development				—	—	23,000	23,000
Restructuring credits				(2,779)	—	—	(2,779)

Total costs and expenses				962,176	113,864	65,569	1,141,609

Operating income				434,795	49,929	(142,594)	342,130
Other income, net				44,047	359	—	44,406

Income before taxes				$478,842	$50,288	$(142,594)	$386,536

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the nine months ended September 30, 2007 and 2006 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2007
Revenues:
Systems revenues	$4,055,237	$3,261	$13,073	$4,071,571	$—	$—	$4,071,571
Software revenues	1,514,135	216,765	246,213	1,977,113	618,981	—	2,596,094
Services revenues	2,008,861	315,086	118,394	2,442,341	289,425	—	2,731,766

Total revenues	7,578,233	535,112	377,680	8,491,025	908,406	—	9,399,431
Cost of sales	3,657,793	181,124	102,862	3,941,779	105,018	260,237	4,307,034

Gross profit	$3,920,440	$353,988	$274,818	4,549,246	803,388	(260,237)	5,092,397

Gross profit percentage	51.7%	66.2%	72.8%	53.6%	88.4%		54.2%
Research and development				996,799	209,870	(82,711)	1,123,958
Selling, general, and administrative				2,198,153	381,049	204,611	2,783,813
In-process research and development				800	—	—	800
Restructuring credits				(3,241)	—	—	(3,241)

Total costs and expenses				3,192,511	590,919	121,900	3,905,330

Operating income				1,356,735	212,469	(382,137)	1,187,067
Other income, net				118,415	(1,649)	137,330	254,096

Income before taxes and minority interest				$1,475,150	$210,820	$(244,807)	$1,441,163

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2006
Revenues:
Systems revenues	$3,666,040	$8,099	$3,710	$3,677,849	$—	$—	$3,677,849
Software revenues	1,464,401	217,291	27,084	1,708,776	331,155	—	2,039,931
Services revenues	1,812,520	257,405	6,961	2,076,886	145,850	—	2,222,736

Total revenues	6,942,961	482,795	37,755	7,463,511	477,005	—	7,940,516
Cost of sales	3,317,335	150,838	8,950	3,477,123	55,786	232,533	3,765,442

Gross profit	$3,625,626	$331,957	$28,805	3,986,388	421,219	(232,533)	4,175,074

Gross profit percentage	52.2%	68.8%	76.3%	53.4%	88.3%		52.6%
Research and development				850,188	106,924	(61,892)	895,220
Selling, general, and administrative				1,957,299	179,294	202,733	2,339,326
In-process research and development				—	—	35,410	35,410
Restructuring credits				(3,973)	—	(386)	(4,359)

Total costs and expenses				2,803,514	286,218	175,865	3,265,597

Operating income				1,182,874	135,001	(408,398)	909,477
Other income, net				167,825	661	—	168,486

Income before taxes and cumulative effect of a change in accounting principle				$1,350,699	$135,662	$(408,398)	$1,077,963

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
United States	$1,884,307	$1,652,212	$5,311,857	$4,551,594
Europe, Middle East and Africa	940,826	762,489	2,715,059	2,255,326
Asia Pacific	334,375	283,540	1,001,940	798,276
Latin America, Mexico and Canada	140,246	117,065	370,575	335,320

Total	$3,299,754	$2,815,306	$9,399,431	$7,940,516

No country other than the United States accounted for 10% or more of revenues during the three or nine months ended September 30, 2007 or 2006.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,574.2 million at September 30, 2007 and $9,352.9 million at December 31, 2006. No country other than the United States accounted for 10% or more of these assets at September 30, 2007 or December 31, 2006. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $547.6 million at September 30, 2007 and $342.0 million at December 31, 2006.

For the three and nine months ended September 30, 2007, sales to Dell, Inc. (“Dell”) accounted for 15.8% and 15.0%, respectively, of our total revenues. For the three and nine months ended September 30, 2006, sales to Dell accounted for 15.1% and 14.5%, respectively, of our total revenues. Revenues from Dell are included in all segments. Additionally, accounts receivable from Dell accounted for 9.7% and 10.2% of our total accounts receivable as of September 30, 2007 and December 31, 2006, respectively.

13.  Income Taxes

Our effective income tax rate was 21.5% and 20.6% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2007 and 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and nine months ended September 30, 2007, we incurred discrete net tax costs of $23.0 million and $0.8 million, respectively. The net discrete tax costs incurred during the third quarter of 2007 primarily included taxes from the capital gain on the sale of VMware stock, partially offset by a release of a valuation reserve on capital loss carryforwards. The net discrete tax costs incurred during the nine months ended September 30, 2007 also include tax benefits from the reduction of income tax contingencies and tax benefits from employees’ disqualifying dispositions of qualified stock options.

Our effective income tax rate was 26.6% and 22.2% for the three and nine months ended September 30, 2006, respectively. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and nine months ended September 30, 2006, we recognized discrete tax benefits of $12.2 million and $56.9 million, respectively. The $12.2 million benefit recognized during the third quarter of 2006 resulted primarily from a reduction in certain income tax contingencies. The net benefit recognized during the nine months ended September 30, 2006 included a $33.3 million benefit from the favorable resolution of certain income tax audits and a $23.6 million benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these benefits were non-deductible in-process research and development charges totaling $23.0 million for the three months ended September 30, 2006 and $35.4 million for the nine months ended September 30, 2006.

EMC adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of implementing FIN No. 48, we recognized a cumulative effect adjustment of $6.5 million to increase the January 1, 2007 retained earnings balance and decrease our accrued tax liabilities. Prior to the adoption of FIN No. 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. With the adoption of FIN No. 48, we reclassified $219.3 million of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities was not anticipated within one year of the balance sheet date.

As of January 1, 2007, we had $175.1 million of remaining unrecognized tax benefits. If recognized, $143.9 million would be recognized as a reduction of income tax expense impacting the effective income tax rate. The remainder would be an adjustment of $17.9 million to goodwill and $13.3 million to additional paid-in capital.

As of September 30, 2007, we had $200.7 million of unrecognized tax benefits. If recognized, $156.7 million would be recognized as a reduction of income tax expense impacting the effective income tax rate. The remainder would be an adjustment of $25.1 million to goodwill and $18.9 million to additional paid-in capital.

We have substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 commenced in the second half of 2007. We have income tax audits in process in numerous state, local and international jurisdictions in which we operate. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2000. Based on the outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions.

We recognize interest expense and penalties related to income tax matters in income tax expense. In addition to the unrecognized tax benefits noted above, we had accrued $32.0 million of interest and penalties as of January 1, 2007. Such amount as of September 30, 2007 was $34.7 million.

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

INTRODUCTION

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Content Management and Archiving and RSA Information Security. Our objective for our EMC Information Infrastructure business is to achieve profitable growth by increasing our operating income, measured on a cash basis, at a rate greater than our revenue growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further profitably increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ information infrastructure requirements. We have enhanced and expanded our portfolio of offerings through both internal research and development (“R&D”) and through acquisitions. We have increased our overall investment in R&D from $265.4 and $799.0, respectively, for the three and nine months ended September 30, 2006 to $315.8 and $919.3, respectively, for the three and nine months ended September 30, 2007. These R&D expenditures have enabled us to introduce new and enhanced offerings. We plan to continue our R&D efforts to enable further innovation so we can continue to introduce new and enhanced offerings. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenues from companies acquired during the last twelve months, contributed $537.5 of revenue to the current quarter and $1,334.1 to the nine months ended September 30, 2007.

Concurrent with our objective of growing revenues, we are focused on controlling our costs. In 2006, we implemented an integration plan for EMC and most of the acquisitions we have made over the past three years. The objectives of the plan are to improve efficiencies across our EMC Information Infrastructure business and reduce costs, while helping us to present a more unified “One EMC” to our customers. The plan includes a workforce reduction of approximately 1,350 employees worldwide, consolidation of facilities, termination of contracts and abandoning of assets from which we will no longer derive a benefit. Once fully implemented, we believe the annualized recurring pre-tax savings we will achieve from this plan is approximately $129.1, favorably impacting the three segments within our Information Infrastructure business. As of September 30, 2007, there were approximately 450 employees remaining to be terminated. Our objective is to complete the majority of the remainder of the workforce reductions by the end of 2007. We anticipate the remaining cash obligation under the plan to be approximately $71.5, which will be funded through existing capital resources as well as cash to be generated from operations and is expected to be paid out through 2018.

Our VMware Virtual Infrastructure business has achieved significant revenue growth to date and is focused on extending its growth by broadening its product portfolio, enabling choice for customers and driving standards, expanding its network of technology and distribution partners, increasing market awareness and promoting the adoption of server virtualization. In addition to selling to new customers, the segment is also focused on expanding the use of its products within its existing customer base, as much of its license revenue is based on a per desktop or per server arrangement. VMware will continue to invest in its corporate infrastructure, including customer support, information technology and general and administrative functions.

VMware’s current financial focus is on sustaining its growth in revenue to generate cash flow to expand its market segment share and its virtualization solutions. Although VMware is currently the leading provider of virtualization solutions, management believes the adoption by customers of virtualization solutions is at very early stages. The business expects to face competitive threats to its leadership position from a number of companies, some of whom may have significantly greater resources. As a result,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

management believes it is important to continue to invest in research and product development, sales and marketing and the support function to maintain or expand its leadership in the virtualization solutions market. This investment could result in contracting operating margins as VMware invests in its future.

Management is also focused on enhancing our capital structure. In 2006, we issued $3,450.0 of long-term senior unsecured obligations. We utilized $2,200.0 of the net proceeds to repay the outstanding indebtedness under our nine-month unsecured credit facility which was used to finance our acquisition of RSA Security, Inc. (“RSA”). We utilized the majority of the remaining proceeds to purchase 75.0 million shares of our common stock. From December 31, 2005 through September 30, 2007, we purchased 375.6 million shares of our common stock at a total cost of $4,758.0. During this time frame, we decreased our total outstanding shares by 12.0%. We plan to spend an additional $900.0 to purchase shares of our common stock from October 1, 2007 through March 31, 2008.

In the third quarter of 2007, we further enhanced our capital structure through the initial public offering of approximately 37.95 million shares, or 10%, of the capital stock of VMware. In the quarter, VMware also sold 9.5 million shares of its capital stock to Intel Capital. Net proceeds to VMware from these transactions were $1,253.5. We also sold 6.0 million shares of VMware Class A common stock held by us to Cisco Systems, resulting in net proceeds to EMC of approximately $150.0.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
Information Storage	$2,623.3	$2,439.7	$183.6	7.5%
Content Management and Archiving	189.3	149.4	39.9	26.7
RSA Information Security	132.9	37.8	95.1	251.6
VMware Virtual Infrastructure	354.3	188.5	165.8	88.0

Total revenues	$3,299.8	$2,815.3	$484.5	17.2%

	For the Nine Months Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
Information Storage	$7,578.2	$6,943.0	$635.2	9.1%
Content Management and Archiving	535.1	482.8	52.3	10.8
RSA Information Security	377.7	37.8	339.9	899.2
VMware Virtual Infrastructure	908.4	477.0	431.4	90.4

Total revenues	$9,399.4	$7,940.5	$1,458.9	18.4%

The Information Storage segment revenues include systems, software license and services revenues. Systems revenues were $1,405.1 and $1,295.5 for the third quarters of 2007 and 2006, respectively, representing an increase of 8.5% and were $4,055.2 and $3,666.0 for the first nine months of 2007 and 2006, respectively, representing an increase of 10.6%. The increases in systems revenues were due to greater demand for these products, attributable to increased demand for our Information Technology (“IT”) infrastructure offerings and a broadened product portfolio. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenues from companies acquired during the last twelve months, contributed $498.6 of revenue to the current quarter and $1,260.2 to the nine months ended September 30, 2007. In addition, revenue growth was driven by higher sales volumes from our channel partners. Our channel partners contributed 66.2% and 64.7% toward revenue growth for the three and nine months ended September 30, 2007, respectively. Software license revenues were $515.1 and $524.7 for the third quarters of 2007 and 2006, respectively, representing a decrease of 1.8% and were $1,514.1 and $1,464.4 for the first nine months of 2007 and 2006, respectively, representing an increase of 3.4%. The decline in software license revenue for the third quarter of 2007 and the slower level of software license revenue growth for the nine months ended September 30, 2007 compared to systems

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

revenue growth was due to a combination of factors, including existing systems’ customers migrating to higher end systems but continuing to utilize their existing software licenses and increased lower end systems sales which utilize less software. Services revenues were $703.1 and $619.5 for the third quarters of 2007 and 2006, respectively, representing an increase of 13.5% and were $2,008.9 and $1,812.5 for the first nine months of 2007 and 2006, respectively, representing an increase of 10.8%. Services revenues consist of software and hardware maintenance and professional services revenues. Services revenues increased due to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions. Additionally, demand for both software and systems maintenance increased. Professional services accounted for 64.0% and 63.9% of the increases in services revenues for the three and nine months ended September 30, 2007, respectively. Software and systems maintenance accounted for 36.0% and 36.1% of the increases in services revenues for the three and nine months ended September 30, 2007, respectively.

The Content Management and Archiving segment revenues include software license, services and systems revenues. Software license revenues were $79.2 and $59.1 for the quarters ended September 30, 2007 and 2006, respectively, representing an increase of 34.0% and were $216.8 and $217.3 for the first nine months of 2007 and 2006, respectively. The increase in software license revenues for the quarter ended September 30, 2007 was attributable to greater demand of our content management offerings. The decrease in software license revenue for the nine months ended September 30, 2007 was partially attributable to a consolidation of IT vendors who provide enterprise content management solutions, which we believe resulted in a short-term pause in customer purchases. Additionally, we realigned our go-to-market model in the second quarter of 2007, which we also believe impacted our revenues for the nine months ended September 30, 2007. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenues from companies acquired during the last twelve months, contributed $27.0 of revenue to the current quarter and $51.3 to the nine months ended September 30, 2007. Services revenues were $108.6 and $90.2 for the quarters ended September 30, 2007 and 2006, respectively, representing an increase of 20.4% and were $315.1 and $257.4 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 22.4%. The increases in services revenues were attributable to greater demand for our professional services and higher software maintenance revenues. Professional services accounted for 64.0% and 59.8% of the increases in services revenues for the three and nine month periods ended September 30, 2007. Software maintenance accounted for 36.0% and 40.2% of the increases in services revenues for the three and nine months ended September 30, 2007.

The RSA Information Security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence Corporation in September 2006. The RSA Information Security segment provides technologies to secure information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle and includes systems, software license, software maintenance and other services revenues. Total revenues for the three and nine months ended September 30, 2007 were $132.9 and $377.7, respectively, representing an increase of 251.6% and 899.2% when compared to the comparable 2006 periods. As a result of the formation of the segment in the last month of the third quarter in 2006, the growth rates are not representative of future growth rates.

The VMware Virtual Infrastructure segment includes software license and services revenues. Total revenues were $354.3 and $188.5 for the third quarters of 2007 and 2006, respectively, representing an increase of 88.0% and were $908.4 and $477.0 for the first nine months of 2007 and 2006, respectively, representing an increase of 90.4%.

VMware software license revenues were $244.2 and $125.5 for the third quarters of 2007 and 2006, respectively, representing an increase of 94.6% and were $619.0 and $331.2 for the first nine months of 2007 and 2006, respectively, representing an increase of 86.9%. The increase in software license revenues is the result of increased sales volume, driven largely by greater demand for virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of VMware’s network of indirect channel partners. The increase in sales and marketing spending and the increase in distribution channels, which grew by over 1,000 and 2,000 new partners for the three and nine months ended September 30, 2007, respectively, also contributed to this additional demand. Orders from new indirect channel partners contributed less than 5% to the increase in software license revenue for both the three and nine months ended September 30, 2007 when compared to the comparable 2006 periods.

The percentage of orders greater than fifty thousand dollars in the third quarter of 2007, compared to the third quarter of 2006, remained essentially flat. The percentage of orders from distributors and end-user customers which were greater than fifty thousand dollars was approximately 28% of revenue in both the third quarter of 2007 and 2006, respectively. The percentage of orders from distributors and end-user customers which were greater than fifty thousand dollars was approximately 29% and 26% of revenue in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

the first nine months of 2007 and 2006, respectively. Although this remains a high-volume transaction business, we believe the increase in the percentage of orders greater than fifty thousand dollars in the comparative nine month periods is a result of broader acceptance of virtualization solutions for organizations’ IT infrastructure and a trend toward end-user customers using VMware’s products broadly across their organizations.

VMware services revenues were $110.1 and $63.0 for the third quarters of 2007 and 2006, respectively, representing an increase of 74.8% and were $289.4 and $145.9 for the first nine months of 2007 and 2006, respectively, representing an increase of 98.4%. The increase in services revenues for both the three and nine months ended September 30, 2007 was attributable to greater maintenance and professional services revenues.

Revenues by geography were as follows:

	For the Three Months Ended
	September 30, 2007	September 30, 2006	% Change
United States	$1,884.3	$1,652.2	14.0%
Europe, Middle East and Africa	940.8	762.5	23.4
Asia Pacific	334.4	283.5	18.0
Latin America, Mexico and Canada	140.2	117.1	19.7

	For the Nine Months Ended
	September 30, 2007	September 30, 2006	% Change
United States	$5,311.9	$4,551.6	16.7%
Europe, Middle East and Africa	2,715.1	2,255.3	20.4
Asia Pacific	1,001.9	798.3	25.5
Latin America, Mexico and Canada	370.6	335.3	10.5

Revenue increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 in all of our markets due to greater demand for our products and services. Also contributing to the increase were revenues generated from the acquisition of RSA. Changes in exchange rates favorably impacted revenue growth by 1.8% and 2.0% for the three and nine months ended September 30, 2007, respectively. The impact of the change in rates in both periods was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
Cost of revenue:
Information Storage	$1,245.4	$1,166.9	$78.5	6.7%
Content Management and Archiving	62.0	54.0	8.0	14.8
RSA Information Security	38.2	9.0	29.2	324.4
VMware Virtual Infrastructure	41.7	24.7	17.0	68.8
Corporate Reconciling Items	91.0	77.0	14.0	18.2

Total cost of revenue	1,478.1	1,331.6	146.5	11.0

Gross margins:
Information Storage	1,377.9	1,272.8	105.1	8.3
Content Management and Archiving	127.4	95.4	32.0	33.5
RSA Information Security	94.7	28.8	65.9	228.8
VMware Virtual Infrastructure	312.6	163.8	148.8	90.8
Corporate Reconciling Items	(91.0)	(77.0)	(14.0)	18.2

Total gross margin	1,821.6	1,483.7	337.9	22.8

Operating expenses:
Research and development (1)	383.6	312.3	71.3	22.8
Selling, general and administrative (2)	983.8	809.1	174.7	21.6
In-process research and development	0.8	23.0	(22.2)	(96.5)
Restructuring credits	(0.6)	(2.8)	2.2	(78.6)

Total operating expenses	1,367.6	1,141.6	226.0	19.8

Operating income	454.0	342.1	111.9	32.7
Investment income, interest expense and other income, net (3)	179.7	44.4	135.3	304.7

Income before income taxes	633.8	386.5	247.3	64.0
Provision for income taxes	136.4	102.9	33.5	32.6
Minority interest, net of taxes	(4.5)	—	(4.5)	NM

Net income	$492.9	$283.7	$209.2	73.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
Cost of revenue:
Information Storage	$3,657.8	$3,317.3	$340.5	10.3%
Content Management and Archiving	181.1	150.8	30.3	20.1
RSA Information Security	102.9	9.0	93.9	1,043.3
VMware Virtual Infrastructure	105.0	55.8	49.2	88.2
Corporate Reconciling Items	260.2	232.5	27.7	11.9

Total cost of revenue	4,307.0	3,765.4	541.6	14.4

Gross margins:
Information Storage	3,920.4	3,625.6	294.8	8.1
Content Management and Archiving	354.0	332.0	22.0	6.6
RSA Information Security	274.8	28.8	246.0	854.2
VMware Virtual Infrastructure	803.4	421.2	382.2	90.7
Corporate Reconciling Items	(260.2)	(232.5)	(27.7)	11.9

Total gross margin	5,092.4	4,175.1	917.3	22.0

Operating expenses:
Research and development (4)	1,124.0	895.2	228.8	25.6
Selling, general and administrative (5)	2,783.8	2,339.3	444.5	19.0
In-process research and development	0.8	35.4	(34.6)	(97.7)
Restructuring credits	(3.2)	(4.4)	1.2	(27.3)

Total operating expenses	3,905.3	3,265.6	639.7	19.6

Operating income	1,187.1	909.5	277.6	30.5
Investment income, interest expense and other income, net (6)	254.1	168.5	85.6	50.8

Income before taxes and cumulative effect of a change in accounting principle	1,441.2	1,078.0	363.2	33.7
Provision for income taxes	296.8	239.4	57.4	24.0
Minority interest, net of taxes	(4.5)	—	(4.5)	NM
Cumulative effect of a change in accounting principle	—	0.2	(0.2)	NM

Net income	$1,139.9	$838.8	$301.1	35.9%

(1)	Amount includes reconciling items of ($34.1) and ($24.1) for the three months ended September 30, 2007 and 2006, respectively.
(2)	Amount includes reconciling items of $74.9 and $66.7 for the three months ended September 30, 2007 and 2006, respectively.
(3)	Amount includes reconciling items of $137.3 for the three months ended September 30, 2007.
(4)	Amount includes reconciling items of ($82.7) and ($61.9) for the nine months ended September 30, 2007 and 2006, respectively.
(5)	Amount includes reconciling items of $204.6 and $202.7 for the nine months ended September 30, 2007 and 2006, respectively.
(6)	Amount includes reconciling items of $137.3 for the nine months ended September 30, 2007.

NM	– not measurable

Gross Margins

Overall our gross margin percentages were 55.2% and 52.7% for the third quarters of 2007 and 2006, respectively. The gross margin percentages for the third quarter improved across all operating segments. The VMware Virtual Infrastructure segment contributed 196 basis points, the RSA Information Security segment contributed 48 basis points, the Content Management and Archiving segment contributed 34 basis points and the Information Storage segment contributed 18 basis points. Corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and amortization of capitalized software development costs decreased the consolidated gross margin by 46 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the nine months ended September 30, 2007 the gross margin increased to 54.2% from 52.6% for the comparable prior year period. The VMware Virtual Infrastructure segment contributed 177 basis points and the RSA Information Security segment contributed 75 basis points. These improvements were partially offset by reductions in the Information Storage segment gross margin which decreased by 52 basis points and the Content Management and Archiving segment gross margin which decreased by 7 basis points. Corporate reconciling items also decreased the consolidated gross margin by 32 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and amortization of capitalized software development costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $14.0 in the corporate reconciling items for the quarter ended September 30, 2007 was primarily attributable to a $7.2 increase in intangible asset amortization expense associated with acquisitions and a $5.3 increase in amortization expense of capitalized software costs. The increase of $27.7 in the corporate reconciling items for the nine month period ended September 30, 2007 was attributable to an increase in intangible asset amortization expense associated with acquisitions of $22.0 and greater amortization expenses associated with capitalized software development costs which increased by $13.0, offset by a $7.3 decrease in stock-based compensation expense. The decrease in stock-based compensation expense was due to higher valued options becoming fully vested in 2006.

The gross margin percentages for the Information Storage segment were 52.5% and 52.2% for the third quarters of 2007 and 2006, respectively. The increase was primarily attributable to an improvement in systems margins of 290 basis points and services margins of 110 basis points, partially offset by a decrease in the mix of software revenue as a percentage of total revenues. Software license revenues generally provide a higher gross margin percentage than systems and services revenues. Software revenues as a percentage of total revenue decreased from 21.5% in the third quarter of 2006 to 19.6% for the third quarter of 2007. For the nine months ended September 30, 2007 the gross margin percentage decreased to 51.7% from 52.2% for the comparable prior period. The decrease was primarily attributable to a decrease in the mix of software revenue as a percentage of total revenue, partially offset by an improvement in systems margins of 40 basis points and service margins of 10 basis points. Software revenues as a percentage of total revenue decreased to 20.0% in the nine months ended September 30, 2007 from 21.1% for the prior comparable period.

The gross margin percentages for the Content Management and Archiving segment were 67.3% and 63.8% for the third quarters of 2007 and 2006, respectively. The increase in the gross margin percentage for the three months ended September 30, 2007 compared to the comparable 2006 period was primarily due to an increase in the mix of software license revenues as a percentage of total segment revenues. Software license revenues generally provide a higher gross margin percentage than services revenue. Software license revenues as a percentage of total revenues increased from 39.6% for the three months ended September 30, 2006 to 41.9% for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Content Management and Archiving gross margin decreased to 66.2% from 68.8%. The decrease in the gross margin percentage was primarily due to a reduction in the mix of software license revenue as a percentage of total segment revenues. Software license revenues as a percentage of total segment revenues declined to 40.5% for the nine months ended September 30, 2007 from 45.0% for the nine months ended September 30, 2006.

The gross margin percentages for the RSA Information Security segment were 71.3% and 72.8% for the three and nine months ended September 30, 2007 and were 76.3% for both the three and nine months ended September 30, 2006. As a result of the formation of the segment in the last month of the third quarter of 2006, the change in the gross margin percentages are not meaningful.

The VMware gross margin percentages were 88.2% and 86.9% for the three months ended September 30, 2007 and 2006, respectively. The gross margin percentages were 88.4% and 88.3% for the nine months ended September 30, 2007 and 2006, respectively. The increase in the gross margin percentage for the three months ended September 30, 2007 was primarily attributable to an increase in the mix of software license revenue as a percentage of total segment revenues. Software license revenues generally provide a higher gross margin percentage than services revenues. Software license revenues as a percentage of total revenues increased to 68.9% for the quarter ended September 30, 2007 from 66.6% for the comparable prior period. The gross margin percentages for the nine months ended September 30, 2007 and 2006 remained relatively consistent.

Research and Development

As a percentage of revenues, R&D expenses were 11.6% and 11.1% for the third quarters of 2007 and 2006, respectively, and were 12.0% and 11.3% for the first nine months of 2007 and 2006, respectively. R&D expenses increased $71.3 and $228.8 for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, and higher cost of facilities. Personnel-related costs increased by $73.2 and $183.2 and the cost of facilities increased by $6.7 and $17.3 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Partially offsetting the increase for the three months ended September 30, 2007, was a decrease in the cost of supplies to support new product development of $8.1.

Corporate reconciling items within R&D consist of stock-based compensation, intangible asset amortization and the capitalization of software development costs. The benefit to R&D from the corporate reconciling items increased $10.0 and $20.8 for the three and nine months ended September 30, 2007, respectively. Stock-based compensation increased $0.6 for the three months ended September 30, 2007 and decreased $2.4 for the nine months ended September 30, 2007. Intangible asset amortization decreased $1.8 and $4.1 for the three and nine months ended September 30, 2007. Capitalized software development costs, which reduce the corporate reconciling items, increased $8.8 and $14.3 for the three and nine months ended September 30, 2007. The increase in stock-based compensation of $0.6 for the three months ended September 30, 2007, consisted of a $3.2 decrease within EMC’s Information Infrastructure business offset by a $3.8 increase within the VMware Virtual Infrastructure business. The decrease in stock-based compensation of $2.4 for the nine months ended September 30, 2007 consisted of a $12.7 decrease within EMC’s Information Infrastructure business offset by a $10.3 increase within the VMware Virtual Infrastructure business. The decreases in stock-based compensation within EMC’s Information Infrastructure business for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were primarily due to higher valued options that became fully vested in 2006. The increases in stock-based compensation within the VMware Virtual Infrastructure business for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering. The decreases in intangible asset amortization for the three and nine months ended September 30, 2007 were primarily attributable to intangible assets from acquisitions completed in previous years by the EMC Information Infrastructure business becoming fully amortized. The increase in capitalized software development costs for the three months ended September 30, 2007 consisted of a decrease in EMC’s Information Infrastructure business of $7.9, offset by an increase within the VMware Virtual Infrastructure business of $16.7. The increase in capitalized software development costs for the nine months ended September 30, 2007 was primarily attributable to an increase in EMC’s Information Infrastructure business of $9.5 and an increase within the VMware Virtual Infrastructure business of $4.8. The change in capitalized software development costs results from the timing as to when projects reach technological feasibility and the costs incurred subsequent to reaching technological feasibility. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 11.6% and 11.2% for the third quarters of 2007 and 2006, respectively, and 11.7% and 11.4% for the first nine months of 2007 and 2006, respectively. R&D expenses increased $47.4 and $146.6 for the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to higher personnel-related costs and higher cost of facilities to support new product development. Personnel-related costs increased by $40.6 and $108.4 and the cost of facilities increased by $5.9 and $14.0 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 21.8% and 23.0% for the third quarters of 2007 and 2006, respectively, and 23.1% and 22.4% for the first nine months of 2007 and 2006, respectively. R&D expenses increased $33.8 and $102.9 for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in R&D expenses for both the three and nine months ended September 30, 2007 consisted primarily of increased salaries, benefits, and consulting resulting from the deployment of additional resources to support new product development and other costs, including travel, facilities, expensed equipment and depreciation. Salaries, benefits and consulting expense increased by $22.1 and $77.7 for the three and nine months ended September 30, 2007 over the comparable prior periods. The other costs increased by $9.4 and $18.8 for the three and nine months ended September 30, 2007 over the comparable prior periods.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 29.8% and 28.7% for the third quarters of 2007 and 2006, respectively, and 29.6% and 29.5% for the first nine months of 2007 and 2006, respectively. SG&A expenses increased by $174.7 and $444.5 for the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to higher personnel-related costs, commissions, depreciation, travel and facilities costs to support the overall growth of the business. Personnel-related costs increased by $122.6 and $292.2, depreciation increased by $16.4 and $47.5, travel

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

increased by $19.8 and $40.5 and facilities increased by $6.0 and $16.0 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Corporate reconciling items within SG&A, which consist of stock-based compensation and intangible asset amortization, increased $8.2 and $1.9 for the three and nine months ended September 30, 2007. Stock-based compensation increased $1.1 for the three months ended September 30, 2007 and decreased $18.7 for the nine months ended September 30, 2007. Intangible asset amortization increased $7.1 for the three months ended September 30, 2007 and increased $20.6 for the nine months ended September 30, 2007. The increase in stock-based compensation of $1.1 for the three months ended September 30, 2007, consisted of a $9.7 decrease within EMC’s Information Infrastructure business offset by an $8.6 increase within the VMware Virtual Infrastructure business. The decrease in stock-based compensation of $18.7 for the nine months ended September 30, 2007 consisted of a $30.5 decrease within EMC’s Information Infrastructure business offset by an $11.8 increase within the VMware Virtual Infrastructure business. The decreases in stock-based compensation within EMC’s Information Infrastructure business for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to higher valued options that became fully vested in 2006. The increases in stock-based compensation within the VMware Virtual Infrastructure business for the three and nine months ended September 30, 2007 were primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering. The increase in intangible asset amortization in both the three and nine month periods ended September 30, 2007 were primarily attributable to amortization of intangible assets associated with the RSA acquisition in the third quarter of 2006. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues were 25.8% and 25.6% for the third quarters of 2007 and 2006, respectively, and 25.9% and 26.2% for the first nine months of 2007 and 2006, respectively. SG&A expenses increased by $89.1 and $240.9 for the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to higher personnel-related costs, depreciation and travel costs to support the overall growth of the business. Personnel-related costs increased by $60.3 and $148.5, depreciation increased by $14.6 and $43.1 and travel increased by $13.4 and $27.1 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues were 41.8% and 37.4% for the third quarters of 2007 and 2006, respectively, and 41.9% and 37.6% for the first nine months of 2007 and 2006, respectively. SG&A expenses increased $77.4 and $201.8 for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in SG&A expenses in the third quarter of 2007 was primarily the result of higher salaries and benefits costs of $48.1 due to increases in sales, marketing and administrative personnel to support the growth of the business and higher commission expense resulting from increased sales volume. Administrative costs, including travel, expensed equipment, facilities and depreciation increased by $17.2. Marketing expenses increased by $5.6 compared to the third quarter of 2006 as a result of the annual VMworld conference being held in the third quarter of 2007 as compared to the fourth quarter of 2006. The increase in SG&A expenses in the first nine months of 2007 was primarily the result of higher salaries and benefits costs of $123.8 due to increases in sales, marketing and administrative personnel to support the growth of the business and higher commission expense resulting from increased sales volume. Additionally, administrative costs, including travel, expensed equipment, facilities and depreciation increased by $37.2. Marketing expenses increased by $11.9 compared to the nine months ended September 30, 2006 as a result of the annual VMworld conference being held in the third quarter of 2007 as compared to the fourth quarter of 2006.

In-Process Research and Development

In-process research and development (“IPR&D”) was $0.8 and $23.0 for the three months ended September 30, 2007 and 2006, respectively, and was $0.8 and $35.4 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in IPR&D for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily attributable to lower levels of in-process R&D of acquisitions consummated during the respective periods.

Restructuring Credits

During the three months ended September 30, 2007 and 2006, we recognized restructuring credits of $0.6 and $2.8, respectively. For the nine months ended September 30, 2007 and 2006, we recognized restructuring credits of $3.2 and $4.4, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The restructuring credits for the three and nine months ended September 30, 2007 were primarily attributable to lower than expected costs of vacating excess facilities.

The restructuring credits for the three and nine months ended September 30, 2006 were primarily attributable to lower than expected severance payments and lower than expected costs associated with vacating leased facilities.

2006 Restructuring Programs

The activity for the 2006 restructuring programs, the majority of which were initiated in the fourth quarter of 2006, for the three and nine months ended September 30, 2007 and 2006 is presented in the following tables:

Three Months Ended September 30, 2007

Category	Balance as of June 30, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$82.9	$—	$(10.6)	$72.3
Consolidation of excess facilities	5.1	(0.5)	(1.7)	2.9
Contractual and other obligations	0.2	—	(0.1)	0.1

Total	$88.2	$(0.5)	$(12.4)	$75.3

Nine Months Ended September 30, 2007
Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$127.8	$—	$(55.5)	$72.3
Consolidation of excess facilities	5.5	(0.1)	(2.5)	2.9
Contractual and other obligations	4.8	—	(4.7)	0.1

Total	$138.2	$(0.1)	$(62.7)	$75.3

Three Months Ended September 30, 2006
Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$0.4	$—	$(0.1)	$0.3

Total	$0.4	$—	$(0.1)	$0.3

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Consolidation of excess facilities	$—	$0.4	$(0.1)	$0.3

Total	$—	$0.4	$(0.1)	$0.3

The 2006 restructuring programs included a workforce reduction that commenced in the fourth quarter of 2006 and covers approximately 1,350 employees worldwide. The workforce reduction’s objective is to further integrate EMC and the majority of the businesses we have acquired over the past three years. These actions impacted our major business functions and major geographic regions. Approximately 70% of the affected employees are or were based in North America, excluding Mexico, and 30% are or were based in Europe, Latin America, Mexico and the Asia Pacific region. As of September 30, 2007, approximately 900 employees have terminated employment with EMC. The remaining cash portion owed for the 2006 restructuring programs is $71.5 and is expected to be paid out through 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three and nine months ended September 30, 2007 and 2006, respectively, is presented below:

Three Months Ended September 30, 2007

Category	Balance as of June 30, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$8.9	$0.1	$(2.7)	$6.4
Consolidation of excess facilities	30.7	(0.2)	(2.0)	28.5

Total	$39.6	$(0.1)	$(4.7)	$34.9

Nine Months Ended September 30, 2007
Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$21.1	$0.1	$(14.9)	$6.4
Consolidation of excess facilities	40.2	(3.2)	(8.5)	28.5

Total	$61.4	$(3.1)	$(23.4)	$34.9

Three Months Ended September 30, 2006
Category	Balance as of June 30, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$48.6	$(0.9)	$(15.1)	$32.6
Consolidation of excess facilities	57.2	(1.8)	(3.9)	51.5

Total	$105.8	$(2.8)	$(19.0)	$84.1

Nine Months Ended September 30, 2006
Category	Balance as of December 31, 2005	Adjustment to the Provision	Utilization	Balance as of September 30, 2006
Workforce reductions	$89.2	$(4.1)	$(52.5)	$32.6
Consolidation of excess facilities	65.4	(0.7)	(13.2)	51.5

Total	$154.6	$(4.8)	$(65.8)	$84.1

Substantially all employees included in these programs have been terminated. The remaining balance owed for the consolidation of excess facilities represents lease obligations on vacated facilities. These amounts are expected to be paid out through 2015.

Net Gain on Investments, Including Gain on Sale of VMware Stock

Net gain on investments, including gain on sale of VMware stock for both the three and nine months ended September 30, 2007 was $137.3 and consisted primarily of a $148.6 gain on the sale of 6.0 million shares of Class A common stock of VMware to Cisco.

Investment Income

Investment income was $67.2 and $51.2 for the third quarters of 2007 and 2006, respectively, and was $170.2 and $174.7 for the first nine months of 2007 and 2006, respectively. Investment income increased for the three months ended September 30, 2007 compared to the same period in 2006 due to higher average outstanding cash and investment balances and lower realized losses on investments. Investment income decreased for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to lower average outstanding cash and investment balances, partially offset by lower realized losses on investments. The weighted average return on investments, excluding realized losses and gains, was 4.3% and 4.4% for the third quarters of 2007 and 2006, respectively, and was 4.3% and 4.2% for the first nine months of 2007 and 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Interest Expense

Interest expense was $17.9 and $5.8 for the third quarters of 2007 and 2006, respectively, and was $54.4 and $8.4 for the first nine months of 2007 and 2006, respectively. Interest expense increased primarily due to higher debt balances attributable to the $3,450.0 of convertible debt issued in the fourth quarter of 2006. Under the terms of the Notes, in the event our closing stock price is greater than $20.90 for any 20 of the last 30 consecutive trading days immediately preceding and ending on the last day of a quarter then the Notes are deemed convertible for the next fiscal quarter. Should the Notes become convertible, the unamortized debt issuance costs which were $50.7 at September 30, 2007 would be fully expensed in that fiscal quarter.

Other (Expense) Income, Net

The changes in other (expense) income for both the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily attributable to an increase in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rate was 21.5% and 20.6% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2007 and 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Additionally, during the three and nine months ended September 30, 2007, we incurred discrete net tax costs of $23.0 and $0.8, respectively. The net discrete tax costs incurred during the third quarter of 2007 primarily included taxes from the capital gain on the sale of VMware stock, partially offset by a release of a valuation reserve on capital loss carryforwards. The net discrete tax costs incurred during the nine months ended September 30, 2007 also includes tax benefits from the reduction of income tax contingencies and tax benefits from employees’ disqualifying dispositions of qualified stock options.

Our effective income tax rate was 26.6% and 22.2% for the three and nine months ended September 30, 2006, respectively. For both periods, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and nine months ended September 30, 2006, we recognized discrete tax benefits of $12.2 and $56.9, respectively. The $12.2 benefit recognized during the third quarter of 2006 resulted primarily from the favorable resolution of certain income tax contingencies. The net benefit recognized during the nine months ended September 30, 2006 included a $33.3 benefit from the favorable resolution of certain income tax audits and a $23.6 benefit that resulted primarily from a reduction in certain income tax contingencies. Partially offsetting these benefits were non-deductible in-process research and development charges totaling $23.0 for the three months ended September 30, 2006 and $35.4 for the nine months ended September 30, 2006.

Minority Interests

As a result of VMware’s IPO in the third quarter of 2007, VMware is no longer a wholly-owned subsidiary of EMC. For the quarter ended September 30, 2007, the weighted average minority interest in VMware was approximately 7%, resulting in a minority interest expense of $4.5 for the period subsequent to the initial public offering. On September 30, 2007, the minority interest was approximately 15%.

Financial Condition

Cash provided by operating activities was $2,147.9 and $1,487.5 for the nine months ended September 30, 2007 and 2006, respectively. Cash received from customers were $9,620.9 and $8,074.0 for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash received from customers was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $7,455.0 and $6,311.0 for the nine months ended September 30, 2007 and 2006, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 36,200 and 30,600 at September 30, 2007 and 2006, respectively. The headcount increase was due to the growth of the business, as well as continued acquisition activity. Cash received from dividends and interest was $182.8 and $198.7 for the nine months ended September 30, 2007 and 2006, respectively. Cash paid for interest was $41.7 and $3.1 for the nine months ended September 30, 2007 and 2006, respectively. The increase was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

primarily due to interest payments made on the Notes. For the nine months ended September 30, 2007 and 2006, we paid $159.1 and $471.1, respectively, in income taxes. The decrease for the nine months ended September 30, 2007 was primarily attributable to income tax payments made in 2006 for funds repatriated in 2005 under the American Jobs Creation Act of 2004.

Cash used in investing activities was $216.5 and $2,139.4 for the nine months ended September 30, 2007 and 2006, respectively. Cash paid for business acquisitions, net of cash acquired for the nine months ended September 30, 2007 was $508.6 compared to $2,464.2 for the nine months ended September 30, 2006. In 2006, we acquired RSA for $2,000.0. Capital additions were $501.5 and $506.1 for the nine months ended September 30, 2007 and 2006, respectively. Capitalized software development costs were $163.4 and $152.6 for the nine months ended 2007 and 2006, respectively. Net sales and maturities of investments were $817.7 and $1,004.3 for 2007 and 2006, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments. During the nine months ended September 30, 2007, we received $150.0 in net proceeds from the sale of 6.0 million shares of our interest in VMware to Cisco.

Cash provided by (used in) financing activities was $777.4 and ($235.7) for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, we spent $1,102.6 and $2,464.9 to repurchase 73.3 million and 207.7 million shares of our common stock, respectively. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have cumulatively repurchased 183.1 million shares at a total cost of $2,300.0, leaving a remaining balance of 66.9 million shares authorized for future repurchases. We plan to spend at least $900.0 on common stock repurchases from October 1, 2007 through March 31, 2008; however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $553.3 and $144.6 of cash during the nine months ended September 30, 2007 and 2006, respectively, from the exercise of stock options. Proceeds from the sale of VMware’s Class A common stock in its IPO and to Intel were $1,253.5.

In November 2006, we issued our Notes for total gross proceeds of $3,450.0. The Notes are structurally subordinated to all liabilities of our subsidiaries and are effectively subordinated to our secured indebtedness. As of September 30, 2007, the aggregate amount of liabilities of our subsidiaries was approximately $2,800.0, excluding intercompany liabilities.

We have a credit line of $50.0 in the United States. As of September 30, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2007, we were in compliance with the covenants.

At September 30, 2007, our total cash, cash equivalents, and short-term and long-term investments were $7,527.3. This balance includes $1,133.9 held by VMware and $2,468.5 held by EMC in overseas entities.

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

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. The following discussion of risk factors has been revised from the discussion in our Annual Report on Form 10-K to reflect additional risks resulting from VMware’s initial public offering.

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

Our customers operate in a variety of markets, including the financial services, credit and housing and construction markets. Any adverse effects to such markets could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

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

Our financial performance may be impacted by the financial performance of VMware.

Because we consolidate VMware’s financial results in our results of operations, our financial performance may be impacted by the financial performance of VMware. VMware’s financial performance may be affected by a number of factors, including, but not limited to:

•	rates of customer adoption for virtualization solutions;

•	fluctuations in demand, adoption, sales cycles and pricing levels for VMware’s products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	VMware’s ability to compete with existing or new competitors;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;

•	the sale of VMware products in the timeframes they anticipate, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the amount of equity-based compensation expense as a result of VMware equity grants;

•	VMware’s ability to effectively manage future growth and acquisitions;

•	the timing of the announcement or release of products or upgrades by VMware or by its competitors;

•	VMware’s ability to implement scalable systems of internal controls;

•	VMware’s ability to control costs, including its operating expenses;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in VMware’s domestic and international markets.

Our stock price is volatile and may be affected by the trading price of VMware Class A common stock and/or speculation about the possibility of future actions we might take in connection with our VMware stock ownership.

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

•	the announcement of acquisitions, new products, services or technological innovations by us or our competitors;

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates by the investment community; and

•	speculation in the press or investment community.

The trading price of our common stock has been and likely will continue to be affected by various factors related to VMware, including:

•	the trading price for VMware Class A common stock;

•	actions taken or statements made by us, VMware, or others concerning the potential separation of VMware from us, including by spin-off, split-off or sale; and

•	factors impacting the financial performance of VMware, including those discussed in the prior risk factor.

In addition, although we own a majority of VMware and consolidate their results, our stock price may not reflect our pro rata ownership interest of VMware.

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

•	the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business

•	the fourth quarter influence of customers’ spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year

•	seasonal influences

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended September 30, 2007, Dell Inc., one of our channel partners, accounted for 15.8% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services in competition with us in the future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2007

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	3,174		$19.44	—	79,321,763
August 1, 2007 – August 31, 2007	12,608,891		$18.04	12,441,500	66,880,263
September 1, 2007 – September 30, 2007	5,218		$20.80	—	66,880,263

Total	12,617,283	(2)	$18.05	12,441,500	66,880,263

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 175,783 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 43 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 8, 2007	By:	/s/ DAVID I. GOULDEN
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