Form 10-K
period 2007-12-31
EMC CORP
filed 2008-02-29
CIK 790070

Use these links to rapidly review the document
Table of Contents
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007                            Commission File Number 1-9853

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
Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant was $37,837,563,598 based upon the closing price on the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007).

        The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2008 was 2,100,569,673.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or consummated after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "intends," "expects," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1.    BUSINESS

General

        EMC Corporation ("EMC") develops, delivers and supports the Information Technology ("IT") industry's broadest range of information infrastructure technologies and solutions.

        EMC's Information Infrastructure business supports customers' information lifecycle management ("ILM") strategies and helps them build information infrastructures that store, protect, optimize and leverage their vast and growing quantities of information. EMC's Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving, and RSA Information Security.

        EMC's VMware Virtual Infrastructure business, which is represented by a majority equity stake in VMware, Inc., is the leading provider of virtualization solutions that separate the operating system and application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability.

        EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

Products and Offerings

EMC's Information Infrastructure Business

        EMC's Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving, and RSA Information Security.

Information Storage Segment

        EMC offers a wide range of networked information storage systems, multi-platform software and services to support customers' ILM strategies. As the foundation of an information infrastructure, our storage systems can be deployed in a storage area network ("SAN"), networked attached storage ("NAS"), content addressed storage ("CAS") or direct attached storage environment ("DAS").

        EMC's storage systems are designed to consume less energy per terabyte than alternative solutions, and our advanced tools and services optimize energy efficiency in data centers by reducing power and cooling limitations, high energy demands and costs, and even outages from overburdened power grids. Additionally, EMC has integrated advanced security technology from RSA, The Security Division of EMC, to enable authentication, authorization and auditing within customers' networked storage systems.

  EMC Symmetrix Systems

        The EMC Symmetrix family of high-end networked storage systems delivers the highest functionality, performance, data availability and information protection by enabling customers to incrementally scale the performance and capacity of a single array from seven terabytes to more than a petabyte, creating the largest and most scalable system of its kind.

        In 2007, EMC unveiled the next generation of its flagship and market-leading, high-end storage array – the EMC Symmetrix DMX-4 series. Building on the innovation and investment protection that has distinguished the Symmetrix line for over a decade, the new Symmetrix DMX-4 series is cost-effective and easy-to-use and delivers tremendous performance, security, scalability and energy efficiency.

        In early 2008, EMC announced it would integrate flash-based solid state drives (SSDs) into its EMC Symmetrix DMX-4 storage system to deliver ultra-high performance and dramatically improve energy efficiencies for customers' mission-critical applications. This is the only enterprise storage system available on the market today to leverage this technology. In addition, EMC also introduced EMC Virtual Provisioning and new management capabilities for EMC Symmetrix DMX enterprise storage systems. This will help customers to simplify and accelerate both virtual and physical provisioning of storage capacity, while lowering the total cost of ownership in high-end storage environments.

  EMC CLARiiON Systems

        Our EMC CLARiiON family of mid-tier networked storage systems provides flexible levels of functionality, performance, scalability and availability for small and medium-sized businesses, mid-size enterprises and branch offices. Independently-affirmed statistics show this platform has achieved the highest availability.

        The new EMC Disk Library 6000 is the IT industry's largest open systems virtual tape library (VTL), scaling to 1.8 petabytes of usable compressed capacity in a single system and can backup more than 11 terabytes of data per hour. This product family provides the highest levels of performance, scalability and software functionality to meet the backup requirements of high-end information infrastructures.

        In early 2008, EMC also introduced a new EMC CLARiiON AX4 networked storage system, a highly flexible, available and scalable storage area network (SAN) system for small and medium businesses. The new system can easily be deployed, expanded and reconfigured in a VMware Infrastructure and traditional IT environments with no application downtime.

  EMC Celerra IP Storage Systems

        Our EMC Celerra family of internet protocol ("IP") storage systems range from the midrange to the high-end of the NAS market and delivers advanced scalability and functionality, unmatched availability and simplified management for customers that want to access storage via ubiquitous IP networks as part of an overall ILM strategy.

        In 2007, EMC unveiled a new, cost-effective and easy-to-use entry point to the EMC Celerra NS series of storage systems. The new multi-protocol Celerra NS20 system and the enhanced Celerra NS40 system can simultaneously connect to multiple types of storage networks, while offering industry-leading price/performance and the highest level of reliability.

  EMC Centera Content Addressed Storage Systems

        EMC Centera provides fast, secure online access to archived fixed content – data that cannot be modified or will not change over time, such as digital x-ray images, movies, check images, medical records, e-mail correspondence and other similar types of digital objects. Centera also helps customers worldwide comply with complex governance and regulatory requirements for digital record retention, archiving and access.

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

  Storage Software

        Our storage software includes both platform and multi-platform software.

        Our platform-based software generally controls and enables functions that take place within the EMC networked storage system, such as replication, optimization and data movement. We are the leading supplier of platform-based software for local and remote replication with products such as EMC SRDF (Symmetrix Remote Data Facility), EMC MirrorView, EMC TimeFinder and EMC SnapView, which customers use to copy, protect and share data across varied distances. In 2007, EMC introduced EMC Geographically Dispersed Disaster Restart software, which enables customers to take a holistic approach to automatically restarting host mainframe systems, critical applications and Symmetrix storage systems.

        EMC's multi-platform software helps customers better store, protect, optimize and leverage their rapidly increasing volumes of information in complex IT environments. Among others, this line-up of products includes our EMC ControlCenter and EMC Visual families of storage resource management software; PowerPath automated, non-disruptive path management software, the EMC Smarts family of intelligent, automated IT management solutions; EMC's recovery management solutions including EMC NetWorker, EMC Retrospect and EMC RecoverPoint; EMC Invista network storage virtualization for mixed Fibre Channel SANs; and Rainfinity Global File Virtualization for seamless management of multi-vendor, IP-based NAS, CAS and file servers.

        In 2007, EMC unveiled EMC ControlCenter 6.0, the newest version of our flagship and market-leading storage resource management (SRM) software for managing storage discovery, problems, compliance, change and reporting in virtualized and physical server environments. ControlCenter also offers customers extensive support for VMware Infrastructure 3 software and delivers significant improvements in flexibility and customization for SRM reporting.

        During the year, EMC also strengthened its next generation backup, recovery and archive software portfolio by providing critical bare metal recovery (BMR) with the new EMC HomeBase software; adding native data de-duplication and continuous data protection (CDP) capabilities into EMC NetWorker backup and recovery software; offering rapid recovery of critical Microsoft applications with EMC RecoverPoint replication software and providing advanced NAS archiving capabilities with EMC DiskXtender. Additionally, EMC Avamar data de-duplication software now supports VMware Consolidated Backup (VCB), reducing the time it takes to backup virtual machines by up to 90%. In 2007, we also introduced the new EMC Avamar Virtual Edition for VMware Infrastructure, a new, fully virtualized deployment model combining those de-duplication gains with the server and storage efficiencies of VMware's Virtual Infrastructure.

        In 2007, EMC also introduced EMC Smarts IPv6 Availability Manager for comprehensive network discovery, mapping, monitoring and root-cause analysis for IPv6, IPv4 and mixed environments. Additionally, EMC Smarts VoIP Performance Manager and EMC Smarts VoIP Performance Reporter enables customers to maximize the availability and performance of business-critical VoIP services through comprehensive monitoring, alerting, diagnosis and reporting on all aspects of a system that may impact IP telephony services.

        EMC also introduced in 2007 its second generation block level storage virtualization software – EMC Invista – making it even easier for customers to simplify and automate management of their information, minimize downtime, lower costs and get maximum utilization of their entire infrastructure – from storage to servers to files.

        We intend to continue to enhance our storage software with additional features and capabilities.

Content Management and Archiving Segment

        Our content management and archiving software, which includes the EMC Documentum and EMC Captiva families, helps customers optimize business processes and create, manage, deliver and archive information, ranging from documents and discussions to e-mail, Web pages, images, XML, reports, records, rich media and application data. This suite of enterprise content management (ECM) products include software covering transactional content management, archiving, knowledge worker, compliance, interactive content management and platform infrastructure.

        In 2007, EMC unveiled its next generation EMC Documentum 6 enterprise content management (ECM) platform enabling rapid and flexible development, configuration, and deployment of enterprise content applications. To provide customers with sophisticated capture and business process management (BPM) capabilities, EMC also introduced EMC Documentum TaskSpace for high-volume, content-rich task processing. In addition, EMC introduced the EMC Documentum Process Suite for analyzing, modeling, orchestrating and optimizing a wide range of enterprise processes involving people, systems, content and data. The

Documentum Process Suite is the only offering on the market that delivers a complete BPM suite leveraging EMC's comprehensive portfolio of information infrastructure offerings to provide organizations with the ability to manage both processes and the information that drives them.

        Also in 2007, we introduced enhanced EMC EmailXtender email archiving software, giving customers a new, flexible approach to e-mail archiving and enabling administrators to easily monitor archive operational efficiency.

        We intend to continue to enhance our products and services in this segment with additional features and capabilities and to introduce new software products and services.

RSA Information Security Segment

        RSA, The Security Division of EMC, was created in September 2006 following the acquisitions of RSA Security Inc. and Network Intelligence Corporation.

        With a charter to advance and deliver our information-centric approach to security, the RSA division is focused on guarding the integrity and confidentiality of information throughout its lifecycle – no matter where it moves, who accesses it or how it is used. RSA's industry-leading expertise in enterprise identity and access management products, consumer identity and fraud protection solutions & encryption and key management software has been melded with Network Intelligence's capabilities that enable companies to collect, monitor, analyze and report on security event-related activity throughout the IT infrastructure. In this way, customers are now able to discover, classify and place appropriate controls around their data; secure access to the data, both inside and outside the network, at all times; and prove compliance with security policies and regulations.

        In 2007, RSA broadened its information-centric product portfolio through the acquisitions of new technologies from Valyd Software Private Limited (a file and database encryption innovator), Verid, Inc. (a provider of knowledge-based authentication expertise) and Tablus, Inc. (a data loss prevention company). In addition, the division launched business solutions addressed both at compliance with the Payment Card Industry's ("PCI") Data Security Standard and at Information Risk Management in the financial services sector. Information Risk Management is defined as a strong process that follows information's path through critical business initiatives to reveal where the risks lie – thereby showing where to invest, why to invest and how security investments map to critical objectives. In this way, businesses can create and execute on a holistic strategy that ensures that their information is an asset and not a liability.

        RSA's Information Risk Management solution is designed around RSA and EMC technologies, new services, best practices and a strategic partner ecosystem – all aimed at enabling organizations to more aggressively address business challenges and explore new markets, partnerships, business models and innovations with greater confidence and certainty.

        We intend to continue to enhance RSA's products and services with additional features and capabilities and to introduce new products and services.

EMC Global Services

        Within each of the EMC's Information Infrastructure's segments, we provide our customers professional service offerings. With more than 10,000 information infrastructure service and support professionals, EMC Global Services enables customers to leverage proven methodologies, expertise and industry best practices to grow the bottom line, improve business process, contain costs and meet compliance requirements. We provide consulting, assessment, implementation, integration and operations management services, day-to-day support, maintenance, education and training to our customers.

VMware Virtual Infrastructure Segment

        VMware's solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. VMware's customer base includes 100% of the Fortune 100 and more than 84% of the Fortune 1,000.

        VMware has a broad portfolio of products that span the consumer desktop to the enterprise data center. VMware's virtualization platforms enable customers to safely, securely and efficiently run multiple operating systems simultaneously on the same physical machine. VMware's virtual infrastructure automation products automate system infrastructure services, such as resource management, availability, mobility and security to reduce the operational complexity of their environments. VMware's virtual infrastructure management products automate the interaction between various IT constituencies and the virtual infrastructure for a specific set of point solutions. These solutions range from capacity sizing and assessment to development lab management.

        VMware has implemented a broad services strategy that leverages the professional services organizations of its partners. VMware has also established its own services offerings to complement its partners' services offerings and to ensure customer satisfaction, drive additional sales and promote renewals and upgrades. VMware services offerings include customized solutions and onsite support that enable VMware and its channel partners to provide a positive overall customer experience.

        In the third quarter of 2007, EMC enhanced our capital structure through the initial public offering of 37,950,000 shares, or approximately 11%, of newly issued capital stock of VMware. Also during the third quarter of 2007, VMware sold 9,500,000 shares of its capital stock to Intel Capital Corporation. Net proceeds to VMware from these transactions were $1.3 billion. EMC also sold 6,000,000 shares of VMware Class A common stock held by us to Cisco Systems, Inc., resulting in net proceeds to us of approximately $150.0 million. These sales of VMware common stock reduced EMC's interest in VMware from 100% to approximately 85%.

Recent Developments

        In early 2008, EMC broadened its products and services to further address the IT needs of customers from consumers to the world's largest enterprises. New products and services include:

  EMC's Cloud Infrastructure Business Unit

        In February 2008, EMC announced a definitive agreement to acquire Seattle-based Pi Corporation, a privately-held developer of software and services for personal information management. Pi will operate as an independent subsidiary of EMC and will continue expanding operations in its Seattle headquarters and other offices in Canada and India.

        In addition to the acquisition, EMC also announced the creation of its Cloud Infrastructure and Services Division. Led by Paul Maritz, Pi founder and CEO, the new division will oversee key elements of EMC's cloud computing strategy, including the EMC Fortress Software-as-a-service (SaaS) infrastructure, the Mozy online backup service, ongoing development and operations for Pi and EMC's other upcoming cloud infrastructure offerings already in development. EMC Fortress, introduced in 2008, is EMC's SaaS delivery platform. The first service that EMC offers on this platform is EMC MozyEnterprise, which provides enterprise customers with online backup for desktops, laptops and remote Windows servers.

  EMC LifeLine

        EMC introduced EMC LifeLine software to help consumers and small office and home office ("SOHO") users safely and securely centralize all of their digital files and retrieve them from any networked device at any time. The new software, developed by EMC for manufacturers of consumer-grade NAS appliances, delivers extensive network-based storage, backup, protection and management features for any digital files including business records, photos, music and video, along with powerful, industry standard media streaming capabilities.

        Intel Corporation recently introduced the Intel Entry Storage System SS4200-E that utilizes EMC LifeLine software. This system is designed to provide Intel's worldwide channel of resellers and system builders an easy to use and powerful storage solution targeted to small business, small office/home office and the digital home. Additionally, Iomega Corporation also plans to utilize EMC LifeLine OEM Software with its multi-drive network storage products.

Markets and Distribution Channels

Markets

        EMC provides information storage, content management and archiving, security and virtualization technologies to support customers' information infrastructures and their ILM strategies. We target organizations of all sizes.

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

        Additionally, VMware has a multi-channel distribution model to expand its presence and reach various segments of the market. VMware derives a significant majority of its revenues from its large indirect sales channel of nearly 10,000 channel partners that include distributors, resellers, x86 system vendors and systems integrators.

Technology Alliances

        We have technology alliances with leading software, networking and services companies. We intend to continue to form additional alliances. Our strategy is to work closely with these and other companies to provide added value to our customers by integrating our solutions with software and networking applications that customers rely on to manage their day-to-day business operations. In 2007, EMC expanded its partner ecosystem in international markets, strengthening existing relationships and forging new ones with major global technology providers, including NEC and Wipro. VMware works closely with over 200 technology partners, including leading server, processor, storage, networking and software vendors.

Manufacturing and Quality

        Our products are assembled and tested primarily at our facilities in the United States and Ireland or at global manufacturing service suppliers. See Item 2 "Properties." We work closely with our suppliers to design, assemble and test product components in accordance with production standards and quality controls established by us. Our software products are designed, developed and tested primarily at our facilities in the United States and abroad. The products are tested to meet our quality standards.

        We have implemented a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations and to provide the framework for continual improvement of our processes and products. This system is certified to the ISO 9001 International Standard. Several additional ISO 9001 certifications are maintained for sales and service operations worldwide. We have also implemented Six Sigma, Lean Manufacturing and other quality methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships are continually improved. Our storage systems' manufacturing and test facilities in Massachusetts, North Carolina and Ireland are certified to the ISO 14001 International Standard for environmental management systems. We also maintain Support Center Practices certification for our primary customer support centers. These internationally recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available.

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

Research and Development

        We continually enhance our existing products and develop new products to meet changing customer requirements. In 2007, 2006 and 2005, our research and development ("R&D") expenses totaled $1,526.9 million, $1,254.2 million and $1,004.8 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide.

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

        We believe that we have a number of competitive advantages over these companies, including product, distribution and service. We believe the advantages in our products include quality, breadth of offerings, performance, functionality, scalability, availability, interoperability, connectivity, time-to-market enhancements and total value of ownership. We believe our advantages in distribution include the world's largest information infrastructure-focused direct sales force and a broad network of channel partners. We believe our advantages in service include our ability to provide our customers with a full range of expertise before, during and after their purchase of solutions from us or other vendors.

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

        We have been granted or own by assignment approximately 1,630 patents issued by, and have more than approximately 1,650 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

        We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

        As of December 31, 2007, we had approximately 37,700 employees worldwide, of which approximately 5,000 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

        EMC operates in two businesses – EMC's Information Infrastructure business and the VMware Virtual Infrastructure business. EMC's Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving and RSA Information Security.

        Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have five manufacturing facilities: two in Massachusetts, which manufacture storage products and security products for the North American markets; two in Ireland, which manufacture storage products and security products for markets outside of North America; and one in North Carolina, which manufactures storage products for worldwide markets. See Note S to the Consolidated Financial Statements for information about revenues by segment and geographic area.

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

CEO Certification

        An annual CEO Certification was submitted by our CEO to the New York Stock Exchange (the "NYSE") on May 24, 2007 in accordance with the NYSE's listing standards.

ITEM 1A.    RISK FACTORS

        This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced or consummated after the date hereof. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

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

        The markets in which we do business are highly competitive and we encounter aggressive price competition for all of our products and services from numerous companies globally. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide information infrastructure and virtual infrastructure products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product and service prices, and reductions in product and service prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures are likely to continue.

Our financial performance may be impacted by the financial performance of VMware.

        Because we consolidate VMware's financial results in our results of operations, our financial performance will be impacted by the financial performance of VMware. VMware's financial performance may be affected by a number of factors, including, but not limited to:

  •
  rates of customer adoption for virtualization solutions;
  •
  fluctuations in demand, adoption, sales cycles and pricing levels for VMware's products and services;
  •
  changes in customers' budgets for information technology purchases and in the timing of their purchasing decisions;
  •
  VMware's ability to compete with existing or new competitors;

  •
  the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;
  •
  the sale of VMware products in the timeframes they anticipate, including the number and size of orders in each quarter;
  •
  VMware's ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;
  •
  the amount of equity-based compensation expense as a result of VMware equity grants;
  •
  VMware's ability to effectively manage future growth and acquisitions;
  •
  changes to VMware's effective tax rate;
  •
  the increasing scale of VMware's business and its effect on VMware's ability to maintain historical rates of growth;
  •
  the timing of the announcement or release of products or upgrades by VMware or by its competitors;
  •
  VMware's ability to implement scalable systems of internal controls;
  •
  VMware's ability to control costs, including its operating expenses;
  •
  VMware's ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and
  •
  general economic conditions in VMware's domestic and international markets.

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

        As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

  •
  the effect of the acquisition on our financial and strategic position and reputation;
  •
  the failure of an acquired business to further our strategies;
  •
  the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

  •
  the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies' sites;
  •
  the assumption of liabilities of the acquired business, including litigation-related liability;
  •
  the potential impairment of acquired assets;
  •
  the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;
  •
  the diversion of our management's attention from other business concerns;
  •
  the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;
  •
  the potential loss of key employees of the acquired company; and
  •
  the potential incompatibility of business cultures

        These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our common stock or other rights to purchase our common stock in connection with any future acquisition, existing shareholders may experience dilution. Additionally, regardless of the form of consideration issued, acquisitions could negatively impact our net income and our earnings per share.

        In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time.

        In 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) "Business Combinations." The standard, which is effective commencing in our 2009 fiscal year, will result in significant changes in accounting for acquisitions. Depending upon the number of and magnitude of acquisitions which we may consummate in 2009, the standard could have a material adverse effect on our business, results of operations and financial condition.

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

Our investment portfolio could experience a decline in market value which could adversely affect our financial results.

        We held $3.5 billion in short and long-term investments as of December 31, 2007. The investments are invested primarily in investment grade securities, and we limit the amount of investment with any one issuer. A deterioration in the economy, including a credit crisis or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

        In addition, we have historically used stock options and other equity awards as key elements of our compensation packages for many of our employees. As a result of the requirement to expense stock-based compensation, we have reduced and may further reduce the number of shares and type of equity awards granted to employees. Additionally, the value of our equity awards may be adversely affected by the volatility of our stock price. Changes to regulatory or stock exchange rules and regulations and in institutional shareholder voting guidelines on equity plans may result in additional requirements or limitations on our equity plans. These factors may impair our ability to attract, retain and motivate employees.

Changes in generally accepted accounting principles may adversely affect us.

        In July 2007, the Financial Accounting Standards Board ("FASB") voted to issue a draft FASB Staff Position ("FSP") to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The proposed accounting change would require issuers to separate the bond into two components: a non-convertible bond and a conversion option. The separation of the conversion option would create a discount in the bond component which would be accreted to its face value through interest expense over the term of the bond. This would increase an issuer's interest rate commensurate with the issuer's straight debt rate. If a final FSP is issued and approved with substantially the same terms as the draft FSP, we would recognize incremental interest expense on our convertible debt instruments, negatively impacting our diluted earnings per share.

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

        Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. We believe this uneven sales pattern is a result of many factors including:

  •
  the relative dollar amount of our product and services offerings in relation to many of our customers' budgets, resulting in long lead times for customers' budgetary approval, which tends to be given late in a quarter
  •
  the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business
  •
  the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year
  •
  seasonal influences

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

        In addition, unanticipated changes in our customers' purchasing behaviors such as customers taking longer to negotiate and complete their purchases or making smaller, incremental purchases based on their current needs, also make the prediction of revenues, earnings and working capital for each financial period difficult and uncertain and increase the risk of unanticipated variations in our quarterly results and financial condition.

Risks associated with our distribution channels may materially adversely affect our financial results.

        In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For 2007, Dell Inc., one of our channel partners, accounted for 14.3% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners' products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2007, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)
Hopkinton, MA	owned: leased:	1,832,500 20,500	executive and administrative offices, R&D, customer service and sales	Information Storage, Content Mgmt. & Archiving

Franklin, MA	owned: leased:	938,600 97,000	manufacturing	Information Storage

Bedford, MA	leased:	328,000	R&D, customer service, sales and administrative offices	RSA Information Security

Apex, NC	owned:	387,900	manufacturing	Information Storage

Palo Alto, CA	owned: leased:	462,000 410,000	executive and administrative offices, R&D and sales	VMware Virtual Infrastructure

Other North American locations	owned: leased:	1,061,600 3,949,761	executive and administrative offices, sales, customer service and R&D	**

Asia Pacific	leased:	1,146,346	sales, customer service and R&D	***

Cork, Ireland	owned: leased:	626,153 27,500	manufacturing, customer service, R&D and administrative offices	***

Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	32,466 1,465,978	sales, manufacturing, customer service and R&D	***

Latin American	leased:	91,342	sales and customer service	***

*
Of the total square feet owned and leased, approximately 543,000 square feet was vacant and 627,000 square feet was leased or subleased to non-EMC businesses.
**
All segments of our business, with the exception of VMware Virtual Infrastructure, generally utilize these facilities.
***
All segments of our business generally utilize these facilities.

        We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note N to our Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	60	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	56	Vice Chairman
Arthur W. Coviello, Jr.	54	Executive Vice President and President, RSA Security
Paul T. Dacier	50	Executive Vice President and General Counsel
David A. Donatelli	42	Executive Vice President and President, EMC Storage Division
Howard D. Elias	50	Executive Vice President and President, EMC Global Services and Resource Management Software Group
David I. Goulden	48	Executive Vice President and Chief Financial Officer
Frank M. Hauck	48	Executive Vice President, Global Marketing and Customer Quality
Mark S. Lewis	45	Executive Vice President and President, EMC Content Management and Archiving Division
John T. Mollen	57	Executive Vice President, Human Resources
Louise O'Brien	48	Executive Vice President, Corporate Strategy and Development
Harry L. You	48	Executive Vice President, Office of the Chairman

        Joseph M. Tucci has been the Chairman of the Board of Directors since January 2006 and has been Chief Executive Officer and a Director since January 2001. He has served as President since January 2000. He also served as Chief Operating Officer from January 2000 to January 2001. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V. ("Getronics"), an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Global, an information technology services company, from December 1993 to June 1999. Getronics acquired Wang Global in June 1999. Mr. Tucci joined Wang Global in 1990 as its Executive Vice President, Operations. Mr. Tucci is the Chairman of the Board of Directors of VMware, Inc., the global leader in virtualization solutions, and a Director of Paychex, Inc., a provider of payroll, human resources and benefits outsourcing solutions.

        William J. Teuber, Jr. has been our Vice Chairman since May 2006. In this role, Mr. Teuber assists the Chairman, President and Chief Executive Officer in the day-to-day management of EMC and leads EMC Customer Operations, our worldwide sales and distribution organization. Mr. Teuber served as our Vice Chairman and Chief Financial Officer from May 2006 to August 2006 and as Executive Vice President and Chief Financial Officer from November 2001 to May 2006. He served as Senior Vice President and Chief Financial Officer from February 2000 to November 2001, as Vice President and Chief Financial Officer from February 1997 to February 2000, and as Vice President and Controller from August 1995 to February 1997. Mr. Teuber is a director of Popular, Inc., a financial holding company.

        Arthur W. Coviello, Jr. has been our Executive Vice President and President of RSA, the Security Division of EMC since September 2006. Prior to joining EMC, Mr. Coviello served as Chief Executive Officer of RSA Security Inc. from January 2000 to September 2006 and as acting Chief Financial Officer of RSA Security from December 2005 to May 2006. He served as President of RSA Security from March 1999 to September 2006, Executive Vice President of RSA Security from September 1995 to March 1999, Chief Operating Officer of RSA Security from January 1997 to March 1999, and Chief Financial Officer and Treasurer of RSA Security from October 1995 to August 1997.

        Paul T. Dacier has been our Executive Vice President and General Counsel since May 2006. Mr. Dacier served as Senior Vice President and General Counsel from February 2000 to May 2006. He served as Vice President and General Counsel from February 1993 to February 2000 and as General Counsel of EMC from March 1990 to February 1993. Mr. Dacier is a director of Genesis Lease Limited, a global commercial aircraft leasing company.

        David A. Donatelli has been our President, EMC Storage Division since September 2007 and Executive Vice President since November 2001. Mr. Donatelli served as Executive Vice President, Storage Product Platforms, from August 2006 to September 2007. He served as Executive Vice President, Storage Platforms Operations, from November 2001 to August 2006. He served as Senior Vice President, Corporate Marketing and New Business Development, from April 2001 to November 2001, Senior Vice President, New Business Development, from February 2000 to April 2001 and as Vice President, New Business Development, from April 1999 to February 2000. He has also held a number of other executive positions since he joined EMC in 1987, including serving as Vice President, General Manager of our EDM business from September 1996 to April 1999 and as Vice President of Global Alliances from February 1996 to November 1998.

        Howard D. Elias has been our President, EMC Global Services and Resource Management Software Group since September 2007 and Executive Vice President since September 2003. Mr. Elias served as our Executive Vice President, Global Services and Resource Management Software Group, from May 2006 to September 2007 and served as our Executive Vice President, Global Marketing and Corporate Development from January 2006 to May 2006. He served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development, from January 2004 to January 2006. He served as Executive Vice President, New Ventures and Office of Technology, from September 2003 to January 2004. Prior to joining EMC, Mr. Elias served as Senior Vice President of Business Management and Operations in the Enterprise Systems Group at Hewlett-Packard Company ("Hewlett-Packard"), a provider of information technology products, services and solutions for enterprise customers, from May 2003 to August 2003 and Senior Vice President and General Manager of Network Storage Solutions from May 2002 to April 2003. Prior to Hewlett-Packard's acquisition of Compaq Computer Corporation ("Compaq"), Mr. Elias served as Senior Vice President and General Manager of Compaq's Business Critical Server Group from January 2001 to April 2002.

        David I. Goulden has been our Executive Vice President and Chief Financial Officer since August 2006. Mr. Goulden served as our Executive Vice President, Customer Operations from April 2004 to August 2006. He served as Executive Vice President, Customer Solutions and Marketing and New Business Development from November 2003 to April 2004 and as Executive Vice President, Global Marketing and New Business Development from July 2002 to November 2003. Prior to joining EMC, Mr. Goulden served as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific of Getronics, an information technology services company, from April 2000 to July 2002, as President and Chief Operating Officer for the Americas of Getronics from June 1999 to April 2000, and in a number of executive positions at Wang Global, an information technology services company, from September 1990 to June 1999. Mr. Goulden is a Director of VMware, Inc., the global leader in virtualization solutions.

        Frank M. Hauck has been our Executive Vice President, Global Marketing and Customer Quality since May 2006. Mr. Hauck served as Executive Vice President, Customer Quality and Services from April 2005 to May 2006. He served as Executive Vice President, Customer Operations, from November 2001 to April 2005. Mr. Hauck served as Executive Vice President, Global Sales and Services, from April 2001 to November 2001 and as Executive Vice President, Products and Offerings, from June 2000 to April 2001. He served as Senior Vice President and Chief Information Officer from January 2000 to June 2000, as Senior Vice President, Business Integration, from July 1999 to January 2000, and as Senior Vice President, Customer Service, from November 1997 to July 1999. Mr. Hauck has also held a number of other executive positions since he joined EMC in 1990.

        Mark S. Lewis has been our President, EMC Content Management and Archiving Division since September 2007 and Executive Vice President since July 2002. Mr. Lewis served as Executive Vice President, Chief Development Officer from May 2005 to September 2007. Mr. Lewis served as Executive Vice President, EMC Software Group from July 2004 to May 2005. Mr. Lewis served as Executive Vice President, Open Software Operations, from July 2003 to July 2004 and as Executive Vice President, New Ventures and Chief Technology Officer from July 2002 to July 2003. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard. Prior to Hewlett-Packard's acquisition of Compaq, Mr. Lewis served as Vice President and General Manager of Compaq's Enterprise Storage Group from January 2001 to April 2002.

        John T. Mollen has been our Executive Vice President, Human Resources since May 2006. Mr. Mollen joined EMC as Senior Vice President, Human Resources in September 1999. Prior to joining EMC, he was Vice President of Human Resources with Citigroup Inc., a financial services company.

        Louise O'Brien has been our Executive Vice President, Corporate Strategy and Development since September 2007. Prior to joining EMC, Ms. O'Brien ran her own consulting practice which she established after spending several years with Dell. Ms. O'Brien held several senior management positions at Dell during her tenure there from 1997 through 2006, including Vice President, Corporate Strategy and Business Development, Vice President, Enterprise Product Marketing, Vice President, Global Account Sales & Global Enterprise Program, and Vice President, Industry Solution Sales. Prior to joining Dell, Ms. O'Brien served as Partner at Bain & Company, a global business consulting firm, where she led the firm's Customer Loyalty Practice.

        Harry L. You has been our Executive Vice President, Office of the Chairman since February 2008. Prior to joining EMC, Mr. You served as Chief Executive Officer of BearingPoint, Inc., a management and technology consulting firm, from March 2005 to December 2007 and as BearingPoint's Interim Chief Financial Officer from July 2005 to October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company, and from 2001 to 2004, he was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn/Ferry International, a global executive recruiting company.

        EMC, EMC ControlCenter, Avamar, Captiva, Celerra, Centera, CLARiiON, Connectrix, DiskXtender, Documentum, EDM, EmailXtender, Fortress, Invista, MirrorView, Mozy, MozyEnterprise, NetWorker, PowerPath, Rainfinity, Retrospect, RSA, RSA Security, Smarts, SnapView, SRDF, Symmetrix, Symmetrix DMX, TimeFinder and UltraScale are either registered trademarks or trademarks of EMC Corporation. VMware is a registered trademark of VMware, Inc. Other trademarks are either registered trademarks or trademarks of their respective owners.

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

Fiscal 2007	High	Low
First Quarter	$14.89	$12.74
Second Quarter	18.16	13.85
Third Quarter	21.10	16.89
Fourth Quarter	25.47	17.36

Fiscal 2006	High	Low
First Quarter	$14.75	$13.05
Second Quarter	13.99	10.11
Third Quarter	12.09	9.44
Fourth Quarter	13.79	11.69

        We had 13,026 holders of record of our common stock as of February 27, 2008.

        We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2007

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	753,174		$24.99	750,000	66,130,263
November 1, 2007 – November 30, 2007	14,105,000		21.90	14,105,000	52,025,263
December 1, 2007 – December 31, 2007	1,237,822		19.17	1,222,572	50,802,691

Total	16,095,996	(2)	$21.83	16,077,572	50,802,691

  (1)
  Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
  (2)
  Includes an aggregate of 18,424 shares withheld from employees for the payment of taxes.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Summary of Operations:
Revenues	$13,230,205	$11,155,090	$9,663,955	$8,229,488	$6,236,808
Operating income	1,739,252	1,207,758	1,480,422	1,043,993	401,157
Net income	1,665,668	1,227,601	1,133,165	871,189	496,108
Net income per weighted average share, basic	$0.80	$0.55	$0.48	$0.36	$0.22
Net income per weighted average share, diluted	$0.77	$0.54	$0.47	$0.36	$0.22
Weighted average shares, basic	2,079,542	2,248,431	2,382,977	2,402,198	2,211,544
Weighted average shares, diluted	2,157,873	2,286,304	2,432,582	2,450,570	2,237,656
Balance Sheet Data:
Working capital	$5,644,894	$2,858,825	$2,900,118	$1,882,226	$2,140,775
Total assets	22,284,654	18,566,247	16,790,383	15,422,906	14,092,860
Long-term obligations(6)	3,454,643	3,454,665	129,994	130,844	132,634
Stockholders' equity	12,521,317	10,325,707	12,065,430	11,523,287	10,884,721

  (1)
  In 2007, EMC acquired all of the outstanding shares of 14 companies (see Note C to the Consolidated Financial Statements).
  (2)
  In 2006, EMC acquired all of the outstanding shares of RSA Security Inc. ("RSA"), Network Intelligence Corporation ("Network Intelligence"), Akimbi Systems, Inc. ("Akimbi") and 5 other companies (see Note C to the Consolidated Financial Statements). In 2006, EMC adopted FAS No. 123R "Share-based Payment" which requires the expensing of stock options. As a result of adopting the new standard, Operating income decreased by $241.6 million, Net income decreased by $204.5 million, Net income per weighted average share, basic decreased by $0.10 and Net income per weighted average share, diluted decreased by $0.09.
  (3)
  In 2005, EMC acquired all of the outstanding shares of System Management Arts Incorporated ("Smarts") and Captiva Software Corporation ("Captiva") (see Note C to the Consolidated Financial Statements).
  (4)
  In 2004, EMC acquired all of the outstanding shares of VMware, Inc. ("VMware").
  (5)
  In 2003, EMC acquired all of the outstanding shares of LEGATO Systems, Inc. ("LEGATO") and Documentum, Inc. ("Documentum").
  (6)
  Includes long-term convertible debt and capital leases, excluding current portion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or consummated after the date hereof.

All dollar amounts expressed numerically in this MD&A are in millions.
Certain tables may not add due to rounding.

INTRODUCTION

        We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure ("VMware").

        Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Content Management and Archiving and RSA Information Security. Our objective for our EMC Information Infrastructure business is to grow faster than the markets we serve by investing in the business for sustainable advantage while driving strong and expanding operating margins. Management believes that by providing a combination of systems, software, services and solutions to meet customers' needs, we will be able to further profitably increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers' information infrastructure requirements. We have enhanced and expanded our portfolio of offerings through both internal research and development ("R&D") and through acquisitions. We have increased our overall annual investment in R&D from $1,051.8 in 2005 to $1,339.7 in 2007. Additionally, we invested $3,862.8 on acquisitions collectively in 2005, 2006 and 2007. These R&D expenditures and acquisitions have enabled us to introduce new and enhanced offerings. We plan to continue our R&D efforts to enable further innovation so we can continue to introduce new and enhanced offerings and will continue to evaluate potential acquisitions. Revenue from new and enhanced product offerings introduced in the respective fiscal year, including all product revenues from companies acquired during that year, contributed $2,758.7 and $3,001.3 of revenue to 2007 and 2006, respectively.

        Concurrent with our objective of growing revenues, we are focused on controlling our costs. Beginning in 2006 and continuing throughout 2007, we continued our implementation of an integration plan for the EMC Information Infrastructure business including most of the acquisitions we had made over the prior three years. The objectives of the plan are to improve efficiencies across our EMC Information Infrastructure business and reduce costs, while helping us to present a more unified "One EMC" to our customers. The plan includes a workforce reduction of approximately 1,350 employees worldwide, consolidation of facilities, termination of contracts and abandoning of assets from which we will no longer derive a benefit. Once fully implemented, we believe the annualized recurring pre-tax savings we will achieve from this plan is approximately $132.2, favorably impacting the three segments within our Information Infrastructure business.

        VMware's primary source of revenue is the licensing of virtualization software and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. VMware's virtualization solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructure. They have developed a multi-channel distribution model to expand their presence and reach various segments of the market. In each of 2007, 2006 and 2005, VMware derived over 75% of revenues from channel partners, which include distributors, resellers, x86 systems vendors and system integrators. They have also developed a network of nearly 10,000 indirect channel partners who fulfill orders through direct channel partners. A majority of their revenue results from contracts that include both perpetual software licenses and ongoing software maintenance contracts.

        VMware has achieved significant revenue growth to date and is focused on extending growth by broadening their product portfolio, enabling choice for customers and driving standards, expanding their network of technology and distribution partners, increasing market awareness and promoting the adoption of virtualization. In addition to selling to new customers, VMware is also focused on expanding the use of their products within their existing customer base, as much of their license revenue is based on a per desktop or per server arrangement. VMware believes it is important that as they grow sales, they continue to invest in corporate infrastructure, including customer support, information technology and general and administrative functions. VMware expects spending in research and development to increase as they add computer scientists, software engineers, and employees involved in product development and maintenance and continue to enable choice for customers and drive standards. VMware believes that equity incentives tied directly to the performance of VMware will help them compete for top-level engineering and other talent. They also intend to continue to invest in hardware, networking and software tools to increase the efficiency of research and development efforts.

        VMware's current financial focus is on sustaining growth in revenue to generate cash flow to expand their market segment share and virtualization solutions. Although VMware is currently the leading provider of virtualization solutions, VMware believes the use of virtualization solutions is at very early stages by customers and expects to face competitive threats to their leadership from a number of companies, some of whom may have significantly greater resources than they do. As a result, they believe it is important to continue to invest in research and product development, sales and marketing and the support function to maintain or expand their leadership in the virtualization solutions market. This investment could result in contracting operating margins as VMware invests in their future. VMware believes that they will be able to continue to fund product development through operating cash flows as they continue to sell existing products and services. VMware believes this is the right priority for the long-term health of their business.

        Our management is also focused on enhancing EMC's capital structure. In 2006, we issued $3,450.0 of long-term senior unsecured obligations. We utilized $2,200.0 of the net proceeds to repay the outstanding indebtedness under a six-month unsecured credit facility which was used to finance our acquisition of RSA. We utilized the majority of the remaining proceeds to purchase approximately 75.0 million shares of our common stock. From 2005 through 2007, we purchased 465.6 million shares of our common stock at a total cost of $6,112.5. During this time frame, we decreased our total outstanding shares by 12.6%. We plan to spend approximately $550.0 to purchase additional shares of our common stock during the first quarter of 2008.

        In the third quarter of 2007, we further enhanced our capital structure through the initial public offering ("IPO") of 37.95 million shares, or approximately 11%, of the capital stock of VMware. Also in the third quarter, VMware sold 9.5 million shares of its capital stock to Intel Capital Corporation. Net proceeds to VMware from these transactions were $1,253.5. EMC also sold 6.0 million shares of VMware Class A common stock held by us to Cisco Systems, Inc., resulting in net proceeds to us of approximately $150.0.

RESULTS OF OPERATIONS

Revenues

        The following table presents revenue by our segments:

				Percentage Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Information Storage	$10,610.9	$9,608.6	$8,792.2	10.4%	9.3%
Content Management and Archiving	773.2	685.8	484.3	12.7	41.6
RSA Information Security	525.3	151.7	—	246.3	NM
VMware Virtual Infrastructure	1,320.8	709.0	387.5	86.3	83.0

Total revenues	$13,230.2	$11,155.1	$9,664.0	18.6%	15.4%

NM-not measurable

        The Information Storage segment revenues include systems, software license and services revenues. Systems revenues were $5,737.6, $5,124.8 and $4,486.9 in 2007, 2006 and 2005, respectively, representing increases of 12.0% in 2007 and 14.2% in 2006. The increases in systems revenues were due to greater demand for these products attributable to increased demand for our Information Technology ("IT") infrastructure offerings and a broadened product portfolio. Revenue from new and enhanced product offerings introduced in the respective fiscal year, including all product revenue from companies acquired during that year, contributed $2,262.5 and $2,720.0 of revenue to 2007 and 2006, respectively. In addition, revenue growth was driven by higher sales volumes from our channel partners. Our channel partners accounted for 57.8% and 106.5% of the revenue growth in 2007 and 2006, respectively.

        Software license revenues were $2,075.8, $2,015.3 and $2,005.9 in 2007, 2006 and 2005, respectively, representing increases of 3.0% in 2007 and 0.5% in 2006. Software license revenues increased in 2007 and 2006 when compared to the prior comparable period primarily due to higher demand for our backup recovery software and platform-based software. The slower rate of software license revenue growth compared to our systems growth is attributable to customers migrating to higher end systems but continuing to utilize their existing software licenses and increased lower end systems sales which utilize less software. Services revenues were $2,797.5, $2,468.5 and $2,299.4 in 2007, 2006 and 2005, respectively, representing increases of 13.3% in 2007 and 7.4% in 2006. Services revenues consist of software and hardware maintenance and professional services revenues. Services revenues increased in both 2007 and 2006 due to greater demand for our professional services as well as software and systems maintenance. Professional services accounted for 64.5% and 37.9% of the increase in services revenue for 2007 and 2006, respectively. Software and systems maintenance accounted for 35.5% and 62.1% of the increases in services revenues for 2007 and 2006, respectively. While professional services accounted for a larger proportion of the services revenue increase in 2007, a portion of this increase was attributable to acquisitions consummated in 2007 and 2006. Excluding the impact of 2007 and 2006 acquisitions, professional services accounted for 48.6% of the increase.

        The Content Management and Archiving segment revenues primarily include software license and services revenues. Software license revenues were $332.1, $323.6 and $228.7 in 2007, 2006 and 2005, respectively, representing increases of 2.6% in 2007 and 41.5% in 2006. The increase in software license revenues in 2007 and 2006 was attributable to greater demand for our content management offerings. The growth rate in 2007 was lower than 2006 primarily due to a consolidation of IT vendors who provide enterprise content management solutions. We believe this consolidation resulted in a short-term pause in customer purchases. Additionally, we realigned our go-to-market model in the second quarter of 2007 which we also believe unfavorably impacted our revenues for the year. Software license revenues for 2006 were favorably impacted by $63.7 from the Captiva acquisition which was completed in December 2005. Revenue from new and enhanced product offerings introduced in the respective fiscal year, including all product revenues from companies acquired during that year, contributed $137.9 and $129.6 of revenue to 2007 and 2006, respectively. Services revenues were $435.8, $353.6 and $255.5 in 2007, 2006 and 2005, respectively, representing increases of 23.2% in 2007 and 38.4% in 2006. The increases in services revenues were attributable to greater demand for our professional services and higher software maintenance revenues. Professional services accounted for 58.4% and 37.8% of the increase in services revenues for 2007 and 2006, respectively. Software maintenance accounted for 41.6% and 62.2% of the increase in services revenues for 2007 and 2006, respectively.

        The RSA Information Security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence Corporation in September 2006. Total revenues for 2007 and 2006 were $525.3 and $151.7, respectively, representing an increase of 246.3% for 2007. Revenue from new and enhanced product offerings introduced in the respective fiscal year, including all product revenues from companies acquired during that year, contributed $358.3 and $151.7 of revenue to 2007 and 2006, respectively. Because this segment was formed during the third quarter of 2006, the growth rate is not representative of future growth rates.

        The VMware Virtual Infrastructure segment includes software license and services revenues. Total revenues were $1,320.8, $709.0 and $387.5 in 2007, 2006 and 2005, respectively, representing an increase of 86.3% in 2007 and 83.0% in 2006. VMware sells its products through a network of direct channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. More than 70% of the orders for each of the three years presented were generated through the 15 largest direct channel partners, including one distributor which represented 23%, 29% and 30% of revenue in 2007, 2006 and 2005, respectively. Additionally, another distributor and a channel partner accounted for 12% and 11% of revenues in 2007, respectively. As VMware expands geographically, they may add additional direct channel partners; however, approximately 90% of the increases in orders in 2007 and 2006 resulted from increased sales volumes through existing direct channel partners.

        VMware software license revenues were $903.2, $494.6 and $287.5 in 2007, 2006 and 2005, respectively, representing an increase of 82.6% in 2007 and 72.0% in 2006. The increases in software license revenues were the result of increased sales volume, driven largely by greater demand for virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations' IT infrastructure, a broadened product portfolio and expansion of VMware's network of indirect channel partners. Although VMware expects license revenue to continue to grow throughout 2008, VMware expects the rate of growth to decelerate due primarily to the size and scale of the business.

        VMware had nearly 10,000 indirect channel partners as of December 31, 2007, an increase of nearly 6,000 from December 31, 2006. Over 1,500 and 1,000 new indirect channel partners were added during 2006 and 2005, respectively. These indirect channel partners obtain software licenses and services from distributors and x86 system vendors and market and sell them to end-user customers. In addition, VMware has a direct sales force that complements these efforts. The VMware sales force works with channel partners to introduce them to customers and new sales opportunities. These channel partners also introduce VMware sales force to their customers.

        The percentage of orders greater than fifty thousand dollars in 2007, compared to 2006, increased modestly, while VMware experienced an increase in the percentage of orders greater than fifty thousand dollars in 2006 as compared to 2005. License orders from distributors and end-user customers which were greater than fifty thousand dollars were approximately 32% of license revenues in 2007, approximately 30% of license revenues in 2006 and approximately 23% of license revenues in 2005. Although VMware remains a high-volume transaction business, VMware believes an increase in the number of orders greater than fifty thousand dollars in the comparative periods is a result of broader acceptance of virtualization solutions for organizations' IT infrastructure, a trend toward end-user customers using VMware products broadly across their organizations, and a result of more customers entering into multi-year enterprise license agreements. VMware anticipates this trend will continue.

        VMware's services revenues were $417.6, $214.4 and $99.9, in 2007, 2006 and 2005, respectively, representing an increase of 94.8% in 2007 and 114.6% in 2006. This growth reflects the increase in VMware's license revenues and renewals to customer contracts. Professional services revenues increased due to growing demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited above including the increased number of multi-year enterprise license agreements, VMware expects that service revenue will comprise a larger proportion of their revenue mix and revenue growth in 2008.

        Revenues by geography were as follows:

				Percentage Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
United States	$7,343.0	$6,319.7	$5,468.6	16.2%	15.6%
Europe, Middle East and Africa	3,921.1	3,232.6	2,743.8	21.3	17.8
Asia Pacific	1,400.0	1,126.2	1,061.2	24.3	6.1
Latin America, Mexico and Canada	566.1	476.6	390.3	18.8	22.1

        Revenues increased in 2007 and 2006 in all of our markets due to greater demand for our products and services. Also contributing to the increases were revenues generated from the acquisitions consummated over the past three years. The lower growth rate in the Asia Pacific markets in 2006 was primarily attributable to lower levels of demand in Japan. Changes in exchange rates favorably impacted revenue growth by 2.3% in 2007 and adversely impacted revenue growth by 0.2% in 2006. The impact of the change in rates in 2007 was most significant in Europe, the Middle East and Africa market. The impact of the exchange in rates in 2006 was most significant in the Asia Pacific market, primarily Japan.

Costs and expenses

        The 2007 and 2006 results include the effect of accounting for stock-based compensation under Financial Accounting Standards ("FAS") No. 123R, "Shared-Based Payment" ("FAS No. 123R"). As a result of this new standard, our 2007 and 2006 results of operations as compared to 2005 were impacted by a significant increase in stock-based compensation expense.

        FAS No. 123R requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the award's estimated grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units and employee stock purchases related to our employee stock purchase plan ("ESPP"). Additionally, we applied the provisions of the SEC's Staff Accounting Bulletin ("SAB") No. 107 on Share-Based Payment to our adoption of FAS No. 123R. Previously, we elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and elected to only disclose the pro forma impact of expensing the fair value of stock options in the notes to the financial statements.

        Total after-tax stock-based compensation expense, which consists of expense from employee stock options, ESPP, restricted stock awards and units, was $282.4 and $317.3 in 2007 and 2006, respectively. For periods prior to our adoption of FAS No. 123R, stock-based compensation expense consisted of expense from restricted stock awards and the amortization of deferred compensation costs associated with stock options issued as consideration in various acquisitions. Accordingly, our financial results in 2005 were not prepared on a comparative basis to our financial results in 2007 and 2006. Total after-tax stock-based compensation expense in 2005 was $52.1.

        The following table presents our costs and expenses, other income and net income. For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization, and the capitalization and amortization of capitalized software development costs are considered corporate reconciling items and are not allocated among our various operating segments in preparing the segment operating performance measures utilized by our chief operating decision maker.

				Percentage Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Cost of revenue:
Information Storage	$5,112.7	$4,591.6	$4,086.7	11.4%	12.4%
Content Management and Archiving	250.3	215.4	145.0	16.2	48.6
RSA Information Security	142.4	37.7	—	277.7	NM
VMware Virtual Infrastructure	154.1	80.8	37.3	90.7	116.6
Corporate Reconciling Items	359.3	316.4	202.1	13.6	56.6

Total cost of revenue	6,018.9	5,241.9	4,471.1	14.8	17.2
Gross margins:
Information Storage	5,498.2	5,016.9	4,705.5	9.6	6.6
Content Management and Archiving	522.9	470.4	339.3	11.2	38.6
RSA Information Security	382.9	114.0	—	235.9	NM
VMware Virtual Infrastructure	1,166.7	628.2	350.2	85.7	79.4
Corporate reconciling items	(359.3)	(316.4)	(202.1)	13.6	56.6

Total gross margin	7,211.3	5,913.2	5,192.8	22.0	13.9
Operating expenses:
Research and development(1)	1,526.9	1,254.2	1,004.8	21.7	24.8
Selling, general and administrative(2)	3,912.7	3,253.3	2,606.0	20.3	24.8
In-process research and development	1.2	35.4	17.4	(96.6)	103.4
Restructuring charges	31.3	162.6	84.2	(80.8)	93.1

Total operating expenses	5,472.1	4,705.4	3,712.4	16.3	26.7

Operating income	1,739.3	1,207.8	1,480.4	44.0	(18.4)
Investment income, interest expense and other expenses(3)	320.3	182.3	171.8	75.7	6.1

Income before taxes, cumulative effect of a change in accounting principle and minority interest	2,059.6	1,390.0	1,652.2	48.2	(15.9)
Provision for income taxes	378.4	162.7	519.1	132.6	(68.7)
Minority interest, net of taxes	(15.5)	—	—	NM	NM
Cumulative effect of a change in accounting principle	—	(0.2)	—	NM	NM

Net income	$1,665.7	$1,227.6	$1,133.2	35.7%	8.3%

  (1)
  Amount includes corporate reconciling items of ($115.7), ($72.3) and ($123.7) for the year ended December 31, 2007, 2006 and 2005, respectively.
  (2)
  Amount includes corporate reconciling items of $275.6, $271.0 and $73.1 for the year ended December 31, 2007, 2006 and 2005, respectively.
  (3)
  Amount includes gain on sale of VMware stock to Cisco.

NM—not measurable

Gross Margins

        Our overall gross margin percentages were 54.5% in 2007, 53.0% in 2006 and 53.7% in 2005. The improvement in the gross margin percentage in 2007 from 2006 was attributable to the VMware Virtual Infrastructure segment which contributed 173 basis points, the RSA Information Security segment which contributed 56 basis points and the Content Management and Archiving segment which contributed 5 basis points. These improvements were partially offset by reductions in the Information Storage segment gross margin which decreased by 48 basis points. Corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and amortization of capitalized software development costs also decreased the consolidated gross margin by 36 basis points. The improvement in the gross margin percentage in 2006 from 2005 was attributable to the VMware Virtual Infrastructure segment which contributed 102 basis points, the RSA Information Security segment which contributed 32 basis points and the Content Management and Archiving segment which contributed 22 basis points. The Information Storage segment negatively impacted gross margins by 119 basis points and corporate reconciling items decreased the gross margin by 109 basis points.

        For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and amortization of capitalized software development costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $42.9 in corporate reconciling items in 2007 as compared to 2006 was primarily attributable to a $25.6 increase in intangible asset amortization expense associated with acquisitions and a $26.4 increase in amortization of software development costs, offset by a $9.1 decrease in stock-based compensation expense. The decrease in stock-based compensation expense was due to higher valued options becoming fully vested in 2006. The increase in intangible asset amortization was driven by a $41.6 increase in amortization of intangible assets associated with the RSA acquisition offset primarily by a $14.5 decrease in intangible asset amortization associated with the VMware, LEGATO and Documentum acquisitions. The increase in amortization of software development costs was due to an increase in the amount of unamortized software development costs which increased by $45.4 in 2007 and $48.7 in 2006 due to an increase in R&D activity which qualified for capitalization. The increase in corporate reconciling items of $114.2 in 2006 compared to 2005 is attributable to a $61.2 increase in stock-based compensation, including $66.3 associated with the adoption of FAS No. 123R, greater amortization expenses associated with capitalized software development costs which increased by $31.3 and a $21.8 increase in intangible asset amortization associated with acquisitions.

        The gross margin percentages for the Information Storage segment were 51.8%, 52.2% and 53.5% in 2007, 2006 and 2005, respectively. The decrease in the gross margin percentage in 2007 was primarily attributable to the reduction in the mix of software license revenues as a percentage of total segment revenues to 19.6% in 2007 from 21.0% in 2006. Software license revenues provide a higher margin percentage than systems and services revenues. The decrease in the gross margin percentage in 2006 was primarily attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues to 21.0% in 2006 from 22.8% in 2005.

        The gross margin percentages in the Content Management and Archiving segment were 67.6%, 68.6% and 70.1% in 2007, 2006 and 2005, respectively. The decrease in the gross margin percentage in 2007 was primarily attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues provide a higher gross margin percentage than services revenue. Software license revenues as a percentage of total segment revenues declined to 42.9% in 2007 from 47.2% in 2006. The decrease in the gross margin percentage in 2006 was primarily attributable to lower margins generated on our professional services business. Partially offsetting the decrease in the gross margin percentage was a 1.7% favorable impact from the Captiva acquisition which was completed in December 2005.

        The gross margin percentages for the RSA Information Security segment were 72.9% and 75.2% in 2007 and 2006, respectively. Because the segment was formed in the last month of the third quarter of 2006, the change in the gross margin percentages is not meaningful.

        The VMware gross margin percentages were 88.3%, 88.6% and 90.4% in 2007, 2006 and 2005, respectively. The decrease in the gross margin percentages in all years was attributable to a reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues provide a higher gross margin percentage than services revenues. Software license revenues were 68.4%, 69.8% and 74.2% of total segment revenues in 2007, 2006 and 2005, respectively.

Research and Development

        As a percentage of revenues, R&D expenses were 11.5%, 11.2% and 10.4% in 2007, 2006 and 2005, respectively. R&D expense increased $272.7 in 2007 and $249.4 in 2006 primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs to support new product development and increased facility costs. Personnel-related costs increased by $246.6 and $229.1 in 2007 and 2006, respectively. Facility costs increased by $21.9 and $26.6 in 2007 and 2006, respectively.

        Corporate reconciling items within R&D consist of stock-based compensation, intangible asset amortization and the capitalization of software development costs. The benefit to R&D from the corporate reconciling items increased $43.4 in 2007 when compared to 2006 and decreased $51.4 in 2006 when compared to 2005. Stock-based compensation increased $0.6 and $76.7 for 2007 and 2006, respectively. Intangible asset amortization decreased $1.2 in 2007 and increased $0.2 in 2006. The capitalization of software development costs increased by $42.8 and $25.5 for 2007 and 2006, respectively. The 2007 increase in stock-based compensation expense consisted of a $15.9 decrease within EMC's Information Infrastructure business offset by a $16.5 increase within the VMware Virtual Infrastructure business. The decrease in stock-based compensation within EMC's Information Infrastructure business in 2007 was primarily attributable to higher valued options that became fully vested in 2006. The increase in stock-based compensation within the VMware Virtual Infrastructure business was primarily attributable to grants of equity-based compensation made in conjunction with VMware's initial public offering. The stock-based compensation increase in 2006 consisted of a $65.0 increase within EMC's Information Infrastructure business plus an $11.7 increase within the VMware Virtual Infrastructure business. The 2006 increase in stock-based compensation within both the EMC Infrastructure and VMware Virtual Infrastructure businesses is largely attributable to incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R which was $52.5. The change in intangible asset amortization in 2007 and 2006 was primarily attributable to the mix of intangible assets and their respective useful lives. The increase in capitalized software development costs in 2007 and 2006 resulted from the timing of projects reaching technological feasibility and the costs incurred subsequent to reaching technological feasibility. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

        R&D expenses within EMC's Information Infrastructure business, as a percent of EMC's Information Infrastructure business revenues, were 11.2% in 2007 and 11.3% in each of 2006 and 2005. R&D expenses increased by $162.9 in 2007 and $125.0 in 2006 primarily due to higher personnel-related costs and higher costs of facilities to support new product development. Personnel-related costs increased by $148.0 and $97.1 in 2007 and 2006, respectively. Costs of facilities, including depreciation increased by $15.9 and $12.1 in 2007 and 2006, respectively.

        R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware's revenues, were 22.9%, 21.1% and 19.8% in 2007, 2006 and 2005, respectively. R&D expenses increased by $153.2 in 2007 and $72.9 in 2006 primarily due to increased salaries, benefits, and consulting resulting from the deployment of additional resources to support new product development and other costs, including travel, facilities, expensed equipment and depreciation. Salaries, benefits and consulting expenses increased by $98.2 and $50.9 in 2007 and 2006, respectively. The other costs increased by $31.4 and $10.4 in 2007 and 2006, respectively.

Selling, General and Administrative

        As a percentage of revenues, selling, general and administrative ("SG&A") expenses were 29.6%, 29.2% and 27.0% in 2007, 2006 and 2005, respectively. SG&A expense increased $659.4 in 2007 and $647.3 in 2006 primarily due to increased personnel-related costs, commissions, depreciation, travel and facilities costs to support the overall growth of the business. Personnel-related costs, including commissions increased by $420.5 and $474.6, depreciation increased by $59.5 and $43.4, travel increased by $57.1 and $31.8 and facilities increased by $28.9 and $2.2 in 2007 and 2006, respectively, when compared to the comparable prior year.

        Corporate reconciling items within SG&A, which consist of stock-based compensation and intangible asset amortization increased $4.6 and $197.9 in 2007 and 2006, respectively. Stock-based compensation decreased $22.8 in 2007 when compared to 2006 and increased $179.3 in 2006 when compared to 2005. Intangible asset amortization increased $27.4 and $18.6 in 2007 and 2006, respectively. The decrease in stock-based compensation expense in 2007 consisted of a $43.0 decrease within EMC's Information Infrastructure business offset by a $20.2 increase within the VMware Virtual Infrastructure business. The decrease in stock-based compensation within EMC's Information Infrastructure business in 2007 was primarily attributable to higher valued options that became fully vested in 2006. The increase in stock-based compensation within the VMware Virtual Infrastructure business was primarily attributable to grants of equity-based compensation made in conjunction with VMware's initial public offering. The increase in stock-based compensation expense of $179.3 in 2006 within both EMC Infrastructure and VMware Virtual Infrastructure was largely attributable to incremental stock-based compensation expense recognized as a result of adopting FAS No. 123R which was $131.9. The increase in intangible asset amortization was primarily attributable to amortization of intangible assets associated with the RSA acquisition by EMC's Information Infrastructure business in the third quarter of 2006. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

        SG&A expenses within EMC's Information Infrastructure business, as a percentage of EMC's Information Infrastructure business revenues were 26.0%, 25.9% and 25.8% for 2007, 2006 and 2005, respectively. SG&A expenses increased by $389.8 and $312.8 in 2007 and 2006, respectively, primarily due to higher personnel-related costs, depreciation and travel costs to support the overall growth of the business. Personnel-related costs increased by $262.7 and $217.8, depreciation increased by $51.8 and $37.4 and travel increased by $37.5 and $23.1 in 2007 and 2006, respectively, when compared to the comparable prior year.

        SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware's revenues, were 41.1%, 39.3% and 36.6% for 2007, 2006 and 2005, respectively. SG&A expenses increased by $265.0 and $136.6 in 2007 and 2006, respectively, when compared to the comparable prior year primarily due to increase in sales, marketing and administrative personnel costs to support the growth of the business resulting from increased sales volume. Salaries and benefit costs increased $155.4 and $60.8 in 2007 and 2006, respectively. Administrative costs, including travel, expensed equipment, facilities and depreciation increased $51.8 and $19.0 in 2007 and 2006, respectively. Additionally, marketing programs increased by $12.9 in 2007 and $15.1 in 2006, respectively.

In-process Research and Development

        In-process research and development ("IPR&D") was $1.2, $35.4 and $17.4 in 2007, 2006 and 2005, respectively. The change in IPR&D in 2007 and 2006 as compared to the prior comparable year is attributable to the levels of in-process R&D of acquisitions consummated during the respective periods.

Restructuring Charges

        In 2007, 2006 and 2005, we incurred restructuring charges of $31.3, $162.6, and $84.2, respectively.

        The 2007 charge consists primarily of $21.5 to increase the severance expenses associated with the 2006 restructuring program and a $13.3 charge for employee termination benefits associated with a 2007 rebalancing program that is underway and will be completed in early 2008. Partially offsetting these amounts were net adjustments of $3.2 associated with prior years' restructuring programs.

        The 2006 charge consisted of $129.4 for employee termination benefits associated with a reduction in workforce, a $29.7 charge associated with abandoned assets for which we will no longer derive a benefit, a $5.7 charge associated with vacating excess facilities and a $10.9 charge for other contract terminations. Partially offsetting these amounts were net adjustments of $13.1 associated with prior years' restructuring programs.

        The 2005 charge consisted of $84.1 for employee termination benefits associated with workforce rebalancing and reductions in force efforts and $0.4 of costs associated with vacating excess facilities. Partially offsetting these amounts were net adjustments of $0.3 associated with prior years' restructuring programs.

        The activity for each charge is explained in the following sections.

2007 Restructuring Program

        The activity for the 2007 restructuring program is presented below:

2007 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$13.3	$(0.8)	$12.4	$0.9

Total	$13.3	$(0.8)	$12.4	$0.9

        The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees, of which approximately 185 employees remain to be terminated. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. Approximately 72% of the affected employees were based in North America, excluding Mexico and 28% are or were based in Europe, Latin America, Mexico and the Asia Pacific region.

2006 Restructuring Programs

        The activity for the 2006 restructuring programs for 2007 and 2006 is presented below:

2007 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$127.8	$21.5	$(66.2)	$83.2
Consolidation of excess facilities	5.5	(0.3)	(2.7)	2.6
Contractual and other obligations	4.8	—	(4.8)	—

Total	$138.2	$21.2	$(73.7)	$85.7

2006 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$129.4	$(1.5)	$127.8	$10.7
Asset impairment	29.7	(29.7)	—	29.7
Consolidation of excess facilities	5.7	(0.2)	5.5	—
Contractual and other obligations	10.9	(6.1)	4.8	—

Total	$175.7	$(37.5)	$138.2	$40.4

        The 2006 restructuring programs included a workforce reduction and covers approximately 1,350 employees worldwide. The workforce reduction's objective is to further integrate EMC and the majority of the businesses we have acquired over the prior three years. These actions impacted the Information Storage and Content Management and Archiving segments across all major geographic regions.

        The adjustment to the provision in 2007 includes changes for finalizing severance agreements, particularly in international locations and estimated changes in severance amounts for employees yet to be terminated. The workforce reductions include $10.7 of non-cash stock-based compensation expense. The asset impairment charge of $29.7 consisted primarily of internal infrastructure projects that management decided to no longer pursue. The impairment charge was equal to the amount by which the assets' carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows.

        Approximately 190 employees remain to be terminated. Substantially all actions are expected to be completed by March 31, 2008. The remaining cash portion owed for the 2006 restructuring is $76.5. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2008. The cash expenditures relating to consolidation of excess facilities are expected to be paid out through 2018.

2005 Restructuring Programs

        The activity for the 2005 restructuring programs for the years ended December 31, 2007, 2006 and 2005 is presented below:

2007 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reductions	$18.0	$—	$(17.6)	$0.5
Consolidation of excess facilities	0.1	(0.1)	—	—

Total	$18.2	$(0.1)	$(17.6)	$0.5

2006 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reductions	$79.8	$(2.3)	$(59.4)	$18.0
Consolidation of excess facilities	—	0.1	—	0.1

Total	$79.8	$(2.2)	$(59.4)	$18.2

2005 Category	Initial Provision	Adjustments to the Provision	Utilization	Ending Balance
Workforce reductions	$84.1	$—	$(4.4)	$79.8
Consolidation of excess facilities	0.4	—	(0.4)	—

Total	$84.6	$—	$(4.8)	$79.8

        The 2005 restructuring programs included two separate reductions in force, one that commenced in the first quarter of 2005 and a second that commenced in the fourth quarter of 2005, aggregating approximately 1,060 employees. These actions impacted the Information Storage and Content Management and Archiving segments across all major geographic regions. As of December 31, 2006, the restructuring programs had been substantially completed.

        The adjustment to the provision in 2006 was primarily attributable to a decrease in the original number of individuals identified for termination and lower than expected severance benefits.

Prior Year Restructuring Programs

        Prior to 2005, we had instituted several restructuring programs. The activity for these programs for the years ended December 31, 2007, 2006, and 2005 is presented below:

2007 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$1.2	$—	$(0.3)	$0.8
Consolidation of excess facilities	40.1	(3.1)	(11.2)	25.7
Other contractual obligations	1.9	0.2	(1.2)	0.8

Total	$43.2	$(3.0)	$(12.8)	$27.3

2006 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$7.0	$(2.7)	$(3.2)	$1.2
Consolidation of excess facilities	65.4	(8.5)	(16.8)	40.1
Other contractual obligations	2.4	0.3	(0.7)	1.9

Total	$74.8	$(10.9)	$(20.8)	$43.2

2005 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$19.7	$(1.7)	$(10.9)	$7.0
Consolidation of excess facilities	92.9	1.6	(29.2)	65.4
Other contractual obligations	2.6	(0.2)	—	2.4

Total	$115.3	$(0.3)	$(40.1)	$74.8

        The reductions to the provisions in 2007 and 2006 for excess facilities were a result of lower than expected costs associated with vacating leased facilities. The prior year restructuring programs impacted the Information Storage and Content Management and Archiving segments. The remaining liability for the consolidation of excess facilities is expected to be paid through 2015.

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

Gain on Sale of VMware Stock to Cisco

        The gain on sale of VMware stock for the year ended December 31, 2007 consists of a $148.6 gain on the sale of 6.0 million shares of Class A common stock of VMware held by EMC sold to Cisco for proceeds of approximately $150.0.

Investment Income

        Investment income was $249.3, $224.9 and $190.4 in 2007, 2006 and 2005, respectively. Investment income increased in 2007 compared to 2006 due to higher average outstanding cash and investment balances and lower realized losses on investments. Investment income increased in 2006 compared to 2005 due to greater yields on investments and lower realized losses on investments, partially offset by lower average outstanding cash and investment balances due to a significant increase in repurchases of our common stock in the open market when compared to 2005. The weighted average return on investments, excluding realized gains and losses, was 4.3%, 4.2% and 3.4% in 2007, 2006 and 2005, respectively. Net realized losses were $10.1, $27.8 and $58.9 in 2007, 2006 and 2005, respectively.

Interest Expense

        Interest expense was $72.9, $34.1 and $8.0 in 2007, 2006 and 2005, respectively. The annual increases in interest expense were primarily due to higher debt balances. In September 2006, we borrowed $2,200.0 under a six-month unsecured credit facility to finance the acquisition of RSA. In November 2006, we completed the issuance of our $1,725.0 1.75% convertible senior notes due 2011 (the "2011 Notes") and our $1,725.0 1.75% convertible senior notes due 2013 (the "2013 Notes" and, together with the 2011 Notes, the "Notes"). A portion of the proceeds from the Notes was used to repay in full the $2,200.0 of outstanding indebtedness under the aforementioned unsecured credit facility. Interest expense in 2005 was primarily attributable to interest associated with our $125.0 4.5% Senior Convertible Notes due April 1, 2007, which were assumed in connection with the Documentum (the "Documentum Notes") acquisition. The Documentum Notes were redeemed in April 2006.

Other Expense, Net

        Other expense, net was $4.7, $8.6 and $10.6 in 2007, 2006 and 2005, respectively. The decrease in other expense in both 2007 and 2006 as compared to the comparable prior period was primarily attributable to reductions in foreign currency transaction losses.

Provision for Income Taxes

        Our effective income tax rate was 18.4%, 11.7% and 31.4% in 2007, 2006 and 2005, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

        In 2007, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 14.5 percentage points compared to our statutory federal tax rate of 35.0%. We had a reduction in our valuation allowance which principally arose from the utilization of capital loss carryforwards towards the capital gain on the sale of VMware stock to Cisco, resulting in a benefit to our effective tax rate of 1.5 percentage points. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 1.2 percentage points. The net effect of non-deductible permanent differences, state taxes, tax credits and other items was an increase to the rate of 0.6 percentage points.

        In 2006, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 13.9 percentage points compared to our statutory federal tax rate of 35.0%. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 12.4 percentage points. The net effect of tax credits, state taxes, non-deductible permanent differences and changes in valuation allowances collectively had a negative impact on the rate of 3.0 percentage points, driven principally by non-deductible permanent differences.

        In 2005, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 8.3 percentage points compared to our statutory federal tax rate of 35.0%. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 9.9 percentage points. Our income tax rate was increased by 10.9 percentage points resulting from repatriating approximately $3,000 under the American Jobs Creation Act of 2004 (the "AJCA"). The net effect of tax credits, state taxes, non-deductible permanent differences and changes in valuation allowances collectively had a negative impact on the rate of 3.7 percentage points, driven principally by non-deductible permanent differences.

Minority Interest in VMware, net of taxes

        As a result of VMware's IPO in the third quarter of 2007, VMware is no longer a wholly-owned subsidiary of EMC. For the year ended December 31, 2007, we recognized minority interest expense of $15.5. On December 31, 2007, the minority interest was approximately 15%.

Financial Condition

        Cash provided by operating activities was $3,126.6 in 2007, $2,140.4 in 2006 and $2,216.3 in 2005. Cash received from customers was $13,333.5, $11,167.2 and $9,732.8 in 2007, 2006 and 2005, respectively. The annual increases were attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts. Cash paid to suppliers and employees was $10,182.6, $8,666.6 and $7,539.9 in 2007, 2006 and 2005, respectively. The annual increases were partially attributable to higher headcount. Total headcount was approximately 37,700, 31,100 and 26,500 at December 31, 2007, 2006 and 2005, respectively. The headcount increases were due to general growth of the business, as well as acquisition activity in 2007, 2006 and 2005. Inventory increased from $834.8 at December 31, 2006 to $877.2 at December 31, 2007. The increase was primarily attributable to higher inventory levels for new products to support the overall growth of the business. Cash received from dividends and interest was $254.1, $258.6 and $249.2 in 2007, 2006 and 2005, respectively. Cash paid for interest was $76.0, $26.8 and $9.1 in 2007, 2006 and 2005, respectively. The annual increases were primarily attributable to interest payments made on the Notes. In 2007, 2006 and 2005, we paid $202.3, $592.1 and $216.7, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. Despite higher pre-tax income, cash paid for income taxes decreased from 2006 to 2007, principally due to increased deductions for stock-based compensation, increased Federal R&D credits arising from a change in law and increased utilization of acquired net operating losses. The increase from 2005 to 2006 was principally due to a combination of higher pre-tax income, the repatriation of funds under the AJCA and a reduction in the amount of net operating losses and tax credits available to reduce our taxable income.

        Cash used for investing activities was $1,162.9, $2,296.7 and $611.7 in 2007, 2006 and 2005, respectively. Cash paid for business acquisitions, net of cash acquired was $692.0, $2,618.4 and $683.7, in 2007, 2006 and 2005, respectively. Capital additions were $699.0, $718.1 and $601.1 in 2007, 2006 and 2005, respectively. The increase in capital spending in 2006 when compared to 2005 was attributable to various IT initiatives to further integrate our acquisitions to enable us to more effectively service our growing customer base and to support the overall growth of the business. Capitalized software development costs were $232.0, $192.9 and $167.1 in 2007, 2006 and 2005, respectively. The annual increases in software development costs were due to increased development efforts across all of our segments. Net sales (purchases) and maturities of investments were $322.4, $1,253.6 and $868.4 in 2007, 2006 and 2005, respectively. This activity varies from year to year based upon our cash collections, cash requirements and maturity dates of our investments. During 2007, we received $150.0 in net proceeds from the sale to Cisco of 6.0 million shares of VMware's Class A common stock held by us.

        Cash provided (used) for financing activities was $679.5, ($392.0) and ($743.6) in 2007, 2006 and 2005, respectively. Our Board of Directors has currently authorized the repurchase of 250 million shares of our common stock. In 2007, we repurchased 89.4 million shares of our common stock at a total cost of $1,453.7. Of the 250 million shares authorized for repurchase, we have cumulatively repurchased 199.2 million shares at a total cost of $2,660.8, leaving a remaining balance of 50.8 million shares authorized for future repurchases. Additionally, in 2006, the Board also authorized a one-time repurchase of shares in conjunction with our issuance of the Notes of which 75.0 million shares were repurchased using $945.8 of the net proceeds from the Notes. In total we spent $1,453.7, $3,655.4 and $1,003.4 on repurchases in 2007, 2006 and 2005, respectively. We plan to spend approximately $550.0 on common stock repurchases during the first quarter of 2008; however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. Proceeds from the sale of VMware's Class A common stock in its IPO and to Intel were $1,253.5. We generated $782.4, $257.8 and $263.3 in 2007, 2006 and 2005, respectively, from the exercise of stock options. Proceeds from short and long-term obligations were $19.8, $5,654.0 and $0.2 in 2007, 2006 and 2005, respectively. In September 2006, we borrowed $2,200.0 under a six-month unsecured credit facility to finance the acquisition of RSA. In November 2006, we also closed the sale of the 2011 Notes and the 2013 Notes for an aggregate amount of $3,450.0. Total payments of short and long-term obligations were $17.2, $2,331.6 and $3.7 in 2007, 2006 and 2005, respectively. In 2006, we repaid $2,200.0 to repay in full the outstanding indebtedness under our six-month unsecured credit facility which was used to finance the acquisition of RSA and $126.1 paid to redeem the outstanding principal balance of the Documentum Notes.

        In November 2006, we issued our 2011 Notes and 2013 Notes for total gross proceeds of $3,450.0. The Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The Notes are structurally subordinated to all liabilities of our subsidiaries and are effectively subordinated to our secured indebtedness. As of December 31, 2007, the aggregate amount of liabilities of our subsidiaries was approximately $2.5 billion, excluding intercompany liabilities. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding (i) September 1, 2011, with respect to the 2011 Notes, and (ii) September 1, 2013, with respect to the 2013 Notes, in each case only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the "measurement period") in which the price per Note of the applicable series for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day or at least $20.90 per share; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter or (3) upon the occurrence of certain events specified in the Notes. Additionally, the Notes will become convertible during the last three months prior to the respective maturities of the 2011 Notes and the 2013 Notes.

        Upon conversion, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, determined in accordance with the indenture, calculated on a proportionate basis for each day of the relevant 20-day observation period. The initial conversion rate for the Notes will be 62.1978 shares of our common stock per one thousand dollars of principal amount of Notes, which represents a 27.5 percent conversion premium from the date the Notes were issued and is equivalent to a conversion price of approximately $16.08 per share of our common stock. The conversion price is subject to adjustment in some events as set forth in the indenture. In addition, if a "fundamental change" (as defined in the indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

        Subject to certain exceptions, if we undergo a "designated event" (as defined in the indenture) including a "fundamental change," holders of the Notes will have the option to require us to repurchase all or any portion of their Notes. The designated event repurchase price will be 100% of the principal amount of the Notes to be repurchased plus any accrued interest up to but excluding the relevant repurchase date. We will pay cash for all Notes so repurchased. We may not redeem the Notes prior to maturity.

        In connection with the sale of the Notes, we entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, on February 2, 2007 we filed a shelf registration statement with the SEC covering the resale of the Notes and our common stock issuable upon conversion of the Notes. We also have agreed to use our commercially reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the registration statement have been sold; (ii) the expiration of the applicable holding period with respect to the Notes and our common stock issuable upon conversion of the Notes under Rule 144(k) under the Securities Act of 1933, or any successor provision; and (iii) the date that is two years after the effective date of the registration statement. We may suspend the use of the registration statement to resell Notes or shares of our common stock issued upon conversion of Notes for reasons relating to pending corporate developments, public filings or other events.

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

        A total of $2,200.0 of the net proceeds from the issuance of the Notes was used to repay the outstanding indebtedness under a six-month unsecured credit facility which was used to finance the acquisition of RSA.

        In connection with the sale of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the "Purchased Options"). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to holders of the Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. Half of the

Purchased Options expire on December 1, 2011 and the remaining half of the Purchased Options expire on December 1, 2013. We paid an aggregate amount of $669.1 of the proceeds from the sale of the Notes for the Purchased Options.

        We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock (the "Sold Warrants") at an exercise price of approximately $19.55 per share of our common stock. Half of the Sold Warrants have expiration dates between February 15, 2012 and March 15, 2012 and the remaining half of the Sold Warrants have expiration dates between February 18, 2014 and March 18, 2014. We received aggregate proceeds of $391.1 from the sale of the Sold Warrants.

        The Purchased Options and Sold Warrants will generally have the effect of increasing the conversion price of the Notes to approximately $19.55 per share of our common stock, representing an approximate 55 percent conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006.

        Depreciation and amortization expense was $917.3, $764.2 and $640.0 in 2007, 2006 and 2005, respectively. The increase in depreciation and amortization expense in each year was primarily attributable to intangible asset amortization expense which increased by $51.8 and $40.2 in 2007 and 2006, respectively associated with increased acquisition activity. Higher amortization expense associated with an increase in capitalized software development costs contributed $26.4 and $31.2 in 2007 and 2006, respectively to the increase. A general growth in our property, plant and equipment balances in each year also resulted in greater depreciation expense of $74.9 and $52.7 in 2007 and 2006, respectively.

        At December 31, 2007, our total cash, cash equivalents, and short-term and long-term investments were $7,952. This balance includes $1,231.2 held by VMware and $2,628.0 held by EMC in overseas entities. We held approximately $972.5 of auction rate securities at December 31, 2007. We believe none of these investments has been impaired during the recent sub-prime mortgage market crisis. Our investments in auction rate securities consist of municipal debt obligations. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations. Since year end, we have liquidated approximately $605.0 of these securities and received the principal we invested. We have attempted to liquidate an additional portion of these investments but have not been able to do so due to a lack of liquidity in the market for such securities. The continued uncertainty in the credit markets has prevented us and other investors from liquidating our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of orders. In the event that we need to monetize these investments in the future, we may not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. For all of our auction rate securities, the underlying maturity date is in excess of one year. If an issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates or adverse developments occur in the bond insurance market, we may be required to adjust the carrying value of our auction rate securities through a future impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will have a material effect on our liquidity or working capital.

        We have available for use a credit line of $50.0 in the United States. As of December 31, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank's base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2007, we were in compliance with the covenants.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

        We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years*	3-5 years**	More than 5 years
Operating leases	$1,103.7	$214.5	$323.8	$157.3	$408.1
Long-term convertible debt	3,450.0	—	1,725.0	1,725.0	—
Other long-term obligations, including notes payable and current portion of long-term obligations	127.6	77.4	3.5	1.5	45.2
Purchase orders	1,515.1	1,465.3	49.8	—	—
Uncertain tax positions	1.2	1.2	—	—	—

Total	$6,197.6	$1,758.4	$2,102.1	$1,883.8	$453.3

*
Includes payments from January 1, 2009 through December 31, 2011.
**
Includes payments from January 1, 2012 through December 31, 2013.

        As of December 31, 2007, EMC had $206.7 of non-current liabilities for uncertain tax positions under FIN 48. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

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

Guarantees and Indemnification Obligations

        EMC's subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $65.3 as of December 31, 2007. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

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

        We have agreed to indemnify the directors and executive officers of EMC and our subsidiaries to the extent legally permissible against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer.

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

        Based upon our historical experience and information known as of December 31, 2007, we believe our liability on the above guarantees and indemnities at December 31, 2007 is not material.

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

Pension and Post-Retirement Medical and Life Insurance Plans

        We have noncontributory defined benefit pension plans which were assumed as part of the Data General acquisition, which cover substantially all former Data General employees located in the U.S. and Canada (the "Pension Plans"). The Pension Plans were frozen in 1999, resulting in employees no longer accruing pension benefits for future services. The assets for the Pension Plans are invested in common stocks, bonds and cash. The market related value of the plans' assets is based upon the assets' fair value. The expected long-term rate of return on assets for the year ended December 31, 2007 was 8.25%. This rate represents the average of the long-term rates of return for the Pension Plans weighted by the plans' assets as of December 31, 2007. The actual long-term rate of return for the ten years ended December 31, 2007 was 6.0%. Based upon current market conditions, the expected long-term rate of return for 2008 will remain at 8.25%. A 25 basis point change in the expected long-term rate of return on the plans' assets would have approximately a $1.0 impact on the 2008 pension expense. As of December 31, 2007, the Pension Plans had a $72.7 accumulated actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2007, the discount rate to determine the benefit obligation was 6.55%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plans' benefit obligations. The bond indices and yield curve analyses include only bonds rated Aa or higher from a reputable rating agency. This rate represents the average of the discount rates for the Pension Plans weighted by plan liabilities as of December 31, 2007. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $0.8 impact on the 2008 pension expense for the Pension Plans. Additionally, certain of the former Data General foreign subsidiaries and one of our foreign subsidiaries in Japan have defined benefit pension plans. These foreign pension plans are excluded from this discussion because they do not have a material impact on our consolidated financial position or results of operations.

        We also assumed a post-retirement benefit plan as part of the Data General acquisition that provides certain medical and life insurance benefits for retired former Data General employees. The plan's assets are invested in common stocks, bonds and cash. The market related value of the plan's assets is equal to the assets' fair value. The expected long-term rate of return on the plan's assets for the year ended December 31, 2007 was 8.25%. The actual long-term rate of return for the ten years ended December 31, 2007 was 6.0%. Based on current capital market conditions, the expected long-term rate of return for 2008 will remain at 8.25%. A 25 basis point change in the expected long-term rate of return on the plan's assets has minimal impact on our benefit expense. As of December 31, 2007, the plan had $0.2 accumulated actuarial loss that will be recognized over the anticipated remaining years of service for participants. For the year ended December 31, 2007, the discount rate to determine the benefit obligation was 6.55%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan's benefit obligations. The bond indices and yield curve analyses include only bonds rated Aa or higher from a reputable rating agency. A 25 basis point change in the discount rate has a minimal impact on the expense.

        In December 2007, we settled the liability associated with the retiree life insurance plan by transferring the liability to a third-party. The impact of this settlement on our results of operations was not material.

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

Revenue Recognition

        Revenue recognition is governed by various accounting principles, including SAB No. 104, "Revenue Recognition"; Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables"; Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition"; FAS No. 48, "Revenue Recognition When Right of Return Exists"; FAS No. 13, "Accounting for Leases"; and SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

Warranty Costs

        We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience and specific identification of system requirements. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $11.6 in 2007.

Asset Valuation

        Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, investments, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt experience could exceed our estimate. The market value of our short and long-term investments is based upon the listed price of the security. In the event the security is not listed, our investment advisors assess a variety of factors to determine the market value, including market values from recent transactions at which the security traded, the value of similar securities and pricing models. We perform independent verifications of all of our holdings throughout the year. In the event this value differs significantly from the value determined by our investment advisors, we assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We may hold investments whose market value is below our cost. The determination of whether unrealized losses on investments are other than temporary is based upon the type of investments held, market conditions, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. The valuation of goodwill is based upon a discounted cash flow analysis performed at the reporting unit level. The analysis factors in estimated revenue and expense growth rates. The estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Changes in judgments on any of these factors could materially impact the value of the asset.

Restructuring Charges

        We recognized restructuring charges in 2007, 2006, 2005 and prior years. The restructuring charges include, among other items, estimated losses on the sale of real estate, employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions and negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

Accounting for Stock-based Compensation

        On January 1, 2006, we adopted FAS No. 123R, which requires the recognition of compensation expense for all share-based payment awards made to employees and directors based upon the awards' estimated grant date fair value. Previously, we elected to account for these share-based payment awards under APB No. 25 and elected to only disclose the impact of expensing the fair value of stock options in the notes to the Consolidated Financial Statements. FAS No. 123R requires management to make estimates and assumptions to determine the underlying value of stock options and restricted stock awards, including the vesting or accelerated vesting for restricted stock awards containing performance-based vesting features, the expected life of stock options and an estimate of future forfeitures. Changes to these estimates and assumptions may have a significant impact on the value of stock-based compensation expense recognized, which could have a material impact on our financial statements.

New Accounting Pronouncements

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of FAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS 115" ("FAS No. 159"). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS No.159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS No. 141R"). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and

(iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning on December 15, 2008. We are currently evaluating the potential impact of FAS No. 141R on our financial position and results of operations.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("FAS No. 160"). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 160 on our financial position and results of operations.

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

        We employ a Monte Carlo simulation model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are calculated by BearMeasurisk as of December 31, 2007. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $1.0 million as of December 31, 2007 and $0.5 million as of December 31, 2006. The average, high and low value-at-risk amounts for 2007 and 2006 were as follows (in millions):

	Average	High	Low
2007	$0.8	$1.0	$0.6
2006	$0.7	$1.0	$0.5

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

        We employ a Monte Carlo simulation model to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the BearMeasurisk dataset as of December 31, 2007. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $2.4 million as of December 31, 2007 and $1.9 million as of December 31, 2006. The average, high and low value-at-risk amounts for 2007 and 2006 were as follows (in millions):

	Average	High	Low
2007	$0.7	$2.4	$(0.5)
2006	$1.9	$2.3	$1.5

        The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short and long-term investments, accounts and notes receivable and foreign currency exchange contracts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. We place our cash and cash equivalents and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit. At December 31, 2007, there were no outstanding securities lending transactions. The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of the contracts we enter into with any one party, we monitor the credit quality of the counterparties.

        The credit risk associated with accounts and notes receivables is low due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $35.9 million and $41.5 million at December 31, 2007 and 2006, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMC CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of EMC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        EMC's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, EMC's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

        Based on our assessment, EMC's management determined that, as of December 31, 2007, EMC's internal control over financial reporting is effective based on those criteria.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 43 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the
Board of Directors of EMC Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note L to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2008

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$4,482,211	$1,828,106
Short-term investments	1,644,703	1,521,925
Accounts and notes receivable, less allowance for doubtful accounts of $34,389 and $39,509	2,307,512	1,692,214
Inventories	877,243	834,800
Deferred income taxes	475,544	418,146
Other current assets	265,889	225,396

Total current assets	10,053,102	6,520,587
Long-term investments	1,825,572	2,246,290
Property, plant and equipment, net	2,159,396	2,035,559
Deferred income taxes	—	104,446
Intangible assets, net	940,077	1,003,549
Other assets, net	775,001	638,655
Goodwill, net	6,531,506	6,017,161

Total assets	$22,284,654	$18,566,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$840,886	$680,263
Accrued expenses	1,696,309	1,592,022
Income taxes payable	146,104	63,806
Deferred revenue	1,724,909	1,325,671

Total current liabilities	4,408,208	3,661,762
Income taxes payable	246,951	219,342
Deferred revenue	1,053,394	780,124
Deferred income taxes	288,175	—
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	127,621	129,312

Total liabilities	9,574,349	8,240,540
Minority interest in VMware	188,988	—
Commitments and contingencies
Stockholders' equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,102,187 and 2,122,339 shares	21,022	21,223
Additional paid-in capital	3,038,455	2,560,935
Retained earnings	9,470,289	7,798,112
Accumulated other comprehensive loss, net	(8,449)	(54,563)

Total stockholders' equity	12,521,317	10,325,707

Total liabilities and stockholders' equity	$22,284,654	$18,566,247

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$9,411,976	$8,078,042	$7,009,026
Services	3,818,229	3,077,048	2,654,929

	13,230,205	11,155,090	9,663,955
Costs and expenses:
Cost of product sales	4,359,041	3,906,771	3,363,017
Cost of services	1,659,836	1,335,120	1,108,119
Research and development	1,526,928	1,254,193	1,004,829
Selling, general and administrative	3,912,688	3,253,274	2,605,977
In-process research and development	1,150	35,410	17,370
Restructuring charges	31,310	162,564	84,221

Operating income	1,739,252	1,207,758	1,480,422
Gain on sale of VMware stock to Cisco	148,585	—	—
Investment income	249,264	224,949	190,434
Interest expense	(72,855)	(34,123)	(7,988)
Other expense, net	(4,677)	(8,566)	(10,625)

Income before taxes, minority interest in VMware and cumulative effect of a change in accounting principle	2,059,569	1,390,018	1,652,243
Income tax provision	378,446	162,664	519,078

Income before minority interest in VMware and cumulative effect of a change in accounting principle	1,681,123	1,227,354	1,133,165
Minority interest in VMware, net of taxes	(15,455)	—	—

Income before cumulative effect of a change in accounting principle	1,665,668	1,227,354	1,133,165
Cumulative effect of a change in accounting principle, net of taxes of $0, $107 and $0	—	247	—

Net income	$1,665,668	$1,227,601	$1,133,165

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.80	$0.55	$0.48
Cumulative effect of a change in accounting principle	—	—	—

Net income	$0.80	$0.55	$0.48

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.77	$0.54	$0.47
Cumulative effect of a change in accounting principle	—	—	—

Net income	$0.77	$0.54	$0.47

Weighted average shares, basic	2,079,542	2,248,431	2,382,977

Weighted average shares, diluted	2,157,873	2,286,304	2,432,582

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Cash received from customers	$13,333,489	$11,167,249	$9,732,761
Cash paid to suppliers and employees	(10,182,600)	(8,666,586)	(7,539,855)
Dividends and interest received	254,062	258,631	249,208
Interest paid	(76,025)	(26,804)	(9,132)
Income taxes paid	(202,324)	(592,066)	(216,686)

Net cash provided by operating activities	3,126,602	2,140,424	2,216,296

Cash flows from investing activities:
Additions to property, plant and equipment	(699,038)	(718,095)	(601,145)
Capitalized software development costs	(232,047)	(192,895)	(167,109)
Purchases of short and long-term available for sale securities	(6,204,762)	(6,611,698)	(12,115,524)
Sales of short and long-term available for sale securities	6,177,552	7,758,144	12,726,160
Maturities of short and long-term available for sale securities	349,475	107,120	257,751
Proceeds from the sale of portion of EMC's interest in VMware to Cisco	150,000	—	—
Business acquisitions, net of cash acquired	(692,003)	(2,618,376)	(683,663)
Other	(12,074)	(20,860)	(28,155)

Net cash used in investing activities	(1,162,897)	(2,296,660)	(611,685)

Cash flows from financing activities:
Issuance of common stock from the exercise of stock options	782,449	257,789	263,296
Proceeds from the sale of VMware's common stock	1,253,533	—	—
Issuance of VMware's common stock from the exercise of stock options	2,760	—	—
Repurchase of EMC common stock	(1,453,669)	(3,655,404)	(1,003,419)
Excess tax benefits from stock-based compensation	91,782	20,025	—
Payment of long-term and short-term obligations	(17,178)	(2,331,587)	(3,721)
Proceeds from long-term and short-term obligations	19,815	5,654,004	220
Purchase of call options	—	(669,076)	—
Sale of warrants	—	391,144	—
Debt issuance costs	—	(58,863)	—

Net cash provided by (used in) financing activities	679,492	(391,968)	(743,624)

Effect of exchange rate changes on cash	10,908	53,940	(15,420)

Net increase (decrease) in cash and cash equivalents	2,654,105	(494,264)	845,567
Cash and cash equivalents at beginning of year	1,828,106	2,322,370	1,476,803

Cash and cash equivalents at end of year	$4,482,211	$1,828,106	$2,322,370

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,665,668	$1,227,601	$1,133,165
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(247)	—
Minority interest in VMware, net of taxes	15,455	—	—
Gain on sale of VMware stock to Cisco	(148,585)	—	—
Depreciation and amortization	917,274	764,162	639,974
Non-cash restructuring and other special charges	3,778	75,889	17,370
Stock-based compensation expense	367,404	398,687	81,578
Increase in provision for doubtful accounts	8,885	10,290	9,750
Deferred income taxes, net	(68,397)	(131,966)	(3,173)
Excess tax benefits from stock-based compensation	(91,782)	(20,025)	—
Tax benefit from stock options exercised	—	—	42,593
Other	3,850	27,271	56,594
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(576,422)	(232,295)	(221,507)
Inventories	13,574	(69,567)	(180,442)
Other assets	(86,022)	(31,822)	(65,150)
Accounts payable	155,296	59,631	12,186
Accrued expenses	35,934	133,856	153,622
Income taxes payable	243,216	(297,936)	263,255
Deferred revenue	670,820	234,164	280,563
Other liabilities	(3,344)	(7,269)	(4,082)

Net cash provided by operating activities	$3,126,602	$2,140,424	$2,216,296

Non-cash activity:
Issuance of common stock and stock options exchanged in business combinations	$4,607	$41,151	$77,645

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings		Stockholders' Equity
	Shares	Par Value
Balance, January 1, 2005	2,404,969	$24,050	$6,221,099	$(124,286)	$5,437,346	$(34,922)	$11,523,287
Stock issued through stock option and stock purchase plans	33,789	337	262,959	—	—	—	263,296
Tax benefit from stock options exercised	—	—	32,127	—	—	—	32,127
Compensation charge for variable stock options	—	—	37	—	—	—	37
Restricted stock grants, cancellations and withholdings, net	19,484	195	283,747	(283,942)	—	—	—
Repurchase of common stock	(73,838)	(738)	(1,002,681)	—	—	—	(1,003,419)
Stock options issued in purchase acquisitions	—	—	77,645	(13,521)	—	—	64,124
Amortization of deferred compensation	—	—	—	81,578	—	—	81,578
Reversal of deferred compensation due to employee terminations	(257)	(3)	(7,857)	7,860	—	—	—
Change in market value of investments	—	—	—	—	—	(9,309)	(9,309)
Change in market value of derivatives	—	—	—	—	—	898	898
Translation adjustment	—	—	—	—	—	(20,354)	(20,354)
Net income	—	—	—	—	1,133,165	—	1,133,165

Balance, December 31, 2005	2,384,147	23,841	5,867,076	(332,311)	6,570,511	(63,687)	12,065,430
Stock issued through stock option and stock purchase plans	34,787	349	257,440	—	—	—	257,789
Tax benefit from stock options exercised	—	—	30,728	—	—	—	30,728
Restricted stock grants, cancellations and withholdings, net	5,739	56	(20,069)	—	—	—	(20,013)
Repurchase of common stock	(302,334)	(3,023)	(3,652,381)	—	—	—	(3,655,404)
Reclassification of deferred compensation to additional paid-in capital	—	—	(332,311)	332,311	—	—	—
Stock options issued in purchase acquisitions	—	—	41,151	—	—	—	41,151
Stock-based compensation	—	—	399,949	—	—	—	399,949
Purchase of call options	—	—	(669,076)	—	—	—	(669,076)
Tax benefit from purchase of call options	—	—	250,903	—	—	—	250,903
Sale of warrants	—	—	391,144	—	—	—	391,144
Impact of adoption of new accounting standard for pension and other post-retirement plans (see Note A)	—	—	—	—	—	(58,275)	(58,275)
Impact of adoption of new accounting standard for shared-based payment	—	—	(3,619)	—	—	—	(3,619)
Change in market value of investments	—	—	—	—	—	22,762	22,762
Change in market value of derivatives	—	—	—	—	—	(805)	(805)
Translation adjustment	—	—	—	—	—	45,442	45,442
Net income	—	—	—	—	1,227,601	—	1,227,601

Balance, December 31, 2006	2,122,339	21,223	2,560,935	—	7,798,112	(54,563)	10,325,707
Stock issued through stock option and stock purchase plans	77,864	780	781,669	—	—	—	782,449
Tax benefit from stock options exercised	—	—	140,441	—	—	—	140,441
Restricted stock grants, cancellations and withholdings, net	(8,629)	(87)	(38,012)	—	—	—	(38,099)
Repurchase of common stock	(89,387)	(894)	(1,452,775)	—	—	—	(1,453,669)
Stock options issued in purchase acquisitions	—	—	4,607	—	—	—	4,607
Stock-based compensation	—	—	378,243	—	—	—	378,243
Impact of adopting new standard for uncertainty in income taxes	—	—	—	—	6,509	—	6,509
Adjustment to tax benefit on call options	—	—	(6,045)	—	—	—	(6,045)
Minority interest impact of VMware	—	—	(16,836)	—	—	—	(16,836)
Gain on VMware's sale of its common stock, net of tax of $411,738 (See Note B)	—	—	686,228	—	—	—	686,228
Actuarial gain on pension plan, net of tax of $10,500	—	—	—	—	—	17,960	17,960
Change in market value of investments	—	—	—	—	—	20,938	20,938
Change in market value of derivatives	—	—	—	—	—	107	107
Translation adjustment	—	—	—	—	—	7,109	7,109
Net income	—	—	—	—	1,665,668	—	1,665,668

Balance, December 31, 2007	2,102,187	$21,022	$3,038,455	$—	$9,470,289	$(8,449)	$12,521,317

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Net income	$1,665,668	$1,227,601	$1,133,165
Other comprehensive income (loss), net of taxes (benefit):
Recognition of actuarial net loss from pension and other postretirement plans, net of taxes of $10,500	17,960	—	—
Foreign currency translation adjustments, net of taxes of $0, $0 and $(10,716)	7,109	45,442	(20,354)
Changes in market value of investments, including unrealized gains and losses and reclassification adjustments to net income, net of taxes (benefit) of $4,934, $3,011 and $3,543	20,938	22,762	(9,309)
Changes in market value of derivatives, net of taxes (benefit) of $13, $(90) and $96	107	(805)	898

Other comprehensive income (loss)	46,114	67,399	(28,765)

Comprehensive income	$1,711,782	$1,295,000	$1,104,400

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

  Company

        EMC Corporation ("EMC") and its subsidiaries develop, deliver and support the Information Technology ("IT") industry's broadest range of information infrastructure technologies and solutions.

        EMC's Information Infrastructure business supports customers' information lifecycle management (ILM) strategies and helps them build information infrastructures that store, protect, optimize and leverage their vast and growing quantities of information. EMC's Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving, and RSA Information Security.

        EMC's VMware Virtual Infrastructure business, which is comprised of a majority equity stake in VMware, Inc. ("VMware"), is the leading provider of virtualization solutions that separate the operating system and application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability.

  Accounting Principles

        The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

  Principles of Consolidation

        These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries and VMware, a company that is majority-owned by EMC. All intercompany transactions have been eliminated.

        As described in Footnote B, in August 2007, EMC and VMware completed transactions involving the sale of VMware common stock which reduced EMC's interest in VMware from 100% to approximately 85%. VMware's financial results have been consolidated with that of EMC for all periods presented as EMC is VMware's controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as Minority interest in VMware, net of taxes, on EMC's consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as Minority interest in VMware on EMC's consolidated balance sheets.

  Basis of Presentation

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

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

  •
  Systems sales

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Systems sales consist of the sale of hardware, including Symmetrix systems, CLARiiON systems and Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

  •
  Software sales

        Software sales consist of the sale of software application programs. Our software products provide customers with resource management, backup and archiving, content management, information security and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of final royalty reports or payments from third parties.

  •
  Services revenue

        Services revenue consists of installation services, professional services, software maintenance, hardware maintenance and training. Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by our customers or other vendors. Installation services revenues are recognized upon completion of the installation. Professional services revenues include information infrastructure assessments and design, integration and implementation, business continuity, data migration, residencies and networking storage. Revenues on engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized as earned based upon the hours incurred. Revenue on all other engagements is recognized upon completion.

        Software and hardware maintenance revenues are recognized ratably over the contract period.

        Training revenues are recognized upon completion of the training.

  •
  Multiple element arrangements

        When more than one element such as hardware, software and services are contained in a single arrangement, we allocate revenue between the elements based on each element's relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately or is based upon the stated rate included in the customer agreement. Fair value of software support services may also be measured by the renewal rate offered to the customer. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements for which fair value cannot be determined have been fulfilled.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Shipping and Handling Costs

        Shipping and handling costs are classified in cost of product sales.

  Sale of Stock by a Subsidiary

        EMC accounts for the sale of stock by a subsidiary in accordance with the Securities and Exchange Commissions' Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary" ("SAB 51"). SAB 51 requires that the difference between the carrying amount of the parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the income statement or as an equity transaction increasing or decreasing additional paid-in capital. EMC has elected to record gains or losses resulting from the sale of stock by a subsidiary as an equity transaction.

  Foreign Currency Translation

        The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

        Gains and losses from foreign currency transactions are included in other expense, net, and consist of losses of $3.2 million in 2007, $5.7 million in 2006 and $17.9 million in 2005.

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

        We use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive loss until the underlying forecasted transactions occur. To achieve hedge accounting, the criteria specified in Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities" ("FAS No. 133") must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the income statement, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to other expense, net, in the income statement in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings, which did not represent a material amount for the fiscal years presented. The ineffective portion of the derivatives consists of gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. Total cash flow hedges outstanding as of December 31, 2007, 2006 and 2005 were $86 million, $93 million and $107 million, respectively.

        We do not engage in currency speculation. For purposes of presentation within the statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and commercial paper. Cash equivalents are stated at amortized cost plus accrued interest, which approximates market. Total cash equivalents were $2,290.6 million and $775.9 million at December 31, 2007 and 2006, respectively.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2007 and 2006 were as follows (table in thousands):

	December 31,
	2007	2006
Current	$34,389	$39,509
Non-current (included in other assets, net)	1,500	2,000

	$35,889	$41,509

  Investments

        Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments.

        Our portfolio of auction rate securities, which we classify as short-term investments, is generally made up of municipal debt obligations. The volatility of the credit markets may impact the liquidity of these securities, which could affect our ability to liquidate these investments prior to their maturity.

        We also hold strategic equity investments. Strategic equity investments in publicly traded companies are classified as available for sale when there are no restrictions on our ability to liquidate such securities. These investments are also carried at their market values. Strategic equity investments in privately-held companies are carried at the lower of cost or net realizable value due to their illiquid nature. We review these investments to ascertain whether unrealized losses are other than temporary by considering factors such as operating performance relative to plan, status of meeting product development milestones and implied valuations based upon amounts raised in subsequent financing rounds.

        Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to investment income. Realized gains and losses and other than temporary impairments on non-strategic investments are reflected in the income statement in investment income. Gains or losses are calculated primarily using the first-in, first-out method.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  Research and Development and Capitalized Software Development Costs

        Research and development ("R&D") costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. Capitalized costs are amortized over periods ranging from eighteen months to two years which represent the products' estimated useful lives. Unamortized software development costs were $355.7 million and $310.3 million at December 31, 2007 and 2006, respectively, and are included in other assets, net. Amortization expense was $194.4 million, $166.9 million and $124.5 million in 2007, 2006 and 2005, respectively. Amounts capitalized were $239.8 million, $215.6 million and $167.1 million in 2007, 2006 and 2005, respectively. The amounts capitalized include stock-based compensation which is not reflected in the statement of cash flow as it is a non-cash item.

  Long-lived Assets

        Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to twelve years. Intangible assets include goodwill, developed technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents and other intangible assets, which include backlog, non-competition agreements and non-solicitation agreements. The intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are estimated to be realized. Goodwill is not amortized and is carried at its historical cost.

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

  Advertising

        Advertising costs are expensed as incurred. Advertising expense was $9.1 million, $16.1 million and $14.7 million in 2007, 2006 and 2005, respectively.

  Legal Costs

        Legal costs incurred in connection with loss contingencies are recognized when the costs are probable of occurrence and estimable.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  Earnings Per Share

        Basic net income per share is computed using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the $125.0 million 4.5% Senior Convertible notes due April 1, 2007 that we assumed in connection with the acquisition of Documentum (the "Documentum Notes"), our $1.725 billion 1.75% convertible senior notes due 2011 (the "2011 Notes"), our $1.725 billion 1.75% convertible senior notes due 2013 (the "2013 Notes" and, together with the 2011 Notes, the "Notes"), and the associated warrants (the "Sold Warrants"). See Note E for further information regarding the Notes and the Sold Warrants and Note O for further information regarding the calculation of diluted net income per weighted average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware's reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

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

        On December 31, 2006, we adopted FAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS No. 158"), which requires an employer to recognize in its statement of financial position the net funded status of each of its defined benefit postretirement plans.

        Prior to the issuance of FAS No. 158, the net amount recognized as an asset or liability on our consolidated balance sheet with respect to our defined benefit pension and other post-retirement plans (the "Plans") consisted of each plan's net funded status, adjusted to exclude the effects of accumulated actuarial gains/losses and prior service credits that would be recognized in future periods. Upon adoption of FAS No. 158, we adjusted the respective asset and liability balances of the Plans to reflect only their net funded status as of December 31, 2006. Accordingly, all accumulated actuarial gains/losses and prior service credits, net of tax,

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were reclassified to accumulated other comprehensive loss. The following represents the incremental effect of applying FAS No. 158 on individual line items in our consolidated balance sheet as of December 31, 2006 (table in thousands):

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

        Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions that possess a credit rating of at least single A, and therefore bear minimal credit risk. We place our cash and cash equivalents and short and long-term investments primarily in investment grade instruments and limit the amount of investment with any one issuer. We have entered into various agreements to loan fixed income securities generally on an overnight basis. Under these securities lending agreements, the value of the collateral is equal to 102% of the fair market value of the loaned securities. The collateral is generally cash, U.S. government-backed securities or letters of credit and is held in our possession. At December 31, 2007, there were no outstanding securities lending transactions. We provide credit to customers in the normal course of business. Credit is extended to new customers based upon industry reputation and a check of credit references. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell, Inc., one of our channel partners, accounted for 14.3%, 14.5% and 11.6% of our revenues in 2007, 2006 and 2005, respectively, and accounted for 10.2% of our accounts receivable at December 31, 2006. The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of the contracts we enter into with any one party, we monitor the credit quality of the counterparties.

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

  Accounting for Stock-Based Compensation

        On January 1, 2006, we adopted FAS No. 123R, "Share-Based Payment" ("FAS No. 123R"). The standard requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards' estimated grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units and employee stock purchases related to our employee stock purchase plan. Additionally, we applied the provisions of the SEC's Staff Accounting Bulletin No. 107 on Share-Based Payment to our adoption of FAS No. 123R. Previously, we elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.

        We adopted FAS No. 123R using the modified prospective transition method which requires applying the standard as of January 1, 2006 ("the adoption date"). The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for 2006 and future periods will not be comparable to our historical results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Under the modified prospective transition method, FAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). Changes to the grant-date fair value of equity awards granted before the effective date are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the adoption date using the attribution method that was used under FAS No. 123, which was the straight-line method. Instead of recognizing forfeitures only as they occur, we now estimate an expected forfeiture rate which is factored in to determine our annual expense. Deferred compensation which related to those earlier awards has been eliminated against additional paid-in capital. FAS No. 123R also changed the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing inflows.

        For stock options, we have selected the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options, restricted stock and restricted stock units, we recognize compensation cost on a straight-line basis over the awards' vesting periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable we recognize compensation cost on a graded-vesting basis over the awards' expected vesting periods.

        We have revised our presentation from filings made prior to the quarter ended June 30, 2007 of the cumulative effect of adopting FAS No. 123R to now present the impact of recording the pro forma balance sheet amounts related to capitalized software, inventory and accrued warranty costs as a credit to additional paid-in capital as opposed to a cumulative effect of accounting change that impacted net income, as previously presented. The effect of this change was immaterial to the consolidated financial statements and increased net income for the full year 2006 by $3.6 million and decreased additional paid-in capital at January 1, 2006 by the same amount. This change had no impact on the previously reported income before cumulative effect of a change in accounting principle or on cash flows from operating, financing or investing activities. In connection with the adoption of FAS No. 123R, we recorded a cumulative effect adjustment in the first quarter of 2006 of $0.2 million related to the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units.

  New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of FAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FAS 115" ("FAS No. 159"). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS No. 141R"). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning on December 15, 2008. We are currently evaluating the potential impact of FAS No. 141R on our financial position and results of operations.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("FAS No. 160"). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 160 on our financial position and results of operations.

B.    VMware, Inc. Transactions

        In the third quarter of 2007, VMware completed an initial public offering ("IPO") of its Class A common stock. Prior to the IPO, EMC amended VMware's certificate of incorporation to authorize shares of Class A and Class B common stock. After a conversion of existing common stock into Class A and Class B common stock, EMC held 32.5 million shares of Class A common stock and 300.0 million shares of Class B common stock. The ownership rights of Class A and Class B common stock are the same, except with respect to voting, conversion, certain actions that require the consent of holders of Class B common stock and other protective provisions. Each share of Class B common stock has ten votes, while each share of Class A common stock has one vote for all matters to be voted on by stockholders. In the IPO, VMware sold 37.95 million shares of its Class A common stock at $29.00 per share, resulting in net proceeds of approximately $1,035.2 million. The SAB 51 gain of $551.1 million, net of taxes, of $330.7 million from this transaction was recorded as an increase to additional paid-in capital which reflects the amount of EMC's share of VMware's net assets (after minority interests) in excess of EMC's carrying value prior to the IPO.

        In connection with the IPO, EMC and VMware conducted a voluntary exchange offer enabling VMware employees in the United States to exchange their existing EMC options and restricted stock awards for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, at an exchange ratio based upon EMC's two-day weighted average trading price prior to the consummation of the offering and the IPO offering price of Class A common stock. See Note P.

        In August 2007, Intel Corporation, through its affiliate, Intel Capital Corporation, purchased from VMware 9.5 million newly issued shares of VMware's Class A common stock at $23.00 per share, resulting in net proceeds to VMware of approximately $218.3 million. The SAB 51 gain of $135.1 million, net of taxes, of $81.0 million from this transaction, was recorded as an increase to additional paid-in capital.

        In August 2007, Cisco Systems, Inc. purchased 6.0 million shares of VMware's Class A common stock held by EMC at $25.00 per share, resulting in net proceeds to EMC of approximately $150.0 million. This transaction resulted in a pre-tax gain of $148.6 million.

        As of December 31, 2007, the minority stockholders' proportionate share of equity in VMware of $189.0 million is reflected as Minority interest in VMware in the accompanying balance sheets. At December 31, 2007, EMC held approximately 98% of the combined voting power of VMware's outstanding common stock and approximately 85% of the economic interest in VMware.

C.    Business Acquisitions, Goodwill and Intangible Assets

  2007 Acquisitions

        In February 2007, we acquired all of the outstanding capital stock of Valyd Software Private Limited, a provider of solutions for entity-wide data protection for a variety of database management systems. This acquisition further expands and strengthens our Security offerings.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In March 2007, we acquired all of the outstanding capital stock of Indigo Stone Limited, a provider of software for business continuity, server migration and bare metal recovery. This acquisition further expands our Information Storage solutions.

        In June 2007, we acquired all of the outstanding capital stock of Verid, Inc., a leader in information security technology that delivers knowledge-based authentication. The technology from this acquisition provides protection, visibility and business acceleration at every point of the user verification process and further strengthens our Security solutions.

        In July 2007, we acquired Geniant, a services provider in the area of technology strategy, enterprise architecture, application development and integration, server and desktop design and lifecycle management services. This acquisition further expands and strengthens our Microsoft Solutions Practice.

        In July 2007, we acquired all of the outstanding capital stock of X-Hive Corporation B.V., a provider of XML database and Content Management solutions. This acquisition allows us to enable organizations of all sizes to transform the way they compete and create value from information.

        In August 2007, we acquired all of the outstanding capital stock of BusinessEdge Solutions Inc., a provider of strategy, process and technology consulting services in three distinctive vertical markets: financial services, communications, media and content, and life sciences. This acquisition expands and strengthens our services offerings.

        In August 2007, we acquired all of the outstanding capital stock of Tablus, Inc., a provider of data loss prevention solutions. This acquisition adds industry-leading data discovery and classification, monitoring, and data loss prevention capabilities to our data Security portfolio.

        In October 2007, we acquired all of the outstanding capital stock of Voyence, Inc., a leading provider of network configuration and change management solutions. This acquisition complements and extends our position in the IT service management marketplace.

        In October 2007, we acquired all of the outstanding capital stock of Berkeley Data Systems, Inc., a leading provider of online information backup and recovery services. Berkeley Data Systems, Inc. provides Mozy – an online subscription service for the protection of data that resides on desktops, laptops and remote office servers.

        In December 2007, we acquired Dokumentum Services CIS, a distribution and consulting services provider focused on providing marketing, support and maintenance, consulting, training and localization services related to our Content Management software. The acquisition fully expands our distribution and service delivery capabilities in Russia and Eastern Europe.

        In April 2007, VMware acquired all of the outstanding capital stock of Propero Limited, a provider of solutions for the discovery and management of virtual desktop machines. The acquisition of Propero Limited allows VMware to expand its growing virtualization capabilities.

        In August 2007, VMware acquired all of the outstanding capital stock of Determina, Inc., a maker of host intrusions prevention products. Through this acquisition, VMware intends to further enhance the security of its virtualization platform.

        In September 2007, VMware acquired all of the outstanding capital stock of Dunes Technologies, S.A., a provider of IT process orchestration software for virtual environments. This acquisition will enable VMware customers to standardize and automate their IT management processes on VMware infrastructure.

        In October 2007, VMware acquired all of the outstanding capital stock of Sciant Research, a provider of outsourced software application development services. This acquisition expands VMware's software development capabilities.

        The aggregate purchase price, net of cash acquired for all acquisitions was $696.6 million, which consisted of $689.9 million of cash, $4.6 million in fair value of our stock options issued in exchange for the acquirees' stock options and $2.1 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services. None of

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

these acquisitions were individually material to EMC. The fair value of our stock options was estimated assuming no expected dividends and the following weighted average assumptions:

Expected life (in years)	2.6
Expected volatility	29.8%
Risk-free interest rate	4.4%

        The consolidated financial statements include the results of the aforementioned companies from their respective dates of acquisition. The purchase price for each company has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities. The total goodwill recognized from the aforementioned acquisitions was $537.9 million, of which none was deductible for tax purposes. Of this amount, we allocated $316.5 million to our Information Storage segment, $3.9 million to our Content Management and Archiving segment, $146.5 million to our RSA Information Security segment and $71.2 million to our VMware Virtual Infrastructure segment.

        The following represents the aggregate allocation of the purchase price for the aforementioned companies to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 5.5 years)	$48,260
Customer relationships (weighted-average useful life of 9.3 years)	73,800
Tradename and trademark (weighted-average useful life of 10.4 years)	3,860
Non-competition agreement (weighted-average useful life of 2.4 years)	760
Backlog (weighted-average useful life of 0.5 years)	3,300
Acquired in-process research and development ("IPR&D")	1,150

Total intangible assets	$131,130

        The fair value of intangible assets was primarily based upon the income approach. The rates used to discount the net cash flows to their present values for each acquisition were based upon weighted average costs of capital that ranged from 8.3% – 21.0%. The discount rates were determined after consideration of market rates of return on debt and equity capital, the weighted average returns on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired. The total weighted average amortization period for the intangible assets is 7.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

        Of the $131.1 million of acquired intangible assets, $1.2 million was allocated to IPR&D which was written off at the respective dates of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 19.0% – 25.0% to value the IPR&D projects acquired.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

        The following represents the final allocation of the purchase price (table in thousands):

Current assets	$60,860
Property, plant and equipment	66,991
Other long-term assets	20,517
Goodwill	1,693,149
Intangible assets:
Developed technology (weighted-average useful life of 5.1 years)	231,600
Customer relationships (weighted-average useful life of 8.6 years)	162,900
Tradename and trademark (weighted-average useful life of 10.0 years)	77,500
Non-competition agreement (weighted-average useful life of 3.0 years)	1,400
IPR&D	10,500

Total intangible assets	483,900
Current liabilities	(174,763)
Deferred income taxes	(80,274)
Long-term liabilities	(21,893)

Total purchase price	$2,048,487

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

        In connection with the acquisition of RSA, we commenced integration activities which resulted in the recognition of $4.6 million in liabilities for employee termination benefits and $6.8 million for lease and contract terminations, of which $4.6 million was paid through December 31, 2007. We expect to pay the liabilities associated with the employee termination benefits through 2008 and the liabilities associated with the lease and contract terminations through 2016.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Other 2006 Acquisitions

        In May 2006, we acquired all of the outstanding capital stock of Kashya, Inc., a provider of enterprise-class data replication and data protection software. This acquisition allows us to expand our software portfolio for replication across heterogeneous environments.

        In May 2006, we acquired all of the outstanding capital stock of Interlink Group, Inc., an IT professional services firm that specializes in application development, IT infrastructure, enterprise integration, enterprise content management and customer relationship management for Microsoft environments. This acquisition strengthens and expands our growing Microsoft Solutions Practice.

        In June 2006, we acquired all of the outstanding capital stock of nLayers Ltd., a leader in application discovery and mapping software. This acquisition further expands our resource management portfolio, enabling automated comprehensive root-cause and impact analysis across all technology domains, including networks, applications and storage.

        In June 2006, we acquired the assets of ProActivity Software Solutions Ltd., a provider of content management software for business process management. ProActivity Software Solutions Ltd. provides tools to monitor, analyze and optimize business processes. This acquisition further expands the EMC Documentum product suite's process modeling, process execution and process integration capabilities.

        In June 2006, our VMware subsidiary acquired all of the outstanding capital stock of Akimbi Systems, Inc., a developer of software that builds upon and leverages virtualization technology to improve the efficiency and effectiveness of enterprise application development operations and the IT organizations that support them. Through the acquisition of Akimbi, we enhanced our capabilities for virtualizing information by providing virtualization solutions to the development and test environments.

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

        In November 2006, we acquired all of the outstanding capital stock of Avamar Technologies, Inc., a leading provider of enterprise data protection software that allows corporations to efficiently move, store, and leverage information for business value. This acquisition advances EMC's core strengths in information protection and recovery management, changing the way customers protect their data and accelerating the transition from tape to disk-based recovery solutions.

        The aggregate purchase price, net of cash received, for all acquisitions other than RSA was $624.7 million, which consisted of $598.8 million of cash, $13.3 million in fair value of our stock options issued in exchange for the acquirees' stock options and $12.6 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services.

        The consolidated financial statements include the results of each of the aforementioned companies from their respective dates of acquisition. The purchase price for each company has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are final. The total goodwill recognized from the aforementioned acquisitions was $478.3 million, of which $6.3 million is deductible for income tax purposes. Of this amount, we allocated $223.1 million to our Information Storage segment, $55.5 million to our Content Management and Archiving segment, $77.3 million to our VMware Virtual Infrastructure segment and $122.4 million to our RSA Information Security segment. None of these acquisitions were individually material to EMC.

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

        The fair value of intangible assets was primarily based upon the income approach. The rates used to discount the net cash flows to their present values for each acquisition were based upon weighted average costs of capital that ranged from 5.3% – 25.0%. The discount rates were determined after consideration of market rates of return on debt and equity capital, the weighted average returns on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired. The total weighted average amortization period for the intangible assets is 5.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

        Of the $131.8 million of acquired intangible assets, $24.9 million was allocated to IPR&D which was written off at the respective dates of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 22.0% – 35.0% to value the IPR&D projects acquired.

        Total IPR&D for all of these acquisitions and RSA was $35.4 million in 2006.

  2005 Acquisitions

  Acquisition of Captiva Software Corporation

        In December 2005, we acquired all of the outstanding capital stock of Captiva Software Corporation. Captiva is a provider of software solutions that capture and manage business-critical information from paper, faxed and scanned forms and documents, Internet forms and XML data streams, converting them into information that is usable in database, document, content and other information management systems. The acquisition enables us to deliver an expanded solution to our customers, enabling them to gain a richer understanding of their information and become better equipped to classify it, create policy based workflow and automate information lifecycle management.

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

        In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets and historical demand and estimates of future demand of Captiva's products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Captiva.

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

        In connection with the Captiva acquisition, we commenced integration activities which have resulted in recognizing $4.0 million in liabilities for employee termination benefits and $1.2 million for lease and contract terminations, of which $2.5 million was paid through December 31, 2007. We expect to pay the liabilities associated with the employee termination benefits and the liabilities associated with the lease and contract terminations through 2009.

  Acquisition of System Management Arts, Inc.

        In February 2005, we acquired all of the outstanding capital stock of System Management Arts, Inc. ("Smarts"). Smarts' software products automatically locate root-cause problems, calculate their impact across technology domains and present the logical action plan required to keep business services up and running. The acquisition enables us to offer event automation and real-time network systems management software. Additionally, the acquisition enables us to apply the modeling, correlation and root-cause analysis technology to expand our information and storage management offerings.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

        In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets and historical demand and estimates of future demand of Smarts' products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Smarts.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In connection with the Smarts acquisition, we commenced integration activities which resulted in recognizing $1.9 million in liabilities for employee termination benefits and $0.8 million for lease and contract terminations, of which $2.5 million was paid through December 31, 2007. All liabilities associated with the employee termination benefits have been paid. We expect to pay the liabilities associated with the lease and contract terminations through 2008.

  Pro forma Effects of the Acquisitions

        The following gives pro forma effect as if the 2007 acquisitions, 2006 acquisitions and the 2005 acquisitions had been consummated as of the beginning of the fiscal year in the year the transactions closed and the beginning of the prior fiscal year. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	(unaudited) Year Ended December 31,
	2007	2006	2005
Revenue	$13,506,053	$11,655,856	$10,188,573
Net income	1,642,962	1,049,664	982,296
Net income per weighted average share, basic	$0.79	$0.47	$0.41
Net income per weighted average share, diluted	$0.76	$0.46	$0.40

        The pro forma impact on reported net income per weighted average share was primarily attributable to amortization of acquired intangible assets, forgone interest income and interest expense associated with the RSA acquisition.

  Intangible Assets

        Intangible assets, excluding goodwill, as of December 31, 2007 and 2006, consist of (tables in thousands):

2007 Category	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$867,478	$(456,027)	$411,451
Patents	62,120	(62,032)	88
Software licenses	67,168	(31,512)	35,656
Trademarks and tradenames	112,266	(29,968)	82,298
Customer relationships and customer lists	557,545	(151,377)	406,168
Other	13,894	(9,478)	4,416

Total intangible assets, excluding goodwill	$1,680,471	$(740,394)	$940,077

2006 Category	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$817,066	$(338,493)	$478,573
Patents	61,857	(61,130)	727
Software licenses	56,698	(19,999)	36,699
Trademarks and tradenames	108,409	(20,465)	87,944
Customer relationships and customer lists	481,985	(89,168)	392,817
Other	13,130	(6,341)	6,789

Total intangible assets, excluding goodwill	$1,539,145	$(535,596)	$1,003,549

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Amortization expense on intangibles was $204.8 million, $153.0 million and $112.8 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, amortization expense on intangible assets for the next five years is expected to be as follows (table in thousands):

2008	$257,825
2009	205,961
2010	164,411
2011	117,135
2012	75,609

Total	$820,941

        Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2007 and 2006 consist of the following (tables in thousands):

	Year Ended December 31, 2007
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$2,657,320	$1,365,016	$1,395,768	$599,057	$6,017,161
Goodwill acquired	316,451	3,858	146,454	71,162	537,925
Tax deduction from exercise of stock options	(162)	(15,485)	(3,590)	—	(19,237)
Finalization of purchase price allocations	10,067	(11,265)	(13,184)	10,039	(4,343)

Balance, end of the year	$2,983,676	$1,342,124	$1,525,448	$680,258	$6,531,506

	Year Ended December 31, 2006
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$2,043,193	$1,317,797	$—	$522,517	$3,883,507
Goodwill acquired	647,499	64,484	1,423,438	76,504	2,211,925
Tax deduction from exercise of stock options	(2,358)	(7,905)	(1,018)	(489)	(11,770)
Finalization of purchase price allocations	(31,014)	(8,188)	(26,652)	525	(65,329)
Reduction in income tax valuation allowance	—	(1,172)	—	—	(1,172)

Balance, end of the year	$2,657,320	$1,365,016	$1,395,768	$599,057	$6,017,161

        We test the goodwill balances for impairment at least annually. There was no impairment in 2007, 2006 or 2005.

D.    Restructuring Charges

        In 2007, 2006 and 2005, we incurred restructuring charges of $31.3 million, $162.6 million, and $84.2 million, respectively.

        The 2007 charge consisted primarily of $21.5 million to increase the severance expenses associated with the 2006 restructuring program and a $13.3 million charge for employee termination benefits associated with a 2007 rebalancing program that is underway and will be completed in early 2008. Partially offsetting these amounts were net adjustments of $3.2 million associated with prior years' restructuring programs.

        The 2006 charge consisted of $129.4 million for employee termination benefits associated with a reduction in workforce, a $29.7 million charge associated with abandoned assets for which we will no longer derive a benefit, a $5.7 million charge associated with vacating excess facilities and a $10.9 million charge for other contract terminations. Partially offsetting these amounts were net adjustments of $13.1 million associated with prior years' restructuring programs.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The 2005 charge consisted of $84.1 million for employee termination benefits associated with workforce rebalancing and reductions in force efforts and $0.4 million of costs associated with vacating excess facilities. Partially offsetting these amounts were net adjustments of $0.3 million associated with prior years' restructuring programs.

        The activity for each charge is explained in the following sections.

2007 Restructuring Program

        The activity for the 2007 restructuring program is presented below (table in thousands):

2007 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$13,262	$(847)	$12,415	$920

Total	$13,262	$(847)	$12,415	$920

        The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees, of which approximately 185 employees remain to be terminated. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. Approximately 72% of the affected employees are or were based in North America, excluding Mexico and 28% are or were based in Europe, Latin America, Mexico and the Asia Pacific region.

2006 Restructuring Programs

        The activity for the 2006 restructuring programs for the year ended December 31, 2007 and 2006 is presented below (tables in thousands):

2007 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$127,820	$21,503	$(66,168)	$83,155
Consolidation of excess facilities	5,536	(270)	(2,703)	2,563
Contractual and other obligations	4,814	—	(4,814)	—

Total	$138,170	$21,233	$(73,685)	$85,718

2006 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$129,369	$(1,549)	$127,820	$10,720
Asset impairment	29,659	(29,659)	—	29,659
Consolidation of excess facilities	5,698	(162)	5,536	—
Contractual and other obligations	10,925	(6,111)	4,814	—

Total	$175,651	$(37,481)	$138,170	$40,379

        The 2006 restructuring programs included a workforce reduction and covered approximately 1,350 employees worldwide. The workforce reduction's objective was to further integrate EMC and the majority of the businesses we have acquired over the prior three years. These actions impacted the Information Storage and Content Management and Archiving segments across all major geographic regions.

        The adjustment to the provision in 2007 includes changes for finalizing severance agreements, particularly in international locations and estimated changes in severance amounts for employees yet to be terminated. The workforce reductions include

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$10.7 million of non-cash stock-based compensation expense. The asset impairment charge of $29.7 million consists primarily of internal infrastructure projects that management decided to no longer pursue. The impairment charge was equal to the amount by which the assets' carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows.

        Approximately 190 employees remain to be terminated. Substantially all actions are expected to be completed by March 31, 2008. The remaining cash portion owed for the 2006 restructuring is $76.5 million. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2008. The cash expenditures relating to consolidation of excess facilities are expected to be paid out through 2018.

2005 Restructuring Programs

        The activity for the 2005 restructuring programs for the years ended December 31, 2007, 2006 and 2005 is presented below (tables in thousands):

2007 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reductions	$18,043	$—	$(17,582)	$461
Consolidation of excess facilities	148	(148)	—	—

Total	$18,191	$(148)	$(17,582)	$461

2006 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reductions	$79,783	$(2,338)	$(59,402)	$18,043
Consolidation of excess facilities	—	148	—	148

Total	$79,783	$(2,190)	$(59,402)	$18,191

2005 Category	Initial Provision	Adjustments to the Provision	Utilization	Ending Balance
Workforce reductions	$84,144	$—	$(4,361)	$79,783
Consolidation of excess facilities	423	—	(423)	—

Total	$84,567	$—	$(4,784)	$79,783

        The 2005 restructuring programs included two separate reductions in force, one that commenced in the first quarter of 2005 and a second that commenced in the fourth quarter of 2005, aggregating approximately 1,060 employees. These actions impacted the Information Storage and Content Management and Archiving segments across all major geographic regions. As of December 31, 2006, the restructuring programs had been substantially completed.

        The adjustment to the provision in 2006 was primarily attributable to a decrease in the original number of individuals identified for termination and lower than expected severance benefits.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior Year Restructuring Programs

        Prior to 2005, we had instituted several restructuring programs. The activity for these programs for the years ended December 31, 2007, 2006, and 2005 is presented below (tables in thousands):

2007 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$1,176	$(41)	$(345)	$790
Consolidation of excess facilities	40,085	(3,148)	(11,227)	25,710
Other contractual obligations	1,916	152	(1,238)	830

Total	$43,177	$(3,037)	$(12,810)	$27,330

2006 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$7,038	$(2,677)	$(3,185)	$1,176
Consolidation of excess facilities	65,414	(8,498)	(16,831)	40,085
Other contractual obligations	2,378	278	(740)	1,916

Total	$74,830	$(10,897)	$(20,756)	$43,177

2005 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$19,680	$(1,725)	$(10,917)	$7,038
Consolidation of excess facilities	92,943	1,623	(29,152)	65,414
Other contractual obligations	2,639	(244)	(17)	2,378

Total	$115,262	$(346)	$(40,086)	$74,830

        The reductions to the provisions in 2007 and 2006 for excess facilities were a result of lower than expected costs associated with vacating leased facilities. The prior year restructuring programs impacted the Information Storage and Content Management and Archiving segments. The remaining liability for the consolidation of excess facilities is expected to be paid through 2015.

        As we continue to refine our business model, we will reassess our cost structure and asset deployment to assess whether additional changes are necessary. Should we determine that additional restructuring programs will benefit our business, we may incur additional charges. If customer demands for product changes, we may be required to write down the value of assets. Additionally, changes in our business model or market conditions could cause goodwill or other assets to be impaired.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

E.    Convertible Debt

        In November 2006, we issued our 2011 Notes and 2013 Notes for total gross proceeds of $3.45 billion. The Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding (i) September 1, 2011, with respect to the 2011 Notes, and (ii) September 1, 2013, with respect to the 2013 Notes, in each case only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the "measurement period") in which the price per Note of the applicable series for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the Notes. Additionally, the Notes will become convertible during the last three months prior to the respective maturities of the 2011 Notes and the 2013 Notes.

        Upon conversion, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, determined in accordance with the indenture, calculated on a proportionate basis for each day of the relevant 20-day observation period. The initial conversion rate for the Notes will be 62.1978 shares of our common stock per one thousand principal amount of Notes, which represents a 27.5 percent conversion premium and is equivalent to a conversion price of approximately $16.08 per share of our common stock. The conversion price is subject to adjustment for some events as set forth in the indenture. In addition, if a "fundamental change" (as defined in the indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

        Subject to certain exceptions, if we undergo a "designated event" (as defined in the indenture) including a "fundamental change," holders of the Notes will have the option to require us to repurchase all or any portion of their Notes. The designated event repurchase price will be 100% of the principal amount of the Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. We will pay cash for all Notes so repurchased. We may not redeem the Notes prior to maturity.

        In connection with the sale of the Notes, we entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, on February 2, 2007, we filed a shelf registration statement with the SEC covering the resale of the Notes and our common stock issuable upon conversion of the Notes. We also have agreed to use our commercially reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the registration statement have been sold; (ii) the expiration of the applicable holding period with respect to the Notes and our common stock issuable upon conversion of the Notes under Rule 144(k) under the Securities Act of 1933, or any successor provision; and (iii) the date that is two years after the effective date of the registration statement. We may suspend the use of the registration statement to resell Notes or shares of our common stock issued upon conversion of Notes for reasons relating to pending corporate developments, public filings or other events.

        Subject to certain limitations, we will be required to pay the holders of the Notes special interest on the Notes if we fail to keep such registration statement effective during specified time periods. The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year, beginning on June 1, 2007. Aggregate debt issuance costs of approximately $58.9 million are being amortized to interest expense over the respective terms of the Notes. If the debt becomes convertible prior to the end of the term of the Notes, we will expense the remaining unamortized expense associated with the debt issue costs.

        A total of $2.2 billion of the net proceeds from the issuance of the Notes was used to repay the outstanding indebtedness under our six-month unsecured credit facility which was used to finance the acquisition of RSA. Additionally, $945.8 million of the net proceeds were used to repurchase 75.0 million shares of our common stock.

        In connection with the sale of the Notes, we entered into separate Purchased Options (the "Purchased Options") with respect to our common stock. The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

conversion value that we would pay to the holders of the Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. Half of the Purchased Options expire on December 1, 2011 and the remaining half of the Purchased Options expire on December 1, 2013. We paid an aggregate amount of $669.1 million of the proceeds from the sale of the Notes for the Purchased Options.

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

        The cost of the Purchased Options and net proceeds from the sale of the Sold Warrants were recorded in stockholders' equity.

        In April 2006, we redeemed the Documentum Notes for $126.1 million, based on a contractual redemption price of 100.9%.

F.     Derivatives

        At December 31, 2007, the fair value of our foreign currency derivative contracts resulted in both an unrealized gain of $19.9 million classified in other current assets and an unrealized loss of $27.2 million classified in accrued expenses. At December 31, 2006, the fair value of our foreign currency derivative contracts resulted in both an unrealized gain of $16.7 million classified in other current assets and an unrealized loss of $18.2 million classified in accrued expenses.

        The following table summarizes activity in other comprehensive income related to derivatives held by us for 2007, 2006 and 2005 (table in thousands):

	2007	2006	2005
Unrealized gains (losses) on derivative instruments, beginning of year	$68	$963	$(31)
Add: (decrease) increase in fair value of derivatives	(10,328)	(7,002)	28,873
Less: (losses) gains reclassified into revenue or expenses	(10,448)	(6,107)	27,879

Unrealized gains on derivative instruments, end of year	$188	$68	$963

        As of December 31, 2007 the unrealized gains on derivative instruments consisted of gross unrealized gains of $0.2 million. The net unrealized gain is expected to be reclassified into the income statement in 2008.

G.    Fair Value of Financial Instruments

  Fair Value

        The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, current portion of long-term debt and accounts and notes payable approximate fair value due to the short maturities of these instruments.

        The fair value of our long-term convertible debt at December 31, 2007 was $4,669.2 million, compared to a carrying amount of $3,450.0 million. The fair value is based upon the trading price of the debt.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Investments

        The following tables summarize the composition of our available for sale, short and long-term investments, at December 31, 2007 and 2006 (tables in thousands). Fair value was determined based upon quoted market prices for the security.

	December 31, 2007
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$578,547	$589,558
U.S. corporate debt securities	188,512	189,772
Asset and mortgage-backed securities	276,661	277,050
Municipal obligations	1,387,711	1,392,252
Auction rate securities	972,514	972,525
Foreign debt securities	48,523	49,118

Total	$3,452,468	$3,470,275

	December 31, 2006
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$1,077,756	$1,072,352
U.S. corporate debt securities	572,157	568,569
Asset and mortgage-backed securities	787,841	782,805
Municipal obligations	489,405	486,898
Auction rate securities	812,778	812,780
Foreign debt securities	44,996	44,811

Total	$3,784,933	$3,768,215

        As of February 15, 2008, the amortized cost and the aggregate fair value of our auction rate securities were both $367.5 million.

        Gross unrealized gains on these investments were $22.0 million and $2.9 million at December 31, 2007 and 2006, respectively. Gross unrealized losses on these investments were $4.2 million and $19.6 million at December 31, 2007 and 2006, respectively. Gross realized gains on these investments were $7.4 million, $17.9 million and $4.9 million in 2007, 2006 and 2005, respectively. Gross realized losses on these investments were $17.5 million, $45.7 million and $63.8 million in 2007, 2006 and 2005, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The contractual maturities of investments held at December 31, 2007 and 2006 are as follows (tables in thousands):

	December 31, 2007
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$300,959	$301,806
Due after 1 year through 5 years	1,289,840	1,307,181
Due after 5 years through 10 years	204,111	204,512
Due after 10 years	1,657,558	1,656,776

Total	$3,452,468	$3,470,275

	December 31, 2006
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$314,102	$312,344
Due after 1 year through 5 years	1,683,797	1,676,131
Due after 5 years through 10 years	184,216	182,689
Due after 10 years	1,602,818	1,597,051

Total	$3,784,933	$3,768,215

        Unrealized losses on investments at December 31, 2007 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$20,520	$(49)	$4,337	$(55)	$24,857	$(104)
U.S. corporate debt securities	23,171	(299)	41,116	(184)	64,287	(483)
Asset and mortgage-backed securities	39,337	(673)	16,984	(494)	56,321	(1,167)
Municipal obligations	170,814	(606)	102,137	(1,826)	272,951	(2,432)
Foreign debt securities	2,707	(2)	7,420	(18)	10,127	(20)

Total	$256,549	$(1,629)	$171,994	$(2,577)	$428,543	$(4,206)

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses at December 31, 2007 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity.

        The following table summarizes our strategic investments at December 31, 2007 and 2006 (table in thousands). The investments are classified within other assets, net, in the balance sheet. Fair value for publicly-traded investments is determined based upon quoted prices. Fair value is not readily available for privately-held investments.

	December 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Strategic investments in publicly-held companies	$97	$492	$7,206	$16,247
Strategic investments in privately-held companies	19,860	N/A	20,112	N/A

        Gross unrealized gains on these investments were $0.4 million and $10.1 million at December 31, 2007 and 2006, respectively. Gross unrealized losses on these investments were $0.0 million and $1.1 million at December 31, 2007 and 2006, respectively. Gross realized gains on strategic investments were $8.3 million, $7.9 million and $7.0 million in 2007, 2006 and 2005, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gross realized losses on strategic investments were $15.0 million, $9.3 million and $1.4 million in 2007, 2006 and 2005, respectively.

H.   Inventories

        Inventories consist of (table in thousands):

	December 31, 2007	December 31, 2006
Purchased parts	$70,981	$75,206
Work-in-process	484,929	451,045
Finished goods	321,333	308,549

	$877,243	$834,800

I.     Notes Receivable

        Notes receivable are primarily from sales-type leases of our products. The payment schedule for such notes at December 31, 2007 is as follows (table in thousands):

2008	$74,879
2009	74,981
2010	68,129
Thereafter	328

Total	218,317
Less amounts representing interest	(16,604)

Present value	201,713
Current portion (included in accounts and notes receivable)	69,667

Long-term portion (included in other assets, net)	$132,046

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

J.     Property, Plant and Equipment

        Property, plant and equipment consists of (table in thousands):

	December 31, 2007	December 31, 2006
Furniture and fixtures	$217,503	$190,925
Equipment	3,198,878	2,799,367
Buildings and improvements	1,182,648	1,039,409
Land	115,539	116,222
Building construction in progress	92,183	141,196

	4,806,751	4,287,119
Accumulated depreciation	(2,647,355)	(2,251,560)

	$2,159,396	$2,035,559

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Building construction in progress and land owned at December 31, 2007 include $62.5 million and $4.0 million, respectively, of facilities not yet placed in service that we are holding for future use. Depreciation expense was $530.3 million, $455.4 million and $402.7 million in 2007, 2006 and 2005, respectively.

K.   Accrued Expenses

        Accrued expenses consist of (table in thousands):

	December 31, 2007	December 31, 2006
Salaries and benefits	$672,715	$595,691
Product warranties	263,561	242,744
Restructuring (See Note D)	125,924	199,538
Other	634,109	554,049

	$1,696,309	$1,592,022

  Product Warranties

        Systems sales include a standard product warranty. At the time of the sale, we accrue for systems' warranty costs. The initial systems' warranty accrual is based upon our historical experience, expected future costs and specific identification of systems' requirements. Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of the year	$242,744	$206,608	$180,758
Provision	151,367	158,799	127,388
Amounts charged to the accrual	(130,550)	(122,663)	(101,538)

Balance, end of the year	$263,561	$242,744	$206,608

        The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the year and changes in estimated costs for warranties on systems shipped in prior years. It is not practicable to determine the amounts applicable to each of the components. The 2006 provision includes $34.4 million as a result of the adoption of FAS No. 123R.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

L.    Income Taxes

        Our provision for income taxes consists of (table in thousands):

	2007	2006	2005
Federal:
Current	$324,812	$335,193	$511,173
Deferred	(53,312)	(115,835)	(10,947)

	271,500	219,358	500,226

State:
Current	21,475	3,982	31,670
Deferred	(1,556)	(2,176)	3,549

	19,919	1,806	35,219

Foreign:
Current	100,556	(44,545)	(20,592)
Deferred	(13,529)	(13,955)	4,225

	87,027	(58,500)	(16,367)

Total provision for income taxes	$378,446	$162,664	$519,078

        The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In October 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate approximately $3.0 billion in foreign earnings; such repatriation resulted in a current tax provision of $180.2 million.

        In 2007, 2006 and 2005, we were able to utilize $62.3 million, $31.1 million and $125.9 million, respectively, of net operating loss carryforwards and tax credits to reduce the current portion of our tax provision.

        The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	1.2	0.4	1.8
Resolution of income tax audits and expiration of statutes of limitation	(1.2)	(12.4)	(9.9)
Tax rate differential for international jurisdictions and other international related tax items	(14.5)	(13.9)	(8.3)
U.S. tax credits	(2.0)	(1.3)	(1.5)
Changes in valuation allowance	(1.5)	0.5	0.4
Permanent items	1.7	3.5	2.8
Tax cost of repatriation under the AJCA	—	—	10.9
Other	(0.3)	(0.1)	0.2

	18.4%	11.7%	31.4%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The components of the current and noncurrent deferred tax assets are as follows (table in thousands):

	December 31, 2007		December 31, 2006
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$60,819	$—	$69,313	$—
Inventory	47,624	—	54,948	—
Accrued expenses	193,319	—	177,246	—
Deferred revenue	173,782	—	116,639	—

Total current	475,544	—	418,146	—
Noncurrent:
Property, plant and equipment, net	—	(34,489)	—	(22,477)
Intangible and other assets, net	—	(383,607)	—	(381,008)
Equity	—	(42,052)	368,645	—
Deferred revenue	59,265	—	21,362	—
Other noncurrent liabilities	—	(57,273)	—	(54,595)
Credit carryforwards	18,911	—	20,086	—
Net operating loss carryforwards	159,169	—	173,422	—
Other comprehensive loss	19,920	—	34,542	—

Total noncurrent	257,265	(517,421)	618,057	(458,080)

Gross deferred tax assets and liabilities	732,809	(517,421)	1,036,203	(458,080)
Valuation allowance	(28,019)	—	(55,531)	—

Total deferred tax assets and liabilities	$704,790	$(517,421)	$980,672	$(458,080)

        We have federal and foreign net operating loss carryforwards of $315.8 million and $95.5 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. tax purposes and similar provisions under other countries' tax laws. Certain of these net operating losses will begin to expire in 2012, while others have an unlimited carryforward period.

        The valuation allowance decreased from $55.5 million at December 31, 2006 to $28.0 million at December 31, 2007. The decrease was primarily attributable to the reversal in the valuation allowance from the utilization of capital loss carryforwards toward the capital gain on the sale of VMware stock to Cisco. The valuation allowance at December 31, 2007 relates to foreign subsidiaries' deferred tax assets and domestic tax credit carryforwards.

        Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $2.7 billion and $1.9 billion at December 31, 2007 and 2006, respectively, and consisted of undistributed earnings permanently invested in these entities. The change in the basis difference between 2006 and 2007 was mainly attributable to income earned in the current year. If these earnings were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2007, 2006 and 2005 was $1.2 billion, $835.9 million and $781.4 million, respectively.

        EMC adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"), at the beginning of fiscal year 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

result of implementing FIN No. 48, we recognized a cumulative effect adjustment of $6.5 million to increase the January 1, 2007 retained earnings balance and decrease our accrued tax liabilities. Prior to the adoption of FIN No. 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. With the adoption of FIN No. 48, we reclassified $219.3 million of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities was not anticipated within one year of the balance sheet date.

        The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the year ended December 31, 2007:

Balance as of January 1, 2007	$175.1
Tax positions related to current year:
Additions	54.2
Reductions	—
Tax positions related to prior years:
Additions	8.8
Reductions	(10.0)
Settlements	(4.4)
Lapses in statutes of limitations	(17.0)

Balance as of December 31, 2007	$206.7

        As of January 1, 2007, we had $175.1 million of remaining unrecognized tax benefits. If recognized, $143.9 million would have been recognized as a reduction of income tax expense impacting the effective income tax rate. The remainder would have been an adjustment to goodwill of $17.9 million and to stockholders' equity of $13.3 million.

        As of December 31, 2007, we had $206.7 million of unrecognized tax benefits. If recognized, $156.4 million would be recognized as a reduction of income tax expense impacting the effective income tax rate. The remainder would be an adjustment to goodwill of $31.3 million and to stockholders' equity of $19.0 million.

        We have substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 commenced in the second half of 2007. We have income tax audits in process in numerous state, local and international jurisdictions in which we operate. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2001. Based on the outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions.

        We recognize interest expense and penalties related to income tax matters in income tax expense. For 2007, $3.4 million in interest expense was recognized. There were no penalties recorded. In addition to the unrecognized tax benefits noted above, the amounts of accrued interest at January 1, 2007 and December 31, 2007 were $32.0 million and $35.1 million, respectively.

M.   Retirement Plans and Retiree Medical Benefits

  401(k) Plan

        We have established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contributions amounted to $52.8 million in 2007.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee's maximum investment allocation in the EMC stock fund to 30% of their total contribution. Our matching contribution mirrors the investment allocation of the employee's contribution.

  Defined Benefit Pension Plan

        We have noncontributory defined benefit pension plans which were assumed as part of the Data General acquisition, which cover substantially all former Data General employees located in the U.S. and Canada. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees. All of these plans were frozen in 1999 resulting in employees no longer accruing pension benefits for future services. One of our foreign subsidiaries in Japan also has a defined benefit pension plan.

        Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. The measurement date for the plans is December 31.

        Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2007, the Data General U.S. pension plan held $0.5 million of our common stock.

        The Data General U.S. pension plan and Canada pension plan (the "Pension Plans") are summarized in the following tables. The pension plans associated with the Data General and EMC's foreign subsidiary in Japan are not presented below because they do not have a material impact on our consolidated financial position or results of operations.

        The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31, 2007	December 31, 2006
Benefit obligation, at beginning of year	$359,038	$362,427
Interest cost	20,857	20,143
Foreign exchange (loss) gain	271	33
Benefits paid	(11,545)	(10,644)
Settlement payments	(2)	(25)
Actuarial (gain)	(28,784)	(12,896)

Benefit obligation, at end of year	$339,835	$359,038

        The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31, 2007	December 31, 2006
Fair value of plan assets, at beginning of year	$405,690	$366,383
Actual return on plan assets	27,074	49,954
Foreign exchange gain	144	22
Benefits paid	(11,545)	(10,644)
Settlement payments	(2)	(25)

Fair value of plan assets, at end of year	$421,361	$405,690

        We did not make any contributions to the Pension Plans in 2007 or 2006; however, we do expect to make a contribution of $0.8 million to the Pension Plans in 2008. The net funded status of the Pension Plans at December 31, 2007 and 2006 was $81.5 million and $46.7 million, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Amounts recognized in the balance sheet as assets and liabilities consist of the following (table in thousands):

	December 31, 2007	December 31, 2006
Prepaid benefit cost	$82,453	$47,375
Accrued benefit liability	(927)	(723)

Net amount recognized at year end	$81,526	$46,652

        Upon adoption of FAS No. 158 in 2006, we reclassified the accumulated actuarial loss and prior service credit associated with the plan to accumulated other comprehensive loss. The reclassification consisted of the following items (table in thousands):

December 31, 2006
Accumulated actuarial loss	$100,535
Taxes	(37,701)

Net amount reclassified	$62,834

        There was no other activity within accumulated other comprehensive loss during 2006 associated with the Pension Plans. In 2007, $4.9 million of the accumulated actuarial loss and prior services cost associated with the plan were reclassified from accumulated comprehensive loss to a component of net pension benefit cost. Additionally, the Plans had gains that arose during the time period of $23.0 million that further reduced the accumulated other comprehensive loss. We expect that $2.7 million of the total balance included in accumulated other comprehensive loss at December 31, 2007 will be recognized as a component of net periodic benefit credit in 2008. We do not expect to receive any refunds from the Pension Plans in 2008.

        The components of net periodic benefit credit of the Pension Plans are as follows (table in thousands):

	2007	2006	2005
Interest cost	$20,857	$20,143	$19,033
Expected return on plan assets	(32,928)	(29,738)	(28,240)
Amortization of transition asset	—	—	(611)
Recognized actuarial loss	4,861	8,207	6,412

Net periodic benefit credit	$(7,210)	$(1,388)	$(3,406)

        The weighted-average assumptions used in the Pension Plans to determine benefit obligations at December 31 are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Discount rate	6.6%	5.9%	5.7%
Rate of compensation increase	N/A	N/A	N/A

        The weighted-average assumptions used in the Pension Plans to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Discount rate	5.90%	5.7%	5.7%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on the target asset allocation to develop the expected long-term rate of return on assets. The weighted average asset allocations are as follows:

	December 31, 2007	December 31, 2006
Equity securities	70%	71%
Debt securities	30	26
Cash	0	3

Total	100%	100%

        The target allocation of the assets in the Pension Plans at December 31, 2007 consisted of equity securities of 70% and debt securities of 30%.

        Our Pension Plan assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

        The benefit payments are expected to be paid in the following years (table in thousands):

2008	$13,473
2009	16,398
2010	15,568
2011	16,984
2012	18,521
Years 2013 – 2017	117,639

  Post Retirement Medical and Life Insurance Plan

        Our post retirement benefit plan, which was assumed in connection with the acquisition of Data General, provides certain medical and life insurance benefits for retired former Data General employees. With the exception of certain participants who retired prior to 1986, the medical benefit plan requires monthly contributions by retired participants in an amount equal to insured equivalent costs less a fixed EMC contribution which is dependent on the participant's length of service and Medicare eligibility. Benefits are continued to dependents of eligible retiree participants for 39 weeks after the death of the retiree. In December 2007, we settled the liability associated with the retiree life insurance plan by transferring the liability to a third-party. The impact of this settlement on our results of operations was not material. The measurement date for the plan is December 31.

        The components of the change in benefit obligation are as follows (table in thousands):

	December 31, 2007	December 31, 2006
Benefit obligation, at beginning of year	$5,733	$7,437
Interest cost	285	339
Settlements	(1,544)	—
Amendments	(145)	—
Benefits paid	(934)	(694)
Recognized actuarial gain	(98)	(1,349)

Benefit obligation, at end of year	$3,297	$5,733

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows (table in thousands):

	December 31, 2007	December 31, 2006
Fair value of plan assets, at beginning of year	$466	$408
Actual return on plan assets	33	58
Employer contributions	2,478	694
Settlements	(1,544)	—
Benefits paid	(934)	(694)

Fair value of plan assets, at end of year	$499	$466

        We expect to contribute $0.7 million to the plan in 2008.

        The net funded status of the plan which is recognized in the balance sheet as an accrued benefit liability in connection with the plan at December 31, 2007 and 2006, respectively, were net liabilities of $2.8 million and $5.3 million, respectively. At December 31, 2007 and 2006, we recognized $2.8 million and $5.3 million, respectively in the balance sheet as an accrued benefit liability in connection with the plan.

        Upon adoption of FAS No. 158 in 2006, we reclassified the accumulated actuarial loss and prior service credit associated with the plan to accumulated other comprehensive loss. The reclassification consisted of the following items (table in thousands):

December 31, 2006
Accumulated actuarial loss	$(438)
Prior service credit	947
Taxes	191

Net amount reclassified	$318

        There was no other activity within accumulated other comprehensive loss during 2006 associated with the plan. In 2007, $0.1 million of the accumulated actuarial loss due to the settlement of the liability associated with the retiree life insurance plan and $0.1 million of prior services credits associated with the plan were reclassified from accumulated comprehensive loss to a component of net pension benefit cost. Additionally, the plan had gains of $0.1 million and created an additional prior service credit of $0.1 million that further improved the accumulated other comprehensive loss. We expect that $0.1 million of the total balance included in accumulated other comprehensive loss at December 31, 2007 will be recognized as a component of net periodic benefit cost in 2008. We do not expect to receive any refunds from the plan in 2008.

        The components of net periodic benefit cost are as follows (table in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Interest cost	$285	$339	$390
Expected return on plan assets	(38)	(34)	(32)
Amortization of prior service credit	(113)	(101)	(101)
Recognized actuarial loss	—	19	177
Settlement loss	110	—	—

Net periodic benefit cost	$244	$223	$434

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The weighted-average assumptions used in the plan to determine benefit obligations at December 31 are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Discount rate	6.6%	5.9%	5.7%
Rate of compensation increase	N/A	N/A	N/A

        The weighted-average assumptions used in the plan to determine net benefit cost for the years ended December 31 are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Discount rate	5.9%	5.7%	5.7%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

        The assumed health care cost trend rate for the plan is as follows:

	December 31, 2007	December 31, 2006
Health care cost trend rate assumed for next year	9.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2013

        The effects of a one percent change in the assumed health care cost trend rates are as follows (table in thousands):

	1% increase	1% decrease
Effect on total service and interest cost components for 2007	$4	$(4)
Effect on year-end post retirement obligation	73	(74)

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

        The actual asset allocations are as follows:

	December 31, 2007	December 31, 2006
Equity securities	70%	71%
Debt securities	30	26
Cash	0	3

Total	100%	100%

        The target allocation of the assets in the plan as of December 31, 2007 was 70.0% equity securities and 30.0% debt securities.

        The plan assets are managed by outside investment managers. Our investment strategy with respect to the plan is to maximize returns while preserving principal.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The benefit payments are expected to be paid in the following years (table in thousands):

2008	$713
2009	613
2010	498
2011	426
2012	303
2013-2017	989

N.    Commitments and Contingencies

  Operating Lease Commitments

        We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in thousands):

	2007	2006	2005
Rent expense	$277,602	$234,341	$214,303
Sublease proceeds	(12,811)	(9,430)	(7,940)

Net rent expense	$264,791	$224,911	$206,363

        Our future lease commitments are as follows (table in thousands):

2008	$214,516
2009	188,220
2010	135,662
2011	92,306
2012	64,954
Thereafter	408,086

Total minimum lease payments	$1,103,744

        We sublet certain of our office facilities. Non-cancelable sublease proceeds are as follows (table in thousands):

2008	$10,740
2009	8,859
2010	5,644
2011	3,621
2012	1,098
Thereafter	—

Total sublease proceeds	$29,962

  Outstanding Purchase Orders

        At December 31, 2007 we had outstanding purchase orders aggregating approximately $1.5 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Line of Credit

        We have available for use a credit line of $50.0 million in the United States. As of December 31, 2007, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank's base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2007, we were in compliance with the covenants.

  Guarantees and Indemnification Obligations

        EMC's subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $65.3 million as of December 31, 2007. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

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

        Based upon our historical experience and information known as of December 31, 2007, we believe our liability on the above guarantees and indemnities at December 31, 2007 is immaterial.

  Litigation

        We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

O.    Stockholders' Equity

  Net Income Per Share

        The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	2007	2006	2005
Numerator:
Net income, as reported – basic	$1,665,668	$1,227,601	$1,133,165
Adjustment for interest expense on Documentum Notes, net of taxes	—	643	2,572
Incremental dilution from VMware	(4,756)	—	—

Net income – diluted	$1,660,912	$1,228,244	$1,135,737

Denominator:
Basic weighted average common shares outstanding	2,079,542	2,248,431	2,382,977
Weighted common stock equivalents	54,651	35,609	40,549
Assumed conversion of the Notes and Sold Warrants	23,680	—	—
Assumed conversion of Documentum Notes	—	2,264	9,056

Diluted weighted average shares outstanding	2,157,873	2,286,304	2,432,582

        Options to acquire 98.4 million, 213.1 million and 91.7 million shares of common stock as of December 31, 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. As of December 31, 2007, there were 20.6 million and 3.1 million shares potentially issuable under our Notes and Sold Warrants, respectively. The effect of the Documentum Notes on the calculation of diluted net income per weighted average share for the years ended December 31, 2006 and 2005 was calculated using the "if converted" method. See Note E for further information regarding the Notes, the Sold Warrants and the Documentum Notes. The incremental deduction from VMware represent the impact of VMware's dilutive securities on EMC's consolidated diluted net income per share and is calculated by multiplying the difference between VMware's basic and diluted earning per share by the number of VMware shares owned by EMC.

        In connection with our adoption of FAS No. 123R, the calculation of assumed proceeds used to determine our diluted weighted average shares outstanding under the treasury stock method in 2007 and 2006 was adjusted by tax windfalls and shortfalls associated with all of our outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.

  Share Repurchase Program

        On July 1, 2004, the Massachusetts Business Corporation Act (the "MBCA") became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of our former treasury shares were automatically converted to unissued shares on July 1, 2004 and have been accounted for as a reduction of common stock (at par value) and additional paid-in capital.

        We utilize both authorized and unissued shares including repurchased shares, to satisfy all shares issued under our equity plans. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. In 2007, we repurchased 89.4 million shares of our common stock. Of the 250.0 million shares authorized for repurchase through December 31, 2007 we have repurchased 199.2 million shares at a total cost of $2.7 billion, leaving a remaining balance of 50.8 million shares authorized for future repurchases. In 2006, the Board also authorized a one-time repurchase of up to 100.0 million shares in conjunction with our issuance of the Notes. Of this amount, 75.0 million shares were repurchased using $945.8 million of the net proceeds from the Notes.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	December 31, 2007	December 31, 2006
Foreign currency translation adjustments, net of tax benefits of $0 and $0	$20,781	$13,672
Unrealized losses on investments, net of tax benefits of $1,635 and $1,736	(2,570)	(18,928)
Unrealized gains on investments, net of taxes of $8,929 and $4,096	13,486	8,906
Unrealized gain on derivatives, net of taxes of $19 and $6	169	62
Recognition of actuarial net loss from pension and other postretirement plans and impact of adoption of FAS No. 158, net of tax benefits of $10,500 and $36,909	(40,315)	(58,275)

	$(8,449)	$(54,563)

        Reclassification adjustments between other comprehensive income and the income statement consist of the following (table in thousands):

	Year Ended December 31,
	2007	2006	2005
Realized losses on investments, net of tax benefit of $(3,823), $(10,338) and $(21,671)	$(6,323)	$(17,469)	$(37,260)
Realized gains (losses) on derivatives, net of taxes (benefit) of $(1,045), $(611) and $2,788	(9,403)	(5,496)	25,091

  EMC Preferred Stock

        Our series preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

P.     Stock-Based Compensation

EMC Equity Plans

        The EMC Corporation 2003 Stock Plan (the "2003 Plan") provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum three-year vesting requirement. The 2003 Plan allows us to grant up to 300.0 million shares of common stock. Beginning in May 2007, we implemented fungible share counting by counting restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.

        In addition to the 2003 Plan, we have four other stock option plans (the "1985 Plan," the "1993 Plan," the "2001 Plan" and the 1992 "Directors Plan"). In May 2007, these four plans were consolidated into the 2003 Plan such that all future grants will be granted under the 2003 Plan and shares that are not issued as a result of cancellations, expirations or forfeitures, will become available for grant under the 2003 Plan. Previously, under the terms of the 1993 Plan and the 2001 Plan, the exercise price of incentive stock options issued had to be equal to at least the fair market value of our common stock on the date of grant. In the event that non-qualified stock options were granted under the 1985 Plan, the exercise price could have been less than the fair market value at the time of grant, but in the case of employees not subject to Section 16 of the Securities Exchange Act of 1934,

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not less than par value (which is $0.01 per share), and in the case of employees subject to Section 16, not less than 50% of the fair market value on the date of grant. In the event that non-qualified stock options were granted under the 1993 Plan or the 2001 Plan, the exercise price could have been less than the fair market value at the time of grant but not less than par value. Previously under the Directors Plan, the exercise price for each option granted was determined at the time the option was granted, but could not be less than 50% of the fair market value of common stock on the date of grant.

        A total of 862.4 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2007, there were an aggregate of 138.1 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.

        We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC Employee Stock Purchase Plan

        Under our 1989 Employee Stock Purchase Plan (the "1989 Plan"), eligible employees may purchase shares of common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. A total of 123.0 million shares of common stock have been reserved for issuance under the 1989 Plan. In 2007, 2006 and 2005, 9.3 million shares, 11.5 million shares and 8.7 million shares, respectively, were purchased under the 1989 Plan at a weighted average purchase price per share of $12.95, $9.32 and $11.61, respectively. Total cash proceeds from the purchase of shares under the 1989 Plan in 2007, 2006 and 2005 were $120.8 million, $107.6 million and $100.9 million, respectively.

EMC Stock Options

        The following tables summarize our option activity under all equity plans in 2007, 2006 and 2005 (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2005	275,341	$18.02
Options granted relating to business acquisitions	7,985	5.15
Granted	51,442	14.34
Forfeited	(8,443)	14.18
Expired	(4,997)	38.28
Exercised	(25,078)	6.74

Outstanding, December 31, 2005	296,250	17.78
Options granted relating to business acquisitions	16,393	5.70
Granted	32,423	10.98
Forfeited	(11,162)	12.57
Expired	(7,480)	29.06
Exercised	(23,240)	6.48

Outstanding, December 31, 2006	303,184	17.19
Options granted relating to business acquisitions	921	3.39
Granted	28,777	19.15
Forfeited	(9,640)	12.01
Expired	(4,321)	38.28
Exercised	(68,540)	9.66
Exchanged to VMware awards	(11,009)	12.19

Outstanding, December 31, 2007	239,372	$19.60

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The total pre-tax intrinsic values of options exercised in 2007, 2006 and 2005 were $587.4 million, $151.6 million and $174.0 million, respectively. Cash proceeds from the exercise of stock options were $661.6 million, $150.2 million and $162.4 million in 2007, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options in 2007, 2006 and 2005 were $160.7 million, $47.5 million and $52.3 million, respectively.

        Summarized information about stock options outstanding that are expected to vest and stock options exercisable at December 31, 2007 is as follows (options and intrinsic values in thousands):

Options Outstanding and Expected to Vest					Options Exercisable
Range of Exercise Price	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$0.01-$5.00	5,054	4.51	$2.87	$79,146	3,482	3.70	$2.84	$54,632
$5.01-$10.00	35,822	6.21	7.60	391,534	22,518	5.00	6.54	269,990
$10.01-$15.00	110,282	6.04	13.07	602,140	69,344	5.31	12.73	402,195
$15.01-$20.00	29,013	8.24	18.56	11,500	7,273	3.35	17.19	8,746
$20.01-$30.00	3,012	5.95	25.74	—	1,416	1.56	26.18	—
$30.01-$50.00	22,361	2.72	35.08	—	22,361	2.72	35.08	—
$50.01-$70.00	5,013	2.22	60.12	—	5,013	2.22	60.12	—
$70.01-$90.00	12,384	2.70	83.29	—	12,384	2.70	83.29	—

	222,941	5.71	20.01	$1,084,320	143,791	4.35	23.09	$735,563

Expected forfeitures	16,431

Total options outstanding	239,372

        The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on our closing stock price of $18.53 as of December 31, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.

EMC Restricted Stock and Restricted Stock Units

        The following tables summarize our restricted stock and restricted stock unit activity in 2007, 2006 and 2005 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2005	6,903	$12.76
Granted	20,191	14.06
Vested	(1,492)	12.78
Forfeited	(311)	13.21

Outstanding, December 31, 2005	25,291	13.79
Granted	8,392	11.40
Vested	(4,538)	13.24
Forfeited	(1,244)	9.36

Outstanding, December 31, 2006	27,901	13.05
Granted	9,358	19.05
Vested	(7,158)	13.17
Forfeited	(1,237)	13.16
Exchanged to VMware awards	(4,697)	13.14

Restricted stock and restricted stock units at December 31, 2007	24,167	$15.30

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The total fair values of restricted stock and restricted stock units that vested in 2007, 2006 and 2005 were $105.2 million, $57.5 million and $19.6 million, respectively.

        Our restricted stock awards are valued based on our stock price on the grant date. Our restricted stock awards have various vesting terms from the date of grant, including pro rata vesting over three or four years, cliff vesting at the end of three or five years with acceleration for achieving specified performance criteria, cliff vesting on various dates contingent on achieving specified performance criteria and vesting contingent solely on achieving specified performance criteria. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.

        As of December 31, 2007, 24.2 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $447.8 million. These shares and units are scheduled to vest through 2011. Of the total shares of restricted stock and restricted stock units outstanding, 16.9 million shares and units will vest upon fulfilling service conditions, of which vesting for 11.9 million shares and units will accelerate upon achieving performance conditions. The remaining 7.3 million shares and units will vest only if certain performance conditions are achieved.

VMware Equity Plans

        In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the "2007 Plan"). Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan is 80 million. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted in 2007 pursuant to the 2007 VMware Equity and Incentive Plan expire six years from the date of grant. The exercise of stock options and the vesting of restricted stock grants of VMware will give rise to additional SAB 51 gains or losses and will also increase the Minority Interest in VMware.

VMware Exchange Offer

        In connection with the IPO, VMware and EMC conducted an exchange offer (the "Exchange Offer") enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock and to exchange restricted stock awards of EMC's common stock for restricted stock awards of VMware's Class A common stock based on a formulaic exchange ratio which was determined by dividing the two-day volume weighted average price of EMC's common stock for the last two full days of the Exchange Offer by the IPO price of VMware Class A common stock. The Exchange Offer expired on August 13, 2007, the date of the pricing of the IPO. The Exchange Offer was structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for EMC options was determined by multiplying the number of tendered EMC options by the exchange ratio. The exercise price of the VMware options received in exchange was the exercise price of the tendered EMC options divided by the exchange ratio. The VMware options received in the exchange retained their original term of ten years from the date of grant. The number of shares of VMware restricted stock received in exchange for EMC restricted stock was determined by multiplying the number of tendered EMC restricted shares by the exchange ratio. VMware employees that did not elect to exchange their EMC options and EMC restricted stock for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, will continue to have their existing grants governed under EMC's stock plans.

        Approximately 11.0 million EMC stock options (approximately 89% of the eligible awards) and approximately 4.7 million EMC restricted stock awards (approximately 81% of the eligible awards) were tendered for exchange in August 2007. At the initial public offering price of $29.00 per share and EMC's two-day volume-weighted average trading price prior to the consummation of the initial public offering of Class A common stock for the two days ended August 10, 2007 of $17.74 per share, the exchange ratio was 0.6116. There were approximately 6.7 million options to purchase VMware Class A common stock issued in the exchange with a weighted average exercise price of $19.94 and approximately 2.9 million shares of VMware restricted stock issued in the exchange. The total incremental stock-based compensation expense resulting from the exchange of equity instruments was not material.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Stock Purchase Plan

        In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for issuance under the plan. Under the plan, eligible VMware employees will be granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the 2007 Employee Stock Purchase Plan on August 13, 2007, the date on which VMware's Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission, and became exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31.

VMware Stock Options

        The following table summarizes activity since January 1, 2007 for VMware employees in VMware stock options (shares in thousands):

	Number of Shares	Wtd. Avg. Exercise Price
Outstanding, January 1, 2007	—	$—
Granted	39,271	27.88
Exchanged from EMC stock options	6,732	19.94
Forfeited	(539)	24.50
Expired	(5)	24.64
Exercised	(120)	23.00

Outstanding, December 31, 2007	45,339	$26.76

        In June 2007, options were granted to non-employee directors of VMware to purchase 120,000 shares of VMware's Class A common stock with an exercise price of $23.00. The options were exercisable immediately, subject to termination if not exercised within one year from the date of the grants, and vest one-third on each of the first three anniversaries of the grant. In July 2007, the 120,000 options to purchase shares of Class A common stock were exercised prior to vesting, resulting in the outstanding shares being subject to repurchase and hence restricted until such time as the underlying options vest. As of December 31, 2007, the $2.8 million in proceeds from the exercise of the options are classified as a liability on the consolidated balance sheet. The proceeds will be reclassified to equity as vesting occurs and the shares are no longer subject to repurchase.

        Total cash proceeds from the exercise of stock options for the year ended December 31, 2007 were $2.8 million. There was no pre-tax intrinsic value to the options exercised.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Summarized information about stock options outstanding that are expected to vest and stock options exercisable at December 31, 2007 is as follows (shares and intrinsic values in thousands):

Options Outstanding and Expected to Vest					Options Exercisable
Range of Exercise Price	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$0.01-$20.00	2,446	6.26	$12.80	$176,559	544	5.69	$10.34	$40,596
$20.01-$40.00	36,615	5.30	23.08	2,266,753	606	7.48	22.17	38,046
$40.01-$60.00	82	2.44	55.87	2,401	27	2.44	55.87	800
$60.01-$90.00	99	5.28	83.83	115	—	—	—	—
$90.01-$147.16	1,916	5.32	109.50	—	20	2.42	111.80	—

	41,158	5.35	26.71	$2,445,828	1,197	6.47	19.10	$79,442

Expected forfeitures	4,181

Total options outstanding	45,339

        The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on VMware's closing stock price of $84.99 as of December 31, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.

VMware Restricted Stock

        VMware restricted stock includes restricted stock awards, restricted stock units and other restricted stock. Other restricted stock includes options exercised by non-employee directors that were required to be exercised within one year of grant, but are subject to a three-year vesting provision. The exercise of those options prior to vesting results in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest.

        The following table summarizes restricted stock activity since January 1, 2007 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	—	$—
Granted	596	39.99
Exchanged from EMC restricted stock	2,872	21.48
Exercised stock options, subject to repurchase	120	23.00
Vested	(5)	20.24
Forfeited	(18)	20.19

Restricted stock at December 31, 2007	3,565	$24.64

        In July 2007, a grant of 85,000 restricted stock units was made to an executive of VMware. These restricted stock units vest in 2009 only if goals established by the Compensation and Corporate Governance Committee of VMware are met. As these goals had not been established as of December 31, 2007, these restricted stock units were not considered granted as of December 31, 2007 for accounting purposes. Therefore, they are not included as grants in the table shown above.

        The total fair value of restricted stock that vested in 2007 was $0.6 million. As of December 31, 2007, 3.6 million shares of VMware restricted stock were outstanding and unvested, with an aggregate intrinsic value of $300.1 million. These shares are scheduled to vest through 2011.

        The restricted stock awards are valued based on the VMware stock price on the award date. The restricted stock awards have various vesting terms, including pro rata vesting over three or four years and cliff vesting at the end of three or five years from the

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

date of grant with acceleration for achieving specified performance criteria. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.

Stock-Based Compensation Expense

        The following table summarizes the components of total stock-based compensation expense included in our consolidated income statement in 2007 and in 2006 (in thousands):

	Year Ended December 31, 2007
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$22,886	$9,543	$32,429
Cost of services	20,493	4,303	24,796
Research and development	69,649	38,393	108,042
Selling, general and administrative	126,246	75,891	202,137
Restructuring charges	897	1,731	2,628

Stock-based compensation expense before income taxes	240,171	129,861	370,032
Income tax benefit	53,292	34,378	87,670

Total stock-based compensation, net of tax	$186,879	$95,483	$282,362

	Year Ended December 31, 2006
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$35,005	$6,517	$41,522
Cost of services	21,598	3,168	24,766
Research and development	61,582	45,899	107,481
Selling, general and administrative	146,950	77,968	224,918
Restructuring charges	3,801	6,919	10,720

Stock-based compensation expense before income taxes	268,936	140,471	409,407
Income tax benefit	50,559	41,565	92,124

Total stock-based compensation, net of tax	$218,377	$98,906	$317,283

        Stock option expense includes $36.7 million and $30.4 million of expense associated with our employee stock purchase plans for 2007 and 2006, respectively. The restructuring charges represent FAS No. 123R expense associated with our 2007 and 2006 restructuring programs. See Note D for more information.

        In connection with the adoption of FAS No. 123R, we recorded a credit to the income statement to reflect the impact of a cumulative effect adjustment for the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units. The components of the adjustment were as follows (in thousands):

Year Ended December 31, 2006
Estimated forfeitures on previously recognized restricted stock expense	$(354)
Income taxes	107

Cumulative effect of a change in accounting principle, net of tax	$(247)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The table below presents the net change in amounts capitalized or accrued in 2007 and 2006 for the following items (in thousands):

	Increased (decreased) during the year ended December 31, 2007	Increased (decreased) during the year ended December 31, 2006
Inventory	$892	$2,630
Other assets (capitalized software development costs)	(3,574)	14,320
Accrued expenses (accrued warranty expenses)	(4,423)	(23,935)

        As of December 31, 2007, the total unrecognized after-tax compensation cost for stock options, restricted stock, restricted stock units and options under our employee stock purchase plan was $760.4 million. This non-cash expense will be recognized through 2012 with a weighted average remaining period of 1.5 years.

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

        Prior to the adoption of FAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS No. 123R requires the cash flows resulting from excess tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $91.8 million and $20.0 million excess tax benefit classified as a financing cash inflow in 2007 and 2006, respectively, would have been classified as an operating cash inflow had we not adopted FAS No. 123R.

        For the periods prior to 2006, we elected to apply APB No. 25 and related interpretations in accounting for our stock-based compensation plans. The following is a reconciliation of net income per weighted average share had we followed the fair value recognition provisions of FAS No. 123 in 2005 (table in thousands, except per share amounts):

2005
Net income	$1,133,165
Add back: Stock compensation costs, net of tax, on stock-based awards	52,131
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(371,681)

Incremental stock compensation expense per FAS No. 123, net of taxes	(319,550)

Adjusted net income	$813,615

Net income per weighted average share, basic – as reported	$0.48

Net income per weighted average share, diluted – as reported	$0.47

Adjusted net income per weighted average share, basic	$0.34

Adjusted net income per weighted average share, diluted	$0.34

        Under the 2003 Plan, certain awards granted to an employee who meets the age and/or length of service requirements for "retirement" set forth in the plan generally will continue to vest after such employee's retirement without additional service, subject to the terms and conditions of the grant document. In connection with the above reconciliation of net income assuming adoption of FAS No. 123, our policy with respect to these awards has been to recognize compensation cost over the stipulated vesting period, which is typically five years. If the employee retires before the end of the vesting period, any remaining unrecognized compensation cost would be recognized at the date of retirement. The SEC has determined that companies that follow this approach should continue to do so for all applicable equity-based awards issued prior to the effective date of FAS No. 123R. These awards should also continue to be accounted for in this manner subsequent to the effective date of FAS No. 123R. The cost of applicable equity-based awards issued subsequent to the effective date of FAS No. 123R, however, should be recognized through the retirement eligibility date. Had we recognized compensation expense over this shorter service period in

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2005, the increase in stock compensation costs, net of taxes, in addition to the amounts in the aforementioned table, would have been $57.0 million.

Fair Value of EMC Options

        The fair value of each option granted during 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
EMC Stock Options
	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	33.8%	35.2%	40.3%
Risk-free interest rate	3.6%	4.8%	4.0%
Expected life (in years)	4.2	4.0	4.0
Weighted-average fair value at grant date	$6.29	$3.80	$5.29

	For the Year Ended December 31,
EMC Employee Stock Purchase Plan
	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	25.5%	27.6%	42.4%
Risk-free interest rate	5.0%	4.8%	2.9%
Expected life (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$3.53	$2.89	$3.97

        Expected volatilities are based on our historical and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

Fair Value of VMware Options

        The fair value of each option to acquire VMware Class A common stock granted during the year ended December 31, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	VMware Stock Options	VMware Employee Stock Purchase Plan
Dividend yield	None	None
Expected volatility	39.2%	34.8%
Risk-free interest rate	4.9%	4.8%
Expected life (in years)	3.4	0.4
Weighted-average fair value at grant date	$27.88	$6.99

        Volatility was based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock options grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Q.    Related Party Transactions

        In 2007, 2006 and 2005, we leased certain real estate from a company owned by a member of our Board of Directors and such Director's siblings, for which payments aggregated approximately $3.7 million, $3.8 million and $3.8 million, respectively. Such leases were initially assumed by us as a result of our acquisition of Data General in 1999, and one lease was renewed for a ten-year term in 2003.

        In 2007, our subsidiary, VMware, entered into an agreement with a company for the licensing, implementation and maintenance of such company's software. The approximate value of the agreement is $740,000, of which approximately $342,000 was invoiced in 2007. Also in 2007, EMC paid this company approximately $10,000 for renewal of software maintenance and licenses and received approximately $3,000 for software maintenance services. In 2006, we purchased hardware, software and services from a company for approximately $152,000. A member of our Board of Directors is managing partner and general partner in a limited partnership which is currently a stockholder of both such companies.

        In 2005, we purchased upgrades and licenses to software products from a company for which payments aggregated approximately $3.5 million. A member of our Board of Directors is managing partner and general partner in a limited partnership which was a stockholder of such company at the time of such purchase.

        In February 2006, we acquired all of the outstanding shares of Authentica, Inc. A member of our Board of Directors is a general partner in a limited partnership that was a stockholder of Authentica. Of the total cash paid to Authentica's stockholders of approximately $16 million, proceeds to the limited partnership as a result of this acquisition were approximately $2.7 million. Such director did not participate in any Board or committee approval of this acquisition, and EMC believes that the terms of the transaction were negotiated at arms' length.

        In September 2006, we acquired all of the outstanding shares of Network Intelligence. A member of our Board of Directors is a managing partner and general partner in a limited partnership that was a stockholder in Network Intelligence. Of the total cash paid to Network Intelligence's stockholders of approximately $170 million, proceeds to the limited partnership as a result of the acquisition were approximately $24.4 million. Such director did not participate in any Board or committee approval of this acquisition, and EMC believes that the terms of the transaction were negotiated at arms' length.

        In accordance with its written policy and procedures relating to related person transactions, EMC's Audit Committee has approved each of the above transactions occurring since the policy's adoption.

        EMC is a large global organization which engages in thousands of purchase, sales and other transactions annually. We enter into purchase and sales transactions with other publicly- and privately-held companies, universities, hospitals and not-for-profit organizations with which members of our Board of Directors or executive officers are affiliated. We enter into these arrangements in the ordinary course of our business.

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

R.    Risks and Uncertainties

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

retain highly qualified employees; fluctuating currency exchange rates; risks associated with litigation; and other one-time events and other important factors disclosed previously and from time to time in our filings with the SEC.

S.    Segment Information

        Following the completion of VMware's initial public offering, management has organized the Company around our two primary businesses: EMC Information Infrastructure and VMware Virtual Infrastructure. The EMC Information Infrastructure business operates in three segments: Information Storage, Content Management and Archiving, and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense, acquisition-related intangible asset amortization expense and the effects of capitalizing and amortizing the costs of computer software development. Additionally, in certain instances, in-process research and development charges, restructuring charges and infrequently occurring gains or losses are also excluded from assessing segment performance. As a result of preparing separate financial statements for VMware's initial public offering, there have been some adjustments to VMware's standalone consolidated financial statements that have been recorded in different periods by both EMC and VMware. These differences were not considered material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC's consolidated financial statements. Research and development expenses, selling, general and administrative expenses and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

        Prior to the initial public offering, we operated within the same segments; however, our management made financial decisions and allocated resources based on our revenues and gross profits achieved at the segment level. As a result of the initial public offering, our VMware Virtual Infrastructure segment is now run independently and income before taxes and minority interest is now the segment operating performance measure for this segment. We have revised the presentation of our segments for prior periods to conform to the current presentation.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Our segment information for the years ended 2007, 2006 and 2005 are as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
					VMware Virtual Infrastructure within EMC
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure		Corp. Reconciling Items	Consolidated
2007:
Revenues:
Systems revenues	$5,737,631	$5,418	$17,087	$5,760,136	$—	$—	$5,760,136
Software revenues	2,075,757	332,070	340,817	2,748,644	903,196	—	3,651,840
Services revenues	2,797,492	435,750	167,371	3,400,613	417,616	—	3,818,229

Total revenues	10,610,880	773,238	525,275	11,909,393	1,320,812	—	13,230,205
Cost of sales	5,112,688	250,311	142,404	5,505,403	154,142	359,332	6,018,877

Gross profit	$5,498,192	$522,927	$382,871	6,403,990	1,166,670	(359,332)	7,211,328

Gross profit percentage	51.8%	67.6%	72.9%	53.8%	88.3%		54.5%
Research and development				1,339,684	302,944	(115,700)	1,526,928
Selling, general, and administrative				3,093,715	543,345	275,628	3,912,688
In-process research and development				800	—	350	1,150
Restructuring (credits) charges				(3,241)	—	34,551	31,310

Total costs and expenses				4,430,958	846,289	194,829	5,472,076

Operating income				1,973,032	320,381	(554,161)	1,739,252
Other income, net				178,201	4,786	137,330	320,317

Income before taxes and minority interest				$2,151,233	$325,167	$(416,831)	$2,059,569

	EMC Information Infrastructure
					VMware Virtual Infrastructure within EMC
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure		Corp. Reconciling Items	Consolidated
2006:
Revenues:
Systems revenues	$5,124,780	$8,621	$7,225	$5,140,626	$—	$—	$5,140,626
Software revenues	2,015,257	323,593	103,919	2,442,769	494,647	—	2,937,416
Services revenues	2,468,540	353,577	40,542	2,862,659	214,389	—	3,077,048

Total revenues	9,608,577	685,791	151,686	10,446,054	709,036	—	11,155,090
Cost of sales	4,591,635	215,397	37,671	4,844,703	80,827	316,361	5,241,891

Gross profit	$5,016,942	$470,394	$114,015	5,601,351	628,209	(316,361)	5,913,199

Gross profit percentage	52.2%	68.6%	75.2%	53.6%	88.6%		53.0%
Research and development				1,176,759	149,713	(72,279)	1,254,193
Selling, general, and administrative				2,703,945	278,320	271,009	3,253,274
In-process research and development				—	—	35,410	35,410
Restructuring (credits) charges				(3,973)	—	166,537	162,564

Total costs and expenses				3,876,731	428,033	400,677	4,705,441

Operating income				1,724,620	200,176	(717,038)	1,207,758
Other income, net				180,352	1,908	—	182,260

Income before taxes and minority interest				$1,904,972	$202,084	$(717,038)	$1,390,018

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
					VMware Virtual Infrastructure within EMC
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure		Corp. Reconciling Items	Consolidated
2005:
Revenues:
Systems revenues	$4,486,867	$—	$—	$4,486,867	$—	$—	$4,486,867
Software revenues	2,005,885	228,728	—	2,234,613	287,546	—	2,522,159
Services revenues	2,299,441	255,548	—	2,554,989	99,940	—	2,654,929

Total revenues	8,792,193	484,276	—	9,276,469	387,486	—	9,663,955
Cost of sales	4,086,733	144,953	—	4,231,686	37,306	202,144	4,471,136

Gross profit	$4,705,460	$339,323	$—	5,044,783	350,180	(202,144)	5,192,819

Gross profit percentage	53.5%	70.1%	NM	54.4%	90.4%		53.7%
Research and development				1,051,768	76,772	(123,711)	1,004,829
Selling, general, and administrative				2,391,122	141,756	73,099	2,605,977
In-process research and development				—	—	17,370	17,370
Restructuring charges				968	—	83,253	84,221

Total costs and expenses				3,443,858	218,528	50,011	3,712,397

Operating income				1,600,925	131,652	(252,155)	1,480,422
Other income, net				170,076	1,745	—	171,821

Income before taxes and minority interest				$1,771,001	$133,397	$(252,155)	$1,652,243

        Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2007	2006	2005
United States	$7,343,042	$6,319,689	$5,468,644
Europe, Middle East and Africa	3,921,078	3,232,610	2,743,810
Asia Pacific	1,400,007	1,126,214	1,061,198
Latin America, Mexico and Canada	566,078	476,577	390,303

Total	$13,230,205	$11,155,090	$9,663,955

        No country other than the United States accounted for 10% or more of revenues in 2007, 2006 or 2005.

        Long-lived assets, excluding financial instruments and deferred tax assets in the United States, were $9,006.5 million at December 31, 2007 and $9,352.9 million at December 31, 2006. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $1,379.5 million at December 31, 2007 and $342.0 million at December 31, 2006. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets at December 31, 2007 or 2006.

        For 2007, 2006 and 2005, Dell, Inc. accounted for 14.3%, 14.5% and 11.6%, respectively, of our total revenues. Dell, Inc. also accounted for 10.2% of our accounts receivable at December 31, 2006.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

T.     Selected Quarterly Financial Data (unaudited)

        Quarterly financial data for 2007 and 2006 is as follows (tables in thousands, except per share amounts):

2007	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Revenues	$2,975,005	$3,124,672	$3,299,754	$3,830,774
Gross profit	1,569,940	1,700,813	1,821,644	2,118,931
Net income	312,607	334,407	492,920	525,734
Net income per share, diluted	$0.15	$0.16	$0.23	$0.24

2006	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Revenues	$2,550,687	$2,574,523	$2,815,306	$3,214,574
Gross profit	1,333,343	1,357,992	1,483,739	1,738,125
Net income	276,075	279,093	283,664	388,769
Net income per share, diluted	$0.12	$0.12	$0.13	$0.18

        Quarterly financial data for the fourth quarter of 2007 includes an after-tax restructuring charge which reduced net income by $31.3 million or $0.01 per diluted share.

        Quarterly financial data for the fourth quarter of 2006 includes an after-tax restructuring charge which reduced net income by $65.8 million or $0.03 per diluted share and an income tax charge to repatriate income abroad which reduced net income by $180.2 million or $0.08 per diluted share.

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

        Management's Annual Report on Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting on page 42 is incorporated herein by reference.

        Attestation Report of the Registered Public Accounting Firm.    The Report of Independent Registered Public Accounting Firm on page 43 is incorporated herein by reference.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

STOCK PRICE PERFORMANCE GRAPH

	2002	2003	2004	2005	2006	2007
EMC	$100.00	$210.42	$242.18	$221.82	$214.98	$301.79
S&P 500 Index	$100.00	$126.38	$137.75	$141.88	$161.20	$166.89
S&P 500 Information Technology Sector Index	$100.00	$146.55	$149.68	$150.25	$161.82	$186.96

Source: Returns were generated from Thomson ONE Banker

*
$100 invested on December 31, 2002 in EMC Common Stock, S&P 500 Index and S&P 500 Information Technology Sector Index, including reinvestment of dividends, if any.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2007. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        We have Business Conduct Guidelines that apply to all of our employees and non-employee directors. Our Business Conduct Guidelines (available on our website) satisfy the requirements set forth in Item 406 of Regulation S-K and apply to all relevant persons set forth therein. We intend to disclose on our website at www.emc.com amendments to, and, if applicable, waivers of, our Business Conduct Guidelines.

ITEM 11.    EXECUTIVE COMPENSATION

        Certain information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is set forth below and incorporated herein by reference to the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information regarding EMC's equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price per share of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	219,522,563	$20.50	158,788,612	(2)
Equity compensation plans not approved by security holders(3)	50,000	$21.83	—

Total:	219,572,563	$20.50	158,788,612

(1)
Does not include an aggregate of 19,799,428 shares of common stock to be issued (subject to vesting) upon the exercise of outstanding option grants, with a weighted-average exercise price of $9.60 per share, assumed by EMC in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

(2)
Includes 20,668,866 shares of common stock available for future issuance under our employee stock purchase plan.

(3)
In January 1999 and January 2002, EMC entered into Stock Option Agreements with its Secretary, pursuant to which EMC granted to such person non-qualified options to purchase 40,000 and 10,000 shares, respectively, of common stock. Such option grants did not receive shareholder approval. The options are exercisable in annual increments of 20% over a five-year period and will expire on the tenth anniversary of the respective dates of grant; provided, however, that if the option holder ceases to serve as an officer of EMC for any reason, the options will terminate on the date such service terminates with respect to any shares subject to the options, whether such shares are vested or unvested on such date. The exercise prices for the options are $23.39 and $15.60 per share, respectively. As of December 31, 2007, an aggregate of 50,000 shares of common stock were issuable (subject to vesting) upon the exercise of the options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the Proxy Statement and included in Note Q to the Consolidated Financial Statements.

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

    3.
    Exhibits

    See Index to Exhibits on page 106 of this report.

    The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

EMC CORPORATION
By:	/s/ JOSEPH M. TUCCI Joseph M. Tucci Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 29, 2008.

Signature	Title

/s/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID I. GOULDEN David I. Goulden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARK A. LINK Mark A. Link	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ MICHAEL W. BROWN Michael W. Brown	Director
/s/ MICHAEL J. CRONIN Michael J. Cronin	Director
/s/ GAIL DEEGAN Gail Deegan	Director
/s/ JOHN R. EGAN John R. Egan	Director
/s/ W. PAUL FITZGERALD W. Paul Fitzgerald	Director
/s/ OLLI-PEKKA KALLASVUO Olli-Pekka Kallasvuo	Director
/s/ EDMUND F. KELLY Edmund F. Kelly	Director
/s/ WINDLE B. PRIEM Windle B. Priem	Director
/s/ PAUL SAGAN Paul Sagan	Director
/s/ DAVID N. STROHM David N. Strohm	Director

Exhibit Index

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended. (filed herewith)
3.2	Amended and Restated Bylaws of EMC Corporation. (1)
4.1	Form of Stock Certificate. (filed herewith)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (2)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (3)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (2)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended. (2)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of December 19, 2007. (filed herewith)
10.6*	EMC Corporation Executive Deferred Compensation Retirement Plan, as amended. (4)
10.7*	EMC Corporation Executive Incentive Bonus Plan. (5)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (6)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement. (filed herewith)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan. (7)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement. (filed herewith)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement. (filed herewith)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement. (filed herewith)
10.14*	Form of Amended and Restated Indemnification Agreement. (filed herewith)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008. (filed herewith)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*
This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

(1)
Incorporated by reference to EMC Corporation's Current Report on Form 8-K filed February 4, 2008 (No. 1-9853).

(2)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(3)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(4)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed February 27, 2007 (No. 1-9853).

(5)
Incorporated by reference to EMC Corporation's Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(6)
Incorporated by reference to EMC Corporation's Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).

(7)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for Bad Debts		Allowance for Bad Debts Charged to Selling, General and Administrative Expenses
Description	Balance at Beginning of Period		Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2007 allowance for doubtful accounts	$41,509	$8,885	$—	$(14,505)	$35,889
Year ended December 31, 2006 allowance for doubtful accounts	39,926	10,290	—	(8,707)	41,509
Year ended December 31, 2005 allowance for doubtful accounts	41,701	9,750	—	(11,525)	39,926

        Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns		Allowance for Sales Returns Accounted for as a Reduction (Increase) in Revenue
Description	Balance at Beginning of Period		Charged to Other Accounts	Sales Returns	Balance at End of Period
Year ended December 31, 2007 allowance for sales returns	$39,378	$66,359	$—	$(56,520)	$49,217
Year ended December 31, 2006 allowance for sales returns	24,826	35,767	—	(21,215)	39,378
Year ended December 31, 2005 allowance for sales returns	38,471	9,225	—	(22,870)	24,826

Tax Valuation Allowance
		Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision
Description	Balance at Beginning of Period		Charged to Other Accounts*		Balance at End of Period
Year ended December 31, 2007 income tax valuation allowance	$55,531	$—	$4,427	$(31,939)	$28,019
Year ended December 31, 2006 income tax valuation allowance	63,817	6,289	(1,172)	(13,403)	55,531
Year ended December 31, 2005 income tax valuation allowance	61,976	7,443	(607)	(4,995)	63,817

*    Amount represents valuation allowances recognized in connection with business combinations.

S-1