Form 10-Q
period 2008-03-31
EMC CORP
filed 2008-05-09
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                                    Accelerated filer  ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2008 was 2,067,236,697.

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

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,978,446	$4,482,211
Short-term investments	635,056	1,644,703
Accounts and notes receivable, less allowance for doubtful accounts of $33,372 and $34,389	1,897,712	2,307,512
Inventories	953,085	877,243
Deferred income taxes	515,122	475,544
Other current assets	330,673	265,889

Total current assets	9,310,094	10,053,102
Long-term investments	2,246,942	1,825,572
Property, plant and equipment, net	2,141,922	2,159,396
Intangible assets, net	939,204	940,077
Other assets, net	803,190	775,001
Goodwill	6,774,690	6,531,506

Total assets	$22,216,042	$22,284,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$881,481	$840,886
Accrued expenses	1,540,050	1,696,309
Income taxes payable	82,110	146,104
Deferred revenue	1,818,956	1,724,909

Total current liabilities	4,322,597	4,408,208
Income taxes payable	259,117	246,951
Deferred revenue	1,153,674	1,053,394
Deferred income taxes	286,843	288,175
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	159,446	127,621

Total liabilities	9,631,677	9,574,349
Minority interest in VMware	209,959	188,988
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,067,237 and 2,102,187 shares	20,672	21,022
Additional paid-in capital	2,617,571	3,038,455
Retained earnings	9,739,127	9,470,289
Accumulated other comprehensive loss, net	(2,964)	(8,449)

Total stockholders’ equity	12,374,406	12,521,317

Total liabilities and stockholders’ equity	$22,216,042	$22,284,654

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Product sales	$2,340,430	$2,112,426
Services	1,129,629	862,579

	3,470,059	2,975,005
Costs and expenses:
Cost of product sales	1,074,583	1,038,478
Cost of services	486,081	366,587
Research and development	433,514	355,392
Selling, general and administrative	1,082,215	875,690
In-process research and development	79,204	—
Restructuring credits	(357)	(2,670)

Operating income	314,819	341,528
Investment income	77,140	52,139
Interest expense	(18,042)	(18,293)
Other (expense) income, net	(4,763)	4,840

Income before taxes and minority interest in VMware	369,154	380,214
Income tax provision	94,155	67,607

Income before minority interest in VMware	274,999	312,607
Minority interest in VMware, net of taxes	(6,161)	—

Net income	$268,838	$312,607

Net income per weighted average share, basic	$0.13	$0.15

Net income per weighted average share, diluted	$0.13	$0.15

Weighted average shares, basic	2,075,152	2,080,039

Weighted average shares, diluted	2,110,805	2,121,826

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Cash received from customers	$4,066,805	$3,298,580
Cash paid to suppliers and employees	(3,056,784)	(2,471,509)
Dividends and interest received	77,958	57,824
Interest paid	(2,865)	(3,201)
Income taxes paid	(166,822)	(73,011)

Net cash provided by operating activities	918,292	808,683

Cash flows from investing activities:
Additions to property, plant and equipment	(146,512)	(170,526)
Capitalized software development costs	(54,321)	(51,920)
Purchases of short and long-term available for sale securities	(608,819)	(1,891,806)
Sales and maturities of short and long-term available for sale securities	1,196,985	2,192,202
Acquisitions, net of cash acquired	(337,809)	(3,261)
Other	(3,030)	(860)

Net cash provided by investing activities	46,494	73,829

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	27,397	103,312
Issuance of VMware’s common stock from the exercise of stock options	23,669	—
Repurchase of EMC’s common stock	(557,244)	(488,662)
Excess tax benefits from stock-based compensation	28,511	12,812
Payment of short and long-term obligations	(3,782)	(620)
Proceeds from short and long-term obligations	1,114	2,229

Net cash used in financing activities	(480,335)	(370,929)

Effect of exchange rate changes on cash and cash equivalents	11,784	7,685

Net increase in cash and cash equivalents	496,235	519,268
Cash and cash equivalents at beginning of period	4,482,211	1,828,106

Cash and cash equivalents at end of period	$4,978,446	$2,347,374

Reconciliation of net income to net cash provided by operating activities:
Net income	$268,838	$312,607
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in VMware	6,161	—
Depreciation and amortization	254,619	212,848
Non-cash restructuring and in-process research and development	80,970	—
Stock-based compensation expense	119,087	83,347
Increase (decrease) in provision for doubtful accounts	3,975	(787)
Deferred income taxes, net	(26,656)	(457)
Excess tax benefits from stock-based compensation	(28,511)	(12,812)
Other	(4,887)	1,980
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	416,788	142,873
Inventories	(28,174)	18,302
Other assets	(78,881)	(11,068)
Accounts payable	27,501	45,685
Accrued expenses	(253,761)	(150,962)
Income taxes payable	(46,545)	(4,952)
Deferred revenue	175,983	181,489
Other liabilities	31,785	(9,410)

Net cash provided by operating activities	$918,292	$808,683

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$268,838	$312,607
Other comprehensive income, net of taxes (benefit):
Foreign currency translation adjustments	11,487	7,249
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes (benefit) of $1,061 and $(2,469)	(5,238)	2,560
Changes in market value of derivatives, net of tax benefits of $(19) and $(7)	(764)	(71)

Other comprehensive income, net of taxes (benefit)	5,485	9,738

Comprehensive income	$274,323	$322,345

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Company

EMC Corporation (“EMC”) develops, delivers and supports the Information Technology (“IT”) industry’s broadest range of information infrastructure technologies and solutions.

EMC’s Information Infrastructure business supports customers’ information lifecycle management (“ILM”) strategies and helps them build information infrastructures that store, protect, optimize and leverage their vast and growing quantities of information. EMC’s Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving, and RSA Information Security.

EMC’s VMware Virtual Infrastructure business, which is represented by a majority-owned equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization solutions that separate the operating system and application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability.

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries and VMware, a company majority-owned by EMC. All intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three month periods ended March 31, 2008 and 2007.

Net Income Per Share

Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock, our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”), and associated warrants (the “Sold Warrants”). Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 141R on our financial position and results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Board (“ARB”) No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 160 on our financial position and results of operations.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect FAS No. 161 to have a material impact on our financial position or results of operations.

2.  Acquisitions

In March 2008, we acquired all of the outstanding capital stock of Pi Corporation (“Pi”), a developer of software and online services to enable individuals to control how they find, access, share and protect their increasing volumes of digital information. This acquisition is a key element of our newly formed Cloud Infrastructure and Services Division, which is reported within our Information Storage segment. At the time of the acquisition, Pi was considered a development stage enterprise that resulted in the recognition of this purchase as an acquisition of assets rather than a business combination.

In March 2008, we acquired all of the outstanding capital stock of Document Sciences Corporation, a leading provider of document output management software that facilitates highly personalized, multi-channel communications to customers, partners and suppliers. The acquisition complements and extends our Content Management and Archiving segment’s position in the transactional content management marketplace.

In March 2008, we acquired all of the outstanding capital stock of Infra Corporation Pty Limited (“Infra”), a market-leading provider of IT service management software. Infra is reported within our Information Storage segment.

In January 2008, VMware acquired two businesses. One, a provider of virtualization technologies and services will allow VMware to leverage the acquired application and desktop virtualization services expertise to help VMware partners expand their virtualization services businesses. The other, a developer of application virtualization solutions will allow VMware to expand its growing virtualization capabilities.

The aggregate purchase price, net of cash acquired for these acquisitions, was $367.8 million and includes $30.0 million payable in 2010 associated with one of the acquisitions. Four of these acquisitions were accounted for as business combinations and Pi was accounted for as an asset acquisition. Based on our preliminary purchase price allocations, acquired amortizing intangibles totaling $62.1 million have been recorded with estimated useful lives of between one and ten years. The four business combinations resulted in total goodwill of $235.2 million. In addition, $79.2 million was allocated to in-process research and development (“IPR&D”). Two IPR&D projects related to the acquisition of Pi and one IPR&D project related to the acquisition of Infra were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of the acquired companies have been included in our consolidated results of operations from their respective closing dates. The following pro forma information gives effect to the four business combinations that were completed in the three months ended March 31, 2008 as if the acquisitions occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Revenue	$3,484,867	$2,989,813
Net income	$263,796	$295,042
Net income per weighted average share, basic	$0.13	$0.14
Net income per weighted average share, diluted	$0.12	$0.14

3.  Investments and Fair Value

Effective January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS No. 157 with respect to only financial assets and liabilities. FAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. In general, investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. At December 31, 2007, our available for sale, short and long-term investments were recognized at fair value which was determined based upon quoted market prices.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments are reflected in the income statement in investment income.

At December 31, 2007, we held $972.5 million of auction rate securities and classified these as short-term investments. We have liquidated a portion of these securities through March 31, 2008, reducing our holdings in auction rate securities to $273.9 million or 3.5% of our total cash, cash equivalents and investments of $7,860.4 million at March 31, 2008. As a result of the volatility in the credit markets, the occurrence of failures of auctions for our auction rate securities and the related impact on the liquidity of these securities, we classified our auction rate securities as long-term investments at March 31, 2008, and we recognized a $14.6 million temporary decline in their value that is included within other comprehensive income. Our investment in auction rate securities is primarily composed of student loans that are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) through the U.S. Department of Education, or to a lesser extent are obligations of municipalities rated single-A or higher. We believe the quality of the collateral underlying these securities will enable us to recover our principal balance.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our investments at March 31, 2008 and December 31, 2007 (tables in thousands).

	March 31, 2008
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$660,397	$679,125
U.S. corporate debt securities	187,380	189,206
Asset and mortgage-backed securities	246,632	240,750
Municipal obligations	1,426,893	1,438,846
Auction rate securities	288,500	273,902
Foreign debt securities	58,570	60,169

Total	$2,868,372	$2,881,998

	December 31, 2007
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$578,547	$589,558
U.S. corporate debt securities	188,512	189,772
Asset and mortgage-backed securities	276,661	277,050
Municipal obligations	1,387,711	1,392,252
Auction rate securities	972,514	972,525
Foreign debt securities	48,523	49,118

Total	$3,452,468	$3,470,275

Gross unrealized gains on all of our investments were $39.2 million and $22.0 million at March 31, 2008 and December 31, 2007, respectively. Gross unrealized losses on these investments were $25.6 million and $4.2 million at March 31, 2008 and December 31, 2007, respectively.

In accordance with FAS No. 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$3,412,902	$—	$—	$3,412,902
U.S. government and agency obligations	325,295	353,830	—	679,125
U.S. corporate debt securities	—	189,206	—	189,206
Asset and mortgage-backed securities	—	240,750	—	240,750
Municipal obligations	—	1,438,846	—	1,438,846
Commercial paper	—	10,745	—	10,745
Auction rate securities	—	—	273,902	273,902
Foreign debt securities	—	60,169	—	60,169
Strategic investments in publicly traded companies	497	—	—	497
Foreign exchange derivatives	—	40,000	—	40,000
Foreign exchange liabilities	—	(35,000)	—	(35,000)

Total	$3,738,694	$2,298,546	$273,902	$6,311,142

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. The following table provides a summary of changes in fair value of our level 3 financial assets for the three months ended March 31, 2008 (in thousands):

Auction rate securities
Balance at December 31, 2007	$—
Transfers in from level 1	288,500
Unrealized loss included in other comprehensive income	(14,598)

Balance at March 31, 2008	$273,902

Unrealized losses on investments at March 31, 2008 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$47,039	$(92)	$495	$(8)	$47,534	$(100)
U.S. corporate debt securities	45,666	(1,031)	2,153	(106)	47,819	(1,137)
Asset and mortgage-backed securities	93,286	(7,021)	3,266	(345)	96,552	(7,366)
Municipal obligations	200,813	(1,316)	76,734	(1,084)	277,547	(2,400)
Auction rate securities	273,902	(14,598)	—	—	273,902	(14,598)

Total	$660,706	$(24,058)	$82,648	$(1,543)	$743,354	$(25,601)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at March 31, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity.

4.  Inventories

Inventories consist of (table in thousands):

	March 31, 2008	December 31, 2007
Purchased parts	$78,901	$70,981
Work-in-process	505,529	484,929
Finished goods	368,655	321,333

	$953,085	$877,243

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	March 31, 2008	December 31, 2007
Furniture and fixtures	$220,650	$217,503
Equipment	3,202,263	3,198,878
Buildings and improvements	1,234,147	1,182,648
Land	115,265	115,539
Building construction in progress	86,850	92,183

	4,859,175	4,806,751
Accumulated depreciation and amortization	(2,717,253)	(2,647,355)

	$2,141,922	$2,159,396

Building construction in progress at March 31, 2008 includes $62.5 million for a facility not yet placed in service that we are holding for future use.

6.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2008	December 31, 2007
Salaries and benefits	$548,298	$672,715
Product warranties	267,296	263,561
Restructuring (See Note 9)	87,699	125,924
Other	636,757	634,109

	$1,540,050	$1,696,309

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

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Balance, beginning of the period	$263,561	$242,744
Current period provision	40,582	37,104
Amounts charged to the accrual	(36,847)	(31,367)

Balance, end of the period	$267,296	$248,481

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Numerator:
Net income, as reported, basic	$268,838	$312,607
Incremental dilution from VMware	(1,633)	—

Net income, diluted	$267,205	$312,607

Denominator:
Basic weighted average common shares outstanding	2,075,152	2,080,039
Weighted average common stock equivalents	35,653	41,787

Diluted weighted average shares outstanding	2,110,805	2,121,826

Options to acquire 100.7 million and 165.0 million shares of our common stock for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the three months ended March 31, 2008 and 2007, there were no shares potentially issuable under our Notes and the Sold Warrants because these instruments were not “in-the-money.” As a result, the Notes and the Sold Warrants were excluded from the calculation of diluted net income per weighted average share for the three months ended March 31, 2008 and 2007. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

8.  Stockholders’ Equity

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three months ended March 31, 2008, we spent $557.2 million to repurchase 35.9 million shares of our common stock. Of the 250.0 million shares authorized for repurchase in 2006, we have repurchased 235.1 million shares at a cost of $3.2 billion, leaving a remaining balance of 14.9 million shares. In April 2008, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock, increasing the number of shares available for repurchase to 264.9 million shares.

9.  Restructuring Credits

During the three months ended March 31, 2008 and 2007, we recognized restructuring credits of $0.4 million and $2.7 million, respectively.

The restructuring credit for the three months ended March 31, 2008 was primarily attributable to lower than expected severance payments on our 2006 restructuring programs partially offset by higher than expected severance payments on our 2007 and prior restructuring programs.

The restructuring credit for the three months ended March 31, 2007 was primarily attributable to lower than expected costs associated with vacating leased facilities in our prior restructuring programs.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the 2007 restructuring program for the three months ended March 31, 2008 is presented below (table in thousands):

2007 Restructuring Program

Three Months Ended March 31, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$12,415	$5,258	$(6,504)	$11,169

Total	$12,415	$5,258	$(6,504)	$11,169

The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. The adjustment to the provision in 2008 was primarily attributable to finalizing severance payments. Approximately 400 employees included in this plan have been terminated and the remaining cash portion owed is $11.2 million which is expected to be substantially paid out through December 31, 2008.

2006 Restructuring Programs

The activity for the 2006 restructuring programs for the three months ended March 31, 2008 and 2007 is presented below (table in thousands):

Three Months Ended March 31, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$83,155	$(5,732)	$(27,706)	$49,717
Consolidation of excess facilities	2,563	(35)	—	2,528

Total	$85,718	$(5,767)	$(27,706)	$52,245

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$127,820	$—	$(20,337)	$107,483
Consolidation of excess facilities	5,536	350	(499)	5,387
Contractual and other obligations	4,814	—	(4,289)	525

Total	$138,170	$350	$(25,125)	$113,395

The adjustment to the provision in 2008 results from finalizing severance payments. Substantially all employees included in these programs have been terminated. The remaining cash balance associated with workforce reductions is $43.2 million and is expected to be substantially paid out through 2008. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2018.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three months ended March 31, 2008 and 2007, respectively, is presented below (tables in thousands):

Three Months Ended March 31, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$1,251	$77	$(467)	$861
Consolidation of excess facilities	25,710	—	(3,186)	22,524
Other contractual obligations	830	75	(5)	900

Total	$27,791	$152	$(3,658)	$24,285

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$19,219	$—	$(9,362)	$9,857
Consolidation of excess facilities	40,233	(3,020)	(2,564)	34,649
Other contractual obligations	1,916	—	6	1,922

Total	$61,368	$(3,020)	$(11,920)	$46,428

All employees included in these programs have been terminated. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2015.

10.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2008, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. The EMC Information Infrastructure business operates in three segments: Information Storage, Content Management and Archiving, and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring charges and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. As a result of preparing separate financial statements for VMware’s initial public offering in August 2007, there have been some adjustments to VMware’s standalone consolidated financial statements that have been recorded in different periods by EMC and VMware. These differences are not material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative expenses, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

Our segment information for the three months ended March 31, 2008 and 2007 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2008
Revenues:
Systems revenues	$1,433,190	$2,521	$4,412	$1,440,123	$—	$—	$1,440,123
Software revenues:
Software license	470,449	58,607	77,271	606,327	293,980	—	900,307
Software maintenance	291,556	73,758	28,785	394,099	112,119	—	506,218

Total software revenues	762,005	132,365	106,056	1,000,426	406,099	—	1,406,525
Other services revenues	516,634	50,317	24,389	591,340	32,071	—	623,411

Total revenues	2,711,829	185,203	134,857	3,031,889	438,170	—	3,470,059
Cost of sales	1,320,904	74,357	40,319	1,435,580	68,574	56,510	1,560,664

Gross profit	$1,390,925	$110,846	$94,538	1,596,309	369,596	(56,510)	1,909,395

Gross profit percentage	51.3%	59.9%	70.1%	52.7%	84.3%		55.0%
Research and development				294,505	97,173	41,836	433,514
Selling, general, and administrative				822,978	172,496	86,741	1,082,215
In-process research and development				—	—	79,204	79,204
Restructuring credits				(357)	—	—	(357)

Total costs and expenses				1,117,126	269,669	207,781	1,594,576

Operating income				479,183	99,927	(264,291)	314,819
Other income, net				51,696	2,639	—	54,335

Income before taxes and minority interest				$530,879	$102,566	$(264,291)	$369,154

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2007
Revenues:
Systems revenues	$1,302,740	$68	$2,958	$1,305,766	$—	$—	$1,305,766
Software revenues:
Software license	486,558	68,472	81,934	636,964	169,696	—	806,660
Software maintenance	234,796	60,339	21,627	316,762	65,318	—	382,080

Total software revenues	721,354	128,811	103,561	953,726	235,014	—	1,188,740
Other services revenues	402,834	43,319	13,342	459,495	21,004	—	480,499

Total revenues	2,426,928	172,198	119,861	2,718,987	256,018	—	2,975,005
Cost of sales	1,231,700	62,302	31,716	1,325,718	36,782	42,565	1,405,065

Gross profit	$1,195,228	$109,896	$88,145	1,393,269	219,236	(42,565)	1,569,940

Gross profit percentage	49.2%	63.8%	73.5%	51.2%	85.6%		52.8%
Research and development				270,327	59,510	25,555	355,392
Selling, general, and administrative				703,579	108,641	63,470	875,690
In-process research and development				—	—	—	—
Restructuring credits				(2,670)	—	—	(2,670)

Total costs and expenses				971,236	168,151	89,025	1,228,412

Operating income				422,033	51,085	(131,590)	341,528
Other income, net				35,360	3,326	—	38,686

Income before taxes and minority interest				$457,393	$54,411	$(131,590)	$380,214

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
United States	$1,885,441	$1,673,280
Europe, Middle East and Africa	1,052,607	873,286
Asia Pacific	379,787	320,929
Latin America, Mexico and Canada	152,224	107,510

Total	$3,470,059	$2,975,005

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2008 or 2007.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,154.5 million at March 31, 2008 and $9,006.5 million at December 31, 2007. No country other than the United States accounted for 10% or more of these assets at March 31, 2008 or December 31, 2007. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $1,504.5 million at March 31, 2008 and $1,379.5 million at December 31, 2007.

For the three months ended March 31, 2008 and 2007, sales to Dell Inc. accounted for 12.5% and 13.5%, respectively, of our total revenues.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Income Taxes

Our effective income tax rate was 25.5% and 17.8% for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2008, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The increase in the effective tax rate in 2008 compared to 2007 was primarily attributable to non-deductible IPR&D charges totaling $79.2 million during the quarter ended March 31, 2008 which increased the 2008 effective tax rate by 4.5%. During the three months ended March 31, 2007, we recognized net tax benefits of $19.9 million from reductions in income tax contingencies and the release of a valuation allowance recorded on certain foreign deferred tax assets which favorably impacted the 2007 effective tax rate by 5.2%.

13.  Subsequent Events

On April 1, 2008, EMC and Conchango PLC (“Conchango”) reached an agreement on the terms of a cash offer to Conchango’s stockholders to acquire the entire issued and to be issued outstanding shares of Conchango. The offer was made at 23.1 pence or $0.46 per Conchango share for an aggregate amount of 42.0 million British Sterling or $83.6 million. The acquisition is not expected to have a material impact on EMC’s financial results for the full 2008 fiscal year.

Conchango, headquartered in the United Kingdom, is a consultancy and systems integrator which specializes in innovative technologies and provides clients with solutions through business consulting, business intelligence, enterprise architecture and systems integration. This acquisition further expands and strengthens our Microsoft Solutions Practice within our Information Storage segment.

On April 8, 2008, EMC entered into an agreement and plan of merger to acquire Iomega Corporation (“Iomega”) in a cash tender offer of $3.85 per outstanding share, or approximately $213.0 million in the aggregate. EMC commenced and intends to complete the tender offer in the second quarter of 2008, subject to customary closing conditions and regulatory approvals. The acquisition is not expected to have a material impact on EMC’s financial results for the full 2008 fiscal year.

Iomega, headquartered in San Diego, California, provides data storage and network security solutions for small and mid-sized businesses and consumers. The addition of Iomega will enhance EMC’s reach and focus in the rapidly-growing consumer and small business markets. Upon completion of the acquisition, Iomega will serve as the core of EMC’s new consumer/small business products division within our Information Storage segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements do not include the impact of any potential mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

All dollar amounts expressed numerically in the MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Content Management and Archiving and RSA Information Security. Our objective for our EMC Information Infrastructure business is to achieve profitable growth by increasing our operating income, measured on a cash basis, at a rate greater than our revenue growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further profitably increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ information infrastructure requirements. We have enhanced and expanded our portfolio of offerings through both internal research and development (“R&D”) and through acquisitions. We have increased our overall investment in R&D from $270.3 for the three months ended March 31, 2007 to $294.5 for the three months ended March 31, 2008. Additionally, we invested $304.5 on acquisitions during the three months ended March 31, 2008. These R&D expenditures and acquisitions have enabled us and will continue to enable us to introduce new and enhanced offerings. We plan to continue our R&D efforts to enable further innovation so we can continue to introduce new and enhanced offerings. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenues from companies acquired during the last twelve months, contributed $810.6 of revenue to the three months ended March 31, 2008.

Concurrent with our objective of growing revenues, we are focused on controlling our costs. In 2008, we plan to focus on our indirect spending in order to reduce our overall operating expenses. This will enable us to further reinvest in R&D and add additional sales personnel in higher growth emerging markets and our commercial business.

VMware Virtual Infrastructure

Our VMware Virtual Infrastructure business has achieved significant revenue growth to date and is focused on extending its growth by broadening its product portfolio, enabling choice for customers and driving standards, expanding its network of technology and distribution partners, increasing market awareness and promoting the adoption of server virtualization. In addition to selling to new customers, VMware, Inc. (“VMware”) is also focused on expanding the use of its products within its existing customer base, as much of its license revenue is based on a per desktop or per server arrangement. VMware will continue to invest in its corporate infrastructure, including customer support, information technology and general and administrative functions.

The financial focus of VMware is on sustaining its growth in revenue to generate cash flow to expand its market share and its virtualization solutions. Although VMware is currently the leading provider of virtualization solutions, management believes the adoption by customers of virtualization solutions is at very early stages. The business expects to face competitive threats to its leadership position from a number of companies, some of whom may have significantly greater resources. As a result, management believes it is important to continue to invest in research and product development, sales and marketing and the support function to maintain or expand its leadership in the virtualization solutions market. This investment could result in contracting operating margins as VMware invests in its future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
Information Storage	$2,711.8	$2,426.9	$284.9	11.7%
Content Management and Archiving	185.2	172.2	13.0	7.5
RSA Information Security	134.9	119.9	15.0	12.5
VMware Virtual Infrastructure	438.2	256.0	182.2	71.2

Total revenues	$3,470.1	$2,975.0	$495.1	16.6%

The Information Storage segment revenues include systems, software and other services revenues. Systems revenues were $1,433.2 and $1,302.7 for the first quarter of 2008 and 2007, respectively, representing an increase of 10.0%. The increases in systems revenues were due to greater demand for these products attributable to increased demand for our Information Technology (“IT”) infrastructure offerings and a broadened product portfolio. Software revenues were $762.0 and $721.4 for the first quarter of 2008 and 2007, respectively, representing an increase of 5.6%. The 5.6% increase was due to a $56.8 or 24.2% increase in software maintenance revenues, partially offset by a decrease in software license revenues of $16.1 or 3.3%. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The decline in software license revenues was due to a combination of factors, including existing systems’ customers migrating to higher end systems while continuing to utilize their existing software licenses and increased lower end systems sales which utilize less software. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenue from companies acquired during the last twelve months, contributed $758.8 of revenue to the current quarter. Total other services were $516.6 and $402.8 for the first quarter of 2008 and 2007, respectively, representing an increase of 28.3%. Other services primarily consist of professional services and system maintenance which accounted for 78.8% and 17.3%, respectively, of the increase in other services revenue. The increase in professional services was due to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions. In addition, revenue growth was driven by higher sales volume from our channel partners. Our channel partners accounted for 14.2% of the revenue growth in the first quarter of 2008.

The Content Management and Archiving segment revenues primarily include software revenues and other services revenues. Total software revenues were $132.4 and $128.8 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of 2.8%. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenues from companies acquired during the last twelve months, contributed $43.4 for the quarter ended March 31, 2008. The increase in software revenues was primarily due to an increase in software maintenance revenues of $13.4 or 22.2%, partially offset by a decrease in software license revenues of $9.9 or 14.4%. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The decline in software license revenues was primarily due to lower demand in the United States. Other services consist primarily of professional services which accounted for 91.6% of the increase in other services revenue. The increase was due to greater demand for our professional services to support and implement solutions for managing increasing volumes of customers’ unstructured data.

The RSA Information Security segment revenues primarily include software revenues and other services revenues. Total software revenues were $106.1 and $103.6 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of 2.4%. Revenue from new and enhanced product offerings introduced in the last twelve months, including all product revenues from companies acquired during the last twelve months, contributed $8.4 to the quarter ended March 31, 2008. The increase in software revenues was primarily due to an increase in software maintenance revenues of $7.2 or 33.1%, partially offset by a decrease in software license revenues of $4.7 or 5.7%. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The decline in software license revenues was primarily due to lower demand. Other services increased $11.0 or 82.8%, as a result of increased demand for professional services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The VMware Virtual Infrastructure segment includes software license revenues and service revenues. Total revenues were $438.2 and $256.0 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of 71.2%. Software license revenues increased by $124.3 or 73.2%, to $294.0 in the first quarter of 2008, compared with $169.7 in the first quarter of 2007. A significant majority of the revenue growth in the first quarter of 2008 compared to the first quarter of 2007 is the result of increased sales volumes, driven largely by greater demand for VMware’s virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of VMware’s network of indirect channel partners. Although VMware expects license revenue to continue to grow throughout 2008, it expects the rate of growth to decelerate due primarily to the size and scale of the business and a shift to more customers entering into enterprise agreements. Under an enterprise agreement, a portion of the revenue is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenue in future periods. As VMware increases sales of enterprise agreements, it expects to have some shift in the mix of revenues so that license revenue will compose a smaller proportion of the revenue mix and revenue growth in 2008. Software maintenance and services revenues increased by $57.9 or 67.1%, to $144.2 in the first quarter of 2008, compared with $86.3 in the first quarter of 2007. Software maintenance and services revenues primarily consist of software maintenance and professional services revenues. The increase in software maintenance and services revenues in the first quarter of 2008 was primarily attributable to growth in VMware’s software maintenance revenues and to a lesser extent growth in VMware’s professional services revenue. Software maintenance revenue growth reflects the increase in VMware’s license revenues and renewals to customer contracts. Professional services revenue growth reflects increased demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited above, including the increased number of multi-year enterprise agreements, VMware expects that service revenue will compose a larger proportion of its revenue mix and revenue growth in 2008.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007	% Change
United States	$1,885.4	$1,673.3	12.7%
Europe, Middle East and Africa	1,052.6	873.3	20.5
Asia Pacific	379.8	320.9	18.4
Latin America, Mexico and Canada	152.2	107.5	41.6

Revenue increased for the three months ended March 31, 2008 compared to the same period in 2007 in all of our markets due to greater demand for our products and services. Changes in exchange rates favorably impacted revenue growth by 2.3% for the three months ended March 31, 2008. The impact of the change in rates in both periods was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income.

	For the Three Months Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
Cost of revenue:
Information Storage	$1,320.9	$1,231.7	$89.2	7.2%
Content Management and Archiving	74.4	62.3	12.1	19.4
RSA Information Security	40.3	31.7	8.6	27.1
VMware Virtual Infrastructure	68.6	36.8	31.8	86.4
Corporate reconciling items	56.5	42.6	13.9	32.6

Total cost of revenue	1,560.7	1,405.1	155.6	11.1

Gross margins:
Information Storage	1,390.9	1,195.2	195.7	16.4
Content Management and Archiving	110.8	109.9	0.9	0.8
RSA Information Security	94.5	88.1	6.4	7.3
VMware Virtual Infrastructure	369.6	219.2	150.4	68.6
Corporate reconciling items	(56.5)	(42.6)	(13.9)	32.6

Total gross margin	1,909.4	1,569.9	339.5	21.6

Operating expenses:
Research and development (1)	433.5	355.4	78.1	22.0
Selling, general and administrative (2)	1,082.2	875.7	206.5	23.6
In-process research and development	79.2	—	79.2	NM
Restructuring credits	(0.4)	(2.7)	2.3	(85.2)

Total operating expenses	1,594.6	1,228.4	366.2	29.8

Operating income	314.8	341.5	(26.7)	(7.8)
Investment income, interest expense and other income, net	54.3	38.7	15.6	40.3

Income before income taxes	369.2	380.2	(11.0)	(2.9)
Provision for income taxes	94.2	67.6	26.6	39.3
Minority interest, net of taxes	(6.2)	—	(6.2)	NM

Net income	$268.8	$312.6	$(43.8)	(14.0)%

(1)	Amount includes reconciling items of $41.8 and $25.6 for the three months ended March 31, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(2)	Amount includes reconciling items of $86.7 and $63.5 for the three months ended March 31, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.

NM	– not measurable

Gross Margins

Overall our gross margin percentages were 55.0% and 52.8% for the three months ended March 31, 2008 and 2007, respectively. The improvement in the gross margin percentage in the first quarter of 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 163 basis points and the Information Storage segment which contributed 131 basis points. These improvements were partially offset by gross margin declines in the Content Management and Archiving segment, which decreased overall gross margins by 19 basis points, and the RSA Information Security segment, which decreased overall gross margins by 5 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization, decreased the consolidated gross margin percentage by 50 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $13.9 in the corporate reconciling items for the quarter ended March 31, 2008 was attributable to a $9.1 increase in intangible asset amortization expense associated with acquisitions and a $4.8 increase in stock-based compensation expense attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering in the third quarter of 2007.

The gross margin percentages for the Information Storage segment were 51.3% and 49.2% for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily attributable to our ability to achieve higher gross margins from our focus on selling overall solutions to our customers.

The gross margin percentages for the Content Management and Archiving segment were 59.9% and 63.8% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the gross margin percentage for the three months ended March 31, 2008 compared to the comparable 2007 period was primarily due to a decrease in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased from 39.8% for the three months ended March 31, 2007 to 31.6% for the three months ended March 31, 2008. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for the RSA Information Security segment were 70.1% and 73.5% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the gross margin percentage for the three months ended March 31, 2008 compared to the comparable 2007 period was primarily due to a decrease in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased from 68.4% for the three months ended March 31, 2007 to 57.3% for the three months ended March 31, 2008. Software license revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for VMware Virtual Infrastructure were 84.3% and 85.6% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the gross margin percentage for the three months ended March 31, 2008 compared to the comparable 2007 period was primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues.

Research and Development

As a percentage of revenues, R&D expenses were 12.5% and 11.9% for the first quarters of 2008 and 2007, respectively. R&D expenses increased $78.1 for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, and higher cost of facilities. Personnel-related costs increased by $76.4 and the cost of facilities increased by $5.9 for the three months ended March 31, 2008 compared to the same period in 2007. Partially offsetting the increase was a reduction in the cost of materials to support new product development of $2.6.

Corporate reconciling items within R&D consist of stock-based compensation and intangible asset amortization. These costs increased $16.2 to $41.8 for the three months ended March 31, 2008. Stock-based compensation expense increased $15.4 and intangible asset amortization increased $0.8 for the three months ended March 31, 2008. The increase in stock-based compensation expense consisted of a $14.5 increase within the VMware Virtual Infrastructure business and a $0.9 increase within EMC’s Information Infrastructure business. The increase in stock-based compensation within the VMware Virtual Infrastructure business was primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9.7% and 9.9% for the three months ended March 31, 2008 and 2007, respectively. R&D expenses increased $24.2 for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to higher personnel-related costs and increased facilities costs which increased by $24.8 and $4.0, respectively. Partially offsetting the increase was a reduction in the cost of materials to support new product development of $2.6 and an increase in capitalized software development costs of $2.4 which reduced R&D costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 22.2% and 23.2% for the three months ended March 31, 2008 and 2007, respectively. R&D expenses increased $37.7 for the three months ended March 31, 2008 compared to the same period in 2007. The increase in R&D expenses was primarily attributable to incremental headcount to support the growth of VMware’s business. The increase in R&D expenses consisted primarily of increased salaries, benefits expense and consulting fees, resulting from the deployment of additional resources to support new product development.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 31.2% and 29.4% for the three months ended March 31, 2008 and 2007, respectively. SG&A expenses increased by $206.5 for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to higher personnel-related costs, depreciation, travel costs and facilities costs to support the overall growth of the business. Personnel-related costs increased by $144.7, depreciation increased by $13.1, travel increased by $10.9 and facilities increased by $7.2 for the three months ended March 31, 2008 compared to the same period in 2007.

Corporate reconciling items within SG&A, which consist of stock-based compensation and intangible asset amortization, increased $23.2 to $86.7 for the three months ended March 31, 2008 compared to the same period in 2007. Stock-based compensation increased $15.6 for the three months ended March 31, 2008. Intangible asset amortization increased $7.6 for the three months ended March 31, 2008. The increase in stock-based compensation consisted of a $12.8 increase within the VMware Virtual Infrastructure business and a $2.8 increase within EMC’s Information Infrastructure business. The increase in stock-based compensation within the VMware Virtual Infrastructure business for the three months ended March 31, 2008 was primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering in the third quarter of 2007. The increase in intangible asset amortization was primarily attributable to amortization of intangible assets associated with acquisitions by both EMC’s Information Infrastructure business and VMware Virtual Infrastructure business. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues were 27.1% and 25.9% for the three months ended March 31, 2008 and 2007, respectively. SG&A expenses increased by $119.4 for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to higher personnel-related costs, depreciation, travel costs and facilities costs to support the overall growth of the business. Personnel-related costs increased by $84.2, depreciation increased by $9.1, travel increased by $6.2 and facilities increased by $2.6 for the three months ended March 31, 2008 compared to the same period in 2007.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues were 39.4% and 42.4% for the three months ended March 31, 2008 and 2007, respectively. SG&A expenses increased $63.9 for the three months ended March 31, 2008 compared to the same period in 2007. The increase in SG&A expenses in the first quarter of 2008 was primarily the result of higher salaries and benefits costs due to increases in sales, marketing and administrative personnel. The resources were added to support the growth of the business, including greater finance and legal personnel in response to being a public company, as well as higher commission expense resulting from increased sales volume.

In-Process Research and Development

In-process research and development (“IPR&D”) was $79.2 for the three months ended March 31, 2008. There was no IPR&D for the three months ended March 31, 2007. Two IPR&D projects related to the acquisition of Pi Corporation (“Pi”) and one IPR&D project related to the acquisition of Infra Corporation Pty Limited (“Infra”) were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Restructuring Credits

During the three months ended March 31, 2008 and 2007, we recognized restructuring credits of $0.4 and $2.7, respectively.

The restructuring credit for the three months ended March 31, 2008 was primarily attributable to lower than expected severance payments on our 2006 restructuring programs partially offset by higher than expected severance payments on our 2007 and prior restructuring programs.

The restructuring credit for the three months ended March 31, 2007 was primarily attributable to lower than expected costs associated with vacating leased facilities in our prior restructuring programs.

The activity for the 2007 restructuring program for the three months ended March 31, 2008 is presented below:

2007 Restructuring Program

Three Months Ended March 31, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$12.4	$5.3	$(6.5)	$11.2

Total	$12.4	$5.3	$(6.5)	$11.2

The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. The adjustment to the provision in 2008 was primarily attributable to finalizing severance payments. Approximately 400 employees included in this plan have been terminated and the remaining cash portion owed for the 2007 restructuring plan is $11.2 which is expected to be substantially paid out through December 31, 2008.

2006 Restructuring Programs

The activity for the 2006 restructuring programs for the three months ended March 31, 2008 and 2007 is presented below:

Three Months Ended March 31, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$83.2	$(5.7)	$(27.7)	$49.7
Consolidation of excess facilities	2.6	(0.1)	—	2.5

Total	$85.7	$(5.8)	$(27.7)	$52.2

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$127.8	$—	$(20.3)	$107.5
Consolidation of excess facilities	5.5	0.4	(0.5)	5.4
Contractual and other obligations	4.8	—	(4.3)	0.5

Total	$138.2	$0.4	$(25.1)	$113.4

The adjustment to the provision in 2008 results from finalizing severance payments. Substantially all employees included in these programs have been terminated. The remaining cash balance associated with workforce reductions is $43.2 and is expected to be substantially paid out through 2008. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three months ended March 31, 2008 and 2007, respectively, is presented below:

Three Months Ended March 31, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$1.3	$0.1	$(0.5)	$0.9
Consolidation of excess facilities	25.7	—	(3.2)	22.5
Other contractual obligations	0.8	0.1	—	0.9

Total	$27.8	$0.2	$(3.7)	$24.3

Three Months Ended March 31, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of March 31, 2007
Workforce reductions	$19.2	$—	$(9.4)	$9.9
Consolidation of excess facilities	40.2	(3.0)	(2.6)	34.6
Other contractual obligations	1.9	—	—	1.9

Total	$61.4	$(3.0)	$(11.9)	$46.4

All employees included in these programs have been terminated. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2015.

Investment Income

Investment income was $77.1 and $52.1 for the three months ended March 31, 2008 and 2007, respectively. Investment income increased for the three months ended March 31, 2008 compared to the same period in 2007 due to higher average outstanding cash and investment balances and lower realized losses on investments. The weighted average return on investments, excluding realized losses and gains, was 3.8% and 4.3% for the first quarters of 2008 and 2007, respectively.

Interest Expense

Interest expense was $18.0 and $18.3 for the three months ended March 31, 2008 and 2007, respectively. Interest expense consists primarily of interest on the Notes.

Other (Expense) Income, Net

Other (expense) income, net was $(4.8) and $4.8 for the three months ended March 31, 2008 and 2007, respectively. The change was primarily attributable to an increase in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rate was 25.5% and 17.8% for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2008, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The increase in the effective tax rate in 2008 compared to 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

was primarily attributable to non-deductible IPR&D charges totaling $79.2 during the quarter ended March 31, 2008 which increased the 2008 effective tax rate by 4.5%. During the three months ended March 31, 2007, we recognized net tax benefits of $19.9 from reductions in income tax contingencies and the release of a valuation allowance recorded on certain foreign deferred tax assets which favorably impacted the 2007 effective tax rate by 5.2%.

Minority Interests

As a result of VMware’s initial public offering in the third quarter of 2007, VMware is no longer a wholly-owned subsidiary of EMC. For the three months ended March 31, 2008, the weighted average minority interest in VMware was 14.3%, resulting in a minority interest expense of $6.2.

Financial Condition

Cash provided by operating activities was $918.3 and $808.7 for the three months ended March 31, 2008 and 2007, respectively. Cash received from customers was $4,066.8 and $3,298.6 for the three months ended March 31, 2008 and 2007, respectively. The increase in cash received from customers was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $3,056.8 and $2,471.5 for the three months ended March 31, 2008 and 2007, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 38,600 and 31,700 at March 31, 2008 and 2007, respectively. The headcount increase was due to the growth of the business, as well as continued acquisition activity. Inventory increased from $877.2 at December 31, 2007 to $953.1 at March 31, 2008. The increase was primarily attributable to higher inventory levels to ensure customer demand would be met. Cash received from dividends and interest was $78.0 and $57.8 for the three months ended March 31, 2008 and 2007, respectively. For the quarters ended March 31, 2008 and 2007, we paid $166.8 and $73.0, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash provided by investing activities was $46.5 and $73.8 for the three months ended March 31, 2008 and 2007, respectively. Cash paid for acquisitions, net of cash acquired was $337.8 and $3.3 for the quarter ended March 31, 2008 and 2007, respectively. The $334.5 increase in cash paid for acquisitions when compared to the comparable prior period is primarily attributable to increased acquisition activity. Capital additions were $146.5 and $170.5 for the three months ended March 31, 2008 and 2007, respectively. The lower level of capital additions was primarily due to lower spending on infrastructure for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Capital software development costs were $54.3 and $51.9 for the first three months ended March 31, 2008 and 2007, respectively. Net sales and maturities of investments were $588.2 and $300.4 for the first three months ended March 31, 2008 and 2007, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $480.3 and $370.9 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, we spent $557.2 and $488.7 to repurchase 35.9 million and 35.2 million shares of our common stock, respectively. We plan to spend a total of $1,000.0 to $1,500.0 on common stock repurchases during 2008, however the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $51.1 and $103.3 during the three months ended March 31, 2008 and 2007, respectively, from the exercise of stock options.

We have a credit line of $50.0 in the United States. As of March 31, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2008, we were in compliance with the covenants. As of March 31, 2008, the aggregate amount of liabilities of our subsidiaries was approximately $3,100.

At March 31, 2008, our total cash, cash equivalents, and short-term and long-term investments were $7,860.4. This balance includes approximately $1,300 held by VMware and $2,900 held by EMC in overseas entities.

At December 31, 2007, we held $972.5 of auction rate securities and classified these as short-term investments. We have liquidated a portion of these securities through March 31, 2008 reducing our holdings in auction rate securities to $273.9 or 3.5% of our total cash, cash equivalents and investments of $7,860.4 at March 31, 2008. As a result of the volatility in the credit markets,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

the occurrence of failures of auctions for our auction rate securities and the related impact on the liquidity of these securities, we classified our auction rate securities as long-term investments at March 31, 2008 and we recognized a $14.6 temporary decline in their value that is included within other comprehensive income. As a result of the declined liquidity of auction rate securities, active quoted market prices are not currently available for auction rate securities. Therefore, to determine the estimated fair value of our investment in auction rate securities we utilized a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. We believe the underlying assumptions in the model, specifically the liquidity discount margin of 2% and an estimated holding period of two years, are reasonable based upon the estimated premium required to hold a similar investment with a similar duration and our experience in liquidating these investments since December 31, 2007. Our investment in auction rate securities is primarily composed of student loans that are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) through the U.S. Department of Education, or to a lesser extent are obligations of municipalities rated single-A or higher. We believe the quality of the collateral underlying these securities will enable us to recover our principal balance.

At March 31, 2008, we held $240.8 of asset and mortgage-backed securities or 3.1% of our total cash, cash equivalents and investment of $7,860.4. These asset and mortgage-backed securities are AAA-rated and the assets underlying these securities are generally residential or commercial mortgage obligations, automobile loans, credit card loans, equipment loans or home equity loans. These securities are not collateralized by subprime mortgages. The average maturity is 1.0 year and 2.4 years for the asset-backed and mortgaged-backed securities, respectively.

At March 31, 2008, we held $4,978.4 of cash and cash equivalents where the maturity is 90 days or less. Due to the nature of these assets, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

The remaining $2,882.0 held at March 31, 2008 was invested in short and long-term investments consisting of U.S government and agency obligations, U.S. corporate debt securities, asset and mortgage-backed securities, auction rate securities, municipal obligations and foreign debt securities. Included in the $2,882.0 was $273.9 of auction rate securities valued using unobservable inputs. As of March 31, 2008, a 100 basis point change in the unobservable discount rate resulting from a different holding period would result in a change of approximately $5.4 in the fair value of the auction rate securities.

To date, inflation has not had a material impact on our financial results.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 29, 2008. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

Because we consolidate VMware’s financial results in our results of operations, our financial performance will be impacted by the financial performance of VMware. VMware’s financial performance may be affected by a number of factors, including, but not limited to:

•	rates of customer adoption for virtualization solutions;

•	fluctuations in demand, adoption, sales cycles and pricing levels for VMware’s products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	VMware’s ability to compete with existing or new competitors;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;

•	the sale of VMware products in the timeframes they anticipate, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the amount of equity-based compensation expense as a result of VMware equity grants;

•	VMware’s ability to effectively manage future growth and acquisitions;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	the timing of the announcement or release of products or upgrades by VMware or by its competitors;

•	VMware’s ability to implement scalable systems of internal controls;

•	VMware’s ability to control costs, including its operating expenses;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in VMware’s domestic and international markets.

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

•

the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies’ sites;

•	the assumption of liabilities of the acquired business, including litigation-related liability;

•	the potential impairment of acquired assets;

•	the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;

•	the diversion of our management’s attention from other business concerns;

•	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;

•	the potential loss of key employees of the acquired company; and

•	the potential incompatibility of business cultures.

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

In 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations.” The standard, which is effective commencing in our 2009 fiscal year, will result in significant changes in accounting for acquisitions. Depending upon the number of and magnitude of acquisitions which we may consummate in 2009, the standard could have a material adverse effect on our business, results of operations and financial condition.

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

We held $2.9 billion in short and long-term investments as of March 31, 2008. The investments are invested primarily in investment grade securities, and we limit the amount of investment with any one issuer. A deterioration in the economy, including a credit crisis or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

From time to time, the FASB promulgates new accounting principles that are applicable to us. The FASB has voted to issue a FASB Staff Position (“FSP”) to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The proposed accounting change would require issuers to separate the bond into two components: a non-convertible bond and a conversion option. The separation of the conversion option would create a discount in the bond component which would be accreted to its face value through interest expense over the term of the bond. This would increase an issuer’s interest rate commensurate with the issuer’s straight debt rate. If the FSP is approved, we would recognize incremental interest expense on our convertible debt instruments, negatively impacting our diluted earnings per share. In addition, other proposed and new standards or other proposals by the FASB could have a material adverse impact on our results of operations or financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended March 31, 2008, Dell Inc., one of our channel partners, accounted for 12.5% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

Our pension and retirement benefit plan assets are subject to market volatility.

We have noncontributory defined benefit pension plans and a post-retirement benefit plan assumed as part of our Data General acquisition. The plans’ assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plans’ assets for 2008 is 8.25%. The actual long-term rate of return achieved on the plans’ assets for the ten years ended December 31, 2007 was 6.0%. Given current market conditions, should we not achieve the expected rate of return on our plans’ assets or if our plans experience a decline in the fair value of their assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2008

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	4,459,474		$15.93	3,000,000	47,802,691
February 1, 2008 – February 29, 2008	20,703,491		$15.64	20,581,184	27,221,507
March 1, 2008 – March 31, 2008	12,276,245		$15.27	12,275,184	14,946,323

Total	37,439,210	(2)	$15.55	35,856,368	14,946,323

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date. In April 2008, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock, increasing the number of shares available for repurchase to 264.9 million shares.
(2)	Includes an aggregate of 1,582,842 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 9, 2008	By:	/S/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (1)

10.1	Pi Corporation 2003 Stock Plan. (filed herewith)

10.2	Pi Corporation 2006 Stock Plan For Employees of: Pi Corporation Private Limited. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 001-09853).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 4, 2008 (No. 001-09853).