Form 10-Q
period 2008-06-30
EMC CORP
filed 2008-08-08
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2008 was 2,070,528,070.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors) of this Quarterly Report. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,219,347	$4,482,211
Short-term investments	642,598	1,644,703
Accounts and notes receivable, less allowance for doubtful accounts of $34,302 and $34,389	2,190,188	2,307,512
Inventories	972,032	877,243
Deferred income taxes	475,820	475,544
Other current assets	308,782	265,889

Total current assets	9,808,767	10,053,102
Long-term investments	2,267,398	1,825,572
Property, plant and equipment, net	2,168,760	2,159,396
Intangible assets, net	921,720	940,077
Other assets, net	791,172	775,001
Goodwill	6,918,935	6,531,506

Total assets	$22,876,752	$22,284,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$825,531	$840,886
Accrued expenses	1,586,963	1,696,309
Income taxes payable	19,303	146,104
Deferred revenue	1,946,033	1,724,909

Total current liabilities	4,377,830	4,408,208
Income taxes payable	284,025	246,951
Deferred revenue	1,127,045	1,053,394
Deferred income taxes	274,885	288,175
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	158,347	127,621

Total liabilities	9,672,132	9,574,349
Minority interest in VMware	263,566	188,988
Commitments and contingencies
Stockholders’ equity:
Series preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,070,528 and 2,102,187 shares	20,705	21,022
Additional paid-in capital	2,829,211	3,038,455
Retained earnings	10,116,595	9,470,289
Accumulated other comprehensive loss, net	(25,457)	(8,449)

Total stockholders’ equity	12,941,054	12,521,317

Total liabilities and stockholders’ equity	$22,876,752	$22,284,654

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Product sales	$2,461,651	$2,222,355	$4,802,081	$4,334,781
Services	1,212,223	902,317	2,341,852	1,764,896

	3,673,874	3,124,672	7,143,933	6,099,677
Costs and expenses:
Cost of product sales	1,119,553	1,036,242	2,194,136	2,074,720
Cost of services	525,751	387,617	1,011,832	754,204
Research and development	442,502	384,966	876,016	740,358
Selling, general and administrative	1,135,674	924,349	2,217,889	1,800,039
In-process research and development	—	—	79,204	—
Restructuring credits	—	—	(357)	(2,670)

Operating income	450,394	391,498	765,213	733,026
Investment income	58,730	50,850	135,870	102,989
Interest expense	(18,794)	(18,136)	(36,836)	(36,429)
Other (expense) income, net	(2,811)	2,968	(7,574)	7,808

Income before taxes and minority interest in VMware	487,519	427,180	856,673	807,394
Income tax provision	102,338	92,773	196,493	160,380

Income before minority interest in VMware	385,181	334,407	660,180	647,014
Minority interest in VMware, net of taxes	(7,713)	—	(13,874)	—

Net income	$377,468	$334,407	$646,306	$647,014

Net income per weighted average share, basic	$0.18	$0.16	$0.31	$0.31

Net income per weighted average share, diluted	$0.18	$0.16	$0.31	$0.30

Weighted average shares, basic	2,057,766	2,070,636	2,066,470	2,075,683

Weighted average shares, diluted	2,094,795	2,121,645	2,102,184	2,122,080

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Cash received from customers	$7,585,822	$6,391,546
Cash paid to suppliers and employees	(5,947,544)	(4,930,350)
Dividends and interest received	135,058	116,747
Interest paid	(36,778)	(38,854)
Income taxes paid	(199,689)	(108,841)

Net cash provided by operating activities	1,536,869	1,430,248

Cash flows from investing activities:
Additions to property, plant and equipment	(326,449)	(324,210)
Capitalized software development costs	(118,848)	(98,046)
Purchases of short and long-term available for sale securities	(1,005,655)	(3,165,846)
Sales and maturities of short and long-term available for sale securities	1,572,954	4,148,396
Acquisitions, net of cash acquired	(604,788)	(161,002)
Other	(3,060)	(6,860)

Net cash (used in) provided by investing activities	(485,846)	392,432

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	156,220	355,324
Issuance of VMware’s common stock from the exercise of stock options	133,327	—
Repurchase of EMC’s common stock	(686,950)	(878,226)
Excess tax benefits from stock-based compensation	88,613	32,684
Payment of short and long-term obligations	(5,279)	(4,263)
Proceeds from short and long-term obligations	1,820	2,506

Net cash used in financing activities	(312,249)	(491,975)

Effect of exchange rate changes on cash and cash equivalents	(1,638)	(4,716)

Net increase in cash and cash equivalents	737,136	1,325,989
Cash and cash equivalents at beginning of period	4,482,211	1,828,106

Cash and cash equivalents at end of period	$5,219,347	$3,154,095

Reconciliation of net income to net cash provided by operating activities:
Net income	$646,306	$647,014
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in VMware	13,874	—
Depreciation and amortization	517,692	438,260
Non-cash restructuring and in-process research and development	80,970	—
Stock-based compensation expense	239,405	170,553
Increase (decrease) in provision for doubtful accounts	8,576	(82)
Deferred income taxes, net	26,173	(28,163)
Excess tax benefits from stock-based compensation	(88,613)	(32,684)
Other	(5,123)	6,524
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	160,492	29,166
Inventories	12,668	39,897
Other assets	(35,719)	(79,042)
Accounts payable	(61,343)	9,373
Accrued expenses	(248,139)	(105,797)
Income taxes payable	(32,677)	79,731
Deferred revenue	272,821	262,784
Other liabilities	29,506	(7,286)

Net cash provided by operating activities	$1,536,869	$1,430,248

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$377,468	$334,407	$646,306	$647,014
Other comprehensive income, net of tax benefits:
Foreign currency translation adjustments	(10,599)	(11,154)	887	(3,905)
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of tax benefits of $(12,598), $(901), $(11,537) and $(3,370)	(12,419)	(5,228)	(17,657)	(2,668)
Changes in market value of derivatives, net of tax benefits of $(8), $0, $(26), and $(7)	525	(41)	(238)	(112)

Other comprehensive loss	(22,493)	(16,423)	(17,008)	(6,685)

Comprehensive income	$354,975	$317,984	$629,298	$640,329

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

EMC’s VMware Virtual Infrastructure business, which is represented by a majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization solutions that separate the operating system and application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability.

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of EMC, its wholly-owned subsidiaries and VMware, a company majority-owned by EMC. All intercompany transactions have been eliminated.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three and six month periods ended June 30, 2008 and 2007.

Revenue Recognition Policy Update

In the second quarter of 2008, we acquired all of the outstanding capital stock of Iomega Corporation (“Iomega”), a global leader in reliable portable data storage (see Note 2 to the consolidated financial statements). Iomega’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, value added resellers (“VARs”), mail order direct marketing resellers (“DMR channels”) and end users. Typically, retail and distribution customer agreements in the United States have provisions that allow the customer to return product under certain conditions within specified time periods. We have established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in our consolidated financial statements. In addition to reserves for estimated returns, we defer recognition of sales and costs of sales of Iomega’s excess inventory in the distribution, retail and DMR channels. For this purpose, excess inventory is the amount of inventory that exceeds the channel’s four-week requirement. OEM and VAR customers are not considered to have excess inventory, as they usually do not carry more than four weeks of inventory.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 141R on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Board (“ARB”) No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 160 on our financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our financial position and results of operations.

In May 2008, the FASB voted to issue FSP APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a bond portion and a conversion option. The allocation of the bond portion is based upon determining the value of a bond based upon the issuance costs of debt with no conversion option. The residual value is allocated to the conversion option. As a result of this change, the bonds are recorded at a discount which is accreted to its face value over the term of the debt using the effective interest method resulting in additional interest expense. The separated conversion option will be recorded in equity and not marked to market provided that the requirement for equity classification is met. FSP APB 14-1 requires issuers to retroactively revise all periods presented. FSP APB 14-1 is effective for financial statements for fiscal years ended after December 15, 2008 and early adoption is not permitted. We plan to adopt FSP APB 14-1 on January 1, 2009.

Upon adoption of FSP APB 14-1, we expect to revise prior periods by reclassifying $669.1 million of our Notes to additional paid-in capital. Our interest expense will increase by $11.5 million for 2006, $96.9 million for 2007 and $50.3 million for the six months ended June 30, 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   Acquisitions

In the first quarter of 2008, we acquired all of the outstanding capital stock of Pi Corporation (“Pi”), a developer of software and online services to enable individuals to control how they find, access, share and protect their increasing volumes of digital information. This acquisition is a key element of our newly formed Cloud Infrastructure and Services Division, which is reported within our Information Storage segment. At the time of the acquisition, Pi was considered a development stage enterprise that resulted in the recognition of this purchase as an acquisition of assets rather than a business combination.

In the first quarter of 2008, we acquired all of the outstanding capital stock of Document Sciences Corporation, a provider of document output management software that facilitates highly personalized, multi-channel communications to customers, partners and suppliers. The acquisition complements and extends our Content Management and Archiving segment’s position in the transactional content management marketplace.

In the first quarter of 2008, we acquired all of the outstanding capital stock of Infra Corporation Pty Limited (“Infra”), a provider of IT service management software. Infra is reported within our Information Storage segment.

In the second quarter of 2008, we acquired all of the outstanding capital stock of WysDM Software Inc., (“WysDM”), a developer of Data Protection Management (DPM) solutions. WysDM is reported within our Information Storage segment.

In the second quarter of 2008, we acquired all of the outstanding capital stock of Conchango plc. (“Conchango”), a technology consulting firm specializing in the design, development and delivery of custom applications and digital experiences. The acquisition of Conchango will further enhance and expand our services we provide within the Information Storage segment.

In the second quarter of 2008, we acquired all of the outstanding capital stock of Iomega, a global leader in reliable portable data storage. Iomega solutions help consumers and home and small business customers to manage, preserve, use and share their digital content and data. Iomega will serve as the core of our new consumer/small business products division within our Information Storage segment.

In the first quarter of 2008, VMware acquired two businesses. One, a provider of virtualization technologies and services, allows VMware to leverage the acquired application and desktop virtualization services expertise to help VMware partners expand their virtualization services businesses. The other, a developer of application virtualization solutions, allows VMware to expand its growing virtualization capabilities.

The aggregate purchase price, net of cash acquired for these acquisitions, was $634.8 million and includes $30.0 million payable in 2010 associated with one of the acquisitions. Based on our preliminary purchase price allocations, acquired amortizing intangibles totaling $116.0 million have been recorded with estimated useful lives of between one and ten years. The business combinations resulted in total goodwill of $368.8 million. In addition, $79.2 million was allocated to in-process research and development (“IPR&D”). Two IPR&D projects related to the acquisition of Pi and one IPR&D project related to the acquisition of Infra were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of the acquired companies have been included in our consolidated results of operations from their respective closing dates. The following pro forma information gives effect to the business combinations that were completed in the three and six months ended June 30, 2008 as if the business combinations occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the business combinations been in effect for the periods presented (table in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$3,731,874	$3,221,373	$7,329,642	$6,306,225
Net income	375,136	322,280	653,743	618,101
Net income per weighted average share, basic	$0.18	$0.16	$0.32	$0.30
Net income per weighted average share, diluted	$0.18	$0.15	$0.31	$0.29

3.   Investments and Fair Value

Effective January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In 2008, we adopted the provisions of FAS No. 157 with respect to only financial assets and liabilities. FAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

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

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. At December 31, 2007, our available for sale, short and long-term investments were recognized at fair value which was determined based upon quoted market prices. At June 30, 2008, our available for sale, short and long-term investments, excluding auction rate securities, were recognized at fair value which was determined based upon quoted market prices. At June 30, 2008, auction rate securities were valued using a discounted cash flow model.

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

At December 31, 2007, we held $972.5 million of auction rate securities and classified these as short-term investments. We have liquidated a portion of these securities through June 30, 2008, reducing our holdings in auction rate securities to $220.5 million or 2.7% of our total cash, cash equivalents and investments of $8,129.3 million at June 30, 2008. As a result of the volatility in the credit markets, the occurrence of failures of auctions for our auction rate securities and the related impact on the liquidity of these securities, we classified our auction rate securities as long-term investments at June 30, 2008, and we recognized a $10.5 million temporary decrease in their value that is included within other comprehensive loss since we believe the impairment

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in value of these investments is only temporary. Our investment in auction rate securities is primarily composed of student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education, or to a lesser extent are obligations of municipalities rated single-A or higher. We believe the quality of the collateral underlying these securities will enable us to recover our principal balance.

The following tables summarize the composition of our investments at June 30, 2008 and December 31, 2007 (tables in thousands):

	June 30, 2008
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$747,801	$754,940
U.S. corporate debt securities	204,660	204,811
Asset and mortgage-backed securities	223,924	216,136
Municipal obligations	1,458,287	1,457,494
Auction rate securities	231,016	220,501
Foreign debt securities	55,652	56,114

Total	$2,921,340	$2,909,996

	December 31, 2007
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$578,547	$589,558
U.S. corporate debt securities	188,512	189,772
Asset and mortgage-backed securities	276,661	277,050
Municipal obligations	1,387,711	1,392,252
Auction rate securities	972,514	972,525
Foreign debt securities	48,523	49,118

Total	$3,452,468	$3,470,275

Gross unrealized gains on all of our investments were $18.8 million and $22.0 million at June 30, 2008 and December 31, 2007, respectively. Gross unrealized losses on these investments were $30.1 million and $4.2 million at June 30, 2008 and December 31, 2007, respectively.

In accordance with FAS No. 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$3,769,031	$—	$—	$3,769,031
U.S. government and agency obligations	380,820	374,120	—	754,940
U.S. corporate debt securities	—	204,811	—	204,811
Asset and mortgage-backed securities	—	216,136	—	216,136
Municipal obligations	—	1,457,494	—	1,457,494
Auction rate securities	—	—	220,501	220,501
Foreign debt securities	—	56,114	—	56,114
Strategic investments in publicly-traded companies	510	—	—	510
Foreign exchange derivative assets	—	10,477	—	10,477
Foreign exchange derivative liabilities	—	(14,605)	—	(14,605)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. The following table provides a summary of changes in fair value of our Level 3 financial assets for each of the three and six months ended June 30, 2008 (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning balance	$273,902	$—
Transfers in from Level 1	—	288,500
Sales	(57,484)	(57,484)
Unrealized gain (loss) included in other comprehensive income	4,083	(10,515)

Balance at June 30, 2008	$220,501	$220,501

Unrealized losses on investments at June 30, 2008 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$244,734	$(2,759)	$349	$(7)	$245,083	$(2,766)
U.S. corporate debt securities	88,025	(1,078)	2,240	(20)	90,265	(1,098)
Asset and mortgage-backed securities	107,527	(8,277)	3,504	(445)	111,031	(8,722)
Municipal obligations	535,816	(4,865)	69,704	(2,026)	605,520	(6,891)
Auction rate securities	220,501	(10,515)	—	—	220,501	(10,515)
Foreign debt securities	10,536	(124)	—	—	10,536	(124)

Total	$1,207,139	$(27,618)	$75,797	$(2,498)	$1,282,936	$(30,116)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at June 30, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity.

4.   Inventories

Inventories consist of (table in thousands):

	June 30, 2008	December 31, 2007
Purchased parts	$89,540	$70,981
Work-in-process	500,137	484,929
Finished goods	382,355	321,333

	$972,032	$877,243

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	June 30, 2008	December 31, 2007
Furniture and fixtures	$221,504	$217,503
Equipment	3,266,348	3,198,878
Buildings and improvements	1,263,722	1,182,648
Land	115,480	115,539
Building construction in progress	84,850	92,183

	4,951,904	4,806,751
Accumulated depreciation and amortization	(2,783,144)	(2,647,355)

	$2,168,760	$2,159,396

Building construction in progress at June 30, 2008 includes $62.5 million for a facility not yet placed in service that we are holding for future use.

6.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2008	December 31, 2007
Salaries and benefits	$649,624	$672,715
Product warranties	274,741	263,561
Restructuring (See Note 9)	56,323	125,924
Other	606,275	634,109

	$1,586,963	$1,696,309

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance, beginning of the period	$267,296	$248,481	$263,561	$242,744
Current period accrual	48,866	34,075	89,448	71,179
Amounts charged to the accrual	(41,421)	(31,802)	(78,268)	(63,169)

Balance, end of the period	$274,741	$250,754	$274,741	$250,754

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practical to determine the amounts applicable to each of the components. Additionally, the current period accrual includes $6.3 million assumed in the acquisition of Iomega.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net income, as reported, basic	$377,468	$334,407	$646,306	$647,014
Incremental dilution from VMware	(1,795)	—	(3,511)	—

Net income, diluted	$375,673	$334,407	$642,795	$647,014

Denominator:
Basic weighted average common shares outstanding	2,057,766	2,070,636	2,066,470	2,075,683
Weighted average common stock equivalents	37,029	51,009	35,714	46,397

Diluted weighted average shares outstanding	2,094,795	2,121,645	2,102,184	2,122,080

Options to acquire 95.0 million and 97.8 million shares of our common stock for the three and six months ended June 30, 2008, respectively, and options to acquire 110.8 million and 137.9 million shares of our common stock for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the three and six months ended June 30, 2008, there were 0.2 million and 0.1 million shares, respectively, potentially issuable under our Notes. For the three and six months ended June 30, 2007, there were no shares potentially issuable under our Notes because these instruments were not “in the money”. As a result, the Notes were excluded from the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008 and 2007, there were no shares potentially issuable under the Sold Warrants because these instruments were not “in the money”. As a result, the Sold Warrants were excluded from the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2008 and 2007. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

8.  Stockholders’ Equity

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. In April 2006, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three and six months ended June 30, 2008, we spent $129.7 million to repurchase 8.6 million shares of our common stock and $687.0 million to repurchase 44.4 million shares of our common stock, respectively. Of the 250.0 million shares authorized for repurchase in 2006, we have repurchased 243.6 million shares at a cost of $3.3 billion, leaving a remaining balance of 6.4 million shares. In April 2008, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock, increasing the number of shares authorized for repurchase to 256.4 million shares.

9.  Restructuring Credits

During the three months ended June 30, 2008, we recognized restructuring credits of $1.3 million which is included in selling, general and administrative expenses (“SG&A”). There were no restructuring credits for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 we recognized restructuring credits of $1.7 million and $2.7 million, respectively. For the six months ended June 30, 2008, $1.3 million of these credits are included in SG&A.

The restructuring credits for the three and six months ended June 30, 2008 were primarily attributable to lower than expected severance payments to our 2006 restructuring programs partially offset by higher than expected severance payments to our 2007 and prior restructuring programs.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The restructuring credits for the six months ended June 30, 2007 were primarily attributable to lower than expected costs associated with vacating leased facilities.

2007 Restructuring Program

The activity for the 2007 restructuring program for the three and six months ended June 30, 2008, respectively, is presented below (tables in thousands):

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$11,169	$1,104	$(3,064)	$9,209

Total	$11,169	$1,104	$(3,064)	$9,209

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$12,415	$6,362	$(9,568)	$9,209

Total	$12,415	$6,362	$(9,568)	$9,209

The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. The adjustment to the provision in 2008 was primarily attributable to finalizing severance payments. Approximately 425 employees included in this plan have been terminated, and the remaining cash portion owed is $7.7 million which is expected to be substantially paid out through December 31, 2008.

2006 Restructuring Programs

The activity for the 2006 restructuring programs for the three and six months ended June 30, 2008 and 2007, respectively, is presented below (tables in thousands):

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$49,717	$(3,395)	$(23,629)	$22,693
Consolidation of excess facilities	2,528	(255)	—	2,273

Total	$52,245	$(3,650)	$(23,629)	$24,966

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$83,155	$(9,127)	$(51,335)	$22,693
Consolidation of excess facilities	2,563	(290)	—	2,273

Total	$85,718	$(9,417)	$(51,335)	$24,966

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$107,483	$—	$(24,600)	$82,883
Consolidation of excess facilities	5,387	—	(295)	5,092
Contractual and other obligations	525	—	(324)	201

Total	$113,395	$—	$(25,219)	$88,176

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$127,820	$—	$(44,937)	$82,883
Consolidation of excess facilities	5,536	350	(794)	5,092
Contractual and other obligations	4,814	—	(4,613)	201

Total	$138,170	$350	$(50,344)	$88,176

The adjustment to the provision in 2008 results primarily from finalizing severance payments. Substantially all employees included in these programs have been terminated. The remaining cash balance associated with workforce reductions is $18.0 million and is expected to be substantially paid out through 2008. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2018.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three and six months ended June 30, 2008 and 2007, respectively, is presented below (tables in thousands):

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$861	$1,457	$(17)	$2,301
Consolidation of excess facilities	22,524	(258)	(3,319)	18,947
Other contractual obligations	900	—	—	900

Total	$24,285	$1,199	$(3,336)	$22,148

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$1,251	$1,534	$(484)	$2,301
Consolidation of excess facilities	25,710	(258)	(6,505)	18,947
Other contractual obligations	830	75	(5)	900

Total	$27,791	$1,351	$(6,994)	$22,148

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$9,857	$—	$(2,783)	$7,074
Consolidation of excess facilities	34,649	—	(3,925)	30,724
Other contractual obligations	1,922	—	(74)	1,848

Total	$46,428	$—	$(6,782)	$39,646

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$19,219	$—	$(12,145)	$7,074
Consolidation of excess facilities	40,233	(3,020)	(6,489)	30,724
Other contractual obligations	1,916	—	(68)	1,848

Total	$61,368	$(3,020)	$(18,702)	$39,646

All employees included in these programs have been terminated. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2015.

10.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At June 30, 2008, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. The EMC Information Infrastructure business operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring charges and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. As a result of preparing separate financial statements for VMware’s initial public offering in August 2007, there have been some adjustments to VMware’s stand-alone consolidated financial statements that have been recorded in different periods by EMC and VMware. These differences are not material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, SG&A, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

Our segment information for the three and six months ended June 30, 2008 and 2007 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2008
Revenues:
Systems revenues	$1,523,695	$138	$4,179	$1,528,012	$—	$—	$1,528,012
Software revenues:
Software license	494,331	73,277	84,888	652,496	281,143	—	933,639
Software maintenance	283,292	75,660	30,108	389,060	135,665	—	524,725

Total software revenues	777,623	148,937	114,996	1,041,556	416,808	—	1,458,364
Other services revenues	571,929	54,931	24,871	651,731	35,767	—	687,498

Total revenues	2,873,247	204,006	144,046	3,221,299	452,575	—	3,673,874
Cost of sales	1,395,594	76,674	43,131	1,515,399	71,579	58,326	1,645,304

Gross profit	$1,477,653	$127,332	$100,915	1,705,900	380,996	(58,326)	2,028,570

Gross profit percentage	51.4%	62.4%	70.1%	53.0%	84.2%	—	55.2%
Research and development				305,420	94,783	42,299	442,502
Selling, general, and administrative				868,495	178,607	88,572	1,135,674

Total costs and expenses				1,173,915	273,390	130,871	1,578,176

Operating income				531,985	107,606	(189,197)	450,394
Other income, net				33,563	3,562	—	37,125

Income before taxes and minority interest				$565,548	$111,168	$(189,197)	$487,519

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2007
Revenues:
Systems revenues	$1,347,357	$1,708	$5,373	$1,354,438	$—	$—	$1,354,438
Software revenues:
Software license	512,521	69,046	81,300	662,867	205,050	—	867,917
Software maintenance	242,941	60,416	23,392	326,749	73,485	—	400,234

Total software revenues	755,462	129,462	104,692	989,616	278,535	—	1,268,151
Other services revenues	425,199	42,432	14,890	482,521	19,562	—	502,083

Total revenues	2,528,018	173,602	124,955	2,826,575	298,097	—	3,124,672
Cost of sales	1,238,748	65,733	33,470	1,337,951	43,274	42,634	1,423,859

Gross profit	$1,289,270	$107,869	$91,485	1,488,624	254,823	(42,634)	1,700,813

Gross profit percentage	51.0%	62.1%	73.2%	52.7%	85.5%	—	54.4%
Research and development				295,371	62,695	26,900	384,966
Selling, general, and administrative				733,694	124,387	66,268	924,349

Total costs and expenses				1,029,065	187,082	93,168	1,309,315

Operating income				459,559	67,741	(135,802)	391,498
Other income, net				41,195	(5,513)	—	35,682

Income before taxes and minority interest				$500,754	$62,228	$(135,802)	$427,180

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2008
Revenues:
Systems revenues	$2,956,885	$2,659	$8,591	$2,968,135	$—	$—	$2,968,135
Software revenues:
Software license	964,780	131,884	162,159	1,258,823	575,123	—	1,833,946
Software maintenance	574,848	149,418	58,893	783,159	247,784	—	1,030,943

Total software revenues	1,539,628	281,302	221,052	2,041,982	822,907	—	2,864,889
Other services revenues	1,088,563	105,248	49,260	1,243,071	67,838	—	1,310,909

Total revenues	5,585,076	389,209	278,903	6,253,188	890,745	—	7,143,933
Cost of sales	2,716,498	151,031	83,450	2,950,979	140,153	114,836	3,205,968

Gross profit	$2,868,578	$238,178	$195,453	3,302,209	750,592	(114,836)	3,937,965

Gross profit percentage	51.4%	61.2%	70.1%	52.8%	84.3%	—	55.1%
Research and development				599,925	191,956	84,135	876,016
Selling, general, and administrative				1,691,473	351,103	175,313	2,217,889
In-process research and development				—	—	79,204	79,204
Restructuring credits				(357)	—	—	(357)

Total costs and expenses				2,291,041	543,059	338,652	3,172,752

Operating income				1,011,168	207,533	(453,488)	765,213
Other income, net				85,259	6,201	—	91,460

Income before taxes and minority interest				$1,096,427	$213,734	$(453,488)	$856,673

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2007
Revenues:
Systems revenues	$2,650,097	$1,776	$8,331	$2,660,204	$—	$—	$2,660,204
Software revenues:
Software license	999,079	137,518	163,234	1,299,831	374,746	—	1,674,577
Software maintenance	477,737	120,755	45,019	643,511	138,803	—	782,314

Total software revenues	1,476,816	258,273	208,253	1,943,342	513,549	—	2,456,891
Other services revenues	828,033	85,751	28,232	942,016	40,566	—	982,582

Total revenues	4,954,946	345,800	244,816	5,545,562	554,115	—	6,099,677
Cost of sales	2,470,448	128,035	65,186	2,663,669	80,056	85,199	2,828,924

Gross profit	$2,484,498	$217,765	$179,630	2,881,893	474,059	(85,199)	3,270,753

Gross profit percentage	50.1%	63.0%	73.4%	52.0%	85.6%	—	53.6%
Research and development				565,698	122,205	52,455	740,358
Selling, general, and administrative				1,437,273	233,028	129,738	1,800,039
Restructuring credits				(2,670)	—	—	(2,670)

Total costs and expenses				2,000,301	355,233	182,193	2,537,727

Operating income				881,592	118,826	(267,392)	733,026
Other income, net				76,555	(2,187)	—	74,368

Income before taxes and minority interest				$958,147	$116,639	$(267,392)	$807,394

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States	$1,927,094	$1,754,270	$3,812,535	$3,427,550
Europe, Middle East and Africa	1,147,098	900,947	2,199,705	1,774,233
Asia Pacific	440,846	346,636	820,633	667,565
Latin America, Mexico and Canada	158,836	122,819	311,060	230,329

Total	$3,673,874	$3,124,672	$7,143,933	$6,099,677

No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2008 or 2007.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,206.3 million at June 30, 2008 and $9,006.5 million at December 31, 2007. No country other than the United States accounted for 10% or more of these assets at June 30, 2008 or December 31, 2007. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $1,594.3 million at June 30, 2008 and $1,379.5 million at December 31, 2007.

For the three and six months ended June 30, 2008, sales to Dell Inc. accounted for 12.3% and 12.4%, respectively, of our total revenues. For the three and six months ended June 30, 2007, sales to Dell Inc. accounted for 15.6% and 14.6%, respectively, of our total revenues.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.   Income Taxes

Our effective income tax rates were 21.0% and 22.9% for the three and six months ended June 30, 2008, respectively. Our effective income tax rates were 21.7% and 19.9% for the three and six months ended June 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2008 and 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended June 30, 2007 compared to the three months ended June 30, 2008 as a result of the mix of income between our foreign and domestic jurisdictions, partially offset by the expiration of the U.S. federal research and development tax credit.

Our effective income tax rate increased from the six months ended June 30, 2007 compared to the six months ended June 30, 2008 due to non-deductible IPR&D charges in 2008, the expiration of the U.S. federal research and development tax credit for 2008 and higher discrete tax benefits in 2007, partially offset by a change in the mix of income between our foreign and domestic jurisdictions. Non-deductible IPR&D charges totaling $79.2 million during the quarter ended March 31, 2008 and the expiration of the U.S. federal research and development tax credit increased the 2008 effective tax rate by approximately 3.5%. In addition, during the six months ended June 30, 2007, we recognized discrete net tax benefits of $22.2 million which reduced the 2007 effective tax rate by 2.8%. This was made up primarily of reductions of income tax contingencies, release of a valuation allowance recorded on certain foreign deferred tax assets, and the tax benefit from employees’ disqualifying dispositions of qualified stock options.

We have substantially concluded all U.S. federal income tax matters for all years through 2004 and are continuing with the U.S. federal income tax audit for 2005 and 2006. We have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of these examinations, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $46.0 million of individually insignificant unrecognized tax positions may be recognized within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Content Management and Archiving and RSA Information Security. Our objective for our EMC Information Infrastructure business is to achieve profitable growth by increasing our operating income, measured on a cash basis, at a rate greater than our revenue growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to profitably increase revenues. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ information infrastructure requirements. We have enhanced and expanded our portfolio of offerings through both internal research and development (“R&D”) and through acquisitions. We have increased our overall investment in R&D from $565.7 for the six months ended June 30, 2007 to $599.9 for the six months ended June 30, 2008. Additionally, we invested $571.5 on acquisitions during the six months ended June 30, 2008. These R&D expenditures and acquisitions have enabled us and should continue to enable us to introduce new and enhanced offerings. We plan to continue our R&D efforts to enable further innovation so we can continue to introduce new and enhanced offerings. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenues from companies acquired during the last 12 months, contributed $842.9 of revenue to the current quarter and $1,653.5 to the six months ended June 30, 2008.

Concurrent with our objective of growing revenues, we are focused on controlling our costs. In 2008, we have focused and will continue to focus on our indirect spending in order to reduce our overall operating expenses. This will enable us to further reinvest in R&D and add additional sales personnel in higher growth emerging markets and our commercial business.

VMware Virtual Infrastructure

Our VMware Virtual Infrastructure business has achieved significant revenue growth to date and is focused on extending its growth by broadening its product portfolio, enabling choice for customers and driving standards, expanding its network of technology and distribution partners, increasing product awareness and promoting the adoption of server virtualization. In addition to selling to new customers, VMware, Inc. (“VMware”) is also focused on promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). VMware will continue to invest in its corporate infrastructure, including customer support, information technology and general and administrative functions.

The financial focus of VMware is on sustaining its growth in revenue to generate cash flow to expand its industry segment market share and its virtualization solutions. Although VMware is currently the leading provider of virtualization solutions, management believes the adoption by customers of virtualization solutions is at very early stages. The business expects to face competitive threats to its leadership position from a number of companies, some of whom may have significantly greater resources. As a result, management believes it is important to continue to invest in research and product development, sales and marketing and the support function to maintain or expand its leadership in providing virtualization solutions. This investment could result in contracting operating margins as VMware invests in its future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Information Storage	$2,873.2	$2,528.0	$345.2	13.7%
Content Management and Archiving	204.0	173.6	30.4	17.5
RSA Information Security	144.0	125.0	19.0	15.2
VMware Virtual Infrastructure	452.6	298.1	154.5	51.8

Total revenues	$3,673.9	$3,124.7	$549.2	17.6%

	For the Six Months Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Information Storage	$5,585.1	$4,954.9	$630.2	12.7%
Content Management and Archiving	389.2	345.8	43.4	12.6
RSA Information Security	278.9	244.8	34.1	13.9
VMware Virtual Infrastructure	890.7	554.1	336.6	60.7

Total revenues	$7,143.9	$6,099.7	$1,044.2	17.1%

The Information Storage segment revenues include systems, software and other services revenues. Systems revenues were $1,523.7 and $1,347.4 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 13.1% and were $2,956.9 and $2,650.1 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of 11.6%. The increases in systems revenues were due to greater demand for these products attributable to increased demand for our Information Technology (“IT”) infrastructure offerings and a broadened product portfolio. Software revenues were $777.6 and $755.5 for the second quarter of 2008 and 2007, respectively, representing an increase of 2.9% and were $1,539.6 and $1,476.8 for the first six months of 2008 and 2007, respectively, representing an increase of 4.3%. The second quarter increase of 2.9% was due to a $40.4 or 16.6% increase in software maintenance revenues, partially offset by a decrease in software license revenues of $18.2 or 3.5%. The six month increase of 4.3% was due to a $97.1 or 20.3% increase in software maintenance revenues, partially offset by a decrease in software license revenues of $34.3 or 3.4%. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The decline in software license revenues was due to a combination of factors, including existing systems’ customers migrating to higher end systems while continuing to utilize their existing software licenses and increased lower end systems sales which utilize less software. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenue from companies acquired during the last 12 months, contributed $789.1 of revenue to the current quarter and $1,547.9 for the six months ended June 30, 2008. Total other services were $571.9 and $425.2 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 34.5% and were $1,088.6 and $828.0 for the first six months ended June 30, 2008 and 2007, respectively, representing an increase of 31.5%. Other services primarily consist of professional services and system maintenance. Professional services increased 41.1% and 36.8% for the three and six months ended June 30, 2008, respectively, and system maintenance revenues increased 19.8% and 15.8% for the three and six months ended June 30, 2008, respectively. The increase in professional services was partially attributable to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions and to acquisitions consummated in 2007 and 2008. Total information storage revenue growth was also driven by higher sales volume from our channel partners. Our channel partners accounted for 47.3% and 47.9% of the revenue growth in the three and six months ended June 30, 2008, respectively.

The Content Management and Archiving segment revenues primarily include software revenues and other services revenues. Total software revenues were $148.9 and $129.5 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 15.0% and were $281.3 and $258.3 for the six months ended June 30, 2008 and 2007, respectively, representing an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

increase of 8.9%. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenues from companies acquired during the last 12 months, contributed $51.6 for the quarter ended June 30, 2008 and $95.0 for the six months ended June 30, 2008. The 15.0% increase in second quarter software revenues was due to an increase in software maintenance revenues of $15.2 or 25.2% and a $4.2 or 6.1% increase in software license revenue. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The 8.9% increase in software revenues for the six months ended June 30, 2008 was due to an increase in software maintenance revenue of $28.7 or 23.7% partially offset by a $5.6 or 4.1% decrease in software license revenue. The decline in software license revenues was primarily due to lower demand in the United States during the first quarter of 2008. Other services consist primarily of professional services. The increases in other services revenues were due to greater demand for our professional services to support and implement solutions for managing increasing volumes of customers’ unstructured data.

The RSA Information Security segment revenues primarily include software revenues and other services revenues. Total software revenues were $115.0 and $104.7 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 9.8% and were $221.1 and $208.3 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of 6.1%. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenues from companies acquired during the last 12 months, contributed $2.2 to the quarter ended June 30, 2008 and $10.6 for the six months ended June 30, 2008. The 9.8% increase in second quarter software revenues was primarily due to an increase in software maintenance revenues of $6.7 or 28.7% and a $3.6 or 4.4% increase in software license revenues. The 6.1% increase in software revenues for the six months ended June 30, 2008 was primarily due to an increase in software maintenance revenue of $13.9 or 30.8%, partially offset by a $1.1 or a 0.7% decrease in software license revenue. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The change in software license revenues for the six months ended June 30, 2008 was impacted by lower demand in the first quarter of 2008 when compared to the second quarter of 2008. Other services increased $10.0 or 67.0% and $21.0 or 74.5% for the three and six months ended June 30, 2008, respectively, as a result of increased demand for professional services.

The VMware Virtual Infrastructure segment includes software license revenues and service revenues. Total revenues were $452.6 and $298.1 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 51.8% and were $890.7 and $554.1 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of 60.7%. For the three months ended June 30, 2008 software license revenues increased by $76.0 or 37.1%, to $281.1, compared with $205.1 in the second quarter of 2007. For the six months ended June 30, 2008 software license revenues increased by $200.4 or 53.5%, to $575.1, compared with $374.7 for the six months ended June 30, 2007. A significant majority of the revenue growth for the three and six months ended June 30, 2008 compared to the prior year comparable periods is the result of greater demand for VMware’s virtualization product offerings attributable to wider industry acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of VMware’s network of indirect channel partners. VMware expects license revenues to continue to grow throughout 2008, as VMware continues to broaden its virtual infrastructure solutions technology and product portfolio for more uses to more users, increase its channel partner transaction business and acquire new customers. However, it expects the rate of growth to decelerate due primarily to the size and scale of the business and lengthened sales cycles attributable to the uncertain economic environment. ELAs continue to be a significant component of VMware’s revenue growth. Under an ELA, a portion of the revenue is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenue in future periods. Although license revenue grew in the second quarter of 2008 when compared to the second quarter of 2007, license revenue declined slightly from the first quarter of 2008. At the end of the second quarter of 2008, VMware observed a change in certain customers’ behavior with the lengthening of the sales cycle on ELAs that VMware believes is primarily correlated to economic uncertainty, especially in the United States. In certain cases, although customers made the decision to purchase VMware solutions, they did so in smaller quantities. VMware believes this had a negative impact on revenue and deferred revenue in the second quarter. VMware expects this trend to continue throughout 2008 and perhaps longer term.

For the three months ended June 30, 2008, VMware software maintenance and services revenues increased by $78.4 or 84.3%, to $171.4 compared with $93.0 in the second quarter of 2007. For the six months ended June 30, 2008 software maintenance and service revenues increase by $136.2 or 75.9%, to $315.6 compared with $179.4 for the six months ended June 30, 2007. Software maintenance and services revenues primarily consist of software maintenance and professional services revenues. The increase in software maintenance and services revenues for both the three and six months ended June 30, 2008 was primarily attributable to growth in VMware’s software maintenance revenues and to a lesser extent growth in VMware’s professional services revenue. Software maintenance revenue growth reflects the increase in VMware’s license revenues and renewals to customer contracts. Professional services revenue growth reflects increased demand for design and implementation services and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited previously, VMware expects that service revenue will compose a larger proportion of its revenue mix and revenue growth in 2008.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	June 30, 2008	June 30, 2007	% Change
United States	$1,927.1	$1,754.3	9.9%
Europe, Middle East and Africa	1,147.1	900.9	27.3
Asia Pacific	440.8	346.6	27.2
Latin America, Mexico and Canada	158.8	122.8	29.3

	For the Six Months Ended
	June 30, 2008	June 30, 2007	% Change
United States	$3,812.5	$3,427.6	11.2%
Europe, Middle East and Africa	2,199.7	1,774.2	24.0
Asia Pacific	820.6	667.6	22.9
Latin America, Mexico and Canada	311.1	230.3	35.1

Revenue increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 in all of our markets due to greater demand for our products and services. Changes in exchange rates favorably impacted revenue growth by 2.7% and 2.5% for the three and six months ended June 30, 2008, respectively. The impact of the change in rates in both periods was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

Costs and Expenses

The following table presents our costs and expenses, other income and net income:

	For the Three Months Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Cost of revenue:
Information Storage	$1,395.6	$1,238.7	$156.9	12.7%
Content Management and Archiving	76.7	65.7	11.0	16.7
RSA Information Security	43.1	33.5	9.6	28.7
VMware Virtual Infrastructure	71.6	43.3	28.3	65.4
Corporate reconciling items	58.3	42.6	15.7	36.9

Total cost of revenue	1,645.3	1,423.9	221.4	15.5

Gross margins:
Information Storage	1,477.7	1,289.3	188.4	14.6
Content Management and Archiving	127.3	107.9	19.4	18.0
RSA Information Security	100.9	91.5	9.4	10.3
VMware Virtual Infrastructure	381.0	254.8	126.2	49.5
Corporate reconciling items	(58.3)	(42.6)	(15.7)	36.9

Total gross margin	2,028.6	1,700.8	327.8	19.3

Operating expenses:
Research and development (1)	442.5	385.0	57.5	14.9
Selling, general and administrative (2)	1,135.7	924.3	211.4	22.9

Total operating expenses	1,578.2	1,309.3	268.9	20.5

Operating income	450.4	391.5	58.9	15.0
Investment income, interest expense and other income, net	37.1	35.7	1.4	3.9

Income before income taxes	487.5	427.2	60.3	14.1
Provision for income taxes	102.3	92.8	9.5	10.2
Minority interest, net of taxes	(7.7)	—	(7.7)	NM

Net income	$377.5	$334.4	$43.1	12.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Cost of revenue:
Information Storage	$2,716.5	$2,470.4	$246.1	10.0%
Content Management and Archiving	151.0	128.0	23.0	18.0
RSA Information Security	83.5	65.2	18.3	28.1
VMware Virtual Infrastructure	140.2	80.1	60.1	75.0
Corporate reconciling items	114.8	85.2	29.6	34.7

Total cost of revenue	3,206.0	2,828.9	377.1	13.3

Gross margins:
Information Storage	2,868.6	2,484.5	384.1	15.5
Content Management and Archiving	238.2	217.8	20.4	9.4
RSA Information Security	195.5	179.6	15.9	8.9
VMware Virtual Infrastructure	750.6	474.1	276.5	58.3
Corporate reconciling items	(114.8)	(85.2)	(29.6)	34.7

Total gross margin	3,938.0	3,270.8	667.2	20.4

Operating expenses:
Research and development (3)	876.0	740.4	135.6	18.3
Selling, general and administrative (4)	2,217.9	1,800.0	417.9	23.2
In-process research and development	79.2	—	79.2	NM
Restructuring credits	(0.4)	(2.7)	2.3	(85.2)

Total operating expenses	3,172.8	2,537.7	635.1	25.0

Operating income	765.2	733.0	32.2	4.4
Investment income, interest expense and other income, net	91.5	74.4	17.1	23.0

Income before income taxes	856.7	807.4	49.3	6.1
Provision for income taxes	196.5	160.4	36.1	22.5
Minority interest, net of taxes	(13.9)	—	(13.9)	NM

Net income	$646.3	$647.0	$(0.7)	(0.1)%

(1)	Amount includes reconciling items of $42.3 and $26.9 for the three months ended June 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(2)	Amount includes reconciling items of $88.6 and $66.3 for the three months ended June 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(3)	Amount includes reconciling items of $84.1 and $52.5 for the six months ended June 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(4)	Amount includes reconciling items of $175.3 and $129.7 for the six months ended June 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.

NM	– not measurable

Gross Margins

Overall our gross margin percentages were 55.2% and 54.4% for the second quarters of 2008 and 2007, respectively. The improvement in the gross margin percentage in the second quarter of 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 124 basis points and the Content Management and Archiving segment which contributed 8 basis points. These improvements were partially offset by the margin impact of the Information Storage segment and the RSA Information Security segment, which each decreased overall gross margins by 3 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization, decreased the consolidated gross margin percentage by 46 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the six months ended June 30, 2008 and 2007, the overall gross margin percentages were 55.1% and 53.6%, respectively. The improvement in the gross margin percentage for the six months ended June 30, 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 142 basis points and the Information Storage segment which contributed 62 basis points. These improvements were partially offset by the margin impact of the Content Management and Archiving segment, which decreased overall gross margins by 5 basis points, and the RSA Information Security segment, which decreased overall gross margins by 4 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization, decreased the consolidated gross margin percentage by 45 basis points.

For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $15.7 in the corporate reconciling items for the quarter ended June 30, 2008 was attributable to a $10.1 increase in intangible asset amortization expense associated with acquisitions and a $5.6 increase in stock-based compensation expense primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering in the third quarter of 2007. The increase of $29.6 in the corporate reconciling items for the six months ended June 30, 2008 was attributable to a $19.3 increase in intangible asset amortization expense associated with acquisitions and a $10.3 increase in stock-based compensation expense primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering in the third quarter of 2007.

The gross margin percentages for the Information Storage segment were 51.4% and 51.0% for the second quarters of 2008 and 2007, respectively, and were 51.4% and 50.1% for the six months ended June 30, 2008 and 2007, respectively. The increases were primarily attributable to our ability to achieve higher gross margins from our focus on selling overall solutions to our customers.

The gross margin percentages for the Content Management and Archiving segment were 62.4% and 62.1% for the second quarters of 2008 and 2007, respectively. The increase in the gross margin percentage for the three months ended June 30, 2008 was primarily due to improved gross margin in other services when compared to the prior period partially offset by a decrease in the mix of software license and maintenance revenues as a percentage of total segment revenues. For the three months ended June 30, 2008, software license and maintenance revenues as a percentage of total revenues decreased from 74.6% to 73.0%. Software license and maintenance revenues generally provide a higher gross margin percentage than services revenues. For the six months ended June 30, 2008, the Content Management and Archiving segment’s gross margin decreased from 63.0% to 61.2%. This decrease in the gross margin percentage was primarily due to a reduction in the mix of software license and maintenance revenue as a percentage of total segment revenues. Software license and maintenance revenues as a percentage of total revenues declined to 72.3% for the six months ended June 30, 2008 from 74.7% for the six months ended June 30, 2007.

The gross margin percentages for the RSA Information Security segment were 70.1% and 73.2% for the three months ended June 30, 2008 and 2007, respectively. The decrease in the gross margin percentage for the three months ended June 30, 2008 compared to the comparable 2007 period was primarily due to a decrease in the mix of software license and maintenance revenues as a percentage of total segment revenues. Software license and maintenance revenues as a percentage of total revenues decreased from 83.8% for the three months ended June 30, 2007 to 79.8% for the three months ended June 30, 2008. Software license and maintenance revenues generally provide a higher gross margin percentage than services revenues. For the six months ended June 30, 2008, the RSA Information Security segment gross margin decreased from 73.4% to 70.1%. The decrease in the gross margin percentage was primarily due to a decrease in the mix of software license and maintenance revenues as a percentage of total segment revenues. Software license and maintenance revenues as a percentage of total revenues decreased from 85.1% for the six months ended June 30, 2007 to 79.3% for the six months ended June 30, 2008.

The gross margin percentages for VMware Virtual Infrastructure segment were 84.2% and 85.5% for the second quarters of 2008 and 2007, respectively, and were 84.3% and 85.6% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the gross margin percentage for both the three and six months ended June 30, 2008 compared to the comparable 2007 periods were primarily due to a reduction in the mix of software license revenues. Software license revenues as a percentage of total revenues decreased from 68.8% to 62.1% for the three months ended June 30, 2008 and decreased from 67.6% to 64.6% for the six months ended June 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Research and Development

As a percentage of revenues, R&D expenses were 12.0% and 12.3% for the three months ended June 30, 2008 and 2007, respectively, and were 12.3% and 12.1% for the six months ended June 30, 2008 and 2007, respectively. R&D expenses increased $57.5 and $135.6 for the three and six months ended June 30, 2008 compared to the same period in 2007, primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, and higher cost of facilities. Personnel-related costs increased by $67.1 and $131.9 and the cost of facilities increased by $7.8 and $13.9 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Partially offsetting the increases were an increase in capitalized software development costs of $15.4 and $12.6 for the three and six months ended June 30, 2008, respectively, which reduce R&D costs and a reduction in the cost of materials to support new product development of $2.0 and $5.7 for the three and six months ended June 30, 2008, respectively.

Corporate reconciling items within R&D consist of stock-based compensation and intangible asset amortization. These costs increased $15.4 and $31.6 to $42.3 and $84.1 for the three and six months ended June 30, 2008, respectively. For the three months ended June 30, 2008, stock-based compensation expense increased $14.7 and intangible asset amortization increased $0.7. The increase in stock-based compensation expense consisted of an $11.6 increase within the VMware Virtual Infrastructure business and a $3.1 increase within EMC’s Information Infrastructure business. For the six months ended June 30, 2008, stock-based compensation expense increased $30.0 and intangible asset amortization increased $1.6. The increase in stock-based compensation expense for the six months ended June 30, 2008 consisted of a $26.0 increase within the VMware Virtual Infrastructure business and a $4.0 increase within EMC’s Information Infrastructure business. The increase in stock-based compensation within the VMware Virtual Infrastructure business was primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9.5% and 10.4% for the three months ended June 30, 2008 and 2007, respectively, and were 9.6% and 10.2% for the six months ended June 30, 2008 and 2007, respectively. R&D expenses increased $10.0 and $34.2 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. For the three months ended June 30, 2008 the increase was primarily due to higher personnel-related costs and increased facilities costs which increased by $18.8 and $0.9, respectively. Partially offsetting the increase was an increase in capitalized software development costs of $7.7 which reduce R&D costs and a reduction in the cost of materials to support new product development of $2.7. For the six months ended June 30, 2008 the increase was primarily due to higher personel-related costs and increased facilities cost which increased by $40.0 and $3.8, respectively. Partially offsetting the increase was a reduction in the costs of materials to support new product development of $7.1 and an increase in capitalized software development costs of $5.0 which reduce R&D costs.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 20.9% and 21.0% for the three months ended June 30, 2008 and 2007, respectively, and were 21.6% and 22.1% for the six months ended June 30, 2008 and 2007, respectively. R&D expenses increased $32.1 and $69.8 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in R&D expenses consisted primarily of increased salaries, benefits expense and consulting fees, resulting from the deployment of additional resources to support new product development. Partially offsetting these increases were software capitalization costs increases of $7.7 and $7.6 for the three and six months ended June 30, 2008, respectively, which reduce R&D costs.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 30.9% and 29.6% for the three months ended June 30, 2008 and 2007, respectively, and were 31.0% and 29.5% for the six months ended June 30, 2008 and 2007, respectively. SG&A expenses increased by $211.3 and $417.9 for the three and six months ended June 30, 2008 compared to the same periods in 2007, primarily due to higher personnel-related costs, depreciation, travel costs and facilities costs to support the overall growth of the business. Personnel-related costs increased by $161.8 and $306.5, depreciation increased by $12.9 and $26.0, travel increased by $8.1 and $19.0 and facilities increased by $9.7 and $16.9 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Corporate reconciling items within SG&A consist of stock-based compensation and intangible asset amortization. These costs increased $22.3 and $45.6 to $88.6 and $175.3 for the three and six months ended June 30, 2008, respectively, compared to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

same periods in 2007. For the three months ended June 30, 2008, stock-based compensation increased $12.8 and intangible asset amortization increased $9.5. The increase in stock-based compensation consisted of an $11.8 increase within the VMware Virtual Infrastructure business and $1.0 within EMC’s Information Infrastructure business. For the six months ended June 30, 2008, stock-based compensation increased $28.4 and intangible asset amortization increased $17.2. The increase in stock-based compensation consisted of a $24.6 increase within the VMware Virtual Infrastructure business and a $3.8 increase within EMC’s Information Infrastructure business. The increase in stock-based compensation within the VMware Virtual Infrastructure business for the three and six months ended June 30, 2008 was primarily attributable to grants of equity-based compensation made in conjunction with VMware’s initial public offering in the third quarter of 2007. The increase in intangible asset amortization for the three and six months ended June 30, 2008 was attributable to amortization of intangible assets associated with acquisitions by both EMC’s Information Infrastructure business and the VMware Virtual Infrastructure business. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues were 27.0% and 26.0% for the three months ended June 30, 2008 and 2007, respectively, and were 27.0% and 25.9% for the six months ended June 30, 2008 and 2007, respectively. SG&A expenses increased by $134.8 and $254.2 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to higher personnel-related costs, depreciation, travel costs and facilities costs to support the overall growth of the business. Personnel-related costs increased by $101.2 and $185.4, depreciation increased by $8.9 and $17.9, travel increased by $4.4 and $10.7 and facilities increased by $6.8 and $9.5 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues were 39.5% and 41.7% for the three months ended June 30, 2008 and 2007, respectively, and were 39.4% and 42.1% for the six months ended June 30, 2008 and 2007, respectively. SG&A expenses increased $54.2 and $118.1 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in SG&A expenses for both the three and six months ended June 30, 2008 was primarily the result of higher salaries and benefits costs due to increases in sales, marketing and administrative personnel. The resources were added to support the growth of the business, including greater finance and legal personnel in response to being a public company, as well as higher commission expense resulting from increased sales volume.

In-Process Research and Development

In-process research and development (“IPR&D”) was $0.0 and $79.2 for the three and six months ended June 30, 2008, respectively. There were no IPR&D charges for the three or six months ended June 30, 2007. Two IPR&D projects related to the acquisition of Pi Corporation (“Pi”) and one IPR&D project related to the acquisition of Infra Corporation Pty Limited (“Infra”) were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project.

Restructuring Credits

During the three months ended June 30, 2008, we recognized restructuring credits of $1.3 which is included in SG&A. There were no restructuring credits for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 we recognized restructuring credits of $1.7 and $2.7, respectively. For the six months ended June 30, 2008, $1.3 of these credits are included in SG&A.

The restructuring credits for the three and six months ended June 30, 2008 were primarily attributable to lower than expected severance payments to our 2006 restructuring programs partially offset by higher than expected severance payments to our 2007 and prior restructuring programs.

The restructuring credits for the six months ended June 30, 2007 were primarily attributable to lower than expected costs associated with vacating leased facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

2007 Restructuring Program

The activity for the 2007 restructuring program for the three and six months ended June 30, 2008, respectively, is presented below:

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$11.2	$1.1	$(3.1)	$9.2

Total	$11.2	$1.1	$(3.1)	$9.2

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$12.4	$6.4	$(9.6)	$9.2

Total	$12.4	$6.4	$(9.6)	$9.2

The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. The adjustment to the provision in 2008 was primarily attributable to finalizing severance payments. Approximately 425 employees included in this plan have been terminated and the remaining cash portion owed is $7.7 which is expected to be substantially paid out through December 31, 2008.

2006 Restructuring Programs

The activity for the 2006 restructuring programs for the three and six months ended June 30, 2008 and 2007, respectively, is presented below:

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$49.7	$(3.4)	$(23.6)	$22.7
Consolidation of excess facilities	2.5	(0.3)	—	2.3

Total	$52.2	$(3.7)	$(23.6)	$25.0

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$83.2	$(9.1)	$(51.3)	$22.7
Consolidation of excess facilities	2.6	(0.3)	—	2.3

Total	$85.7	$(9.4)	$(51.3)	$25.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$107.5	$—	$(24.6)	$82.9
Consolidation of excess facilities	5.4	—	(0.3)	5.1
Contractual and other obligations	0.5	—	(0.3)	0.2

Total	$113.4	$—	$(25.2)	$88.2

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$127.8	$—	$(44.9)	$82.9
Consolidation of excess facilities	5.5	0.4	(0.8)	5.1
Contractual and other obligations	4.8	—	(4.6)	0.2

Total	$138.2	$0.4	$(50.3)	$88.2

The adjustment to the provision in 2008 results primarily from finalizing severance payments. Substantially all employees included in these programs have been terminated. The remaining cash balance associated with workforce reductions is $18.0 and is expected to be substantially paid out through 2008. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2018.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2005. The activity for these programs for the three and six months ended June 30, 2008 and 2007, respectively, is presented below:

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$0.9	$1.5	$—	$2.3
Consolidation of excess facilities	22.5	(0.3)	(3.3)	18.9
Other contractual obligations	0.9	—	—	0.9

Total	$24.3	$1.2	$(3.3)	$22.1

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$1.3	$1.5	$(0.5)	$2.3
Consolidation of excess facilities	25.7	(0.3)	(6.5)	18.9
Other contractual obligations	0.8	—	—	0.9

Total	$27.8	$1.4	$(7.0)	$22.1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Three Months Ended June 30, 2007

Category	Balance as of March 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$9.9	$—	$(2.8)	$7.1
Consolidation of excess facilities	34.6	—	(3.9)	30.7
Other contractual obligations	1.9	—	—	1.8

Total	$46.4	$—	$(6.8)	$39.6

Six Months Ended June 30, 2007

Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of June 30, 2007
Workforce reductions	$19.2	$—	$(12.1)	$7.1
Consolidation of excess facilities	40.2	(3.0)	(6.5)	30.7
Other contractual obligations	1.9	—	—	1.8

Total	$61.4	$(3.0)	$(18.7)	$39.6

All employees included in these programs have been terminated. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2015.

Investment Income

Investment income was $58.7 and $50.9 for the three months ended June 30, 2008 and 2007, respectively, and was $135.9 and $103.0 for the six months ended June 30, 2008 and 2007, respectively. Investment income increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due to higher average outstanding cash and investment balances and improved returns on sales of investments. The weighted average return on investments, excluding realized losses and gains, was 3.1% and 4.2% for three months ended June 30, 2008 and 2007, respectively, and were 3.4% and 4.3% for the six months ended June 30, 2008 and 2007, respectively. Net realized gains (losses) were ($0.2) and ($6.0) for the three months ended June 30, 2008 and 2007, respectively, and were $4.6 and ($10.5) for the six months ended June 30, 2008 and 2007, respectively.

Interest Expense

Interest expense was $18.8 and $18.1 for the three months ended June 30, 2008 and 2007, respectively, and were $36.8 and $36.4 for the six months ended June 30, 2008 and 2007, respectively. Interest expense consists primarily of interest on the Notes.

Other (Expense) Income, Net

Other (expense) income, net was ($2.8) and $3.0 for the three months ended June 30, 2008 and 2007, respectively, and were ($7.6) and $7.8 for the six months ended June 30, 2008 and 2007, respectively. The change was primarily attributable to an increase in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rates were 21.0% and 22.9% for the three and six months ended June 30, 2008, respectively. Our effective income tax rates were 21.7% and 19.9% for the three and six months ended June 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2008 and 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our effective income tax rate decreased from the three months ended June 30, 2007 compared to the three months ended June 30, 2008 as a result of the mix of income between our foreign and domestic jurisdictions, partially offset by the expiration of the U.S. federal research and development tax credit.

Our effective income tax rate increased from the six months ended June 30, 2007 compared to the six months ended June 30, 2008 due to non-deductible IPR&D charges in 2008, the expiration of the U.S. federal research and development tax credit for 2008 and higher discrete tax benefits in 2007, partially offset by a change in the mix of income between our foreign and domestic jurisdictions. Non-deductible IPR&D charges totaling $79.2 during the quarter ended March 31, 2008 and the expiration of the U.S. federal research and development tax credit increased the 2008 effective tax rate by approximately 3.5%. In addition, during the six months ended June 30, 2007, we recognized discrete net tax benefits of $22.2 which reduced the 2007 effective tax rate by 2.8%. This was made up primarily of reductions of income tax contingencies, release of a valuation allowance recorded on certain foreign deferred tax assets, and the tax benefit from employees’ disqualifying dispositions of qualified stock options.

We have substantially concluded all U.S. federal income tax matters for all years through 2004 and are continuing with the U.S. federal income tax audit for 2005 and 2006. We have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of these examinations, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $46.0 of individually-insignificant unrecognized tax positions may be recognized within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

Minority Interests

As a result of VMware’s initial public offering in the third quarter of 2007, VMware is no longer a wholly-owned subsidiary of EMC. The weighted average minority interest in VMware was 14.7% and 14.5% for the three and six months ended June 30, 2008, respectively, resulting in a minority interest expense of $7.7 and $13.9 for the three and six months ended June 30, 2008, respectively.

Financial Condition and Liquidity

Cash provided by operating activities was $1,536.9 and $1,430.2 for the six months ended June 30, 2008 and 2007, respectively. Cash received from customers was $7,585.8 and $6,391.5 for the six months ended June 30, 2008 and 2007, respectively. The increase in cash received from customers was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $5,947.5 and $4,930.4 for the six months ended June 30, 2008 and 2007, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 40,500 and 33,400 at June 30, 2008 and 2007, respectively. The headcount increase was due to the growth of the business, as well as continued acquisition activity. Inventory increased from $877.2 at December 31, 2007 to $972.0 at June 30, 2008. The increase was attributable to the acquisition of Iomega Corporation which contributed $45.7 to the increase and higher inventory levels to ensure customer demand would be met. Cash received from dividends and interest was $135.1 and $116.7 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, we paid $199.7 and $108.8, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash (used in) provided by investing activities were ($485.8) and $392.4 for the six months ended June 30, 2008 and 2007, respectively. Cash paid for acquisitions, net of cash acquired was $604.8 and $161.0 for the six months ended June 30, 2008 and 2007, respectively. The $443.8 increase in cash paid for acquisitions when compared to the comparable prior period is primarily attributable to an increase in the average investment per acquisition. Capitalized software development costs were $118.8 and $98.0 for the first six months ended June 30, 2008 and 2007, respectively. Net sales and maturities of investments were $567.3 and $982.6 for the first six months ended June 30, 2008 and 2007, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Cash used in financing activities was $312.2 and $492.0 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, we spent $687.0 and $878.2 to repurchase 44.4 million and 60.9 million shares of our common stock, respectively. We plan to spend a total of $1,000.0 to $1,500.0 on common stock repurchases during 2008; however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $289.5 and $355.3 during the six months ended June 30, 2008 and 2007, respectively, from the exercise of stock options. Stock options exercises from VMware’s stock option grants contributed $133.3 to the $289.5 generated in cash from the exercise of options. Additionally, the exercising of stock options generated excess tax benefits of $88.6 for the six months ended June 30, 2008 compared to $32.7 for the six months ended June 30, 2007. The increase in excess tax benefits of $55.9 is primarily attributable to the exercising of VMware options at a per share price in excess of the Black-Sholes value at the date of the grant to the employee.

We have a credit line of $50.0 in the United States. As of June 30, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At June 30, 2008, we were in compliance with the covenants. As of June 30, 2008, the aggregate amount of liabilities of our subsidiaries was approximately $3,200.

At June 30, 2008, our total cash, cash equivalents, and short-term and long-term investments were $8,129.3. This balance includes approximately $1,547 held by VMware and $3,057 held by EMC in overseas entities.

At December 31, 2007, we held $972.5 of auction rate securities and classified these as short-term investments. We have liquidated a portion of these securities through June 30, 2008 reducing our holdings in auction rate securities to $220.5 or 2.7% of our total cash, cash equivalents and investments of $8,129.3 at June 30, 2008. As a result of the volatility in the credit markets, the occurrence of failures of auctions for our auction rate securities and the related impact on the liquidity of these securities, we classified our auction rate securities as long-term investments at June 30, 2008 and we recognized a $10.5 temporary decrease in their value that is included within other comprehensive income. Active quoted market prices are not currently available for auction rate securities. Therefore, to determine the estimated fair value of our investment in auction rate securities we utilized a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. We believe the underlying assumptions in the model, specifically the liquidity discount margin of 2% and an estimated holding period of two years, are reasonable based upon the estimated premium required to hold a similar investment with a similar duration and our experience in liquidating these investments since December 31, 2007. Our investment in auction rate securities is primarily composed of student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education, or to a lesser extent are obligations of municipalities rated single-A or higher. We believe the quality of the collateral underlying these securities will enable us to recover our principal balance.

At June 30, 2008, we held $216.1 of asset and mortgage-backed securities or 2.7% of our total cash, cash equivalents and investment of $8,129.3. These asset and mortgage-backed securities are primarily AAA-rated and the assets underlying these securities are generally residential or commercial mortgage obligations, automobile loans, credit card loans, equipment loans or home equity loans. The average maturity is 0.72 years and 2.0 years for the asset-backed and mortgaged-backed securities, respectively.

At June 30, 2008, we held $5,219.3 of cash and cash equivalents with a maturity of 90 days or less. Due to the nature of these assets, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

The remaining $2,910.0 held at June 30, 2008 was invested in short and long-term investments consisting of U.S. government and agency obligations, U.S. corporate debt securities, asset and mortgage-backed securities, auction rate securities, municipal obligations and foreign debt securities. Included in the $2,910.0 was $220.5 of auction rate securities valued using unobservable inputs. As of June 30, 2008, a 100 basis point change in the unobservable discount rate resulting from a different holding period would result in a change of approximately $4 in the fair value of the auction rate securities.

To date, inflation has not had a material impact on our financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 141R on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Board (“ARB”) No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FAS No. 160 on our financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our financial position and results of operations.

In May 2008, the FASB voted to issue FSP APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a bond portion and a conversion option. The allocation of the bond portion is based upon determining the value of a bond based upon the issuance costs of debt with no conversion option. The residual value is allocated to the conversion option. As a result of this change, the bonds are recorded at a discount which is accreted to its face value over the term of the debt using the effective interest method resulting in additional interest expense. The separated conversion option will be recorded in equity and not marked to market provided that the requirement for equity classification is met. FSP APB 14-1 requires issuers to retroactively revise all periods presented. FSP APB 14-1 is effective for financial statements for fiscal years ended after December 15, 2008 and early adoption is not permitted. We plan to adopt FSP APB 14-1 on January 1, 2009.

Upon adoption of FSP APB 14-1, we expect to revise prior periods by reclassifying approximately $669.1 of our Notes to additional paid-in capital. Our interest expense will increase by $11.5 for 2006, $96.9 for 2007 and $50.3 for the six months ended June 30, 2008.

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

In making its assessment of the changes in internal control over financial reporting as of June 30, 2008, our management excluded the evaluation of the disclosure controls and procedures of Iomega Corporation, which was acquired by EMC on June 9, 2008. See Note 2 to the consolidated financial statements (Acquisitions) under Item 1 for a discussion of the acquisition.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

Because we consolidate VMware’s financial results in our results of operations, our financial performance will be impacted by the financial performance of VMware. VMware’s financial performance may be affected by a number of factors, including, but not limited to:

•	rates of customer adoption for virtualization solutions;

•	fluctuations in demand, adoption, sales cycles and pricing levels for VMware’s products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	VMware’s ability to compete with existing or new competitors;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;

•	the sale of VMware products in the timeframes they anticipate, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the amount of equity-based compensation expense as a result of VMware equity grants;

•	VMware’s ability to effectively manage future growth and acquisitions;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	the timing of the announcement or release of products or upgrades by VMware or by its competitors;

•	VMware’s ability to implement scalable systems of internal controls;

•	VMware’s ability to control costs, including its operating expenses;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in VMware’s domestic and international markets.

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

We held $2.9 billion in short and long-term investments as of June 30, 2008. The investments are invested primarily in investment grade securities, and we limit the amount of investment with any one issuer. A deterioration in the economy, including a credit crisis or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

From time to time, the FASB promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in May 2008 the FASB voted to issue FASB Staff Position (“FSP”) APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. See Note 1 to the consolidated financial statements (New Accounting Pronouncements) under Item 1.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended June 30, 2008, Dell Inc., one of our channel partners, accounted for 12.3% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2008

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	2,951,864		$14.62	2,946,044	262,000,279
May 1, 2008 – May 31, 2008	12,734		$17.30	—	262,000,279
June 1, 2008 – June 30, 2008	5,699,874		$15.41	5,631,182	256,369,097

Total	8,664,472	(2)	$15.14	8,577,226	256,369,097

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 to repurchase 250.0 million shares of our common stock. In April 2008, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock, increasing the aggregate number of shares available for repurchase to 256.4 million. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 87,246 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EMC’s Annual Meeting of Shareholders was held on May 21, 2008. There was no solicitation in opposition to management’s nominees as listed in EMC’s proxy statement, and all such nominees were elected directors for a one-year term. The shareholders ratified the selection by the Audit Committee of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2008, approved amendments to EMC’s Articles of Organization and Bylaws to implement majority vote for directors and approved amendments to EMC’s Articles of Organization to implement simple majority vote. The results of the votes for each of these proposals were as follows:

1.	Election of Directors:

	FOR	WITHHELD
Michael W. Brown	1,716,227,327	40,344,964
Michael J. Cronin	1,712,963,702	43,608,589
Gail Deegan	1,726,668,149	29,904,142
John R. Egan	1,717,984,357	38,587,934
W. Paul Fitzgerald	1,623,841,594	132,730,697
Olli-Pekka Kallasvuo	1,305,941,307	450,630,984
Edmund F. Kelly	1,691,853,703	64,718,588
Windle B. Priem	1,726,122,500	30,449,791
Paul Sagan	1,726,552,053	30,020,238
David N. Strohm	1,714,941,029	41,631,262
Joseph M. Tucci	1,721,997,393	34,574,898

2.	Ratification of the selection by the Audit Committee of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2008:

For:	1,718,253,513
Against:	19,761,085
Abstain:	18,557,693
Broker Non-Vote:	0

3.	Approval of amendments to EMC’s Articles of Organization and Bylaws to implement majority vote for directors:

For:	1,677,693,684
Against:	58,413,124
Abstain:	20,465,483
Broker Non-Vote:	0

4.	Approval of amendments to EMC’s Articles of Organization to implement simple majority vote:

For:	1,721,366,015
Against:	15,248,990
Abstain:	19,957,286
Broker Non-Vote:	0

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 48 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 8, 2008	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (1)

10.1	SysDM, Inc. 2003 Stock Option/Stock Issuance Plan. (filed herewith)

10.2	Iomega Corporation 1997 Stock Incentive Plan, as amended. (filed herewith)

10.3	Iomega Corporation 2007 Stock Incentive Plan. (filed herewith)

10.4*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007. (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Identifies an exhibit that is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed August 6, 2008 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).