Form 10-Q
period 2008-09-30
EMC CORP
filed 2008-11-07
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2008

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2008 was 2,040,753,894.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof or costs incurred in expense reduction initiatives. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors) of this Quarterly Report. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,473,700	$4,482,211
Short-term investments	392,780	1,644,703
Accounts and notes receivable, less allowance for doubtful accounts of $44,377 and $34,389	2,064,551	2,307,512
Inventories	980,939	877,243
Deferred income taxes	478,496	475,544
Other current assets	336,498	265,889

Total current assets	9,726,964	10,053,102
Long-term investments	2,494,779	1,825,572
Property, plant and equipment, net	2,190,343	2,159,396
Intangible assets, net	873,509	940,077
Other assets, net	831,193	775,001
Goodwill	7,002,241	6,531,506

Total assets	$23,119,029	$22,284,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$893,392	$840,886
Accrued expenses	1,572,805	1,696,309
Income taxes payable	66,246	146,104
Deferred revenue	1,926,232	1,724,909

Total current liabilities	4,458,675	4,408,208
Income taxes payable	265,860	246,951
Deferred revenue	1,168,364	1,053,394
Deferred income taxes	274,774	288,175
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	148,427	127,621

Total liabilities	9,766,100	9,574,349
Minority interest in VMware	295,289	188,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,040,754 and 2,102,187 shares	20,408	21,022
Additional paid-in capital	2,560,048	3,038,455
Retained earnings	10,527,872	9,470,289
Accumulated other comprehensive loss, net	(50,688)	(8,449)

Total stockholders’ equity	13,057,640	12,521,317

Total liabilities and stockholders’ equity	$23,119,029	$22,284,654

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Product sales	$2,492,941	$2,332,884	$7,295,022	$6,667,665
Services	1,222,651	966,870	3,564,503	2,731,766

	3,715,592	3,299,754	10,859,525	9,399,431
Costs and expenses:
Cost of product sales	1,156,063	1,056,714	3,350,199	3,131,434
Cost of services	500,809	421,396	1,512,641	1,175,600
Research and development	410,793	383,600	1,286,809	1,123,958
Selling, general and administrative	1,172,579	983,774	3,390,468	2,783,813
In-process research and development	—	800	79,204	800
Restructuring charges (credits)	4,398	(571)	4,041	(3,241)

Operating income	470,950	454,041	1,236,163	1,187,067
Net gain on investments, including gain on sale of VMware stock	—	137,330	—	137,330
Investment income	56,717	67,192	192,587	170,181
Interest expense	(18,492)	(17,937)	(55,328)	(54,366)
Other (expense) income, net	(13,313)	(6,857)	(20,887)	951

Income before taxes and minority interest in VMware	495,862	633,769	1,352,535	1,441,163
Income tax provision	71,452	136,390	267,945	296,770

Income before minority interest in VMware	424,410	497,379	1,084,590	1,144,393
Minority interest in VMware, net of taxes	(13,133)	(4,459)	(27,007)	(4,459)

Net income	$411,277	$492,920	$1,057,583	$1,139,934

Net income per weighted average share, basic	$0.20	$0.24	$0.51	$0.55

Net income per weighted average share, diluted	$0.20	$0.23	$0.50	$0.53

Weighted average shares, basic	2,048,594	2,080,507	2,060,952	2,077,289

Weighted average shares, diluted	2,077,474	2,177,259	2,095,116	2,140,555

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Cash received from customers	$11,437,259	$9,620,908
Cash paid to suppliers and employees	(8,842,798)	(7,455,043)
Dividends and interest received	192,651	182,840
Interest paid	(55,270)	(41,706)
Income taxes paid	(233,500)	(159,106)

Net cash provided by operating activities	2,498,342	2,147,893

Cash flows from investing activities:
Additions to property, plant and equipment	(490,066)	(501,462)
Capitalized software development costs	(209,441)	(163,350)
Purchases of short and long-term available for sale securities	(2,200,508)	(5,053,999)
Sales and maturities of short and long-term available for sale securities	2,766,087	5,871,715
Proceeds from the sale of EMC’s interest in subsidiary to Cisco	—	150,000
Acquisitions, net of cash acquired	(678,218)	(508,574)
Other	(4,410)	(10,860)

Net cash used in investing activities	(816,556)	(216,530)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	176,774	553,319
Proceeds from the sale of VMware’s common stock	—	1,253,533
Issuance of VMware’s common stock from the exercise of stock options	167,417	2,760
Repurchase of EMC’s common stock	(1,119,986)	(1,102,602)
Excess tax benefits from stock-based compensation	96,046	55,250
Payment of short and long-term obligations	(5,678)	(4,369)
Proceeds from short and long-term obligations	2,125	19,550

Net cash (used in) provided by financing activities	(683,302)	777,441

Effect of exchange rate changes on cash and cash equivalents	(6,995)	9,100

Net increase in cash and cash equivalents	991,489	2,717,904
Cash and cash equivalents at beginning of period	4,482,211	1,828,106

Cash and cash equivalents at end of period	$5,473,700	$4,546,010

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,057,583	$1,139,934
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in VMware	27,007	4,459
Net gain on investments, including gain on sale of VMware’s stock	—	(137,330)
Depreciation and amortization	785,871	669,168
Non-cash restructuring and in-process research and development	80,705	800
Stock-based compensation expense	357,668	271,189
Increase in provision for doubtful accounts	16,615	2,605
Deferred income taxes, net	24,473	(31,495)
Excess tax benefits from stock-based compensation	(96,046)	(55,250)
Other	(4,135)	5,262
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	270,942	(188,486)
Inventories	4,039	(2,702)
Other assets	(68,180)	(125,538)
Accounts payable	14,096	109,594
Accrued expenses	(286,691)	(87,235)
Income taxes payable	4,326	169,065
Deferred revenue	290,177	407,357
Other liabilities	19,892	(3,504)

Net cash provided by operating activities	$2,498,342	$2,147,893

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$411,277	$492,920	$1,057,583	$1,139,934
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,136)	11,386	(10,249)	7,480
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of tax of $(9,336), $3,300, $(20,873) and $(70)	(15,424)	16,208	(33,081)	13,540
Changes in market value of derivatives, net of tax of $148, $0, $121 and $(7)	1,329	(348)	1,091	(459)

Other comprehensive (loss) income	(25,231)	27,246	(42,239)	20,561

Comprehensive income	$386,046	$520,166	$1,015,344	$1,160,495

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2008 and 2007.

Revenue Recognition Policy Update

In the second quarter of 2008, we acquired all of the outstanding capital stock of Iomega Corporation (“Iomega”), a global leader in reliable portable data storage (see Note 2 to the consolidated financial statements). Iomega’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, value added resellers (“VARs”), mail order direct marketing resellers (“DMR channels”) and end users. Typically, retail and distribution customer agreements in the United States have provisions that allow the customer to return product under certain conditions within specified time periods. We have established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in our consolidated financial statements. Reserves for estimated returns are based on historical experience. In addition to reserves for estimated returns, we defer recognition of sales and costs of sales of Iomega’s additional inventory in the distribution, retail and DMR channels as the sales price of this additional inventory is not fixed or determinable. For this purpose, additional inventory is the amount of inventory that exceeds the channel’s four-week requirement. OEM and VAR customers are not considered to have additional inventory, as they usually do not carry more than four weeks of inventory.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements

We adopted Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the Financial Accounting Standards Board (“FASB”) issued the following amendments:

•

FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” amends FAS No. 157 to remove certain leasing transactions from its scope.

•

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of FAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations.

•

FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”) clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective October 2008, including prior periods for which financial statements have not been issued.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of the standard on our financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for fiscal years ending after November 15, 2008. We do not expect FAS No. 161 to have a material impact on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect FSP FAS No. 142-3 to have a material impact on our financial position or results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which changes the accounting treatment for certain convertible securities which include our Notes. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a bond portion and a conversion option. The allocation of the bond portion is based upon determining the value of a bond based upon the issuance costs of debt with no conversion option. The residual value is allocated to the conversion option. As a result of this change, the bonds are recorded at a discount which is accreted to its face value over the term of the debt using the effective interest method resulting in additional interest expense. The separated conversion option will be recorded in equity and not marked to market provided that the requirement for equity classification is met. FSP APB 14-1 requires issuers to retroactively revise all periods presented. FSP APB 14-1 is effective for financial statements for fiscal years ended after December 15, 2008 and early adoption is not permitted. We plan to adopt FSP APB 14-1 on January 1, 2009.

Upon adoption of FSP APB 14-1, we will revise prior period financial statements by reclassifying $669.1 million of our Notes to additional paid-in capital. Our interest expense will increase by $9.2 million for 2006, $96.9 million for 2007 and $76.3 million for the nine months ended September 30, 2008.

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

In the first quarter of 2008, we acquired all of the outstanding capital stock of Infra Corporation Pty Limited (“Infra”), a provider of IT service management software. The acquisition of Infra will further enhance our software offerings we provide within the Information Storage segment.

In the second quarter of 2008, we acquired all of the outstanding capital stock of WysDM Software Inc., (“WysDM”), a developer of Data Protection Management (DPM) solutions. The acquisition of WysDM will further expand the storage and security strategy of our Information Storage segment.

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

During the third quarter of 2008, VMware acquired B-hive Networks (“B-hive”), an application performance management software company. The acquisition of B-hive will further enhance VMware’s growing virtualization capabilities.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate purchase price, net of cash acquired for these acquisitions, was $708.2 million and includes $30.0 million payable in 2010 associated with one of the acquisitions. Based on our preliminary purchase price allocations, acquired amortizing intangibles totaling $138.5 million have been recorded with estimated useful lives of between one and ten years. The business combinations resulted in total goodwill of $430.6 million. In addition, $79.2 million was allocated to in-process research and development (“IPR&D”). Two IPR&D projects related to the acquisition of Pi and one IPR&D project related to the acquisition of Infra were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities.

The results of the acquired companies have been included in our consolidated results of operations from their respective closing dates. The following pro forma information gives effect to the business combinations that were completed in the three and nine months ended September 30, 2008 as if the business combinations occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the business combinations been in effect for the periods presented (table in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$3,719,642	$3,421,120	$11,052,092	$9,732,407
Net income	410,553	480,380	1,038,843	1,104,642
Net income per weighted average share, basic	$0.20	$0.23	$0.50	$0.53
Net income per weighted average share, diluted	$0.20	$0.22	$0.49	$0.52

3.   Investments and Fair Value

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

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. We utilize pricing services to assist us in determining the fair value of our short and long-term investments. Our pricing service vendors utilize the most recent observable market information when pricing securities. In the event the security is not listed, our investment advisors assess a variety of factors to determine the market value, including market values from recent transactions at which the security traded, the value of similar securities and pricing models. As part of our process to determine fair value, throughout the year we perform independent verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. At December 31, 2007, our available for sale, short and long-term investments were recognized at fair value which was determined based upon quoted market prices. At September 30, 2008, all of our available for sale, short and long-term investments, excluding auction rate securities, were recognized at fair value which was determined based upon observable inputs from our pricing service vendors. At September 30, 2008, auction rate securities were valued using a discounted cash flow model.

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

At December 31, 2007, we held $972.5 million of auction rate securities and classified these as short-term investments. We have liquidated a portion of these securities through September 30, 2008, reducing our holdings in auction rate securities to $212.7 million or 2.5% of our total cash, cash equivalents and investments of $8,361.3 million. As a result of the volatility in the credit markets, auction failures for our auction rate securities and the related impact on the liquidity of these securities, we classified our auction rate securities as long-term investments at September 30, 2008, and we recognized a $17.8 million temporary decrease in their value that is included within other comprehensive loss since we believe the impairment in value of these investments is only temporary. Our investment in auction rate securities is composed primarily of student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education and secondarily of obligations of municipalities rated single-A or higher. We believe the quality of the collateral underlying these securities will enable us to recover our principal balance.

The following tables summarize the composition of our investments at September 30, 2008 and December 31, 2007 (tables in thousands):

	September 30, 2008
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$994,371	$1,000,013
U.S. corporate debt securities	216,612	211,338
Asset and mortgage-backed securities	202,938	188,433
Municipal obligations	1,231,739	1,227,473
Auction rate securities	230,517	212,669
Foreign debt securities	47,496	47,633

Total	$2,923,673	$2,887,559

	December 31, 2007
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$578,547	$589,558
U.S. corporate debt securities	188,512	189,772
Asset and mortgage-backed securities	276,661	277,050
Municipal obligations	1,387,711	1,392,252
Auction rate securities	972,514	972,525
Foreign debt securities	48,523	49,118

Total	$3,452,468	$3,470,275

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gross unrealized gains on all of our investments were $12.9 million and $22.0 million at September 30, 2008 and December 31, 2007, respectively. Gross unrealized losses on these investments were $49.0 million and $4.2 million at September 30, 2008 and December 31, 2007, respectively.

In accordance with FAS No. 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$3,923,289	$—	$—	$3,923,289
U.S. government and agency obligations	501,357	498,656	—	1,000,013
U.S. corporate debt securities	—	211,338	—	211,338
Asset and mortgage-backed securities	—	188,433	—	188,433
Municipal obligations	—	1,227,473	—	1,227,473
Time deposits	—	59,085	—	59,085
Auction rate securities	—	—	212,669	212,669
Foreign debt securities	—	47,633	—	47,633
Strategic investments in publicly-traded companies	523	—	—	523
Foreign exchange derivative assets	—	53,677	—	53,677
Foreign exchange derivative liabilities	—	(50,684)	—	(50,684)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. During the third quarter, we increased the liquidity discount margin from 2.0% to 3.0% as a result of declining market conditions. The following table provides a summary of changes in fair value of our Level 3 financial assets for each of the three and nine months ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Beginning balance	$220,501	$—
Transfers in from Level 1	—	288,500
Sales	(499)	(57,983)
Unrealized loss included in other comprehensive loss	(7,333)	(17,848)

Balance at September 30, 2008	$212,669	$212,669

Unrealized losses on investments at September 30, 2008 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$397,182	$(2,566)	$498	$(9)	$397,680	$(2,575)
U.S. corporate debt securities	140,348	(5,717)	3,537	(93)	143,885	(5,810)
Asset and mortgage-backed securities	144,672	(9,867)	12,343	(4,754)	157,015	(14,621)
Municipal obligations	701,100	(7,227)	27,257	(677)	728,357	(7,904)
Auction rate securities	202,419	(17,848)	—	—	202,419	(17,848)
Foreign debt securities	25,108	(222)	—	—	25,108	(222)

Total	$1,610,829	$(43,447)	$43,635	$(5,533)	$1,654,464	$(48,980)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at September 30, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the underlying collateral, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity.

4.   Inventories

Inventories consist of (table in thousands):

	September 30, 2008	December 31, 2007
Purchased parts	$106,799	$70,981
Work-in-process	494,329	484,929
Finished goods	379,811	321,333

	$980,939	$877,243

5.   Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	September 30, 2008	December 31, 2007
Furniture and fixtures	$222,668	$217,503
Equipment	3,431,341	3,198,878
Buildings and improvements	1,272,356	1,182,648
Land	115,674	115,539
Construction in progress	85,427	92,183

	5,127,466	4,806,751
Accumulated depreciation and amortization	(2,937,123)	(2,647,355)

	$2,190,343	$2,159,396

Construction in progress at September 30, 2008 includes $62.5 million for a facility not yet placed in service that we are holding for future use.

6.   Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2008	December 31, 2007
Salaries and benefits	$603,063	$672,715
Product warranties	268,631	263,561
Restructuring (See Note 9)	48,348	125,924
Other	652,763	634,109

	$1,572,805	$1,696,309

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from these additional maintenance contracts is deferred and recognized ratably over the service period. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance, beginning of the period	$274,741	$250,754	$263,561	$242,744
Current period accrual	34,072	36,105	123,520	107,284
Amounts charged to the accrual	(40,182)	(32,553)	(118,450)	(95,722)

Balance, end of the period	$268,631	$254,306	$268,631	$254,306

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practical to determine the amounts applicable to each of the components. Additionally, the current period accrual for the nine months ended September 30, 2008 includes $6.3 million assumed in the acquisition of Iomega.

7.   Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator:
Net income, as reported, basic	$411,277	$492,920	$1,057,583	$1,139,934
Incremental dilution from VMware	(1,176)	—	(5,058)	—

Net income, diluted	$410,101	$492,920	$1,052,525	$1,139,934

Denominator:
Basic weighted average common shares outstanding	2,048,594	2,080,507	2,060,952	2,077,289
Weighted average common stock equivalents	28,880	62,687	34,085	51,787
Assumed conversion of the Notes	—	34,065	79	11,479

Diluted weighted average shares outstanding	2,077,474	2,177,259	2,095,116	2,140,555

Options to acquire 154.1 million and 116.6 million shares of our common stock for the three and nine months ended September 30, 2008, respectively, and options to acquire 48.5 million and 108.1 million shares of our common stock for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect. For the three and nine months ended September 30, 2008, there were no shares and 0.1 million shares, respectively, potentially issuable under our Notes. For the three and nine months ended September 30, 2007, there were 34.1 million shares and 11.5 million shares, respectively, potentially issuable under our Notes. For the three and nine months ended September 30, 2008 and 2007, there were no shares potentially issuable under the Sold Warrants because these instruments were not “in the money”. As a result, the Sold Warrants were excluded from the calculation of diluted net income per weighted average share for the three and nine months ended September 30, 2008 and 2007. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

8.   Stockholders’ Equity

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. Our Board of Directors authorized the repurchase of 250.0 million shares of our common stock in April 2006 and an additional 250.0 million shares of our common stock in April 2008. For the three and nine months ended September 30, 2008, we spent

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$433.0 million to repurchase 31.3 million shares of our common stock and $1.1 billion to repurchase 75.7 million shares of our common stock, respectively. Of the 500.0 million shares authorized for repurchase in 2006 and 2008, we have repurchased 274.9 million shares at a cost of $3.8 billion, leaving a remaining balance of 225.1 million shares.

9.   Restructuring Charges (Credits)

For the three months ended September 30, 2008, we recognized a restructuring charge of $4.4 million. For the three months ended September 30, 2007, we recognized a restructuring credit of $0.6 million. For the nine months ended September 30, 2008, we recognized a restructuring charge of $4.0 million. For the nine months ended September 30, 2007, we recognized a restructuring credit of $3.2 million.

The restructuring charge for the three months ended September 30, 2008 was primarily attributable to $5.5 million for employee termination benefits associated with a reduction in force of approximately 75 employees and $3.1 million for the consolidation of excess facilities and other items within our Information Storage, Content Management and Archiving and RSA Information Security segments across all major geographic regions. As of September 30, 2008, substantially all of these employees have been terminated. Partially offsetting this amount were net adjustments of $4.2 million primarily attributable to lower than expected severance payments associated with prior restructuring programs.

The restructuring credit for the three months ended September 30, 2007 was primarily attributable to lower than expected costs of vacating excess facilities in our prior restructuring programs.

The restructuring charge for the nine months ended September 30, 2008 was primarily attributable to $5.5 million for employee termination benefits associated with a reduction in force of approximately 75 employees and $3.1 million for the consolidation of excess facilities and other items within our Information Storage, Content Management and Archiving and RSA Information Security segments across all major geographic regions. Partially offsetting this amount were net adjustments of $4.6 million primarily due to lower than expected severance payments associated with prior restructuring programs.

The restructuring credit for the nine months ended September 30, 2007 was primarily attributable to lower than expected severance payments and lower than expected costs associated with vacating leased facilities in our prior restructuring programs.

2008 Restructuring Program

The activity for the 2008 restructuring program for both the three and nine months ended September 30, 2008 is presented in the following table below (table in thousands):

Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$5,474	$(569)	$4,905	$1,285
Consolidation of excess facilities and other items	3,118	(2,012)	1,106	2,012

Total	$8,592	$(2,581)	$6,011	$3,297

2007 Restructuring Program

The activity for the 2007 restructuring program for the three and nine months ended September 30, 2008, respectively, is presented below (tables in thousands):

Three Months Ended September 30, 2008

Category	Balance as of June 30, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$9,209	$(2,018)	$(2,776)	$4,415

Total	$9,209	$(2,018)	$(2,776)	$4,415

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$12,415	$4,344	$(12,344)	$4,415

Total	$12,415	$4,344	$(12,344)	$4,415

The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. The adjustments to the provision in 2008 were primarily attributable to finalizing severance payments. Substantially all employees included in this plan have been terminated, and the remaining cash portion owed is $4.3 million which is expected to be substantially paid out through December 31, 2008.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2006. The activity for these programs for the three and nine months ended September 30, 2008 and 2007, respectively, is presented below (tables in thousands):

Three Months Ended September 30, 2008

Category	Balance as of June 30, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$24,994	$(2,695)	$(5,945)	$16,354
Consolidation of excess facilities	21,220	519	(1,071)	20,668
Other contractual obligations	900	—	—	900

Total	$47,114	$(2,176)	$(7,016)	$37,922

Nine Months Ended September 30, 2008
Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$84,406	$(10,289)	$(57,763)	$16,354
Consolidation of excess facilities	28,273	(29)	(7,576)	20,668
Other contractual obligations	830	75	(5)	900

Total	$113,509	$(10,243)	$(65,344)	$37,922

Three Months Ended September 30, 2007
Category	Balance as of June 30, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$91,207	$(240)	$(13,057)	$77,910
Consolidation of excess facilities	35,816	(682)	(3,734)	31,400
Other contractual obligations	799	351	(294)	856

Total	$127,822	$(571)	$(17,085)	$110,166

Nine Months Ended September 30, 2007
Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$148,288	$(240)	$(70,138)	$77,910
Consolidation of excess facilities	45,769	(3,352)	(11,017)	31,400
Other contractual obligations	5,481	351	(4,976)	856

Total	$199,538	$(3,241)	$(86,131)	$110,166

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The adjustment to the provision in 2008 results primarily from finalizing severance payments. Substantially all employees included in these programs have been terminated. The remaining cash balance associated with workforce reductions is $11.2 million and is expected to be substantially paid out through 2008. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2018.

10.   Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At September 30, 2008, we were in compliance with the covenants.

Litigation

We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

11.   Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. The EMC Information Infrastructure business operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring charges and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. As a result of preparing separate financial statements for VMware’s initial public offering in the third quarter of 2007, there have been some adjustments to VMware’s stand-alone consolidated financial statements that have been recorded in different periods by EMC and VMware. These differences are not material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, SG&A, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and nine months ended September 30, 2008 and 2007 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2008
Revenues:
Systems revenues	$1,578,757	$185	$5,322	$1,584,264	$—	$—	$1,584,264
Software revenues:
Software license	477,741	62,391	83,457	623,589	285,088	—	908,677
Software maintenance	298,959	77,014	31,302	407,275	147,142	—	554,417

Total software revenues	776,700	139,405	114,759	1,030,864	432,230	—	1,463,094
Other services revenues	552,866	48,479	27,259	628,604	39,630	—	668,234

Total revenues	2,908,323	188,069	147,340	3,243,732	471,860	—	3,715,592
Cost of sales	1,411,369	74,875	43,885	1,530,129	64,954	61,789	1,656,872

Gross profit	$1,496,954	$113,194	$103,455	1,713,603	406,906	(61,789)	2,058,720

Gross profit percentage	51.5%	60.2%	70.2%	52.8%	86.2%	—	55.4%
Research and development				302,216	69,039	39,538	410,793
Selling, general and administrative				892,132	191,544	88,903	1,172,579
Restructuring charges				—	—	4,398	4,398

Total costs and expenses				1,194,348	260,583	132,839	1,587,770

Operating income				519,255	146,323	(194,628)	470,950
Other income, net				23,667	1,245	—	24,912

Income before taxes and minority interest				$542,922	$147,568	$(194,628)	$495,862

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2007
Revenues:
Systems revenues	$1,405,139	$1,485	$4,743	$1,411,367	$—	$—	$1,411,367
Software revenues:
Software license	515,055	79,247	82,979	677,281	244,236	—	921,517
Software maintenance	252,641	61,595	25,126	339,362	86,835	—	426,197

Total software revenues	767,696	140,842	108,105	1,016,643	331,071	—	1,347,714
Other services revenues	450,452	46,985	20,016	517,453	23,220	—	540,673

Total revenues	2,623,287	189,312	132,864	2,945,463	354,291	—	3,299,754
Cost of sales	1,277,492	65,702	38,610	1,381,804	50,891	45,415	1,478,110

Gross profit	$1,345,795	$123,610	$94,254	1,563,659	303,400	(45,415)	1,821,644

Gross profit percentage	51.3%	65.3%	70.9%	53.1%	85.6%	—	55.2%
Research and development				297,558	54,807	31,235	383,600
Selling, general and administrative				760,880	148,021	74,873	983,774
In-process research and development				800	—	—	800
Restructuring credits				(571)	—	—	(571)

Total costs and expenses				1,058,667	202,828	106,108	1,367,603

Operating income				504,992	100,572	(151,523)	454,041
Other income, net				41,860	538	137,330	179,728

Income before taxes and minority interest				$546,852	$101,110	$(14,193)	$633,769

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2008
Revenues:
Systems revenues	$4,535,642	$2,844	$13,913	$4,552,399	$—	$—	$4,552,399
Software revenues:
Software license	1,442,521	194,275	245,616	1,882,412	860,211	—	2,742,623
Software maintenance	873,807	226,432	90,195	1,190,434	394,926	—	1,585,360

Total software revenues	2,316,328	420,707	335,811	3,072,846	1,255,137	—	4,327,983
Other services revenues	1,641,429	153,727	76,519	1,871,675	107,468	—	1,979,143

Total revenues	8,493,399	577,278	426,243	9,496,920	1,362,605	—	10,859,525
Cost of sales	4,127,867	225,906	127,335	4,481,108	205,107	176,625	4,862,840

Gross profit	$4,365,532	$351,372	$298,908	5,015,812	1,157,498	(176,625)	5,996,685

Gross profit percentage	51.4%	60.9%	70.1%	52.8%	84.9%	—	55.2%
Research and development				902,141	260,995	123,673	1,286,809
Selling, general and administrative				2,583,605	542,647	264,216	3,390,468
In-process research and development				—	—	79,204	79,204
Restructuring (credits) charges				(357)	—	4,398	4,041

Total costs and expenses				3,485,389	803,642	471,491	4,760,522

Operating income				1,530,423	353,856	(648,116)	1,236,163
Other income, net				108,926	7,446	—	116,372

Income before taxes and minority interest				$1,639,349	$361,302	$(648,116)	$1,352,535

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2007
Revenues:
Systems revenues	$4,055,237	$3,261	$13,073	$4,071,571	$—	$—	$4,071,571
Software revenues:
Software license	1,514,135	216,765	246,213	1,977,113	618,981	—	2,596,094
Software maintenance	730,377	182,350	70,146	982,873	225,638	—	1,208,511

Total software revenues	2,244,512	399,115	316,359	2,959,986	844,619	—	3,804,605
Other services revenues	1,278,484	132,736	48,248	1,459,468	63,787	—	1,523,255

Total revenues	7,578,233	535,112	377,680	8,491,025	908,406	—	9,399,431
Cost of sales	3,747,940	193,737	103,796	4,045,473	130,947	130,614	4,307,034

Gross profit	$3,830,293	$341,375	$273,884	4,445,552	777,459	(130,614)	5,092,397

Gross profit percentage	50.5%	63.8%	72.5%	52.4%	85.6%	—	54.2%
Research and development				863,256	177,012	83,690	1,123,958
Selling, general and administrative				2,198,153	381,049	204,611	2,783,813
In-process research and development				800	—	—	800
Restructuring credits				(3,241)	—	—	(3,241)

Total costs and expenses				3,058,968	558,061	288,301	3,905,330

Operating income				1,386,584	219,398	(418,915)	1,187,067
Other income (expense), net				118,415	(1,649)	137,330	254,096

Income before taxes and minority interest				$1,504,999	$217,749	$(281,585)	$1,441,163

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
United States	$2,024,975	$1,884,307	$5,837,510	$5,311,857
Europe, Middle East and Africa	1,126,216	940,826	3,325,921	2,715,059
Asia Pacific	397,447	334,375	1,218,080	1,001,940
Latin America, Mexico and Canada	166,954	140,246	478,014	370,575

Total	$3,715,592	$3,299,754	$10,859,525	$9,399,431

No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2008 or 2007.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,287.8 million at September 30, 2008 and $9,006.5 million at December 31, 2007. No country other than the United States accounted for 10% or more of these assets at September 30, 2008 or December 31, 2007. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $1,609.5 million at September 30, 2008 and $1,379.5 million at December 31, 2007.

For the three and nine months ended September 30, 2008, sales to Dell Inc. accounted for 10.4% and 11.7%, respectively, of our total revenues. For the three and nine months ended September 30, 2007, sales to Dell Inc. accounted for 15.8% and 15.0%, respectively, of our total revenues.

12.   Income Taxes

Our effective income tax rates were 14.4% and 19.8% for the three and nine months ended September 30, 2008, respectively. Our effective income tax rates were 21.5% and 20.6% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2008 and 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended September 30, 2007 to the three months ended September 30, 2008 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits of $28.6 million during the third quarter of 2008, principally from the utilization of foreign tax credits, which favorably impacted the tax rate by 5.8%. Partially offsetting these benefits was the loss of the U.S. federal research and development credit which expired at the end of 2007. Additionally, in 2007, our tax rate benefited from the release of a $29.3 million valuation reserve on a capital loss when we recognized taxes from the capital gain on the sale of VMware stock which had a net favorable impact on the 2007 tax rate of 1.5%.

Our effective income tax rate decreased from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits of $28.6 million during the third quarter of 2008, principally from the utilization of foreign tax credits, which favorably impacted the tax rate by 2.1%. Partially offsetting these benefits was the loss of the U.S. federal research and development credit which expired at the end of 2007 and non-deductible IPR&D charges totaling $79.2 million incurred in 2008. Additionally, in 2007, our tax rate benefited from the release of a $29.3 million valuation reserve on a capital loss when we recognized taxes from the capital gain on the sale of VMware stock which had a net favorable impact on the 2007 tax rate of 0.5%.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the U.S. federal research and development credit which expired at the end of 2007 was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in EMC’s fourth quarter of 2008, which is the quarter in which the law was enacted.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements do not include the impact of any potential mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof or costs incurred in expense reduction initiatives.

All dollar amounts expressed numerically in the MD&A are in millions, except per share amounts.

Certain tables may not add due to rounding.

INTRODUCTION

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Content Management and Archiving and RSA Information Security. Our long-term objective for our EMC Information Infrastructure business is to achieve profitable growth by increasing our operating income, measured on a cash basis, at a rate greater than our revenue growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to profitably increase revenues in the long-term. Our efforts over the past few years have been primarily focused on growing revenues by enhancing and expanding our portfolio of offerings to satisfy our customers’ information infrastructure requirements. We have enhanced and expanded our portfolio of offerings through both internal research and development (“R&D”) and through acquisitions. We have increased our overall investment in R&D from $863.3 for the nine months ended September 30, 2007 to $902.1 for the nine months ended September 30, 2008. Additionally, we invested $587.6 on acquisitions during the nine months ended September 30, 2008. These R&D expenditures and acquisitions have enabled us and should continue to enable us to introduce new and enhanced offerings. We plan to continue our R&D efforts to enable further innovation so we can continue to introduce new and enhanced offerings. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenues from companies acquired during the last 12 months, contributed $746.1 of revenue to the current quarter and $2,399.6 to the nine months ended September 30, 2008.

Concurrent with our objective of growing revenues, we are focusing on controlling costs. Beginning in 2006 and through 2007, we continued our implementation of an integration plan for the EMC Information Infrastructure business, including most of the acquisitions we had made over the prior three years. The objectives of the plan were to improve efficiencies across our EMC Information Infrastructure business and reduce costs, while presenting a more unified “One EMC” to our customers. The plan included a workforce reduction of approximately 1,350 employees worldwide, consolidation of facilities, termination of contracts and abandonment of assets from which we would no longer derive a benefit. Throughout 2008, we have continued our cost control initiatives by carefully managing headcount growth, driving productivity and optimizing our non-people spend across the business. In addition to these programs, we are now planning further expense reductions. We are in the process of reviewing our back office and infrastructure costs, as well as parts of the business with low productivity or high cost. While the current outcome of such plans has not yet been determined, the plans may result in additional costs being incurred as a result of these expense reduction initiatives. Additionally, such actions could result in the impairment of assets should management determine to change any of its operating business model.

VMware Virtual Infrastructure

Our VMware Virtual Infrastructure business has achieved significant revenue growth to date by focusing on delivering new virtual infrastructure software solutions technology and products, expanding its network of technology and distribution partners, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The current financial focus of VMware is on revenue growth to generate cash flows to fund its expansion of industry segment share and its virtual infrastructure solutions. VMware expects to continue its revenue growth by broadening its virtual infrastructure software solutions technology and product portfolio for more uses to more users.

Although VMware is currently the leading provider of virtualization solutions, management believes the adoption by customers of virtualization solutions is at very early stages. The business expects to face competitive threats to its leadership position from a number of companies, some of whom may have significantly greater resources. As a result, management believes it is important to continue to invest in strategic initiatives related to research and product development, market expansion and the associated support functions to expand its leadership in providing virtualization solutions. This investment could result in contracting operating margins as VMware invests in its future.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Information Storage	$2,908.3	$2,623.3	$285.0	10.9%
Content Management and Archiving	188.1	189.3	(1.2)	(0.6)
RSA Information Security	147.3	132.9	14.4	10.8
VMware Virtual Infrastructure	471.9	354.3	117.6	33.2

Total revenues	$3,715.6	$3,299.8	$415.8	12.6%

	For the Nine Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Information Storage	$8,493.4	$7,578.2	$915.2	12.1%
Content Management and Archiving	577.3	535.1	42.2	7.9
RSA Information Security	426.2	377.7	48.5	12.8
VMware Virtual Infrastructure	1,362.6	908.4	454.2	50.0

Total revenues	$10,859.5	$9,399.4	$1,460.1	15.5%

The Information Storage segment revenues include systems, software and other services revenues. Systems revenues were $1,578.8 and $1,405.1 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 12.4% and were $4,535.6 and $4,055.2 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 11.8%. The increases in systems revenues were due to greater demand for these products attributable to increased demand for our Information Technology (“IT”) infrastructure offerings and a broadened product portfolio. Software revenues were $776.7 and $767.7 for the third quarter of 2008 and 2007, respectively, representing an increase of 1.2% and were $2,316.3 and $2,244.5 for the first nine months of 2008 and 2007, respectively, representing an increase of 3.2%. The third quarter increase of 1.2% was due to a $46.3 or 18.3% increase in software maintenance revenues, partially offset by a decrease in software license revenues of $37.3 or 7.2%. The nine month increase of 3.2% was due to a $143.4 or 19.6% increase in software maintenance revenues, partially offset by a decrease in software license revenues of $71.6 or 4.7%. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The decline in software license revenues was due to a combination of factors, including existing systems’ customers migrating to higher end systems while continuing to utilize their existing software licenses and increased lower-end systems sales which utilize less software. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenue from companies acquired during the last 12 months, contributed $692.4 of revenue to the current quarter and $2,240.3 for the nine months ended September 30, 2008. Total other services were $552.9 and $450.5 for the three months ended September 30, 2008 and 2007, respectively, representing an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

increase of 22.7% and were $1,641.4 and $1,278.5 for the first nine months ended September 30, 2008 and 2007, respectively, representing an increase of 28.4%. Other services primarily consist of professional services and system maintenance. Professional services increased 24.8% and 32.6% for the three and nine months ended September 30, 2008, respectively, and system maintenance revenues increased 16.7% and 18.1% for the three and nine months ended September 30, 2008, respectively. The increase in professional services was partially attributable to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions and to acquisitions consummated in 2007 and 2008. Total information storage revenue growth was also driven by higher sales volume from our channel partners. Our channel partners accounted for 49.5% and 48.4% of the revenue growth in the three and nine months ended September 30, 2008, respectively.

The Content Management and Archiving segment revenues primarily include software revenues and other services revenues. Total software revenues were $139.4 and $140.8 for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 1.0% and were $420.7 and $399.1 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 5.4%. The 1.0% decrease in third quarter software revenues was primarily due to a decrease in software license revenues of $16.9 or 21.3% partially offset by an increase in software maintenance revenues of $15.4 or 25.0%. The 5.4% increase in software revenues for the nine months ended September 30, 2008 was due to an increase in software maintenance revenue of $44.1 or 24.2% partially offset by a $22.5 or 10.4% decrease in software license revenue. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The decrease in software license revenues for both the three- and nine-month periods ended September 30, 2008 was attributable to lower demand for application software resulting from the current economic uncertainty. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenues from companies acquired during the last 12 months, contributed $49.8 for the quarter ended September 30, 2008 and $144.8 for the nine months ended September 30, 2008. Other services revenues increased $1.5 or 3.2% and $21.0 or 15.8% for the three and nine months ended September 30, 2008, respectively, as a result of increased demand for professional services to support and implement solutions for managing increasing volumes of customers’ unstructured data.

The RSA Information Security segment revenues primarily include software revenues and other services revenues. Total software revenues were $114.8 and $108.1 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 6.2% and were $335.8 and $316.4 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 6.1%. Revenue from new and enhanced product offerings introduced in the last 12 months, including all product revenues from companies acquired during the last 12 months, contributed $3.9 to the quarter ended September 30, 2008 and $14.5 for the nine months ended September 30, 2008. The 6.2% increase in third quarter software revenues was primarily due to an increase in software maintenance revenues of $6.2 or 24.6% and a $0.5 or 0.6% increase in software license revenues. The 6.1% increase in software revenues for the nine months ended September 30, 2008 was primarily due to an increase in software maintenance revenue of $20.0 or 28.6%, partially offset by a $0.6 or 0.2% decrease in software license revenue. Software maintenance revenues increased due to continued demand for support and unspecified upgrades from our installed base. The change in software license revenues for the nine months ended September 30, 2008 was impacted by lower demand in the first quarter of 2008 when compared to the first quarter of 2007. Other services revenues increased $7.2 or 36.2% and $28.3 or 58.6% for the three and nine months ended September 30, 2008, respectively, as a result of increased demand for professional services.

The VMware Virtual Infrastructure segment includes software license revenues and services revenues. Total revenues were $471.9 and $354.3 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 33.2% and were $1,362.6 and $908.4 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 50.0%. Software license revenues were $285.1 and $244.2 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 16.7% and were $860.2 and $619.0 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 39.0%. A significant majority of the revenue growth for the three and nine months ended September 30, 2008 compared to the prior year comparable periods is the result of greater demand for VMware’s virtualization product offerings attributable to wider industry acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of VMware’s network of indirect channel partners. VMware expects the rate of growth to decelerate due primarily to the size and scale of its business and lengthened sales cycles attributable to challenges its customers may face in the current uncertain economic environment, such as decreases in IT budgets and difficulties in obtaining financing. ELAs continue to be a significant component of VMware’s revenue growth. Under a typical ELA, a portion of the revenue is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenue in future periods. Although license revenue grew in the third quarter of 2008 when compared to the third quarter of 2007, license revenue remained relatively flat from the second quarter of 2008. At the end of the third quarter of 2008, VMware continued to observe the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

lengthening of the sales cycle on ELAs that VMware believes is primarily correlated to economic uncertainty, especially in the United States. In addition, some customers purchased VMware solutions in smaller quantities often through the channel to meet their immediate needs, forgoing larger discounts offered under ELAs. VMware believes this had a negative impact on its revenues and deferred revenue in the third quarter. VMware expects this trend to continue throughout 2008 and perhaps longer term.

VMware software maintenance and services revenues were $186.8 and $110.1 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 69.7% and were $502.4 and $289.4 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 73.6%. Software maintenance and services revenues primarily consist of software maintenance and professional services revenues. This growth reflects the increase in VMware’s license revenues, as software maintenance services are generally purchased with licenses, the benefit from multi-year software maintenance contracts sold in previous periods and renewals of existing customer software maintenance contracts. Professional services revenue growth reflects increased demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited previously, VMware expects that services revenue will compose a larger proportion of its revenue mix and revenue growth in 2008.

Consolidated revenues by geography were as follows:

	For the Three Months Ended		% Change
	September 30, 2008	September 30, 2007
United States	$2,025.0	$1,884.3	7.5%
Europe, Middle East and Africa	1,126.2	940.8	19.7
Asia Pacific	397.4	334.4	18.8
Latin America, Mexico and Canada	167.0	140.2	19.1

	For the Nine Months Ended		% Change
	September 30, 2008	September 30, 2007
United States	$5,837.5	$5,311.9	9.9%
Europe, Middle East and Africa	3,325.9	2,715.1	22.5
Asia Pacific	1,218.1	1,001.9	21.6
Latin America, Mexico and Canada	478.0	370.6	29.0

Revenue increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 in all of our markets due to greater demand for our products and services. Changes in exchange rates favorably impacted revenue growth by 1.2% and 2.0% for the three and nine months ended September 30, 2008, respectively. The impact of the change in rates in both periods was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income:

	For the Three Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Cost of revenue:
Information Storage	$1,411.4	$1,277.5	$133.9	10.5%
Content Management and Archiving	74.9	65.7	9.2	14.0
RSA Information Security	43.9	38.6	5.3	13.7
VMware Virtual Infrastructure	65.0	50.9	14.1	27.7
Corporate reconciling items	61.8	45.4	16.4	36.1

Total cost of revenue	1,656.9	1,478.1	178.8	12.1

Gross margins:
Information Storage	1,497.0	1,345.8	151.2	11.2
Content Management and Archiving	113.2	123.6	(10.4)	(8.4)
RSA Information Security	103.5	94.3	9.2	9.8
VMware Virtual Infrastructure	406.9	303.4	103.5	34.1
Corporate reconciling items	(61.8)	(45.4)	(16.4)	36.1

Total gross margin	2,058.7	1,821.6	237.1	13.0

Operating expenses:
Research and development (1)	410.8	383.6	27.2	7.1
Selling, general and administrative (2)	1,172.6	983.8	188.8	19.2
In-process research and development	—	0.8	(0.8)	NM
Restructuring charges (credits)	4.4	(0.6)	5.0	NM

Total operating expenses	1,587.8	1,367.6	220.2	16.1

Operating income	471.0	454.0	17.0	3.7
Investment income, interest expense and other income, net (3)	24.9	179.7	(154.8)	(86.1)

Income before income taxes	495.9	633.8	(137.9)	(21.8)
Provision for income taxes	71.5	136.4	(64.9)	(47.6)
Minority interest, net of taxes	(13.1)	(4.5)	(8.6)	191.1

Net income	$411.3	$492.9	$(81.6)	(16.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Cost of revenue:
Information Storage	$4,127.9	$3,747.9	$380.0	10.1%
Content Management and Archiving	225.9	193.7	32.2	16.6
RSA Information Security	127.3	103.8	23.5	22.6
VMware Virtual Infrastructure	205.1	130.9	74.2	56.7
Corporate reconciling items	176.6	130.6	46.0	35.2

Total cost of revenue	4,862.8	4,307.0	555.8	12.9

Gross margins:
Information Storage	4,365.5	3,830.3	535.2	14.0
Content Management and Archiving	351.4	341.4	10.0	2.9
RSA Information Security	298.9	273.9	25.0	9.1
VMware Virtual Infrastructure	1,157.5	777.5	380.0	48.9
Corporate reconciling items	(176.6)	(130.6)	(46.0)	35.2

Total gross margin	5,996.7	5,092.4	904.3	17.8

Operating expenses:
Research and development (4)	1,286.8	1,124.0	162.8	14.5
Selling, general and administrative (5)	3,390.5	2,783.8	606.7	21.8
In-process research and development	79.2	0.8	78.4	9,800.0
Restructuring charges (credits)	4.0	(3.2)	7.2	NM

Total operating expenses	4,760.5	3,905.3	855.2	21.9

Operating income	1,236.2	1,187.1	49.1	4.1
Investment income, interest expense and other income, net (6)	116.4	254.1	(137.7)	(54.2)

Income before income taxes	1,352.5	1,441.2	(88.7)	(6.2)
Provision for income taxes	267.9	296.8	(28.9)	(9.7)
Minority interest, net of taxes	(27.0)	(4.5)	(22.5)	500.0

Net income	$1,057.6	$1,139.9	$(82.3)	(7.2)%

(1)	Amount includes reconciling items of $39.5 and $31.2 for the three months ended September 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(2)	Amount includes reconciling items of $88.9 and $74.9 for the three months ended September 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(3)	Amount includes reconciling items of $0.0 and $137.3 for the three months ended September 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(4)	Amount includes reconciling items of $123.7 and $83.7 for the nine months ended September 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(5)	Amount includes reconciling items of $264.2 and $204.6 for the nine months ended September 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.
(6)	Amount includes reconciling items of $0.0 and $137.3 for the nine months ended September 30, 2008 and 2007, respectively. See footnote 11 for additional information regarding corporate reconciling items.

NM	– not measurable

Gross Margins

Overall, our gross margin percentages were 55.4% and 55.2% for the third quarters of 2008 and 2007, respectively. The improvement in the gross margin percentage in the third quarter of 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 110 basis points, and the RSA Information Security segment, which contributed 3 basis points. These improvements were partially offset by the margin impact of the Content Management and Archiving segment, which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

decreased overall gross margins by 28 basis points and the Information Storage segment which decreased overall gross margins by 18 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization decreased the consolidated gross margin percentage by 47 basis points.

For the nine months ended September 30, 2008 and 2007, the overall gross margin percentages were 55.2% and 54.2%, respectively. The improvement in the gross margin percentage for the nine months ended September 30, 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 130 basis points and the Information Storage segment which contributed 33 basis points. These improvements were partially offset by the margin impact of the Content Management and Archiving segment, which decreased overall gross margins by 13 basis points and the RSA Information Security segment which decreased overall gross margins by 3 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization decreased the consolidated gross margin percentage by 47 basis points.

For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $16.4 in the corporate reconciling items for the quarter ended September 30, 2008 was attributable to a $10.4 increase in intangible asset amortization expense associated with acquisitions and a $6.0 increase in stock-based compensation expense primarily attributable to VMware equity grants. The increase of $46.0 in the corporate reconciling items for the nine months ended September 30, 2008 was attributable to a $29.6 increase in intangible asset amortization expense associated with acquisitions and a $16.4 increase in stock-based compensation expense primarily attributable to VMware equity grants.

The gross margin percentages for the Information Storage segment were 51.5% and 51.3% for the third quarters of 2008 and 2007, respectively, and were 51.4% and 50.5% for the nine months ended September 30, 2008 and 2007, respectively. The increases in the gross margin percentage for both the three and nine months ended September 30, 2008 compared to the comparable 2007 periods were primarily attributable to our ability to achieve higher gross margins from our focus on selling overall solutions to our customers, partially offset by the negative margin impact from the acquisition of Iomega in June of 2008. The acquisition of Iomega in the second quarter of 2008 reduced gross margins by 100 basis points and 40 basis points for the three and nine months ended September 30, 2008, respectively. Iomega operates within the consumer and small business marketplace which historically has had lower gross margins than our traditional Information Storage segment.

The gross margin percentages for the Content Management and Archiving segment were 60.2% and 65.3% for the third quarters of 2008 and 2007, respectively, and were 60.9% and 63.8% for the nine months ended September 30, 2008 and 2007, respectively. The decreases in the gross margin percentage for both the three and nine months ended September 30, 2008 compared to the comparable 2007 periods were primarily attributable to a decline in software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased from 41.9% for the three months ended September 30, 2007 to 33.2% for the three months ended September 30, 2008. Software license revenues as a percentage of total revenues decreased from 40.5% for the nine months ended September 30, 2007 to 33.7% for the nine months ended September 30, 2008. Software license revenues generally provide a higher gross margin percentage than software maintenance and other services revenues.

The gross margin percentages for the RSA Information Security segment were 70.2% and 70.9% for the third quarters of 2008 and 2007, respectively, and were 70.1% and 72.5% for the nine months ended September 30, 2008 and 2007, respectively. The decreases in the gross margin percentage for the three and nine months ended September 30, 2008 compared to the comparable 2007 periods were primarily due to a decrease in software license and maintenance revenues as a percentage of total segment revenues. Software license and maintenance revenues generally provide a higher gross margin percentage than services revenues. Software license and maintenance revenues as a percentage of total revenues decreased from 81.4% for the three months ended September 30, 2007 to 77.9% for the three months ended September 30, 2008. Software license and maintenance revenues as a percentage of total revenues decreased from 83.8% for the nine months ended September 30, 2007 to 78.8% for the nine months ended September 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The gross margin percentages for the VMware Virtual Infrastructure segment were 86.2% and 85.6% for the third quarters of 2008 and 2007, respectively, and were 84.9% and 85.6% for the nine months ended September 30, 2008 and 2007, respectively. The increase in the gross margin percentage for the three months ended September 30, 2008 compared to the comparable 2007 period was primarily due to a reclassification of immaterial costs of services to SG&A, partially offset by a reduction in software license revenues. Software license revenues as a percentage of total revenues decreased from 68.9% to 60.4% for the three months ended September 30, 2008. Software license and maintenance revenues generally provide a higher gross margin percentage than services revenues. The decrease in the gross margin percentage for the nine months ended September 30, 2008 compared to the comparable 2007 period was primarily due to a reduction in the mix of software license revenues. Software license revenues as a percentage of total revenues decreased from 68.1% to 63.1% for the nine months ended September 30, 2008.

Research and Development

As a percentage of revenues, R&D expenses were 11.1% and 11.6% for the three months ended September 30, 2008 and 2007, respectively, and were 11.8% and 12.0% for the nine months ended September 30, 2008 and 2007, respectively. R&D expenses increased $27.2 and $162.9 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, and higher cost of facilities. Personnel-related costs increased by $49.4 and $189.5 and the cost of facilities increased by $7.0 and $21.0 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Partially offsetting the increases were an increase in capitalized software development costs of $25.2 and $46.1 for the three and nine months ended September 30, 2008, respectively, which reduce R&D costs and a reduction in the cost of materials to support new product development of $7.6 and $13.3 for the three and nine months ended September 30, 2008, respectively.

Corporate reconciling items within R&D consist of stock-based compensation and intangible asset amortization. These costs increased $8.3 and $40.0 to $39.5 and $123.7 for the three and nine months ended September 30, 2008, respectively. For the three months ended September 30, 2008, stock-based compensation expense increased $7.7 and intangible asset amortization increased $0.6. The increase in stock-based compensation expense consisted of a $5.2 increase within EMC’s Information Infrastructure business and a $2.5 increase within the VMware Virtual Infrastructure business. For the nine months ended September 30, 2008, stock-based compensation expense increased $37.8 and intangible asset amortization increased $2.2. The increase in stock-based compensation expense for the nine months ended September 30, 2008 consisted of a $28.6 increase within the VMware Virtual Infrastructure business and a $9.2 increase within EMC’s Information Infrastructure business. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9.3% and 10.1% for the three months ended September 30, 2008 and 2007, respectively, and were 9.5% and 10.2% for the nine months ended September 30, 2008 and 2007, respectively. R&D expenses increased $4.7 and $38.9 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. For the three months ended September 30, 2008, the increase was primarily due to higher personnel-related costs and increased facilities costs which increased by $21.1 and $0.8, respectively. Partially offsetting the increase was an increase in capitalized software development costs of $9.6 which reduced R&D costs and a reduction in the cost of materials to support new product development of $7.8. For the nine months ended September 30, 2008, the increase was primarily due to higher personnel-related costs and increased facilities cost which increased by $71.8 and $4.6, respectively. Partially offsetting the increase was a reduction in the costs of materials to support new product development of $14.8 and an increase in capitalized software development costs of $25.3 which reduced R&D costs.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 14.6% and 15.5% for the three months ended September 30, 2008 and 2007, respectively, and were 19.2% and 19.5% for the nine months ended September 30, 2008 and 2007, respectively. R&D expenses increased $14.2 and $84.0 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in R&D expenses was primarily attributable to incremental headcount to support the growth of the business, resulting in increased salaries and benefits expense. Partially offsetting these increases were software capitalization costs increases of $15.6 and $20.8 for the three and nine months ended September 30, 2008, respectively, which reduced R&D costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 31.6% and 29.8% for the three months ended September 30, 2008 and 2007, respectively, and were 31.2% and 29.6% for the nine months ended September 30, 2008 and 2007, respectively. SG&A expenses increased by $188.8 and $606.7 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to higher personnel-related costs, depreciation, travel costs, facilities costs to support the overall growth of the business and increased bad debt provisions. Personnel-related costs increased by $104.3 and $382.4, depreciation increased by $12.3 and $38.3, travel increased by $1.8 and $20.8, facilities increased by $10.0 and $27.0 and bad debt provisions increased by $12.3 and $16.6 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Corporate reconciling items within SG&A consist of stock-based compensation and intangible asset amortization. These costs increased $14.0 and $59.6 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. For the three months ended September 30, 2008, stock-based compensation increased $3.9 and intangible asset amortization increased $10.1. The increase in stock-based compensation consisted of a $4.1 increase within EMC’s Information Infrastructure business and a $0.2 decrease within the VMware Virtual Infrastructure business. For the nine months ended September 30, 2008, stock-based compensation increased $32.3 and intangible asset amortization increased $27.3. The increase in stock-based compensation consisted of a $24.3 increase within the VMware Virtual Infrastructure business and an $8.0 increase within EMC’s Information Infrastructure business. The increase in intangible asset amortization for the three and nine months ended September 30, 2008 was attributable to amortization of intangible assets associated with acquisitions by both EMC’s Information Infrastructure business and the VMware Virtual Infrastructure business. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.5% and 25.8% for the three months ended September 30, 2008 and 2007, respectively, and were 27.2% and 25.9% for the nine months ended September 30, 2008 and 2007, respectively. SG&A expenses increased by $131.3 and $385.5 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to higher personnel-related costs, depreciation, travel costs, facilities costs to support the overall growth of the business and increased bad debt provisions. Personnel-related costs increased by $75.9 and $265.0, depreciation increased by $8.8 and $26.7, travel increased by $0.7 and $11.4, facilities increased by $9.1 and $18.6 and bad debt provisions increased by $18.5 and $22.5 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40.6% and 41.8% for the three months ended September 30, 2008 and 2007, respectively, and were 39.8% and 41.9% for the nine months ended September 30, 2008 and 2007, respectively. SG&A expenses increased $43.5 and $161.6 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in SG&A expenses for both the three and nine months ended September 30, 2008 was primarily the result of higher salaries and benefits costs due to increases in sales, marketing and administrative personnel. The resources were added to support the growth of the business, including greater finance and legal personnel in response to being a public company, as well as higher commission expense resulting from increased sales volume. SG&A expenses also increased due to marketing expenses related to VMware’s international market expansion and VMware’s branding initiative.

In-Process Research and Development

In-process research and development (“IPR&D”) was $0.0 and $79.2 for the three and nine months ended September 30, 2008, respectively. IPR&D charges for both the three and nine months ended September 30, 2007 was $0.8. During the nine months ended September 30, 2008, two IPR&D projects related to the acquisition of Pi Corporation (“Pi”) and one IPR&D project related to the acquisition of Infra Corporation Pty Limited (“Infra”) were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project. The increase in IPR&D for the nine months ended September 30, 2008 when compared to the same period in 2007 is primarily attributable to higher levels of in-process R&D of acquisitions consummated during the respective period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Restructuring Charges (Credits)

For the three months ended September 30, 2008, we recognized a restructuring charge of $4.4. For the three months ended September 30, 2007, we recognized a restructuring credit of $0.6. For the nine months ended September 30, 2008, we recognized a restructuring charge of $4.0. For the nine months ended September 30, 2007, we recognized a restructuring credit of $3.2.

The restructuring charge for the three months ended September 30, 2008 was primarily attributable to $5.5 for employee termination benefits associated with a reduction in force of approximately 75 employees and $3.1 for the consolidation of excess facilities and other items within our Information Storage, Content Management and Archiving and RSA Information Security segments across all major geographic regions. As of September 30, 2008, substantially all of these employees have been terminated. Partially offsetting this amount were net adjustments of $4.2 primarily attributable to lower than expected severance payments associated with prior restructuring programs.

The restructuring credit for the three months ended September 30, 2007 was primarily attributable to lower than expected costs of vacating excess facilities in our prior restructuring programs.

The restructuring charge for the nine months ended September 30, 2008 was primarily attributable to $5.5 for employee termination benefits associated with a reduction in force of approximately 75 employees and $3.1 for the consolidation of excess facilities and other items within our Information Storage, Content Management and Archiving and RSA Information Security segments across all major geographic regions. Partially offsetting this amount were net adjustments of $4.6 primarily due to lower than expected severance payments associated with prior restructuring programs.

The restructuring credit for the nine months ended September 30, 2007 was primarily attributable to lower than expected severance payments and lower than expected costs associated with vacating leased facilities in our prior restructuring programs.

2008 Restructuring Program

The activity for the 2008 restructuring program for both the three and nine months ended September 30, 2008 is presented in the following table below:

Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$5.5	$(0.6)	$4.9	$1.3
Consolidation of excess facilities and other items	3.1	(2.0)	1.1	2.0

Total	$8.6	$(2.6)	$6.0	$3.3

2007 Restructuring Program

The activity for the 2007 restructuring program for the three and nine months ended September 30, 2008, respectively, is presented below:

Three Months Ended September 30, 2008

Category	Balance as of June 30, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$9.2	$(2.0)	$(2.8)	$4.4

Total	$9.2	$(2.0)	$(2.8)	$4.4

Nine Months Ended September 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$12.4	$4.3	$(12.3)	$4.4

Total	$12.4	$4.3	$(12.3)	$4.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The 2007 restructuring program commenced in the fourth quarter of 2007 and included approximately 450 employees. These actions impacted the Information Storage, Content Management and Archiving and RSA Information Security segments. The adjustments to the provision in 2008 were primarily attributable to finalizing severance payments. Substantially all employees included in this plan have been terminated, and the remaining cash portion owed is $4.3 which is expected to be substantially paid out through December 31, 2008.

Prior Restructuring Programs

We implemented restructuring programs from 1998 through 2006. The activity for these programs for the three and nine months ended September 30, 2008 and 2007, respectively, is presented below:

Three Months Ended September 30, 2008

Category	Balance as of June 30, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$25.0	$(2.7)	$(5.9)	$16.4
Consolidation of excess facilities	21.2	0.5	(1.1)	20.7
Other contractual obligations	0.9	—	—	0.9

Total	$47.1	$(2.2)	$(7.0)	$37.9

Nine Months Ended September 30, 2008
Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$84.4	$(10.3)	$(57.8)	$16.4
Consolidation of excess facilities	28.3	—	(7.6)	20.7
Other contractual obligations	0.8	0.1	—	0.9

Total	$113.5	$(10.2)	$(65.3)	$37.9

Three Months Ended September 30, 2007
Category	Balance as of June 30, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$91.2	$(0.2)	$(13.1)	$77.9
Consolidation of excess facilities	35.8	(0.7)	(3.7)	31.4
Other contractual obligations	0.8	0.4	(0.3)	0.9

Total	$127.8	$(0.6)	$(17.1)	$110.2

Nine Months Ended September 30, 2007
Category	Balance as of December 31, 2006	Adjustment to the Provision	Utilization	Balance as of September 30, 2007
Workforce reductions	$148.3	$(0.2)	$(70.1)	$77.9
Consolidation of excess facilities	45.8	(3.4)	(11.0)	31.4
Other contractual obligations	5.5	0.4	(5.0)	0.9

Total	$199.5	$(3.2)	$(86.1)	$110.2

The adjustment to the provision in 2008 results primarily from finalizing severance payments. Substantially all employees included in these programs have been terminated. The remaining cash balance associated with workforce reductions is $11.2 and is expected to be substantially paid out through 2008. The remaining balance owed for the consolidation of excess facilities is expected to be paid out through 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Investment Income

Investment income was $56.7 and $67.2 for the three months ended September 30, 2008 and 2007, respectively, and was $192.6 and $170.2 for the nine months ended September 30, 2008 and 2007, respectively. Investment income decreased for the three months ended September 30, 2008 compared to the comparable prior period primarily due to a decrease in the weighted average return on investments. Investment income increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to higher average outstanding cash and investment balances and improved returns on sales of investments, partially offset by a decrease in the weighted average return on investments. The weighted average return on investments, excluding realized losses and gains, was 3.0% and 4.3% for three months ended September 30, 2008 and 2007, respectively, and was 3.3% and 4.3% for the nine months ended September 30, 2008 and 2007, respectively. Net realized (losses) gains were $(0.9) and $(0.1) for the three months ended September 30, 2008 and 2007, respectively, and were $3.7 and $10.7 for the nine months ended September 30, 2008 and 2007, respectively.

Interest Expense

Interest expense was $18.5 and $17.9 for the three months ended September 30, 2008 and 2007, respectively, and was $55.3 and $54.4 for the nine months ended September 30, 2008 and 2007, respectively. Interest expense consists primarily of interest on the Notes.

Other (Expense) Income, Net

Other (expense) income, net was $(13.3) and $(6.9) for the three months ended September 30, 2008 and 2007, respectively, and was $(20.9) and $1.0 for the nine months ended September 30, 2008 and 2007, respectively. The changes were primarily attributable to an increase in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rates were 14.4% and 19.8% for the three and nine months ended September 30, 2008, respectively. Our effective income tax rates were 21.5% and 20.6% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2008 and 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended September 30, 2007 to the three months ended September 30, 2008 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits of $28.6 during the third quarter of 2008, principally from the utilization of foreign tax credits, which favorably impacted the tax rate by 5.8%. Partially offsetting these benefits was the loss of the U.S. federal research and development credit which expired at the end of 2007. Additionally, in 2007, our tax rate benefited from the release of a $29.3 valuation reserve on a capital loss when we recognized taxes from the capital gain on the sale of VMware stock, which had a net favorable impact on the 2007 tax rate of 1.5%.

Our effective income tax rate decreased from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits of $28.6 during the third quarter of 2008, principally from the utilization of foreign tax credits, which favorably impacted the tax rate by 2.1%. Partially offsetting these benefits was the loss of the U.S. federal research and development credit which expired at the end of 2007 and non-deductible IPR&D charges totaling $79.2 incurred in 2008. Additionally, in 2007, our tax rate benefited from the release of a $29.3 valuation reserve on a capital loss when we recognized taxes from the capital gain on the sale of VMware stock which had a net favorable impact on the 2007 tax rate of 0.5%.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the U.S. federal research and development credit which expired at the end of 2007 was retroactively extended for amounts paid or incurred after December 31, 2007 and before

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

January 1, 2010. The effects of the change in the tax law will be recognized in EMC’s fourth quarter of 2008, which is the quarter in which the law was enacted. We currently expect the research credit to favorably impact our tax rate by 1.8% for 2008.

We have substantially concluded all U.S. federal income tax matters for years through 2004 and are in the process of a U.S. federal income tax audit for 2005 and 2006. We have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of these examinations, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $35.2 of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

Minority Interest

Minority interest was $13.1 and $4.5 for the three months ended September 30, 2008 and 2007, respectively, and was $27.0 and $4.5 for the nine months ended September 30, 2008 and 2007, respectively. Minority interest increased for the three and nine months ended September 30, 2008 compared to the comparable prior periods primarily due to an increase in VMware’s net income for both the three and nine months ended September 30, 2008 when compared to the comparable prior periods and an increase in the weighted average minority interest in 2008 when compared to the comparable prior year period. VMware’s net income was $83.3 and $64.7 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 28.7% and was $178.7 and $140.0 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 27.6%. The weighted average minority interest was approximately 16% and 7% for the three months ended September 30, 2008 and 2007, respectively, and was approximately 15% and 3% for the nine months ended September 30, 2008 and 2007, respectively. In the fourth quarter of 2008, we purchased 500,000 shares of VMware’s Class A common stock from Intel Capital Corporation. The purchase will reduce the minority interest percentage.

Financial Condition and Liquidity

Cash provided by operating activities was $2,498.3 and $2,147.9 for the nine months ended September 30, 2008 and 2007, respectively. Cash received from customers was $11,437.3 and $9,620.9 for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash received from customers was attributable to higher sales volume and greater cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $8,842.8 and $7,455.0 for the nine months ended September 30, 2008 and 2007, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 41,900 and 36,200 at September 30, 2008 and 2007, respectively. The headcount increase was due to the growth of the business, as well as continued acquisition activity. Inventory increased from $877.2 at December 31, 2007 to $980.9 at September 30, 2008. The increase was attributable to the acquisition of Iomega Corporation which contributed $49.3 to the increase and higher inventory levels to ensure customer demand would be met. Cash received from dividends and interest was $192.7 and $182.8 for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, we paid $233.5 and $159.1, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $816.6 and $216.5 for the nine months ended September 30, 2008 and 2007, respectively. Cash paid for acquisitions, net of cash acquired was $678.2 and $508.6 for the nine months ended September 30, 2008 and 2007, respectively. Capitalized software development costs were $209.4 and $163.4 for the first nine months ended September 30, 2008 and 2007, respectively. The increase was attributable to a greater level of development costs being capitalized for VMware development activities. Net sales and maturities of investments were $565.6 and $817.7 for the first nine months ended September 30, 2008 and 2007, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments. During the nine months ended September 30, 2007, we received $150.0 in net proceeds from the sale of 6.0 million shares of our interest in VMware to Cisco.

Cash used in financing activities was $683.3 for the nine months ended September 30, 2008 compared to cash provided of $777.4 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, we spent $1,120.0 and $1,102.6 to repurchase 75.7 million and 73.3 million shares of our common stock, respectively. We plan to spend up to $1,500.0 on common stock repurchases during 2008; however, the number of shares purchased and timing of our purchases will

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $344.2 and $556.1 during the nine months ended September 30, 2008 and 2007, respectively, from the exercise of stock options. Stock options exercises from VMware’s stock option grants contributed $167.4 to the $344.2 generated in cash from the exercise of options during the nine months ended September 30, 2008. Additionally, the exercising of stock options generated excess tax benefits of $96.0 for the nine months ended September 30, 2008 compared to $55.3 for the nine months ended September 30, 2007. The increase in excess tax benefits of $40.7 is primarily attributable to the exercising of VMware options at a per share price in excess of the Black-Sholes value at the date of the grant to the employee. During the nine months ended September 30, 2007, we received proceeds from the sale of VMware’s class A common stock in its IPO and to Intel of $1,253.5.

We have a credit line of $50.0 in the United States. As of September 30, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At September 30, 2008, we were in compliance with the covenants. As of September 30, 2008, the aggregate amount of liabilities of our subsidiaries was approximately $3,300.

At September 30, 2008, our total cash, cash equivalents, and short-term and long-term investments was $8,361.3. This balance includes approximately $1,691 held by VMware and $3,154 held by EMC in overseas entities. Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. We utilize pricing services to assist us in determining the fair value of our short and long-term investments. Our pricing service vendors utilize the most recent observable market information when pricing securities. In the event the security is not listed, our investment advisors assess a variety of factors to determine the market value, including market values from recent transactions at which the security traded, the value of similar securities and pricing models. As part of our process to determine fair value, throughout the year we perform independent verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

At December 31, 2007, we held $972.5 of auction rate securities and classified these as short-term investments. We have liquidated a portion of these securities through September 30, 2008 reducing our holdings in auction rate securities to $212.7 or 2.5% of our total cash, cash equivalents and investments of $8,361.3. As a result of the volatility in the credit markets, auction failures for our auction rate securities and the related impact on the liquidity of these securities, we classified our auction rate securities as long-term investments at September 30, 2008 and recognized a $17.8 temporary decrease in their value that is included within other comprehensive loss since we believe the impairment in value of these investments is only temporary. Active quoted market prices are not currently available for auction rate securities. Therefore, to determine the estimated fair value of our investment in auction rate securities, we utilized a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. During the third quarter, we increased the liquidity discount margin from 2.0% to 3.0% as a result of market conditions. We believe the underlying assumptions in the model, specifically the liquidity discount margin of 3.0% and an estimated holding period of two years, are reasonable based upon the estimated premium required to hold a similar investment with a similar duration and our experience in liquidating these investments since December 31, 2007. Our investment in auction rate securities is composed primarily of student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education and secondarily of obligations of municipalities rated single-A or higher. We believe the quality of the collateral underlying these securities will enable us to recover our principal balance. As of September 30, 2008, a 100 basis point change in the unobservable discount rate resulting from a different holding period would result in a change of approximately $3.0 in the fair value of the auction rate securities.

At September 30, 2008, we held $188.4 of asset- and mortgage-backed securities or 2.3% of our total cash, cash equivalents and investments of $8,361.3. We recognized a $14.5 temporary decrease in their fair value that is included within other comprehensive loss since we believe the impairment in value of these assets is only temporary. These asset- and mortgage-backed securities are primarily AAA-rated and the assets underlying these securities are generally residential or commercial mortgage obligations, automobile loans, credit card loans, equipment loans or home equity loans. The average maturity is 0.7 years and 1.5 years for the asset-backed and mortgaged-backed securities, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

At September 30, 2008, we held $5,473.7 of cash and cash equivalents with a maturity of 90 days or less. Due to the nature of these assets, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

The remaining $2,486.5 held at September 30, 2008 was invested in short and long-term investments consisting of U.S. government and agency obligations, U.S. corporate debt securities, municipal obligations and foreign debt securities.

To date, inflation has not had a material impact on our financial results.

New Accounting Pronouncements

We adopted Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the Financial Accounting Standards Board (“FASB”) issued the following amendments:

•

FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” amends FAS No. 157 to remove certain leasing transactions from its scope.

•

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of FAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations.

•

FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”) clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective October 2008, including prior periods for which financial statements have not been issued.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of the standard on our financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for fiscal years ending after November 15, 2008. We do not expect FAS No. 161 to have a material impact on our financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect FSP FAS No. 142-3 to have a material impact on our financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a bond portion and a conversion option. The allocation of the bond portion is based upon determining the value of a bond based upon the issuance costs of debt with no conversion option. The residual value is allocated to the conversion option. As a result of this change, the bonds are recorded at a discount which is accreted to its face value over the term of the debt using the effective interest method resulting in additional interest expense. The separated conversion option will be recorded in equity and not marked to market provided that the requirement for equity classification is met. FSP APB 14-1 requires issuers to retroactively revise all periods presented. FSP APB 14-1 is effective for financial statements for fiscal years ended after December 15, 2008 and early adoption is not permitted. We plan to adopt FSP APB 14-1 on January 1, 2009.

Upon adoption of FSP APB 14-1, we will revise prior period financial statements by reclassifying $669.1 of our Notes to additional paid-in capital. Our interest expense will increase by $9.2 for 2006, $96.9 for 2007 and $76.3 for the nine months ended September 30, 2008.

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

In making its assessment of the changes in internal control over financial reporting as of September 30, 2008, our management excluded the evaluation of the disclosure controls and procedures of Iomega Corporation, which was acquired by EMC on June 9, 2008. See Note 2 to the consolidated financial statements (Acquisitions) under Item 1 for a discussion of the acquisition.

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

Our business could be materially adversely affected as a result of general economic and market conditions, including the recent financial crisis.

We are subject to the effects of general global economic and market conditions. If these conditions remain uncertain or persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. In addition, the financial crisis in the banking sector and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. Possible consequences from the credit crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

We held $2.9 billion in short and long-term investments as of September 30, 2008. The investments are invested primarily in investment grade securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

If our cost cutting measures are not successful, our business could be adversely affected.

A variety of factors could prevent us from achieving our goal of better aligning our revenues and cost structure. We may not be able to identify and implement appropriate cost savings in a timely manner. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits. Should we implement certain cost reductions, there could be adverse consequences on our business which could have a material adverse effect on our results of operations or financial position.

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

From time to time, the FASB promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in May 2008, the FASB voted to issue FASB Staff Position (“FSP”) APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. See Note 1 to the consolidated financial statements (New Accounting Pronouncements) under Item 1.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For the quarter ended September 30, 2008, Dell Inc., one of our channel partners, accounted for 10.4% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2008

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	11,288,704		$14.19	10,957,331	245,411,766
August 1, 2008 – August 31, 2008	108,991		$14.80	—	245,411,766
September 1, 2008 – September 30, 2008	20,294,785		$13.65	20,294,785	225,116,981

Total	31,692,480	(2)	$13.84	31,252,116	225,116,981

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to previously announced authorizations by our Board of Directors in April 2006 and April 2008 to repurchase a combined 500.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
(2)	Includes an aggregate of 440,364 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 47 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 7, 2008	By:	/s/ DAVID I. GOULDEN
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