Form 10-K
period 2008-12-31
EMC CORP
filed 2009-03-02
CIK 790070

Use these links to rapidly review the document

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was $30,309,822,720 based upon the closing price on the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008).

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2009 was 2,011,875,734.

DOCUMENTS INCORPORATED BY REFERENCE

         Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "intends," "expects," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1.    BUSINESS

General

        EMC Corporation develops, delivers and supports the Information Technology ("IT") industry's broadest range of information infrastructure technologies and solutions.

        EMC's Information Infrastructure business provides a foundation for customers to manage and secure their vast and ever-increasing quantities of information, automate their data center operations, reduce power and cooling costs, and leverage critical information for business agility and competitive advantage.

        EMC's VMware Virtual Infrastructure business, which is represented by a majority equity stake in VMware, Inc., is the leading provider of virtual infrastructure software solutions from the desktop to the data center. VMware's virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

        EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

Products and Offerings

EMC's Information Infrastructure Business

        EMC's Information Infrastructure business comprises three segments — Information Storage, Content Management and Archiving, and RSA Information Security.

Information Storage Segment

        EMC offers a wide range of networked information storage systems, software and services to support customers' information storage and management strategies. As the foundation of an information infrastructure, our storage systems can be deployed in storage area network ("SAN"), networked attached storage ("NAS"), content addressed storage ("CAS") and/or direct attached storage ("DAS") environments.

        EMC's information storage systems are designed to consume less energy per terabyte than alternative solutions. EMC's advanced tools and services optimize energy efficiency in data centers by reducing energy demands, costs and outages caused by overburdened power grids. EMC has developed software which generally controls and enables functions that take place within the EMC networked storage system. These functions include local and remote replication, optimization and data movement, with products such as EMC SRDF (Symmetrix Remote Data Facility), EMC MirrorView, EMC TimeFinder, EMC SnapView and EMC Celerra Replicator, which customers use to copy, protect and share data across varied distances. Additionally, EMC has integrated advanced security technology from RSA, The Security Division of EMC, to enable authentication, authorization and auditing within customers' networked storage systems.

  EMC Symmetrix Systems

        The EMC Symmetrix family of high-end networked storage systems delivers our highest functionality, performance, data availability and information protection while enabling customers to incrementally scale the capacity of a single array from seven terabytes to more than a petabyte, distinguishing EMC Symmetrix as the most scalable enterprise disk storage system in the industry.

        In early 2008, EMC became the first enterprise storage vendor to integrate next-generation solid state drives ("SSDs") into its information storage portfolio as part of its EMC Symmetrix DMX-4 storage system. SSDs utilize flash memory to store and retrieve data, yielding response times that are dramatically faster than the fastest hard disk drives. In addition, because there are no mechanical components in flash drives, they require less power to operate.

        In addition, EMC also introduced EMC Virtual Provisioning and new management capabilities for EMC Symmetrix DMX enterprise storage systems. Virtual provisioning technology enables Symmetrix to present an application with more storage capacity than is physically allocated to it within the storage array. This delivers 'just-in-time' capacity allocation and enhanced management flexibility, while lowering the total cost of ownership in high-end storage environments.

  EMC CLARiiON Systems

        The EMC CLARiiON family of mid-tier networked storage systems provides flexible levels of functionality, performance, scalability and availability for midsize enterprises and branch offices.

        In August 2008, EMC introduced the next generation of the EMC CLARiiON family, the EMC CLARiiON CX4. Featuring a new architecture specifically optimized for virtual environments and incorporating SSDs, connectivity, processing power, manageability and energy efficiency, CLARiiON CX4 makes it easier for customers to cost-effectively consolidate, manage and protect their information assets.

  EMC Celerra IP Storage Systems

        Our EMC Celerra family of multi-protocol storage systems range from the midrange to the high-end of the NAS market and delivers advanced scalability and functionality, high availability and simplified management for customers that want to access storage via iSCSI, Fibre Channel and/or NAS networks.

        In August 2008, EMC unveiled a new, cost-effective and easy-to-use entry point to the EMC Celerra NS series of storage systems. The new Celerra NX4 system can simultaneously connect to multiple types of storage networks, while offering leading price/performance and a high level of reliability.

  EMC Centera Content Addressed Storage Systems

        EMC Centera provides fast, secure online access to archived fixed content data that cannot be modified or will not change over time, such as digital x-ray images, movies, check images, medical records, e-mail correspondence and other similar types of digital objects. Centera also helps customers comply with complex governance and regulatory requirements for digital record retention, archiving and access.

        In 2008, EMC was instrumental in driving new industry standards for archiving by offering an EMC Centera software development kit and Early Adopter Program for the new eXtensible Access Method ("XAM") specification. As a leading industry proponent of open standards and contributor of intellectual property to the XAM specification, EMC is helping customers obtain the maximum business value from their fixed content, unchanging digital information, by enabling multi-vendor solution interoperability.

  EMC Connectrix Directors and Switches

        The EMC Connectrix family includes high-end directors and departmental switches to help customers of all sizes increase the connectivity between servers and storage systems in a SAN, consolidate their networked storage systems, improve total cost of ownership and tier their storage environments.

  EMC Consumer and Small Business Products Division

        In June 2008, EMC formed EMC's Consumer and Small Business Products Division within our Information Storage segment upon its acquisition of Iomega Corporation. In addition to its strong brand, products, partner ecosystem and worldwide sales channels, Iomega's industry expertise enhances EMC's reach and focus in the consumer and small business markets. This division also includes EMC Retrospect and EMC LifeLine software.

        EMC introduced EMC LifeLine software to help consumers and small office and home office ("SOHO") users safely and securely store, protect and share all of their digital files from a networked device at any time. The new Linux software, developed by EMC for manufacturers of consumer-grade NAS appliances, delivers extensive network-based storage, backup, protection and management features for such digital content as business records, photos, music and video, along with powerful, industry standard media streaming capabilities. Both Iomega and Intel Corporation have introduced devices that utilize EMC LifeLine software.

        In 2008, Iomega introduced a variety of new products, including the Iomega eGo Helium portable hard drive for the Apple MacBook Air notebook. To provide a link between the home network and the home theater, Iomega introduced Iomega ScreenPlay TV Link and the Iomega ScreenPlay Pro HD Multimedia Drive to enable customers to access their photos, music and videos from their TV or home theater system. For critical business information, Iomega launched the eGo Encrypt portable hard drive, a rugged ultra-secure drive with full hardware 128 bit encryption. Iomega also introduced the Iomega StorCenter ix2 Network Storage device, one of the most advanced and easy-to-use network storage appliances for the home and small business markets, enabling users to manage their ever-increasing digital world with up to two terabytes of storage, as well as advanced information management, protection and sharing across multiple devices.

        Additionally, Iomega launched numerous new designs and capacity points for its direct-attached external hard drives and began to offer a new downloadable software bundle that integrates EMC Retrospect Express backup and recovery software with Mozy online backup service, improving the convenience of securely storing, protecting and accessing important files.

  Resource Management and Backup and Recovery Software

        EMC's Resource Management software helps customers better store, protect, optimize and leverage their rapidly increasing volumes of information in complex IT environments. This line-up of products includes the EMC ControlCenter and EMC Visual families of storage resource management software; PowerPath automated, non-disruptive path management software; the EMC Smarts family of intelligent, automated IT management solutions; and Rainfinity Global File Virtualization for seamless management of multi-vendor, IP-based NAS, CAS and file servers. In 2008, EMC unveiled EMC Server Configuration Manager and EMC Configuration Analytics Manager, two new software solutions aimed at helping customers automate configuration and compliance management across their physical and virtual information infrastructures. The solutions provide customers with a unified approach for managing their IT infrastructures, including servers, networks, storage and applications, driving IT operational efficiencies, full compliance oversight, reduced business risk and continuous improvement.

        EMC's backup and recovery solutions include EMC NetWorker, EMC Avamar and EMC RecoverPoint. During 2008, EMC significantly expanded its backup, recovery and archive portfolio by leveraging the latest technologies and continuing to help lower the cost of disk-based backup versus tape. The new EMC Disk Library 3D 1500/3000 local area network ("LAN") backup-to-disk systems offer policy-based data de-duplicated backup, EMC five-9s (99.999%) storage platform and IP replication, helping customers ensure availability, reduce the amount of backup data and meet offsite protection requirements without physically transporting tapes. The updated EMC Disk Library 4000 virtual tape library expands its market leadership by offering features like data de-duplication, spin down and high-capacity, low-power disk drives to reduce power and cooling.

        Additionally, the newest versions of EMC's next-generation backup and recovery solution, EMC Avamar, provide new features including a doubling of backup capacity per system. Additional features enable customers to use less energy per terabyte backed up and reduce their total cost of ownership compared to tape. EMC NetWorker Fast Start is a new, simplified package of EMC's backup software designed for growing midsize businesses that cuts deployment time and decreases the number of installation steps.

  Decho Corporation

        EMC formed Decho Corporation in November 2008 to help people protect, manage and enrich their "digital echo," the ever-growing quantity of personal digital information in their lives. Decho will help individuals take control of their digital echo through a set of cloud-based services that will enable easy and full utilization, organization and enrichment of important personal information.

        Decho combines the Mozy, Inc. and Pi Corporation businesses. The new company offers consumers and businesses the Mozy-branded online backup service and expects to introduce new cloud-based services over time.

Content Management and Archiving Segment

        Our content management and archiving software, which includes the EMC Documentum, EMC Captiva and EMC Document Sciences xPression families, helps customers optimize business processes and create, manage, deliver and archive information, ranging from documents and discussions to e-mail, Web pages, images, XML, reports, records, rich media and application data.

        In 2008, EMC unveiled its next-generation EMC Documentum 6.5 enterprise content management ("ECM") platform, enabling customers to experience Web 2.0. Documentum 6.5 is a family of ECM products that combines the user experience of Web 2.0 and the strength of the enterprise-class Documentum platform to deliver a balance between business agility and IT control.

        Additionally, EMC launched a strategic alliance with IBM and Microsoft for the creation of a new Web services interface specification, enabling greater interoperability between ECM systems. The jointly developed Content Management Interoperability Services ("CMIS") specification uses Web services and Web 2.0 interfaces to enable applications to interoperate with multiple ECM repositories by different vendors.

RSA Information Security Segment

        RSA, The Security Division of EMC, delivers products, packaged solutions and services designed to guard the integrity and confidentiality of information throughout its lifecycle, no matter where it moves, who accesses it or how it is used. RSA's expertise in Identity Assurance, Data Security and Security Information and Event Management technologies enables EMC's customers to discover, classify and place appropriate controls around their data; secure access to the data, both inside and outside the network, at all times; and monitor and enforce these measures to prove compliance with security policies and regulations.

        In 2008, RSA focused on helping customers discover and comprehend the risk to their most sensitive data, including intellectual property and personally identifiable information, and map their security investments and associated priorities to meet critical business objectives. The division defined its Identity Assurance strategy and associated set of core capabilities around access management, contextual authorization, strong authentication and anti-fraud intelligence to protect against identity impersonation and inappropriate account use. RSA also launched its RSA Data Security System, comprising product suites and services for comprehensive data protection, including loss prevention, encryption and key management. The emphasis on integrating RSA technologies into the wider EMC portfolio continued in 2008, as did the focus on helping customers meet their multiple compliance demands in a repeatable, framework-based and cost-efficient manner.

EMC Global Services

        EMC Global Services provides the strategic guidance and technology expertise organizations need to address their business and information infrastructure challenges and derive the maximum value from their information assets and investments. With more than 13,000 professional- and support-service experts worldwide, plus a global network of alliances and partners, EMC Global Services leverages proven methodologies, industry best practices, experience and a knowledge base derived from EMC's broad practices to help customers reduce risk, lower costs and speed time-to-value. End-to-end services capabilities address the full spectrum of customer needs across the information lifecycle: strategize, advise, architect, implement, manage and support. Among the offerings provided by EMC Global Services are consulting services, technology deployment, managed services, customer support services, training and certification, and EMC Proven Solutions.

        In 2008, EMC formed EMC Consulting to help organizations better succeed in a knowledge economy by getting more value from their information, leverage information in new ways to navigate challenging market conditions and compete more effectively. By offering broad consulting expertise across organizations' business, applications and infrastructure architectures, as well as industry expertise in Financial Services, Life Sciences, Communications/Media/Entertainment, and Retail, EMC Consulting delivers the transformational thinking and execution required to turn the potential of information into actionable strategies and business results.

VMware Virtual Infrastructure Segment

        VMware is the leading provider of virtualization solutions from the desktop to the data center. VMware virtualization solutions represent a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability. Its broad and proven suite of virtualization solutions addresses a range of complex IT problems that include cost and operational inefficiencies, business continuity, software lifecycle management and desktop management.

        VMware server virtualization technology is categorized as a virtual data center operating system ("VDC-OS"). A VDC-OS decouples the entire software environment from its underlying hardware infrastructure and enables the aggregation of multiple servers, storage infrastructure and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation and flexibility using building blocks of inexpensive industry-standard servers. In addition to providing abstraction from the underlying hardware, a VDC-OS is also able to deliver services to applications running inside virtual machines, in an operating system and application agnostic manner. This not only increases operational efficiency but also allows mixed element, multi-OS applications to get standard service levels delivered by the infrastructure, broadening customer deployment choices. A VDC-OS effectively creates "internal clouds" of resources which are able to be shared by many applications, with applications moving across resources without disruption or downtime to ensure the right quality of service to every application dynamically. This enables service level guarantees from the infrastructure to applications.

        In 2008, VMware announced its vCloud initiative in order to leverage VMware's platform to allow enterprises with internal clouds to easily access external cloud capacity on demand, without the need to customize or change their applications. The objective of the vCloud initiative is to enable hosting and cloud computing vendors to deliver enterprise-class cloud computing by federating on demand compute capacity between virtual data centers and cloud service providers on a common VMware platform.

        VMware desktop virtualization technology is categorized as a universal client solution that decouples the entire desktop environment from its underlying device, enabling customers to create user-centric instead of device-centric desktop environments. There are two main approaches to desktop virtualization: Virtual Desktop Infrastructure (VDI) where the desktop virtual machine runs on a server and is accessed remotely using a display protocol and client-hosted virtual desktops where a desktop virtual machine runs locally on a computer and is able to use the local hardware and peripherals. VMware has products in both of these categories, as well as offerings that combine both approaches.

        In 2008, VMware announced its vClient initiative, which consists of both product and partnering efforts aimed at delivering universal clients – desktops that follow users to any end point – that are secure, cost effective and easy for IT to manage. VMware's vClient partnering efforts involves a network of hardware, systems, and software partners to deliver a complete universal client virtualization solution to customers.

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

Markets and Distribution Channels

Markets

        EMC provides information storage, content management and archiving, security and virtualization technologies to support customers' information infrastructures and their Information Lifecycle Management strategies. We target organizations of all sizes.

Distribution Channels

        We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many distributors, systems integrators, resellers and OEMs. These agreements, subject to certain terms and conditions, enable these companies to market and resell certain EMC systems, software and related services.

        Additionally, VMware has developed a multi-channel distribution model to expand its presence and reach various segments of the industry. VMware derives a significant majority of its revenues from its large indirect sales channel that include distributors, resellers, x86 system vendors and systems integrators.

Technology Alliances

        We have technology alliances with leading software, networking and services companies. We intend to continue to form additional alliances. Our strategy is to work closely with these and other companies to provide added value to our customers by integrating our solutions with software and networking applications that customers rely on to manage their day-to-day business operations. In 2008, EMC expanded its partner ecosystem in international markets, strengthening existing relationships and forging new ones with global and regional technology and solutions providers. VMware works closely with over 900 technology partners, including leading server, processor, storage, networking and software vendors.

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

Research and Development

        We continually enhance our existing products and develop new products to meet changing customer requirements. In 2008, 2007 and 2006, our research and development ("R&D") expenses totaled $1,721.3 million, $1,526.9 million and $1,254.2 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide.

Backlog

        We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure to customer specifications and generally deliver products shortly after receipt of the order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

Competition

        We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services and others that offer specific information storage, content management, security or server virtualization products or services. We believe that most of these companies compete based on their market presence, products, service or price. Some of these companies also compete by offering information storage, content management, security or virtualization-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share.

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

Seasonality

        We generally experience the lowest demand for our products and services in the first quarter of the year and the greatest demand for our products and services in the last quarter of the year, which is consistent with the seasonality of the IT industry as a whole.

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

        We have been granted or own by assignment approximately 2,100 patents issued by, and have approximately 1,650 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

        We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

        As of December 31, 2008, we had approximately 42,100 employees worldwide, of which approximately 6,700 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

        EMC operates in two businesses – EMC's Information Infrastructure business and the VMware Virtual Infrastructure business. EMC's Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving and RSA Information Security.

        Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have five manufacturing facilities: two in Massachusetts, which manufacture storage products and security products for the North American markets; two in Ireland, which manufacture storage products and security products for markets outside of North America; and one in North Carolina, which manufactures storage products for worldwide markets. See Note R to the Consolidated Financial Statements for information about revenues by segment and geographic area.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Leadership and Compensation Committee, Corporate Governance and Nominating Committee, Mergers and Acquisitions Committee and Finance Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/about/governance. Copies will be provided to any shareholder upon request. Please go to www.emc.com/ir to submit an electronic request, or send a written request to EMC Investor Relations, 176 South Street, Hopkinton, MA 01748. None of the information posted on our website is incorporated by reference into this Annual Report.

CEO Certification

        An annual CEO Certification was submitted by our CEO to the New York Stock Exchange (the "NYSE") on June 3, 2008 in accordance with the NYSE's listing standards.

ITEM 1A.    RISK FACTORS

        The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Our business could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis.

        We are subject to the effects of general global economic and market conditions. If these conditions remain uncertain or persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. In addition, the financial crisis in the banking sector and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. Possible consequences from the financial crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

        Our customers operate in a variety of markets, including the financial services, credit and housing, automotive and construction markets. Any adverse effects to such markets could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

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

        The markets in which we do business are highly competitive and we may encounter aggressive price competition for all of our products and services from numerous companies globally. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide information infrastructure and virtual infrastructure products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product and service prices, and reductions in product and service prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures will continue.

If our suppliers are not able to meet our requirements, we could have decreased revenues and earnings.

        We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings. The current economic crisis may also negatively affect our suppliers' solvency, which could, in turn, result in product delays or otherwise materially adversely affect our business, results of operations or financial condition.

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
  •
  the timing of recognizing revenue in any given quarter which as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements and beta programs;
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

        Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking virtualization, infrastructure management, information security and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include:

  •
  the difficulty in forecasting customer preferences or demand accurately;
  •
  the inability to expand production capacity to meet demand for new products;
  •
  the impact of customers' demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory; and
  •
  delays in initial shipments of new products.

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

        We compete with many companies in the markets we serve, certain of which offer a broad spectrum of IT products and services and others which offer specific information storage, content management, security or virtualization products or services. Some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers' various IT requirements than us. In addition, as the IT industry consolidates, companies may improve their competitive position and ability to compete against us. We compete on the basis of our products' features, performance and price as well as our services. Our failure to compete on any of these bases could affect demand for our products or services, which could have a material adverse effect on our business, results of operations or financial condition.

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

        Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

  •
  retaining and hiring, as required, the appropriate number of qualified employees;
  •
  managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls;

  •
  accurately forecasting revenues;
  •
  training our sales force to sell more software and services;
  •
  successfully integrating new acquisitions;
  •
  managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands;
  •
  controlling expenses;
  •
  managing our manufacturing capacity, real estate facilities and other assets; and
  •
  executing on our plans.

        An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

Our investment portfolio could experience a decline in market value which could adversely affect our financial results.

        We held $3.3 billion in short and long-term investments as of December 31, 2008. The investments are invested primarily in investment grade securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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
  •
  the fourth quarter influence of customers' spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year; and
  •
  seasonal influences.

        Our uneven sales pattern also makes it extremely difficult to predict near-term demand and adjust manufacturing capacity or our supply chain accordingly. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could materially adversely affect quarterly revenues and earnings.

        In addition, our revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and our backlog at any particular time is not necessarily indicative of future sales levels. This is because:

  •
  we assemble our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers;
  •
  we generally ship products shortly after receipt of the order; and
  •
  customers may generally reschedule or cancel orders with little or no penalty.

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

        In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. For 2008, Dell Inc., one of our channel partners, accounted for 11.5% of our revenues. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners are not able to timely and effectively implement their planned actions or if the level of demand for our channel partners' products and services decreases. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

Due to the international nature of our business, changes in foreign conditions or other factors could impair our international operations, future revenue or financial condition.

        A substantial portion of our revenues is derived from sales outside the United States. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade restrictions, import or export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. In addition, we hold a significant portion of our cash and investments in our international subsidiaries. Potential regulations could impact our ability to transfer the cash and investments to the United States. Additionally, should we desire to repatriate cash, we may incur a significant tax obligation.

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

        From time to time, the Financial Accounting Standards Board ("FASB") promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in May 2008, the FASB voted to issue FASB Staff Position ("FSP") APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. See Note A to our Consolidated Financial Statements.

        In addition, in 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) "Business Combinations." The standard, which is effective commencing in our 2009 fiscal year, will result in significant changes in accounting for acquisitions. Depending upon the number of and magnitude of acquisitions which we may consummate in 2009, the standard could have a material adverse effect on our business, results of operations or financial condition.

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

        We have noncontributory defined benefit pension plans and a post-retirement benefit plan assumed as part of our Data General acquisition. The plans' assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plans' assets is 8.0%. For the ten years ended December 31, 2007, the actual long-term rate of return was 6.0%. In 2008, we experienced a 27.0% loss on the plans' assets. As such, the actual long-term rate of return achieved on the plans' assets for the ten years ended December 31, 2008 was 1.6%. Given current market conditions, should we not achieve the expected rate of return on our plans' assets or if our plans experience a decline in the fair value of their assets, we may be required to contribute assets to the plans which could materially adversely affect our results of operations or financial condition.

Our business could be materially adversely affected by changes in regulations or standards regarding energy use of our products.

        We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce such amount of carbon emissions. There is a risk that the rush to development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, results of operations or financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2008, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)
Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service and sales	Information Storage, Content Mgmt. & Archiving

Franklin, MA	owned: leased:	922,000 96,000	manufacturing	Information Storage

Bedford, MA	leased:	328,000	R&D, customer service, sales and administrative offices	RSA Information Security

Apex, NC	owned:	391,000	manufacturing	Information Storage

Palo Alto, CA	owned: leased:	462,000 371,000	executive and administrative offices, R&D and sales	VMware Virtual Infrastructure

Other North American Locations	owned: leased:	854,000 3,941,000	executive and administrative offices, sales, customer service and R&D	**

Asia Pacific	leased:	1,230,000	sales, customer service and R&D	**

Cork, Ireland	owned: leased:	578,000 75,000	manufacturing, customer service, R&D and administrative offices	**

Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	32,000 1,446,000	sales, manufacturing, customer service and R&D	**

Latin American	leased:	95,000	sales and customer service	**

*
Of the total square feet owned and leased, approximately 619,000 square feet was vacant and 710,000 square feet was leased or subleased to non-EMC businesses.
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

        We have learned that the Civil Division of the United States Department of Justice (the "DoJ") is investigating allegations concerning (i) EMC's fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC's compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, including potential violations of the False Claims Act. The subject matter of this investigation also overlaps with that of a previous audit by the U.S. General Services Administration ("GSA") concerning our recordkeeping and pricing practices under a schedule agreement we entered into with GSA in November 1999 which, following several extensions, expired in June 2007. We have cooperated with both the audit and the DoJ investigation, voluntarily providing documents and information, and have engaged in discussions aimed at resolving this matter without any admission or finding of liability on the part of EMC. We believe that we have meritorious factual and legal defenses to the allegations raised and, if the matter is not resolved and proceeds to litigation, we intend to defend vigorously. If the matter proceeds to litigation, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, including suspension or debarment from sales to the federal government.

        In accordance with Statement of Financial Accounting Standards No. 5, we have estimated the loss that may result from this matter, and such amount is reflected in our consolidated financial statements. It is not possible to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amount reflected in our consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our shareholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	61	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	57	Vice Chairman
Arthur W. Coviello, Jr.	55	Executive Vice President and President, RSA Security
Paul T. Dacier	51	Executive Vice President and General Counsel
David A. Donatelli	43	Executive Vice President and President, EMC Storage Division
Howard D. Elias	51	Executive Vice President and President, EMC Global Services and Resource Management Software Group
David I. Goulden	49	Executive Vice President and Chief Financial Officer
Frank M. Hauck	49	Executive Vice President, Global Marketing and Customer Quality
Mark S. Lewis	46	Executive Vice President and President, EMC Content Management and Archiving Division
John T. Mollen	58	Executive Vice President, Human Resources
Harry L. You	49	Executive Vice President, Office of the Chairman

        Joseph M. Tucci has been the Chairman of the Board of Directors since January 2006 and has been Chief Executive Officer and a Director since January 2001. He has served as President since January 2000. He also served as Chief Operating Officer from January 2000 to January 2001. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V., an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Global, an information technology services company, from December 1993 to June 1999. Mr. Tucci is the Chairman of the Board of Directors of VMware and a director of Paychex, Inc., a provider of payroll, human resources and benefits outsourcing solutions.

        William J. Teuber, Jr. has been our Vice Chairman since May 2006. In this role, Mr. Teuber assists the Chairman, President and Chief Executive Officer in the day-to-day management of EMC and leads EMC Customer Operations, our worldwide sales and distribution organization. Mr. Teuber served as our Vice Chairman and Chief Financial Officer from May 2006 to August 2006 and as Executive Vice President and Chief Financial Officer from November 2001 to May 2006. Mr. Teuber joined EMC in 1995. Prior to serving as our Chief Financial Officer, he served as our Controller. Mr. Teuber is a director of Popular, Inc., a financial holding company.

        Arthur W. Coviello, Jr. has been our Executive Vice President and President of RSA, the Security Division of EMC, since September 2006. Prior to joining EMC, Mr. Coviello served as Chief Executive Officer of RSA Security Inc. from January 2000 to September 2006 and as acting Chief Financial Officer of RSA Security from December 2005 to May 2006. He served as President of RSA Security from March 1999 to September 2006. Mr. Coviello joined RSA in 1995. Mr. Coviello is a director of EnerNOC, Inc., a provider of demand response and energy management solutions to commercial, institutional and industrial customers, as well as electric power grid operators and utilities in the United States.

        Paul T. Dacier has been our Executive Vice President and General Counsel since May 2006. Mr. Dacier served as Senior Vice President and General Counsel from February 2000 to May 2006 and joined EMC in 1993. Mr. Dacier is a director of Genesis Lease Limited, a global commercial aircraft leasing company.

        David A. Donatelli has been our President, EMC Storage Division since September 2007 and Executive Vice President since November 2001. Mr. Donatelli served as Executive Vice President, Storage Product Platforms from August 2006 to September 2007. He served as Executive Vice President, Storage Platforms Operations from November 2001 to August

2006. He has also held a number of other executive positions since he joined EMC in 1987, including serving as Vice President, General Manager of our EDM business, Vice President of Global Alliances, and Senior Vice President, Corporate Marketing and New Business Development.

        Howard D. Elias has been our President, EMC Global Services and Resource Management Software Group since September 2007 and Executive Vice President since September 2003. Mr. Elias served as our Executive Vice President, Global Services and Resource Management Software Group from May 2006 to September 2007 and served as our Executive Vice President, Global Marketing and Corporate Development from January 2006 to May 2006. He served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development from January 2004 to January 2006. Prior to joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations in the Enterprise Systems Group. Mr. Elias is a director of Gannett Company, Inc., a leading international news and information company.

        David I. Goulden has been our Executive Vice President and Chief Financial Officer since August 2006. Mr. Goulden served as our Executive Vice President, Customer Operations from April 2004 to August 2006. He served as Executive Vice President, Customer Solutions and Marketing and New Business Development from November 2003 to April 2004. Prior to joining EMC in 2002, Mr. Goulden served in various capacities at Getronics N.V., an information technology services company, most recently as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific. Mr. Goulden is a director of VMware.

        Frank M. Hauck has been our Executive Vice President, Global Marketing and Customer Quality since May 2006. Mr. Hauck served as Executive Vice President, Customer Quality and Services from April 2005 to May 2006. He served as Executive Vice President, Customer Operations from November 2001 to April 2005. Mr. Hauck has also held a number of other executive positions since he joined EMC in 1990, including Executive Vice President, Global Sales and Services, Chief Information Officer, Executive Vice President, Products and Offerings, Senior Vice President, Business Integration, and Senior Vice President, Customer Service.

        Mark S. Lewis has been our President, EMC Content Management and Archiving Division since September 2007 and Executive Vice President since July 2002. Mr. Lewis served as Executive Vice President, Chief Development Officer from May 2005 to September 2007. Mr. Lewis served as Executive Vice President, EMC Software Group from July 2004 to May 2005. Mr. Lewis served as Executive Vice President, Open Software Operations from July 2003 to July 2004, and prior to that served as Executive Vice President, New Ventures and Chief Technology Officer. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard.

        John T. Mollen has been our Executive Vice President, Human Resources since May 2006. Mr. Mollen joined EMC as Senior Vice President, Human Resources in September 1999. Prior to joining EMC, he was Vice President of Human Resources with Citigroup Inc., a financial services company.

        Harry L. You has been our Executive Vice President, Office of the Chairman since February 2008. In this role, Mr. You oversees EMC's corporate strategy and new business development. He also manages the activities of EMC's Chief Technology Office as well as certain operating functions. Prior to joining EMC, Mr. You served as Chief Executive Officer of BearingPoint, Inc., a management and technology consulting firm, from March 2005 to December 2007 and as BearingPoint's Interim Chief Financial Officer from July 2005 to October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company, and from 2001 to 2004, he was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn/Ferry International, a global executive recruiting company.

        EMC, EMC ControlCenter, EMC Proven, Avamar, Captiva, Celerra, Celerra Replicator, Centera, CLARiiON, Connectrix, Document Sciences, Documentum, EDM, MirrorView, Mozy, NetWorker, PowerPath, Rainfinity, Retrospect, RSA, RSA Security, Smarts, SnapView, SRDF, Symmetrix, Symmetrix DMX, TimeFinder and xPression are either registered trademarks or trademarks of EMC Corporation. VMware is a registered trademark of VMware, Inc. Other trademarks are either registered trademarks or trademarks of their respective owners.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $.01 per share, trades on the New York Stock Exchange under the symbol EMC.

        The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown.

Fiscal 2008	High	Low
First Quarter	$18.60	$14.01
Second Quarter	18.50	14.05
Third Quarter	15.78	11.22
Fourth Quarter	12.25	8.25

Fiscal 2007	High	Low
First Quarter	$14.89	$12.74
Second Quarter	18.16	13.85
Third Quarter	21.10	16.89
Fourth Quarter	25.47	17.36

        We had 12,690 holders of record of our common stock as of February 26, 2009.

        We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2008

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	10,423,331		$11.48	10,390,204	214,726,777
November 1, 2008 – November 30, 2008	26,278,016		9.60	26,055,806	188,670,971
December 1, 2008 – December 31, 2008	33,286		10.43	21,369	188,649,602

Total	36,734,633	(2)	$10.14	36,467,379	188,649,602

  (1)
  Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a previously announced authorization by our Board of Directors in April 2006 and April 2008 to repurchase a combined 500.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.
  (2)
  Includes an aggregate of 267,254 shares withheld from employees for the payment of taxes.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
Summary of Operations:
Revenues	$14,876,163	$13,230,205	$11,155,090	$9,663,955	$8,229,488
Operating income	1,568,936	1,739,252	1,207,758	1,480,422	1,043,993
Net income	1,345,567	1,665,668	1,227,601	1,133,165	871,189
Net income per weighted average share, basic	$0.66	$0.80	$0.55	$0.48	$0.36
Net income per weighted average share, diluted	$0.64	$0.77	$0.54	$0.47	$0.36
Weighted average shares, basic	2,048,506	2,079,542	2,248,431	2,382,977	2,402,198
Weighted average shares, diluted	2,079,853	2,157,873	2,286,304	2,432,582	2,450,570
Balance Sheet Data:
Working capital	$5,446,593	$5,644,894	$2,858,825	$2,900,118	$1,882,226
Total assets	23,874,575	22,284,654	18,566,247	16,790,383	15,422,906
Long-term obligations(6)	3,454,314	3,454,643	3,454,665	129,994	130,844
Total stockholders' equity	13,041,963	12,521,317	10,325,707	12,065,430	11,523,287

  (1)
  In 2008, EMC acquired all of the outstanding shares of 12 companies (see Note C to the Consolidated Financial Statements).
  (2)
  In 2007, EMC acquired all of the outstanding shares of 14 companies (see Note C to the Consolidated Financial Statements).
  (3)
  In 2006, EMC acquired all of the outstanding shares of RSA Security Inc. and seven other companies (see Note C to the Consolidated Financial Statements). In 2006, EMC adopted FAS No. 123R "Share-based Payment" which requires the expensing of stock options. As a result of adopting the new standard, Operating income decreased by $241.6 million, Net income decreased by $204.5 million, Net income per weighted average share, basic decreased by $0.10 and Net income per weighted average share, diluted decreased by $0.09.
  (4)
  In 2005, EMC acquired all of the outstanding shares of System Management Arts Incorporated and Captiva Software Corporation.
  (5)
  In 2004, EMC acquired all of the outstanding shares of VMware, Inc.
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

All dollar amounts expressed numerically in this MD&A are in millions, except per share amounts.
Certain tables may not add due to rounding.

INTRODUCTION

        We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.

EMC Information Infrastructure

        Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Content Management and Archiving and RSA Information Security. Our objective for our EMC Information Infrastructure business is to grow faster than the markets we serve by investing in the business for sustainable advantage.

        To further improve the competitiveness and efficiency of our global business in response to a challenging global economy, in the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. We expect the program to reduce costs from our 2008 rate by approximately $350 in 2009, increasing to approximately $500 in 2010. The program's focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers, and further reduce indirect spend on contractors, third-party services and travel. The restructuring program will reduce our global Information Infrastructure workforce by approximately 2,400 positions. The program is expected to favorably impact our cost of sales, selling, general & administrative ("SG&A") and research & development ("R&D") expenses. For 2009, we estimate that approximately a third of these reductions will be to our cost of sales and the remaining two thirds will be to our other operating expenses.

        The program's expected savings will come from both cost reductions and the transformation of several areas of our operational cost structure. As part of the program, we are undertaking several initiatives to transform the structural efficiency of our operations worldwide. These initiatives will include the consolidation and movement of various facilities and processes beginning in 2009 and to be completed by the end of 2010. As part of these transformation efforts, we expect to incur additional non-recurring costs of approximately $75 to $100 over this period. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure.

        As a result of the program, we recognized a restructuring charge of $247.9 in the fourth quarter of 2008. We expect to record additional restructuring charges of approximately $100 to $125 across 2009 and 2010.

        We expect the global economic situation to have a negative impact on IT spending in 2009. Our best estimate is that 2009 global IT spending will decline as a percentage in the mid to high single digits compared with 2008. We expect the markets that we address will perform slightly better than the overall IT market. We also expect that a higher than usual percentage of the full-year IT spending will take place in the second half of the year.

VMware Virtual Infrastructure

        Our VMware Virtual Infrastructure business has achieved significant revenue growth to date by focusing on delivering new virtual infrastructure software solutions technology and products, expanding its network of technology and distribution partners, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements.

        The current financial focus of VMware is on revenue growth to generate cash flows to fund its expansion of industry segment share and development of virtualization-based products for data centers, desktops and cloud computing. VMware expects to continue its revenue growth by broadening its virtual infrastructure software solutions technology and product portfolio.

        Although VMware is currently the leading provider of virtual infrastructure solutions, management believes the use of virtual infrastructure solutions is at early stages by customers. The business faces competitive threats to its leadership from a number of companies, some of which have significantly greater resources, which could result in increased pressure to reduce prices on its offerings. As a result, management believes it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand industry leadership. These investments could result in contracting operating margins as VMware invests in its future.

RESULTS OF OPERATIONS

Revenues

        The following table presents revenue by our segments:

				Percentage Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Information Storage	$11,632.3	$10,610.9	$9,608.6	9.6%	10.4%
Content Management and Archiving	785.6	773.2	685.8	1.6	12.7
RSA Information Security	581.3	525.3	151.7	10.7	246.3
VMware Virtual Infrastructure	1,876.9	1,320.8	709.0	42.1	86.3

Total revenues	$14,876.2	$13,230.2	$11,155.1	12.4%	18.6%

        The Information Storage segment revenues include systems, software and other services revenues. Systems revenues were $6,281.6, $5,737.6 and $5,124.8 in 2008, 2007 and 2006, respectively, representing an increase of 9.5% in 2008 and 12.0% in 2007. The increases in systems revenues were due to greater demand for these products attributable to increased demand for our IT infrastructure offerings and a broadened product portfolio. Software revenues were $3,170.5, $3,078.0 and $2,941.2 in 2008, 2007 and 2006, respectively, representing an increase of 3.0% and 4.7% in 2008 and 2007, respectively. The 2008 increase of 3.0% was due to an $186.4 or 18.6% increase in software maintenance revenues, partially offset by a decrease in software license revenues of $93.9 or 4.5%. Software maintenance revenues increased due to continued demand for support from our installed base. The decline in software license revenues was due to a combination of factors, including existing systems' customers migrating to higher-end systems while continuing to utilize their existing software licenses and increased lower-end systems sales which utilize less software. The 2007 increase of 4.7% was due to a $76.3 or 8.2% increase in software maintenance revenues and a $60.5 or 3.0% increase in software license revenues. Software maintenance revenues increased due to continued demand for support from our installed base. Software license revenue increased when compared to the prior comparable period due to demand for our backup recovery software and platform based software. Total other services revenues were $2,180.2, $1,795.3 and $1,542.6 in 2008, 2007 and 2006, respectively, representing an increase of 21.4% in 2008 and 16.4% in 2007. Other services primarily consist of professional services and system maintenance. Professional services increased $278.6 or 22.7% and $208.3 or 20.5% in 2008 and 2007, respectively, and system maintenance revenues increased $89.1 or 17.7% and $36.6 or 7.8% in 2008 and 2007, respectively. The increase in professional services was partially attributable to greater demand for our professional services, largely to support and implement information lifecycle management-based solutions and to acquisitions consummated in 2007 and 2008. Acquisitions in 2008 contributed 300 basis points to the 2008 increase in revenues and acquisitions in 2007 contributed 68 basis points to the 2007 increase in revenues. System maintenance increased due to greater demand for our information storage systems. Total Information Storage revenue growth was also driven by higher sales volume from our channel partners. Our channel partners accounted for 27.2% and 57.8% of the revenue growth in 2008 and 2007, respectively.

        The Content Management and Archiving segment revenues primarily include software revenues and other services revenues. Total software revenues were $580.6, $585.0 and $542.6 in 2008, 2007 and 2006, respectively, representing a decrease of 0.8% in 2008 and an increase of 7.8% in 2007. The 0.8% decrease in 2008 software revenues was primarily due to a decrease in software license revenues of $57.0 or 17.2%, partially offset by an increase in software maintenance revenues of $52.6 or 20.8%. The decrease in software license revenues was attributable to lower demand for application software resulting from the current uncertain economic climate and resulting negative impact in our customers' IT purchases. Software maintenance revenues increased due to continued demand for support from our installed base. The 7.8% increase in software revenues in 2007 was due to an increase in software maintenance revenue of $33.9 or 15.5% and an increase in software license revenues of $8.5 or 2.6%. Software maintenance revenues increased due to continued demand for support from our installed base. The increase in software license revenues in 2007 was attributable to greater demand for our content management offerings. Other services revenues increased $19.1 or 10.5% and $48.2 or 35.8% in 2008 and 2007, respectively, as a result of increased demand for professional services to support and implement solutions for managing increasing volumes of customers' unstructured data.

        The RSA Information Security segment was created during the third quarter of 2006 as a result of our acquisitions of RSA and Network Intelligence Corporation in September 2006. The RSA Information Security segment revenues primarily include software revenues and other services revenues. Total software revenues were $461.6, $438.7 and $127.3 in 2008, 2007 and 2006, respectively, representing an increase of 5.2% in 2008 and 244.6% in 2007. The 5.2% increase in 2008 was primarily due to an increase in software maintenance revenues of $26.4 or 27.0%, partially offset by a decrease in software license revenues of $3.5 or 1.0%. Software maintenance revenues increased due to continued demand for support from our installed base. The decrease in software license revenues in 2008 was attributable to lower demand resulting from the current uncertain economic climate and resulting negative impact in our customers' IT purchases. Other services revenues increased $32.4 or 46.7% and $52.3 or 305.1% in 2008 and 2007, respectively, as a result of increased demand for professional services. Because this segment was formed during the third quarter of 2006, the 2007 growth rate is not representative of the actual ongoing growth rate.

        The VMware Virtual Infrastructure segment includes software license revenues and services revenues. Total revenues were $1,876.9, $1,320.8 and $709.0 in 2008, 2007 and 2006, respectively, representing an increase of 42.1% in 2008 and 86.3% in 2007. Software license revenues were $1,175.1, $903.2 and $494.6 in 2008, 2007 and 2006, respectively, representing an increase of 30.1% in 2008 and 82.6% in 2007. A significant majority of the revenue growth in 2008 and 2007 when compared to the prior comparable period is the result of greater demand for VMware's virtualization product offerings attributable to wider industry acceptance of virtualization as part of organizations' IT infrastructure, a broadened product portfolio and expansion of VMware's network of indirect channel partners. ELAs continue to be a significant component of VMware's revenue growth. Under a typical ELA, a portion of the revenue is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenue in future periods. At the end of the fourth quarter of 2008, VMware observed seasonal strength in ELAs from its enterprise accounts and comparative weakness in the transactional business especially with price-sensitive customers, such as the academic market and smaller businesses. During the second half of the year, customers began purchasing VMware solutions in smaller quantities through the channel to meet their immediate needs, forgoing larger discounts offered under ELAs. VMware expects that customers may continue smaller purchases through the channel at least through the first quarter of 2009 and perhaps longer. VMware expects the rate of revenue growth to continue to decelerate due primarily to the size and scale of its business and lengthened sales cycles attributable to challenges its customers may face in the current uncertain economic environment, such as decreases in IT budgets and difficulties in obtaining financing.

        VMware software maintenance and services revenues were $701.9, $417.6 and $214.4 in 2008, 2007 and 2006, respectively, representing an increase of 68.1% in 2008 and 94.8% in 2007. Software maintenance and services revenues primarily consist of software maintenance and professional services revenues. This growth reflects the increase in VMware's license revenues, as software maintenance services are generally purchased with licenses, the benefit from multi-year software maintenance contracts sold in previous periods and renewals of existing customer software maintenance contracts. Professional services revenue growth reflects increased demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited previously, VMware expects that services revenue will compose a larger proportion of its revenue mix and revenue growth in 2009.

        Revenues by geography were as follows:

				Percentage Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
United States	$7,990.8	$7,343.0	$6,319.7	8.8%	16.2%
Europe, Middle East and Africa	4,555.0	3,921.1	3,232.6	16.2	21.3
Asia Pacific	1,640.1	1,400.0	1,126.2	17.2	24.3
Latin America, Mexico and Canada	690.3	566.1	476.6	21.9	18.8

        Revenue increased in 2008 and 2007 in all of our markets due to greater demand for our products and services. Changes in exchange rates had a favorable impact on revenue growth of 0.8% and 2.3% in 2008 and 2007, respectively. The impact of the change in rates in both periods was most significant in the European market, primarily: Germany, France, Italy and the United Kingdom; and Japan.

Costs and expenses

        The following table presents our costs and expenses, other income and net income. For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are considered corporate reconciling items and are not allocated among our various operating segments in preparing the segment operating performance measures utilized by our chief operating decision maker.

				Percentage Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Cost of revenue:
Information Storage	$5,670.1	$5,237.2	$4,714.7	8.3%	11.1%
Content Management and Archiving	305.6	271.5	225.8	12.6	20.2
RSA Information Security	170.6	144.4	37.7	18.1	283.0
VMware Virtual Infrastructure	268.7	188.6	103.1	42.5	82.9
Corporate reconciling items	238.7	177.2	160.6	34.7	10.3

Total cost of revenue	6,653.8	6,018.9	5,241.9	10.5	14.8
Gross margins:
Information Storage	5,962.2	5,373.6	4,893.9	11.0	9.8
Content Management and Archiving	480.0	501.8	460.0	(4.3)	9.1
RSA Information Security	410.7	380.9	114.0	7.8	234.1
VMware Virtual Infrastructure	1,608.2	1,132.2	605.9	42.0	86.9
Corporate reconciling items	(238.7)	(177.2)	(160.6)	34.7	10.3

Total gross margin	8,222.4	7,211.3	5,913.2	14.0	22.0
Operating expenses:
Research and development(1)	1,721.3	1,526.9	1,254.2	12.7	21.7
Selling, general and administrative(2)	4,601.6	3,912.7	3,253.3	17.6	20.3
In-process research and development	85.8	1.2	35.4	7,050.0	(96.6)
Restructuring charges	244.7	31.3	162.6	681.8	(80.8)

Total operating expenses	6,653.4	5,472.1	4,705.4	21.6	16.3

Operating income	1,568.9	1,739.3	1,207.8	(9.8)	44.0
Investment income, interest expense and other expenses(3)	133.9	320.3	182.3	(58.2)	75.7

Income before taxes, cumulative effect of a change in accounting principle and minority interest	1,702.8	2,059.6	1,390.0	(17.3)	48.2
Provision for income taxes	312.5	378.4	162.7	(17.4)	132.6
Minority interest	(44.7)	(15.5)	—	188.4	NM
Cumulative effect of a change in accounting principle	—	—	(0.2)	—	NM

Net income	$1,345.6	$1,665.7	$1,227.6	(19.2)%	35.7%

  (1)
  Amount includes corporate reconciling items of $175.4, $119.4 and $120.1 for the year ended December 31, 2008, 2007 and 2006, respectively.
  (2)
  Amount includes corporate reconciling items of $367.2, $275.6 and $271.0 for the year ended December 31, 2008, 2007 and 2006, respectively.
  (3)
  Amount includes gain of $148.6 on sale of VMware stock to Cisco in 2007.

NM — not measurable

Gross Margins

        Overall, our gross margin percentages were 55.3%, 54.5% and 53.0% in 2008, 2007 and 2006, respectively. The improvement in the gross margin percentage in 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 123 basis points and the Information Storage segment, which contributed 21 basis points. These improvements were partially offset by the margin impact of the Content Management and Archiving segment, which decreased overall gross margins by 19 basis points and the RSA Information Security segment, which decreased overall gross margins by 1 basis point. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization decreased the consolidated gross margin percentage by 44 basis points. The improvement in the gross margin percentage in 2007 compared to 2006 was attributable to the VMware Virtual Infrastructure segment, which contributed 163 basis points, and the RSA Information Security segment, which contributed 54 basis points. These improvements were partially offset by the margin impact of the Information Storage segment, which decreased overall gross margins by 50 basis points and the Content Management and Archiving segment, which decreased overall gross margins by 4 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization decreased the consolidated gross margin percentage by 13 basis points.

        For segment reporting purposes, stock-based compensation and acquisition-related intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $61.5 in the corporate reconciling items in 2008 was attributable to a $38.6 increase in intangible asset amortization expense associated with acquisitions and a $22.9 increase in stock-based compensation expense, primarily attributable to VMware equity grants. The increase of $16.6 in the corporate reconciling items in 2007 was attributable to a $25.6 increase in intangible asset amortization expense associated with acquisitions, partially offset by a $9.0 decrease in stock-based compensation expense. The $9.0 decrease in stock-based compensation expense was due to higher valued options becoming fully vested in 2006.

        The gross margin percentages for the Information Storage segment were 51.3%, 50.6% and 50.9% in 2008, 2007 and 2006, respectively. The increase in the gross margin percentage in 2008 compared to 2007 was primarily attributable to our ability to achieve higher gross margins from our focus on selling overall solutions to our customers, partially offset by the margin impact from the acquisition of Iomega in June of 2008. The acquisition of Iomega reduced gross margins by 70 basis points for 2008. Iomega operates within the consumer and small business marketplace which historically has had lower gross margins than our traditional Information Storage segment. The decrease in gross margin percentage in 2007 was primarily attributable to the reduction in the mix of software license revenues as a percentage of total segment revenues to 19.6% in 2007 from 21.0% in 2006. Software license revenues generally provide a higher margin percentage than systems and services revenues.

        The gross margin percentages for the Content Management and Archiving segment were 61.1%, 64.9% and 67.1% in 2008, 2007 and 2006, respectively. The decreases in the gross margin percentage for both 2008 and 2007 were primarily attributable to a decline in software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased from 47.2% in 2006 to 42.9% in 2007 and to 35.0% in 2008. Software license revenues generally provide a higher gross margin percentage than software maintenance and other services revenues.

        The gross margin percentages for the RSA Information Security segment were 70.6%, 72.5% and 75.2% in 2008, 2007 and 2006, respectively. The decreases in the gross margin percentage in 2008 and 2007 were primarily due to a decrease in software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased from 68.5% in 2006 to 64.9% in 2007 and to 58.0% in 2008. Software license revenues generally provide a higher gross margin percentage than software maintenance and other services revenues.

        The gross margin percentages for the VMware Virtual Infrastructure segment were 85.7% in 2008, 85.7% in 2007 and 85.5% in 2006. The consistency in the gross margin percentage in 2008, 2007 and 2006 was primarily due to consistent software license and maintenance revenue mix as a percentage of total revenues. Software license and maintenance revenues as a percentage of total revenues decreased slightly from 93.2% in 2007 to 92.2% in 2008 and from 93.3% in 2006 to 93.2% in 2007.

Research and Development

        As a percentage of revenues, R&D expenses were 11.6%, 11.5% and 11.2% in 2008, 2007 and 2006, respectively. R&D expenses increased $194.4 and $272.7 in 2008 and 2007, respectively, primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting and higher cost of facilities. Personnel-related costs increased by $218.5 and $261.6 and the cost of facilities increased by $26.4 and $21.9 in 2008 and 2007, respectively. Partially offsetting these increases was an increase in capitalized software development costs of $59.9 and $42.7 in 2008 and 2007, respectively, which reduced R&D costs. Additionally, we experienced a reduction in the cost of materials to support new product development of $13.2 and $18.4 in 2008 and 2007, respectively.

        Corporate reconciling items within R&D consist of stock-based compensation and intangible asset amortization. These costs increased $56.0 to $175.4 in 2008 and decreased $0.7 to $119.4 in 2007. In 2008, stock-based compensation expense increased $54.4 and intangible asset amortization increased $1.6. The increase in stock-based compensation expense consisted of a $35.6 increase within the VMware Virtual Infrastructure business and an $18.8 increase within EMC's Information Infrastructure business. The increase in stock-based compensation expense was primarily attributable to incremental VMware equity grants made in 2007 and 2008. In 2007, intangible asset amortization decreased $1.3 and stock-based compensation expense increased $0.6. The increase in stock-based compensation expense in 2007 consisted of a $16.5 increase within the VMware Virtual Infrastructure business offset by a $15.9 decrease within EMC's Information Infrastructure business. The increase in stock-based compensation expense within the VMware Virtual Infrastructure business was attributable to incremental equity grants made in 2007. The decrease in stock-based compensation expense within EMC's Information Infrastructure business was primarily attributable to higher valued options becoming fully vested in 2006. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

        R&D expenses within EMC's Information Infrastructure business, as a percentage of EMC's Information Infrastructure business revenues, were 9.3% in 2008 and 9.7% in 2007 and 2006. R&D expenses increased $51.5 and $135.3 in 2008 and 2007, respectively. In 2008, the increase was primarily due to higher personnel-related costs and increased facilities costs which increased by $74.7 and $6.2, respectively. Partially offsetting the increase was an increase in capitalized software development costs of $16.6 which reduced R&D costs and a reduction in the cost of materials to support new product development of $14.4. In 2007, the increase was primarily due to higher personnel-related costs and increased facilities cost which increased by $151.7 and $15.9, respectively. Partially offsetting the increase was an increase in capitalized software development costs of $27.6 which reduced R&D costs and a reduction in the costs of materials to support new product development of $20.3.

        R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware's revenues, were 18.2%, 19.3% and 16.5% in 2008, 2007 and 2006, respectively. R&D expenses increased $86.9 and $138.1 in 2008 and 2007, respectively. The increase in R&D expenses was primarily attributable to incremental headcount to support the growth of the business, resulting in increased salaries and benefits expense of $91.2 and $109.3 in 2008 and 2007, respectively. Partially offsetting these increases were software capitalization costs increases of $43.3 and $15.1 in 2008 and 2007, respectively, which reduced R&D costs. We expect the amount of software development costs which are capitalized to decrease in 2009 compared to 2008.

Selling, General and Administrative

        As a percentage of revenues, SG&A expenses were 30.9%, 29.6% and 29.2% in 2008, 2007 and 2006, respectively. SG&A expenses increased by $688.9 and $659.4 in 2008 and 2007, respectively, primarily due to higher personnel-related costs, depreciation, travel costs and facilities costs to support the overall growth of the business and increased bad debt provisions. Personnel-related costs increased by $468.2 and $420.5, depreciation increased by $49.4 and $59.5, travel increased by $6.1 and $57.1 and facilities costs increased by $28.3 and $28.9 in 2008 and 2007, respectively. Bad debt provisions increased $25.8 in 2008 when compared to 2007 and decreased $1.4 in 2007 when compared to 2006.

        Corporate reconciling items within SG&A consist of stock-based compensation and intangible asset amortization. These costs increased $91.5 to $367.2 in 2008 and increased $4.6 to $275.6 in 2007. In 2008, stock-based compensation increased $56.8 and intangible asset amortization increased $34.7. The increase in stock-based compensation consisted of a $31.3 increase within the VMware Virtual Infrastructure business and a $25.5 increase within EMC's Information Infrastructure business. The increase in stock-based compensation expense was attributable to equity grants made in 2007 and 2008. In 2007, intangible asset amortization increased $27.4 and stock-based compensation decreased $22.8. The increase in intangible asset amortization in 2008 and 2007 was attributable to amortization of intangible assets associated with acquisitions by both EMC's Information Infrastructure business and the VMware Virtual Infrastructure business. The decrease in stock-based compensation consisted of a $43.0 decrease within EMC's Information Infrastructure business, offset by a $20.2 increase within the VMware Virtual Infrastructure business. The decrease in stock-based compensation expense within EMC's Information Infrastructure business was primarily attributable to higher valued options becoming fully vested in 2006. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

        SG&A expenses within EMC's Information Infrastructure business, as a percentage of EMC's Information Infrastructure business revenues, were 26.8%, 26.0% and 25.9% in 2008, 2007 and 2006, respectively. SG&A expenses increased by $393.1 and $389.8 in 2008 and 2007, respectively, primarily due to higher personnel-related costs, depreciation and facilities costs to support the overall growth of the business. Personnel-related costs increased by $265.5 and $262.7, depreciation increased by $34.9 and $51.8 and facilities increased by $20.8 and $5.5 in 2008 and 2007, respectively. Bad debt provisions increased by $24.1 in 2008 when compared to 2007 and increased $1.8 in 2007 when compared to 2006. Travel costs decreased $2.9 in 2008 when compared to 2007 due to cost savings initiatives and increased $37.5 in 2007 when compared to 2006.

        SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware's revenues, were 39.8%, 41.1% and 39.3% in 2008, 2007 and 2006, respectively. SG&A expenses increased $204.2 and $265.0 in 2008 and 2007, respectively. The increase in SG&A expenses in 2008 and 2007 was primarily the result of higher salaries and benefits due to increases in sales, marketing and administrative personnel costs of $153.5 and $180.5, respectively. The resources were added to support the growth of the business, including greater finance and legal personnel in response to being a public company, as well as higher commission expense resulting from increased sales volume. SG&A expenses also increased due to marketing expenses related to VMware's international market expansion and VMware's branding initiative.

In-Process Research and Development

        In-process research and development ("IPR&D") was $85.8, $1.2 and $35.4 in 2008, 2007 and 2006, respectively. During 2008, IPR&D projects relating to two of EMC's Information Infrastructure acquisitions and two VMware acquisitions were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied discount rates ranging from 20% to 60% to value the IPR&D projects acquired. The increase in IPR&D in 2008 when compared to 2007 was primarily attributable to higher levels of in-process R&D of acquisitions consummated during the respective period. The decrease in IPR&D in 2007 when compared to 2006 was primarily attributable to lower levels of in-process R&D of acquisitions consummated during the respective period.

Restructuring Charges and Impairment

        In 2008, 2007 and 2006, we incurred restructuring charges of $250.3, $31.3 and $162.6, respectively.

        To further improve the competitiveness and efficiency of our global business in response to a challenging global economy, in the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The plan includes the following components:

  •
  A reduction in force resulting in the elimination of approximately 2,400 positions which will be substantially completed by the end of 2009 and fully completed by the third quarter of 2010.
  •
  The consolidation of facilities and the termination of contracts. These actions are expected to be completed by 2015.
  •
  The write-off of certain assets for which EMC has determined it will no longer derive any benefit. These actions were completed in the fourth quarter of 2008.

        In addition to this plan, we also recognized an asset impairment charge for certain assets for which the forecasted cash flows from the assets are less than the assets' net book value.

        The total charge resulting from these actions is expected to be between $362.0 and $387.0, with $247.9 recognized in 2008, $100.0 to $125.0 to be recognized in 2009 and 2010 and the remainder to be recognized through 2015. Total cash expenditures associated with the plan are expected to be in the range of $310.7 to $335.7.

        The 2008 charge consisted of the aforementioned fourth quarter restructuring program which aggregated $247.9, a third quarter charge of $8.6 and a net reduction of $6.2 relating to restructuring programs from prior years. For purposes of presentation, $244.7 of the 2008 charge is presented as a restructuring charge, $1.3 is presented as a reduction of SG&A and $6.9, related to the impairment of strategic investments, is presented within other expense, net on the consolidated income statement.

        The fourth quarter 2008 charge consisted of $195.5 for employee termination benefits associated with a reduction in workforce, a $28.0 charge for impaired long-lived assets, a $21.8 charge associated with abandoned assets for which we will no longer derive a benefit and a $2.6 charge for contract terminations. These actions impacted substantially all of our functional organizations within our Information Storage, Content Management and Archiving and RSA Information Security segments and affected employees in each of our major geographical areas. As of December 31, 2008, we had eliminated approximately 500 of the 2,400 positions. The asset impairment charge of $28.0 consists of $21.1 of capitalized technology costs for which the forecasted cash flows from the assets are less than the assets' net book value. The impairment charge was equal to the amount by which the assets' carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows. The impairment charge also included a $6.9 charge for strategic investments for which the decline in their fair market value below their book value was considered other than temporary.

        The third quarter 2008 charge consisted of $5.5 for employee termination benefits associated with a reduction in force of approximately 75 employees and $3.1 for the consolidation of excess facilities and other items within our Information Storage, Content Management and Archiving and RSA Information Security segments. As of December 31, 2008, all of these actions had been completed.

        The 2007 charge consisted primarily of a $21.5 charge to increase the severance expenses associated with the 2006 restructuring program and a $13.3 charge for employee termination benefits associated with a 2007 rebalancing program impacting approximately 450 positions. As of December 31, 2008, all of these actions had been completed. These actions impacted our Information Storage, Content Management and Archiving and RSA Information Security segments and affected employees in each of our major geographical areas. Partially offsetting these amounts were net adjustments of $3.2 associated with restructuring programs prior to 2006.

        The 2006 charge consisted of a $129.4 charge for employee termination benefits associated with a reduction in workforce, a $29.7 charge associated with abandoned assets for which we will no longer derive a benefit, a $10.9 charge for contract terminations and a $5.7 charge associated with vacating excess facilities. Partially offsetting these amounts were net adjustments of $13.1 associated with prior years' restructuring programs. The 2006 charge for employee termination benefits covered approximately 1,350 employees worldwide. The workforce reduction's objective was to further integrate EMC and the majority of the businesses we have acquired over the prior three years. These actions impacted substantially all of our functional organizations and affected employees in each of our major geographical areas. As of December 31, 2008, substantially all of these actions had been completed. The asset impairment charge of $29.7 consisted primarily of internal infrastructure projects that management decided to no longer pursue. The impairment charge was equal to the amount by which the assets' carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows. The 2006 charges impacted the Information Storage and Content Management and Archiving segments.

        The activity for each charge is explained in the following sections.

  2008 Restructuring Programs

        The activity for the 2008 restructuring programs is presented below:

2008 Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$201.0	$(14.7)	$186.3	$1.3
Abandoned and impaired assets	49.8	(49.8)	—	49.8
Consolidation of excess facilities and other contractual obligations	5.7	(3.4)	2.4	—

Total	$256.5	$(67.9)	$188.7	$51.1

        The remaining cash portion owed for these programs is $186.5. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2010. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

  2007 Restructuring Program

        The activity for the 2007 restructuring program for the years ended December 31, 2008 and 2007 is presented below:

2008 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$12.4	$3.8	$(13.1)	$3.1

Total	$12.4	$3.8	$(13.1)	$3.1

2007 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$13.3	$(0.8)	$12.4	$0.9

Total	$13.3	$(0.8)	$12.4	$0.9

  2006 Restructuring Programs

        The activity for the 2006 restructuring programs for the years ended December 31, 2008, 2007 and 2006 is presented below:

2008 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$83.2	$(10.3)	$(63.4)	$9.5
Consolidation of excess facilities	2.6	(0.3)	—	2.3

Total	$85.7	$(10.5)	$(63.4)	$11.7

2007 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$127.8	$21.5	$(66.2)	$83.2
Consolidation of excess facilities	5.5	(0.3)	(2.7)	2.6
Contractual and other obligations	4.8	—	(4.8)	—

Total	$138.2	$21.2	$(73.7)	$85.7

2006 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$129.4	$(1.5)	$127.8	$10.7
Asset impairment	29.7	(29.7)	—	29.7
Consolidation of excess facilities	5.7	(0.2)	5.5	—
Contractual and other obligations	10.9	(6.1)	4.8	—

Total	$175.7	$(37.5)	$138.2	$40.4

        The adjustment to the provision in 2008 and 2007 includes changes for finalizing severance agreements, particularly in international locations and estimated changes in severance amounts for employees that had not yet been terminated.

        The remaining cash portion owed for the 2007 and 2006 restructuring programs is $10.8. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2009. The cash expenditures relating to consolidation of excess facilities are expected to be paid out through 2018.

  Prior Year Restructuring Programs

        Prior to 2006, we had instituted several restructuring programs. The activity for these programs for the years ended December 31, 2008, 2007 and 2006 is presented below:

2008 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$1.3	$(2.1)	$2.7	$1.8
Consolidation of excess facilities	25.7	2.6	(9.7)	18.6
Other contractual obligations	0.8	—	—	0.9

Total	$27.8	$0.5	$(7.1)	$21.2

2007 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$19.2	$—	$(17.9)	$1.3
Consolidation of excess facilities	40.2	(3.3)	(11.2)	25.7
Other contractual obligations	1.9	0.2	(1.2)	0.8

Total	$61.4	$(3.2)	$(30.4)	$27.8

2006 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$86.8	$(5.0)	$(62.6)	$19.2
Consolidation of excess facilities	65.4	(8.4)	(16.8)	40.2
Other contractual obligations	2.4	0.3	(0.7)	1.9

Total	$154.6	$(13.1)	$(80.2)	$61.4

        The reductions to the provisions in 2007 and 2006 for excess facilities were a result of lower than expected costs associated with vacating leased facilities. These restructuring programs impacted the Information Storage and Content Management and Archiving segments. The remaining liability for the consolidation of excess facilities is expected to be paid through 2015.

Gain on Sale of VMware Stock to Cisco

        The gain on sale of VMware stock for the year ended December 31, 2007 consists of a $148.6 gain on the sale of 6.0 million shares of Class A common stock of VMware held by EMC sold to Cisco Systems, Inc. for proceeds of approximately $150.0.

Investment Income

        Investment income was $247.0, $249.3 and $224.9 in 2008, 2007 and 2006, respectively. Investment income decreased $2.3 in 2008 compared to 2007, due to a decrease in the weighted average return on investments, partially offset by higher average outstanding cash and investment balances and improved returns on sales of investments. Investment income increased in 2007 compared to 2006 due to higher average outstanding cash and investment balances and lower realized losses on investments. The weighted-average return on investments, excluding realized gains and losses, was 3.1%, 4.3% and 4.2% in 2008, 2007 and 2006, respectively. Net realized gain (losses) were $6.6, $(10.1) and $(27.8) in 2008, 2007 and 2006, respectively. We expect investment income to decline in 2009 compared to 2008 due to lower weighted average returns, excluding realized gains and losses.

Interest Expense

        In September 2006, we borrowed $2,200.0 under a six-month unsecured credit facility to finance the acquisition of RSA. In November 2006, we completed the issuance of our $1,725.0 1.75% convertible senior notes due 2011 (the "2011 Notes") and our $1,725.0 1.75% convertible senior notes due 2013 (the "2013 Notes" and, together with the 2011 Notes, the "Notes"). A portion of the proceeds from the Notes was used to repay in full the $2,200.0 of outstanding indebtedness under the aforementioned unsecured credit facility. Interest expense was $73.8, $72.9 and $34.1 in 2008, 2007 and 2006, respectively. Interest expense consists primarily of interest on the Notes.

        Effective in 2009, we adopted FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)". The statement requires that we revise our prior period financial statements. As a result of this revision, the Notes will be recorded at a discount to their face amount which will be accreted to their face amount over the term of the Notes resulting in additional interest expense. The incremental interest expense will represent a non-cash charge. This will result in recognizing incremental non-cash interest expense of $11.5, $96.9 and $102.6 in 2006, 2007 and 2008, respectively. The incremental non-cash interest charge in 2009 will be $108.3.

Other Expense, Net

        Other expense, net was $39.4, $4.7 and $8.6 in 2008, 2007 and 2006, respectively. The increase in 2008 was primarily attributable to an increase in foreign currency transaction losses. The decrease in 2007 was primarily attributable to reductions in foreign currency transaction losses.

Provision for Income Taxes

        Our effective income tax rate was 18.4%, 18.4% and 11.7% in 2008, 2007 and 2006, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

        In 2008, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 15.0 percentage points compared to our statutory federal tax rate of 35.0%. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 2.7 percentage points. The net effect of non-deductible permanent differences, state taxes, tax credits and other items was an increase to the rate of 1.1 percentage points.

        In 2007, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 14.5 percentage points compared to our statutory federal tax rate of 35.0%. We had a reduction in our valuation allowance which principally arose from the utilization of capital loss carryforwards towards the capital gain on the sale of VMware stock to Cisco resulting in a benefit to our effective tax rate of 1.5 percentage points. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 1.2 percentage points. The net effect of non-deductible permanent differences, state taxes, tax credits and other items was an increase to the rate of 0.6 percentage points.

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

        The effect of non-deductible permanent differences increased the tax rate by 4.6% in 2008 compared to 1.7% in 2007. The increase was principally due to increased non-deductible IPR&D and taxable earnings from foreign subsidiaries in 2008. Tax credits in 2008 reduced the effective tax rate by 4.9% compared to a 2.0% reduction in 2007. The increase was attributable to higher foreign tax credits relating to distributions from foreign subsidiaries in 2008 and higher U.S. R&D credits.

Minority Interest in VMware

        The minority interest in VMware was $44.7 and $15.5 in 2008 and 2007, respectively. The minority interest increased in 2008 compared to 2007 primarily due to an increase in VMware's net income and an increase in the weighted average minority interest percentage in 2008 compared to 2007. VMware's net income was $290.1 and $218.1 in 2008 and 2007, respectively, representing an increase of 33.0%. The weighted average minority interest was approximately 15% and 7% in 2008 and 2007, respectively.

Cash Flows and Financial Condition

        Cash provided by operating activities was $3,565.1, $3,126.6 and $2,140.4 in 2008, 2007 and 2006, respectively. Cash received from customers was $15,378.1, $13,333.5 and $11,167.2 in 2008, 2007 and 2006, respectively. The increase in cash received from customers was primarily attributable to higher sales volume. Cash paid to suppliers and employees was $11,747.0, $10,182.6 and $8,666.6 in 2008, 2007 and 2006, respectively. The increase was partially attributable to higher headcount. Total headcount was approximately 42,100, 37,700 and 31,100 at December 31, 2008, 2007 and 2006, respectively. The headcount increase was due to the growth of the business, as well as continued acquisition activity. Cash received from dividends and interest was $240.0, $254.1 and $258.6 in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, we paid $232.3, $202.3 and $592.1, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. Despite higher pre-tax income, cash paid for income taxes decreased from 2006 to 2007, principally due to increased deductions for stock-based compensation, increased federal R&D credits arising from a change in law and increased utilization of acquired net operating losses.

        Cash used in investing activities was $1,614.9, $1,162.9 and $2,296.7 in 2008, 2007 and 2006, respectively. Cash paid for acquisitions, net of cash acquired was $725.5, $692.0 and $2,618.4 in 2008, 2007 and 2006, respectively. Capital additions were $695.9, $699.0 and $718.1 in 2008, 2007 and 2006, respectively. Capitalized software development costs were $295.0, $232.0 and $192.9 in 2008, 2007 and 2006, respectively. The increase in capitalized software development costs was attributable to a greater level of development costs being capitalized for VMware development activities. Net sales and maturities of investments were $75.1, $322.3 and $1,253.6 in 2008, 2007 and 2006, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments. During 2007, we received $150.0 in net proceeds from the sale of 6.0 million shares of our interest in VMware to Cisco.

        Cash (used in) provided by financing activities was $(534.0), $679.5 and $(392.0) in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006 we spent $1,489.5, $1,453.7 and $3,655.4 to repurchase 112.2 million, 89.4 million and 302.3 million shares of our common stock, respectively. We generated $431.2, $785.2 and $257.8 in 2008, 2007 and 2006, respectively, from the exercise of stock options. Stock options exercises from VMware's stock option grants contributed $190.1 to the $431.2 generated in cash from the exercise of options in 2008. Additionally, the exercising of stock options generated excess tax benefits of $97.7 in 2008, $91.8 in 2007 and $20.0 in 2006. In 2008, we received $412.3 in proceeds from our securities lending program. The program enables us to receive an incremental return on our investment. We spent $13.3 to purchase 500,000 shares of VMware common stock previously sold to Intel Capital Corporation. During 2007, we received proceeds from the sale of VMware's Class A common stock in its IPO and to Intel of $1,253.5. Proceeds from short and long-term obligations were $33.7, $19.8 and $5,654.0 in 2008, 2007 and 2006, respectively. In September 2006, we borrowed $2,200.0 under a six-month unsecured credit facility to finance the acquisition of RSA. In November 2006, we also closed the sale of the 2011 Notes and the 2013 Notes for an aggregate amount of $3,450.0. We utilized $2,200.0 of the Note proceeds to repay in full the outstanding indebtedness under our six-month unsecured credit facility which was used to finance the acquisition of RSA. In 2006, we also paid $126.1 to redeem the outstanding principal balance of the Documentum Notes.

        The Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The Notes are structurally subordinated to all liabilities of our subsidiaries and are effectively subordinated to our secured indebtedness. As of December 31, 2008, the aggregate amount of liabilities of our subsidiaries was approximately $3,900.0, excluding intercompany liabilities. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding (i) September 1, 2011, with respect to the 2011 Notes, and (ii) September 1, 2013, with respect to the 2013 Notes, in each case only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the "measurement period") in which the price per Note of the applicable series for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day or at least $20.90 per share; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter or (3) upon the occurrence of certain events specified in the Notes. Additionally, the Notes will become convertible during the last three months prior to the respective maturities of the 2011 Notes and the 2013 Notes.

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

        Subject to certain exceptions, if we undergo a "designated event" (as defined in the indenture) including a "fundamental change," holders of the Notes will have the option to require us to repurchase all or any portion of their Notes. The designated event repurchase price will be 100% of the principal amount of the Notes to be repurchased plus any accrued interest up to but excluding the relevant repurchase date. There has not been a designated event requiring us to repurchase the Notes. We will pay cash for all Notes so repurchased. We may not redeem the Notes prior to maturity.

        The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. Aggregate debt issuance costs of approximately $58.9 are being amortized to interest expense over the respective terms of the Notes.

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

        Depreciation and amortization expense was $1,057.5, $917.3 and $764.2 in 2008, 2007 and 2006, respectively. The increase in depreciation and amortization expense in each year was primarily attributable to intangible asset amortization expense which increased by $76.1 and $51.8 in 2008 and 2007, respectively, associated with increased acquisition activity. Higher amortization expense associated with an increase in capitalized software development costs contributed $33.3 and $26.4 in 2008 and 2007, respectively, to the increase. A general growth in our property, plant and equipment balances in each year also resulted in greater depreciation expense of $30.8 and $74.9 in 2008 and 2007, respectively.

        We have a credit line of $50.0 in the United States. As of December 31, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank's base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At December 31, 2008, we were in compliance with the covenants.

        At December 31, 2008, our total cash, cash equivalents, and short-term and long-term investments were $9,177.5. This balance includes approximately $1,840.8 held by VMware and $3,587.5 held by EMC in overseas entities. Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At December 31, 2008, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security's market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

        At December 31, 2007, our available for sale, short and long-term investments were recognized at fair value which was determined based upon quoted market prices. At December 31, 2008, auction rate securities were valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market ("liquidity discount margin") for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. During the fourth quarter of 2008, we increased the liquidity discount margin from 3.0% to 5.0% as a result of declining market conditions.

        The following table summarizes our total cash, cash equivalents and short-term and long-term investments along with the respective unrealized gains and losses as of December 31, 2008:

	December 31, 2008
	Amortized Cost Basis	Aggregate Fair Value	Net Unrealized Gain/(Loss)
Total cash and cash equivalents	$5,843.7	$5,843.7	—

Investments:
U.S. government and agency obligations	$1,102.7	$1,130.5	$27.8
U.S. corporate debt securities	463.9	451.8	(12.1)
Asset and mortgage-backed securities	304.8	263.4	(41.4)
Municipal obligations	1,230.8	1,243.3	12.5
Auction rate securities	230.2	199.2	(31.0)
Foreign debt securities	45.9	45.6	(0.3)

Total investments	3,378.3	3,333.8	(44.5)

Total cash, cash equivalents and investments	$9,222.0	$9,177.5	$(44.5)

  Investment Losses

        As of December 31, 2008, the gross unrealized losses on our investment portfolio were $89.6. The gross unrealized gains were $45.1. Our unrealized losses were primarily caused by a major disruption to the global capital markets, including a deterioration of confidence and a severe decline in the availability of capital and demand for debt securities. The result has been to depress securities values in most types of investments.

        We considered $2.6 of unrealized losses to be other than temporary and recognized the losses as a charge to earnings. We considered $89.6 of losses to be temporary and recognized the estimated decline in value as a component of other comprehensive loss within our stockholders' equity. In making this determination, we considered the financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity if necessary to avoid losses. The significant components of the temporary impairments are as follows:

  Auction Rate Securities

        Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $17.5, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program ("FFELP") through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full. As of December 31, 2007, we held $972.5 of auction rate securities at par value, which was equal to fair value as of that date. During the first quarter of 2008, we sold $684.0 of these auction rate securities at par through the normal auction process. Beginning in mid-February 2008, liquidity issues in the global credit markets resulted in the complete failure of auctions associated with our auction rate securities as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 15 to 40 years. We understand that issuers and financial markets are in the process of developing alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. We expect that we will receive the entire principal associated with these auction rate securities through one of the means described above. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations.

  Asset and Mortgage-Backed Securities

        Our asset and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.67 years and 2.06 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 50% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date we have collected all interest payable on all these securities when due and expect to continue to do so in the future. For each security which has a temporary decline in value, we analyzed the collateral value, collateral statistics, including the borrowers' payment history, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to our position in the security. For those securities where the underlying collateral is not sufficient, we have recorded other-than-temporary losses on these securities which aggregated $2.6. For the securities where the collateral is deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure.

  U.S. Corporate Debt Securities

        Our U.S. corporate debt securities are predominantly rated A or better. The security issuers are from a cross section of industries, including banking and finance, insurance, consumer, industrial, technology and utilities. To mitigate concentration of risk, we impose sector limits at the portfolio and CUSIP level. The average maturity is 1.14 years. To date, we have collected all interest payable on all the debt securities when due and expect to continue to do so in the future. We have analyzed the issuers' credit history, current financial standing and their ability to retire the debt obligations. We expect that we will receive the entire principal associated with these securities.

        At December 31, 2008, we held $5,843.7 of cash and cash equivalents with a maturity of 90 days or less. Due to the nature of these assets, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

        We believe our current cash and investment position should be sufficient to meet our operating requirements in 2009.

        To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

        We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years*	3-5 years**	More than 5 years
Operating leases	$894.4	$171.1	$304.1	$56.2	$363.0
Long-term convertible debt	3,450.0	—	1,725.0	1,725.0	—
Other long-term obligations, including notes payable, current portion of long-term obligations and post retirement obligations	180.9	70.9	2.5	1.2	2.6
Purchase orders	1,425.3	1,385.2	40.1	—	—
Securities lending payable	412.3	412.3	—	—	—
Uncertain tax positions	218.5	—	—	—	—

Total	$6,581.4	$2,039.5	$2,071.7	$1,782.4	$365.6

*
Includes payments from January 1, 2010 through December 31, 2012.
**
Includes payments from January 1, 2013 through December 31, 2014.

        As of December 31, 2008, we had $218.5 of liabilities for uncertain tax positions under FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes." We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

        Included in other long-term obligations are post retirement obligations of $103.7. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

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

        We have no other off-balance sheet arrangements.

Guarantees and Indemnification Obligations

        EMC's subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $67.7 as of December 31, 2008. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

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

        We have agreed to indemnify the directors, executive officers and certain other officers of EMC and our subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer.

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

        Based upon our historical experience and information known as of December 31, 2008, we believe our liability on the above guarantees and indemnities at December 31, 2008 are not material.

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

        We have learned that the Civil Division of the United States Department of Justice (the "DoJ") is investigating allegations concerning (i) EMC's fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC's compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, including potential violations of the False Claims Act. The subject matter of this investigation also overlaps with that of a previous audit by the U.S. General Services Administration ("GSA") concerning our recordkeeping and pricing practices under a schedule agreement we entered into with GSA in November 1999 which, following several extensions, expired in June 2007. We have cooperated with both the audit and the DoJ investigation, voluntarily providing documents and information, and have engaged in discussions aimed at resolving this matter without any admission or finding of liability on the part of EMC. We believe that we have meritorious factual and legal defenses to the allegations raised and, if the matter is not resolved and proceeds to litigation, we intend to defend vigorously. If the matter proceeds to litigation, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, including suspension or debarment from sales to the federal government.

        In accordance with Statement of Financial Accounting Standards No. 5, we have estimated the loss that may result from this matter, and such amount is reflected in our consolidated financial statements. It is not possible to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amount reflected in our consolidated financial statements.

Pension and Post-Retirement Medical and Life Insurance Plans

        We have noncontributory defined benefit pension plans which were assumed as part of the Data General acquisition, which cover substantially all former Data General employees located in the U.S. and Canada (the "Pension Plans"). The Pension Plans were frozen in 1999, resulting in employees no longer accruing pension benefits for future services. The assets for the Pension Plans are invested in common stocks, bonds and cash. The market related value of the plans' assets is based upon the assets' fair value. The expected long-term rate of return on assets for the year ended December 31, 2008 was 8.25%. This rate represents the average of the long-term rates of return for the Pension Plans weighted by the plans' assets as of December 31, 2008. For the ten years ended December 31, 2007, the actual long-term rate of return was 6.0%. In 2008, we experienced a 27.0% loss on the plans' assets. As a result, the actual long-term rate of return for the ten years ended December 31, 2008 was 1.6%. Based upon current market conditions, the expected long-term rate of return for 2009 will be decreased to 8.0%. A 25 basis point change in the expected long-term rate of return on the plans' assets would have approximately a $0.7 impact on the 2008 pension expense. As of December 31, 2008, the Pension Plans had a $218.2 accumulated actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2008, the discount rate to determine the benefit obligation was 6.6%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plans' benefit obligations. The bond indices and yield curve analyses include only bonds rated AA or higher from a reputable rating agency. This rate represents the average of the discount rates for the Pension Plans weighted by plan liabilities as of December 31, 2008. A 25 basis point change in the discount rate would have approximately a $0.5 impact on the 2008 pension expense for the Pension Plans. Additionally, certain foreign subsidiaries have defined benefit pension plans. These foreign pension plans are excluded from this discussion because they do not have a material impact on our consolidated financial position or results of operations.

        We also assumed a post-retirement benefit plan as part of the Data General acquisition that provides certain medical and life insurance benefits for retired former Data General employees. The plan's assets are invested in common stocks, bonds and cash. The market related value of the plan's assets is equal to the assets' fair value. The expected long-term rate of return on the plan's assets for the year ended December 31, 2008 was 8.25%. For the ten years ended December 31, 2007, the actual long-term rate of return was 6.0%. In 2008, we experienced a 27.0% loss on the plan's assets. As a result, the actual long-term rate of return for the ten years ended December 31, 2008 was 1.6%. Based on capital market conditions, the expected long-term rate of return for 2009 will be decreased to 8.0%. A 25 basis point change in the expected long-term rate of return on the plan's assets has minimal impact on our benefit expense. As of December 31, 2008, the plan had $0.3 accumulated actuarial loss that will be recognized over the anticipated remaining years of service for participants. For the year ended December 31, 2008, the discount rate to determine the benefit obligation was 6.6%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan's benefit obligations. The bond indices and yield curve analyses include only bonds rated AA or higher from a reputable rating agency. A 25 basis point change in the discount rate has a minimal impact on the expense.

Critical Accounting Policies

        Our consolidated financial statements are based on the selection and application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the areas set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our Consolidated Financial Statements.

Revenue Recognition

        Revenue recognition is governed by various accounting principles, including SAB No. 104, "Revenue Recognition"; Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables"; Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition"; FAS No. 48, "Revenue Recognition When Right of Return Exists"; FAS No. 13, "Accounting for Leases"; and SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," among others. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of fair value in arrangements with multiple deliverables, assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

Warranty Costs

        We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $11.5 and $11.6 in 2008 and 2007, respectively.

Asset Valuation

        Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, investments, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt experience could exceed our estimate. The market value of our short and long-term investments is based primarily upon the listed price of the security. At December 31, 2008, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security's market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We hold investments whose market value is below our cost. The determination of whether unrealized losses on investments are other than temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired. The recoverability of inventories is based upon the types and our levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our segments, is one step below our segment level. For each assessment, we compare the market value of the reporting unit to its carrying value. We estimate fair value by employing different methodologies, including a comparison to comparable industry companies and several different discounted cash flow methodologies. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.

Restructuring Charges

        We recognized restructuring charges in 2008, 2007, 2006 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Accounting for Income Taxes

        As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

Accounting for Stock-based Compensation

        For our share-based payment awards, we make estimates and assumptions to determine the underlying value of stock options, including volatility, expected life and forfeiture rates. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved. Changes to these estimates and assumptions may have a significant impact on the value and timing of stock-based compensation expense recognized, which could have a material impact on our financial statements.

New Accounting Pronouncements

        We adopted Financial Accounting Standards ("FAS") No. 157, "Fair Value Measurements" ("FAS No. 157") on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the FASB issued the following amendments:

  •
  FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS No. 157-1") amends FAS No. 157 to remove certain leasing transactions from its scope. The adoption of FSP FAS No. 157-1 did not have a material impact on our financial position or results of operations.

  •
  FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of FAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations.

  •
  FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS No. 157-3") clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective October 2008, including prior periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a material impact on our financial position or results of operations.

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

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Board ("ARB") No. 51" ("FAS No. 160"). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect FAS No. 160 to have a material impact on our financial position or results of operations.

        In April 2008, the FASB issued FASB Staff Position ("FSP") on FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS No. 142-3"). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect FSP FAS No. 142-3 to have a material impact on our financial position or results of operations.

        In May 2008, the FASB issued FSP APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a bond portion and a conversion option. The allocation of the bond portion is based upon determining the value of a bond based upon the issuance costs of debt with no conversion option. The residual value is allocated to the conversion option. As a result of this change, the bonds are recorded at a discount which is accreted to its face value over the term of the debt using the effective interest method resulting in additional interest expense. The separated conversion option will be recorded in equity and not marked to market provided that the requirement for equity classification is met. FSP APB 14-1 requires issuers to retroactively revise all periods presented. FSP APB 14-1 is effective for financial statements for fiscal years ended after December 15, 2008, and early adoption is not permitted. We adopted FSP APB 14-1 on January 1, 2009.

        For financial statements for periods after January 1, 2009, we will revise prior period financial statements by reclassifying $669.1 of our Notes to additional paid-in capital. Our interest expense will increase by $11.5 for 2006 (the year the Notes were issued), $96.9 for 2007 and $102.6 in 2008. Our diluted earnings per share will decrease by $0.0 for 2006 and $0.03 for each of 2007 and 2008.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk, primarily from changes in foreign exchange rates, interest rates and credit risk. To manage the volatility relating to foreign exchange risk, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

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

        We employ a Monte Carlo simulation model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are calculated by Measurisk as of December 31, 2008. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $1.4 million as of December 31, 2008 and $1.0 million as of December 31, 2007. The average, high and low value-at-risk amounts for 2008 and 2007 were as follows (in millions):

	Average	High	Low
2008	$1.3	$1.7	$0.5
2007	$0.8	$1.0	$0.6

        The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Interest Rate Risk

        We maintain an investment portfolio consisting of debt securities of various types and maturities. The investments are classified as available for sale and are all denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or temporary loss recorded in other comprehensive loss. These instruments are not leveraged and are not held for trading purposes.

        We employ a Monte Carlo simulation model to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the Measurisk dataset as of December 31, 2008. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $9.4 million as of December 31, 2008 and $2.4 million as of December 31, 2007. The average, high and low value-at-risk amounts for 2008 and 2007 were as follows (in millions):

	Average	High	Low
2008	$6.5	$9.4	$4.1
2007	$0.7	$2.4	$(0.5)

        The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

        Financial instruments that potentially subject us to concentration of credit risk consist principally of bank deposits, money market investments, short and long-term investments, accounts and notes receivable, and foreign currency exchange contracts. Deposits held with banks in the United States may exceed the amount of FDIC insurance provided on such deposits. Deposits held with banks outside the United States generally do not benefit from FDIC insurance. The majority of our day-to-day banking operations globally are maintained with Citibank. We believe that Citibank's position as a primary clearing bank, coupled with the substantial monitoring of their daily liquidity, both by their internal processes and by the Federal Reserve and the FDIC, mitigate some of our risk.

        Our money market investments are placed with money market funds that are 2A7 qualified. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions. While some money market funds were forced to break a one dollar net asset value as a result of the financial crisis in the fourth quarter of 2008, none of the money market funds in which we were invested were affected. In the fourth quarter of 2008, the FDIC provided guarantees to investors in money market funds for balances held as of September 19, 2008. While most of our United States-domiciled money market investments benefit from this guarantee, our offshore money market investments do not benefit from this guarantee.

        Our short and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer. Some of our investments have been downgraded from investment grade as a result of the global financial crisis. We routinely monitor these investments and make assessments of our credit exposure as a result of these downgrades.

        We participate in securities lending agreements with financial institutions to enhance investment income. Securities are loaned to independent brokers for which we receive cash collateral equal to 102% of the fair market value of the securities. The loaned securities remain on our balance sheet as we maintain ownership while the investments are on loan. Our securities lending agent has provided us with a 100% counterparty indemnification in the event of borrower default. As of December 31, 2008, we had received $412.3 million in cash collateral which has been subsequently invested in short-term investments.

        The credit risk associated with accounts and notes receivable is low due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $50.6 million and $35.9 million at December 31, 2008 and 2007, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes.

        The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of contracts we enter into with any one party, we monitor the credit quality of the counterparties on an ongoing basis.

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

        EMC's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008. In making this assessment, EMC's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

        In making its assessment on the changes in internal control over financial reporting as of December 31, 2008, our management excluded Iomega Corporation from its assessment of internal control over financial reporting as of December 31, 2008 because this entity was acquired by EMC in 2008. Iomega Corporation is a wholly-owned subsidiary of EMC that represents 0.9% of consolidated total assets and 1.3% of consolidated revenue as of and for the year ended December 31, 2008. See Note C to the Consolidated Financial Statements for a discussion of the acquisition.

        Based on our assessment, EMC's management determined that, as of December 31, 2008, EMC's internal control over financial reporting is effective based on those criteria.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EMC Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note F to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 157 in 2008.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Iomega Corporation from its assessment of internal control over financial reporting as of December 31, 2008 because this entity was acquired by the Company in a purchase business combination during 2008. We have also excluded Iomega Corporation from our audit of internal control over financial reporting. Iomega Corporation is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 0.9% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2009

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$5,843,685	$4,482,211
Short-term investments	963,292	1,644,703
Accounts and notes receivable, less allowance for doubtful accounts of $48,080 and $34,389	2,252,640	2,307,512
Inventories	842,803	877,243
Deferred income taxes	477,101	475,544
Other current assets	285,508	265,889

Total current assets	10,665,029	10,053,102
Long-term investments	2,370,493	1,825,572
Property, plant and equipment, net	2,223,007	2,159,396
Intangible assets, net	795,616	940,077
Other assets, net	773,631	775,001
Goodwill	7,046,799	6,531,506

Total assets	$23,874,575	$22,284,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$757,405	$840,886
Accrued expenses	1,901,884	1,696,309
Securities lending payable	412,321	—
Income taxes payable	136,802	146,104
Deferred revenue	2,010,024	1,724,909

Total current liabilities	5,218,436	4,408,208
Income taxes payable	255,182	246,951
Deferred revenue	1,182,360	1,053,394
Deferred income taxes	218,210	288,175
Long-term convertible debt	3,450,000	3,450,000
Other liabilities	180,917	127,621

Total liabilities	10,505,105	9,574,349

Minority interest in VMware	327,507	188,988

Commitments and contingencies (See Note M)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,012,938 and 2,102,187 shares	20,129	21,022
Additional paid-in capital	2,385,930	3,038,455
Retained earnings	10,815,856	9,470,289
Accumulated other comprehensive loss, net	(179,952)	(8,449)

Total stockholders' equity	13,041,963	12,521,317

Total liabilities and stockholders' equity	$23,874,575	$22,284,654

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales	$10,071,816	$9,411,976	$8,078,042
Services	4,804,347	3,818,229	3,077,048

	14,876,163	13,230,205	11,155,090
Costs and expenses:
Cost of product sales	4,663,667	4,359,041	3,906,771
Cost of services	1,990,127	1,659,836	1,335,120
Research and development	1,721,330	1,526,928	1,254,193
Selling, general and administrative	4,601,588	3,912,688	3,253,274
In-process research and development	85,780	1,150	35,410
Restructuring and impairment charges	244,735	31,310	162,564

Operating income	1,568,936	1,739,252	1,207,758
Gain on sale of VMware stock to Cisco	—	148,585	—
Investment income	247,049	249,264	224,949
Interest expense	(73,774)	(72,855)	(34,123)
Other expense, net	(39,405)	(4,677)	(8,566)

Income before taxes, minority interest in VMware and cumulative effect of a change in accounting principle	1,702,806	2,059,569	1,390,018
Income tax provision	312,514	378,446	162,664

Income before minority interest in VMware and cumulative effect of a change in accounting principle	1,390,292	1,681,123	1,227,354
Minority interest in VMware, net of taxes	(44,725)	(15,455)	—

Income before cumulative effect of a change in accounting principle	1,345,567	1,665,668	1,227,354
Cumulative effect of a change in accounting principle, net of taxes of $0, $0 and $107	—	—	247

Net income	$1,345,567	$1,665,668	$1,227,601

Net income per weighted average share, basic:
Income before cumulative effect of a change in accounting principle	$0.66	$0.80	$0.55
Cumulative effect of a change in accounting principle	—	—	—

Net income	$0.66	$0.80	$0.55

Net income per weighted average share, diluted:
Income before cumulative effect of a change in accounting principle	$0.64	$0.77	$0.54
Cumulative effect of a change in accounting principle	—	—	—

Net income	$0.64	$0.77	$0.54

Weighted average shares, basic	2,048,506	2,079,542	2,248,431

Weighted average shares, diluted	2,079,853	2,157,873	2,286,304

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Cash received from customers	$15,378,081	$13,333,489	$11,167,249
Cash paid to suppliers and employees	(11,747,031)	(10,182,600)	(8,666,586)
Dividends and interest received	240,031	254,062	258,631
Interest paid	(73,695)	(76,025)	(26,804)
Income taxes paid	(232,298)	(202,324)	(592,066)

Net cash provided by operating activities	3,565,088	3,126,602	2,140,424

Cash flows from investing activities:
Additions to property, plant and equipment	(695,899)	(699,038)	(718,095)
Capitalized software development costs	(294,973)	(232,047)	(192,895)
Purchases of short and long-term available for sale securities	(3,318,545)	(6,204,762)	(6,611,698)
Sales of short and long-term available for sale securities	3,189,547	6,177,552	7,758,144
Maturities of short and long-term available for sale securities	204,091	349,475	107,120
Proceeds from the sale of portion of EMC's interest in VMware to Cisco	—	150,000	—
Business acquisitions, net of cash acquired	(725,521)	(692,003)	(2,618,376)
Other	26,368	(12,074)	(20,860)

Net cash used in investing activities	(1,614,932)	(1,162,897)	(2,296,660)

Cash flows from financing activities:
Issuance of EMC's common stock from the exercise of stock options	241,060	782,449	257,789
Issuance of VMware's common stock from the exercise of stock options	190,107	2,760	—
Purchase of VMware's common stock	(13,259)	—	—
Proceeds from the sale of VMware's common stock	—	1,253,533	—
Proceeds from securities lending	412,321	—	—
Repurchase of EMC's common stock	(1,489,501)	(1,453,669)	(3,655,404)
Excess tax benefits from stock-based compensation	97,705	91,782	20,025
Payment of long-term and short-term obligations	(6,151)	(17,178)	(2,331,587)
Proceeds from long-term and short-term obligations	33,707	19,815	5,654,004
Purchase of call options	—	—	(669,076)
Sale of warrants	—	—	391,144
Debt issuance costs	—	—	(58,863)

Net cash (used in) provided by financing activities	(534,011)	679,492	(391,968)

Effect of exchange rate changes on cash	(54,671)	10,908	53,940

Net increase (decrease) in cash and cash equivalents	1,361,474	2,654,105	(494,264)
Cash and cash equivalents at beginning of year	4,482,211	1,828,106	2,322,370

Cash and cash equivalents at end of year	$5,843,685	$4,482,211	$1,828,106

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,345,567	$1,665,668	$1,227,601
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	(247)
Minority interest in VMware, net of taxes	44,725	15,455	—
Gain on sale of VMware stock to Cisco	—	(148,585)	—
Depreciation and amortization	1,057,511	917,274	764,162
Non-cash restructuring and other special charges	139,193	3,778	75,889
Stock-based compensation expense	501,439	367,404	398,687
Provision for doubtful accounts	34,667	8,885	10,290
Deferred income taxes, net	36,747	(68,397)	(131,966)
Excess tax benefits from stock-based compensation	(97,705)	(91,782)	(20,025)
Other	(13,471)	3,850	27,271
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	73,184	(576,422)	(232,295)
Inventories	165,813	13,574	(69,567)
Other assets	(16,178)	(86,022)	(31,822)
Accounts payable	(148,821)	155,296	59,631
Accrued expenses	8,688	35,934	133,856
Income taxes payable	44,821	243,216	(297,936)
Deferred revenue	394,067	670,820	234,164
Other liabilities	(5,159)	(3,344)	(7,269)

Net cash provided by operating activities	$3,565,088	$3,126,602	$2,140,424

Non-cash investing and financing activity:
Issuance of common stock and stock options exchanged in business acquisitions	$4,057	$4,607	$41,151

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings		Stockholders' Equity
	Shares	Par Value
Balance, January 1, 2006	2,384,147	$23,841	$5,867,076	$(332,311)	$6,570,511	$(63,687)	$12,065,430
Stock issued through stock option and stock purchase plans	34,787	349	257,440	—	—	—	257,789
Tax benefit from stock options exercised	—	—	30,728	—	—	—	30,728
Restricted stock grants, cancellations and withholdings, net	5,739	56	(20,069)	—	—	—	(20,013)
Repurchase of common stock	(302,334)	(3,023)	(3,652,381)	—	—	—	(3,655,404)
Reclassification of deferred compensation to additional paid-in capital	—	—	(332,311)	332,311	—	—	—
Stock options issued in business acquisitions	—	—	41,151	—	—	—	41,151
Stock-based compensation	—	—	399,949	—	—	—	399,949
Purchase of call options	—	—	(669,076)	—	—	—	(669,076)
Tax benefit from purchase of call options	—	—	250,903	—	—	—	250,903
Sale of warrants	—	—	391,144	—	—	—	391,144
Impact of adoption of new accounting standard for pension and other post-retirement plans (see Note A)	—	—	—	—	—	(58,275)	(58,275)
Impact of adoption of new accounting standard for shared-based payment	—	—	(3,619)	—	—	—	(3,619)
Change in market value of investments	—	—	—	—	—	22,762	22,762
Change in market value of derivatives	—	—	—	—	—	(805)	(805)
Translation adjustment	—	—	—	—	—	45,442	45,442
Net income	—	—	—	—	1,227,601	—	1,227,601

Balance, December 31, 2006	2,122,339	21,223	2,560,935	—	7,798,112	(54,563)	10,325,707
Stock issued through stock option and stock purchase plans	77,864	780	781,669	—	—	—	782,449
Tax benefit from stock options exercised	—	—	140,441	—	—	—	140,441
Restricted stock grants, cancellations and withholdings, net	(8,629)	(87)	(38,012)	—	—	—	(38,099)
Repurchase of common stock	(89,387)	(894)	(1,452,775)	—	—	—	(1,453,669)
Stock options issued in business acquisitions	—	—	4,607	—	—	—	4,607
Stock-based compensation	—	—	378,243	—	—	—	378,243
Impact of adopting new standard for uncertainty in income taxes (see Note K)	—	—	—	—	6,509	—	6,509
Adjustment to tax benefit on call options	—	—	(6,045)	—	—	—	(6,045)
Minority interest impact of VMware	—	—	(16,836)	—	—	—	(16,836)
Gain on VMware's sale of its common stock, net of tax of $411,738 (see Note B)	—	—	686,228	—	—	—	686,228
Actuarial gain on pension plan, net of tax of $10,500	—	—	—	—	—	17,960	17,960
Change in market value of investments	—	—	—	—	—	20,938	20,938
Change in market value of derivatives	—	—	—	—	—	107	107
Translation adjustment	—	—	—	—	—	7,109	7,109
Net income	—	—	—	—	1,665,668	—	1,665,668

Balance, December 31, 2007	2,102,187	21,022	3,038,455	—	9,470,289	(8,449)	12,521,317
Stock issued through stock option and stock purchase plans	23,538	234	240,826	—	—	—	241,060
Tax benefit from stock options exercised	—	—	109,236	—	—	—	109,236
Restricted stock grants, cancellations and withholdings, net	(633)	(6)	(56,035)	—	—	—	(56,041)
Repurchase of common stock	(112,154)	(1,121)	(1,488,380)	—	—	—	(1,489,501)
Repurchase of VMware common stock from Cisco	—	—	(13,259)	—	—	—	(13,259)
Stock options issued in business acquisitions	—	—	4,057	—	—	—	4,057
Stock-based compensation	—	—	531,086	—	—	—	531,086
Adjustment to tax benefit on call options	—	—	(6,906)	—	—	—	(6,906)
Minority interest impact of VMware	—	—	26,850	—	—	—	26,850
Actuarial loss on pension plan, net of tax of $55,680	—	—	—	—	—	(94,563)	(94,563)
Change in market value of investments	—	—	—	—	—	(37,715)	(37,715)
Change in market value of derivatives	—	—	—	—	—	(1,145)	(1,145)
Translation adjustment	—	—	—	—	—	(38,080)	(38,080)
Net income	—	—	—	—	1,345,567	—	1,345,567

Balance, December 31, 2008	2,012,938	$20,129	$2,385,930	$—	$10,815,856	$(179,952)	$13,041,963

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Net income	$1,345,567	$1,665,668	$1,227,601
Other comprehensive income (loss), net of taxes (benefit):
Recognition of actuarial net (loss) gain from pension and other postretirement plans, net of taxes (benefit) of $(55,680), $10,500 and $0	(94,563)	17,960	—
Foreign currency translation adjustments	(38,080)	7,109	45,442
Changes in market value of investments, including unrealized (loss) gains and reclassification adjustments to net income, net of (benefit) taxes of $(25,025), $4,934 and $3,011	(37,715)	20,938	22,762
Changes in market value of derivatives, net of (benefit) taxes of $(127), $13 and $(90)	(1,145)	107	(805)

Other comprehensive (loss) income	(171,503)	46,114	67,399

Comprehensive income	$1,174,064	$1,711,782	$1,295,000

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

        EMC's VMware Virtual Infrastructure business, which is comprised of a majority equity stake in VMware, Inc. ("VMware"), is the leading provider of virtualization solutions from the desktop to the data center. VMware's virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

  Accounting Principles

        The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

  Principles of Consolidation

        These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries and VMware, a company that is majority-owned by EMC. All intercompany transactions have been eliminated.

        As described in Note B, in August 2007, EMC and VMware completed transactions involving the sale of VMware common stock which reduced EMC's interest in VMware from 100% to approximately 85% and 84% as of December 31, 2007 and 2008, respectively. VMware's financial results have been consolidated with that of EMC for all periods presented as EMC is VMware's controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as Minority interest in VMware, net of taxes, on EMC's consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as Minority interest in VMware on EMC's consolidated balance sheets.

  Use of Accounting Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

  •
  Systems sales

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Systems sales consist of the sale of hardware for the following systems: Symmetrix systems, CLARiiON systems, Celerra systems, Centera systems and Connectrix systems. Revenue for hardware is generally recognized upon shipment.

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

  •
  Services revenue

        Services revenue consists of installation services, professional services, software maintenance, hardware maintenance and training. Generally, installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by our customers or other vendors. Installation services revenues are recognized upon completion of the installation. Professional services revenues include information infrastructure assessments and design, integration and implementation, business continuity, data migration, residencies, managed storage services, networking storage and consulting services for business, application and infrastructure strategy, design and execution. Revenues on engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized as earned based upon the hours incurred. Revenue on all other engagements is recognized upon completion. Where services are considered essential to the functionality of our products, revenue is deferred until the services are complete.

        Software and hardware maintenance revenues are recognized ratably over the contract period.

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

  •
  Other

        We accrue for the estimated costs of systems' warranty at the time of sale. We reduce revenue for estimated sales returns at the time of sale. Systems' warranty costs are estimated based upon our historical experience and specific identification of systems' requirements. Sales returns are estimated based upon our historical experience and specific

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

identification of probable returns. For our Iomega business we defer revenue and cost of sales for inventory sold through the channel that exceeds the channel's four-week requirement.

  Shipping and Handling Costs

        Shipping and handling costs are classified in cost of product sales.

  Sale of Stock by a Subsidiary

        We account for the sale of stock by a subsidiary in accordance with the Securities and Exchange Commissions' Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary" ("SAB 51"). SAB 51 requires that the difference between the carrying amount of the parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the consolidated income statement or as an equity transaction increasing or decreasing additional paid-in capital. EMC has elected to record gains or losses resulting from the sale of stock by a subsidiary as an equity transaction.

  Foreign Currency Translation

        The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

        Gains and losses from foreign currency transactions are included in other expense, net, and consist of losses of $28.4 million in 2008, $3.2 million in 2007 and $5.7 million in 2006. Foreign currency translation adjustments are included in other comprehensive loss.

  Derivatives

        Effective December 31, 2008, we adopted Statement of Financial Accounting Standards ("FAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS No. 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities and requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS No. 133") and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

        We use derivatives to hedge foreign currency exposures related to foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.

        We hedge our exposure in foreign currency denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded in other expense, net, in the consolidated income statement. These derivative contracts mature in less than one year.

        We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges and we did not have any derivatives designated as fair value hedges as of December 31, 2008. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive loss until the underlying forecasted transactions occur. To achieve hedge accounting, the criteria specified in FAS No. 133 must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the consolidated income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the consolidated income statement, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to other expense, net, in the consolidated income statement in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2008, 2007 and 2006 were $149 million, $86 million and $93 million, respectively.

        We do not engage in currency speculation. For purposes of presentation within the consolidated statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and short-term commercial paper. Cash equivalents are stated at fair value. Total cash equivalents were $4,507.5 million and $2,290.6 million at December 31, 2008 and 2007, respectively. See Note F.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2008 and 2007 were as follows (table in thousands):

	December 31,
	2008	2007
Current	$48,080	$34,389
Non-current (included in other assets, net)	2,500	1,500

	$50,580	$35,889

  Investments

        Unrealized gains and temporary loss positions on investments classified as available for sale are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to investment income. Realized gains and losses and other than temporary impairments are reflected in the consolidated income statement in investment income.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Buildings under development are included in building construction in progress. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5-7 years
Equipment	2-5 years
Improvements	5-15 years
Buildings	39-51 years

        Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the income statement. Repair and maintenance costs, including planned maintenance, are expensed as incurred.

  Research and Development and Capitalized Software Development Costs

        Research and development ("R&D") costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. Capitalized costs are amortized over periods ranging from eighteen months to two years which represent the products' estimated useful lives. Unamortized software development costs were $435.0 million and $355.7 million at December 31, 2008 and 2007, respectively, and are included in other assets, net. Amortization expense was $230.3 million, $194.4 million and $166.9 million in 2008, 2007 and 2006, respectively. Additionally, in the fourth quarter of 2008, $16.9 million of capitalized software development costs were included in the $247.9 million restructuring program as the forecasted cash flows from the assets are less than the asset's book value. Amounts capitalized were $326.5 million, $239.8 million and $215.6 million in 2008, 2007 and 2006, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statement of cash flow as it is a non-cash item.

  Long-lived Assets

        Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to fifteen years. Intangible assets include goodwill, developed technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents and other intangible assets, which include backlog, non-competition agreements and non-solicitation agreements. The intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are estimated to be realized. Goodwill is not amortized and is carried at its historical cost.

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

  Advertising

        Advertising costs are expensed as incurred. Advertising expense was $19.2 million, $9.1 million and $16.1 million in 2008, 2007 and 2006, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

        EMC's accounting for uncertainty in income taxes recognized in the financial statements is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"), which we adopted at the beginning of fiscal year 2007. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

        We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or are expected to be remitted substantially free of additional tax.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  Concentrations of Risks

        Financial instruments that potentially subject us to concentration of credit risk consist principally of bank deposits, money market investments, short and long-term investments, accounts and notes receivable, and foreign currency exchange contracts. Deposits held with banks in the United States may exceed the amount of FDIC insurance provided on such deposits. Deposits held with banks outside the United States generally do not benefit from FDIC insurance. The majority of our day-to-day banking operations globally are maintained with Citibank. We believe that Citibank's position as a primary clearing bank, coupled with the substantial monitoring of their daily liquidity, both by their internal processes and by the Federal Reserve and the FDIC, mitigate some of our risk.

        Our money market investments are placed with money market funds that are 2A7 qualified. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions. While some money market funds were forced to break a one dollar net asset value as a result of the financial crisis in the fourth quarter of 2008, none of the money market funds in which we were invested were affected. In the fourth quarter of 2008, the FDIC provided guarantees to investors in money market funds for balances held as of September 19, 2008. While most of our United States-domiciled money market investments benefit from this guarantee, our offshore money market investments do not benefit from this guarantee.

        Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer. Some of our investments have been downgraded from investment grade as a result of the global financial crisis. We routinely monitor these investments and make assessments of our credit exposure as a result of these downgrades.

        We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $50.6 million and $35.9 million at December 31, 2008 and 2007, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell Inc., one of our channel partners, accounted for 11.5%, 14.3% and 14.5% of our revenues in 2008, 2007 and 2006, respectively.

        The counterparties to our foreign currency exchange contracts consist of a number of major financial institutions. In addition to limiting the amount of contracts we enter into with any one party, we monitor the credit quality of the counterparties on an ongoing basis.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  Securities Lending Agreements

        We participate in securities lending agreements with financial institutions to enhance investment income. Securities are loaned to independent brokers for which we receive cash collateral equal to 102% of the fair market value of the securities. The loaned securities remain on our balance sheet as we maintain ownership while the investments are on loan. Our securities lending agent has provided us with a 100% counterparty indemnification in the event of borrower default. As of December 31, 2008, we had received $412.3 million in cash collateral which has been subsequently invested in short-term investments. The liability to repay the cash collateral is classified as securities lending payable on our consolidated balance sheet. At December 31, 2007, there were no outstanding securities lending transactions.

  Accounting for Stock-Based Compensation

        We account for stock-based compensation in accordance with FAS No. 123R, "Shared-Based Payment" ("FAS No. 123R") using the modified transition method. FAS No. 123R requires recognizing compensation costs for all shared-based payment awards made to employees and directors based upon the awards' estimated grant date fair value. FAS No. 123R covers employee stock options, restricted stock, restricted stock units and employee stock purchases related to our employee stock purchase plan.

        Under the modified prospective transition method, FAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the January 1, 2006 adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). Changes to the grant-date fair value of equity awards granted before the effective date are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the adoption date using the attribution method that was used under FAS No. 123, which was the straight-line method. Instead of recognizing forfeitures only as they occur, we now estimate an expected forfeiture rate which is factored in to determine our annual expense. Deferred compensation which related to those earlier awards has been eliminated against additional paid-in capital. FAS No. 123R also changed the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation is reported as financing inflows.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  New Accounting Pronouncements

        We adopted FAS No. 157, "Fair Value Measurements" ("FAS No. 157") on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the FASB issued the following amendments:

  •
  FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS No. 157-1") amends FAS No. 157 to remove certain leasing transactions from its scope. The adoption of FSP FAS No. 157-1 did not have a material impact on our financial position or results of operations.

  •
  FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of FAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations.

  •
  FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS No. 157-3") clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective October 2008, including prior periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a material impact on our financial position or results of operations.

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

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Board ("ARB") No. 51" ("FAS No. 160"). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect FAS No. 160 to have a material impact on our financial position or results of operations.

        In April 2008, the FASB issued FASB Staff Position ("FSP") on FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS No. 142-3"). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect FSP FAS No. 142-3 to have a material impact on our financial position or results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") which changes the accounting treatment for certain convertible securities which include our Notes. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a bond portion and a conversion option. The allocation of the bond portion is based upon determining the value of a bond based upon the issuance costs of debt with no conversion option. The residual value is allocated to the conversion option. As a result of this change, the bonds are recorded at a discount which is accreted to its face value over the term of the debt using the effective interest method resulting in additional interest expense. The separated conversion option will be recorded in equity and not marked to market provided that the requirement for equity classification is met. FSP APB 14-1 requires issuers to retroactively revise all periods presented. FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008 and early adoption is not permitted. We adopted FSP APB 14-1 on January 1, 2009.

        For financial statements for periods after January 1, 2009, we will revise prior period financial statements by reclassifying $669.1 million of our Notes to additional paid-in capital. Our interest expense will increase by $11.5 million for 2006 (the year the Notes were issued), $96.9 million for 2007 and $102.6 million for 2008. Our diluted earnings per share will decrease by $0.0 for 2006 and $0.03 for each of 2007 and 2008.

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

        In connection with the IPO, EMC and VMware conducted a voluntary exchange offer enabling VMware employees in the United States to exchange their existing EMC options and restricted stock awards for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, at an exchange ratio based upon EMC's two-day weighted average trading price prior to the consummation of the offering and the IPO offering price of Class A common stock. See Note O.

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

        In October 2008, we purchased 500,000 shares of VMware's Class A common stock from Intel Capital Corporation for $13.3 million.

        The minority stockholders' proportionate share of equity in VMware is reflected as Minority interest in VMware in the accompanying consolidated balance sheets and was $327.5 million and $189.0 million as of December 31, 2008 and 2007, respectively. At December 31, 2008, EMC held approximately 98% of the combined voting power of VMware's outstanding common stock and approximately 84% of the economic interest in VMware. See Note A.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

C.    Business Acquisitions, Goodwill and Intangible Assets

  2008 Acquisitions

        In the first quarter of 2008, we acquired all of the outstanding capital stock of Pi Corporation, a developer of software and online services to enable individuals to control how they find, access, share and protect their increasing volumes of digital information. This acquisition is a key element of our newly formed Cloud Infrastructure and Services Division, which is reported within our Information Storage segment. At the time of the acquisition, Pi was considered a development stage enterprise that resulted in the recognition of this purchase as an acquisition of assets rather than as a business acquisition.

        In the first quarter of 2008, we acquired all of the outstanding capital stock of Document Sciences Corporation, a provider of document output management software that facilitates highly personalized, multi-channel communications to customers, partners and suppliers. The acquisition complements and extends our Content Management and Archiving segment's position in the transactional content management marketplace.

        In the first quarter of 2008, we acquired all of the outstanding capital stock of Infra Corporation Pty Limited, a provider of IT service management software. The acquisition of Infra further enhances the software offerings we provide within our Information Storage segment.

        In the second quarter of 2008, we acquired all of the outstanding capital stock of WysDM Software Inc., a developer of Data Protection Management (DPM) solutions. The acquisition of WysDM further enhances the storage and security strategy of our Information Storage segment.

        In the second quarter of 2008, we acquired all of the outstanding capital stock of Conchango plc., a technology consulting firm specializing in the design, development and delivery of custom applications and digital experiences. The acquisition of Conchango further enhances and expands the services we provide within our Information Storage segment.

        In the second quarter of 2008, we acquired all of the outstanding capital stock of Iomega, a global leader in reliable portable data storage. Iomega solutions help consumers and home and small business customers to manage, preserve, use and share their digital content and data. Iomega serves as the core of our new consumer/small business products division within our Information Storage segment.

        During 2008, VMware acquired six companies. In connection with these acquisitions, VMware acquired technologies that are complimentary to VMware's core virtualization technology.

        For 2008, the aggregate purchase price, net of cash acquired and including transaction costs and the fair value of stock issued in exchange for the acquirees' stock options was $759.6 million. Included in the aggregate purchase price of $759.6 million is $30.0 million payable in 2010. None of these acquisitions were individually material to EMC. The fair value of our stock options was estimated assuming no expected dividends and the following weighted average assumptions:

Expected term (in years)	2.2
Expected volatility	38.2%
Risk-free interest rate	2.4%

        The consolidated financial statements include the results of the aforementioned companies from their respective dates of acquisition. The purchase price for each company has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of our integration activities. The total goodwill recognized from the aforementioned acquisitions was $485.6 million.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The following represents the aggregate allocation of the purchase price for the aforementioned acquisitions to other intangible assets (table in thousands):

Developed technology (weighted-average useful life of 5.5 years)	$65,335
Customer relationships (weighted-average useful life of 6.8 years)	53,224
Tradename and trademark (weighted-average useful life of 8.8 years)	27,270
Non-competition agreement (weighted-average useful life of 2.5 years)	2,463
Backlog (weighted-average useful life of 1.0 year)	800
Assembled workforce (weighted-average useful life of 4.9 years)	5,455
Acquired in-process research and development ("IPR&D")	85,780

Total intangible assets	$240,327

        The fair value of intangible assets was primarily based upon the income approach. The rates used to discount the net cash flows to their present values for each acquisition were based upon weighted average costs of capital that ranged from 15% – 30%. The discount rates were determined after consideration of market rates of return on debt and equity capital, the weighted average returns on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired. The total weighted average amortization period for the intangible assets is 6.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

        The IPR&D was written off at the respective dates of each acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 20% to 60% to value the IPR&D projects acquired.

  2007 Acquisitions

        In the first quarter of 2007, we acquired all of the outstanding capital stock of Valyd Software Private Limited, a provider of solutions for entity-wide data protection for a variety of database management systems. This acquisition further expands and strengthens our Security offerings.

        In the first quarter of 2007, we acquired all of the outstanding capital stock of Indigo Stone Limited, a provider of software for business continuity, server migration and bare metal recovery. This acquisition further expands our Information Storage solutions.

        In the second quarter of 2007, we acquired all of the outstanding capital stock of Verid, Inc., a leader in information security technology that delivers knowledge-based authentication. The technology from this acquisition provides protection, visibility and business acceleration at every point of the user verification process and further strengthens our Security solutions.

        In the second quarter of 2007, we acquired Geniant, a services provider in the area of technology strategy, enterprise architecture, application development and integration, server and desktop design and lifecycle management services. This acquisition further enhances and expands our Information Storage segment.

        In the second quarter of 2007, we acquired all of the outstanding capital stock of X-Hive Corporation B.V., a provider of XML database and Content Management solutions. This acquisition allows us to enable organizations of all sizes to transform the way they compete and create value from information.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In the third quarter of 2007, we acquired all of the outstanding capital stock of BusinessEdge Solutions Inc., a provider of strategy, process and technology consulting services in three distinctive vertical markets: financial services, communications, media and content, and life sciences. This acquisition expands and strengthens our services offerings within the Information Storage segment.

        In the third quarter of 2007, we acquired all of the outstanding capital stock of Tablus, Inc., a provider of data loss prevention solutions. This acquisition adds industry-leading data discovery and classification, monitoring, and data loss prevention capabilities to our data Security portfolio.

        In the fourth quarter of 2007, we acquired all of the outstanding capital stock of Voyence, Inc., a leading provider of network configuration and change management solutions. This acquisition complements and extends our position in the IT service management marketplace within the Information Storage segment.

        In the fourth quarter of 2007, we acquired all of the outstanding capital stock of Berkeley Data Systems, Inc., a leading provider of online information backup and recovery services. Berkeley Data Systems, Inc. provides Mozy – an online subscription service for the protection of data that resides on desktops, laptops and remote office servers.

        In the fourth quarter of 2007, we acquired Dokumentum Services CIS, a distribution and consulting services provider focused on providing marketing, support and maintenance, consulting, training and localization services related to our Content Management software. The acquisition fully expands our distribution and service delivery capabilities in Russia and Eastern Europe.

        In the second quarter of 2007, VMware acquired all of the outstanding capital stock of one business, a provider of solutions for the discovery and management of virtual desktop machines. This acquisition allows VMware to expand its growing virtualization capabilities.

        In the third quarter of 2007, VMware acquired all of the outstanding capital stock of a business that is a maker of host intrusions prevention products. Through this acquisition, VMware further enhanced the security of its virtualization platform.

        In the third quarter of 2007, VMware acquired all of the outstanding capital stock of one business, a provider of IT process orchestration software for virtual environments. This acquisition enables VMware customers to standardize and automate their IT management processes on VMware infrastructure.

        In the fourth quarter of 2007, VMware acquired all of the outstanding capital stock of one business, a provider of outsourced software application development services. This acquisition expands VMware's software development capabilities.

        The aggregate purchase price, net of cash acquired for all 2007 acquisitions was $696.6 million, which consisted of $689.9 million of cash, $4.6 million in fair value of our stock options issued in exchange for the acquirees' stock options and $2.1 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services. None of these acquisitions were individually material to EMC. The fair value of our stock options was estimated assuming no expected dividends and the following weighted average assumptions:

Expected term (in years)	2.6
Expected volatility	29.8%
Risk-free interest rate	4.4%

        The consolidated financial statements include the results of the aforementioned companies from their respective dates of acquisition. The purchase price for each company has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The total goodwill recognized from the aforementioned acquisitions was $537.9 million.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The following represents the aggregate allocation of the purchase price for the aforementioned acquisitions to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 5.5 years)	$48,260
Customer relationships (weighted-average useful life of 9.3 years)	73,800
Tradename and trademark (weighted-average useful life of 10.4 years)	3,860
Non-competition agreement (weighted-average useful life of 2.4 years)	760
Backlog (weighted-average useful life of 0.5 years)	3,300
IPR&D	1,150

Total intangible assets	$131,130

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

  2006 Acquisitions

  Acquisition of RSA Security Inc.

        In the third quarter of 2006, we acquired all of the outstanding capital stock of RSA. RSA provides technologies to secure information no matter where it resides or travels inside or outside of an organization and throughout its lifecycle. The acquisition adds industry-leading identity and access management solutions and encryption and key management software to our product offerings.

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

Expected term (in years)	1.6
Expected volatility	31.0%
Risk-free interest rate	5.0%

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

        Of the $483.9 million of acquired intangible assets, $10.5 million was allocated to IPR&D which was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied a discount rate of 18.0% to value the IPR&D projects.

  Other 2006 Acquisitions

        In the second quarter of 2006, we acquired all of the outstanding capital stock of Kashya, Inc., a provider of enterprise-class data replication and data protection software. This acquisition allows us to expand our software portfolio for replication across heterogeneous environments within our Information Storage segment.

        In the second quarter of 2006, we acquired all of the outstanding capital stock of Interlink Group, Inc., an IT professional services firm that specializes in application development, IT infrastructure, enterprise integration, enterprise content management and customer relationship management for Microsoft environments. This acquisition strengthens and expands our Microsoft Solutions Practice within our Information Storage segment.

        In the second quarter of 2006, we acquired all of the outstanding capital stock of nLayers Ltd., a leader in application discovery and mapping software. This acquisition further expands our resource management portfolio, enabling automated

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive root-cause and impact analysis across all technology domains, including networks, applications and storage within our Information Storage segment.

        In the second quarter of 2006, we acquired the assets of ProActivity Software Solutions Ltd., a provider of content management software for business process management. ProActivity Software Solutions Ltd. provides tools to monitor, analyze and optimize business processes. This acquisition further expands the EMC Documentum product suite's process modeling, process execution and process integration capabilities within the Content Management and Archiving segment.

        In the third quarter of 2006, we acquired all of the outstanding capital stock of Network Intelligence. Network Intelligence specializes in transforming enterprise-wide data into automated compliance and security information and, together with the acquisition of RSA, enables us to assist customers in securing their information throughout its lifecycle and reduce the associated cost of regulatory compliance. This acquisition further enhances and expands the offerings we provide within our RSA Information Security segment.

        In the fourth quarter of 2006, we acquired all of the outstanding capital stock of Avamar Technologies, Inc., a leading provider of enterprise data protection software that allows corporations to efficiently move, store, and leverage information for business value. This acquisition advances EMC's core strengths in information protection and recovery management, changing the way customers protect their data and accelerating the transition from tape to disk-based recovery solutions within our Information Storage segment.

        In the second quarter of 2006, our VMware subsidiary acquired all of the outstanding capital stock of one business, a developer of software that builds upon and leverages virtualization technology to improve the efficiency and effectiveness of enterprise application development operations and the IT organizations that support them. Through this acquisition, we enhanced our capabilities for virtualizing information by providing virtualization solutions to the development and test environments.

        The aggregate purchase price, net of cash received, for all 2006 acquisitions other than RSA was $624.7 million, which consisted of $598.8 million of cash, $13.3 million in fair value of our stock options issued in exchange for the acquirees' stock options and $12.6 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  Pro forma Effects of the Acquisitions

        The following gives pro forma effect as if the 2008 acquisitions, 2007 acquisitions and the 2006 acquisitions had been consummated as of the beginning of the fiscal year in the year the transactions closed and the beginning of the prior fiscal year. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	(unaudited) Year Ended December 31,
	2008	2007	2006
Revenue	$15,074,509	$14,010,789	$11,655,856
Net income	1,315,703	1,601,632	1,049,664
Net income per weighted average share, basic	$0.64	$0.77	$0.47
Net income per weighted average share, diluted	$0.63	$0.74	$0.46

        The pro forma impact on reported net income per weighted average share was primarily attributable to amortization of acquired intangible assets, forgone interest income and IPR&D.

  Intangible Assets

        Intangible assets, excluding goodwill, as of December 31, 2008 and 2007 consist of (tables in thousands):

	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$913,531	$(613,145)	$300,386
Patents	62,170	(62,126)	44
Software licenses	72,263	(45,582)	26,681
Trademarks and tradenames	139,536	(44,620)	94,916
Customer relationships and customer lists	607,428	(240,875)	366,553
Other	21,003	(13,967)	7,036

Total intangible assets, excluding goodwill	$1,815,931	$(1,020,315)	$795,616

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$867,478	$(456,027)	$411,451
Patents	62,120	(62,032)	88
Software licenses	67,168	(31,512)	35,656
Trademarks and tradenames	112,266	(29,968)	82,298
Customer relationships and customer lists	557,545	(151,377)	406,168
Other	13,894	(9,478)	4,416

Total intangible assets, excluding goodwill	$1,680,471	$(740,394)	$940,077

        Amortization expense on intangibles was $280.9 million, $204.8 million and $153.0 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, amortization expense on intangible assets for the next five years is expected to be as follows (table in thousands):

2009	$236,485
2010	191,084
2011	138,596
2012	91,190
2013	64,800

Total	$722,155

        Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2008 and 2007 consist of the following (tables in thousands):

	Year Ended December 31, 2008
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$2,983,676	$1,342,124	$1,525,448	$680,258	$6,531,506
Goodwill acquired	289,985	69,235	—	126,393	485,613
Tax deduction from exercise of stock options	(62)	(3,324)	(475)	—	(3,861)
Finalization of purchase price allocations	26,864	(4,488)	5,836	5,329	33,541

Balance, end of the year	$3,300,463	$1,403,547	$1,530,809	$811,980	$7,046,799

	Year Ended December 31, 2007
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$2,657,320	$1,365,016	$1,395,768	$599,057	$6,017,161
Goodwill acquired	316,451	3,858	146,454	71,162	537,925
Tax deduction from exercise of stock options	(162)	(15,485)	(3,590)	—	(19,237)
Finalization of purchase price allocations	10,067	(11,265)	(13,184)	10,039	(4,343)

Balance, end of the year	$2,983,676	$1,342,124	$1,525,448	$680,258	$6,531,506

        In the fourth quarter, we test the goodwill balances for impairment. There was no impairment in 2008, 2007 or 2006.

D.    Convertible Debt

        In November 2006, we issued our 2011 Notes and 2013 Notes for total gross proceeds of $3.45 billion. The Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. Holders may convert

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

        Subject to certain exceptions, if we undergo a "designated event" (as defined in the indenture) including a "fundamental change," holders of the Notes will have the option to require us to repurchase all or any portion of their Notes. The designated event repurchase price will be 100% of the principal amount of the Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. There has not been a designated event requiring us to repurchase the Notes. We will pay cash for all Notes so repurchased. We may not redeem the Notes prior to maturity.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The cost of the Purchased Options and net proceeds from the sale of the Sold Warrants were recorded in stockholders' equity.

        In April 2006, we redeemed the Documentum Notes for $126.1 million, based on a contractual redemption price of 100.9%.

        The carrying amount reported in the consolidated balance sheet as of December 31, 2008 for our long-term convertible debt is $3,450.0 million. The fair value of our long-term convertible debt as of December 31, 2008 was $3,322 million based on active market prices for our debt.

E.    Derivatives

        The following table provides the major types of derivative instruments outstanding as of December 31, 2008 and 2007 (table in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives
	December 31, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$4,977	Other assets	$594

Total derivatives designated as hedging instruments:		$4,977		$594

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$39,065	Other assets	$19,304

Total derivatives not designated as hedging instruments:		$39,065		$19,304

Total asset derivatives		$44,042		$19,898

	Liability Derivatives
	December 31, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$5,603	Accrued expenses	$360

Total derivatives designated as hedging instruments:		$5,603		$360

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$34,347	Accrued expenses	$26,925

Total derivatives not designated as hedging instruments:		$34,347		$26,925

Total liability derivatives		$39,950		$27,285

        See Note A for additional information on EMC's purpose for entering into derivatives contracts.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The following table provides the effect derivative instruments had on other comprehensive loss ("OCI") and results of operations (table in thousands):

The Effect of Derivative Instruments on the Consolidated Income Statement For the Years Ended December 31, 2008, 2007 and 2006
									Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
								Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness)
Derivatives Designated as Hedging Instruments under Statement 133 – Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
												Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of Gain or (Loss) Recognized in Other expense, net
	2008	2007	2006		2008	2007	2006		2008	2007	2006		2008	2007	2006
Foreign exchange contracts	$(345)	$(10,328)	$(7,002)	Product revenue	$26,524	$(10,267)	$(8,998)	Other expense, net	$(5,837)	$(3,116)	$(2,740)	Foreign exchange contracts	$(5,179)	$(10,559)	$(4,137)
				SG&A	(25,597)	(181)	2,891

Total	$(345)	$(10,328)	$(7,002)	Total	$927	$(10,448)	$(6,107)	Total	$(5,837)	$(3,116)	$(2,740)	Total	$(5,179)	$(10,559)	$(4,137)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

F.     Investments and Fair Value

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

        Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At December 31, 2008, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security's market value, including broker quotes or model valuations. Each month we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

        In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2008. At December 31, 2007, our available for sale, short and long-term investments including auction rate securities were recognized at fair value which was determined based upon quoted market prices. At December 31, 2008, all of our available for sale, short and long-term investments, excluding auction rate securities, were recognized at fair value which was determined based upon observable inputs from our pricing service vendors for identical or similar assets. At December 31, 2008, auction rate securities were valued using a discounted cash flow model.

        The following tables summarize the composition of our investments at December 31, 2008 and December 31, 2007 (tables in thousands):

	December 31, 2008
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$1,102,739	$1,130,530
U.S. corporate debt securities	463,874	451,813
Asset and mortgage-backed securities	304,769	263,384
Municipal obligations	1,230,772	1,243,308
Auction rate securities	230,217	199,169
Foreign debt securities	45,944	45,581

Total	$3,378,315	$3,333,785

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2007
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$578,547	$589,558
U.S. corporate debt securities	188,512	189,772
Asset and mortgage-backed securities	276,661	277,050
Municipal obligations	1,387,711	1,392,252
Auction rate securities	972,514	972,525
Foreign debt securities	48,523	49,118

Total	$3,452,468	$3,470,275

        Gross unrealized gains on all of our investments were $45.0 million and $22.4 million at December 31, 2008 and December 31, 2007, respectively. Gross unrealized losses on these investments were $89.6 million and $4.2 million at December 31, 2008 and December 31, 2007, respectively.

        In accordance with FAS No. 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,336,165	$—	$—	$1,336,165
Cash equivalents	4,275,441	232,079	—	4,507,520
U.S. government and agency obligations	612,793	517,737	—	1,130,530
U.S. corporate debt securities	—	451,813	—	451,813
Asset and mortgage-backed securities	—	263,384	—	263,384
Municipal obligations	—	1,243,308	—	1,243,308
Auction rate securities	—	—	199,169	199,169
Foreign debt securities	—	45,581	—	45,581

Total cash and investments	$6,224,399	$2,753,902	$199,169	$9,177,470

Other items:
Foreign exchange derivative assets	—	44,042	—	44,042
Foreign exchange derivative liabilities	—	(39,949)	—	(39,949)

        To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market ("liquidity discount margin") for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. During the fourth quarter of 2008, we increased the liquidity discount margin from 3.0% to 5.0% as a result of declining market conditions.

        The following table provides a summary of changes in fair value of our Level 3 financial assets for the year ended December 31, 2008 (in thousands):

2008
Beginning balance	$—
Transfers in from Level 1	288,500
Sales	(58,283)
Unrealized loss included in other comprehensive loss	(31,048)

Balance at December 31, 2008	$199,169

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Unrealized losses on investments at December 31, 2008 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$42,663	$(247)	$174	$(3)	$42,837	$(250)
U.S. corporate debt securities	104,280	(12,081)	4,541	(89)	108,821	(12,170)
Asset and mortgage-backed securities	133,675	(28,490)	18,187	(12,901)	151,862	(41,391)
Municipal obligations	214,900	(3,622)	16,528	(170)	231,428	(3,792)
Auction rate securities	199,169	(31,048)	—	—	199,169	(31,048)
Foreign debt securities	21,344	(922)	—	—	21,344	(922)

Total	$716,031	$(76,410)	$39,430	$(13,163)	$755,461	$(89,573)

  Investment Losses

        As of December 31, 2008, the gross unrealized losses on our investment portfolio were $89.6 million. The gross unrealized gains were $45.0 million. Our unrealized losses were primarily caused by a major disruption to the global capital markets, including a deterioration of confidence and a severe decline in the availability of capital and demand for debt securities. The result has been to depress securities values in most types of investments.

        We considered $2.6 million of unrealized losses to be other than temporary and recognized the losses as a charge to earnings. We considered $89.6 million of losses to be temporary and recognized the estimated decline in value as a component of other comprehensive loss within our stockholders' equity. In making this determination, we considered the financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity if necessary to avoid losses. The significant components of the temporary impairments are as follows:

  Auction Rate Securities

        Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $17.5 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program ("FFELP") through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full. As of December 31, 2007, we held $972.5 million of auction rate securities at par value, which was equal to fair value as of that date. During the first quarter of 2008, we sold $684.0 million of these auction rate securities at par through the normal auction process. Beginning in mid-February 2008, liquidity issues in the global credit markets resulted in the complete failure of auctions associated with our auction rate securities as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 15 to 40 years. We understand that issuers and financial markets are in the process of developing alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. We expect that we will receive the entire principal associated with these auction rate securities through one of the means described above. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Asset and Mortgage-Backed Securities

        Our asset and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.67 years and 2.06 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 50% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date we have collected all interest payable on all these securities when due and expect to continue to do so in the future. For each security which has a temporary decline in value, we analyzed the collateral value, collateral statistics, including the borrowers' payment history, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to our position in the security. For those securities where the underlying collateral is not sufficient, we have recorded other-than-temporary losses on these securities which aggregated $2.6 million. For the securities where the collateral is deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure.

  U.S. Corporate Debt Securities

        Our U.S. corporate debt securities are predominantly rated A or better. The security issuers are from a cross section of industries, including banking and finance, insurance, consumer, industrial, technology and utilities. To mitigate concentration of risk, we impose sector limits at the portfolio and CUSIP level. The average maturity is 1.14 years. To date, we have collected all interest payable on all the debt securities when due and expect to continue to do so in the future. We have analyzed the issuers' credit history, current financial standing and their ability to retire the debt obligations. We expect that we will receive the entire principal associated with these securities.

        The contractual maturities of investments held at December 31, 2008 are as follows (table in thousands):

	December 31, 2008
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$604,520	$604,359
Due after 1 year through 5 years	1,861,664	1,875,826
Due after 5 years through 10 years	152,812	153,407
Due after 10 years	759,319	700,193

Total	$3,378,315	$3,333,785

        The following table summarizes our strategic investments at December 31, 2008 and 2007 (table in thousands). The investments are classified within other assets, net, in the balance sheet and are stated at the lower of cost or fair value. Fair value for strategic investments in privately-held companies is primarily based on Level 2 and Level 3 inputs. Fair value for publicly-traded investments is determined based upon quoted prices representing a Level 1 hierarchy.

	December 31, 2008	December 31, 2007
Strategic investments in privately-held companies	$43,589	$19,860
Strategic investments in publicly-held companies	269	97

        Gross unrealized gains on these investments were $0.2 million and $0.4 million at December 31, 2008 and 2007, respectively. Gross realized gains on strategic investments were $1.5 million, $8.3 million and $7.9 million in 2008, 2007 and 2006, respectively. Gross realized losses on strategic investments were $11.2 million, $15.0 million and $9.3 million in 2008, 2007 and 2006, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

G.    Inventories

        Inventories consist of (table in thousands):

	December 31, 2008	December 31, 2007
Purchased parts	$62,866	$70,981
Work-in-process	488,286	484,929
Finished goods	291,651	321,333

	$842,803	$877,243

H.    Notes Receivable

        Notes receivable are from sales-type leases of our products. The payment schedule for such notes at December 31, 2008 is as follows (table in thousands):

2009	$90,452
2010	94,198
2011	83,816
Thereafter	16

Total	268,482
Less amounts representing interest	(22,308)

Present value	246,174
Current portion (included in accounts and notes receivable)	83,245

Long-term portion (included in other assets, net)	$162,929

        Actual cash collections may differ from amounts shown on the table due to early customer buyouts, trade-ins or refinancings. We typically sell without recourse our notes receivable and underlying equipment associated with our sales-type leases to third parties. Subsequent to December 31, 2008, we sold $44.9 million of these notes to third parties without recourse.

        We maintain an allowance for doubtful accounts for the estimated probable losses on uncollected notes receivable. This allowance is part of our allowance for bad debts (See Note A).

I.     Property, Plant and Equipment

        Property, plant and equipment consists of (table in thousands):

	December 31, 2008	December 31, 2007
Furniture and fixtures	$224,736	$217,503
Equipment	3,387,498	3,198,878
Buildings and improvements	1,280,580	1,182,648
Land	115,873	115,539
Building construction in progress	95,219	92,183

	5,103,906	4,806,751
Accumulated depreciation	(2,880,899)	(2,647,355)

	$2,223,007	$2,159,396

        As of December 31, 2008, we held $62.5 million of facilities that have not yet been placed in service. Depreciation expense was $561.1 million, $530.3 million and $455.4 million in 2008, 2007 and 2006, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

J.     Accrued Expenses

        Accrued expenses consist of (table in thousands):

	December 31, 2008	December 31, 2007
Salaries and benefits	$712,237	$672,715
Product warranties	269,218	263,561
Restructuring (See Note P)	224,702	125,924
Other	695,727	634,109

	$1,901,884	$1,696,309

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

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of the year	$263,561	$242,744	$206,608
Provision	160,556	151,367	158,799
Amounts charged to the accrual	(154,899)	(130,550)	(122,663)

Balance, end of the year	$269,218	$263,561	$242,744

        The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated cost for warranties on systems shipped in prior periods. It is not practical to determine the amounts applicable to each of the components. Additionally, the provision for the year ended December 31, 2008 includes $6.9 million assumed in the acquisition of Iomega. The 2006 provision includes $34.4 million as a result of the adoption of FAS No. 123R.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

K.    Income Taxes

        Our provision (benefit) for income taxes consists of (table in thousands):

	2008	2007	2006
Federal:
Current	$156,501	$324,812	$335,193
Deferred	39,263	(53,312)	(115,835)

	195,764	271,500	219,358

State:
Current	18,387	21,475	3,982
Deferred	3,664	(1,556)	(2,176)

	22,051	19,919	1,806

Foreign:
Current	100,879	100,556	(44,545)
Deferred	(6,180)	(13,529)	(13,955)

	94,699	87,027	(58,500)

Total provision for income taxes	$312,514	$378,446	$162,664

        In 2008, 2007 and 2006, we were able to utilize $52.6 million, $62.3 million and $31.1 million, respectively, of net operating loss carryforwards and tax credits to reduce the current portion of our tax provision.

        The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2008	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	1.2	1.2	0.4
Resolution of income tax audits and expiration of statutes of limitation	(2.7)	(1.2)	(12.4)
Tax rate differential for international jurisdictions and other international related tax items	(15.0)	(14.5)	(13.9)
U.S. tax credits	(4.9)	(2.0)	(1.3)
Changes in valuation allowance	—	(1.5)	0.5
Permanent items	4.6	1.7	3.5
Other	0.2	(0.3)	(0.1)

	18.4%	18.4%	11.7%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The components of the current and noncurrent deferred tax assets and liabilities are as follows (table in thousands):

	December 31, 2008		December 31, 2007
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$53,627	$—	$60,819	$—
Inventory	52,150	—	47,624	—
Accrued expenses	213,245	—	193,319	—
Deferred revenue	158,079	—	173,782	—

Total current	477,101	—	475,544	—
Noncurrent:
Property, plant and equipment, net	—	(76,129)	—	(34,489)
Intangible and other assets, net	—	(345,116)	—	(383,607)
Equity	—	(34,510)	—	(42,052)
Deferred revenue	10,759	—	59,265	—
Other noncurrent liabilities	—	(61,359)	—	(57,273)
Credit carryforwards	55,614	—	18,911	—
Net operating loss carryforwards	147,809	—	159,169	—
Other comprehensive loss	100,715	—	19,920	—

Total noncurrent	314,897	(517,114)	257,265	(517,421)

Gross deferred tax assets and liabilities	791,998	(517,114)	732,809	(517,421)
Valuation allowance	(15,993)	—	(28,019)	—

Total deferred tax assets and liabilities	$776,005	$(517,114)	$704,790	$(517,421)

        We have gross federal and foreign net operating loss carryforwards of $271.0 million and $72.6 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 ("Code"), as amended, for U.S. tax purposes and similar provisions under other countries' tax laws. Certain of these net operating losses will begin to expire in 2012, while others have an unlimited carryforward period.

        We have federal and state credit carryforwards of $46.5 million and $9.1 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries' tax laws. Certain of these credits will begin to expire in 2009, while others have an unlimited carryforward period.

        The valuation allowance decreased from $28.0 million at December 31, 2007 to $16.0 million at December 31, 2008. The decrease was principally attributable to revaluations of foreign subsidiaries' net operating loss carryforwards arising from fluctuations in foreign currency and the reduction in the valuation allowance for certain credit carryforwards. The valuation allowance at December 31, 2008 relates to foreign subsidiaries' net operating loss carryforwards.

        Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $3.7 billion and $2.7 billion at December 31, 2008 and 2007, respectively, and consisted of undistributed earnings permanently invested in these entities. The change in the basis difference between 2007 and 2008 was mainly attributable to income earned in the current year. If these earnings were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2008, 2007 and 2006 was $1.1 billion, $1.2 billion and $835.9 million, respectively.

        EMC adopted FIN No. 48 at the beginning of fiscal year 2007. As a result of implementing FIN No. 48, we recognized a cumulative effect adjustment of $6.5 million to increase the January 1, 2007 retained earnings balance and decrease our accrued tax liabilities. Prior to the adoption of FIN No. 48, our policy was to classify accruals for uncertain positions as a

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. With the adoption of FIN No. 48, we reclassified $219.3 million of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities was not anticipated within one year of the balance sheet date.

        The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the years ended December 31, 2008 and December 31, 2007:

	2008	2007
Unrecognized tax benefits, beginning of year	$206.7	$175.1
Tax positions related to current year:
Additions	62.4	54.2
Reductions	—	—
Tax positions related to prior years:
Additions	5.1	8.8
Reductions	(40.2)	(10.0)
Settlements	(0.3)	(4.4)
Lapses in statutes of limitations	(15.2)	(17.0)

Unrecognized tax benefits, end of year	$218.5	$206.7

        As of December 31, 2007, we had $206.7 million of remaining unrecognized tax benefits. If recognized, $156.4 million would have been recognized as a reduction of income tax expense impacting the effective income tax rate. The remainder would have been an adjustment to goodwill of $31.3 million and to stockholders' equity of $19.0 million.

        As of December 31, 2008, we had $218.5 million of unrecognized tax benefits. If recognized, $213.0 million would be recognized as a reduction of income tax expense impacting the effective income tax rate. The remainder would be an adjustment to stockholders' equity of $5.5 million.

        We have substantially concluded all U.S. federal income tax matters for years through 2004 and are currently under audit for U.S. federal income tax for 2005 and 2006. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2002. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $24.2 million of individually-insignificant unrecognized tax positions may be recognized within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various tax authorities.

        We recognize interest expense and penalties related to income tax matters in income tax expense. For 2008, $1.3 million in net interest expense was reversed. For 2007, $3.4 million in interest expense was recognized. There were no penalties recorded. In addition to the unrecognized tax benefits noted above, the amounts of accrued interest at December 31, 2007 and December 31, 2008 were $35.1 million and $34.2 million, respectively.

L.    Retirement Plans and Retiree Medical Benefits

  401(k) Plan

        EMC's Information Infrastructure business has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

immediately 100% vested. Our contributions amounted to $60.4 million, $52.8 million and $48.6 million in 2008, 2007 and 2006, respectively.

        Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The deferred compensation program limits an employee's maximum investment allocation in the EMC stock fund to 30% of their total contribution. Our matching contribution mirrors the investment allocation of the employee's contribution.

  VMware 401(k) Plan

        Prior to March 2008, VMware employees participated in the EMC Corporation 401(k) Savings Plan (the "EMC Plan"), and EMC cross-charged VMware for the costs associated with VMware employees who participated in the EMC Plan.

        In 2008, VMware established a defined contribution retirement savings program, the VMware, Inc. 401(k) Savings Plan (the "VMware Plan"), which is qualified under Section 401(k) of the Code. This plan is available solely to employees of VMware. In March 2008, VMware employees began participating in the VMware Plan and ceased participation in the EMC Plan. In March 2008, $96.4 million of assets and $1.1 million of participant loans were transferred from the EMC Plan into the VMware Plan.

        VMware has matched pre-tax employee contributions up to 6% of eligible compensation during each pay period, subject to a $750 maximum match each quarter per employee. Matching contributions are immediately 100% vested. VMware contributions for employees were $9.0 million, $5.8 million and $3.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. Employees may elect to invest their contributions in a variety of funds. VMware's matching contribution mirrors the investment allocation of the employee's contribution.

        Beginning January 1, 2009, VMware suspended its company match of pre-tax employee contributions.

  Defined Benefit Pension Plan

        We have noncontributory defined benefit pension plans which were assumed as part of the Data General acquisition, which cover substantially all former Data General employees located in the U.S. and Canada. In addition, certain of the former Data General foreign subsidiaries also have retirement plans covering substantially all of their employees. All of these plans were frozen in 1999 resulting in employees no longer accruing pension benefits for future services. Certain of our foreign subsidiaries also have a defined benefit pension plan.

        Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. The measurement date for the plans is December 31.

        Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2008, the Data General U.S. pension plan held $0.3 million of our common stock.

        The Data General U.S. pension plan and Canada pension plan (the "Pension Plans") are summarized in the following tables. The other pension plans are not presented because they do not have a material impact on our consolidated financial position or results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31, 2008	December 31, 2007
Benefit obligation, at beginning of year	$339,835	$359,038
Interest cost	21,876	20,857
Foreign exchange gain	—	271
Benefits paid	(12,481)	(11,545)
Settlement payments	(7)	(2)
Actuarial loss (gain)	1,851	(28,784)

Benefit obligation, at end of year	$351,074	$339,835

        The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31, 2008	December 31, 2007
Fair value of plan assets, at beginning of year	$421,361	$405,690
Actual return on plan assets	(112,175)	27,074
Foreign exchange gain	—	144
Benefits paid	(12,481)	(11,545)
Settlement payments	(7)	(2)

Fair value of plan assets, at end of year	$296,698	$421,361

        We did not make any contributions to the Pension Plans in 2008 or 2007 and we do not expect to make a contribution to the Pension Plans in 2009. The net (under funded) funded status of the Pension Plans at December 31, 2008 and 2007 was $(54.4) million and $81.5 million, respectively.

        Amounts recognized in the balance sheet as assets and liabilities consist of the following (table in thousands):

	December 31, 2008	December 31, 2007
Prepaid benefit cost	$—	$82,453
Accrued benefit liability	(54,376)	(927)

Net amount recognized at year end	$(54,376)	$81,526

        Upon adoption of FAS No. 158 in 2006, we reclassified the accumulated actuarial loss and prior service credit associated with the Pension Plans to accumulated other comprehensive loss. The reclassification consisted of the following items (table in thousands):

December 31, 2006
Accumulated actuarial loss	$100,535
Taxes	(37,701)

Net amount reclassified	$62,834

        There was no other activity within accumulated other comprehensive loss during 2006 associated with the Pension Plans. In 2008, $2.7 million of the accumulated actuarial loss and prior services cost associated with the Pension Plans were reclassified from accumulated comprehensive loss to a component of net pension benefit cost. Additionally, the Pension Plans had net losses that arose during 2008 of $148.2 million primarily as a result of decreases in the fair value of the plan assets and the defined benefit plans of foreign subsidiaries had net losses of $3.7 million that further increased the

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accumulated other comprehensive loss. We expect that $14.6 million of the total balance included in accumulated other comprehensive loss at December 31, 2008 will be recognized as a component of net periodic benefit costs in 2009. We do not expect to receive any refunds from the Pension Plans in 2009.

        The components of net periodic benefit credit of the Pension Plans are as follows (table in thousands):

	2008	2007	2006
Interest cost	$21,876	$20,857	$20,143
Expected return on plan assets	(34,142)	(32,928)	(29,738)
Recognized actuarial loss	2,683	4,861	8,207

Net periodic benefit credit	$(9,583)	$(7,210)	$(1,388)

        The weighted-average assumptions used in the Pension Plans to determine benefit obligations at December 31 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Discount rate	6.6%	6.6%	5.9%
Rate of compensation increase	N/A	N/A	N/A

        The weighted-average assumptions used in the Pension Plans to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Discount rate	6.6%	5.9%	5.7%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31, 2008	December 31, 2007
Equity securities	58%	70%
Debt securities	41	30
Cash	1	0

Total	100%	100%

        The target allocation of the assets in the Pension Plans at December 31, 2008 consisted of equity securities of 70% and debt securities of 30%.

        Our Pension Plan assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The benefit payments are expected to be paid in the following years (table in thousands):

2009	$15,557
2010	14,694
2011	15,540
2012	16,947
2013	18,476
2014 - 2018	115,832

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

        The components of the change in benefit obligation are as follows (table in thousands):

	December 31, 2008	December 31, 2007
Benefit obligation, at beginning of year	$3,297	$5,733
Interest cost	203	285
Settlements	—	(1,544)
Amendments	—	(145)
Benefits paid	(611)	(934)
Recognized actuarial loss (gain)	775	(98)

Benefit obligation, at end of year	$3,664	$3,297

        The reconciliation of the beginning and ending balances of the fair value of plan assets is as follows (table in thousands):

	December 31, 2008	December 31, 2007
Fair value of plan assets, at beginning of year	$499	$466
Actual return on plan assets	(134)	33
Employer contributions	611	2,478
Settlements	—	(1,544)
Benefits paid	(611)	(934)

Fair value of plan assets, at end of year	$365	$499

        We expect to contribute $0.5 million to the plan in 2009.

        The net funded status of the plan which is recognized in the balance sheet as an accrued benefit liability in connection with the plan at December 31, 2008 and 2007 were net liabilities of $3.3 million and $2.8 million, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Upon adoption of FAS No. 158 in 2006, we reclassified the accumulated actuarial loss and prior service credit associated with the plan to accumulated other comprehensive loss. The reclassification consisted of the following items (table in thousands):

December 31, 2006
Accumulated actuarial loss	$(438)
Prior service credit	947
Taxes	191

Net amount reclassified	$318

        There was no other activity within accumulated other comprehensive loss during 2006 associated with the plan. In 2008, no prior services credits associated with the plan were reclassified from accumulated comprehensive loss to a component of net pension benefit cost. Additionally, the plan had losses of $1.0 million that further increased the accumulated other comprehensive loss. We expect that $0.1 million of the total balance included in accumulated other comprehensive loss at December 31, 2008 will be recognized as a component of net periodic benefit cost in 2009. We do not expect to receive any refunds from the plan in 2009.

        The components of net periodic benefit cost are as follows (table in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Interest cost	$203	$285	$339
Expected return on plan assets	(41)	(38)	(34)
Amortization of prior service credit	(113)	(113)	(101)
Recognized actuarial loss	10	—	19
Settlement loss	—	110	—

Net periodic benefit cost	$59	$244	$223

        The weighted-average assumptions used in the plan to determine benefit obligations at December 31 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Discount rate	6.6%	6.6%	5.9%
Rate of compensation increase	N/A	N/A	N/A

        The weighted-average assumptions used in the plan to determine net benefit cost for the years ended December 31 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Discount rate	6.6%	5.9%	5.7%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

        The assumed health care cost trend rate for the plan is as follows:

	December 31, 2008	December 31, 2007
Health care cost trend rate assumed for next year	8.8%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The effects of a one percent change in the assumed health care cost trend rates are as follows (table in thousands):

	1% increase	1% decrease
Effect on total service and interest cost components for 2008	$5	$(5)
Effect on year-end post retirement obligation	40	(36)

        The expected long-term rate of return on plan assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets.

        The actual asset allocations are as follows:

	December 31, 2008	December 31, 2007
Equity securities	58%	70%
Debt securities	41	30
Cash	1	0

Total	100%	100%

        The target allocation of the assets in the plan as of December 31, 2008 was 70% equity securities and 30% debt securities.

        The plan assets are managed by outside investment managers. Our investment strategy with respect to the plan is to maximize returns while preserving principal.

        The benefit payments are expected to be paid in the following years (table in thousands):

2009	$548
2010	460
2011	429
2012	339
2013	286
2014-2018	1,181

M.   Commitments and Contingencies

  Operating Lease Commitments

        We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in thousands):

	2008	2007	2006
Rent expense	$299,481	$277,602	$234,341
Sublease proceeds	(10,740)	(12,811)	(9,430)

Net rent expense	$288,741	$264,791	$224,911

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Our future lease commitments as of December 31, 2008 are as follows (table in thousands):

2009	$171,057
2010	129,295
2011	100,628
2012	74,182
2013	56,220
Thereafter	363,005

Total minimum lease payments	$894,387

        We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds as of December 31, 2008 are as follows (table in thousands):

2009	$9,042
2010	5,766
2011	4,212
2012	1,879
2013	—
Thereafter	—

Total sublease proceeds	$20,899

  Outstanding Purchase Orders

        At December 31, 2008, we had outstanding purchase orders aggregating approximately $1.4 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

  Line of Credit

        We have available for use a credit line of $50.0 million in the United States. As of December 31, 2008, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank's base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2008, we were in compliance with the covenants.

  Guarantees and Indemnification Obligations

        EMC's subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $67.7 million as of December 31, 2008. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

        We have agreed to indemnify the directors, executive officers and certain other officers of EMC and our subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer.

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

        Based upon our historical experience and information known as of December 31, 2008, we believe our liability on the above guarantees and indemnities at December 31, 2008 is immaterial.

  Litigation

        We are a party to various litigation matters which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

        We have learned that the Civil Division of the United States Department of Justice (the "DoJ") is investigating allegations concerning (i) EMC's fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC's compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, including potential violations of the False Claims Act. The subject matter of this investigation also overlaps with that of a previous audit by the U.S. General Services Administration ("GSA") concerning our recordkeeping and pricing practices under a schedule agreement we entered into with GSA in November 1999 which, following several extensions, expired in June 2007. We have cooperated with both the audit and the DoJ investigation, voluntarily providing documents and information, and have engaged in discussions aimed at resolving this matter without any admission or finding of liability on the part of EMC. We believe that we have meritorious factual and legal defenses to the allegations raised and, if the matter is not resolved and proceeds to litigation, we intend to defend vigorously. If the matter proceeds to litigation, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, including suspension or debarment from sales to the federal government.

        In accordance with Statement of Financial Accounting Standards No. 5, we have estimated the loss that may result from this matter, and such amount is reflected in our consolidated financial statements. It is not possible to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amount reflected in our consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

N.    Stockholders' Equity

  Net Income Per Share

        The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	2008	2007	2006
Numerator:
Net income, as reported—basic	$1,345,567	$1,665,668	$1,227,601
Adjustment for interest expense on Documentum Notes, net of taxes	—	—	643
Incremental dilution from VMware	(7,516)	(4,756)	—

Net income—diluted	$1,338,051	$1,660,912	$1,228,244

Denominator:
Basic weighted average common shares outstanding	2,048,506	2,079,542	2,248,431
Weighted common stock equivalents	31,287	54,651	35,609
Assumed conversion of the Notes and Sold Warrants	60	23,680	—
Assumed conversion of Documentum Notes	—	—	2,264

Diluted weighted average shares outstanding	2,079,853	2,157,873	2,286,304

        Options to acquire 144.2 million, 98.4 million and 213.1 million shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect primarily due to their exercise prices being less than the average market price of common stock for the period. For the year ended December 31, 2008, no shares were potentially issuable under the Sold Warrants because these instruments were not "in the money". For the year ended December 31, 2007, there were 20.6 million and 3.1 million shares potentially issuable under the Notes and Sold Warrants, respectively. For the year ended December 31, 2006, there were no shares potentially issuable under our Notes and Sold Warrants because these instruments were not "in the money". The effect of the Documentum Notes on the calculation of diluted net income per weighted average share for the year ended December 31, 2006 was calculated using the "if converted" method. See Note D for further information regarding the Notes, the Sold Warrants and the Documentum Notes. The incremental dilution from VMware represents the impact of VMware's dilutive securities on EMC's consolidated diluted net income per share and is calculated by multiplying the difference between VMware's basic and diluted earnings per share by the number of VMware shares owned by EMC.

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

        We utilize both authorized and unissued shares including repurchased shares, to satisfy all shares issued under our equity plans. Our Board of Directors authorized the repurchase of 250.0 million shares of our common stock in April 2006 and an additional 250.0 million shares of our common stock in April 2008. Of the 500.0 million shares authorized for repurchase through December 31, 2008, we have repurchased 311.4 million shares at a total cost of $4.2 billion, leaving a remaining balance of 188.6 million shares authorized for future repurchases. In 2006, the Board also authorized a one-time repurchase of up to 100.0 million shares in conjunction with our issuance of the Notes. Of this amount, 75.0 million shares were repurchased using $945.8 million of the net proceeds from the Notes.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	December 31, 2008	December 31, 2007
Foreign currency translation adjustments, net of tax benefits of $0 and $0	$(17,299)	$20,781
Unrealized losses on investments, net of tax benefits of $(35,150) and $(1,635)	(54,423)	(2,570)
Unrealized gains on investments, net of taxes of $17,419 and $8,929	27,624	13,486
Unrealized gains (losses) on derivatives, net of taxes (benefit) of $(108) and $19	(976)	169
Recognition of actuarial net loss from pension and other postretirement plans and impact of adoption of FAS No. 158, net of tax benefits of $(82,880) and $(27,200)	(134,878)	(40,315)

	$(179,952)	$(8,449)

        Reclassification adjustments between other comprehensive loss and the income statement consist of the following (table in thousands):

	Year Ended December 31,
	2008	2007	2006
Realized gains (losses) on investments, net of taxes (benefit) of $2,347, $(3,823) and $(10,338)	$4,212	$(6,323)	$(17,469)
Realized gains (losses) on derivatives, net of taxes (benefit) of $93, $(1,045) and $(611)	834	(9,403)	(5,496)

  EMC Preferred Stock

        Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

O.    Stock-Based Compensation

  EMC Information Infrastructure Equity Plans

        The EMC Corporation 2003 Stock Plan (the "2003 Plan") provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum three-year vesting requirement. The 2003 Plan allows us to grant up to 300.0 million shares of common stock. Beginning in May 2007, we implemented fungible share counting by recognizing restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        A total of 862.4 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2008, there were an aggregate of 91.0 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.

        We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

  EMC Information Infrastructure Employee Stock Purchase Plan

        Under our 1989 Employee Stock Purchase Plan (the "1989 Plan"), eligible employees may purchase shares of common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. A total of 123.0 million shares of common stock have been reserved for issuance under the 1989 Plan. In 2008, 2007 and 2006, 11.7 million shares, 9.3 million shares and 11.5 million shares, respectively, were purchased under the 1989 Plan at a weighted average purchase price per share of $10.49, $12.95 and $9.32, respectively. Total cash proceeds from the purchase of shares under the 1989 Plan in 2008, 2007 and 2006 were $122.4 million, $120.8 million and $107.6 million, respectively. At December 31, 2008, there was an aggregate of 9.0 million shares of common stock available for issuance pursuant to future grants under the 1989 Plan.

  EMC Information Infrastructure Stock Options

        The following table summarizes our option activity under all equity plans in 2008, 2007 and 2006 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2006	296,250	$17.78
Options granted relating to business acquisitions	16,393	5.70
Granted	32,423	10.98
Forfeited	(11,162)	12.57
Expired	(7,480)	29.06
Exercised	(23,240)	6.48

Outstanding, December 31, 2006	303,184	17.19
Options granted relating to business acquisitions	921	3.39
Granted	28,777	19.15
Forfeited	(9,640)	12.01
Expired	(4,321)	38.28
Exercised	(68,540)	9.66
Exchanged to VMware awards	(11,009)	12.19

Outstanding, December 31, 2007	239,372	19.60
Options granted relating to business acquisitions	1,200	12.43
Granted	36,208	14.95
Forfeited	(6,852)	14.43
Expired	(7,096)	33.98
Exercised	(12,713)	9.34

Outstanding, December 31, 2008	250,119	19.14

Exercisable, December 31, 2008	156,229	21.72
Vested and expected to vest, December 31, 2008	234,069	$19.44

        At December 31, 2008 the weighted-average remaining contractual terms was 4.06 years and the aggregate intrinsic value was $102.1 million for the 156,229 shares exercisable. For the 234,069 shares vested and expected to vest at December 31, 2008, the weighted-average remaining contractual terms was 5.47 years and the aggregate intrinsic value was $115.1 million. The intrinsic value is based on our closing stock price of $10.47 as of December 31, 2008 which would have

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2008, 2007 and 2006 were $77.2 million, $587.4 million and $151.6 million, respectively. Cash proceeds from the exercise of stock options were $118.7 million, $661.6 million and $150.2 million in 2008, 2007 and 2006, respectively. Income tax benefits realized from the exercise of stock options in 2008, 2007 and 2006 were $105.0 million, $160.7 million and $47.5 million, respectively.

  EMC Information Infrastructure Restricted Stock and Restricted Stock Units

        The following table summarizes our restricted stock and restricted stock unit activity in 2008, 2007 and 2006 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2006	25,291	$13.79
Granted	8,392	11.40
Vested	(4,538)	13.24
Forfeited	(1,244)	9.36

Outstanding, December 31, 2006	27,901	13.05
Granted	9,358	19.05
Vested	(7,158)	13.17
Forfeited	(1,237)	13.16
Exchanged to VMware awards	(4,697)	13.14

Outstanding, December 31, 2007	24,167	15.30
Granted	12,865	15.07
Vested	(7,113)	14.05
Forfeited	(1,017)	16.12

Restricted stock and restricted stock units at December 31, 2008	28,902	$15.49

        The total fair values of restricted stock and restricted stock units that vested in 2008, 2007 and 2006 were $105.7 million, $105.2 million and $57.5 million, respectively.

        Our restricted stock awards are valued based on our stock price on the grant date. Our restricted stock awards have various vesting terms from the date of grant, including pro rata vesting over three or four years, cliff vesting at the end of three or five years with acceleration for achieving specified performance criteria and vesting on various dates contingent on achieving specified performance criteria. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.

        As of December 31, 2008, 28.9 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $302.6 million. These shares and units are scheduled to vest through 2013. Of the total shares of restricted stock and restricted stock units outstanding, 21.1 million shares and units will vest upon fulfilling service conditions, of which vesting for 10.9 million shares and units will accelerate upon achieving performance conditions. The remaining 7.8 million shares and units will vest only if certain performance conditions are achieved.

  VMware Equity Plans

        In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the "2007 Plan"). Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan is 80.0 million. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted pursuant to the 2007 Plan expire between six and seven years from the date of grant. Most restricted stock awards granted under the 2007 Plan have a

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

three-year to four-year period over which they vest. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan.

  2007 VMware Exchange Offer

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

  2008 VMware Exchange Offer

        In September 2008, VMware completed an offer to exchange certain employee stock options issued under VMware's 2007 Equity and Incentive Plan ("2008 VMware Exchange Offer"). Certain previously granted options were exchanged for new, lower-priced stock options granted on a one-for-one basis. Executive officers and members of VMware's Board of Directors were excluded from participating in the 2008 VMware Exchange Offer. Options for an aggregate of 4.1 million shares of VMware's Class A common stock were exchanged with a weighted-average exercise price of $71.60. Options granted pursuant to the 2008 VMware Exchange Offer have an exercise price of $33.95 per share, vest pro rata over four years beginning September 10, 2008 with no credit for past vesting and have a new six-year option term. The 2008 VMware Exchange Offer resulted in incremental stock-based compensation expense of $18.0 million to be recognized over the four-year vesting term.

  VMware Employee Stock Purchase Plan

        In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the "VMware ESPP") that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the VMware ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the VMware ESPP on August 13, 2007, the date on which VMware's Form S-1 Registration Statement was declared effective by the SEC and became exercisable on December 31, 2007. Options to purchase shares are generally granted twice yearly.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In 2008, 1.7 million shares of Class A common stock were purchased under the VMware ESPP at a weighted-average purchase price per share of $28.05. The total cash proceeds from the purchase of these shares under the VMware ESPP were $46.9 million. As part of the 1.7 million shares purchased in 2008, employees purchased 0.6 million shares under the VMware ESPP at a purchase price per share of $24.65. The purchase of 0.6 million shares related to the December 31, 2007 purchase, which was completed in January 2008. The total cash proceeds from the December 31, 2007 purchase under the VMware ESPP were $15.7 million. In 2007, no shares were purchased under the VMware ESPP.

  VMware Stock Options

        The following table summarizes activity since January 1, 2007 for VMware employees in VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2007	—	$—
Granted	39,271	27.88
Exchanged from EMC stock options	6,732	19.94
Forfeited	(539)	24.50
Expired	(5)	24.64
Exercised	(120)	23.00

Outstanding, December 31, 2007	45,339	26.76
Granted(1)	11,741	40.48
Forfeited(1)	(8,033)	51.74
Expired	(37)	24.26
Exercised	(6,574)	21.64

Outstanding, December 31, 2008	42,436	26.54

Exercisable, December 31, 2008	10,889	$24.04
Vested and expected to vest, December 31, 2008	38,319	26.03

    (1)
    Includes options for 4,107 shares exchanged in the 2008 VMware Exchange Offer.

        As of December 31, 2008, the weighted-average remaining contractual term was 4.70 years and the aggregate intrinsic value was $20.4 million for the 10,889 exercisable shares. For the 38,319 shares vested and expected to vest at December 31, 2008, the weighted-average remaining contractual term was 4.91 years and the aggregate intrinsic value was $41.5 million. The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $23.69 as of December 31, 2008 which would have been received by the option holders had all in-the-money options been exercised as of that date. Cash proceeds from the exercise of stock options for the years ended December 31, 2008 and 2007 were $143.2 million and $2.8 million, respectively. The options exercised in 2008 had a pre-tax intrinsic value of $219.6 million and income tax benefits realized from the exercise of stock options of $71.4 million. There was no pre-tax intrinsic value to the options exercised or related income tax benefits realized in 2007.

        In June 2007, options were granted to non-employee directors to purchase 120,000 shares of VMware's Class A common stock with an exercise price of $23.00 per share. The options were exercisable immediately, subjected to termination if not exercised within one year from the date of grant, and vest pro rata over the first three years of the grant. In July 2007, the 120,000 options to purchase shares of Class A common stock were exercised prior to vesting, resulting in the outstanding shares being subject to repurchase and hence restricted until such time as the underlying options vest. As of December 31, 2008 and 2007, $1.8 million and $2.8 million, respectively, of the proceeds from the exercise of the options remain classified as a liability on the consolidated balance sheets. The proceeds are reclassified to stockholders' equity as vesting occurs and the shares are no longer subject to repurchase.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  VMware Restricted Stock

        VMware restricted stock includes restricted stock awards, restricted stock units, and other restricted stock. Other restricted stock includes options exercised by non-employee directors that were required to be exercised within one year of grant, but are subject to a three-year vesting provision. The exercise of those options prior to vesting results in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest.

        In September 2008, VMware awarded 5.3 million restricted stock units to certain employees, including a portion for international employees who were not eligible to participate in the 2008 VMware Exchange Offer and a portion for retention purposes. These awards generally will vest over a three-year or four-year period. These awards resulted in stock-based compensation expense of $164.5 million to be recognized over the three-year or four-year vesting term.

        The following table summarizes restricted stock activity since January 1, 2007 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	—	$—
Granted	596	39.99
Exchanged from EMC restricted stock	2,872	21.48
Exercised stock options, subject to repurchase	120	23.00
Vested	(5)	20.24
Forfeited	(18)	20.19

Outstanding, December 31, 2007	3,565	24.64
Granted	6,619	35.14
Vested	(2,153)	22.58
Forfeited	(405)	61.90

Outstanding, December 31, 2008	7,626	$32.35

        The total fair value of restricted stock that vested in 2008 and 2007 was $116.3 million and $0.6 million, respectively. As of December 31, 2008, 7.6 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $178.8 million. These shares are scheduled to vest through 2012.

        The restricted stock awards are valued based on the VMware stock price on the date of grant. The majority of VMware's restricted stock awards have pro rata vesting over three or four years.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Stock-Based Compensation Expense

        The following tables summarize the components of total stock-based compensation expense included in our consolidated income statement in 2008, 2007 and 2006 (in thousands):

	Year Ended December 31, 2008
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$23,092	$9,638	$32,730
Cost of services	35,350	12,046	47,396
Research and development	102,865	59,512	162,377
Selling, general and administrative	161,715	97,223	258,938
Restructuring charges	5,164	(1,740)	3,424

Stock-based compensation expense before income taxes	328,186	176,679	504,865
Income tax benefit	61,321	47,738	109,059

Total stock-based compensation, net of tax	$266,865	$128,941	$395,806

	Year Ended December 31, 2007
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$22,886	$9,543	$32,429
Cost of services	20,493	4,303	24,796
Research and development	69,649	38,393	108,042
Selling, general and administrative	126,246	75,891	202,137
Restructuring charges	897	1,731	2,628

Stock-based compensation expense before income taxes	240,171	129,861	370,032
Income tax benefit	53,292	34,378	87,670

Total stock-based compensation, net of tax	$186,879	$95,483	$282,362

	Year Ended December 31, 2006
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$35,005	$6,517	$41,522
Cost of services	21,598	3,168	24,766
Research and development	61,582	45,899	107,481
Selling, general and administrative	146,950	77,968	224,918
Restructuring charges	3,801	6,919	10,720

Stock-based compensation expense before income taxes	268,936	140,471	409,407
Income tax benefit	50,559	41,565	92,124

Total stock-based compensation, net of tax	$218,377	$98,906	$317,283

        Stock option expense includes $52.2 million, $36.7 million and $30.4 million of expense associated with our employee stock purchase plans for 2008, 2007 and 2006, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In connection with the adoption of FAS No. 123R, we recorded a credit to the income statement to reflect the impact of a cumulative effect adjustment for the application of an estimated forfeiture rate on our previously recognized expense on unvested restricted stock and restricted stock units. The components of the adjustment were as follows (in thousands):

Year Ended December 31, 2006
Estimated forfeitures on previously recognized restricted stock expense	$(354)
Income taxes	107

Cumulative effect of a change in accounting principle, net of tax	$(247)

        The table below presents the net change in amounts capitalized or accrued in 2008 and 2007 for the following items (in thousands):

	Increased (decreased) during the year ended December 31, 2008	Increased (decreased) during the year ended December 31, 2007
Inventory	$686	$892
Other assets (capitalized software development costs)	16,749	(3,574)
Accrued expenses (accrued warranty expenses)	(4,730)	(4,423)

        As of December 31, 2008, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $864.3 million. This non-cash expense will be recognized through 2013 with a weighted average remaining period of 1.6 years.

        Prior to the adoption of FAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS No. 123R requires the cash flows resulting from excess tax benefits to be classified as financing cash flows, rather than as operating cash flows.

  Fair Value of EMC Information Infrastructure Options

        The fair value of each option granted during 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2008	2007	2006
Dividend yield	None	None	None
Expected volatility	34.4%	33.8%	35.2%
Risk-free interest rate	2.8%	3.6%	4.8%
Expected term (in years)	4.4	4.2	4.0
Weighted-average fair value at grant date	$4.82	$6.29	$3.80

	For the Year Ended December 31,
EMC Employee Stock Purchase Plan	2008	2007	2006
Dividend yield	None	None	None
Expected volatility	40.0%	25.5%	27.6%
Risk-free interest rate	2.6%	5.0%	4.8%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$4.32	$3.53	$2.89

        Expected volatilities are based on our historical stock prices and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Fair Value of VMware Options

        The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2008	2007
Dividend yield	None	None
Expected volatility	39.4%	39.2%
Risk-free interest rate	2.5%	4.9%
Expected term (in years)	3.4	3.4
Weighted-average fair value at grant date	$17.88	$27.88

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2008	2007
Dividend yield	None	None
Expected volatility	39.3%	34.8%
Risk-free interest rate	2.7%	4.8%
Expected term (in years)	0.5	0.4
Weighted-average fair value at grant date	$18.06	$6.99

        For all equity awards granted in 2008 and 2007, volatility was based on an analysis of historical stock prices and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected term of the stock options.

        For the equity awards granted prior to VMware's IPO, VMware performed a contemporaneous valuation of their Class A common stock each time an equity grant of common stock was made. In determining the fair value of the equity, VMware analyzed general market data, including economic, governmental and environmental factors; considered its historic, current and future state of its operations; analyzed its operating and financial results; analyzed its forecasts; gathered and analyzed available financial data for publicly traded companies engaged in the same or similar lines of business to develop appropriate valuation multiples and operating comparisons, and analyzed other facts and data considered pertinent to the valuation to arrive at an estimated fair value.

        VMware utilized both the income approach and the market approach in estimating the value of the equity. The market approach estimates the fair value of a company by applying to the company's historical and/or projected financial metrics market multiples of the corresponding financial metrics of publicly traded firms in similar lines of business. The use of the market approach requires judgments regarding the comparability of companies that are similar to VMware. If different comparable companies had been used, the market multiples and resulting estimates of the fair value of VMware's stock also would have been different. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenues and costs. The projections used in connection with this valuation were based on VMware's expected operating performance over the forecast period. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the resulting estimates of the fair value of their stock would have been different. Due to the prospect of an imminent public offering, VMware did not apply a marketability discount in carrying out either approach. Further, VMware did not apply a minority interest discount in concluding on fair value.

        In reaching its estimated valuation range, VMware considered the indicated values derived from each valuation approach in relation to the relative merits of each approach, the suitability of the information used, and the uncertainties involved. The results of the approaches overlapped, with the income approach results falling within a narrower range, which VMware ultimately relied on in its concluding estimate of value.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In addition to the aforementioned analysis, with respect to grants of options to purchase Class A common stock with a per share exercise price of $23.00, VMware believes that the fair value of its equity at that time was further substantiated by the arm's-length transaction with Intel Capital, whereby Intel agreed to purchase 9.5 million shares of VMware's Class A common stock at $23.00 per share, subject to adjustment if the price in the offering were below $23.00 per share. VMware believes that the fair value of its equity at the time of the grant of options at $25.00 per share was substantiated by the contemporaneous arm's-length transaction whereby Cisco agreed to purchase 6.0 million shares of VMware's Class A common stock from EMC at $25.00 per share. VMware believes that the fair value of their equity at the time of the grant of options at $29.00 per share was substantiated by the proximity to the IPO.

        The fair value of each VMware option granted at $23.00 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	39.2%
Risk-free interest rate	5.0%
Expected term (in years)	3.4

        The fair value of each VMware option granted at $25.00 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	38.2%
Risk-free interest rate	4.8%
Expected term (in years)	3.4

        The fair value of each VMware option granted at $29.00 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	39.6%
Risk-free interest rate	4.5%
Expected term (in years)	3.4

P.     Restructuring Charges and Impairment

        In 2008, 2007 and 2006, we incurred restructuring charges of $250.3 million, $31.3 million and $162.6 million, respectively.

        To further improve the competitiveness and efficiency of our global business in response to a challenging global economy, in the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The plan includes the following components:

  •
  A reduction in force resulting in the elimination of approximately 2,400 positions which will be substantially completed by the end of 2009 and fully completed by the third quarter of 2010.
  •
  The consolidation of facilities and the termination of contracts. These actions are expected to be completed by 2015.
  •
  The write-off of certain assets for which EMC has determined it will no longer derive any benefit. These actions were completed in the fourth quarter of 2008.

        In addition to this plan, we also recognized an asset impairment charge for certain assets for which the forecasted cash flows from the assets are less than the assets' net book value.

        The total charge resulting from these actions is expected to be between $362.0 million and $387.0 million, with $247.9 million recognized in 2008, $100.0 million to $125.0 million to be recognized in 2009 and 2010 and the remainder to

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be recognized through 2015. Total cash expenditures associated with the plan are expected to be in the range of $310.7 million to $335.7 million.

        The 2008 charge consisted of the aforementioned fourth quarter restructuring program which aggregated $247.9 million, a third quarter charge of $8.6 million and a net reduction of $6.2 million relating to restructuring programs from prior years. For purposes of presentation, $244.7 million of the 2008 charge is presented as a restructuring charge, $1.3 million is presented as a reduction of SG&A and $6.9 million, related to the impairment of strategic investments, is presented within other expense, net on the consolidated income statement.

        The fourth quarter 2008 charge consisted of $195.5 million for employee termination benefits associated with a reduction in workforce, a $28.0 million charge for impaired long-lived assets, a $21.8 million charge associated with abandoned assets for which we will no longer derive a benefit and a $2.6 million charge for contract terminations. These actions impacted substantially all of our functional organizations within our Information Storage, Content Management and Archiving and RSA Information Security segments and affected employees in each of our major geographical areas. As of December 31, 2008, we had eliminated approximately 500 of the 2,400 positions. The asset impairment charge of $28.0 million consists of $21.1 million of capitalized technology costs for which the forecasted cash flows from the assets are less than the assets' net book value. The impairment charge was equal to the amount by which the assets' carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows. The impairment charge also included a $6.9 million charge for strategic investments for which the decline in their fair market value below their book value was considered other than temporary. The fair market value relating to $4.8 million of the $6.9 million charged for strategic investments was based upon Level 2 inputs and the fair market value relating to $2.1 million of the $6.9 million charge was based upon Level 3 inputs. See Note F.

        The third quarter 2008 charge consisted of $5.5 million for employee termination benefits associated with a reduction in force of approximately 75 employees and $3.1 million for the consolidation of excess facilities and other items within our Information Storage, Content Management and Archiving and RSA Information Security segments. As of December 31, 2008, all of these actions had been completed.

        The 2007 charge consisted primarily of a $21.5 million charge to increase the severance expenses associated with the 2006 restructuring program and a $13.3 million charge for employee termination benefits associated with a 2007 rebalancing program impacting approximately 450 positions. As of December 31, 2008, all of these actions had been completed. These actions impacted our Information Storage, Content Management and Archiving and RSA Information Security segments and affected employees in each of our major geographical areas. Partially offsetting these amounts were net adjustments of $3.2 million associated with restructuring programs prior to 2006.

        The 2006 charge consisted of a $129.4 million charge for employee termination benefits associated with a reduction in workforce, a $29.7 million charge associated with abandoned assets for which we will no longer derive a benefit, a $10.9 million charge for contract terminations and a $5.7 million charge associated with vacating excess facilities. Partially offsetting these amounts were net adjustments of $13.1 million associated with prior years' restructuring programs. The 2006 charge for employee termination benefits covered approximately 1,350 employees worldwide. The workforce reduction's objective was to further integrate EMC and the majority of the businesses we have acquired over the prior three years. These actions impacted substantially all of our functional organizations and affected employees in each of our major geographical areas. As of December 31, 2008, substantially all of these actions had been completed. The asset impairment charge of $29.7 million consisted primarily of internal infrastructure projects that management decided to no longer pursue. The impairment charge was equal to the amount by which the assets' carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows. The 2006 charges impacted the Information Storage and Content Management and Archiving segments.

        The activity for each charge is explained in the following sections.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  2008 Restructuring Programs

        The activity for the 2008 restructuring programs is presented below (table in thousands):

2008 Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$201,016	$(14,742)	$186,274	$1,330
Abandoned and impaired assets	49,774	(49,774)	—	49,774
Consolidation of excess facilities and other contractual obligations	5,748	(3,372)	2,376	—

Total	$256,538	$(67,888)	$188,650	$51,104

        The remaining cash portion owed for these programs is $186.5 million. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2010. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

  2007 Restructuring Program

        The activity for the 2007 restructuring program for the years ended December 31, 2008 and 2007 is presented below (tables in thousands):

2008 Category	Beginning Balance	Adjustment to The Provision	Utilization	Ending Balance
Workforce reductions	$12,415	$3,775	$(13,099)	$3,091

Total	$12,415	$3,775	$(13,099)	$3,091

2007 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$13,262	$(847)	$12,415	$920

Total	$13,262	$(847)	$12,415	$920

  2006 Restructuring Programs

        The activity for the 2006 restructuring programs for the years ended December 31, 2008, 2007 and 2006 is presented below (tables in thousands):

2008 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$83,155	$(10,255)	$(63,445)	$9,455
Consolidation of excess facilities	2,563	(290)	—	2,273

Total	$85,718	$(10,545)	$(63,445)	$11,728

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2007 Category	Beginning Balance	Adjustment to the Provision	Utilization	Ending Balance
Workforce reductions	$127,820	$21,503	$(66,168)	$83,155
Consolidation of excess facilities	5,536	(270)	(2,703)	2,563
Contractual and other obligations	4,814	—	(4,814)	—

Total	$138,170	$21,233	$(73,685)	$85,718

2006 Category	Initial Provision	Utilization	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$129,369	$(1,549)	$127,820	$10,720
Asset impairment	29,659	(29,659)	—	29,659
Consolidation of excess facilities	5,698	(162)	5,536	—
Contractual and other obligations	10,925	(6,111)	4,814	—

Total	$175,651	$(37,481)	$138,170	$40,379

        The adjustment to the provision in 2008 and 2007 includes changes for finalizing severance agreements, particularly in international locations and estimated changes in severance amounts for employees that had not yet been terminated.

        The remaining cash portion owed for the 2007 and 2006 restructuring programs is $10.8 million. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2009. The cash expenditures relating to consolidation of excess facilities are expected to be paid out through 2018.

  Prior Year Restructuring Programs

        Prior to 2006, we had instituted several restructuring programs. The activity for these programs for the years ended December 31, 2008, 2007 and 2006 is presented below (tables in thousands):

2008 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$1,251	$(2,144)	$2,669	$1,776
Consolidation of excess facilities	25,710	2,565	(9,688)	18,587
Other contractual obligations	830	75	(35)	870

Total	$27,791	$496	$(7,054)	$21,233

2007 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$19,219	$(41)	$(17,927)	$1,251
Consolidation of excess facilities	40,233	(3,296)	(11,227)	25,710
Other contractual obligations	1,916	152	(1,238)	830

Total	$61,368	$(3,185)	$(30,392)	$27,791

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2006 Category	Beginning Balance	Adjustments to the Provision	Utilization	Ending Balance
Workforce reduction	$86,821	$(5,015)	$(62,587)	$19,219
Consolidation of excess facilities	65,414	(8,350)	(16,831)	40,233
Other contractual obligations	2,378	278	(740)	1,916

Total	$154,613	$(13,087)	$(80,158)	$61,368

        The reductions to the provisions in 2007 and 2006 for excess facilities were a result of lower than expected costs associated with vacating leased facilities. These restructuring programs impacted the Information Storage and Content Management and Archiving segments. The remaining liability for the consolidation of excess facilities is expected to be paid through 2015.

Q.    Related Party Transactions

        In 2008, 2007 and 2006, we leased certain real estate from a company owned by a member of our Board of Directors and such Director's siblings, for which payments aggregated approximately $4.1 million, $3.7 million and $3.8 million, respectively. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999, and renewed in 2003 for a ten-year term.

        In 2008 and 2007, we paid approximately $33,000 and $10,000, respectively, for renewal of software maintenance and licenses to a third party, and VMware amended an agreement with such third party for the licensing, implementation and maintenance of software. The approximate value of the amended agreement with VMware is $880,000, of which approximately $480,000 was invoiced in 2008 and approximately $342,000 was invoiced in 2007. In 2008 and 2007, this entity paid us approximately $1,500 and $3,000, respectively, for software maintenance services. A member of our Board of Directors is managing partner and general partner in a limited partnership which is a stockholder of such company.

        In 2006, we purchased hardware, software and services from a company for approximately $152,000. A member of our Board of Directors is managing partner and general partner in a limited partnership which is a stockholder of such company.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

R.    Segment Information

        We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring charges and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. As a result of preparing separate financial statements for VMware's initial public offering in the third quarter of 2007, there have been some adjustments to VMware's stand-alone consolidated financial statements that have been recorded in different periods by EMC and VMware. These differences are not material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC's consolidated financial statements. Research and development expenses, SG&A, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Our segment information for the years ended 2008, 2007 and 2006 are as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
					VMware Virtual Infrastructure within EMC
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure		Corp Reconciling Items	Consolidated
2008:
Revenues:
Systems revenues	$6,281,643	$3,085	$17,777	$6,302,505	$—	$—	$6,302,505
Software revenues:
Software license	1,981,886	275,088	337,286	2,594,260	1,175,051	—	3,769,311
Software maintenance	1,188,602	305,553	124,301	1,618,456	555,252	—	2,173,708

Total software revenues	3,170,488	580,641	461,587	4,212,716	1,730,303	—	5,943,019
Other services revenues	2,180,173	201,922	101,911	2,484,006	146,633	—	2,630,639

Total revenues	11,632,304	785,648	581,275	12,999,227	1,876,936	—	14,876,163
Cost of sales	5,670,103	305,627	170,622	6,146,352	268,716	238,726	6,653,794

Gross profit	$5,962,201	$480,021	$410,653	6,852,875	1,608,220	(238,726)	8,222,369

Gross profit percentage	51.3%	61.1%	70.6%	52.7%	85.7%	—	55.3%
Research and development				1,203,728	342,239	175,363	1,721,330
Selling, general and administrative				3,486,847	747,583	367,158	4,601,588
In-process research and development				—	—	85,780	85,780
Restructuring charge (credit)				(357)	—	245,092	244,735

Total costs and expenses				4,690,218	1,089,822	873,393	6,653,433

Operating income				2,162,657	518,398	(1,112,119)	1,568,936
Investment income, interest expense and other expense, net				136,395	4,352	(6,877)	133,870

Income before taxes and minority interest				2,299,052	522,750	(1,118,996)	1,702,806
Income tax provision				510,873	78,744	(277,103)	312,514

Income before minority interest				$1,788,179	$444,006	$(841,893)	$1,390,292

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
					VMware Virtual Infrastructure within EMC
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure		Corp Reconciling Items	Consolidated
2007:
Revenues:
Systems revenues	$5,737,631	$5,418	$17,087	$5,760,136	$—	$—	$5,760,136
Software revenues:
Software license	2,075,757	332,070	340,817	2,748,644	903,196	—	3,651,840
Software maintenance	1,002,225	252,940	97,897	1,353,062	327,713	—	1,680,775

Total software revenues	3,077,982	585,010	438,714	4,101,706	1,230,909	—	5,332,615
Other services revenues	1,795,267	182,810	69,474	2,047,551	89,903	—	2,137,454

Total revenues	10,610,880	773,238	525,275	11,909,393	1,320,812	—	13,230,205
Cost of sales	5,237,239	271,455	144,366	5,653,060	188,646	177,171	6,018,877

Gross profit	$5,373,641	$501,783	$380,909	6,256,333	1,132,166	(177,171)	7,211,328

Gross profit percentage	50.6%	64.9%	72.5%	52.5%	85.7%	—	54.5%
Research and development				1,152,218	255,312	119,398	1,526,928
Selling, general and administrative				3,093,715	543,345	275,628	3,912,688
In-process research and development				800	—	350	1,150
Restructuring charge (credit)				(3,241)	—	34,551	31,310

Total costs and expenses				4,243,492	798,657	429,927	5,472,076

Operating income				2,012,841	333,509	(607,098)	1,739,252
Investment income, interest expense and other expense, net				177,850	5,137	137,330	320,317

Income before taxes and minority interest				2,190,691	338,646	(469,768)	2,059,569
Income tax provision				491,548	46,825	(159,927)	378,446

Income before minority interest				$1,699,143	$291,821	$(309,841)	$1,681,123

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
					VMware Virtual Infrastructure within EMC
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure		Corp Reconciling Items	Consolidated
2006:
Revenues:
Systems revenues	$5,124,780	$8,621	$7,225	$5,140,626	$—	$—	$5,140,626
Software revenues:
Software license	2,015,257	323,593	103,919	2,442,769	494,647	—	2,937,416
Software maintenance	925,972	218,996	23,394	1,168,362	166,842	—	1,335,204

Total software revenues	2,941,229	542,589	127,313	3,611,131	661,489	—	4,272,620
Other services revenues	1,542,568	134,581	17,148	1,694,297	47,547	—	1,741,844

Total revenues	9,608,577	685,791	151,686	10,446,054	709,036	—	11,155,090
Cost of sales	4,714,654	225,819	37,671	4,978,144	103,126	160,621	5,241,891

Gross profit	$4,893,923	$459,972	$114,015	5,467,910	605,910	(160,621)	5,913,199

Gross profit percentage	50.9%	67.1%	75.2%	52.3%	85.5%	—	53.0%
Research and development				1,016,922	117,190	120,081	1,254,193
Selling, general and administrative				2,703,945	278,320	271,009	3,253,274
In-process research and development				—	—	35,410	35,410
Restructuring charge (credit)				(3,973)	—	166,537	162,564

Total costs and expenses				3,716,894	395,510	593,037	4,705,441

Operating income				1,751,016	210,400	(753,658)	1,207,758
Investment income, interest expense and other expense, net				180,352	1,908	—	182,260

Income before taxes and cumulative effect of change in accounting principle				1,931,368	212,308	(753,658)	1,390,018
Income tax provision				427,783	60,899	(326,018)	162,664

Income before cumulative effect of change in accounting principle				$1,503,585	$151,409	$(427,640)	$1,227,354

        Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2008	2007	2006
United States	$7,990,762	$7,343,042	$6,319,689
Europe, Middle East and Africa	4,555,004	3,921,078	3,232,610
Asia Pacific	1,640,065	1,400,007	1,126,214
Latin America, Mexico and Canada	690,332	566,078	476,577

Total	$14,876,163	$13,230,205	$11,155,090

        No country other than the United States accounted for 10% or more of revenues in 2008, 2007 and 2006.

        Long-lived assets, excluding financial instruments and deferred tax assets in the United States, were $9,902.8 million at December 31, 2008 and $9,006.5 million at December 31, 2007. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $936.3 million at December 31, 2008 and $1,379.5 million at December 31, 2007. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets at December 31, 2008 or 2007.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        For 2008, 2007 and 2006, Dell Inc. accounted for 11.5%, 14.3% and 14.5%, respectively, of our total revenues. Dell Inc. also accounted for 10.2% of our accounts receivable at December 31, 2006.

S.     Selected Quarterly Financial Data (unaudited)

        Quarterly financial data for 2008 and 2007 is as follows (tables in thousands, except per share amounts):

2008	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Revenues	$3,470,059	$3,673,874	$3,715,592	$4,016,638
Gross profit	1,909,395	2,028,570	2,058,720	2,225,684
Net income	268,838	377,468	411,277	287,984
Net income per share, diluted	$0.13	$0.18	$0.20	$0.14
2007	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Revenues	$2,975,005	$3,124,672	$3,299,754	$3,830,774
Gross profit	1,569,940	1,700,813	1,821,644	2,118,931
Net income	312,607	334,407	492,920	525,734
Net income per share, diluted	$0.15	$0.16	$0.23	$0.24

        Quarterly financial data for the fourth quarter of 2008 includes an after-tax restructuring charge which reduced net income by $240.7 million or $0.10 per diluted share.

        Quarterly financial data for the fourth quarter of 2007 includes an after-tax restructuring charge which reduced net income by $34.6 million or $0.01 per diluted share.

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

        Management's Annual Report on Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting on page 46 is incorporated herein by reference.

        Report of the Independent Registered Public Accounting Firm.    The Report of Independent Registered Public Accounting Firm on page 47 is incorporated herein by reference.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        In making its assessment of the changes in internal control over financial reporting as of December 31, 2008, our management excluded the evaluation of the disclosure controls and procedures of Iomega Corporation, which was acquired by EMC on June 9, 2008. See Note C to the Consolidated Financial Statements for a discussion of the acquisition.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

STOCK PRICE PERFORMANCE GRAPH

	2003	2004	2005	2006	2007	2008
EMC	$100.00	$115.09	$105.42	$102.17	$143.42	$81.04
S&P 500 Index	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23
S&P 500 Information Technology Sector Index	$100.00	$102.14	$102.53	$110.42	$127.57	$71.84

Source: Returns were generated from Thomson ONE Banker

*
$100 invested on December 31, 2003 in EMC Common Stock, S&P 500 Index and S&P 500 Information Technology Sector Index, including reinvestment of dividends, if any.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2008. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

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

    3.
    Exhibits

    See Index to Exhibits on page 115 of this report.

    The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

EMC CORPORATION
By:	/s/ JOSEPH M. TUCCI Joseph M. Tucci Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 27, 2009.

Signature	Title

/s/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID I. GOULDEN David I. Goulden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARK A. LINK Mark A. Link	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ MICHAEL W. BROWN Michael W. Brown	Director
/s/ RANDOLPH L. COWEN Randolph L. Cowen	Director
/s/ MICHAEL J. CRONIN Michael J. Cronin	Director
/s/ GAIL DEEGAN Gail Deegan	Director
/s/ JOHN R. EGAN John R. Egan	Director
/s/ W. PAUL FITZGERALD W. Paul Fitzgerald	Director
/s/ EDMUND F. KELLY Edmund F. Kelly	Director
/s/ WINDLE B. PRIEM Windle B. Priem	Director
/s/ PAUL SAGAN Paul Sagan	Director
/s/ DAVID N. STROHM David N. Strohm	Director

Exhibit Index

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended. (filed herewith)
3.2	Amended and Restated Bylaws of EMC Corporation. (filed herewith)
4.1	Form of Stock Certificate. (1)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (2)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (3)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (2)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended. (2)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of December 19, 2007. (1)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of May 22, 2008. (filed herewith)
10.7*	EMC Corporation Executive Incentive Bonus Plan. (4)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (5)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement. (1)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan. (6)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement. (1)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement. (1)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement. (1)
10.14*	Form of Amended and Restated Indemnification Agreement. (1)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008. (1)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007. (5)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008. (filed herewith)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*
This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

(1)
Incorporated by reference to EMC Corporation's Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

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

(6)
Incorporated by reference to EMC Corporation's Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Allowance for Bad Debts Charged to Selling, General and Administrative Expenses
Allowance for Bad Debts
Description	Balance at Beginning of Period		Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2008 allowance for doubtful accounts	$35,889	$34,667	$—	$(19,976)	$50,580
Year ended December 31, 2007 allowance for doubtful accounts	41,509	8,885	—	(14,505)	35,889
Year ended December 31, 2006 allowance for doubtful accounts	39,926	10,290	—	(8,707)	41,509

        Note: The allowance for doubtful accounts includes both current and non-current portions.

		Allowance for Sales Returns Accounted for as a Reduction in Revenue
Allowance for Sales Returns	Balance at Beginning of Period		Charged to Other Accounts	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2008 allowance for sales returns	$49,217	$73,856	$—	$(33,640)	$89,433
Year ended December 31, 2007 allowance for sales returns	39,378	66,359	—	(56,520)	49,217
Year ended December 31, 2006 allowance for sales returns	24,826	35,767	—	(21,215)	39,378

		Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision
Tax Valuation Allowance	Balance at Beginning of Period		Charged to Other Accounts*		Balance at End of Period
Description
Year ended December 31, 2008 income tax valuation allowance	$28,019	$—	$(12,026)	$—	$15,993
Year ended December 31, 2007 income tax valuation allowance	55,531	—	4,427	(31,939)	28,019
Year ended December 31, 2006 income tax valuation allowance	63,817	6,289	(1,172)	(13,403)	55,531

*    Amount represents valuation allowances recognized in connection with business combinations.

S-1