Form 10-Q
period 2009-03-31
EMC CORP
filed 2009-05-08
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2009 was 2,013,003,351.

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

(unaudited)

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$6,323,452	$5,843,685
Short-term investments	928,277	963,292
Accounts and notes receivable, less allowance for doubtful accounts of $51,875 and $48,080	1,700,096	2,252,640
Inventories	820,504	842,803
Deferred income taxes	511,680	477,101
Other current assets	312,152	285,508

Total current assets	10,596,161	10,665,029
Long-term investments	2,533,237	2,370,493
Property, plant and equipment, net	2,192,096	2,223,007
Intangible assets, net	738,259	795,616
Other assets, net	799,873	773,631
Goodwill	7,042,473	7,046,799

Total assets	$23,902,099	$23,874,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$657,793	$757,405
Accrued expenses	1,712,979	1,901,884
Securities lending payable	347,142	412,321
Income taxes payable	33,815	136,802
Deferred revenue	2,139,253	2,010,024

Total current liabilities	4,890,982	5,218,436
Income taxes payable	244,849	255,182
Deferred revenue	1,210,207	1,182,360
Deferred income taxes	430,110	389,787
Long-term convertible debt	3,018,242	2,991,943
Other liabilities	184,034	180,917

Total liabilities	9,978,424	10,218,625

Commitments and contingencies (see Note 11)
EMC Corporation’s shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,013,003 and 2,012,938 shares	20,130	20,129
Additional paid-in capital	2,889,879	2,817,054
Retained earnings	10,865,281	10,671,212
Accumulated other comprehensive loss, net	(200,459)	(179,952)

Total EMC Corporation’s shareholders’ equity	13,574,831	13,328,443
Non-controlling interest in VMware, Inc.	348,844	327,507

Total shareholders’ equity	13,923,675	13,655,950

Total liabilities and shareholders’ equity	$23,902,099	$23,874,575

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
		(As Adjusted)
Revenues:
Product sales	$1,969,120	$2,340,430
Services	1,181,642	1,129,629

	3,150,762	3,470,059
Costs and expenses:
Cost of product sales	1,013,330	1,074,583
Cost of services	454,177	486,081
Research and development	383,293	433,514
Selling, general and administrative	1,024,773	1,082,215
In-process research and development	—	79,204
Restructuring charge (credit)	15,572	(357)

Operating income	259,617	314,819
Investment income	39,844	77,140
Interest expense	(45,543)	(43,069)
Other expense, net	(10,758)	(4,763)

Income before provision for income taxes	243,160	344,127
Income tax provision	37,815	86,319

Net income	205,345	257,808
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(11,276)	(6,161)

Net income attributable to EMC Corporation	$194,069	$251,647

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.10	$0.12

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.10	$0.12

Weighted average shares, basic	2,008,915	2,075,152

Weighted average shares, diluted	2,021,062	2,110,805

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:		(As Adjusted)
Cash received from customers	$3,860,223	$4,066,805
Cash paid to suppliers and employees	(2,877,408)	(3,056,784)
Dividends and interest received	46,656	77,958
Interest paid	(4,007)	(2,865)
Income taxes paid	(161,773)	(166,822)

Net cash provided by operating activities	863,691	918,292

Cash flows from investing activities:
Additions to property, plant and equipment	(95,320)	(146,512)
Capitalized software development costs	(87,627)	(54,321)
Purchases of short and long-term available for sale securities	(2,277,512)	(608,819)
Sales and maturities of short and long-term available for sale securities	2,169,095	1,196,985
Acquisitions, net of cash acquired	—	(337,809)
Other	(906)	(3,030)

Net cash (used in) provided by investing activities	(292,270)	46,494

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	8,637	27,397
Issuance of VMware’s common stock from the exercise of stock options	4,503	23,669
Payments on securities lending	(65,179)	—
Repurchase of EMC’s common stock	—	(557,244)
Excess tax benefits from stock-based compensation	776	28,511
Payment of short and long-term obligations	(19,257)	(3,782)
Proceeds from short and long-term obligations	1,038	1,114

Net cash used in financing activities	(69,482)	(480,335)

Effect of exchange rate changes on cash and cash equivalents	(22,172)	11,784

Net increase in cash and cash equivalents	479,767	496,235
Cash and cash equivalents at beginning of period	5,843,685	4,482,211

Cash and cash equivalents at end of period	$6,323,452	$4,978,446

Reconciliation of net income to net cash provided by operating activities:
Net income	$205,345	$257,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,798	254,619
Non-cash interest expense on convertible debt	26,299	25,027
Non-cash restructuring and in-process research and development	2,072	80,970
Stock-based compensation expense	112,647	119,087
Increase in provision for doubtful accounts	5,388	3,975
Deferred income taxes, net	(4,527)	(34,492)
Excess tax benefits from stock-based compensation	(776)	(28,511)
Other	795	(4,887)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	550,917	416,788
Inventories	(2,226)	(28,174)
Other assets	(22,271)	(78,881)
Accounts payable	(80,021)	27,501
Accrued expenses	(222,591)	(253,761)
Income taxes payable	(119,431)	(46,545)
Deferred revenue	153,156	175,983
Other liabilities	3,117	31,785

Net cash provided by operating activities	$863,691	$918,292

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
		(As Adjusted)
Net income	$205,345	$257,808
Other comprehensive income, net of taxes (benefit):
Foreign currency translation adjustments	(26,735)	11,487
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes (benefit) of $5,903 and $1,061	4,426	(5,238)
Changes in market value of derivatives, net of tax (benefit) of $681 and $(19)	1,802	(764)

Other comprehensive (loss) income	(20,507)	5,485

Comprehensive income	184,838	263,293
Comprehensive income attributable to the non-controlling interest in VMware, Inc.	(11,276)	(6,161)

Comprehensive income attributable to EMC Corporation	$173,562	$257,132

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2009:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	1,557	16	8,621	—	—	—	8,637
Tax shortfall from stock options exercised	—	—	(11,890)	—	—	—	(11,890)
Restricted stock grants, cancellations and withholdings, net	(1,492)	(15)	(35,459)	—	—	—	(35,474)
Stock-based compensation	—	—	119,351	—	—	—	119,351
Impact from equity transactions of VMware, Inc.	—	—	(7,798)	—	—	10,061	2,263
Change in market value of investments	—	—	—	—	4,426	—	4,426
Change in market value of derivatives	—	—	—	—	1,802	—	1,802
Translation adjustment	—	—	—	—	(26,735)	—	(26,735)
Net income	—	—	—	194,069	—	11,276	205,345

Balance, March 31, 2009	2,013,003	$20,130	$2,889,879	$10,865,281	$(200,459)	$348,844	$13,923,675

For the three months ended March 31, 2008:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2008	2,102,187	$21,022	$3,462,673	$9,396,108	$(8,449)	$188,988	$13,060,342
Stock issued through stock option and stock purchase plans	2,167	21	27,376	—	—	—	27,397
Tax benefit from stock options exercised	—	—	29,400	—	—	—	29,400
Restricted stock grants, cancellations and withholdings, net	(1,261)	(13)	(44,998)	—	—	—	(45,011)
Repurchase of common stock	(35,856)	(358)	(556,885)	—	—	—	(557,243)
Stock-based compensation	—	—	122,125	—	—	—	122,125
Impact from equity transactions of VMware, Inc.	—	—	3,198	—	—	14,810	18,008
Change in market value of investments	—	—	—	—	(5,238)	—	(5,238)
Change in market value of derivatives	—	—	—	—	(764)	—	(764)
Translation adjustment	—	—	—	—	11,487	—	11,487
Net income	—	—	—	251,647	—	6,161	257,808

Balance, March 31, 2008	2,067,237	$20,672	$3,042,889	$9,647,755	$(2,964)	$209,959	$12,918,311

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

Company

EMC Corporation (“EMC”) and its subsidiaries develop, deliver and support the Information Technology (“IT”) industry’s broadest range of information infrastructure technologies and solutions.

EMC’s Information Infrastructure business supports customers’ information lifecycle management (ILM) strategies and helps them build information infrastructures that store, protect, optimize and leverage their vast and growing quantities of information. EMC’s Information Infrastructure business consists of three segments – Information Storage, Content Management and Archiving, and RSA Information Security.

EMC’s VMware Virtual Infrastructure business, which is comprised of a majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization solutions from the desktop to the data center. VMware’s virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

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

Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

Effective January 1, 2009, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 changed the accounting treatment for certain convertible securities including our convertible debt. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a debt portion and a conversion option. The allocation of the bond portion is based upon the fair value of the debt without the equity conversion option. The residual value is allocated to the conversion option which is accounted for in additional paid-in capital. As a result of this change, the bonds are recorded at a discount which are amortized over the instruments expected life using the effective interest method, resulting in additional non-cash interest expense.

We revised prior period financial statements by reclassifying $669.1 million of our convertible debt associated with our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) to additional paid-in capital and revised interest expense by $25.0 million for the three months ended March 31, 2008. The revision reduced net income attributable to EMC Corporation by $17.2 million and reduced both basic and diluted net income attributable to EMC Corporation common shareholders by $0.01 per weighted average share. Retained earnings as of January 1, 2008 were reduced by $74.2 million.

Effective January 1, 2009, we adopted FAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 requires that (a) the ownership interest in subsidiaries be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement, and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently within equity. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interest in its subsidiary, the parent sells some of its ownership interest or the subsidiary issues additional ownership interests. Upon adoption of FAS No. 160, previously reported financial statements were revised and we reclassified the previously reported expense of Minority interest in VMware to a component of shareholders’ equity as non-controlling interest in VMware, Inc. Previously reported Minority interest was renamed Net income attributable to the non-controlling interest in VMware, Inc. See Note 3.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2009 and 2008.

Net Income Per Share

Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, our Notes and associated warrants (“Sold Warrants”). Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently assessing the impact this statement will have on our financial position and results of operations.

In April 2009, the FASB issued FSP on FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are currently assessing the impact this statement will have on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This statement requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as in annual financial statements. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009. We do not expect this statement to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This statement amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations” to address the application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This statement did not have a material impact on our financial position or results of operations.

2.   Convertible Debt

In November 2006, we issued our Notes for total gross proceeds of $3.45 billion. The Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding (i) September 1, 2011, with respect to the 2011 Notes, and (ii) September 1, 2013, with respect to the 2013 Notes, in each case only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

per Note of the applicable series for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the Notes. Additionally, the Notes will become convertible during the last three months prior to the respective maturities of the 2011 Notes and the 2013 Notes.

Upon conversion, we will pay cash up to the principal amount of the debt converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, determined in accordance with the indenture, calculated on a proportionate basis for each day of the relevant 20-day observation period. The initial conversion rate for the Notes will be 62.1978 shares of our common stock per one thousand dollars of principal amount of Notes, which represents a 27.5% conversion premium from the date the Notes were issued and is equivalent to a conversion price of approximately $16.08 per share of our common stock. The conversion price is subject to adjustment in some events as set forth in the indenture. In addition, if a “fundamental change” (as defined in the indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

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

The Purchased Options and Sold Warrants will generally have the effect of increasing the conversion price of the Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006.

The following table represents the key components of our convertible debt (table in thousands):

	March 31, 2009	December 31, 2008
Debt principal	$3,450,000	$3,450,000
Unamortized discount	(431,758)	(458,057)

Net carrying amount of the convertible debt	$3,018,242	$2,991,943

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Contractual interest expense on the coupon	$15,094	$15,094
Amortization of the discount component recognized as interest expense	26,299	25,027

Total interest expense on the convertible debt	$41,393	$40,121

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2009, the unamortized discount consists of $161.6 million which will be amortized over 2.7 years and an unamortized discount of $270.2 million which will be amortized over 4.7 years. The effective interest rate on the Notes was 5.6% for the quarters ended March 31, 2009 and 2008. The carrying amount of the equity components was $669.1 million at both March 31, 2009 and December 31, 2008.

3.   Non-controlling Interest in VMware, Inc.

The effect of changes in our ownership interest in VMware on our equity were as follows (table in thousands):

	March 31, 2009	March 31, 2008
Net income attributable to EMC Corporation	$194,069	$251,647

Transfers (to) from the non-controlling interest in VMware:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	1,730	9,428
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(9,528)	(6,230)

Net transfers (to) from non-controlling interest	(7,798)	3,198

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$186,271	$254,845

4.   Derivatives

We hedge our exposure in foreign currency-denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other expense, net, in the consolidated income statement. These derivative contracts mature in less than one year.

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the major types of derivative instruments outstanding as of March 31, 2009 and December 31, 2008 (table in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$3,063	Other assets	$4,977

Total derivatives designated as hedging instruments:		$3,063		$4,977

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$35,362	Other assets	$39,065

Total derivatives not designated as hedging instruments:		$35,362		$39,065

Total asset derivatives		$38,425		$44,042

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$3,046	Accrued expenses	$5,603

Total derivatives designated as hedging instruments:		$3,046		$5,603

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$29,537	Accrued expenses	$34,347

Total derivatives not designated as hedging instruments:		$29,537		$34,347

Total liability derivatives		$32,583		$39,950

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the effect derivative instruments had on other comprehensive loss (“OCI”) and results of operations (table in thousands):

The Effect of Derivative Instruments on the Consolidated Income Statement For the Three Months Ended March 31, 2009 and 2008
Derivatives Designated as Hedging Instruments under Statement 133 – Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of Gain or (Loss) Recognized in Other expense, net
	2009	2008		2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$11,085	$(12,200)	Product revenue	$14,286	$(12,349)	Other expense, net	$(1,448)	$(1,560)	Foreign exchange contracts	$(472)	$2,969
			SG&A	(5,684)	931

Total	$11,085	$(12,200)	Total	$8,602	$(11,418)	Total	$(1,448)	$(1,560)	Total	$(472)	$2,969

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   Investments and Fair Value

We account for financial assets and liabilities in accordance with FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

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

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At March 31, 2009, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2009. At March 31, 2009, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing service vendors for identical or similar assets. At March 31, 2009 and December 31, 2008, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at March 31, 2009 and December 31, 2008 (tables in thousands):

	March 31, 2009
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$1,249,360	$1,268,880
U.S. corporate debt securities	442,327	431,494
Asset and mortgage-backed securities	278,748	246,903
Municipal obligations	1,233,731	1,253,412
Auction rate securities	229,418	198,560
Foreign debt securities	62,155	62,265

Total	$3,495,739	$3,461,514

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2008
	Amortized Cost Basis	Aggregate Fair Value
U.S. government and agency obligations	$1,102,739	$1,130,530
U.S. corporate debt securities	463,874	451,813
Asset and mortgage-backed securities	304,769	263,384
Municipal obligations	1,230,772	1,243,308
Auction rate securities	230,217	199,169
Foreign debt securities	45,944	45,581

Total	$3,378,315	$3,333,785

Gross unrealized gains on all of our investments were $45.1 million and $45.0 million at March 31, 2009 and December 31, 2008, respectively. Gross unrealized losses on these investments were $79.3 million and $89.6 million at March 31, 2009 and December 31, 2008, respectively.

In accordance with FAS No. 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2009 (table in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$836,539	$—	$—	$836,539
Cash equivalents	5,434,322	52,591	—	5,486,913
U.S. government and agency obligations	832,844	436,036	—	1,268,880
U.S. corporate debt securities	—	431,494	—	431,494
Asset and mortgage-backed securities	—	246,903	—	246,903
Municipal obligations	—	1,253,412	—	1,253,412
Auction rate securities	—	—	198,560	198,560
Foreign debt securities	—	62,265	—	62,265

Total cash and investments	$7,103,705	$2,482,701	$198,560	$9,784,966

Other items:
Foreign exchange derivative assets	$—	$38,425	$—	$38,425
Foreign exchange derivative liabilities	—	32,583	—	32,583

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated two-year holding period. The rate used for the discount margin was 5% at March 31, 2009 and December 31, 2008.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the quarter ended March 31, 2009 (table in thousands):

March 31, 2009
Balance at December 31, 2008	$199,169
Sales	(799)
Change in fair market value of investments	190

Balance at March 31, 2009	$198,560

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized losses on investments at March 31, 2009 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$44,819	$(79)	$133	$(2)	$44,952	$(81)
U.S. corporate debt securities	281,481	(10,714)	17,780	(2,232)	299,261	(12,946)
Asset and mortgage-backed securities	150,586	(9,387)	49,931	(22,824)	200,517	(32,211)
Municipal obligations	169,250	(1,857)	38,630	(890)	207,880	(2,747)
Auction rate securities	8,994	(1,256)	189,566	(29,602)	198,560	(30,858)
Foreign debt securities	15,959	(426)	376	(1)	16,335	(427)

Total	$671,089	$(23,719)	$296,416	$(55,551)	$967,505	$(79,270)

Investment Losses

For the three months ended March 31, 2009, we considered $0.5 million of unrealized losses to be other than temporary and recognized the losses as a charge to earnings. We considered $79.3 million of losses to be temporary and recognized the estimated decline in value as a component of other comprehensive loss within our shareholders’ equity. In making this determination, we considered the financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity if necessary to avoid losses. The significant components of the temporary impairments are as follows:

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

Asset- and Mortgage-Backed Securities

Our asset- and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.54 years and 3.06 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 53% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date, we have collected all interest payable on all these securities when due and expect to continue to do so in the future. For each security which has a temporary decline in value, we analyzed the collateral value, collateral statistics,

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

including the borrowers’ payment history, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to our position in the security. For those securities where the underlying collateral is not sufficient, we have recorded other-than-temporary losses on these securities which aggregated $0.5 million for the quarter ended March 31, 2009. For the securities where the collateral is deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure.

U.S. Corporate Debt Securities

Our U.S. corporate debt securities are predominantly rated A or better. The security issuers are from a cross section of industries, including banking and finance, insurance, consumer, industrial, technology and utilities. To mitigate concentration of risk, we impose sector limits at the portfolio and CUSIP level. The average maturity is 1.28 years. To date, we have collected all interest payable on all the debt securities when due and expect to continue to do so in the future. We have analyzed the issuers’ credit history, current financial standing and their ability to retire the debt obligations. We expect that we will receive the entire principal associated with these securities.

The contractual maturities of investments held at March 31, 2009 are as follows (table in thousands):

	March 31, 2009
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$666,147	$664,286
Due after 1 year through 5 years	1,974,170	1,992,668
Due after 5 years through 10 years	250,126	250,546
Due after 10 years	605,296	554,014

Total	$3,495,739	$3,461,514

6. Inventories

Inventories consist of (table in thousands):

	March 31, 2009	December 31, 2008
Purchased parts	$43,924	$62,866
Work-in-process	463,790	488,286
Finished goods	312,790	291,651

	$820,504	$842,803

7.   Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	March 31, 2009	December 31, 2008
Furniture and fixtures	$222,288	$224,736
Equipment	3,313,457	3,387,498
Buildings and improvements	1,343,708	1,280,580
Land	115,848	115,873
Building construction in progress	93,488	95,219

	5,088,789	5,103,906
Accumulated depreciation and amortization	(2,896,693)	(2,880,899)

	$2,192,096	$2,223,007

Construction in progress at March 31, 2009 includes $62.5 million for facilities not yet placed in service that we are holding for future use.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2009	December 31, 2008
Salaries and benefits	$571,855	$712,237
Product warranties	262,255	269,218
Restructuring (see Note 10)	172,696	224,702
Other	706,173	695,727

	$1,712,979	$1,901,884

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

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Balance, beginning of the period	$269,218	$263,561
Current period provision	25,435	40,582
Amounts charged to the accrual	(32,398)	(36,847)

Balance, end of the period	$262,255	$267,296

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

9. Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
Net income attributable to EMC Corporation, basic	$194,069	$251,647
Incremental dilution from VMware	(188)	(1,633)

Net income attributable to EMC Corporation, diluted	$193,881	$250,014

Denominator:
Basic weighted average common shares outstanding	2,008,915	2,075,152
Weighted average common stock equivalents	12,147	35,653

Diluted weighted average shares outstanding	2,021,062	2,110,805

Options to acquire 214.9 million and 100.7 million shares of our common stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share attributable to EMC Corporation

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

shareholders because of their antidilutive effect primarily due to their exercise prices being less than the average market price of common stock for the period. For the three months ended March 31, 2009 and 2008, there were no shares potentially issuable under our Notes and the Sold Warrants because these instruments were not “in-the-money.” As a result, the Notes and the Sold Warrants were excluded from the calculation of diluted net income per weighted average share attributable to EMC Corporation shareholders. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

10.   Restructuring Charges and Impairment

For the three months ended March 31, 2009, we incurred restructuring charges of $15.6 million compared to $0.4 million of restructuring credits for the three months ended March 31, 2008.

In December of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The plan includes the following components:

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

In addition to this plan, we also recognized an asset impairment charge for certain assets for which the forecasted cash flows from the assets are less than the assets’ net book value.

The total charge resulting from these actions is expected to be between $362.0 million and $387.0 million, with $247.9 million recognized in 2008, $100.0 million to $125.0 million to be recognized in 2009 and 2010 and the remainder to be recognized through 2015. Total cash expenditures associated with the plan are expected to be in the range of $310.7 million to $335.7 million.

The restructuring charge for the three months ended March 31, 2009 was primarily attributable to recognizing additional expense related to the restructuring program implemented in December 2008 for workforce reductions, consolidation of facilities and termination of contracts.

The restructuring credit for the three months ended March 31, 2008 was primarily attributable to lower than expected severance payments on our 2006 restructuring programs, partially offset by higher than expected severance payments on our 2007 and prior restructuring programs.

The activity for each charge is explained in the following sections.

December 2008 Restructuring Program

The activity for the December 2008 restructuring program for the three months ended March 31, 2009 is presented below (table in thousands):

2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of March 31, 2009
Workforce reductions	$184,440	$6,809	$(51,924)	$139,325
Consolidation of excess facilities and other contractual obligations	2,376	9,089	(7,299)	4,166

Total	$186,816	$15,898	$(59,223)	$143,491

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The adjustment to the workforce reductions provision is primarily attributable to individuals whose severance expense is being recognized ratably from the date of notification through their last day of work. These employees are required to render services beyond a minimum retention period in order to receive their severance. As of March 31, 2009, we had completed approximately 50% of the headcount reductions. The adjustment to the provision for the consolidation of excess facilities and other contractual obligations represents lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our December 2008 restructuring program.

September 2008 Restructuring Program

The activity for the September 2008 restructuring program for the three months ended March 31, 2009 is presented below (tables in thousands):

2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of March 31, 2009
Workforce reductions	$1,834	$425	$(591)	$1,668

Total	$1,834	$425	$(591)	$1,668

The remaining cash portion owed for the 2008 restructuring programs is $141.4 million. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2010. The cash expenditures relating to the consolidation of excess facilities and other contractual obligations are expected to be paid out by the end of 2015.

Prior Restructuring Programs

Prior to 2007, we had instituted several restructuring programs. The activity for these programs for the three months ended March 31, 2009 and 2008, respectively, is presented below (tables in thousands):

2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of March 31, 2009
Workforce reductions	$14,322	$(751)	$(5,740)	$7,831
Consolidation of excess facilities	20,860	—	(1,879)	18,981
Contractual and other obligations	870	—	(145)	725

Total	$36,052	$(751)	$(7,764)	$27,537

2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$96,821	$(397)	$(34,677)	$61,747
Consolidation of excess facilities	28,273	(35)	(3,186)	25,052
Contractual and other obligations	830	75	(5)	900

Total	$125,924	$(357)	$(37,868)	$87,699

The remaining cash portion owed for these programs is $24.6 million. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2010. The cash expenditures relating to the excess facilities are expected to be paid out by the end of 2015. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.   Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2009, we were in compliance with the covenants.

Litigation

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by Statement of Financial Accounting Standards No. 5, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation being conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government. By the same order of February 27, 2009, the U.S. District Court for the Eastern District of Arkansas also unsealed a complaint in intervention filed by the DoJ in June 2008 in this matter and directed that EMC be served with both complaints. The DoJ complaint, which adopts the claims advanced by the relators, asserts claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims. The DoJ and the relators seek various remedies, including treble damages and statutory penalties. This action could lead to other related proceedings by various agencies of the federal government, which could result in suspension or debarment from sales to the federal government. We believe that we have meritorious factual and legal defenses to the claims raised and intend to defend this matter vigorously.

Derivative Demand Letters. In April 2009, we received two derivative demand letters sent on behalf of individuals purporting to be EMC shareholders. Both letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts complaints. The matters relating to the demand letters have been referred to the Board of Directors and are proceeding in accordance with applicable Massachusetts law.

12.   Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, corporate reconciling items are used to capture the items excluded from segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring charges and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, SG&A and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2009 and 2008 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Content Management and Archiving	RSA Information Security
Three Months Ended:
March 31, 2009
Revenues:
Product revenues	$1,572,408	$58,710	$80,671	$1,711,789	$257,331	$—	$1,969,120
Services revenues	790,932	115,605	62,035	968,572	213,070	—	1,181,642

Total consolidated revenues	2,363,340	174,315	142,706	2,680,361	470,401	—	3,150,762
Cost of sales	1,234,490	71,698	43,655	1,349,843	66,264	51,400	1,467,507

Gross profit	$1,128,850	$102,617	$99,051	1,330,518	404,137	(51,400)	1,683,255

Gross profit percentage	47.8%	58.9%	69.4%	49.6%	85.9%	—	53.4%

Research and development				257,584	80,864	44,845	383,293
Selling, general and administrative				760,663	178,865	85,245	1,024,773
Restructuring charges				—	—	15,572	15,572

Total costs and expenses				1,018,247	259,729	145,662	1,423,638

Operating income				312,271	144,408	(197,062)	259,617
Other income (expense), net				12,791	(2,949)	(26,299)	(16,457)

Income before tax				325,062	141,459	(223,361)	243,160
Income tax provision				72,959	27,212	(62,356)	37,815

Net income				252,103	114,247	(161,005)	205,345
Net income attributable to the non-controlling interests in VMware, Inc.				—	(18,293)	7,017	(11,276)

Net income attributable to EMC Corporation				$252,103	$95,954	$(153,988)	$194,069

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2008
Revenues:
Product revenues	$1,903,639	$61,128	$81,683	$2,046,450	$293,980	$—	$2,340,430
Services revenues	808,190	124,075	53,174	985,439	144,190	—	1,129,629

Total consolidated revenues	2,711,829	185,203	134,857	3,031,889	438,170	—	3,470,059
Cost of sales	1,320,904	74,357	40,319	1,435,580	68,574	56,510	1,560,664

Gross profit	$1,390,925	$110,846	$94,538	1,596,309	369,596	(56,510)	1,909,395

Gross profit percentage	51.3%	59.9%	70.1%	52.7%	84.3%	—	55.0%
Research and development				294,505	97,173	41,836	433,514
Selling, general and administrative				822,978	172,496	86,741	1,082,215
In-process and development				—	—	79,204	79,204
Restructuring credit				(357)	—	—	(357)

Total costs and expenses				1,117,126	269,669	207,781	1,594,576

Operating income				479,183	99,927	(264,291)	314,819
Other income (expense), net				51,696	2,639	(25,027)	29,308

Income before tax				530,879	102,566	(289,318)	344,127
Income tax provision				125,393	19,126	(58,200)	86,319

Net income				405,486	83,440	(231,118)	257,808
Net income attributable to the non-controlling interests in VMware, Inc.				—	(11,605)	5,444	(6,161)

Net income attributable to EMC Corporation				$405,486	$71,835	$(225,674)	$251,647

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
United States	$1,638,911	$1,885,441
Europe, Middle East and Africa	986,640	1,052,607
Asia Pacific	374,319	379,787
Latin America, Mexico and Canada	150,892	152,224

Total	$3,150,762	$3,470,059

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2009 or 2008.

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $9,864.8 million at March 31, 2009 and $9,902.8 million at December 31, 2008. No country other than the United States accounted for 10% or more of these assets at March 31, 2009 or December 31, 2008. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $907.9 million at March 31, 2009 and $936.3 million at December 31, 2008.

For the three months ended March 31, 2008, sales to Dell Inc. accounted for 12.5% of our total revenues.

13.   Income Taxes

Our effective income tax rates were 15.6% and 25.1% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2008 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The decrease in the effective tax rate in 2009 compared to 2008 was primarily attributable to non-deductible IPR&D charges during the quarter ended March 31, 2008 which increased the 2008 effective tax rate. Additionally, in 2009 our tax rate was impacted by the favorable resolution of uncertain tax positions related to transfer pricing and an increase in tax credits. These benefits were partially offset by an increase in our permanent book-tax differences.

We have substantially concluded all U.S. federal income tax matters for years through 2004 and are currently under audit for U.S. federal income tax for 2005 and 2006. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $32 million to $37 million of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-Q. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

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

To further improve the competitiveness and efficiency of our global business in response to a challenging global economy, in the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. We expected the program to reduce costs from our 2008 rate by approximately $350 in 2009, increasing to approximately $500 in 2010. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers, and further reduce indirect spend on contractors, third-party services and travel. The restructuring program will reduce our global Information Infrastructure workforce by approximately 2,400 positions. As part of our ongoing focus on costs, we have identified some additional near-term cost reduction actions that will save approximately another $100, predominately in the second half of 2009 yielding total expected savings in 2009 of approximately $450. These actions consist of temporary reductions in salaries and employee benefits. Given the shorter-term nature of some of these new initiatives, we still expect total cost reductions to be approximately $500 in 2010.

These programs will favorably impact our cost of sales, selling, general & administrative (“SG&A”) and research & development (“R&D”) expenses. For 2009, we estimate that approximately one-third of these reductions will be to our cost of sales and the remaining two-thirds will be to our other operating expenses.

The programs’ expected savings will come from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our operations worldwide. These initiatives will include the consolidation and movement of various facilities and processes beginning in 2009 and to be completed by the end of 2010. As part of these transformation efforts, we expect to incur additional non-recurring transition costs of approximately $75 to $100 over this period. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure. Through the end of the first quarter of 2009, we have incurred approximately $10 of these incremental costs.

VMware Virtual Infrastructure

The current financial focus of VMware is on long-term revenue growth to generate cash flows to fund expansion of industry segment share and development of virtualization-based products for data centers, desktops and cloud computing. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with customers through the adoption of enterprise license agreements. VMware recently announced VMware vSphere 4, the next generation of VMware Infrastructure, its flagship virtual data center operating system product, and it is expected to be generally available during the second quarter of 2009. VMware expects to continue to introduce products that build on the vSphere foundation through 2009 and 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Although VMware is currently the leading provider of virtualization infrastructure software solutions, management believes the use of virtualization infrastructure solutions is at early stages by customers. The business faces competitive threats to its leadership from a number of companies, some of which have significantly greater resources, which could result in increased pressure to reduce prices on its offerings. As a result, management believes it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand industry leadership. These investments could result in contracting operating margins as VMware invests in its future.

Global Information Technology (“IT”) Spending

We expect the global economic situation to continue to have a negative impact on IT spending in 2009. Our best estimate is that 2009 global IT spending will decline as a percentage in the very high single digit to very low double digits range compared with 2008. We also expect that second quarter 2009 global IT spending will probably be flat compared with the first quarter of 2009, and the second half of 2009 will be stronger than the first half of the year.

Due to pressures on IT spending, we anticipate lower gross and operating margins for 2009 compared with 2008. We also believe that operating profitability should show signs of improvement from first quarter 2009 levels in the second half of 2009.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended		$ Change	% Change
	March 31, 2009	March 31, 2008
Information Storage	$2,363.3	$2,711.8	$(348.5)	(12.9)%
Content Management and Archiving	174.3	185.2	(10.9)	(5.9)
RSA Information Security	142.7	134.9	7.8	5.8
VMware Virtual Infrastructure	470.4	438.2	32.2	7.3

Total revenues	$3,150.8	$3,470.1	$(319.3)	(9.2)%

The Information Storage segment’s product revenues declined 17.4% from $1,903.6 for the three months ended March 31, 2008 to $1,572.4 for the three months ended March 31, 2009. The decrease was attributable to decreased demand for our storage product offerings resulting from the challenging global economic environment and resulting negative impact in customers’ IT purchases. The Information Storage segment’s services revenues declined 2.1% from $808.2 for the three months ended March 31, 2008 to $790.9 for the three months ended March 31, 2009. The decline in services revenues was primarily attributable to lower demand for professional services attributable to the challenging global economic environment and resulting negative impact in our customers’ IT purchases. Partially offsetting this decline was an increase in maintenance revenues due to continued demand for support from our installed base.

The Content Management and Archiving segment’s product revenues declined 3.9% from $61.1 for the three months ended March 31, 2008 to $58.7 for the three months ended March 31, 2009. The decrease was attributable to decreased demand for our Content Management and Archiving product offerings resulting from the challenging global economic environment and resulting negative impact in our customers’ IT purchases. The Content Management and Archiving segment services revenues declined 6.8% from $124.1 for the three months ended March 31, 2008 to $115.6 for the three months ended March 31, 2009. The decline in services revenues was primarily attributable to lower demand for professional services attributable to the challenging global economic environment and resulting negative impact in our customers’ IT purchases. Partially offsetting this decline was an increase in maintenance revenues due to continued demand for support from our installed base.

The RSA Information Security segment’s product revenues decreased 1.2% from $81.7 for the three months ended March 31, 2008 to $80.7 for the three months ended March 31, 2009. The decrease was primarily attributable to the challenging global economic environment and resulting negative impact in our customers’ IT purchases. The RSA Information Security segment’s services revenue increased 16.5% from $53.2 for the three months ended March 31, 2008 to $62.0 for the three months ended March 31, 2009. Services revenues increased due to an increase in maintenance revenues due to continued demand for support from our installed base as well as increased demand for professional consulting advisory services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The VMware Virtual Infrastructure segment’s product revenues declined 12.5% from $294.0 for the three months ended March 31, 2008 to $257.3 for the three months ended March 31, 2009. The decrease was primarily attributable to the challenging global economic environment and resulting negative impact in VMware customers’ IT purchases. VMware Virtual Infrastructure services revenues increased 47.8% from $144.2 for the three months ended March 31, 2008 to $213.1 for the three months ended March 31, 2009. Professional services revenues increased as a result of increased demand for the implementation of virtualization solutions. Although VMware continues to serve customers directly, VMware’s strategy has been to encourage partners to build their professional services business around VMware’s which VMware believes will leverage license sales through this channel. Accordingly, VMware expects the growth rate of professional services revenue to increase modestly in the future. Software maintenance revenues increased primarily due to the benefit from multi-year software maintenance contracts sold in previous periods.

In the second quarter of 2009, VMware announced VMware vSphere 4, its next generation of VMware Infrastructure. While VMware believes the offering can be a significant driver of revenue growth over the longer term, in the near term, there will be some disruption in the sales process that will impact near-term license revenue as VMware moves from one product generations to another, and at the same time VMware changes product pricing and packaging.

Consolidated revenues by geography were as follows:

	For the Three Months Ended		% Change
	March 31, 2009	March 31, 2008
United States	$1,638.9	$1,885.4	(13.1)%
Europe, Middle East and Africa	986.6	1,052.6	(6.3)
Asia Pacific	374.3	379.8	(1.4)
Latin America, Mexico and Canada	150.9	152.2	(0.9)

Revenues decreased for the three months ended March 31, 2009 compared to the same period in 2008 in all of our markets due to the challenging global economic environment and resulting negative impact in customers’ IT purchases. Changes in exchange rates contributed 3.5% to the overall revenue decrease for the three months ended March 31, 2009 compared to the same period in 2008. Changes in exchange rates favorably impacted revenue growth by 2.3% for the three months ended March 31, 2008. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation.

	For the Three Months Ended		$ Change	% Change
	March 31, 2009	March 31, 2008
Cost of revenue:
Information Storage	$1,234.5	$1,320.9	$(86.4)	(6.5)%
Content Management and Archiving	71.7	74.4	(2.7)	(3.6)
RSA Information Security	43.7	40.3	3.4	8.4
VMware Virtual Infrastructure	66.3	68.6	(2.3)	(3.4)
Corporate reconciling items	51.4	56.5	(5.1)	(9.0)

Total cost of revenue	1,467.5	1,560.7	(93.2)	(6.0)

Gross margins:
Information Storage	1,128.9	1,390.9	(262.0)	(18.8)
Content Management and Archiving	102.6	110.8	(8.2)	(7.4)
RSA Information Security	99.1	94.5	4.6	4.9
VMware Virtual Infrastructure	404.1	369.6	34.5	9.3
Corporate reconciling items	(51.4)	(56.5)	5.1	(9.0)

Total gross margin	1,683.3	1,909.4	(226.1)	(11.8)

Operating expenses:
Research and development (1)	383.3	433.5	(50.2)	(11.6)
Selling, general and administrative (2)	1,024.8	1,082.2	(57.4)	(5.3)
In-process research and development	—	79.2	(79.2)	NM
Restructuring charge (credit)	15.6	(0.4)	16.0	NM

Total operating expenses	1,423.6	1,594.6	(171.0)	(10.7)

Operating income	259.6	314.8	(55.2)	(17.5)
Investment income, interest expense and other expense, net	(16.5)	29.3	(45.8)	(156.3)

Income before income taxes	243.2	344.1	(100.9)	(29.3)
Income tax provision	37.8	86.3	(48.5)	(56.2)

Net income	205.3	257.8	(52.5)	(20.4)
Less: Net Income attributable to the non-controlling interests in VMware, Inc.	(11.3)	(6.2)	(5.1)	82.3

Net income attributable to EMC Corporation	$194.1	$251.6	$(57.5)	(22.9)%

(1)	Amount includes reconciling items of $44.8 and $41.8 for the three months ended March 31, 2009 and 2008, respectively.
(2)	Amount includes reconciling items of $85.2 and $86.7 for the three months ended March 31, 2009 and 2008, respectively.

NM	– not measurable

Gross Margins

Overall, our gross margin percentages were 53.4% and 55.0% for the three months ended March 31, 2009 and 2008, respectively. The decline in the gross margin percentage in the first quarter of 2009 compared to 2008 was primarily attributable to the Information Storage segment, which decreased overall gross margins by 220 basis points, and the Content Management and Archiving segment, which decreased overall gross margins by 7 basis points. These declines were partially offset by gross margin improvements in the VMware Virtual Infrastructure segment, which contributed 51 basis points, and the RSA Information Security segment, which contributed 1 basis point. The decrease in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and transition costs, increased the consolidated gross margin percentage by 15 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The decrease of $5.1 in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

corporate reconciling items for the quarter ended March 31, 2009 was attributable to a $7.6 decrease in intangible asset amortization expense associated with acquisitions consummated in prior years, partially offset by a $1.6 increase in stock-based compensation expense and a $0.9 increase in transition costs. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure.

The gross margin percentages for the Information Storage segment were 47.8% and 51.3% for the three months ended March 31, 2009 and 2008, respectively. The decrease in gross margin percentage was primarily attributable to lower sales volume and the acquisition of Iomega in June 2008. Iomega operates within the consumer and small marketplace which historically has had lower gross margins than our traditional Information Storage segment.

The gross margin percentages for the Content Management and Archiving segment were 58.9% and 59.9% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the gross margin percentage was primarily attributable to a decline in the professional service margins attributable to decreased volume, partially offset by an increase in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues increased to 33.7% for the three months ended March 31, 2009 from 31.6% for the three months ended March 31, 2008.

The gross margin percentages for the RSA Information Security segment were 69.4% and 70.1% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the gross margin percentage was primarily attributable to the reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased to 52.5% for the three months ended March 31, 2009 from 57.3% for the three months ended March 31, 2008.

The gross margin percentages for VMware Virtual Infrastructure were 85.9% and 84.3% for the three months ended March 31, 2009 and 2008, respectively. The increase in the gross margin percentage was primarily attributable to improved margins earned on both professional services and maintenance services.

Research and Development

As a percentage of revenues, R&D expenses were 12.2% and 12.5% for the first quarters of 2009 and 2008, respectively. R&D expenses decreased $50.2 for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to a reduction in personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, facilities costs and materials costs. Personnel-related costs decreased by $39.7, the cost of facilities decreased by $5.5 and the cost of materials to support new product development decreased by $2.7 for the three months ended March 31, 2009 compared to the same period in 2008. Personnel-related costs declined primarily due to an increase in capitalized software development costs of $33.3, which reduce R&D expense. We expect capitalized software development costs to decrease for the remainder of 2009 due to VMware’s vSphere 4 reaching general availability.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $3.0 to $44.8 for the three months ended March 31, 2009 when compared to the same period in 2008. Stock-based compensation expense increased $2.4, intangible asset amortization increased $0.2 and transition costs were $0.4 for the three months ended March 31, 2009. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9.6% and 9.7% for the three months ended March 31, 2009 and 2008, respectively. R&D expenses decreased $36.9 primarily due to a reduction in personnel-related costs, facilities costs and materials costs. Personnel-related costs decreased by $24.4, the cost of facilities decreased by $7.7 and the cost of materials decreased by $2.7 for the three months ended March 31, 2009 compared to the same period in 2008. Capitalized software development costs increased $7.5, which favorably impacted R&D expenses.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17.2% and 22.2% for the three months ended March 31, 2009 and 2008, respectively. R&D expenses decreased $16.3 for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to a reduction in personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, which decreased $17.7. Capitalized software development costs increased $25.8, which favorably impacted R&D expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Selling, General and Administrative

As a percentage of revenues, SG&A expenses were 32.5% and 31.2% for the three months ended March 31, 2009 and 2008, respectively. SG&A expenses decreased by $57.4 for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to a reduction in personnel-related costs and travel costs. Personnel-related costs decreased by $39.5 and travel decreased by $16.5 for the three months ended March 31, 2009 compared to the same period in 2008. Partially offsetting these decreases was an $8.0 increase in depreciation expense primarily associated with 2008 acquisitions.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs decreased $1.5 to $85.2 for the three months ended March 31, 2009 when compared to the same period in 2008. Stock-based compensation decreased $10.4, partially offset by an increase in transition costs of $8.4 and intangible asset amortization of $0.5. The decrease in stock-based compensation expense was primarily attributable to the vesting of contingent performance awards being deemed not probable. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues were 28.4% and 27.1% for the three months ended March 31, 2009 and 2008, respectively. SG&A expenses decreased by $62.3 in the first quarter of 2009 when compared to the same period of 2008, primarily due to a reduction in personnel-related and travel costs. Personnel-related costs decreased by $46.7 and travel costs decreased by $13.3. Partially offsetting these decreases was an increase in depreciation expense of $5.3 primarily associated with 2008 acquisitions.

SG&A expenses within the VMware Virtual Infrastructure business as a percentage of VMware’s revenues were 38.0% and 39.4% for the three months ended March 31, 2009 and 2008, respectively. SG&A expenses increased $6.4 for the three months ended March 31, 2009 compared with the same period in 2008. The increase in SG&A expenses in the first quarter of 2009 was primarily the result of higher salaries and benefits costs due to increases in sales, marketing and administrative personnel.

In-Process Research and Development

In-process research and development (“IPR&D”) was $0.0 and $79.2 for the three months ended March 31, 2009 and March 31, 2008, respectively. There were no acquisitions consummated during the three months ended March 31, 2009.

For the quarter ended March 31, 2008, two IPR&D projects related to the acquisition of Pi Corporation (“Pi”) and one IPR&D project related to the acquisition of Infra Corporation Pty Limited (“Infra”) were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project.

Restructuring Charges and Impairment

For the three months ended March 31, 2009, we incurred restructuring charges of $15.6 compared to $0.4 of restructuring credits for the three months ended March 31, 2008.

In December of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The plan includes the following components:

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

In addition to this plan, we also recognized an asset impairment charge for certain assets for which the forecasted cash flows from the assets are less than the assets’ net book value.

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

The restructuring charge for the three months ended March 31, 2009 was primarily attributable to recognizing additional expense related to the restructuring program implemented in December 2008 for workforce reductions, consolidation of facilities and termination of contracts.

The restructuring credit for the three months ended March 31, 2008 was primarily attributable to lower than expected severance payments on our 2006 restructuring programs, partially offset by higher than expected severance payments on our 2007 and prior restructuring programs.

The activity for each charge is explained in the following sections.

December 2008 Restructuring Program

The activity for the December 2008 restructuring program for the three months ended March 31, 2009 is presented below:

2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of March 31, 2009
Workforce reductions	$184.4	$6.8	$(51.9)	$139.3
Consolidation of excess facilities and other contractual obligations	2.4	9.1	(7.3)	4.2

Total	$186.8	$15.9	$(59.2)	$143.5

The adjustment to the workforce reductions provision is primarily attributable to individuals whose severance expense is being recognized ratably from the date of notification through their last day of work. These employees are required to render services beyond a minimum retention period in order to receive their severance. As of March 31, 2009, we had completed approximately 50% of the headcount reductions. The adjustment to the provision for the consolidation of excess facilities and other contractual obligations represents lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our December 2008 restructuring program.

September 2008 Restructuring Program

The activity for the September 2008 restructuring program for the three months ended March 31, 2009 is presented below:

2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of March 31, 2009
Workforce reductions	$1.8	$0.4	$(0.6)	$1.7

Total	$1.8	$0.4	$(0.6)	$1.7

The remaining cash portion owed for the 2008 restructuring programs is $141.4. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2010. The cash expenditures relating to the consolidation of excess facilities and other contractual obligations are expected to be paid out by the end of 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Prior Restructuring Programs

Prior to 2007, we had instituted several restructuring programs. The activity for these programs for the three months ended March 31, 2009 and 2008, respectively, is presented below:

2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of March 31, 2009
Workforce reductions	$14.3	$(0.8)	$(5.7)	$7.8
Consolidation of excess facilities	20.9	—	(1.9)	19.0
Contractual and other obligations	0.9	—	(0.1)	0.7

Total	$36.1	$(0.8)	$(7.8)	$27.5

2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of March 31, 2008
Workforce reductions	$96.8	$(0.4)	$(34.7)	$61.7
Consolidation of excess facilities	28.3	—	(3.2)	25.1
Contractual and other obligations	0.8	—	—	0.9

Total	$125.9	$(0.4)	$(37.9)	$87.7

The remaining cash portion owed for these programs is $24.6. The cash expenditures relating to workforce reductions are expected to be substantially paid by the end of 2010. The cash expenditures relating to the excess facilities are expected to be paid out by the end of 2015. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

Investment Income

Investment income was $39.8 and $77.1 for the three months ended March 31, 2009 and 2008, respectively. Investment income decreased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower weighted average returns on investments. The weighted average return on investments, excluding realized losses and gains, was 1.8% and 3.8% for the first quarters of 2009 and 2008, respectively.

Interest Expense

Interest expense was $45.5 and $43.1 for the three months ended March 31, 2009 and 2008, respectively. Interest expense consists primarily of interest on the Notes. Included in interest expense are non-cash interest charges of $26.3 and $25.0 for the three months ended March 31, 2009 and 2008, respectively. As a result of adopting FSP 14-1, we are accreting the debt to its face value over the term of the Notes.

Other Expense, Net

Other expense, net was $10.8 and $4.8 for the three months ended March 31, 2009 and 2008, respectively. Greater foreign currency transaction losses accounted for the increase.

Provision for Income Taxes

Our effective income tax rates were 15.6% and 25.1% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2008 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The decrease in the effective tax rate in 2009 compared to 2008 was primarily attributable to non-deductible IPR&D charges during the quarter ended March 31, 2008 which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

increased the 2008 effective tax rate. Additionally, in 2009 our tax rate was impacted by the favorable resolution of uncertain tax positions related to transfer pricing and an increase in tax credits. These benefits were partially offset by an increase in our permanent book-tax differences.

We have substantially concluded all U.S. federal income tax matters for years through 2004 and are currently under audit for U.S. federal income tax for 2005 and 2006. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $32 to $37 of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

Non-controlling Interests in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $11.3 and $6.2 for the three months ended March 31, 2009 and 2008, respectively. The $5.1 increase was due to an increase in VMware’s net income and an increase in the weighted average percentage ownership by the non-controlling interests in VMware. VMware’s net income was $69.9 and $43.1 for the three months ended March 31, 2009 and 2008, respectively. The weighted average non-controlling interests in VMware were approximately 16% and 14% for the three months ended March 31, 2009 and 2008, respectively.

Financial Condition

Cash provided by operating activities was $863.7 and $918.3 for the three months ended March 31, 2009 and 2008, respectively. Cash received from customers was $3,860.2 and $4,066.8 for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash received from customers was attributable to a reduction in sales volume and lower cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $2,877.4 and $3,056.8 for the three months ended March 31, 2009 and 2008, respectively. The decrease was attributable to a reduction in material costs correlated to lower sales volume and the benefits of our cost transformation program to reduce our cost structure. Cash received from dividends and interest declined to $46.7 for the quarter ended March 31, 2009 compared with $78.0 for the quarter ended March 31, 2008, due to lower yields on our investments. For the quarters ended March 31, 2009 and 2008, we paid $161.8 and $166.8, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $292.3 for the three months ended March 31, 2009, compared to cash provided by investing activities of $46.5 for the three months ended March 31, 2008. Cash paid for acquisitions decreased $337.8 in the first quarter of 2009 when compared to the same period in 2008 as there were no acquisitions made in the first quarter of 2009. Capital additions were $95.3 and $146.5 for the three months ended March 31, 2009 and 2008, respectively. The lower level of capital additions was primarily due to lower spending on infrastructure for the current quarter. Capitalized software development costs were $87.6 and $54.3 for the first three months ended March 31, 2009 and 2008, respectively. The increase was primarily attributable to VMware’s efforts on its software development activities. We expect the amount of capitalized software development costs to decrease for the remainder of the year. Net purchases of investments were $108.4 for the three months ended March 31, 2009 compared to net sales and maturities of $588.2 for the first three months ended March 31, 2008. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $69.5 and $480.3 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2008, we spent $557.2 to repurchase 35.9 million shares of our common stock. We made no share repurchases in the quarter ended March 31, 2009. We generated $13.1 and $51.1 during the three months ended March 31, 2009 and 2008, respectively, from the exercise of stock options.

We have a credit line of $50.0 in the United States. As of March 31, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

provide collateral to secure the outstanding balance. At March 31, 2009, we were in compliance with the covenants. As of March 31, 2009, the aggregate amount of liabilities of our subsidiaries was approximately $3,800.

At March 31, 2009, our total cash, cash equivalents, and short-term and long-term investments were $9,785.0. This balance includes approximately $2,031.5 held by VMware and $3,865.1 held by EMC in overseas entities.

Investment Losses

For the three months ended March 31, 2009, we considered $0.5 of unrealized losses to be other than temporary and recognized the losses as a charge to earnings. We considered $79.3 of losses to be temporary and recognized the estimated decline in value as a component of other comprehensive loss within our shareholders’ equity. In making this determination, we considered the financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity if necessary to avoid losses. The significant components of the temporary impairments are as follows:

Auction Rate Securities

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. These securities represent approximately 2.0% of our cash, cash equivalents and investments. The underlying loans of all but two of our auction rate securities, with a market value of $17.5, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

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

Asset- and Mortgage-Backed Securities

Our asset- and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.54 years and 3.06 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 53% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date, we have collected all interest payable on all these securities when due and expect to continue to do so in the future. For each security which has a temporary decline in value, we analyzed the collateral value, collateral statistics, including the borrowers’ payment history, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to our position in the security. For those securities where the underlying collateral is not sufficient, we have recorded other-than-temporary losses on these securities which aggregated $0.5 at March 31, 2009. For the securities where the collateral is deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure.

U.S. Corporate Debt Securities

Our U.S. corporate debt securities are predominantly rated A or better. The security issuers are from a cross section of industries, including banking and finance, insurance, consumer, industrial, technology and utilities. To mitigate concentration of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

risk, we impose sector limits at the portfolio and CUSIP level. The average maturity is 1.28 years. To date, we have collected all interest payable on all the debt securities when due and expect to continue to do so in the future. We have analyzed the issuers’ credit history, current financial standing and their ability to retire the debt obligations. We expect that we will receive the entire principal associated with these securities.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement amends the other-than- temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently assessing the impact this statement will have on our financial position and results of operations.

In April 2009, the FASB issued FSP on FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are currently assessing the impact this statement will have on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This statement requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as in annual financial statements. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009. We do not expect this statement to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This statement amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations” to address the application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This statement did not have a material impact on our financial position or results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 27, 2009. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by Statement of Financial Accounting Standards No. 5, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation being conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government. By the same order of February 27, 2009, the U.S. District Court for the Eastern District of Arkansas also unsealed a complaint in intervention filed by the DoJ in June 2008 in this matter and directed that EMC be served with both complaints. The DoJ complaint, which adopts the claims advanced by the relators, asserts claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims. The DoJ and the relators seek various remedies, including treble damages and statutory penalties. This action could lead to other related proceedings by various agencies of the federal government, which could result in suspension or debarment from sales to the federal government. We believe that we have meritorious factual and legal defenses to the claims raised and intend to defend this matter vigorously.

Derivative Demand Letters. In April 2009, we received two derivative demand letters sent on behalf of individuals purporting to be EMC shareholders. Both letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts complaints. The matters relating to the demand letters have been referred to the Board of Directors and are proceeding in accordance with applicable Massachusetts law.

Item 1A.	RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Meeting on Form 10-K for the fiscal year ended December 31, 2008. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings. The current economic crisis may also negatively affect our suppliers’ solvency, which could, in turn, result in product delays or otherwise materially adversely affect our business, results of operations or financial condition.

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

•	the sale of VMware products in the timeframes they anticipate, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	VMware’s ability to effectively manage future growth and acquisitions;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	the timing of the announcement or release of products or upgrades by VMware or by its competitors;

•	VMware’s ability to implement scalable systems of internal controls;

•	the timing and amount of R&D costs that qualify for capitalization;

•	VMware’s ability to control costs, including its operating expenses;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in VMware’s domestic and international markets.

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

We held $3.5 billion in short and long-term investments as of March 31, 2009. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month and weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. We believe this uneven sales pattern is a result of many factors including:

•

the relative dollar amount of our product and services offerings in relation to many of our customers’ budgets, resulting in long lead times for customers’ budgetary approval, which tends to be given late in a quarter;

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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

From time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in May 2008, the FASB voted to issue FASB Staff Position (“FSP”) APB 14-1, which changes the accounting treatment for certain convertible securities which include our Notes. See Note 1 to our Consolidated Financial Statements.

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

We have noncontributory defined benefit pension plans and a post-retirement benefit plan assumed as part of our Data General acquisition. The plans’ assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plans’ assets is 8.0%. For the ten years ended December 31, 2007, the actual long-term rate of return was 6.0%. In 2008, we experienced a 27.0% loss on the plans’ assets. As such, the actual long-term rate of return achieved on the plans’ assets for the ten years ended December 31, 2008 was 1.6%. Given current market conditions, should we not achieve the expected rate of return on our plans’ assets or if our plans experience a decline in the fair value of their assets, we may be required to contribute assets to the plans which could materially adversely affect our results of operations or financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2009

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	2,850,125	$11.59	—	188,649,602
February 1, 2009 – February 28, 2009	14,054	$10.14	—	188,649,602
March 1, 2009 – March 31, 2009	—	$—	—	188,649,602

Total	2,864,179	$11.58	—	188,649,602

(1)	Represents shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 45 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 8, 2009	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (1)

4.1	Form of Stock Certificate. (2)

10.1*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of March 30, 2009. (filed herewith)

10.2*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009. (filed herewith)

10.3*	Form of 2009 Total Compensation Plan Letter to Executive Vice Presidents. (filed herewith)

10.4	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated effective as of July 1, 2009. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Identifies an exhibit that is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).