Form 10-Q
period 2009-06-30
EMC CORP
filed 2009-08-05
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2009

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2009 was 2,022,047,556.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including, but not limited to, those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$6,422,760	$5,843,685
Short-term investments	835,490	963,292
Accounts and notes receivable, less allowance for doubtful accounts of $52,761 and $48,080	1,855,986	2,252,640
Inventories	773,528	842,803
Deferred income taxes	457,193	477,101
Other current assets	341,305	285,508

Total current assets	10,686,262	10,665,029
Long-term investments	2,765,946	2,370,493
Property, plant and equipment, net	2,229,053	2,223,007
Intangible assets, net	698,180	795,616
Other assets, net	998,326	773,631
Goodwill	7,109,565	7,046,799

Total assets	$24,487,332	$23,874,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$697,389	$757,405
Accrued expenses	1,812,674	1,901,884
Securities lending payable	260,125	412,321
Income taxes payable	—	136,802
Deferred revenue	2,137,173	2,010,024

Total current liabilities	4,907,361	5,218,436
Income taxes payable	226,517	255,182
Deferred revenue	1,208,825	1,182,360
Deferred income taxes	454,516	389,787
Long-term convertible debt	3,045,022	2,991,943
Other liabilities	196,730	180,917

Total liabilities	10,038,971	10,218,625

Commitments and contingencies (see Note 12)
EMC Corporation’s shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,022,048 and 2,012,938 shares	20,220	20,129
Additional paid-in capital	3,105,717	2,817,054
Retained earnings	11,070,513	10,671,212
Accumulated other comprehensive loss, net	(141,487)	(179,952)

Total EMC Corporation’s shareholders’ equity	14,054,963	13,328,443
Non-controlling interest in VMware, Inc.	393,398	327,507

Total shareholders’ equity	14,448,361	13,655,950

Total liabilities and shareholders’ equity	$24,487,332	$23,874,575

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(As Adjusted)		(As Adjusted)
Revenues:
Product sales	$2,005,270	$2,461,651	$3,974,390	$4,802,081
Services	1,252,082	1,212,223	2,433,724	2,341,852

	3,257,352	3,673,874	6,408,114	7,143,933
Costs and expenses:
Cost of product sales	1,057,205	1,119,553	2,070,535	2,194,136
Cost of services	456,369	525,751	910,546	1,011,832
Research and development	397,881	442,502	781,174	876,016
Selling, general and administrative	1,051,204	1,135,674	2,075,977	2,217,889
In-process research and development	—	—	—	79,204
Restructuring and other special charges (credit)	33,234	—	48,806	(357)

Operating income	261,459	450,394	521,076	765,213
Investment income	31,343	58,730	71,187	135,870
Interest expense	(44,158)	(44,044)	(89,701)	(87,113)
Other income (expense), net	17	(2,811)	(10,741)	(7,574)

Income before provision for income taxes	248,661	462,269	491,821	806,396
Income tax provision	38,045	94,432	75,860	180,751

Net income	210,616	367,837	415,961	625,645
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(5,384)	(7,713)	(16,660)	(13,874)

Net income attributable to EMC Corporation	$205,232	$360,124	$399,301	$611,771

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.10	$0.18	$0.20	$0.30

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.10	$0.17	$0.20	$0.29

Weighted average shares, basic	2,011,508	2,057,766	2,010,147	2,066,470

Weighted average shares, diluted	2,030,048	2,094,795	2,025,433	2,102,184

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
		(As Adjusted)
Cash flows from operating activities:
Cash received from customers	$6,951,380	$7,585,822
Cash paid to suppliers and employees	(5,348,576)	(5,947,544)
Dividends and interest received	73,448	135,058
Interest paid	(35,900)	(36,778)
Income taxes paid	(202,273)	(199,689)

Net cash provided by operating activities	1,438,079	1,536,869

Cash flows from investing activities:
Additions to property, plant and equipment	(205,512)	(326,449)
Capitalized software development costs	(151,774)	(118,848)
Purchases of short and long-term available for sale securities	(3,315,606)	(1,005,655)
Sales and maturities of short and long-term available for sale securities	3,078,580	1,572,954
Purchase of Data Domain common stock	(65,000)	—
Acquisitions, net of cash acquired	(98,860)	(604,788)
Increase in strategic and other related investments	(107,055)	(3,060)

Net cash used in investing activities	(865,227)	(485,846)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	84,028	156,220
Issuance of VMware’s common stock from the exercise of stock options	81,606	133,327
Repayments on securities lending	(152,196)	—
Repurchase of EMC’s common stock	—	(686,950)
Excess tax benefits from stock-based compensation	6,715	88,613
Payment of short and long-term obligations	(19,364)	(5,279)
Proceeds from short and long-term obligations	1,116	1,820

Net cash provided by (used in) financing activities	1,905	(312,249)

Effect of exchange rate changes on cash and cash equivalents	4,318	(1,638)

Net increase in cash and cash equivalents	579,075	737,136
Cash and cash equivalents at beginning of period	5,843,685	4,482,211

Cash and cash equivalents at end of period	$6,422,760	$5,219,347

Reconciliation of net income to net cash provided by operating activities:
Net income	$415,961	$625,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509,066	517,692
Non-cash interest expense on convertible debt	53,079	50,277
Non-cash restructuring and in-process research and development	9,300	80,970
Stock-based compensation expense	234,531	239,405
Increase in provision for doubtful accounts	7,219	8,576
Deferred income taxes, net	60,067	10,431
Excess tax benefits from stock-based compensation	(6,715)	(88,613)
Other, net	450	(5,123)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	391,899	160,492
Inventories	(9,910)	12,668
Other assets	(37,540)	(35,719)
Accounts payable	(27,915)	(61,343)
Accrued expenses	(134,894)	(248,139)
Income taxes payable	(186,480)	(32,677)
Deferred revenue	144,148	272,821
Other liabilities	15,813	29,506

Net cash provided by operating activities	$1,438,079	$1,536,869

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(As Adjusted)		(As Adjusted)
Net income	$210,616	$367,837	$415,961	$625,645

Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	37,483	(10,599)	10,748	887
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes (benefits) of $15,182, $(12,598), $21,085 and $(11,537)	26,185	(12,419)	30,611	(17,657)
Other-than-temporary investment losses, excluding credit losses recognized in the Consolidated Income Statements, net of tax benefits of $(1,384), $0, $(1,384) and $0	(2,571)	—	(2,571)	—
Changes in market value of derivatives, net of tax (benefits) of $(1,121), $(8), $(442) and $(26)	(2,125)	525	(323)	(238)

Other comprehensive income (loss)	58,972	(22,493)	38,465	(17,008)

Comprehensive income	269,588	345,344	454,426	608,637
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(5,384)	(7,713)	(16,660)	(13,874)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(324)	—	(324)	—

Comprehensive income attributable to EMC Corporation	$263,880	$337,631	$437,442	$594,763

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the six months ended June 30, 2009:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	10,357	104	83,924	—	—	—	84,028
Tax shortfall from stock options exercised	—	—	(8,477)	—	—	—	(8,477)
Restricted stock grants, cancellations and withholdings, net	(1,247)	(13)	(35,866)	—	—	—	(35,879)
Stock options issued in business acquisitions	—	—	1,454	—	—	—	1,454
Stock-based compensation	—	—	242,828	—	—	—	242,828
Impact from equity transactions of VMware, Inc.	—	—	4,800	—	—	48,907	53,707
Change in market value of investments	—	—	—	—	30,611	324	30,935
Change in market value of derivatives	—	—	—	—	(323)	—	(323)
Non-credit other-than-temporary losses on investments	—	—	—	—	(2,571)	—	(2,571)
Translation adjustment	—	—	—	—	10,748	—	10,748
Net income	—	—	—	399,301	—	16,660	415,961

Balance, June 30, 2009	2,022,048	$20,220	$3,105,717	$11,070,513	$(141,487)	$393,398	$14,448,361

For the six months ended June 30, 2008:

(As Adjusted)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2008	2,102,187	$21,022	$3,462,673	$9,396,108	$(8,449)	$188,988	$13,060,342
Stock issued through stock option and stock purchase plans	13,888	137	156,083	—	—	—	156,220
Tax benefit from stock options exercised	—	—	101,371	—	—	—	101,371
Restricted stock grants, cancellations and withholdings, net	(1,103)	(11)	(45,597)	—	—	—	(45,608)
Repurchase of common stock	(44,433)	(443)	(686,505)	—	—	—	(686,948)
Stock options issued in business acquisitions	—	—	1,669	—	—	—	1,669
Stock-based compensation	—	—	247,963	—	—	—	247,963
Impact from equity transactions of VMware, Inc.	—	—	18,945	—	—	60,704	79,649
Change in market value of investments	—	—	—	—	(17,657)	—	(17,657)
Change in market value of derivatives	—	—	—	—	(238)	—	(238)
Translation adjustment	—	—	—	—	887	—	887
Net income	—	—	—	611,771	—	13,874	625,645

Balance, June 30, 2008	2,070,539	$20,705	$3,256,602	$10,007,879	$(25,457)	$263,566	$13,523,295

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

EMC’s VMware Virtual Infrastructure business, which is comprised of a majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization infrastructure solutions from the desktop to the data center. VMware’s virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

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

Effective January 1, 2009, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 changed the accounting treatment for certain convertible securities including our convertible debt. Under FSP APB 14-1, issuers are required to allocate the bond proceeds into a debt portion and a conversion option. The allocation of the bond portion is based upon the fair value of the debt without the equity conversion option. The residual value is allocated to the conversion option which is accounted for as additional paid-in capital. As a result of this change, the bonds are recorded at a discount which is amortized over the instrument’s expected life using the effective interest method, resulting in additional non-cash interest expense.

We revised prior period financial statements by reclassifying $669.1 million of our convertible debt associated with our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) to additional paid-in capital and increased interest expense by $25.3 million and $50.3 million for the three and six months ended June 30, 2008, respectively. See Note 3. The revision reduced net income attributable to EMC Corporation by $17.3 million and $34.5 million for the three and six months ended June 30, 2008, respectively, and reduced both basic and diluted net income attributable to EMC Corporation common shareholders by $0.01 and $0.02 for the three and six months ended June 30, 2008, respectively. Retained earnings as of January 1, 2008 were reduced by $74.2 million.

Effective January 1, 2009, we adopted FAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 requires that (a) the ownership interest in subsidiaries be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement, and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently within equity. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interest in its subsidiary, the parent sells some of its ownership interest or the subsidiary issues additional ownership interests. Upon adoption of FAS No. 160, previously reported financial statements were revised and we

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reclassified the previously reported expense of Minority interest in VMware to a component of shareholders’ equity as non-controlling interest in VMware, Inc. Previously reported Minority interest was renamed Net income attributable to the non-controlling interest in VMware, Inc. See Note 4.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three and six-month periods ended June 30, 2009 and 2008.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS No. 166”). FAS No. 166 clarifies that the objective of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We do not expect FAS No. 166 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). FAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We are currently evaluating the potential impact of FAS No. 167 on our financial position and results of operations.

2.  Acquisitions

In the second quarter of 2009, we acquired all of the outstanding capital stock of Configuresoft, Inc., (“Configuresoft”), a provider of server configuration, change and compliance management software for net consideration of $86.8 million. The acquisition complements and extends our server configuration management solutions within the Information Storage segment. The results of Configuresoft’s operations have been included in our consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented for the acquisition as the results were not material to our consolidated results of operations.

3.  Convertible Debt

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

The carrying amount reported in the consolidated balance sheet as of June 30, 2009 for our long-term convertible debt was $3,045.0 million. The fair value of the long-term convertible debt as of June 30, 2009 was $3,560.0 million based on active market prices for the debt.

The following tables represent the key components of our convertible debt (tables in thousands):

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Contractual interest expense on the coupon	$15,094	$15,094
Amortization of the discount component recognized as interest expense	26,780	25,250

Total interest expense on the convertible debt	$41,874	$40,344

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Contractual interest expense on the coupon	$30,188	$30,188
Amortization of the discount component recognized as interest expense	53,079	50,277

Total interest expense on the convertible debt	$83,267	$80,465

As of June 30, 2009, the unamortized discount consists of $147.6 million which will be amortized over 2.5 years and an unamortized discount of $257.4 million which will be amortized over 4.5 years. The effective interest rate on the Notes was 5.6% for the quarters ended June 30, 2009 and 2008. The carrying amount of the equity component was $669.1 million at both June 30, 2009 and December 31, 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Non-controlling Interest in VMware, Inc.

The effects of changes in our ownership interest in VMware on our equity were as follows (table in thousands):

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Net income attributable to EMC Corporation	$399,301	$611,771

Transfers (to) from the non-controlling interest in VMware:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	31,474	43,343
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(26,674)	(24,398)

Net transfers from non-controlling interest	4,800	18,945

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$404,101	$630,716

5.  Derivatives

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

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions and commodity option contracts to hedge our exposure on a portion of our forecasted energy expense transactions.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the major types of derivative instruments outstanding as of June 30, 2009 and December 31, 2008 (table in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$1,835	Other assets	$4,977

Total derivatives designated as hedging instruments:		$1,835		$4,977

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$43,834	Other assets	$39,065

Total derivatives not designated as hedging instruments:		$43,834		$39,065

Total asset derivatives		$45,669		$44,042

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$2,109	Accrued expenses	$5,603
Commodity derivatives	Accrued expenses	1,232		—

Total derivatives designated as hedging instruments:		$3,341		$5,603

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$39,710	Accrued expenses	$34,347
Embedded derivatives with foreign exchange provisions	Accrued expenses	144		—

Total derivatives not designated as hedging instruments:		$39,854		$34,347

Total liability derivatives		$43,195		$39,950

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables provide the effect derivative instruments had on other comprehensive loss (“OCI”) and results of operations (tables in thousands):

The Effect of Derivative Instruments on the Consolidated Income Statements For the Three Months Ended June 30, 2009 and 2008
Derivatives Designated as Hedging Instruments under Statement 133 – Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(16,904)	$1,221	Product sales	$(19,199)	$2,068	Other expense, net	$(1,072)	$(1,042)
			SG&A	4,314	(1,364)
Commodity derivatives	(1,227)	—		—	—		—	—

Total	$(18,131)	$1,221	Total	$(14,885)	$704	Total	$(1,072)	$(1,042)

Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of Gain or (Loss) Recognized in Other expense, net
	2009	2008
Foreign exchange contracts	$(2,591)	$(10,682)
Embedded derivatives with foreign exchange provisions	(1,506)	—

Total	$(4,097)	$(10,682)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Effect of Derivative Instruments on the Consolidated Income Statements For the Six Months Ended June 30, 2009 and 2008
Derivatives Designated as Hedging Instruments under Statement 133 – Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(5,821)	$(10,978)	Product sales	$(4,913)	$(10,281)	Other expense, net	$(2,520)	$(2,602)
			SG&A	(1,370)	(433)
Commodity derivatives	(1,227)	—		—	—		—	—

Total	$(7,048)	$(10,978)	Total	$(6,283)	$(10,714)	Total	$(2,520)	$(2,602)

Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of Gain or (Loss) Recognized in Other expense, net
	2009	2008
Foreign exchange contracts	$(3,063)	$(7,713)
Embedded derivatives with foreign exchange provisions	(1,021)	—

Total	$(4,084)	$(7,713)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Investments and Fair Value

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

In the second quarter of 2009, we adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP 157-4”). The pronouncement clarifies how companies should determine fair value measurements when the level of market activity for an asset or liability has significantly decreased. The pronouncement did not have a material impact on our assessment of fair value.

In the second quarter of 2009, we adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2”). The pronouncement requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive loss when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.

FAS 115-2 applies to existing and new investments held by us as of April 1, 2009. The adoption of the pronouncement requires the recording of a cumulative effect adjustment to retained earnings with a corresponding adjustment to other comprehensive loss equal to the present value of the cash flows expected to be collected less the amortized cost basis of the debt securities held at March 31, 2009 for which an other-than-temporary impairment was previously recognized for securities that we do not intend to sell nor is it more likely than not that we will be required to sell before recovery of its amortized cost basis. We elected not to record the cumulative effect adjustment as the amount was de minimis to our financial condition.

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At June 30, 2009, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2009. At June 30, 2009, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing service vendors for identical or similar assets. At June 30, 2009 and December 31, 2008, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our investments at June 30, 2009 and December 31, 2008 (tables in thousands):

			June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,336,926	$14,349	$(796)	$1,350,479	$—
U.S. corporate debt securities	529,302	4,372	(3,609)	530,065	—
Asset and mortgage-backed securities	225,838	805	(20,537)	206,106	(4,758)
Municipal obligations	1,192,878	19,486	(3,137)	1,209,227	—
Auction rate securities	228,118	—	(31,610)	196,508	—
Foreign debt securities	108,099	1,158	(206)	109,051	—

Total	$3,621,161	$40,170	$(59,895)	$3,601,436	$(4,758)

			December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,102,739	$28,040	$(249)	$1,130,530	$—
U.S. corporate debt securities	463,874	1,193	(13,254)	451,813	—
Asset and mortgage-backed securities	304,769	7	(41,392)	263,384	(2,690)
Municipal obligations	1,230,772	15,786	(3,250)	1,243,308	—
Auction rate securities	230,217	—	(31,048)	199,169	—
Foreign debt securities	45,944	560	(923)	45,581	—

Total	$3,378,315	$45,586	$(90,116)	$3,333,785	$(2,690)

In accordance with FAS No. 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2009 (table in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,062,953	$—	$—	$1,062,953
Cash equivalents	5,359,807	—	—	5,359,807
U.S. government and agency obligations	889,879	460,600	—	1,350,479
U.S. corporate debt securities	—	530,065	—	530,065
Asset and mortgage-backed securities	—	206,106	—	206,106
Municipal obligations	—	1,209,227	—	1,209,227
Auction rate securities	—	—	196,508	196,508
Foreign debt securities	—	109,051	—	109,051

Total cash and investments	$7,312,639	$2,515,049	$196,508	$10,024,196

Other items:
Foreign exchange derivative assets	$—	$45,669	$—	$45,669
Foreign exchange derivative liabilities	—	41,963	—	41,963
Commodity derivative liabilities	—	1,232	—	1,232
Convertible debt	—	3,559,969	—	3,559,969

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period which was increased from a two-year holding period at March 31, 2009. The rate used for the discount margin was 2% at June 30, 2009 versus 5% at December 31, 2008 as credit spreads on AA-rated banks improved.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three and six months ended June 30, 2009 (table in thousands):

	Three Months ended June 30, 2009	Six Months ended June 30, 2009
Beginning balance	$198,560	$199,169
Sales	(1,300)	(2,099)
Unrealized loss included in other comprehensive income	(752)	(562)

Balance at June 30, 2009	$196,508	$196,508

Unrealized losses on investments at June 30, 2009 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$207,270	$(796)	$—	$—	$207,270	$(796)
U.S. corporate debt securities	249,335	(2,900)	18,350	(709)	267,685	(3,609)
Asset and mortgage-backed securities	97,041	(5,242)	54,341	(15,295)	151,382	(20,537)
Municipal obligations	248,314	(2,370)	29,706	(767)	278,020	(3,137)
Auction rate securities	25,649	(2,176)	191,930	(29,434)	217,579	(31,610)
Foreign debt securities	25,427	(175)	2,998	(31)	28,425	(206)

Total	$853,036	$(13,659)	$297,325	$(46,236)	$1,150,361	$(59,895)

Investment Losses

For the three months ended June 30, 2009, we had other-than-temporary impairment losses of $4.8 million, of which $4.0 million was recognized in other comprehensive loss and $0.8 million was recognized in earnings. We did not present these amounts on the Consolidated Income Statements because they are immaterial.

For all of our securities where the amortized cost basis was greater than the fair value at June 30, 2009, we have concluded that currently we do not plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity. The following table provides a summary of changes in credit losses on investments with other-than-temporary impairments (table in thousands):

Three Months Ended June 30, 2009
Beginning balance	$—
Add: Increase in credit losses on previously recognized other-than-temporary impairments	(687)
Add: Increase in credit losses on new other-than-temporary investment impairments	(116)

Balance at June 30, 2009	$(803)

The significant components of the temporary impairments and credit loss are as follows:

Auction Rate Securities

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $17.0 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95.0% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

Beginning in mid-February 2008, liquidity issues in the global credit markets resulted in the complete failure of auctions associated with our auction rate securities as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities which range from 2024 to 2046. We understand that issuers and financial markets are in the process of developing alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. We expect that we will receive the entire principal associated with these auction rate securities through one of the means described above, and accordingly, we did not experience credit losses within our Auction Rate Security portfolio. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations.

Asset- and Mortgage-Backed Securities

Our asset- and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.81 years and 2.96 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 55.0% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date, we have collected all interest payable on all these securities when due. For each security, regardless if it has a temporary decline in value, we analyzed the collateral value, collateral statistics, including the borrowers’ payment history and cash flows expected to be collected, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to the amortized cost basis in the security. In estimating these losses, we included the remaining payment terms of the security, prepayment speeds, expected defaults and whether subordinated interests are capable of absorbing estimated losses on the loans underlying the security. For those securities where the underlying collateral is not sufficient or the expected cash flows to be collected is less than the amortized cost basis, we have recognized the credit component of the other-than-temporary losses on these securities which aggregated $0.8 million and $1.3 million for the three and six months ended June 30, 2009, respectively. For the securities where the collateral and expected cash flows are deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure and the aforementioned items previously mentioned.

U.S. Corporate Debt Securities

Our U.S. corporate debt securities are predominantly rated A or better. The security issuers are from a cross section of industries, including banking and finance, insurance, consumer, industrial, technology and utilities. To mitigate concentration of risk, we impose sector limits at the portfolio and CUSIP level. The average maturity is 1.66 years. To date, we have collected all interest payable on all the debt securities when due and expect to continue to do so in the future. For each security with a temporary decline in value that fails internal thresholds, we have analyzed the issuers’ credit history, current financial standing and cash flows expected to be collected on the debt obligations. We expect that we will receive the entire principal associated with these securities.

The contractual maturities of investments held at June 30, 2009 are as follows (table in thousands):

	June 30, 2009
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$671,149	$671,527
Due after 1 year through 5 years	2,135,100	2,159,507
Due after 5 years through 10 years	151,445	152,563
Due after 10 years	663,467	617,839

Total	$3,621,161	$3,601,436

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our strategic investments at June 30, 2009 and December 31, 2008 (table in thousands). The investments are classified within other assets, net, in the balance sheet and are stated at the lower of cost or fair value. Fair value for strategic investments in privately-held companies is primarily based on Level 2 and Level 3 inputs. Fair value for publicly-traded investments is determined based upon quoted prices representing a Level 1 input.

	June 30, 2009	December 31, 2008
Strategic investments in privately-held companies	$56,311	$43,589
Strategic investments in publicly-held companies	108,036	269

Gross unrealized gains on strategic investments were $22.9 million and $0.2 million at June 30, 2009 and December 31, 2008, respectively. Gross realized gains on strategic investments were $0.0 million and $1.5 million at June 30, 2009 and December 31, 2008, respectively. Gross realized losses on strategic investments were $0.2 million and $11.2 million at June 30, 2009 and December 31, 2008, respectively. Strategic investments in publicly-held companies include $84.6 million of Data Domain, Inc. common stock with an aggregate cost of $65.0 million.

7.   Inventories

Inventories consist of (table in thousands):

	June 30, 2009	December 31, 2008
Purchased parts	$25,534	$62,866
Work-in-process	441,744	488,286
Finished goods	306,250	291,651

	$773,528	$842,803

8.   Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	June 30, 2009	December 31, 2008
Furniture and fixtures	$223,371	$224,736
Equipment	3,445,834	3,387,498
Buildings and improvements	1,361,235	1,280,580
Land	116,734	115,873
Building construction in progress	104,457	95,219

	5,251,631	5,103,906
Accumulated depreciation and amortization	(3,022,578)	(2,880,899)

	$2,229,053	$2,223,007

Building construction in progress at June 30, 2009 includes $62.6 million for facilities not yet placed in service that we are holding for future use.

9.   Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2009	December 31, 2008
Salaries and benefits	$671,054	$712,237
Product warranties	267,246	269,218
Restructuring (see Note 11)	148,937	224,702
Other	725,437	695,727

	$1,812,674	$1,901,884

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance, beginning of the period	$262,255	$267,296	$269,218	$263,561
Current period accrual	39,307	48,866	64,742	89,448
Amounts charged to the accrual	(34,316)	(41,421)	(66,714)	(78,268)

Balance, end of the period	$267,246	$274,741	$267,246	$274,741

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components. Additionally, the accruals for 2008 include $6.3 million assumed in the acquisition of Iomega Corporation.

10.   Shareholders’ Equity

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net income, as reported, basic	$205,232	$360,124	$399,301	$611,771
Incremental dilution from VMware	(273)	(1,795)	(507)	(3,511)

Net income, diluted	$204,959	$358,329	$398,794	$608,260

Denominator:
Basic weighted average common shares outstanding	2,011,508	2,057,766	2,010,147	2,066,470
Weighted average common stock equivalents	18,540	37,029	15,286	35,714

Diluted weighted average shares outstanding	2,030,048	2,094,795	2,025,433	2,102,184

Options to acquire 187.7 million and 201.3 million shares of our common stock for the three and six months ended June 30, 2009, respectively, and options to acquire 95.0 million and 97.8 million shares of our common stock for the three and six months ended June 30, 2008, respectively, were excluded from the calculation of diluted earnings per share attributable to EMC Corporation shareholders because of their antidilutive effect due to their exercise prices being greater than the average market price of common stock for the period. For the three and six months ended June 30, 2009, there were no shares potentially issuable under our Notes and the Sold Warrants because these instruments were not “in-the-money.” As a result, the Notes and the Sold Warrants were excluded from the calculation of diluted net income per weighted average share attributable to EMC Corporation shareholders for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2008, there were 0.2 million and 0.1 million shares, respectively, potentially issuable under our Notes. For the three and six months ended June 30, 2008, there were no shares potentially issuable under the Sold Warrants because these instruments were not “in-the-money”. As a result, the Sold Warrants were excluded from the calculation of diluted net income per weighted average share for the three and six months ended June 30, 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net, which is presented net of tax, consists of the following (table in thousands):

	June 30, 2009	December 31, 2008
Foreign currency translation adjustments, net of tax benefits of $0 and $0	$(6,551)	$(17,299)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(20,078) and $(35,150)	(35,864)	(54,423)
Unrealized gains on investments, net of taxes of $23,432 and $17,419	39,676	27,624
Unrealized losses on other-than-temporary impaired securities, net of tax benefits of $(1,384) and $0	(2,571)	—
Unrealized losses on derivatives, net of tax benefits of $(550) and $(108)	(1,299)	(976)
Recognition of actuarial net loss from pension and other postretirement plans and impact of adoption of FAS No. 158, net of tax benefits of $(82,880) and $(82,880)	(134,878)	(134,878)

	$(141,487)	$(179,952)

11.   Restructuring and Other Special Charges

For the three and six months ended June 30, 2009, we incurred restructuring and other special charges of $33.2 million and $48.8 million, respectively.

During the three months ended June 30, 2008, we recognized restructuring credits of $1.3 million which is included in selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2008, we recognized restructuring credits of $1.7 million, of which $1.3 million is included in SG&A.

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

Additionally, in the third quarter of 2008 we implemented a restructuring program resulting in a reduction in force of approximately 75 employees and the consolidation of excess facilities.

The charge for the three and six months ended June 30, 2009 was primarily attributable to recognizing additional expense related to the restructuring program implemented in the fourth quarter of 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The credits for the three and six months ended June 30, 2008 were primarily attributable to lower than expected severance payments to our 2006 restructuring programs, partially offset by higher than expected severance payments to our 2007 and prior restructuring programs.

The activity for each charge is explained in the following sections.

2008 Restructuring Programs

The activity for the 2008 restructuring programs for the three and six months ended June 30, 2009 is presented below (tables in thousands):

Three Months Ended June 30, 2009

Category	Balance as of March 31, 2009	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2009
Workforce reductions	$140,993	$15,918	$(42,153)	$114,758
Consolidation of excess facilities and other contractual obligations	4,166	6,628	(1,765)	9,029
Abandoned assets	—	6,105	(6,105)	—

Total	$145,159	$28,651	$(50,023)	$123,787

Six Months Ended June 30, 2009

Category	Balance as of December 31, 2008	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2009
Workforce reductions	$186,274	$23,152	$(94,668)	$114,758
Consolidation of excess facilities and other contractual obligations	2,376	15,717	(9,064)	9,029
Abandoned assets	—	6,105	(6,105)	—

Total	$188,650	$44,974	$(109,837)	$123,787

The adjustment to the workforce reductions provision is primarily attributable to individuals whose severance expense is being recognized ratably from the date of notification through their last day of work. These employees are required to render services beyond a minimum retention period in order to receive their severance. As of June 30, 2009, we had completed approximately 75% of the headcount reductions. The adjustment to the provision for the consolidation of excess facilities and other contractual obligations represents lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our 2008 restructuring programs. The adjustment for abandoned assets represents additional identified infrastructure determined to no longer have benefit and abandoned in the second quarter of 2009.

The remaining cash portion owed for the 2008 restructuring programs is $119.7 million. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the consolidation of excess facilities and other contractual obligations are expected to be paid out by the end of 2015.

Prior Restructuring Programs

Prior to 2008, we had instituted several restructuring programs. The activity for these programs for the three and six months ended June 30, 2009 and 2008, respectively, is presented below (tables in thousands):

Three Months Ended June 30, 2009

Category	Balance as of March 31, 2009	Adjustment to the Provision	Utilization	Balance as of June 30, 2009
Workforce reductions	$7,831	$1,672	$(2,650)	$6,853
Consolidation of excess facilities	18,981	—	(1,791)	17,190
Contractual and other obligations	725	437	(55)	1,107

Total	$27,537	$2,109	$(4,496)	$25,150

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2009
Workforce reductions	$14,322	$921	$(8,391)	$6,852
Consolidation of excess facilities	20,860	—	(3,669)	17,191
Contractual and other obligations	870	437	(200)	1,107

Total	$36,052	$1,358	$(12,260)	$25,150

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$61,747	$(834)	$(26,710)	$34,203
Consolidation of excess facilities	25,052	(513)	(3,319)	21,220
Contractual and other obligations	900	—	—	900

Total	$87,699	$(1,347)	$(30,029)	$56,323

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$96,821	$(1,231)	$(61,387)	$34,203
Consolidation of excess facilities	28,273	(548)	(6,505)	21,220
Contractual and other obligations	830	75	(5)	900

Total	$125,924	$(1,704)	$(67,897)	$56,323

The remaining cash portion owed for these programs is $22.5 million. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the excess facilities are expected to be paid out by the end of 2015. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

12.   Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At June 30, 2009, we were in compliance with the covenants.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation being conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government. By the same order of February 27, 2009, the U.S. District Court for the Eastern District of Arkansas also unsealed a complaint in intervention filed by the DoJ in June 2008 in this matter and directed that EMC be served with both complaints. The DoJ complaint, which adopts the claims advanced by the relators, asserts claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims. The DoJ and the relators seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. This action could lead to other related proceedings by various agencies of the federal government, which could result in suspension or debarment from sales to the federal government. We believe that we have meritorious factual and legal defenses to the claims raised and intend to defend this matter vigorously.

Derivative Demand Letters. In April 2009, we received two derivative demand letters sent on behalf of individuals purporting to be EMC shareholders. Both letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts complaints. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC.

13.  Segment Information

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and six months ended June 30, 2009 and 2008 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2009
Revenues:
Product revenues	$1,632,309	$60,792	$84,080	$1,777,181	$228,089	$—	$2,005,270
Services revenues	842,558	119,445	63,055	1,025,058	227,024	—	1,252,082

Total consolidated revenues	2,474,867	180,237	147,135	2,802,239	455,113	—	3,257,352
Cost of sales	1,274,341	68,461	45,417	1,388,219	71,221	54,134	1,513,574

Gross profit	$1,200,526	$111,776	$101,718	1,414,020	383,892	(54,134)	1,743,778

Gross profit percentage	48.5%	62.0%	69.1%	50.5%	84.4%	—	53.5%

Research and development				255,652	93,677	48,552	397,881
Selling, general and administrative				772,381	191,304	87,519	1,051,204
Restructuring charges				—	—	33,234	33,234

Total costs and expenses				1,028,033	284,981	169,305	1,482,319

Operating income				385,987	98,911	(223,439)	261,459
Other income (expense), net				13,962	20	(26,780)	(12,798)

Income before tax				399,949	98,931	(250,219)	248,661
Income tax provision				83,587	18,388	(63,930)	38,045

Net income				316,362	80,543	(186,289)	210,616
Net income attributable to the non-controlling interest in VMware, Inc.				—	(13,058)	7,674	(5,384)

Net income attributable to EMC Corporation				$316,362	$67,485	$(178,615)	$205,232

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2008
Revenues:
Product revenues	$2,018,026	$73,415	$89,067	$2,180,508	$281,143	$—	$2,461,651
Services revenues	855,221	130,591	54,979	1,040,791	171,432	—	1,212,223

Total consolidated revenues	2,873,247	204,006	144,046	3,221,299	452,575	—	3,673,874
Cost of sales	1,395,594	76,674	43,131	1,515,399	71,579	58,326	1,645,304

Gross profit	$1,477,653	$127,332	$100,915	1,705,900	380,996	(58,326)	2,028,570

Gross profit percentage	51.4%	62.4%	70.1%	53.0%	84.2%	—	55.2%

Research and development				305,420	94,783	42,299	442,502
Selling, general and administrative				868,495	178,607	88,572	1,135,674

Total costs and expenses				1,173,915	273,390	130,871	1,578,176

Operating income				531,985	107,606	(189,197)	450,394
Other income (expense), net				33,563	3,562	(25,250)	11,875

Income before tax				565,548	111,168	(214,447)	462,269
Income tax provision				128,452	23,386	(57,406)	94,432

Net income				437,096	87,782	(157,041)	367,837
Net income attributable to the non-controlling interest in VMware, Inc.				—	(13,131)	5,418	(7,713)

Net income attributable to EMC Corporation				$437,096	$74,651	$(151,623)	$360,124

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2009
Revenues:
Product revenues	$3,204,717	$119,502	$164,751	$3,488,970	$485,420	$—	$3,974,390
Services revenues	1,633,490	235,050	125,090	1,993,630	440,094	—	2,433,724

Total consolidated revenues	4,838,207	354,552	289,841	5,482,600	925,514	—	6,408,114
Cost of sales	2,508,831	140,159	89,072	2,738,062	137,485	105,534	2,981,081

Gross profit	$2,329,376	$214,393	$200,769	2,744,538	788,029	(105,534)	3,427,033

Gross profit percentage	48.1%	60.5%	69.3%	50.1%	85.1%	—	53.5%

Research and development				513,236	174,541	93,397	781,174
Selling, general and administrative				1,533,044	370,169	172,764	2,075,977
Restructuring charges				—	—	48,806	48,806

Total costs and expenses				2,046,280	544,710	314,967	2,905,957

Operating income				698,258	243,319	(420,501)	521,076
Other income (expense), net				26,753	(2,929)	(53,079)	(29,255)

Income before tax				725,011	240,390	(473,580)	491,821
Income tax provision				156,546	45,600	(126,286)	75,860

Net income				568,465	194,790	(347,294)	415,961
Net income attributable to the non-controlling interest in VMware, Inc.				—	(31,351)	14,691	(16,660)

Net income attributable to EMC Corporation				$568,465	$163,439	$(332,603)	$399,301

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2008
Revenues:
Product revenues	$3,921,665	$134,543	$170,750	$4,226,958	$575,123	$—	$4,802,081
Services revenues	1,663,411	254,666	108,153	2,026,230	315,622	—	2,341,852

Total consolidated revenues	5,585,076	389,209	278,903	6,253,188	890,745	—	7,143,933
Cost of sales	2,716,498	151,031	83,450	2,950,979	140,153	114,836	3,205,968

Gross profit	$2,868,578	$238,178	$195,453	3,302,209	750,592	(114,836)	3,937,965

Gross profit percentage	51.4%	61.2%	70.1%	52.8%	84.3%	—	55.1%

Research and development				599,925	191,956	84,135	876,016
Selling, general and administrative				1,691,473	351,103	175,313	2,217,889
In-process research and development				—	—	79,204	79,204
Restructuring credit				(357)	—	—	(357)

Total costs and expenses				2,291,041	543,059	338,652	3,172,752

Operating income				1,011,168	207,533	(453,488)	765,213
Other income (expense), net				85,259	6,201	(50,277)	41,183

Income before tax				1,096,427	213,734	(503,765)	806,396
Income tax provision				253,844	42,513	(115,606)	180,751

Net income				842,583	171,221	(388,159)	625,645
Net income attributable to the non-controlling interest in VMware, Inc.				—	(24,736)	10,862	(13,874)

Net income attributable to EMC Corporation				$842,583	$146,485	$(377,297)	$611,771

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
United States	$1,680,583	$1,927,094	$3,319,494	$3,812,535
Europe, Middle East and Africa	998,670	1,147,098	1,985,310	2,199,705
Asia Pacific	407,318	440,846	781,637	820,633
Latin America, Mexico and Canada	170,781	158,836	321,673	311,060

Total	$3,257,352	$3,673,874	$6,408,114	$7,143,933

No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2009 or 2008.

Long-lived assets, excluding financial instruments and deferred tax assets, in the United States were $10,007.5 million at June 30, 2009 and $9,902.8 million at December 31, 2008. No country other than the United States accounted for 10% or more of these assets at June 30, 2009 or December 31, 2008. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $1,027.6 million at June 30, 2009 and $936.3 million at December 31, 2008.

For the three and six months ended June 30, 2008, sales to Dell Inc. accounted for 12.3% and 12.4%, respectively, of our total revenues.

14.  Income Taxes

Our effective income tax rates were 15.3% and 15.4% for the three and six months ended June 30, 2009, respectively. Our effective income tax rates were 20.4% and 22.4% for the three and six months ended June 30, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2008 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended June 30, 2008 to the three months ended June 30, 2009 due to the recognition of discrete tax benefits during the second quarter of 2009, principally from the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit. Additionally, in 2009 our tax rate was favorably impacted by an increase in tax credits. These benefits were substantially offset by income tax charges relating to recent acquisitions and an increase in our permanent book-tax differences.

Our effective income tax rate decreased from the six months ended June 30, 2008 to the six months ended June 30, 2009 due to the recognition of discrete tax benefits during the second quarter of 2009, principally from the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit. Additionally, the decrease in our effective tax rate was due to an increase in tax credits, as well as non-deductible IPR&D charges during the quarter ended March 31, 2008 which increased the 2008 effective tax rate. These benefits were partially offset by certain income tax charges relating to recent acquisitions and an increase in our permanent book-tax differences.

As of December 31, 2008, we had $218.5 million of unrecognized tax benefits and as of June 30, 2009, we had $175.1 million of unrecognized tax benefits. During the six months ended June 30, 2009, the balance decreased by $39.0 million as a result of the favorable resolution of certain ruling requests from taxing authorities and the outcome of 2005 and 2006 U.S. federal income tax audits.

We have substantially concluded all U.S. federal income tax matters for years through 2006, with the completion of the 2005 and 2006 federal income tax audits during the quarter ended June 30, 2009. We have income tax audits in process in numerous

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $18 million to $27 million of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various tax authorities.

15.  Subsequent Events

In July 2009, we completed the acquisition of all of the capital stock of Data Domain for approximately $1,882.1 million, which was net of their cash and investment balances of $240.5 million. Data Domain is a provider of storage solutions for backup and archive applications based on deduplication technology. Data Domain deduplication storage systems are designed to deliver reliable, efficient and cost-effective solutions that enable enterprises of all sizes to manage, retain and protect their data. The acquisition of Data Domain complements and expands our Information Storage business.

Because the acquisition just recently closed, we have not yet completed the initial purchase price allocation.

Management has updated the financial statements for events through August 5, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

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

To further improve the competitiveness and efficiency of our global business in response to a challenging global economy, in the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. We expected the program to reduce costs from our 2008 rate by approximately $350 in 2009, increasing to approximately $500 in 2010. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers, and further reduce indirect spend on contractors, third-party services and travel. The restructuring program will reduce our global Information Infrastructure workforce by approximately 2,400 positions. As part of our ongoing focus on costs, we have identified some additional near-term cost reduction actions that will save approximately another $100 in the second half of 2009 yielding total expected savings in 2009 of approximately $450. These actions consist of temporary reductions in salaries and employee benefits. Given the shorter-term nature of some of these new initiatives, we still expect total cost reductions to be approximately $500 in 2010.

These programs will favorably impact our cost of sales, selling, general & administrative (“SG&A”) and research & development (“R&D”) expenses. For 2009, we estimate that approximately one-third of these reductions will be to our cost of sales and the remaining two-thirds will be to our other operating expenses.

The programs’ expected savings will come from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our worldwide operations. These initiatives which began in 2009 include the consolidation and movement of various facilities and processes which are expected to be completed by the end of 2010. As part of these transformation efforts, we expect to incur additional non-recurring transition costs of approximately $75 to $100 over this period. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure. Through the end of the second quarter of 2009, we have incurred approximately $18.6 of these incremental transition costs.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and development of virtualization-based products for data centers, desktops and cloud computing. VMware expects to grow its business by broadening virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). In the second quarter of 2009, VMware vSphere 4, the next generation of VMware Infrastructure which is VMware’s flagship virtual data center operating system (“VDC-OS”) product, became generally available. VMware expects to continue to introduce products that build on the vSphere foundation through 2009 and 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Since mid-2008, VMware has observed that customers are reducing their IT spending in order to preserve cash. As a result, customers are subjecting larger orders, such as ELAs, to a longer review process and in certain cases are purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. VMware believes this trend primarily correlates to the global economic uncertainty and expects this to continue throughout the remainder of 2009 and perhaps longer.

Although VMware is currently the leading provider of virtualization infrastructure software solutions, they face competitive threats to their leadership position from a number of companies, some of which have significantly greater resources than VMware, which could result in increased pressure to reduce prices on its offerings. As a result, VMware believes it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand its industry leadership. These investments could result in contracting operating margins as VMware invests in its future. VMware believes that it will be able to continue to meet its product development objectives through continued investment in VMware, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of existing products and services. VMware believes this is the appropriate priority for the long-term health of its business.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended		$ Change	% Change
	June 30, 2009	June 30, 2008
Information Storage	$2,474.9	$2,873.2	$(398.3)	(13.9)%
Content Management and Archiving	180.2	204.0	(23.8)	(11.7)
RSA Information Security	147.1	144.0	3.1	2.2
VMware Virtual Infrastructure	455.1	452.6	2.5	0.6

Total revenues	$3,257.4	$3,673.9	$(416.5)	(11.3)%

	For the Six Months Ended		$ Change	% Change
	June 30, 2009	June 30, 2008
Information Storage	$4,838.2	$5,585.1	$(746.9)	(13.4)%
Content Management and Archiving	354.6	389.2	(34.6)	(8.9)
RSA Information Security	289.8	278.9	10.9	3.9
VMware Virtual Infrastructure	925.5	890.7	34.8	3.9

Total revenues	$6,408.1	$7,143.9	$(735.8)	(10.3)%

The Information Storage segment’s product revenues declined 19.1% to $1,632.3 for the three months ended June 30, 2009 and 18.3% to $3,204.7 for the six months ended June 30, 2009. The Information Storage segment’s services revenues declined 1.5% to $842.6 for the three months ended June 30, 2009 and 1.8% to $1,633.5 for the six months ended June 30, 2009. The declines in both product and services revenues were primarily attributable to lower demand resulting from the challenging global economic environment and resulting negative impact in our customers’ IT purchases. Partially offsetting these declines was an increase in maintenance revenues due to continued demand for support from our installed base.

The Content Management and Archiving segment’s product revenues declined 17.2% to $60.8 for the three months ended June 30, 2009 and 11.2% to $119.5 for the six months ended June 30, 2009. The Content Management and Archiving segment services revenues declined 8.5% to $119.4 for the three months ended June 30, 2009 and 7.7% to $235.1 for the six months ended June 30, 2009. The declines in both product and services revenues were primarily attributable to lower demand for our product offerings and professional services attributable to the challenging global economic environment and resulting negative impact in our customers’ IT purchases. Partially offsetting these declines was an increase in maintenance revenues due to continued demand for support from our installed base.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The RSA Information Security segment’s product revenues declined 5.6% to $84.1 for the three months ended June 30, 2009 and 3.5% to $164.8 for the six months ended June 30, 2009. The decrease was primarily attributable to the challenging global economic environment and resulting negative impact in our customers’ IT purchases. The RSA Information Security segment’s services revenue increased 14.7% to $63.1 for the three months ended June 30, 2009 and 15.7% to $125.1 for the six months ended June 30, 2009. Services revenues primarily increased due to an increase in maintenance revenues resulting from continued demand for support from our installed base.

The VMware Virtual Infrastructure segment’s product revenues declined 18.9% to $228.1 for the three months ended June 30, 2009 and 15.6% to $485.4 for the six months ended June 30, 2009. The decline in product revenue for both the three and six months ended June 30, 2009 when compared to the prior comparable period was primarily attributable to the challenging global economic environment and resulting negative impact in VMware customers’ IT purchases. The VMware Virtual Infrastructure segment’s services revenues increased 32.4% to $227.0 for the three months ended June 30, 2009 and increased 39.4% to $440.1 for the six months ended June 30, 2009. Services revenues increased as a result of strong renewal, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. Given the reasons discussed above, we expect that license revenues will decline during the remainder of 2009 as compared to the same periods in 2008.

Consolidated revenues by geography were as follows:

	For the Three Months Ended		% Change
	June 30, 2009	June 30, 2008
United States	$1,680.6	$1,927.1	(12.8)%
Europe, Middle East and Africa	998.7	1,147.1	(12.9)
Asia Pacific	407.3	440.8	(7.6)
Latin America, Mexico and Canada	170.8	158.8	7.6

	For the Six Months Ended		% Change
	June 30, 2009	June 30, 2008
United States	$3,319.5	$3,812.5	(12.9)%
Europe, Middle East and Africa	1,985.3	2,199.7	(9.7)
Asia Pacific	781.6	820.6	(4.8)
Latin America, Mexico and Canada	321.7	311.1	3.4

Revenues decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 in all of our markets with the exception of Latin America, Mexico and Canada due to the challenging global economic environment and resulting negative impact in customers’ IT purchases. Revenues improved in Latin America, Mexico and Canada primarily due to increased services revenues. Changes in exchange rates contributed 3.7% and 3.6% to the overall revenue decrease for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Changes in exchange rates favorably impacted revenue growth by 2.7% and 2.5% for the three and six months ended June 30, 2008, respectively. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation.

	For the Three Months Ended		$ Change	% Change
	June 30, 2009	June 30, 2008
Cost of revenue:
Information Storage	$1,274.3	$1,395.6	$(121.3)	(8.7)%
Content Management and Archiving	68.5	76.7	(8.2)	(10.7)
RSA Information Security	45.4	43.1	2.3	5.3
VMware Virtual Infrastructure	71.2	71.6	(0.4)	(0.6)
Corporate reconciling items	54.1	58.3	(4.2)	(7.2)

Total cost of revenue	1,513.6	1,645.3	(131.7)	(8.0)

Gross margins:
Information Storage	1,200.5	1,477.7	(277.2)	(18.8)
Content Management and Archiving	111.8	127.3	(15.5)	(12.2)
RSA Information Security	101.7	100.9	0.8	0.8
VMware Virtual Infrastructure	383.9	381.0	2.9	0.8
Corporate reconciling items	(54.1)	(58.3)	4.2	7.2

Total gross margin	1,743.8	2,028.6	(284.8)	(14.0)

Operating expenses:
Research and development (1)	397.9	442.5	(44.6)	(10.1)
Selling, general and administrative (2)	1,051.2	1,135.7	(84.5)	(7.4)
Restructuring charge	33.2	—	33.2	NM

Total operating expenses	1,482.3	1,578.2	(95.9)	(6.1)

Operating income	261.5	450.4	(188.9)	(41.9)
Investment income, interest expense and other expense, net	(12.8)	11.9	(24.7)	NM

Income before income taxes	248.7	462.3	(213.6)	(46.2)
Income tax provision	38.0	94.4	(56.4)	(59.7)

Net income	210.6	367.8	(157.2)	(42.7)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(5.4)	(7.7)	2.3	29.9

Net income attributable to EMC Corporation	$205.2	$360.1	$(154.9)	(43.0)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended		$ Change	% Change
	June 30, 2009	June 30, 2008
Cost of revenue:
Information Storage	$2,508.8	$2,716.5	$(207.7)	(7.6)%
Content Management and Archiving	140.2	151.0	(10.8)	(7.2)
RSA Information Security	89.1	83.5	5.6	6.7
VMware Virtual Infrastructure	137.5	140.2	(2.7)	(1.9)
Corporate reconciling items	105.5	114.8	(9.3)	(8.1)

Total cost of revenue	2,981.1	3,206.0	(224.9)	(7.0)

Gross margins:
Information Storage	2,329.4	2,868.6	(539.2)	(18.8)
Content Management and Archiving	214.4	238.2	(23.8)	(10.0)
RSA Information Security	200.8	195.5	5.3	2.7
VMware Virtual Infrastructure	788.0	750.6	37.4	5.0
Corporate reconciling items	(105.5)	(114.8)	9.3	8.1

Total gross margin	3,427.0	3,938.0	(511.0)	(13.0)

Operating expenses:
Research and development (3)	781.2	876.0	(94.8)	(10.8)
Selling, general and administrative (4)	2,076.0	2,217.9	(141.9)	(6.4)
In-process research and development	—	79.2	(79.2)	(100.0)
Restructuring charge (credit)	48.8	(0.4)	49.2	NM

Total operating expenses	2,906.0	3,172.8	(266.8)	(8.4)

Operating income	521.1	765.2	(244.1)	(31.9)
Investment income, interest expense and other expense, net	(29.3)	41.2	(70.5)	NM

Income before income taxes	491.8	806.4	(314.6)	(39.0)
Income tax provision	75.9	180.8	(104.9)	(58.0)

Net income	416.0	625.6	(209.6)	(33.5)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(16.7)	(13.9)	(2.8)	(20.1)

Net income attributable to EMC Corporation	$399.3	$611.8	$(212.5)	(34.7)%

(1)	Amount includes corporate reconciling items of $48.6 and $42.3 for the three months ended June 30, 2009 and 2008, respectively.
(2)	Amount includes corporate reconciling items of $87.5 and $88.6 for the three months ended June 30, 2009 and 2008, respectively.
(3)	Amount includes corporate reconciling items of $93.4 and $84.1 for the six months ended June 30, 2009 and 2008, respectively.
(4)	Amount includes corporate reconciling items of $172.8 and $175.3 for the six months ended June 30, 2009 and 2008, respectively.

NM	– not measurable

Gross Margins

For the three months ended June 30, 2009 and 2008, our gross margin percentages were 53.5% and 55.2%, respectively. The decline in the gross margin percentage in the second quarter of 2009 compared to 2008 was primarily attributable to the Information Storage segment, which decreased overall gross margins by 174 basis points, the Content Management and Archiving segment, which decreased overall gross margins by 8 basis points and the RSA Information Security segment, which decreased overall gross margins by 2 basis points. These declines were partially offset by a 4 basis point gross margin contribution from the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

VMware Virtual Infrastructure segment. The decrease in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and transition costs, increased the consolidated gross margin percentage by 10 basis points.

For the six months ended June 30, 2009 and 2008, our gross margin percentages were 53.5% and 55.1%, respectively. The decline in the gross margin percentage in the six months ended June 30, 2009 compared to 2008 was primarily attributable to the Information Storage segment, which decreased overall gross margins by 195 basis points, the Content Management and Archiving segment, which decreased overall gross margins by 7 basis points and the RSA Information Security segment, which decreased overall gross margins by 1 basis point. These declines were partially offset by gross margin improvements in the VMware Virtual Infrastructure segment, which contributed 27 basis points. The decrease in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and transition costs, increased the consolidated gross margin percentage by 16 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The decrease of $4.2 in the corporate reconciling items for the three months ended June 30, 2009 was attributable to a $8.7 decrease in intangible asset amortization expense associated with acquisitions consummated in prior years, partially offset by an $3.2 increase in stock-based compensation expense and $1.3 in transition costs. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure. The decrease of $9.3 in the corporate reconciling items for the six months ended June 30, 2009 was attributable to a $16.3 decrease in intangible asset amortization expense associated with acquisitions consummated in prior years, partially offset by a $4.8 increase in stock-based compensation expense and $2.2 in transition costs.

The gross margin percentages for the Information Storage segment were 48.5% and 51.4% for the second quarters of 2009 and 2008, respectively, and 48.1% and 51.4% for the six months ended June 30, 2009 and 2008, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily attributable to lower sales volume and the acquisition of Iomega in June 2008. Iomega operates within the consumer and small business marketplace which historically has had lower gross margins than marketplaces typically served by our Information Storage segment.

The gross margin percentages for the Content Management and Archiving segment were 62.0% and 62.4% for the second quarters of 2009 and 2008, respectively, and 60.5% and 61.2% for the six months ended June 30, 2009 and 2008, respectively. The decrease in gross margin percentage for the three months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to the reduction in the mix of software license revenues as a percentage of total segment revenues. The decrease in gross margin percentage for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to a decline in the professional services margin. Software license revenues as a percentage of total revenues decreased to 33.7% for both the three and six months ended June 30, 2009 from 35.9% and 33.9% for the three and six months ended June 30, 2008, respectively.

The gross margin percentages for the RSA Information Security segment were 69.1% and 70.1% for the second quarters of 2009 and 2008, respectively, and 69.3% and 70.1% for the six months ended June 30, 2009 and 2008, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily attributable to the reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased to 53.0% and 52.7% for the three and six months ended June 30, 2009, respectively, from 58.9% and 58.1% for the three and six months ended June 30, 2008, respectively.

The gross margin percentages for VMware Virtual Infrastructure were 84.4% and 84.2% for the second quarters of 2009 and 2008, respectively, and 85.1% and 84.3% for the six months ended June 30, 2009 and 2008, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily attributable to improved margins earned on both professional services and maintenance services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Research and Development

As a percentage of revenues, R&D expenses were 12.2% and 12.0% for the three months ended June 30, 2009 and 2008, respectively, and 12.2% and 12.3% for the six months ended June 30, 2009 and 2008, respectively. R&D expenses decreased $44.6 and $94.8 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to a reduction in personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, facilities costs and materials costs. Personnel-related costs decreased by $26.8 and $66.6, the cost of facilities decreased by $10.4 and $16.0 and the cost of materials to support new product development decreased by $6.7 and $9.4 for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008. For the three and six months ended June 30, 2009, personnel-related and facilities costs declined primarily due to savings achieved as a result of our 2008 restructuring programs and our cost savings initiatives. Capitalized software development costs, which reduce R&D expense, decreased $0.4 for the three months ended June 30, 2009 and increased $32.9 for the six months ended June 30, 2009 compared to the same periods in 2008.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $6.3 and $9.3 to $48.6 and $93.4 for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008. Stock-based compensation expense increased $4.3 and $6.7, intangible asset amortization increased $0.4 and $0.6 and transition costs were $1.6 and $2.0 for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9.1% and 9.5% for the three months ended June 30, 2009 and 2008, respectively, and 9.4% and 9.6% for the six months ended June 30, 2009 and 2008, respectively. R&D expenses decreased $49.8 and $86.7 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a reduction in personnel-related costs, facilities costs and materials costs. Personnel-related costs decreased by $28.9 and $53.3, the cost of facilities decreased by $9.1 and $16.8 and the cost of materials to support new product development decreased by $6.6 and $9.3 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. For the three and six months ended June 30, 2009, personnel-related and facilities costs declined primarily due to savings achieved as a result of our 2008 restructuring programs and our cost savings initiatives. Capitalized software development costs, which reduce R&D expense, decreased $3.4 for the three months ended June 30, 2009 and increased $4.2 for the six months ended June 30, 2009.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 20.6% and 20.9% for the three months ended June 30, 2009 and 2008, respectively, and 18.9% and 21.6% for the six months ended June 30, 2009 and 2008, respectively. R&D expenses decreased $1.1 and $17.4 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a reduction in personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting, which decreased $2.2 and $20.0, respectively. Personnel-related costs declined primarily due to an increase in capitalized software development costs of $3.0 and $28.7 for the three and six months ended June 30, 2009, respectively, which reduce R&D expense.

Selling, General and Administrative

As a percentage of revenues, SG&A expenses were 32.3% and 30.9% for the three months ended June 30, 2009 and 2008, respectively, and 32.4% and 31.0% for the six months ended June 30, 2009 and 2008, respectively. SG&A expenses decreased $84.5 and $141.9 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a reduction in personnel-related and travel costs. Personnel-related costs decreased by $58.6 and $98.1 and travel costs decreased by $18.8 and $35.3 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. For the three and six months ended June 30, 2009, personnel-related and travel costs declined primarily due to savings achieved as a result of our 2008 restructuring programs and our cost savings initiatives. Partially offsetting these decreases were a $4.6 and $12.6 increase in depreciation expense for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily associated with 2008 acquisitions.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs decreased $1.1 and $2.5 to $87.5 and $172.8 for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008. Stock-based compensation decreased $5.9 and $16.3 and intangible asset amortization

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

decreased $1.1 and $0.5 for three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. Partially offsetting these decreases were transition costs of $5.9 and $14.3 for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2009, the decrease in stock-based compensation expense was primarily attributable to a decreased vesting percentage of contingent performance awards. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.6% and 27.0% for the three months ended June 30, 2009 and 2008, respectively, and 28.0% and 27.0% for the six months ended June 30, 2009 and 2008, respectively. SG&A expenses decreased $96.1 and $158.4 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a reduction in personnel-related and travel costs. Personnel-related costs decreased by $71.4 and $118.1 and travel costs decreased by $15.2 and $28.5 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. For the three and six months ended June 30, 2009, personnel-related and travel costs declined primarily due to savings achieved as a result of our 2008 restructuring programs and our cost savings initiatives.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 42.0% and 39.5% for the three months ended June 30, 2009 and 2008, respectively, and 40.0% and 39.4% for the six months ended June 30, 2009 and 2008, respectively. SG&A expenses increased $12.7 and $19.1 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase in SG&A expenses in 2009 was consisted primarily of higher salaries and benefits due to increase in sales, marketing and other administrative personnel added to the organization.

In-Process Research and Development

We incurred no in-process research and development (“IPR&D”) charges in 2009. IPR&D charges for the three and six month ended June 30, 2008 were $0.0 and $79.2, respectively.

For the six months ended June 30, 2008, two IPR&D projects related to the acquisition of Pi Corporation (“Pi”) and one IPR&D project related to the acquisition of Infra Corporation Pty Limited (“Infra”) were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project.

Restructuring and Other Special Charges

For the three and six months ended June 30, 2009, we incurred restructuring and other special charges of $33.2 and $48.8, respectively.

During the three months ended June 30, 2008, we recognized restructuring credits of $1.3 which is included in SG&A. For the six months ended June 30, 2008, we recognized restructuring credits of $1.7, of which $1.3 is included in SG&A.

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

Additionally, in the third quarter of 2008 we implemented a restructuring program resulting in a reduction in force of approximately 75 employees and the consolidation of excess facilities.

The charge for the three and six months ended June 30, 2009 was primarily attributable to recognizing additional expense related to the restructuring program implemented in the fourth quarter of 2008.

The credits for the three and six months ended June 30, 2008 were primarily attributable to lower than expected severance payments to our 2006 restructuring programs, partially offset by higher than expected severance payments to our 2007 and prior restructuring programs.

The activity for each charge is explained in the following sections.

2008 Restructuring Programs

The activity for the 2008 restructuring programs for the three and six months ended June 30, 2009 is presented below:

Three Months Ended June 30, 2009

Category	Balance as of March 31, 2009	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2009
Workforce reductions	$141.0	$15.9	$(42.2)	$114.8
Consolidation of excess facilities and other contractual obligations	4.2	6.6	(1.8)	9.0
Abandoned assets	—	6.1	(6.1)	—

Total	$145.2	$28.7	$(50.0)	$123.8

Six Months Ended June 30, 2009

Category	Balance as of December 31, 2008	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2009
Workforce reductions	$186.3	$23.2	$(94.7)	$114.8
Consolidation of excess facilities and other contractual obligations	2.4	15.7	(9.1)	9.0
Abandoned assets	—	6.1	(6.1)	—

Total	$188.7	$45.0	$(109.8)	$123.8

The adjustment to the workforce reductions provision is primarily attributable to individuals whose severance expense is being recognized ratably from the date of notification through their last day of work. These employees are required to render services beyond a minimum retention period in order to receive their severance. As of June 30, 2009, we had completed approximately 75% of the headcount reductions. The adjustment to the provision for the consolidation of excess facilities and other contractual obligations represents lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our 2008 restructuring programs. The adjustment for abandoned assets represents additional identified infrastructure determined to no longer have benefit and abandoned in the second quarter of 2009.

The remaining cash portion owed for the 2008 restructuring programs is $119.7. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the consolidation of excess facilities and other contractual obligations are expected to be paid out by the end of 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Prior Restructuring Programs

Prior to 2008, we had instituted several restructuring programs. The activity for these programs for the three and six months ended June 30, 2009 and 2008, respectively, is presented below:

Three Months Ended June 30, 2009

Category	Balance as of March 31, 2009	Adjustment to the Provision	Utilization	Balance as of June 30, 2009
Workforce reductions	$7.8	$1.7	$(2.7)	$6.9
Consolidation of excess facilities	19.0	—	(1.8)	17.2
Contractual and other obligations	0.7	0.4	—	1.1

Total	$27.5	$2.1	$(4.5)	$25.2

Six Months Ended June 30, 2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2009
Workforce reductions	$14.3	$0.9	$(8.4)	$6.9
Consolidation of excess facilities	20.9	—	(3.7)	17.2
Contractual and other obligations	0.9	0.4	(0.2)	1.1

Total	$36.1	$1.4	$(12.3)	$25.2

Three Months Ended June 30, 2008

Category	Balance as of March 31, 2008	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$61.7	$(0.8)	$(26.7)	$34.2
Consolidation of excess facilities	25.1	(0.5)	(3.3)	21.2
Contractual and other obligations	0.9	—	—	0.9

Total	$87.7	$(1.3)	$(30.0)	$56.3

Six Months Ended June 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of June 30, 2008
Workforce reductions	$96.8	$(1.2)	$(61.4)	$34.2
Consolidation of excess facilities	28.3	(0.5)	(6.5)	21.2
Contractual and other obligations	0.8	—	—	0.9

Total	$125.9	$(1.7)	$(67.9)	$56.3

The remaining cash portion owed for these programs is $22.5. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the excess facilities are expected to be paid out by the end of 2015. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

Investment Income

Investment income was $31.3 and $58.7 for the three months ended June 30, 2009 and 2008, respectively, and $71.2 and $135.9 for the six months ended June 30, 2009 and 2008, respectively. Investment income decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to lower weighted average returns on investments. The weighted average return on investments, excluding realized losses and gains, was 1.3% and 3.1% for the three months ended June 30, 2009 and 2008, respectively, and 1.4% and 3.4% for the six months ended June 30, 2009 and 2008, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Interest Expense

Interest expense was $44.2 and $44.0 for the three months ended June 30, 2009 and 2008, respectively, and $89.7 and $87.1 for the six months ended June 30, 2009 and 2008, respectively. Interest expense consists primarily of interest on the Notes. Included in interest expense are non-cash interest charges of $26.8 and $25.3 for the three months ended June 30, 2009 and 2008, respectively, and $53.1 and $50.3 for the six months ended June 30, 2009 and 2008, respectively. As a result of adopting FSP 14-1, we are accreting the Notes to their face value over their term. See Note 3 to the Consolidated Financial Statements.

Other Income (Expense), Net

Other expense, net was $0.0 and $(2.8) for the three months ended June 30, 2009 and 2008, respectively, and $(10.7) and $(7.6) for the six months ended June 30, 2009 and 2008, respectively. The increase in other expense for the six months ended June 30, 2009 was primarily attributable to greater foreign currency transaction losses when compared to the same period in 2008.

Provision for Income Taxes

Our effective income tax rates were 15.3% and 15.4% for the three and six months ended June 30, 2009, respectively. Our effective income tax rates were 20.4% and 22.4% for the three and six months ended June 30, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2008 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended June 30, 2008 to the three months ended June 30, 2009 due to the recognition of discrete tax benefits during the second quarter of 2009, principally from the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit. Additionally, in 2009 our tax rate was favorably impacted by an increase in tax credits. These benefits were substantially offset by income tax charges relating to recent acquisitions and an increase in our permanent book-tax differences.

Our effective income tax rate decreased from the six months ended June 30, 2008 to the six months ended June 30, 2009 due to the recognition of discrete tax benefits during the second quarter of 2009, principally from the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit. Additionally, the decrease in our effective tax rate was due to an increase in tax credits, as well as non-deductible IPR&D charges during the quarter ended March 31, 2008 which increased the 2008 effective tax rate. These benefits were partially offset by certain income tax charges relating to recent acquisitions and an increase in our permanent book-tax differences.

We have substantially concluded all U.S. federal income tax matters for years through 2006, with the completion of the 2005 and 2006 federal income tax audits during the quarter ended June 30, 2009. We have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $18 to $27 of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various tax authorities.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $5.4 and $7.7 for the three months ended June 30, 2009 and 2008, respectively, and $16.7 and $13.9 for the six months ended June 30, 2009 and 2008, respectively. VMware’s reported net income was $32.5 and $52.3 for the three months ended June 30, 2009 and 2008, respectively, and $102.5 and $95.4 for the six months ended June 30, 2009 and 2008, respectively. The weighted average non-controlling interest in VMware was approximately 16.6% and 14.7% for the three months ended June 30, 2009 and 2008, respectively, and approximately 16.3% and 14.5% for the six months ended June 30, 2009 and 2008, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Financial Condition

Cash provided by operating activities was $1,438.1 and $1,536.9 for the six months ended June 30, 2009 and 2008, respectively. Cash received from customers was $6,951.4 and $7,585.8 for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash received from customers was attributable to a reduction in sales volume. Cash paid to suppliers and employees was $5,348.6 and $5,947.5 for the six months ended June 30, 2009 and 2008, respectively. The decrease was attributable to a reduction in inventory purchases associated with a reduction in sales volume and our cost transformation program. Cash received from dividends and interest declined to $73.4 for the six months ended June 30, 2009 compared with $135.1 for the six months ended June 30, 2008, due to lower yields on our investments. For the six months ended June 30, 2009 and 2008, we paid $202.3 and $199.7, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $865.2 and $485.8 for the six months ended June 30, 2009 and 2008, respectively. Cash used for acquisitions and strategic and other related investments decreased $401.9 in 2009 compared to the same period in 2008. During the six months ended June 30, 2009, we also purchased $65.0 of Data Domain common stock. Capital additions were $205.5 and $326.4 for the six months ended June 30, 2009 and 2008, respectively. The lower level of capital additions was due to lower spending on infrastructure as part of our cost savings initiatives. Capitalized software development costs were $151.8 and $118.8 for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily attributable to increased software capitalization by VMware. VMware capitalized more costs during the first half of 2009 compared to the first half of 2008 primarily due to VMware vSphere 4 reaching technological feasibility during the third quarter of 2008. Net purchases of investments were $237.0 for the six months ended June 30, 2009 compared to net sales and maturities of $567.3 for the six months ended June 30, 2008. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash from financing activities was $1.9 for the six months ended June 30, 2009 compared to $312.2 used in financing activities for the six months ended June 30, 2008. For the six months ended June 30, 2008, we spent $687.0 to repurchase 44.4 million shares of our common stock. We made no share repurchases in the six months ended June 30, 2009. We generated $165.6 and $289.5 during the six months ended June 30, 2009 and 2008, respectively, from the exercise of stock options. In 2009, we repaid $152.2 for investment securities we had loaned from our investment portfolio.

In July 2009, we completed the acquisition of all of the capital stock of Data Domain, which resulted in a net cash outflow of $1,882.1.

We have a credit line of $50.0 in the United States. As of June 30, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2009, we were in compliance with the covenants. As of June 30, 2009, the aggregate amount of liabilities of our subsidiaries was approximately $3,700.0.

At June 30, 2009, our total cash, cash equivalents, and short-term and long-term investments were $10,024.2. This balance includes approximately $2,275.7 held by VMware and $3,736.6 held by EMC in overseas entities.

Investment Losses

For the three months ended June 30, 2009, we had other-than-temporary impairment losses of $4.8, of which $4.0 was recognized in other comprehensive loss and $0.8 was recognized in earnings.

For all of our securities where the amortized cost basis was greater than the fair value at June 30, 2009, we have concluded that currently we do not plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The significant components of the temporary impairments are as follows:

Auction Rate Securities

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $17.0, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95.0% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

Beginning in mid-February 2008, liquidity issues in the global credit markets resulted in the complete failure of auctions associated with our auction rate securities as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities which range from 2024 to 2046. We understand that issuers and financial markets are in the process of developing alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. We expect that we will receive the entire principal associated with these auction rate securities through one of the means described above, and accordingly, we did not experience credit losses within our Auction Rate Security portfolio. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations.

Asset- and Mortgage-Backed Securities

Our asset- and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.81 years and 2.96 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 55.0% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date, we have collected all interest payable on all these securities when due. For each security, regardless if it has a temporary decline in value, we analyzed the collateral value, collateral statistics, including the borrowers’ payment history and cash flows expected to be collected, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to the amortized cost basis in the security. In estimating these losses, we included the remaining payment terms of the security, prepayment speeds, expected defaults and whether subordinated interests are capable of absorbing estimated losses on the loans underlying the security. For those securities where the underlying collateral is not sufficient or the expected cash flows to be collected is less than the amortized cost basis, we have recognized the credit component of the other-than-temporary losses on these securities which aggregated $0.8 and $1.3 for the three and six months ended June 30, 2009, respectively. For the securities where the collateral and expected cash flows are deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure and the aforementioned items previously mentioned.

U.S. Corporate Debt Securities

Our U.S. corporate debt securities are predominantly rated A or better. The security issuers are from a cross section of industries, including banking and finance, insurance, consumer, industrial, technology and utilities. To mitigate concentration of risk, we impose sector limits at the portfolio and CUSIP level. The average maturity is 1.66 years. To date, we have collected all interest payable on all the debt securities when due and expect to continue to do so in the future. For each security with a temporary decline in value that fails internal thresholds, we have analyzed the issuers’ credit history, current financial standing and cash flows expected to be collected on the debt obligations. We expect that we will receive the entire principal associated with these securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS No. 166”). FAS No. 166 clarifies that the objective of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We do not expect FAS No. 166 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). FAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We are currently evaluating the potential impact of FAS No. 167 on our financial position and results of operations.

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

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation being conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government. By the same order of February 27, 2009, the U.S. District Court for the Eastern District of Arkansas also unsealed a complaint in intervention filed by the DoJ in June 2008 in this matter and directed that EMC be served with both complaints. The DoJ complaint, which adopts the claims advanced by the relators, asserts claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims. The DoJ and the relators seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. This action could lead to other related proceedings by various agencies of the federal government, which could result in suspension or debarment from sales to the federal government. We believe that we have meritorious factual and legal defenses to the claims raised and intend to defend this matter vigorously.

Derivative Demand Letters. In April 2009, we received two derivative demand letters sent on behalf of individuals purporting to be EMC shareholders. Both letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts complaints. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC.

Item 1A.	RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

We held $3.6 billion in short and long-term investments as of June 30, 2009. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

If our cost cutting measures are not successful, our business could be adversely affected.

A variety of factors could prevent us from achieving our goal of better aligning our revenues and cost structure. While we have achieved savings to date in 2009 from our cost savings initiatives, there is no assurance that we will be able to continue to achieve additional savings for the remainder of the year. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits. Should we implement certain cost reductions, there could be adverse consequences on our business which could have a material adverse effect on our results of operations or financial position.

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

In May of 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modifying the foreign tax credit rules and further restricting the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase the Company’s effective tax rate and adversely affect our profitability.

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

In addition, in 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations.” The standard, which is effective commencing in our 2009 fiscal year, will result in significant changes in accounting for acquisitions including our recently announced acquisition of Data Domain, Inc. Depending upon the number of and magnitude of acquisitions which we may consummate in 2009, the standard could have a material adverse effect on our business, results of operations or financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2009

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	1,622	$12.28	—	188,649,602
May 1, 2009 – May 31, 2009	74,064	$12.12	—	188,649,602
June 1, 2009 – June 30, 2009	64,968	$12.88	—	188,649,602

Total	140,654	$12.47	—	188,649,602

(1)	Represents shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EMC’s Annual Meeting of Shareholders was held on May 6, 2009. There was no solicitation in opposition to management’s nominees as listed in EMC’s proxy statement, and all such nominees were elected directors for a one-year term. The shareholders ratified the selection by the Audit Committee of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2009, approved an amendment to the EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan to increase by 30 million the number of shares available for grant under such plan, approved an amendment to EMC’s Bylaws to reduce the percentage of shares required for shareholders to call a special meeting of shareholders and rejected a shareholder proposal relating to an advisory vote on executive compensation. The results of the votes for each of these proposals were as follows:

1.	Election of Directors:

	FOR	AGAINST	ABSTAIN
Michael W. Brown	1,693,144,574	33,724,964	5,311,893
Randolph L. Cowen	1,692,630,922	34,123,252	5,427,257
Michael J. Cronin	1,696,777,442	30,102,599	5,301,390
Gail Deegan	1,705,087,278	21,819,926	5,274,226
John R. Egan	1,691,829,068	35,556,904	4,795,459
W. Paul Fitzgerald	1,697,339,106	29,805,183	5,037,142
Edmund F. Kelly	1,705,291,376	21,426,564	5,463,491
Windle B. Priem	1,691,099,996	35,620,516	5,460,619
Paul Sagan	1,705,562,500	21,123,410	5,495,521
David N. Strohm	1,691,510,362	35,153,620	5,517,449
Joseph M. Tucci	1,685,141,066	42,444,488	4,595,877

2.	Ratification of the selection by the Audit Committee of PricewaterhouseCoopers LLP as EMC’s independent auditors for the fiscal year ending December 31, 2009:

For:	1,711,680,650
Against:	17,449,227
Abstain:	3,051,554
Broker Non-Vote:	0

3.	Approval of an amendment to the EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan to increase by 30 million the number of shares of Common Stock available for grant under such plan:

For:	1,336,640,447
Against:	28,845,818
Abstain:	2,130,656
Broker Non-Vote:	364,564,510

4.	Approval of an amendment to EMC’s Bylaws to reduce the percentage of shares required for shareholders to call a special meeting of shareholders:

For:	1,694,213,135
Against:	34,734,911
Abstain:	3,233,385
Broker Non-Vote:	0

5.	Approval of a shareholder proposal relating to an advisory vote on executive compensation:

For:	641,170,005
Against:	654,300,427
Abstain:	72,142,811
Broker Non-Vote:	364,568,188

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 55 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 5, 2009	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (filed herewith)

4.1	Form of Stock Certificate. (2)

10.1	Fundamental Software, Inc. 2000 Stock Option/Stock Issuance Plan. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).