Form 10-Q
period 2009-09-30
EMC CORP
filed 2009-11-06
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2009

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2009 was 2,039,821,792.

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

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$5,518,359	$5,843,685
Short-term investments	617,535	963,292
Accounts and notes receivable, less allowance for doubtful accounts of $50,500 and $48,080	1,864,121	2,252,640
Inventories	810,925	842,803
Deferred income taxes	486,463	477,101
Other current assets	331,162	285,508

Total current assets	9,628,565	10,665,029
Long-term investments	2,291,672	2,370,493
Property, plant and equipment, net	2,218,632	2,223,007
Intangible assets, net	1,245,447	795,616
Other assets, net	944,703	773,631
Goodwill	9,222,725	7,046,799

Total assets	$25,551,744	$23,874,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$819,204	$757,405
Accrued expenses	1,864,892	1,901,884
Securities lending payable	—	412,321
Income taxes payable	13,378	136,802
Deferred revenue	2,220,602	2,010,024

Total current liabilities	4,918,076	5,218,436
Income taxes payable	241,506	255,182
Deferred revenue	1,257,876	1,182,360
Deferred income taxes	582,633	389,787
Long-term convertible debt	3,072,505	2,991,943
Other liabilities	212,880	180,917

Total liabilities	10,285,476	10,218,625

Commitments and contingencies (see Note 13)
EMC Corporation’s shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,039,822 and 2,012,938 shares	20,398	20,129
Additional paid-in capital	3,536,678	2,817,054
Retained earnings	11,368,693	10,671,212
Accumulated other comprehensive loss, net	(118,369)	(179,952)

Total EMC Corporation’s shareholders’ equity	14,807,400	13,328,443
Non-controlling interest in VMware, Inc.	458,868	327,507

Total shareholders’ equity	15,266,268	13,655,950

Total liabilities and shareholders’ equity	$25,551,744	$23,874,575

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(As Adjusted)		(As Adjusted)
Revenues:
Product sales	$2,200,581	$2,492,941	$6,174,971	$7,295,022
Services	1,317,049	1,222,651	3,750,773	3,564,503

	3,517,630	3,715,592	9,925,744	10,859,525
Costs and expenses:
Cost of product sales	1,107,400	1,156,063	3,177,935	3,350,199
Cost of services	470,013	500,809	1,380,559	1,512,641
Research and development	422,092	410,793	1,203,266	1,286,809
Selling, general and administrative	1,177,775	1,172,579	3,253,752	3,390,468
In-process research and development	—	—	—	79,204
Restructuring and acquisition-related charges	34,781	4,398	83,587	4,041

Operating income	305,569	470,950	826,645	1,236,163
Investment income	38,106	56,717	109,293	192,587
Interest expense	(46,227)	(44,501)	(135,928)	(131,614)
Other income (expense), net	28,022	(13,313)	17,281	(20,887)

Income before provision for income taxes	325,470	469,853	817,291	1,276,249
Income tax provision	20,602	63,309	96,462	244,060

Net income	304,868	406,544	720,829	1,032,189
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(6,688)	(13,133)	(23,348)	(27,007)

Net income attributable to EMC Corporation	$298,180	$393,411	$697,481	$1,005,182

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.15	$0.19	$0.35	$0.49

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.14	$0.19	$0.34	$0.48

Weighted average shares, basic	2,027,347	2,048,594	2,015,920	2,060,952

Weighted average shares, diluted	2,065,951	2,077,474	2,038,984	2,095,116

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
		(As Adjusted)
Cash flows from operating activities:
Cash received from customers	$10,600,727	$11,437,259
Cash paid to suppliers and employees	(8,098,216)	(8,842,798)
Dividends and interest received	95,024	192,651
Interest paid	(39,550)	(55,270)
Income taxes paid	(232,257)	(233,500)

Net cash provided by operating activities	2,325,728	2,498,342

Cash flows from investing activities:
Additions to property, plant and equipment	(277,589)	(490,066)
Capitalized software development costs	(222,432)	(209,441)
Purchases of short and long-term available for sale securities	(4,224,872)	(2,200,508)
Sales and maturities of short and long-term available for sale securities	4,880,173	2,766,087
Acquisitions, net of cash acquired	(2,664,141)	(678,218)
Increase in strategic and other related investments	(152,667)	(4,410)

Net cash used in investing activities	(2,661,528)	(816,556)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	226,276	176,774
Issuance of VMware’s common stock from the exercise of stock options	166,523	167,417
Repayments on securities lending	(412,321)	—
Repurchase of EMC’s common stock	—	(1,119,986)
Excess tax benefits from stock-based compensation	25,355	96,046
Payment of short and long-term obligations	(19,836)	(5,678)
Proceeds from short and long-term obligations	1,615	2,125

Net cash used in financing activities	(12,388)	(683,302)

Effect of exchange rate changes on cash and cash equivalents	22,862	(6,995)

Net (decrease) increase in cash and cash equivalents	(325,326)	991,489
Cash and cash equivalents at beginning of period	5,843,685	4,482,211

Cash and cash equivalents at end of period	$5,518,359	$5,473,700

Reconciliation of net income to net cash provided by operating activities:
Net income	$720,829	$1,032,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791,043	785,871
Non-cash interest expense on convertible debt	80,562	76,286
Non-cash restructuring and in-process research and development	22,138	80,705
Stock-based compensation expense	420,947	357,668
Increase in provision for doubtful accounts	15,160	16,615
Deferred income taxes, net	8,101	588
Excess tax benefits from stock-based compensation	(25,355)	(96,046)
Gain on Data Domain and SpringSource common stock	(25,822)	—
Other, net	(13,567)	(4,135)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	455,116	270,942
Inventories	(61,265)	4,039
Other assets	(35,483)	(68,180)
Accounts payable	66,868	14,096
Accrued expenses	(175,982)	(286,691)
Income taxes payable	(143,896)	4,326
Deferred revenue	204,707	290,177
Other liabilities	21,627	19,892

Net cash provided by operating activities	$2,325,728	$2,498,342

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(As Adjusted)		(As Adjusted)
Net income	$304,868	$406,544	$720,829	$1,032,189

Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	19,726	(11,136)	30,474	(10,249)
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes (benefits) of $(1,168), $(9,336), $19,917 and $(20,873)	39	(15,424)	30,650	(33,081)
Other-than-temporary investment losses, excluding credit losses recognized in the Consolidated Income Statements, net of tax benefits of $(62), $0, $(1,446) and $0	(113)	—	(2,684)	—
Other-than-temporary investment losses reclassified to net income, net of tax benefits of $1,384, $0, $1,384 and $0	2,571	—	2,571	—
Changes in market value of derivatives, net of taxes (benefits) of $385, $147, $(57) and $121	895	1,329	572	1,091

Other comprehensive income (loss)	23,118	(25,231)	61,583	(42,239)

Comprehensive income	327,986	381,313	782,412	989,950
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(6,688)	(13,133)	(23,348)	(27,007)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(191)	—	(515)	—

Comprehensive income attributable to EMC Corporation	$321,107	$368,180	$758,549	$962,943

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 30, 2009:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	26,713	267	226,009	—	—	—	226,276
Tax benefit from stock options exercised	—	—	9,626	—	—	—	9,626
Restricted stock grants net of cancellations and withholdings	171	2	(49,203)	—	—	—	(49,201)
Stock options issued in business acquisitions	—	—	83,780	—	—	—	83,780
Stock-based compensation expense	—	—	426,654	—	—	—	426,654
Impact from equity transactions of VMware, Inc.	—	—	22,758	—	—	107,498	130,256
Change in market value of investments	—	—	—	—	30,650	515	31,165
Change in market value of derivatives	—	—	—	—	572	—	572
Non-credit other-than-temporary losses on investments	—	—	—	—	(113)	—	(113)
Currency translation adjustment	—	—	—	—	30,474	—	30,474
Net income	—	—	—	697,481	—	23,348	720,829

Balance, September 30, 2009	2,039,822	$20,398	$3,536,678	$11,368,693	$(118,369)	$458,868	$15,266,268

For the nine months ended September 30, 2008:

(As Adjusted)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2008	2,102,187	$21,022	$3,462,673	$9,396,108	$(8,449)	$188,988	$13,060,342
Stock issued through stock option and stock purchase plans	15,831	158	176,616	—	—	—	176,774
Tax benefit from stock options exercised	—	—	108,913	—	—	—	108,913
Restricted stock grants net of cancellations and withholdings	(1,578)	(15)	(51,017)	—	—	—	(51,032)
Repurchase of common stock	(75,685)	(757)	(1,119,229)	—	—	—	(1,119,986)
Stock options issued in business acquisitions	—	—	4,057	—	—	—	4,057
Stock-based compensation expense	—	—	375,522	—	—	—	375,522
Impact from equity transactions of VMware, Inc.	—	—	31,888	—	—	79,294	111,182
Change in market value of investments	—	—	—	—	(33,081)	—	(33,081)
Change in market value of derivatives	—	—	—	—	1,091	—	1,091
Currency translation adjustment	—	—	—	—	(10,249)	—	(10,249)
Net income	—	—	—	1,005,182	—	27,007	1,032,189

Balance, September 30, 2008	2,040,755	$20,408	$2,989,423	$10,401,290	$(50,688)	$295,289	$13,655,722

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

Effective January 1, 2009, we adopted new authoritative guidance relating to the accounting for convertible debt instruments. The guidance changed the accounting treatment for certain convertible securities including our convertible debt. Under the guidance, issuers are required to allocate the bond proceeds into a debt portion and a conversion option. The allocation of the bond portion is based upon the fair value of the debt without the equity conversion option. The residual value is allocated to the conversion option which is accounted for as additional paid-in capital. As a result of this change, the bonds are recorded at a discount which is amortized over the instrument’s expected life using the effective interest method, resulting in additional non-cash interest expense.

We revised prior period financial statements by reclassifying $669.1 million of our convertible debt associated with our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) to additional paid-in capital and increased interest expense by $26.0 million and $76.3 million for the three and nine months ended September 30, 2008, respectively. See Note 3. The revision reduced net income attributable to EMC Corporation by $17.9 million and $52.4 million for the three and nine months ended September 30, 2008, respectively, and reduced both basic and diluted net income attributable to EMC Corporation common shareholders by $0.01 and $0.02 for the three and nine months ended September 30, 2008, respectively. Retained earnings as of January 1, 2008 were reduced by $74.2 million.

Effective January 1, 2009, we adopted new authoritative guidance for non-controlling interests in Consolidated Financial Statements. The guidance requires that (a) the ownership interest in subsidiaries be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement, and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently within equity. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interest in its subsidiary, the parent sells some of its ownership interest or the subsidiary issues additional ownership interests. Upon adoption of the guidance, previously reported financial statements were revised and we

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reclassified the previously reported Minority interest in VMware to a component of shareholders’ equity as non-controlling interest in VMware, Inc. Previously reported Minority interest was renamed Net income attributable to the non-controlling interest in VMware, Inc. See Note 4.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three and nine-month periods ended September 30, 2009 and 2008.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance was implemented on January 1, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued authoritative guidance for the transfer of assets, which clarifies whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We do not expect the guidance to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We are currently evaluating the potential impact of the guidance on our financial position and results of operations.

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.

In September 2009, the FASB issued authoritative guidance on software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

multiple deliverable arrangements. This guidance is effective in 2011, and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.

2.  Acquisitions

In the second quarter of 2009, we acquired all of the outstanding capital stock of Configuresoft, Inc. (“Configuresoft”), a provider of server configuration, change and compliance management software. The acquisition complements and extends our server configuration management solutions within the Information Storage segment.

In the third quarter of 2009, we acquired all of the outstanding capital stock of Data Domain, Inc. (“Data Domain”), a provider of storage solutions for backup and archive applications based on deduplication technology. Data Domain deduplication storage systems are designed to deliver reliable, efficient and cost-effective solutions that enable enterprises of all sizes to manage, retain and protect their data. This acquisition further complements and expands our Information Storage business.

The purchase price for Data Domain, net of cash and investments, was approximately $2,017.3 million, which consisted of $1,933.9 million of cash consideration, including $65.0 million paid in the second quarter of 2009, and $83.4 million for the fair value of our stock options granted in exchange for existing Data Domain options. We incurred $12.0 million of transaction costs for financial advisory, legal and accounting services, which costs are included in restructuring and acquisition-related charges in our Consolidated Income Statements. The fair value of our stock options issued to employees of Data Domain was estimated using a Black-Scholes option pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted average assumptions:

Expected term (in years)	2.3
Expected volatility	37.0%
Risk-free interest rate	1.2%

The consolidated financial statements include the results of Data Domain from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

The following represents the allocation of the Data Domain purchase price (table in thousands):

Trade accounts receivable (approximates contractual value)	$72,455
Other current assets	9,275
Property and equipment	40,403
Intangible assets:
Completed technology (weighted-average useful life of 2.6 years)	106,300
Customer maintenance relationships (weighted-average useful life of 5.8 years)	133,700
Customer product relationships (weighted-average useful life of 4.2 years)	111,500
Tradename (weighted-average useful life of 2.0 years)	6,400
In-process research and development	174,600

Total intangible assets	532,500
Other long-term assets	60
Goodwill	1,658,321
Current liabilities	(67,212)
Income tax payable	(4,671)
Deferred revenue	(60,800)
Deferred income taxes	(152,818)
Long-term liabilities	(10,243)

Total purchase price	$2,017,270

The total weighted-average amortization period for intangible assets is 4.3 years. The intangible assets are being amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired three in-process research and development (“IPR&D”) projects. The value assigned to the IPR&D projects was determined utilizing the income approach by determining cash flow projections relating to the projects. We

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

applied discount rates ranging from 19% to 21% to determine the value of the IPR&D projects. Each IPR&D project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill associated with this acquisition is reported within our Information Storage segment. None of the goodwill is deductible for tax purposes. The goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, which we believe will result in incremental revenue and profitability.

In the third quarter of 2009, we acquired all of the capital stock of FastScale Technology, Inc., a provider of software platforms and solutions that optimizes deployments for physical, virtual and cloud infrastructures. This acquisition complements and extends our Information Storage segment.

In the third quarter of 2009, we acquired all of the capital stock of Kazeon Systems, Inc., a provider of eDiscovery products and solutions which allow corporations, legal service providers and law firms to efficiently search, classify and analyze the growing volumes of information dispersed through their networks. This acquisition complements and extends our Content Management and Archiving segment.

In the third quarter of 2009, VMware acquired the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), a leader in enterprise and web application development and management. Through the acquisition of SpringSource, VMware plans to deliver new solutions that enable companies to more efficiently build, run and manage applications within both internal and external cloud architectures that can host both existing and new applications. These solutions will extend VMware’s strategy to deliver Platform-as-a-Service solutions that can be hosted at customer datacenters or at service providers. This acquisition will also support VMware’s mission to simplify enterprise information technology and make customer environments more efficient, scalable and easier to manage. The purchase price for SpringSource, net of cash acquired, was approximately $372.5 million, which consisted of $356.3 million of cash consideration and $16.2 million for the fair value of VMware stock options granted in exchange for existing SpringSource options.

Intangible assets, excluding goodwill, as of September 30, 2009 and December 31, 2008 consist of (tables in thousands):

	Nine Months Ended September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,059,331	$(707,893)	$351,438
Patents	62,170	(62,129)	41
Software licenses	76,673	(55,749)	20,924
Trademarks and tradenames	153,282	(53,908)	99,374
Customer relationships and customer lists	899,128	(306,808)	592,320
IPR&D	175,030	—	175,030
Other	22,337	(16,017)	6,320

Total intangible assets, excluding goodwill	$2,447,951	$(1,202,504)	$1,245,447

	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$913,531	$(613,145)	$300,386
Patents	62,170	(62,126)	44
Software licenses	72,263	(45,582)	26,681
Trademarks and tradenames	139,536	(44,620)	94,916
Customer relationships and customer lists	607,428	(240,875)	366,553
Other	21,003	(13,967)	7,036

Total intangible assets, excluding goodwill	$1,815,931	$(1,020,315)	$795,616

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the period ended September 30, 2009 consist of the following (table in thousands):

	Nine Months Ended September 30, 2009
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$3,300,463	$1,403,547	$1,530,809	$811,980	$7,046,799
Goodwill acquired	1,788,683	37,783	—	341,818	2,168,284
Fair market value adjustment for investments in Data Domain and SpringSource	19,963	—	—	5,859	25,822
Tax deduction from exercise of stock options	(83)	—	(586)	—	(669)
Finalization of purchase price allocations	(7,844)	(1,600)	(2,713)	(5,354)	(17,511)

Balance, September 30, 2009	$5,101,182	$1,439,730	$1,527,510	$1,154,303	$9,222,725

The fair value adjustment for investments in Data Domain and SpringSource represent gains on their respective common stock. As part of the acquisition of these entities, our previously held investments were re-measured to fair value, resulting in $25.8 million of gains.

The results of the acquired companies have been included in our consolidated results of operations from their respective dates of acquisition. The following pro forma information gives effect to all the business combinations that were completed in the three and nine months ended September 30, 2009 as if the business combinations occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the business combinations been in effect for the periods presented (table in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$3,525,109	$3,803,979	$10,061,751	$11,086,155
Net income attributable to EMC Corporation common shareholders	285,502	363,140	657,777	922,139
Net income per weighted average share attributable to EMC Corporation common shareholders, basic	$0.14	$0.18	$0.33	$0.45
Net income per weighted average share attributable to EMC Corporation common shareholders, diluted	$0.14	$0.17	$0.32	$0.44

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The carrying amount reported in the consolidated balance sheet as of September 30, 2009 for our long-term convertible debt was $3,072.5 million. The fair value of the long-term convertible debt as of September 30, 2009 was $4,162.7 million based on active market prices for the debt.

The following tables represent the key components of our convertible debt (tables in thousands):

	For the Three Months Ended
	September 30, 2009	September 30, 2008
Contractual interest expense on the coupon	$15,094	$15,094
Amortization of the discount component recognized as interest expense	27,483	26,009

Total interest expense on the convertible debt	$42,577	$41,103

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Contractual interest expense on the coupon	$45,282	$45,282
Amortization of the discount component recognized as interest expense	80,562	76,286

Total interest expense on the convertible debt	$125,844	$121,568

As of September 30, 2009, the unamortized discount consists of $133.1 million which will be amortized over 2.3 years and an unamortized discount of $244.4 million which will be amortized over 4.3 years. The effective interest rate on the Notes was 5.6% for the quarters ended September 30, 2009 and 2008. The carrying amount of the equity component was $669.1 million at both September 30, 2009 and December 31, 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.   Non-controlling Interest in VMware, Inc.

The effects of changes in our ownership interest in VMware on our equity were as follows (table in thousands):

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Net income attributable to EMC Corporation	$697,481	$1,005,182

Transfers (to) from the non-controlling interest in VMware:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	63,181	74,656
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(40,423)	(42,768)

Net transfers from non-controlling interest	22,758	31,888

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$720,239	$1,037,070

5.   Derivatives

We hedge our exposure in foreign currency-denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value, and the changes in fair value from these contracts are recorded in other income (expense), net, in the consolidated income statement. These derivative contracts mature in less than one year.

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions and commodity option contracts to hedge our exposure on a portion of our forecasted energy expense transactions. These derivatives are designated as cash flow hedges and we did not have any derivatives designated as fair value hedges as of September 30, 2009 and December 31, 2008. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive loss until the underlying forecasted transactions occur. To achieve hedge accounting, the criteria specified in authoritative guidance must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the consolidated income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the consolidated income statement, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to other income (expense), net, in the consolidated income statement in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the major types of derivative instruments outstanding as of September 30, 2009 and December 31, 2008 (table in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$1,311	Other assets	$4,977

Total derivatives designated as hedging instruments:		$1,311		$4,977

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$41,976	Other assets	$39,065

Total derivatives not designated as hedging instruments:		$41,976		$39,065

Total asset derivatives		$43,287		$44,042

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$1,813	Accrued expenses	$5,603
Commodity derivatives	Accrued expenses	308		—

Total derivatives designated as hedging instruments:		$2,121		$5,603

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$39,665	Accrued expenses	$34,347
Embedded derivatives with foreign exchange provisions	Accrued expenses	972		—

Total derivatives not designated as hedging instruments:		$40,637		$34,347

Total liability derivatives		$42,758		$39,950

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables provide the effect derivative instruments had on other comprehensive loss (“OCI”) and results of operations (tables in thousands):

The Effect of Derivative Instruments on the Consolidated Income Statements For the Three Months Ended September 30, 2009 and 2008
Derivatives Designated as Hedging Instruments under Statement 133 – Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(6,883)	$20,064	Product sales	$(9,751)	$27,954	Other expense, net	$(1,952)	$(975)
			SG&A	2,512	(9,366)
Commodity derivatives	924	—		—	—		—	—

Total	$(5,959)	$20,064	Total	$(7,239)	$18,588	Total	$(1,952)	$(975)

Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of Gain or (Loss) Recognized in Other expense, net
	2009	2008
Foreign exchange contracts	$9,151	$1,761
Embedded derivatives with foreign exchange provisions	(828)	—

Total	$8,323	$1,761

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Effect of Derivative Instruments on the Consolidated Income Statements For the Nine Months Ended September 30, 2009 and 2008
Derivatives Designated as Hedging Instruments under Statement 133 – Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(12,704)	$9,086	Product sales	$(14,664)	$17,673	Other expense, net	$(4,472)	$(3,577)
			SG&A	1,142	(9,799)
Commodity derivatives	(303)	—		—	—		—	—

Total	$(13,007)	$9,086	Total	$(13,522)	$7,874	Total	$(4,472)	$(3,577)

Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of Gain or (Loss) Recognized in Other expense, net
	2009	2008
Foreign exchange contracts	$6,088	$(5,952)
Embedded derivatives with foreign exchange provisions	(1,849)	—

Total	$4,239	$(5,952)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Investments and Fair Value

In 2008, we adopted new authoritative guidance for fair value measurements that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

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

In the second quarter of 2009, we adopted new authoritative literature that requires the credit component of an other-than-temporary impairment of investments in debt securities to be recognized in earnings and the non-credit component to be recognized in other comprehensive loss when the securities are not intended to be sold and it is more likely than not that we will not be required to sell the security prior to the recovery. The adoption of the pronouncement required the recording of a cumulative effect adjustment to retained earnings with a corresponding adjustment to other comprehensive loss equal to the present value of the cash flows expected to be collected less the amortized cost basis of the debt securities held at March 31, 2009 for which an other-than-temporary impairment was previously recognized for securities that we do not intend to sell nor is it more likely than not that we will be required to sell before recovery of its amortized cost basis. We elected not to record the cumulative effect adjustment, as the amount was de minimis to our financial condition.

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At September 30, 2009, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2009. At September 30, 2009, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing service vendors for identical or similar assets. At September 30, 2009 and December 31, 2008, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our investments at September 30, 2009 and December 31, 2008 (tables in thousands):

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,343,045	$16,087	$(539)	$1,358,593	$—
U.S. corporate debt securities	564,978	8,814	(457)	573,335	—
Asset and mortgage-backed securities	78,458	735	(4,259)	74,934	(776)
Municipal obligations	440,234	5,097	(682)	444,649	—
Auction rate securities	257,019	—	(26,389)	230,630	—
Foreign debt securities	224,693	2,413	(40)	227,066	—

Total	$2,908,427	$33,146	$(32,366)	$2,909,207	$(776)

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,102,739	$28,040	$(249)	$1,130,530	$—
U.S. corporate debt securities	463,874	1,193	(13,254)	451,813	—
Asset and mortgage-backed securities	304,769	7	(41,392)	263,384	(2,690)
Municipal obligations	1,230,772	15,786	(3,250)	1,243,308	—
Auction rate securities	230,217	—	(31,048)	199,169	—
Foreign debt securities	45,944	560	(923)	45,581	—

Total	$3,378,315	$45,586	$(90,116)	$3,333,785	$(2,690)

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2009 (table in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,174,748	$—	$—	$1,174,748
Cash equivalents	4,343,611	—	—	4,343,611
U.S. government and agency obligations	761,073	597,520	—	1,358,593
U.S. corporate debt securities	—	573,335	—	573,335
Asset and mortgage-backed securities	—	74,934	—	74,934
Municipal obligations	—	444,649	—	444,649
Auction rate securities	—	—	230,630	230,630
Foreign debt securities	—	227,066	—	227,066

Total cash and investments	$6,279,432	$1,917,504	$230,630	$8,427,566

Other items:
Foreign exchange derivative assets	$—	$43,287	$—	$43,287
Foreign exchange derivative liabilities	—	42,450	—	42,450
Commodity derivative liabilities	—	308	—	308

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 2% at September 30, 2009 versus 5% at December 31, 2008 as credit spreads on AA-rated banks have improved.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three and nine months ended September 30, 2009 (table in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$196,508	$199,169
Transfers in from acquisitions	30,648	30,648
Sales	(1,800)	(3,899)
Decrease in previously recognized unrealized losses included in other comprehensive income	5,274	4,712

Balance at September 30, 2009	$230,630	$230,630

Unrealized losses on investments at September 30, 2009 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$116,350	$(539)	$—	$—	$116,350	$(539)
U.S. corporate debt securities	51,155	(275)	2,991	(182)	54,146	(457)
Asset and mortgage-backed securities	9,059	(1,844)	26,661	(2,415)	35,720	(4,259)
Municipal obligations	73,468	(607)	2,034	(75)	75,502	(682)
Auction rate securities	9,284	(967)	221,346	(25,422)	230,630	(26,389)
Foreign debt securities	20,819	(40)	—	—	20,819	(40)

Total	$280,135	$(4,272)	$253,032	$(28,094)	$533,167	$(32,366)

Investment Losses

For the three months ended September 30, 2009, we recognized other-than-temporary impairment losses of $0.8 million, of which $0.2 million was recognized in other comprehensive loss and $0.6 million was recognized in earnings. We did not present these amounts on the Consolidated Income Statements because they are immaterial.

For all of our securities where the amortized cost basis was greater than the fair value at September 30, 2009, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity. The following table provides a summary of changes in credit losses on investments with other-than-temporary impairments (table in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$(803)	$—
Add: Increase in credit losses on previously recognized other-than-temporary impairments	—	(687)
Add: Increase in credit losses on new other-than-temporary investment impairments	(601)	(717)
Less: Reductions for securities sold	803	803

Balance at September 30, 2009	$(601)	$(601)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the temporary impairments and credit loss are as follows:

Auction Rate Securities

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $17.9 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95.0% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

Beginning in mid-February 2008, liquidity issues in the global credit markets resulted in the complete failure of auctions associated with our auction rate securities as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities which range from 2024 to 2047. We understand that issuers and financial markets are in the process of developing alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. We expect that we will receive the entire principal associated with these auction rate securities through one of the means described above, and accordingly, we did not experience credit losses within our Auction Rate Security portfolio. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations.

Asset- and Mortgage-Backed Securities

Our asset- and mortgage-backed securities are predominantly rated AAA. The assets underlying these securities are generally residential or commercial obligations, automobile loans, credit card loans, equipment loans and home equity loans. The average maturity is 0.61 and 3.96 years for the asset-backed and mortgage-backed securities, respectively. For these securities, 59% are mortgage-backed. The mortgage loans may have fixed rate or adjustable rate terms. The remainder of the portfolio consists of asset-backed securities. To date, we have collected all interest payable on all these securities when due. For each security, regardless if it has a temporary decline in value, we analyzed the collateral value, collateral statistics, including the borrowers’ payment history and cash flows expected to be collected, and our position in the capital structure. We estimated the losses in the underlying loans for these securities and compared these losses to the amortized cost basis in the security. In estimating these losses, we included the remaining payment terms of the security, prepayment speeds, expected defaults and whether subordinated interests are capable of absorbing estimated losses on the loans underlying the security. For those securities where the underlying collateral is not sufficient or the expected cash flows to be collected is less than the amortized cost basis, we have recognized the credit component of the other-than-temporary losses on these securities. For the securities where the collateral and expected cash flows are deemed to be adequate, we believe we will realize the current cost basis of these securities based on our position in the credit structure and the aforementioned items previously mentioned.

The contractual maturities of investments held at September 30, 2009 are as follows (table in thousands):

	September 30, 2009
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$431,434	$434,613
Due after 1 year through 5 years	1,829,343	1,854,621
Due after 5 years through 10 years	125,258	126,253
Due after 10 years	522,392	493,720

Total	$2,908,427	$2,909,207

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our strategic investments at September 30, 2009 and December 31, 2008 (table in thousands). The investments are classified within other assets, net, in the balance sheet and are stated at the lower of cost or fair value. Fair value for strategic investments in privately-held companies is primarily based on Level 2 and Level 3 inputs. Fair value for publicly-traded investments is determined based upon quoted prices representing a Level 1 input.

	September 30, 2009	December 31, 2008
Strategic investments in privately-held companies	$48,125	$43,589
Strategic investments in publicly-held companies	25,175	269

Gross unrealized gains on strategic investments were $5.0 million at September 30, 2009. Gross realized gains on strategic investments were $31.1 million for the quarter ended September 30, 2009. The realized gains primarily consist of adjustments to the fair value of previously held interests in Data Domain and SpringSource of $25.8 million (see Note 2). Gross realized losses on strategic investments were $2.0 million for the quarter ended September 30, 2009.

7.   Inventories

Inventories consist of (table in thousands):

	September 30, 2009	December 31, 2008
Purchased parts	$23,718	$62,866
Work-in-process	456,283	488,286
Finished goods	330,924	291,651

	$810,925	$842,803

8.   Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	September 30, 2009	December 31, 2008
Furniture and fixtures	$230,564	$224,736
Equipment	3,496,040	3,387,498
Buildings and improvements	1,425,748	1,280,580
Land	116,658	115,873
Building construction in progress	79,274	95,219

	5,348,284	5,103,906
Accumulated depreciation and amortization	(3,129,652)	(2,880,899)

	$2,218,632	$2,223,007

Building construction in progress at September 30, 2009 includes $62.7 million for facilities not yet placed in service that we are holding for future use.

9.   Notes Receivable

In June 2009, we entered into a term loan agreement with Quantum Corporation (“Quantum”), pursuant to which Quantum borrowed a principal amount equal to $75.4 million from us. The agreement requires quarterly interest payments at a rate of 12% per annum. The scheduled maturity date of this loan is September 30, 2014.

In June 2009, we entered into a second term loan agreement with Quantum pursuant to which Quantum borrowed an aggregate principal amount equal to $46.3 million from us. This second loan agreement has terms similar to the first loan agreement with quarterly interest payments at a rate of 12% per annum and provides for two tranches of borrowings. Quantum

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

borrowed an amount equal to $24.6 million under the first tranche, with a scheduled maturity date of September 30, 2014 and an amount equal to $21.7 million under the second tranche, with a scheduled maturity date of December 31, 2011.

As of September 30, 2009, the aggregate outstanding principal amount under all loans was $121.7 million. These loans are junior to Quantum’s current senior debt and senior to all other indebtedness. These notes are included in “other assets, net” in the consolidated balance sheet.

10.   Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2009	December 31, 2008
Salaries and benefits	$675,115	$712,237
Product warranties	276,853	269,218
Restructuring (see Note 12)	124,860	224,702
Other	788,064	695,727

	$1,864,892	$1,901,884

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance, beginning of the period	$267,246	$274,741	$269,218	$263,561
Current period accrual	45,397	34,072	110,139	123,520
Amounts charged to the accrual	(35,790)	(40,182)	(102,504)	(118,450)

Balance, end of the period	$276,853	$268,631	$276,853	$268,631

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components. Additionally, the accrual for the nine months ended September 30, 2008 includes $6.3 million assumed in the acquisition of Iomega Corporation.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.   Shareholders’ Equity

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net income, as reported, basic	$298,180	$393,411	$697,481	$1,005,182
Incremental dilution from VMware	(510)	(1,176)	(1,392)	(5,058)

Net income, diluted	$297,670	$392,235	$696,089	$1,000,124

Denominator:
Basic weighted-average common shares outstanding	2,027,347	2,048,594	2,015,920	2,060,952
Weighted-average common stock equivalents	38,604	28,880	23,064	34,085
Assumed conversion of the Notes	—	—	—	79

Diluted weighted-average shares outstanding	2,065,951	2,077,474	2,038,984	2,095,116

Options to acquire 114.5 million and 172.4 million shares of our common stock for the three and nine months ended September 30, 2009, respectively, and options to acquire 154.1 million and 116.6 million shares of our common stock for the three and nine months ended September 30, 2008, respectively, were excluded from the calculation of diluted earnings per share attributable to EMC Corporation shareholders because of their antidilutive effect. For the three and nine months ended September 30, 2009, there were no shares potentially issuable under our Notes and the Sold Warrants because these instruments were not “in-the-money.” For the three and nine months ended September 30, 2008, there were no shares and 0.1 million shares, respectively, potentially issuable under our Notes. For the three and nine months ended September 30, 2008, there were no shares potentially issuable under the Sold Warrants because these instruments were not “in-the-money”.

The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net, which is presented net of tax, consists of the following (table in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments, net of tax benefits of $0 and $0	$13,175	$(17,299)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(11,581) and $(35,150)	(20,506)	(54,423)
Unrealized gains on investments, net of taxes of $13,767 and $17,419	24,357	27,624
Unrealized losses on other-than-temporary impaired securities, net of tax benefits of $(62) and $0	(113)	—
Unrealized losses on derivatives, net of tax benefits of $(165) and $(108)	(404)	(976)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(82,880) and $(82,880)	(134,878)	(134,878)

	$(118,369)	$(179,952)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2009, we incurred restructuring and acquisition-related charges of $34.8 million and $83.6 million, respectively. For the three months ended September 30, 2009, we incurred $20.3 million of restructuring charges, primarily related to our 2008 restructuring program and $14.5 million of costs were incurred in connection with acquisitions for financial advisory, legal and accounting services. For the nine months ended September 30, 2009, we incurred $66.6 million of restructuring charges, primarily related to our 2008 restructuring program and $17.0 million of costs were incurred in connection with acquisitions for financial advisory, legal and accounting services.

For the third quarter of 2009, we also recognized a $12.5 million charge to write-off a prepaid royalty associated with a contractual obligation that included a minimum purchase commitment. We do not anticipate achieving the minimum purchase level. The charge is classified within cost of product sales on the accompanying Consolidated Income Statements.

During the three months ended September 30, 2008, we recognized restructuring charges of $4.4 million. For the nine months ended September 30, 2008, we recognized restructuring net charges of $2.7 million. For purposes of presentation, $4.0 million is presented as a restructuring charge and $1.3 million is presented as a reduction to SG&A.

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

In addition to this plan, we also recognized an asset impairment charge of $28.0 million for certain assets for which the forecasted cash flows from the assets were less than the assets’ net book value.

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

The charges for the three and nine months ended September 30, 2009 were primarily attributable to recognizing additional expense related to the restructuring program implemented in the fourth quarter of 2008.

The activity for each charge is explained in the following sections.

2008 Restructuring Programs

The activity for the 2008 restructuring programs for the three and nine months ended September 30, 2009 and 2008 is presented below (tables in thousands):

Three Months Ended September 30, 2009

Category	Balance as of June 30, 2009	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of September 30, 2009
Workforce reductions	$114,758	$12,211	$(36,045)	$90,924
Consolidation of excess facilities and other contractual obligations	9,029	7,642	(3,781)	12,890
Abandoned assets	—	98	(98)	—

Total	$123,787	$19,951	$(39,924)	$103,814

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2009

Category	Balance as of December 31, 2008	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of September 30, 2009
Workforce reductions	$186,274	$35,363	$(130,713)	$90,924
Consolidation of excess facilities and other contractual obligations	2,376	23,359	(12,845)	12,890
Abandoned assets	—	6,203	(6,203)	—

Total	$188,650	$64,925	$(149,761)	$103,814

Three and Nine Months Ended

September 30, 2008

Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$5,474	$(569)	$4,905	$1,285
Consolidation of excess facilities and other items	3,118	(2,012)	1,106	2,012

Total	$8,592	$(2,581)	$6,011	$3,297

For the three and nine months ended September 30, 2009, the adjustment to the workforce reductions provision is primarily attributable to individuals whose severance expense is being recognized ratably from the date of notification through their last day of work. These employees are required to render services beyond a minimum retention period in order to receive their severance. As of September 30, 2009, we had completed approximately 80% of the headcount reductions. The adjustment to the provision for the consolidation of excess facilities and other contractual obligations represents lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our 2008 restructuring programs. The adjustment for abandoned assets represents additional identified infrastructure determined to no longer have benefit and abandoned in 2009.

The remaining cash portion owed for the 2008 restructuring programs is $100.6 million. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the consolidation of excess facilities and other contractual obligations are expected to be paid out by the end of 2015.

Prior Restructuring Programs

Prior to 2008, we had instituted several restructuring programs. The activity for these programs for the three and nine months ended September 30, 2009 and 2008, respectively, is presented below (tables in thousands):

Three Months Ended September 30, 2009

Category	Balance as of June 30, 2009	Adjustment to the Provision	Utilization	Balance as of September 30, 2009
Workforce reductions	$6,853	$(10)	$(915)	$5,928
Consolidation of excess facilities	17,190	1	(2,192)	14,999
Contractual and other obligations	1,107	313	(1,301)	119

Total	$25,150	$304	$(4,408)	$21,046

Nine Months Ended September 30, 2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2009
Workforce reductions	$14,322	$912	$(9,306)	$5,928
Consolidation of excess facilities	20,860	1	(5,862)	14,999
Contractual and other obligations	870	750	(1,501)	119

Total	$36,052	$1,663	$(16,669)	$21,046

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended September 30, 2008

Category	Balance as of June 30, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$34,203	$(4,713)	$(8,721)	$20,769
Consolidation of excess facilities	21,220	519	(1,071)	20,668
Contractual and other obligations	900	—	—	900

Total	$56,323	$(4,194)	$(9,792)	$42,337

Nine Months Ended September 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$96,821	$(5,945)	$(70,107)	$20,769
Consolidation of excess facilities	28,273	(29)	(7,576)	20,668
Contractual and other obligations	830	75	(5)	900

Total	$125,924	$(5,899)	$(77,688)	$42,337

The remaining cash portion owed for these programs is $18.6 million. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the excess facilities are expected to be paid out by the end of 2015. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

13.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance, if any. At September 30, 2009, we were in compliance with the covenants.

Litigation

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation being conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

certain agreements pursuant to which we sold products and services to the federal government. By the same order of February 27, 2009, the U.S. District Court for the Eastern District of Arkansas also unsealed a complaint in intervention filed by the DoJ in June 2008 in this matter and directed that EMC be served with both complaints. The DoJ complaint, which adopts the claims advanced by the relators, asserts claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims. The DoJ and the relators seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. This action could lead to other related proceedings by various agencies of the federal government, which could result in suspension or debarment from sales to the federal government. We are defending this matter vigorously.

Derivative Demand Letters. In April 2009, we received two derivative demand letters sent on behalf of individuals purporting to be EMC shareholders. Both letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts complaints. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the individuals filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. We intend to defend this matter vigorously.

14.  Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, corporate reconciling items are used to capture the items excluded from segment operating performance measures, including stock-based compensation expense and intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring and acquisition-related charges and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, SG&A and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and nine months ended September 30, 2009 and 2008 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Content Management and Archiving	RSA Information Security
Three Months Ended:
September 30, 2009
Revenues:
Product revenues	$1,818,230	$58,209	$84,080	$1,960,519	$240,062	$—	$2,200,581
Services revenues	880,807	118,979	68,420	1,068,206	248,843	—	1,317,049

Total consolidated revenues	2,699,037	177,188	152,500	3,028,725	488,905	—	3,517,630
Cost of sales	1,306,859	65,913	46,603	1,419,375	83,537	74,501	1,577,413

Gross profit	$1,392,178	$111,275	$105,897	1,609,350	405,368	(74,501)	1,940,217

Gross profit percentage	51.6%	62.8%	69.4%	53.1%	82.9%	—	55.2%

Research and development				255,028	98,087	68,977	422,092
Selling, general and administrative				830,277	208,855	138,643	1,177,775
Restructuring and acquisition-related charges				—	—	34,781	34,781

Total costs and expenses				1,085,305	306,942	242,401	1,634,648

Operating income				524,045	98,426	(316,902)	305,569
Other income (expense), net				21,854	(292)	(1,661)	19,901

Income before tax				545,899	98,134	(318,563)	325,470
Income tax provision				108,258	9,893	(97,549)	20,602

Net income				437,641	88,241	(221,014)	304,868
Net income attributable to the non-controlling interest in VMware, Inc.				—	(15,384)	8,696	(6,688)

Net income attributable to EMC Corporation				$437,641	$72,857	$(212,318)	$298,180

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Content Management and Archiving	RSA Information Security
Three Months Ended:
September 30, 2008
Revenues:
Product revenues	$2,056,498	$62,576	$88,779	$2,207,853	$285,088	$—	$2,492,941
Services revenues	851,825	125,493	58,561	1,035,879	186,772	—	1,222,651

Total consolidated revenues	2,908,323	188,069	147,340	3,243,732	471,860	—	3,715,592
Cost of sales	1,411,369	74,875	43,885	1,530,129	64,954	61,789	1,656,872

Gross profit	$1,496,954	$113,194	$103,455	1,713,603	406,906	(61,789)	2,058,720

Gross profit percentage	51.5%	60.2%	70.2%	52.8%	86.2%	—	55.4%

Research and development				302,216	69,039	39,538	410,793
Selling, general and administrative				892,132	191,544	88,903	1,172,579
Restructuring and acquisition-related charges				—	—	4,398	4,398

Total costs and expenses				1,194,348	260,583	132,839	1,587,770

Operating income				519,255	146,323	(194,628)	470,950
Other income (expense), net				23,667	1,245	(26,009)	(1,097)

Income before tax				542,922	147,568	(220,637)	469,853
Income tax provision				112,915	31,685	(81,291)	63,309

Net income				430,007	115,883	(139,346)	406,544
Net income attributable to the non-controlling interest in VMware, Inc.				—	(18,070)	4,937	(13,133)

Net income attributable to EMC Corporation				$430,007	$97,813	$(134,409)	$393,411

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Content Management and Archiving	RSA Information Security
Nine Months Ended:
September 30, 2009
Revenues:
Product revenues	$5,022,947	$177,711	$248,831	$5,449,489	$725,482	$—	$6,174,971
Services revenues	2,514,297	354,029	193,510	3,061,836	688,937	—	3,750,773

Total consolidated revenues	7,537,244	531,740	442,341	8,511,325	1,414,419	—	9,925,744
Cost of sales	3,815,689	206,073	135,674	4,157,436	221,023	180,035	4,558,494

Gross profit	$3,721,555	$325,667	$306,667	4,353,889	1,193,396	(180,035)	5,367,250

Gross profit percentage	49.4%	61.2%	69.3%	51.2%	84.4%	—	54.1%

Research and development				768,264	272,628	162,374	1,203,266
Selling, general and administrative				2,363,321	579,024	311,407	3,253,752
Restructuring and acquisition-related charges				—	—	83,587	83,587

Total costs and expenses				3,131,585	851,652	557,368	4,540,605

Operating income				1,222,304	341,744	(737,403)	826,645
Other income (expense), net				48,607	(3,221)	(54,740)	(9,354)

Income before tax				1,270,911	338,523	(792,143)	817,291
Income tax provision				264,804	55,493	(223,835)	96,462

Net income				1,006,107	283,030	(568,308)	720,829
Net income attributable to the non-controlling interest in VMware, Inc.				—	(46,735)	23,387	(23,348)

Net income attributable to EMC Corporation				$1,006,107	$236,295	$(544,921)	$697,481

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Content Management and Archiving	RSA Information Security
Nine Months Ended:
September 30, 2008
Revenues:
Product revenues	$5,978,163	$197,119	$259,529	$6,434,811	$860,211	$—	$7,295,022
Services revenues	2,515,236	380,159	166,714	3,062,109	502,394	—	3,564,503

Total consolidated revenues	8,493,399	577,278	426,243	9,496,920	1,362,605	—	10,859,525
Cost of sales	4,127,867	225,906	127,335	4,481,108	205,107	176,625	4,862,840

Gross profit	$4,365,532	$351,372	$298,908	5,015,812	1,157,498	(176,625)	5,996,685

Gross profit percentage	51.4%	60.9%	70.1%	52.8%	84.9%	—	55.2%
Research and development				902,141	260,995	123,673	1,286,809
Selling, general and administrative				2,583,605	542,647	264,216	3,390,468
In-process research and development				—	—	79,204	79,204
Restructuring and acquisition-related charges				(357)	—	4,398	4,041

Total costs and expenses				3,485,389	803,642	471,491	4,760,522

Operating income				1,530,423	353,856	(648,116)	1,236,163
Other income (expense), net				108,926	7,446	(76,286)	40,086

Income before tax				1,639,349	361,302	(724,402)	1,276,249
Income tax provision				366,759	74,198	(196,897)	244,060

Net income				1,272,590	287,104	(527,505)	1,032,189
Net income attributable to the non-controlling interest in VMware, Inc.				—	(42,806)	15,799	(27,007)

Net income attributable to EMC Corporation				$1,272,590	$244,298	$(511,706)	$1,005,182

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
United States	$1,899,919	$2,024,975	$5,219,413	$5,837,510
Europe, Middle East and Africa	1,034,459	1,126,216	3,019,769	3,325,921
Asia Pacific	396,428	397,447	1,178,065	1,218,080
Latin America, Mexico and Canada	186,824	166,954	508,497	478,014

Total	$3,517,630	$3,715,592	$9,925,744	$10,859,525

No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2009 or 2008.

Long-lived assets, excluding financial instruments and deferred tax assets, in the United States were $12,556.2 million at September 30, 2009 and $9,902.8 million at December 31, 2008. No country other than the United States accounted for 10% or more of these assets at September 30, 2009 or December 31, 2008. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $1,075.3 million at September 30, 2009 and $936.3 million at December 31, 2008.

For the three and nine months ended September 30, 2008, sales to Dell Inc. accounted for 10.4% and 11.7%, respectively, of our total revenues.

15.  Income Taxes

Our effective income tax rates were 6.3% and 11.8% for the three and nine months ended September 30, 2009, respectively. Our effective income tax rates were 13.5% and 19.1% for the three and nine months ended September 30, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2008 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits associated with the finalization of certain federal income tax liabilities. Additionally, in 2009 our tax rate was favorably impacted by an increase in tax credits.

Our effective income tax rate decreased from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits. The discrete benefits were principally the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit. Additionally, the decrease in our effective tax rate was due to an increase in tax credits, as well as non-deductible IPR&D charges during the quarter ended March 31, 2008 which increased the 2008 effective tax rate.

As of December 31, 2008, we had $218.5 million of unrecognized tax benefits and as of September 30, 2009 we had $185.6 million of unrecognized tax benefits. During the nine months ended September 30, 2009, the balance decreased by $39.0 million as a result of the favorable resolution of certain ruling requests from taxing authorities and the outcome of 2005 and 2006 U.S. federal income tax audits. There was also a net increase of $6.1 million, which included increases for acquired uncertain tax positions and uncertain tax positions taken by EMC during 2009, partially offset by certain decreases arising from changes in measurement of prior year uncertain tax positions and the expiration of statutes of limitations.

We have substantially concluded all U.S. federal income tax matters for years through 2006 and are in the process of a U.S. federal income tax audit for 2007 and 2008. We have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $6 million to $18 million of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

16.  Subsequent Events

Management has updated the financial statements for events through November 6, 2009.

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

To further improve the competitiveness and efficiency of our global business in response to a challenging global economy, in the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. We expected the program to reduce costs from our 2008 rate by approximately $350 in 2009, increasing to approximately $500 in 2010. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers, and further reduce indirect spend on contractors, third-party services and travel. The restructuring program will reduce our global Information Infrastructure workforce by approximately 2,400 positions. As part of our ongoing focus on costs, we have identified some additional near-term cost reduction actions that will save approximately another $100, predominantly in the second half of 2009, yielding total expected savings in 2009 of approximately $450. These actions consist of temporary reductions in salaries and employee benefits. Given the shorter-term nature of some of these new initiatives, we still expect total cost reductions to be approximately $500 in 2010.

These programs are favorably impacting our cost of sales, selling, general & administrative (“SG&A”) and research & development (“R&D”) expenses. For 2009, we estimate that approximately one-third of these reductions will be to our cost of sales and the remaining two-thirds will be to our other operating expenses.

The programs’ expected savings will come from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our worldwide operations. These initiatives, which began in 2009, include the consolidation and movement of various facilities and processes which are expected to be completed by the end of 2010. As part of these transformation efforts, we expect to incur additional non-recurring transition costs of approximately $75 to $100 over this period. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure. Through the end of the third quarter of 2009, we have incurred approximately $35 of these incremental transition costs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Since mid-2008, VMware has observed that customers have responded to the economic downturn with reductions in their IT spending. As a result, customers are subjecting larger orders, such as ELAs, to a longer review process and in certain cases are purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving and customers appear to be moving forward cautiously with their IT spending, VMware remains cautious in planning and is assuming a slow economic recovery, in which IT spending will continue to be tempered into 2010 and perhaps longer.

Although VMware is currently the leading provider of virtualization infrastructure software solutions, they face competitive threats to their leadership position from a number of companies, some of which have significantly greater resources than VMware, which could result in increased pressure to reduce prices on its offerings. As a result, VMware believes it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand its industry leadership. These investments could result in contracting operating margins as VMware invests in its future. VMware believes that it will be able to continue to meet its product development objectives through continued investment in its business, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of existing products and services. VMware believes this is the appropriate priority for the long-term health of its business.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
Information Storage	$2,699.0	$2,908.3	$(209.3)	(7.2)%
Content Management and Archiving	177.2	188.1	(10.9)	(5.8)%
RSA Information Security	152.5	147.3	5.2	3.5%
VMware Virtual Infrastructure	488.9	471.9	17.0	3.6%

Total revenues	$3,517.6	$3,715.6	$(198.0)	(5.3)%

	For the Nine Months Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
Information Storage	$7,537.2	$8,493.4	$(956.2)	(11.3)%
Content Management and Archiving	531.7	577.3	(45.6)	(7.9)%
RSA Information Security	442.3	426.2	16.1	3.8%
VMware Virtual Infrastructure	1,414.4	1,362.6	51.8	3.8%

Total revenues	$9,925.7	$10,859.5	$(933.8)	(8.6)%

Consolidated product revenues declined 11.7% to $2,200.6 for the three months ended September 30, 2009 and 15.4% to $6,175.0 for the nine months ended September 30, 2009. The Information Storage segment’s product revenues declined 11.6% to $1,818.2 for the three months ended September 30, 2009 and 16.0% to $5,022.9 for the nine months ended September 30, 2009. The Content Management and Archiving segment’s product revenues declined 7.0% to $58.2 for the three months ended September 30, 2009 and 9.8% to $177.7 for the nine months ended September 30, 2009. The RSA Information Security segment’s product revenues declined 5.3% to $84.1 for the three months ended September 30, 2009 and 4.1% to $248.8 for the nine months ended September 30, 2009. The VMware Virtual Infrastructure segment’s product revenues declined 15.8% to $240.1 for the three months ended September 30, 2009 and 15.7% to $725.5 for the nine months ended September 30, 2009. The decline in product revenues for all segments for the three and nine months ended September 30, 2009 was primarily attributable to lower demand resulting from the challenging global economic environment and resulting negative impact in our customers’ IT purchases.

Consolidated services revenues increased 7.7% to $1,317.0 for the three months ended September 30, 2009 and 5.2% to $3,750.8 for the nine months ended September 30, 2009. The Information Storage segment’s services revenues increased 3.4% to $880.8 for the three months ended September 30, 2009 and decreased less than 0.1% to $2,514.3 for the nine months ended September 30, 2009. The RSA Information Security segment’s services revenue increased 16.8% to $68.4 for the three months

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

ended September 30, 2009 and 16.1% to $193.5 for the nine months ended September 30, 2009. Services revenues for these segments primarily increased due to an increase in maintenance revenues resulting from continued demand for support from our installed base.

The Content Management and Archiving segment’s services revenues declined 5.2% to $119.0 for the three months ended September 30, 2009 and 6.9% to $354.0 for the nine months ended September 30, 2009. The decline in services revenues was primarily attributable to lower demand for our product offerings and professional services attributable to the challenging global economic environment and resulting negative impact in our customers’ IT purchases.

The VMware Virtual Infrastructure segment’s services revenues increased 33.2% to $248.8 for the three months ended September 30, 2009 and 37.1% to $688.9 for the nine months ended September 30, 2009. Services revenues increased as a result of customers becoming current on their maintenance agreements in order to receive VMware’s new product offerings as part of those arrangements. In addition, the growth in services revenues year-over-year reflects overall strong renewals, the benefit of multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	September 30, 2009	September 30, 2008	% Change
United States	$1,899.9	$2,025.0	(6.2)%
Europe, Middle East and Africa	1,034.5	1,126.2	(8.1)
Asia Pacific	396.4	397.4	(0.3)
Latin America, Mexico and Canada	186.8	167.0	11.9

	For the Nine Months Ended
	September 30, 2009	September 30, 2008	% Change
United States	$5,219.4	$5,837.5	(10.6)%
Europe, Middle East and Africa	3,019.8	3,325.9	(9.2)
Asia Pacific	1,178.1	1,218.1	(3.3)
Latin America, Mexico and Canada	508.5	478.0	6.4

Revenues decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 in all of our markets, with the exception of Latin America, Mexico and Canada, due to the challenging global economic environment and resulting negative impact in customers’ IT purchases. Revenues improved in Latin America, Mexico and Canada primarily due to increased services revenues. Changes in exchange rates contributed 1.3% and 2.8% to the overall revenue decrease for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The impact of the change in rates was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation.

	For the Three Months Ended		$ Change	% Change
	September 30, 2009	September 30, 2008
Cost of revenue:
Information Storage	$1,306.9	$1,411.4	$(104.5)	(7.4)%
Content Management and Archiving	65.9	74.9	(9.0)	(12.0)
RSA Information Security	46.6	43.9	2.7	6.2
VMware Virtual Infrastructure	83.5	65.0	18.5	28.5
Corporate reconciling items	74.5	61.8	12.7	20.6

Total cost of revenue	1,577.4	1,656.9	(79.5)	(4.8)

Gross margins:
Information Storage	1,392.2	1,497.0	(104.8)	(7.0)
Content Management and Archiving	111.3	113.2	(1.9)	(1.7)
RSA Information Security	105.9	103.5	2.4	2.3
VMware Virtual Infrastructure	405.4	406.9	(1.5)	(0.4)
Corporate reconciling items	(74.5)	(61.8)	(12.7)	(20.6)

Total gross margin	1,940.2	2,058.7	(118.5)	(5.8)

Operating expenses:
Research and development (1)	422.1	410.8	11.3	2.8
Selling, general and administrative (2)	1,177.8	1,172.6	5.2	0.4
Restructuring and acquisition-related charges	34.8	4.4	30.4	690.9

Total operating expenses	1,634.6	1,587.8	46.8	2.9

Operating income	305.6	471.0	(165.4)	(35.1)
Investment income, interest expense and other expense, net	19.9	(1.1)	21.0	NM

Income before income taxes	325.5	469.9	(144.4)	(30.7)
Income tax provision	20.6	63.3	(42.7)	(67.5)

Net income	304.9	406.5	(101.6)	(25.0)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(6.7)	(13.1)	6.4	48.9

Net income attributable to EMC Corporation	$298.2	$393.4	$(95.2)	(24.2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended		$ Change	% Change
	September 30, 2009	September 30, 2008
Cost of revenue:
Information Storage	$3,815.7	$4,127.9	$(312.2)	(7.6)%
Content Management and Archiving	206.1	225.9	(19.8)	(8.8)
RSA Information Security	135.7	127.3	8.4	6.6
VMware Virtual Infrastructure	221.0	205.1	15.9	7.8
Corporate reconciling items	180.0	176.6	3.4	1.9

Total cost of revenue	4,558.5	4,862.8	(304.3)	(6.3)

Gross margins:
Information Storage	3,721.6	4,365.5	(643.9)	(14.7)
Content Management and Archiving	325.7	351.4	(25.7)	(7.3)
RSA Information Security	306.7	298.9	7.8	2.6
VMware Virtual Infrastructure	1,193.4	1,157.5	35.9	3.1
Corporate reconciling items	(180.0)	(176.6)	(3.4)	(1.9)

Total gross margin	5,367.3	5,996.7	(629.4)	(10.5)

Operating expenses:
Research and development (3)	1,203.3	1,286.8	(83.5)	(6.5)
Selling, general and administrative (4)	3,253.8	3,390.5	(136.7)	(4.0)
In-process research and development	—	79.2	(79.2)	(100.0)
Restructuring and acquisition-related charges	83.6	4.0	79.6	1,990.0

Total operating expenses	4,540.6	4,760.5	(219.9)	(4.6)

Operating income	826.6	1,236.2	(409.6)	(33.1)
Investment income, interest expense and other expense, net	(9.4)	40.1	(49.5)	(123.4)

Income before income taxes	817.3	1,276.2	(458.9)	(36.0)
Income tax provision	96.5	244.1	(147.6)	(60.5)

Net income	720.8	1,032.2	(311.4)	(30.2)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(23.3)	(27.0)	3.7	13.7

Net income attributable to EMC Corporation	$697.5	$1,005.2	$(307.7)	(30.6)%

(1)	Amount includes corporate reconciling items of $69.0 and $39.5 for the three months ended September 30, 2009 and 2008, respectively.
(2)	Amount includes corporate reconciling items of $138.6 and $88.9 for the three months ended September 30, 2009 and 2008, respectively.
(3)	Amount includes corporate reconciling items of $162.4 and $123.7 for the nine months ended September 30, 2009 and 2008, respectively.
(4)	Amount includes corporate reconciling items of $311.4 and $264.2 for the nine months ended September 30, 2009 and 2008, respectively.

NM	– not measurable

Gross Margins

For the three months ended September 30, 2009 and 2008, our gross margin percentages were 55.2% and 55.4%, respectively. The decline in the gross margin percentage in the third quarter of 2009 compared to 2008 was primarily attributable to the VMware Virtual Infrastructure segment, which decreased overall gross margins by 29 basis points and the RSA Information Security segment, which decreased overall gross margins by 1 basis point. These declines were partially offset by a 31 basis points gross margin contribution from the Information Storage segment and a 12 basis points gross margin contribution from the Content Management and Archiving segment. The increase in corporate reconciling items, consisting of stock-based compensation, intangible asset amortization, restructuring charges and transition costs, decreased the consolidated gross margin percentage by 33 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the nine months ended September 30, 2009 and 2008, our gross margin percentages were 54.1% and 55.2%, respectively. The decline in the gross margin percentage for the nine months ended September 30, 2009 compared to 2008 was primarily attributable to the Information Storage segment, which decreased overall gross margins by 114 basis points, the Content Management and Archiving segment, which decreased overall gross margins by 1 basis point and the RSA Information Security segment, which decreased overall gross margins by 1 basis point. These declines were partially offset by gross margin improvements in the VMware Virtual Infrastructure segment, which contributed 8 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, decreased the consolidated gross margin percentage by 2 basis points.

For segment reporting purposes, stock-based compensation, intangible asset amortization, restructuring charges and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $12.7 in the corporate reconciling items for the three months ended September 30, 2009 was attributable to a $12.5 increase in restructuring charges, a $6.0 increase in stock-based compensation expense and a $0.8 increase in transition costs, partially offset by a $6.6 decrease in intangible asset amortization expense. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure. The increase of $3.4 in the corporate reconciling items for the nine months ended September 30, 2009 was attributable to a $12.5 increase in restructuring charges, a $10.8 increase in stock-based compensation expense and a $3.0 increase in transition costs, partially offset by a $22.9 decrease in intangible asset amortization expense. The increase in restructuring charges for the three and nine months ended September 30, 2009 was attributable to a loss recognized on a contractual obligation with a minimum purchase obligation that is not expected to be fulfilled. The decrease in intangible asset amortization expense for the three and nine months ended September 30, 2009 was attributable to intangible assets acquired in acquisitions becoming fully amortized.

The gross margin percentages for the Information Storage segment were 51.6% and 51.5% for the third quarters of 2009 and 2008, respectively, and 49.4% and 51.4% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in gross margin percentage for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to lower sales volume and a greater mix of lower margin Iomega revenue. Iomega operates within the consumer and small business marketplace which historically has had lower gross margins than marketplaces typically served by our Information Storage segment.

The gross margin percentages for the Content Management and Archiving segment were 62.8% and 60.2% for the third quarters of 2009 and 2008, respectively, and 61.2% and 60.9% for the nine months ended September 30, 2009 and 2008, respectively. The increase in gross margin percentage for both the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to a change in the mix of services revenues with a higher proportion of maintenance revenues and a lower proportion of professional services revenues to total services revenues.

The gross margin percentages for the RSA Information Security segment were 69.4% and 70.2% for the third quarters of 2009 and 2008, respectively, and 69.3% and 70.1% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in gross margin percentage for both the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to the reduction in the mix of software license revenues as a percentage of total segment revenues. Software license revenues as a percentage of total revenues decreased to 51.6% and 52.4% for the three and nine months ended September 30, 2009, respectively, from 56.6% and 57.6% for the three and nine months ended September 30, 2008, respectively.

The gross margin percentages for VMware Virtual Infrastructure were 82.9% and 86.2% for the third quarters of 2009 and 2008, respectively, and 84.4% and 84.9% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in gross margin percentage for both the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to an increase in the amortization of software development costs as a percentage of total segment revenues. The amortization of software development costs as a percentage of total revenues increased to 4.5% and 3.2% for the three and nine months ended September 30, 2009, respectively, from 1.9% and 2.4% for the three and nine months ended September 30, 2008, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Research and Development

As a percentage of revenues, R&D expenses were 12.0% and 11.1% for the three months ended September 30, 2009 and 2008, respectively, and 12.1% and 11.8% for the nine months ended September 30, 2009 and 2008, respectively. R&D expenses increased $11.3 for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in personnel-related costs, including salaries and benefits, at VMware. A lower level of capitalized software development costs contributed to the increase in personnel-related costs for the three months ended September 30, 2009. Capitalized software development costs, which reduce R&D expense, decreased $19.9 for the three months ended September 30, 2009 compared to the same period in 2008. Partially offsetting this increase in expenses was an $8.8 and $3.3 decrease in facilities costs and the cost of materials to support new product development, respectively. R&D expenses decreased $83.5 for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease in personnel-related costs, facilities costs and materials costs. Personnel-related costs decreased by $43.3, the cost of facilities decreased by $24.7 and the cost of materials to support new product development decreased by $12.7. Capitalized software development costs, which reduce R&D expense, increased $13.0 for the nine months ended September 30, 2009 compared to the same period in 2008.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $29.4 and $38.7 to $69.0 and $162.4 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. Stock-based compensation expense increased $25.8 and $32.5, intangible asset amortization increased $0.5 and $1.0 and transition costs were $3.1 and $5.2 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. The increase in stock-based compensation expense for the three and nine months ended September 30, 2009 was primarily attributable to incremental expense associated with VMware’s equity grants and expense associated with options exchanged in the acquisition of Data Domain. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.4% and 9.3% for the three months ended September 30, 2009 and 2008, respectively, and 9.0% and 9.5% for the nine months ended September 30, 2009 and 2008, respectively. R&D expenses decreased $47.2 and $133.9 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to a reduction in personnel-related costs, facilities costs and materials costs. Personnel-related costs decreased by $35.0 and $88.3, the cost of facilities decreased by $5.1 and $21.9 and the cost of materials to support new product development decreased by $3.5 and $12.8 for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2009, the cost reductions were primarily due to savings achieved as a result of our 2008 restructuring programs, our cost savings initiatives and greater levels of capitalized software development. Capitalized software development costs, which reduce R&D expense, increased $9.2 and $13.4 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 20.1% and 14.6% for the three months ended September 30, 2009 and 2008, respectively, and 19.3% and 19.2% for the nine months ended September 30, 2009 and 2008, respectively. R&D expenses increased $29.0 and $11.6 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to an increase in personnel-related costs, including salaries and benefits, which increased $32.4 and $12.4, respectively. A lower level of capitalized software development costs contributed to the increase in personnel-related costs. Capitalized software development costs, which reduce R&D expense, decreased $29.1 and $0.4 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.

Selling, General and Administrative

As a percentage of revenues, SG&A expenses were 33.5% and 31.6% for the three months ended September 30, 2009 and 2008, respectively, and 32.8% and 31.2% for the nine months ended September 30, 2009 and 2008, respectively. SG&A expenses increased $5.2 for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in personnel-related costs at VMware partially offset by a decrease in travel and other SG&A expenses. Personnel-related costs increased by $45.4 for the three months ended September 30, 2009 compared to the same period in 2008. For the three months ended September 30, 2009, personnel-related costs increased primarily due to higher salaries and benefits resulting from additional personnel employed at VMware to enhance the infrastructure of the business. Partially offsetting these increases were reductions of $48.1 in overall other SG&A for the three months ended September 30, 2009 compared to the same period in 2008. SG&A expenses decreased $136.7 for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to decreases in personnel-related costs and overall other SG&A, partially offset by an increase in depreciation expense. Personnel-related costs decreased by $52.7 with other SG&A costs decreasing by $72.7. The cost reductions were due to savings achieved as a result of our 2008 restructuring programs and our cost savings initiatives. Partially offsetting these decreases was an $18.5 increase in depreciation expense for the nine months ended September 30, 2009 compared to the same period in 2008.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs increased $49.7 and $47.2 to $138.6 and $311.4 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. Stock-based compensation expense increased $39.4 and $23.1 and transition costs increased $12.8 and $27.1 for three and nine month periods ended September 30, 2009, respectively. Partially offsetting these increases were intangible asset amortization expense decreases of $2.5 and $3.0 for the three and nine months ended September 30, 2009, respectively. The increase in stock-based compensation expense for the three and nine months ended September 30, 2009 was primarily attributable to expense associated with options exchanged in the acquisition of Data Domain and incremental expense associated with VMware’s equity grants. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.4% and 27.5% for the three months ended September 30, 2009 and 2008, respectively, and 27.8% and 27.2% for the nine months ended September 30, 2009 and 2008, respectively. SG&A expenses decreased $61.9 and $220.3 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to a reduction in personnel-related costs and other overall reductions in SG&A. Personnel-related costs decreased by $21.5 and $139.6 and other SG&A costs decreased by $37.5 and $60.4 for the three and nine months ended September 30, 2009, respectively. For the nine months ended September 30, 2009, the personnel-related and other SG&A costs decreases were partially offset by an $11.0 increase in depreciation expense. The cost reductions were primarily due to savings achieved as a result of our 2008 restructuring programs and our cost savings initiatives.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 42.7% and 40.6% for the three months ended September 30, 2009 and 2008, respectively, and 40.9% and 39.8% for the nine months ended September 30, 2009 and 2008, respectively. SG&A expenses increased $17.3 and $36.4 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in SG&A expenses consisted primarily of higher salaries and benefits resulting from incremental headcount added in conjunction with VMware’s international expansion, as well as increased spending to enhance the sales and marketing systems infrastructure of its business.

In-Process Research and Development

We incurred no in-process research and development (“IPR&D”) charged to the Income Statement in 2009. In connection with acquisitions in 2009, we acquired and capitalized $175.0 of IPR&D. IPR&D charges for the three and nine months ended September 30, 2008 were $0.0 and $79.2, respectively.

For the nine months ended September 30, 2008, two IPR&D projects related to the acquisition of Pi Corporation (“Pi”) and one IPR&D project related to the acquisition of Infra Corporation Pty Limited (“Infra”) were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied a discount rate of 50% for the Pi IPR&D projects and 20% for the Infra IPR&D project.

Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2009, we incurred restructuring and acquisition-related charges of $34.8 and $83.6, respectively. For the three months ended September 30, 2009, we incurred $20.3 of restructuring charges, primarily related to our 2008 restructuring program and $14.5 of costs were incurred in connection with acquisitions for financial advisory, legal and accounting services. For the nine months ended September 30, 2009, we incurred $66.6 of restructuring charges, primarily related to our 2008 restructuring program and $17.0 of costs were incurred in connection with acquisitions for financial advisory, legal and accounting services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

For the third quarter of 2009, we also recognized a $12.5 charge to write-off a prepaid royalty associated with a contractual obligation that included a minimum purchase commitment. We do not anticipate achieving the minimum purchase level. The charge is classified within cost of product sales on the accompanying Consolidated Income Statements.

During the three months ended September 30, 2008, we recognized restructuring charges of $4.4. For the nine months ended September 30, 2008, we recognized restructuring net charges of $2.7. For purposes of presentation, $4.0 is presented as a restructuring charge and $1.3 is presented as a reduction to SG&A.

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

In addition to this plan, we also recognized an asset impairment charge of $28.0 for certain assets for which the forecasted cash flows from the assets were less than the assets’ net book value.

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

The charges for the three and nine months ended September 30, 2009 were primarily attributable to recognizing additional expense related to the restructuring program implemented in the fourth quarter of 2008.

The activity for each charge is explained in the following sections.

2008 Restructuring Programs

The activity for the 2008 restructuring programs for the three and nine months ended September 30, 2009 and 2008 is presented below:

Three Months Ended September 30, 2009

Category	Balance as of June 30, 2009	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of September 30, 2009
Workforce reductions	$114.8	$12.2	$(36.0)	$90.9
Consolidation of excess facilities and other contractual obligations	9.0	7.6	(3.8)	12.9
Abandoned assets	—	0.1	(0.1)	—

Total	$123.8	$20.0	$(39.9)	$103.8

Nine Months Ended September 30, 2009

Category	Balance as of December 31, 2008	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of September 30, 2009
Workforce reductions	$186.3	$35.4	$(130.7)	$90.9
Consolidation of excess facilities and other contractual obligations	2.4	23.4	(12.8)	12.9
Abandoned assets	—	6.2	(6.2)	—

Total	$188.7	$64.9	$(149.8)	$103.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Three and Nine Months Ended

September 30, 2008

Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$5.5	$(0.6)	$4.9	$1.3
Consolidation of excess facilities and other items	3.1	(2.0)	1.1	2.0

Total	$8.6	$(2.6)	$6.0	$3.3

For the three and nine months ended September 30, 2009, the adjustment to the workforce reductions provision is primarily attributable to individuals whose severance expense is being recognized ratably from the date of notification through their last day of work. These employees are required to render services beyond a minimum retention period in order to receive their severance. As of September 30, 2009, we had completed approximately 80% of the headcount reductions. The adjustment to the provision for the consolidation of excess facilities and other contractual obligations represents lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our 2008 restructuring programs. The adjustment for abandoned assets represents additional identified infrastructure determined to no longer have benefit and abandoned in 2009.

The remaining cash portion owed for the 2008 restructuring programs is $100.6. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the consolidation of excess facilities and other contractual obligations are expected to be paid out by the end of 2015.

Prior Restructuring Programs

Prior to 2008, we had instituted several restructuring programs. The activity for these programs for the three and nine months ended September 30, 2009 and 2008, respectively, is presented below:

Three Months Ended September 30, 2009

Category	Balance as of June 30, 2009	Adjustment to the Provision	Utilization	Balance as of September 30, 2009
Workforce reductions	$6.9	$—	$(0.9)	$5.9
Consolidation of excess facilities	17.2	—	(2.2)	15.0
Contractual and other obligations	1.1	0.3	(1.3)	0.1

Total	$25.2	$0.3	$(4.4)	$21.0

Nine Months Ended September 30, 2009

Category	Balance as of December 31, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2009
Workforce reductions	$14.3	$0.9	$(9.3)	$5.9
Consolidation of excess facilities	20.9	—	(5.9)	15.0
Contractual and other obligations	0.9	0.8	(1.5)	0.1

Total	$36.1	$1.7	$(16.7)	$21.0

Three Months Ended September 30, 2008

Category	Balance as of June 30, 2008	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$34.2	$(4.7)	$(8.7)	$20.8
Consolidation of excess facilities	21.2	0.5	(1.1)	20.7
Contractual and other obligations	0.9	—	—	0.9

Total	$56.3	$(4.2)	$(9.8)	$42.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Nine Months Ended September 30, 2008

Category	Balance as of December 31, 2007	Adjustment to the Provision	Utilization	Balance as of September 30, 2008
Workforce reductions	$96.8	$(5.9)	$(70.1)	$20.8
Consolidation of excess facilities	28.3	—	(7.6)	20.7
Contractual and other obligations	0.8	—	—	0.9

Total	$125.9	$(5.9)	$(77.7)	$42.3

The remaining cash portion owed for these programs is $18.6. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the excess facilities are expected to be paid out by the end of 2015. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2009.

Investment Income

Investment income was $38.1 and $56.7 for the three months ended September 30, 2009 and 2008, respectively, and $109.3 and $192.6 for the nine months ended September 30, 2009 and 2008, respectively. Investment income decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower weighted-average returns on investments. The weighted-average return on investments, excluding realized losses and gains, were 1.3% and 3.0% for the three months ended September 30, 2009 and 2008, respectively, and 1.3% and 3.3% for the nine months ended September 30, 2009 and 2008, respectively.

Interest Expense

Interest expense was $46.2 and $44.5 for the three months ended September 30, 2009 and 2008, respectively, and $135.9 and $131.6 for the nine months ended September 30, 2009 and 2008, respectively. Interest expense consists primarily of interest on the Notes. Included in interest expense are non-cash interest charges of $27.5 and $26.0 for the three months ended September 30, 2009 and 2008, respectively, and $80.6 and $76.3 for the nine months ended September 30, 2009 and 2008, respectively. We are accreting the Notes to their face value over their term. See Note 3 to the Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net was $28.0 and $(13.3) for the three months ended September 30, 2009 and 2008, respectively, and $17.3 and $(20.9) for the nine months ended September 30, 2009 and 2008, respectively. The changes for each period were primarily attributable to gains on common stock investments in Data Domain and SpringSource. As part of the acquisition of these entities, our previously held investments were re-measured to fair value, resulting in $25.8 of gains. Additionally, foreign currency transaction losses were lower in 2009 when compared to the same periods in 2008.

Provision for Income Taxes

Our effective income tax rates were 6.3% and 11.8% for the three and nine months ended September 30, 2009, respectively. Our effective income tax rates were 13.5% and 19.1% for the three and nine months ended September 30, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2008 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate decreased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits associated with the finalization of certain federal income tax liabilities. Additionally, in 2009 our tax rate was favorably impacted by an increase in tax credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our effective income tax rate decreased from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 due to the change in the mix of income between our foreign and domestic jurisdictions and the recognition of discrete tax benefits. The discrete benefits were principally the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit. Additionally, the decrease in our effective tax rate was due to an increase in tax credits, as well as non-deductible IPR&D charges during the quarter ended March 31, 2008 which increased the 2008 effective tax rate.

We have substantially concluded all U.S. federal income tax matters for years through 2006 and are in the process of a U.S. federal income tax audit for 2007 and 2008. We have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $6 to $18 of reserves for unrecognized tax benefits may be released within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $6.7 and $13.1 for the three months ended September 30, 2009 and 2008, respectively, and $23.3 and $27.0 for the nine months ended September 30, 2009 and 2008, respectively. VMware’s reported net income was $38.2 and $83.3 for the three months ended September 30, 2009 and 2008, respectively, and $140.7 and $178.7 for the nine months ended September 30, 2009 and 2008, respectively. The weighted average non-controlling interest in VMware was approximately 17.5% and 15.7% for the three months ended September 30, 2009 and 2008, respectively, and approximately 16.6% and 15.1% for the nine months ended September 30, 2009 and 2008, respectively.

Financial Condition

Cash provided by operating activities was $2,325.7 and $2,498.3 for the nine months ended September 30, 2009 and 2008, respectively. Cash received from customers was $10,600.7 and $11,437.3 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash received from customers was attributable to a reduction in sales volume. Cash paid to suppliers and employees was $8,098.2 and $8,842.8 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was attributable to a reduction in purchases associated with a reduction in sales volume and a decrease in compensation costs. Cash received from dividends and interest declined to $95.0 for the nine months ended September 30, 2009 compared with $192.7 for the nine months ended September 30, 2008, due to lower yields on our investments. For the nine months ended September 30, 2009 and 2008, we paid $232.3 and $233.5, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $2,661.5 and $816.6 for the nine months ended September 30, 2009 and 2008, respectively. Cash used for acquisitions, strategic and other related investments increased $2,134.2 in 2009 compared to the same period in 2008. In 2009, net of cash and investments acquired, we acquired Data Domain for $1,933.9 and VMware acquired SpringSource for $356.3. Capital additions were $277.6 and $490.1 for the nine months ended September 30, 2009 and 2008, respectively. The lower level of capital additions was due to lower spending on infrastructure as part of our cost savings initiatives. Capitalized software development costs were $222.4 and $209.4 for the nine months ended September 30, 2009 and 2008, respectively. Net sales of investments were $655.3 for the nine months ended September 30, 2009 compared to $565.6 for the nine months ended September 30, 2008. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $12.4 and $683.3 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2008, we spent $1,120.0 to repurchase 75.7 million shares of our common stock. We made no share repurchases in 2009. We generated $392.8 and $344.2 during the nine months ended September 30, 2009 and 2008, respectively, from the exercise of stock options. In 2009, we satisfied our commitment under our securities lending program by repaying $412.3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

We have a credit line of $50.0 in the United States. As of September 30, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2009, we were in compliance with the covenants. As of September 30, 2009, the aggregate amount of liabilities of our subsidiaries was approximately $3,650.0.

At September 30, 2009, our total cash, cash equivalents, and short-term and long-term investments were $8,427.6. This balance includes approximately $2,176.2 held by VMware and $3,728.0 held by EMC in overseas entities.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance was implemented on January 1, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued authoritative guidance for the transfer of assets, which clarifies whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We do not expect the guidance to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We are currently evaluating the potential impact of the guidance on our financial position and results of operations.

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance will provide another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011 and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.

In September 2009, the FASB issued authoritative guidance on software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for multiple deliverable arrangements. This guidance is effective in 2011 and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.

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

In making its assessment of the changes in internal control over financial reporting as of September 30, 2009, our management excluded the evaluation of the disclosure controls and procedures of Data Domain, Inc., which was acquired by EMC on July 23, 2009. See Note 2 to the consolidated financial statements (Acquisitions) under Item 1 for a discussion of the acquisition.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation being conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government. By the same order of February 27, 2009, the U.S. District Court for the Eastern District of Arkansas also unsealed a complaint in intervention filed by the DoJ in June 2008 in this matter and directed that EMC be served with both complaints. The DoJ complaint, which adopts the claims advanced by the relators, asserts claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims. The DoJ and the relators seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. This action could lead to other related proceedings by various agencies of the federal government, which could result in suspension or debarment from sales to the federal government. We are defending this matter vigorously.

Derivative Demand Letters. In April 2009, we received two derivative demand letters sent on behalf of individuals purporting to be EMC shareholders. Both letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts complaints. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the individuals filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. We intend to defend this matter vigorously.

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

•	the sale of VMware products in the timeframes they anticipate, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	VMware’s ability to effectively manage future growth and acquisitions;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	the timing of the announcement or release of products or upgrades by VMware or by its competitors;

•	VMware’s ability to implement scalable systems of internal controls;

•	the timing and amount of R&D costs that qualify for capitalization;

•	VMware’s ability to control costs, including its operating expenses;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	general economic conditions in VMware’s domestic and international markets; and

•	VMware’s ability to conform to emerging industry standards and to technological developments by VMware’s competitors and customers.

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

We held $2.9 billion in short and long-term investments as of September 30, 2009. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

From time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in May 2008, the FASB voted to issue authoritative guidance which changes the accounting treatment for certain convertible securities which include our Notes. See Note 1 to our Consolidated Financial Statements.

In addition, in 2007, the FASB issued authoritative guidance on business combinations. This guidance, which is effective commencing in our 2009 fiscal year, will result in significant changes in accounting for acquisitions including our recently completed acquisition of Data Domain, Inc. Depending upon the number of and magnitude of acquisitions which we may consummate in 2009, this guidance could have a material adverse effect on our business, results of operations or financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2009

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	43,803	$15.05	—	188,649,602
August 1, 2009 – August 31, 2009	484,128	$15.17	—	188,649,602
September 1, 2009 – September 30, 2009	—	$—	—	188,649,602

Total	527,931	$15.16	—	188,649,602

(1)	Represents shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 58 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 6, 2009	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

10.1	Data Domain, Inc. 2002 Stock Plan. (filed herewith)

10.2	Data Domain, Inc. 2007 Equity Incentive Plan. (filed herewith)

10.3	FastScale Technology, Inc. 2006 Stock Incentive Plan. (filed herewith)

10.4	Kazeon Systems, Inc. 2003 Stock Plan. (filed herewith)

10.5	Kazeon Systems, Inc. 2008 Equity Incentive Plan. (filed herewith)

10.6*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Identifies an exhibit that is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 5, 2009 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).