Form 10-K
period 2009-12-31
EMC CORP
filed 2010-02-26
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

176 South Street Hopkinton, Massachusetts	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $26,397,075,378 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2010 was 2,052,724,194.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2010.

EMC CORPORATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including, but not limited to, those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS

General

EMC Corporation develops, delivers and supports the Information Technology (“IT”) industry’s broadest range of information infrastructure and virtual infrastructure technologies and solutions. Throughout this report, we refer to EMC Corporation, together with its subsidiaries, as “EMC”, “we”, “us”, or “the Company.”

EMC’s Information Infrastructure business provides a foundation for customers to manage and secure their vast and ever-increasing quantities of information, automate their data center operations, reduce power and cooling costs, and leverage critical information for business agility and competitive advantage. In addition to providing systems, software and solutions for customers’ traditional data center infrastructures, EMC is also pursuing a cloud computing strategy that supports customers ranging from service providers, to large enterprise customers to individual consumers with this next-generation model of computing.

EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtual infrastructure software solutions from the desktop to the data center and to the cloud. VMware’s virtual infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

Products and Offerings

EMC operates in two businesses, EMC’s Information Infrastructure business and the VMware Virtual Infrastructure business.

EMC Information Infrastructure Strategy

EMC’s Information Infrastructure business helps customers store, protect and maximize the value of their vast and ever-increasing quantities of information. EMC’s strategic guidance, technology expertise and wide variety of high-performance and high-availability storage, security, content management and archiving systems, software and services help customers capture and manage information to improve business agility, lower cost of ownership and enhance their competitive advantage in their traditional data centers.

EMC is also poised for the next generation of IT known as cloud computing. Facing excessive IT complexity and relentlessly-growing information, many customers have had to spend roughly two-thirds of their IT budgets on maintaining their infrastructure and applications, and only about one-third of their IT budgets on advances that can make them more competitive. Cloud computing holds the promise of dramatically altering this ratio so that much more of their energy and investment can be directed toward real innovation.

In essence, cloud computing enables IT to be delivered as a cost-effective service, which will transform the way customers acquire and implement IT and the way they build and operate their data centers. EMC’s cloud strategy embraces virtualization, security, storage and other critical EMC technologies to enable customers to securely, efficiently and effectively extend the capabilities of their internal IT environments and maximize their computing power to manage, access and store their information in internal, public or federated private clouds.

Regardless of whether customers are expanding their traditional data centers or embracing a virtual data center or broader cloud computing models, EMC’s extensive portfolio of Information Infrastructure technologies and services provide the highest levels of efficiency, choice and control to support their organization.

EMC Information Infrastructure Business

EMC’s Information Infrastructure business comprises three segments – Information Storage, Content Management and Archiving and RSA Information Security.

Information Storage Segment

EMC offers a wide range of networked information storage systems and software to support customers’ information storage and management strategies. As the foundation of an information infrastructure, our storage systems can be deployed in storage area network (SAN), networked attached storage (NAS), unified storage combining NAS and SAN, content addressed storage and/or direct attached storage environments.

EMC’s information storage systems are designed to consume less energy per terabyte than alternative solutions. EMC’s advanced tools and services optimize energy efficiency in data centers by reducing energy demands, costs and outages caused by overburdened power grids. These systems include EMC Symmetrix and EMC CLARiiON information storage systems, EMC Celerra unified storage systems, EMC Centera content addressed storage and EMC Connectrix directors and switches. EMC continues to offer software to control and enable functions that take place within the EMC networked storage system, including local and remote replication, optimization and data movement, with products such as EMC SRDF (Symmetrix Remote Data Facility), EMC MirrorView, EMC TimeFinder, EMC SnapView and EMC Celerra Replicator.

In 2009, EMC introduced the EMC Virtual Matrix Architecture, which integrates industry-standard components with unique EMC Symmetrix capabilities to deliver massive scalability, enabling systems that scale to hundreds of thousands of terabytes of storage and tens of millions of IOPS (input/output per second) supporting hundreds of thousands of VMware and other virtual machines in a single federated storage infrastructure. EMC Symmetrix V-Max system, the first storage system based on this innovative new architecture, is a high-end storage array that helps customers cost-effectively meet the widest range of storage requirements for high performance and high capacity in a single system.

EMC introduced EMC FAST (fully automated storage tiering) technology in 2009 to automate the movement of data within a storage system to not only optimize its storage infrastructure for both highest performance and lowest cost, but to also replace hours or even days of repetitive, manual storage administrative tasks. EMC’s FAST technology serves as the foundation for integrating all of its leading storage efficiency and automation capabilities, allowing IT organizations to manage more information more efficiently in a smaller footprint, use less power and cooling, and lower storage capital and operational costs.

EMC also expanded its backup and recovery offerings through its acquisition of Data Domain, Inc. (“Data Domain”). Data Domain’s backup recovery solutions, along with the EMC Avamar, EMC NetWorker and EMC Disk Library products, provide a combination of data protection solutions to help customers contend with massive information growth, cost constraints, virtual infrastructure backup challenges and increasingly stringent service requirements for recovery of data.

In 2009, EMC introduced new enterprise backup capabilities for desktop and laptop computers, as part of the latest version of EMC Avamar software. Businesses and organizations of all sizes can now leverage the same innovative Avamar deduplication technology that protects data centers and remote offices to efficiently backup the information stored on corporate desktops and laptops. EMC also introduced its flagship inline deduplication storage system, the EMC Data Domain DD880, for large enterprises and data centers to address multiple petabytes of backup data and support fan-in replication from up to 180 remote sites.

EMC’s Cloud Computing Strategy and Offerings

EMC has built the foundation for its cloud computing strategy, which embraces virtualization, security, storage and other critical EMC technologies to enable customers to securely, efficiently and effectively manage, access and store their information in internal, public or federated private clouds with lower cost of ownership.

In 2009, EMC and Cisco Systems, Inc., together with VMware, formed the Virtual Computing Environment coalition to accelerate customers’ ability to increase business agility through greater IT infrastructure flexibility and lower IT, energy and real estate costs through pervasive data center virtualization and a transition to private cloud infrastructures. The Virtual Computing Environment coalition introduced Vblock Infrastructure packages – fully integrated, tested, validated and ready-to-go/ready-to-grow infrastructure packages that combine best-in-class virtualization, networking, computing, storage, security and management technologies from EMC, Cisco and VMware with end-to-end vendor accountability. To scale customer adoption of Vblock systems the Virtual Computing Environment coalition established a robust set of partners committed to the coalition, including systems integrators, value-added resellers, service providers and independent software vendors. These partners include Accenture, Capgemini, CSC, Lockheed Martin, Tata Consultancy Services and Wipro Technologies.

Additionally, EMC and Cisco introduced Acadia, a joint venture focused on accelerating customer build-outs of private cloud infrastructures through an end-to-end enablement of service providers and large enterprise customers. Acadia’s unique “build, operate, transfer” model for delivering the Vblock architecture and addressing people, process and technology, will offer customers further choice, flexibility and cost advantages as they seek to virtualize their IT infrastructures and evolve to private cloud environments.

EMC’s Cloud division builds cloud-based technologies for individual consumers and small businesses, as well as foundational infrastructure components upon which third-party service providers deliver cloud-based services. In 2009, EMC expanded the reach of its cloud offerings by offering its industry-leading Mozy online backup service through major distribution partners, including Vodafone, McAfee, China Telecom and Cox Communications. Mozy is the world’s most trusted online backup service for consumers and small businesses with more than 1,000,000 customers, 40,000 business users and 20 petabytes of information stored at its multiple data centers around the globe.

In addition to the EMC Atmos infrastructure platform for cloud-based information services, the EMC Atmos onLine service provides customers instant access to online storage resources so that they can reduce capital expenses and management overhead. The service delivers users the flexibility and cost efficiencies of on-demand, object storage, while providing the controls an enterprise requires, such as policy and retention.

EMC Consumer and Small Business Products

The EMC Consumer and Small Business Products division leverages Iomega’s strong brand, products, partner ecosystem and worldwide sales channels to target consumer and small business markets. This division includes EMC Retrospect and EMC LifeLine software, as well as Iomega-branded direct-attach portable and desktop hard drives, network drives (NAS devices) and HDD multimedia products. In 2009, the Consumer and Small Business Products division introduced several new additions to the Iomega NAS product family, including the award-winning desktop double drive StorCenter ix2-200 NAS and the quad-drive StorCenter ix4-200d NAS, both of which are VMware-certified for virtualization installations, which is a first for NAS devices in the SOHO and low-end small business category. Iomega’s NAS devices utilize EMC LifeLine software, a fully-developed Linux operating environment and suite of applications designed for cross-platform support with Windows, Mac and Linux computers.

EMC Global Services

EMC Global Services provides the strategic guidance and technology expertise organizations need to address their business and information infrastructure challenges, derive maximum value from their information assets and investments and help speed customers’ transition to the private cloud. With more than 14,000 professional- and support-service experts worldwide, plus a global network of alliances and partners, EMC Global Services leverages proven methodologies, industry best practices, experience and a knowledge base derived from EMC’s broad practices to help customers reduce risk, lower costs and speed time-to-value. End-to-end services capabilities address the full spectrum of customer needs across the information lifecycle: strategize, advise, design, implement, manage and support. Among the offerings provided by EMC Global Services are consulting services, technology deployment, managed services, customer support services, training and certification and EMC Proven solutions.

In 2009, EMC introduced a suite of more than 30 new services and solutions to speed customers’ transition to the private cloud. The comprehensive approach EMC takes to address the application, infrastructure and governance issues that impact execution of a private cloud strategy is reflected in the broad portfolio of end-to-end services and solutions that enable customers to accelerate enterprise-scale virtualization. The new services and solutions, encompassing consulting, technology integration, resident and education services offerings, along with a full suite of EMC Proven solutions, are critical to helping customers address the challenges they face when planning, implementing and scaling their private cloud environment, including challenges related to backup and recovery, business continuity, disaster recovery, management and the transition of tier 1 applications to the virtual infrastructure.

EMC Global Services was recognized for its customer support leadership and innovation, receiving the Service and Support Professional Association (SSPA) STAR Award for Best Practices, certification by the Service Capability and Performance (SCP) Support Standard for the tenth consecutive year, and the Association for Support Professionals (ASP) Ten Best Support Website Award. Global Services also received two Microsoft Partner of the Year Awards in 2009, making EMC Global Services a 20-time winner of this honor.

Content Management and Archiving Segment

Our content management and archiving software helps our customers get maximum leverage from their information by allowing them to create, manage, deliver and archive content ranging from documents and discussions to e-mail, web pages, images, XML, reports, records, rich media files and application data. This segment consists of three key product areas. The Information Governance products improve compliance, simplify e-discovery and reduce IT infrastructure costs and includes EMC SourceOne and Records Management solutions. Documentum xCP is an applications composition platform that provides fully integrated technologies, development and deployment tools as well as application accelerators enabling customers to rapidly build and deploy case processing solutions at a lower cost and with fewer resources. The Information Access products help securely connect information with people and consists of ApplicationXtender, Captiva, CenterStage, Document Sciences, Media Workspace and My Documentum.

RSA Information Security Segment

RSA, The Security Division of EMC, delivers products, packaged solutions and services designed to guard the integrity and confidentiality of information throughout its lifecycle, no matter where it moves, who accesses it or how it is used. RSA offers solutions in identity assurance and access control, data loss prevention, encryption and key management, compliance and security information management and fraud protection. These technologies enable EMC’s customers to discover, classify and place appropriate controls around their data, secure access to the data, both inside and outside the network, and monitor and enforce these measures to prove compliance with security policies and regulations.

In 2009, RSA introduced new versions of many of its products including RSA enVision, the RSA Data Loss Prevention (DLP) 7.0 Suite and the RSA Adaptive Authentication platform. RSA also launched the RSA Share Project, a new initiative designed to bring security tools within reach of corporate and independent software developers and project leaders. Additionally, RSA announced advanced information-centric security functions within VMware vSphere. RSA also integrated the RSA enVision security information and event management (SIEM) solution with the Cisco Mobility Services Engine (MSE) platform and teamed up with First Data, a global leader in electronic commerce and payment processing services, to provide a new service called First Data Secure Transaction Management to secure payment card data.

VMware Virtual Infrastructure Business

VMware is the leading provider of virtualization solutions from the desktop to the data center and to the cloud. Its virtualization solutions represent a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability. Its broad and proven suite of virtualization solutions addresses a range of complex IT problems that include cost and operational inefficiencies, business continuity, software lifecycle management and desktop management.

VMware solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. In the eleven years since the introduction of its first virtualization platform, VMware has expanded its product offerings to address distributed and heterogeneous infrastructure challenges such as planned and unplanned downtime management, system recoverability and reliability, backup and recovery, resource provisioning and management, capacity and performance management and security.

Markets and Distribution Channels

Markets

EMC provides information storage, content management and archiving, security and virtualization technologies to support customers’ information and virtual infrastructures. We target organizations of all sizes.

Distribution Channels

We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers (“OEMs”). These agreements, subject to certain terms and conditions, enable these companies to market and resell certain EMC systems, software and related services.

Additionally, VMware has developed a multi-channel distribution model to expand its presence and reach various segments of the industry. VMware derives a significant majority of its revenues from its large indirect sales channel that includes distributors, resellers, x86 system vendors and systems integrators.

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

In 2009, we extended our strategic alliance with Microsoft Corp. through 2011. EMC and Microsoft have committed to broader and deeper product interoperability and service delivery to address key customer requirements, including virtualization, security and content management through the powerful combination of Microsoft’s data center solutions and productivity applications with EMC’s information infrastructure solutions and consultancy. This will enable joint customers to benefit from more productive and less costly dynamic IT infrastructures that can effectively respond to today’s rapidly changing business requirements and economic constraints.

In 2009, EMC and Cisco, together with VMware, formed the Virtual Computing Environment coalition to accelerate customers’ ability to increase business agility through greater IT infrastructure flexibility, and lower IT, energy and real estate costs through pervasive data center virtualization and a transition to private cloud infrastructures. EMC also expanded its partner ecosystem in international markets, strengthening existing relationships and forging new ones with global and regional technology and solutions providers.

VMware works closely with over 1,300 technology partners, including leading server, microprocessor, storage, networking and software vendors.

Manufacturing and Quality

We have implemented a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations and to provide the framework for continual improvement of our processes and products. This system is certified to the ISO 9001 International Standard. Several additional ISO 9001 certifications are maintained for sales and service operations worldwide. We have also implemented Six Sigma, Lean Manufacturing and other quality methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships are continually improved. Our storage systems’ manufacturing and test facilities in Massachusetts, North Carolina and Ireland are certified to the ISO 14001 International Standard for environmental management systems. In 2009, EMC’s Franklin, Massachusetts manufacturing facility achieved OHSAS 18001 certification, an international standard for facilities with world-class safety and health management systems. We also maintain Support Center Practices certification for our primary customer support centers. These internationally-recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available.

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

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2009, 2008 and 2007, our research and development (“R&D”) expenses totaled $1,627.5 million, $1,721.3 million and $1,526.9 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide. See Item 2, Properties.

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

We have been granted or own by assignment approximately 2,300 patents issued by, and have approximately 1,450 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2009, we had approximately 43,200 employees worldwide, of which approximately 7,100 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

EMC operates in two businesses: EMC’s Information Infrastructure business and the VMware Virtual Infrastructure business. EMC’s Information Infrastructure business consists of three segments: Information Storage, Content Management and Archiving and RSA Information Security.

Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have five manufacturing facilities: two in Massachusetts, which manufacture storage products and security products for the North American markets, two in Ireland, which manufacture storage products and security products for markets outside of North America, and one in North Carolina, which manufactures storage products for worldwide markets. We also utilize contract manufacturers throughout the world to manufacture or assemble our Data Domain, Iomega and, in limited amounts, other information infrastructure products. See Note S to the Consolidated Financial Statements for information about revenues by segment and geographic area.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Leadership and Compensation Committee, Corporate Governance and Nominating Committee, Mergers and Acquisitions Committee and Finance Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/about/governance. Copies will be provided to any shareholder upon request. Please go to www.emc.com/ir to submit an electronic request, or send a written request to EMC Investor Relations, 176 South Street, Hopkinton, MA 01748. None of the information posted on our website is incorporated by reference into this Annual Report.

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

We are subject to the effects of general global economic and market conditions. If these conditions remain uncertain or persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. In addition, the financial crisis in the banking sector and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. Possible consequences from the financial crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

The markets in which we do business are highly competitive, and we may encounter aggressive price competition for all of our products and services from numerous companies globally. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide information infrastructure and virtual infrastructure products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product and service prices, and reductions in product and service prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures will continue.

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

Because we consolidate VMware’s financial results in our results of operations, our financial performance will be impacted by the financial performance of VMware. VMware’s financial performance may be affected by a number of factors, including, but not limited to:

•	general economic conditions in their domestic and international markets;
•	fluctuations in demand, adoption rates, sales cycles and pricing levels for VMware’s products and services;
•	fluctuations in foreign currency exchange rates;
•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;
•	VMware’s ability to compete with existing or increased competition;
•

the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements and beta programs;

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;
•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;
•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;
•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;
•	VMware’s ability to control costs, including its operating expenses;
•	changes to VMware’s effective tax rate;
•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;
•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;
•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;
•	renewal rates for enterprise license agreements, or ELA’s, held by VMware’s customers as original ELA terms expire;

•	the timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release; and
•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

We held $3.1 billion in short and long-term investments as of December 31, 2009. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

If our cost reduction and management measures are not successful, our business could be adversely affected.

A variety of factors could prevent us from achieving our goal of better aligning our revenues and cost structure. While we have achieved savings in 2009 from our cost savings initiatives, there is no assurance that we will be able to continue to achieve additional savings in 2010. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits. Should we implement certain cost reductions, there could be adverse consequences on our business which could have a material adverse effect on our results of operations or financial position.

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

We operate a Venezuelan sales subsidiary in which the Bolivar is the functional currency. Due to limitations in accessing the dollar at the official exchange rate, we have utilized the parallel exchange rate available in the country to translate the foreign currency denominated balance sheet. Our operations in Venezuela include U.S. dollar-denominated assets and liabilities which we remeasure to Bolivars. The remeasurement may result in transaction gains or losses. We have used either the official exchange rate or the parallel exchange rate to remeasure these balances based upon the expected rate at which we believe the items will be settled. As a result of continued hyper-inflation in Venezuela, effective in 2010, we have modified the functional currency to be the U.S. dollar. As a result of this change, Bolivar-denominated transactions will be subject to exchange gains and losses that may impact our earnings. While we do not believe this change will have a material impact on our financial position, results of operations or cash flows, these items could be materially adversely affected if there is a significant change in exchange rates.

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

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

The renewal of the U.S. research and development tax credit which benefited our tax rate by approximately 3 percentage points in 2009 is uncertain from year to year. It currently is repealed for 2010.

In January 2010, the IRS announced its intent to require certain taxpayers to disclose uncertain tax positions (UTPs) on a new schedule as a part of their federal tax returns. The schedule will require annual disclosure of some UTPs in the form of a concise description of those positions and the maximum exposure attributable to each position. If implemented, such proposal could increase the amount of taxes paid.

In February 2010, President Obama, as part of the Administration’s FY 2011 budget, proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase the Company’s effective tax rate and adversely affect our profitability.

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

From time to time, the Financial Accounting Standards Board (FASB) either alone or jointly with the International Accounting Standards Board (IASB) promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in May 2008, the FASB voted to issue authoritative guidance which changed the accounting treatment for certain convertible securities which include our Notes. See Note B to our Consolidated Financial Statements.

In addition, in 2007, the FASB issued authoritative guidance on business combinations. This guidance, which was effective commencing in our 2009 fiscal year, resulted in significant changes in accounting for acquisitions, including our recently completed acquisition of Data Domain, Inc. Depending upon the number of and magnitude of acquisitions which we may consummate in 2010, this guidance could have a material adverse effect on our business, results of operations or financial condition.

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

Our pension plan assets are subject to market volatility.

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plans’ assets is 8.25%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2009. As of December 31, 2009, the ten-year historical rate of return on plan assets was 2.8%, and the inception to date return on plan assets was 9.7%. In 2009 and 2008, we experienced a 25.1% gain and 27.0% loss, respectively, on plan assets. Given current market conditions, should we not achieve the expected rate of return on our plans’ assets or if our plans experience a decline in the fair value of their assets, we may be required to contribute assets to the plans which could materially adversely affect our results of operations or financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)

Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service and sales	Information Storage, Content Management and Archiving

Franklin, MA	owned: leased:	922,000 240,000	manufacturing	Information Storage

Bedford, MA	leased:	328,000	R&D, customer service, sales and administrative offices	RSA Information Security

Apex, NC	owned:	391,000	manufacturing	Information Storage

Palo Alto, CA	owned: leased:	462,000 371,000	executive and administrative offices, R&D, sales, marketing and data center	VMware Virtual Infrastructure

Other North American Locations	owned: leased:	1,304,000 4,363,000	executive and administrative offices, sales, customer service and R&D	**

Asia Pacific	leased:	1,457,000	sales, customer service and R&D	**

Cork, Ireland	owned: leased:	578,000 123,000	manufacturing, customer service, R&D and administrative offices	**

Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	35,000 1,669,000	sales, manufacturing, customer service and R&D	**

Latin America	leased:	95,000	sales and customer service	**

* Of the total square feet owned and leased, approximately 892,000 square feet was vacant and 745,000 square feet was leased or subleased to non-EMC businesses.

**All segments of our business generally utilize these facilities.

We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note N to our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. We have disclosed the specific amount recorded for a particular matter where required by authoritative guidance. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the United States General Services Administration in November 1999 which, following several extensions, expired in June 2007. The DoJ filed a complaint in intervention in this matter in June 2008. The DoJ and relators assert claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims, and seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. We continue to believe that we have meritorious factual and legal defenses to the allegations raised.

EMC has been in ongoing settlement discussions with the DoJ to resolve the claims alleged in this matter. As a result of such discussions, we have recorded an $87.5 million accrual for this contingency, which represents our assessment of the amount of probable loss that may result from this matter.

Derivative Demand Letters. We have received derivative demand letters sent on behalf of purported EMC shareholders. The letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts matter. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. We are defending this matter vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	62	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	58	Vice Chairman
Arthur W. Coviello, Jr.	56	Executive Vice President and President, RSA, the Security Division of EMC
Paul T. Dacier	52	Executive Vice President and General Counsel
Howard D. Elias	52	President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services
Patrick P. Gelsinger	48	President and Chief Operating Officer, EMC Information Infrastructure Products
David I. Goulden	50	Executive Vice President and Chief Financial Officer
Frank M. Hauck	50	Executive Vice President
Mark S. Lewis	47	President, EMC Content Management and Archiving Division
John T. Mollen	59	Executive Vice President, Human Resources
Harry L. You	50	Executive Vice President, Office of the Chairman

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

William J. Teuber, Jr. has been our Vice Chairman since May 2006. In this role, Mr. Teuber assists the Chairman, President and Chief Executive Officer in the day-to-day management of EMC and leads EMC Customer Operations, our worldwide sales and distribution organization. Mr. Teuber served as our Vice Chairman and Chief Financial Officer from May 2006 to August 2006 and as Executive Vice President and Chief Financial Officer from November 2001 to May 2006. Mr. Teuber joined EMC in 1995. Prior to serving as our Chief Financial Officer, he served as our Controller. Mr. Teuber is a director of Popular, Inc., a diversified financial services company.

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

Paul T. Dacier has been our Executive Vice President and General Counsel since May 2006. Mr. Dacier served as Senior Vice President and General Counsel from February 2000 to May 2006 and joined EMC in 1990 as Corporate Counsel. Mr. Dacier is a director of Genesis Lease Limited, a global commercial aircraft leasing company.

Howard D. Elias has been our President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services since September 2009. Previously, Mr. Elias served as President, EMC Global Services and EMC Ionix from September 2007 to September 2009. Mr. Elias served as our Executive Vice President, Global Services and Resource Management Software Group from May 2006 to September 2007 and served as our Executive Vice President, Global Marketing and Corporate Development from January 2006 to May 2006. He served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development from January 2004 to January 2006. Prior to joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations in the Enterprise Systems Group. Mr. Elias is a director of Gannett Company, Inc., a leading international news and information company.

Patrick P. Gelsinger has been our President and Chief Operating Officer, EMC Information Infrastructure Products since September 2009. Prior to joining EMC, Mr. Gelsinger was Senior Vice President and Co-General Manager of Intel Corporation’s Digital Enterprise Group from 2005 to September 2009 and was Intel’s Senior Vice President, Chief Technology Officer from 2002 to 2005.

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

Frank M. Hauck has been an Executive Vice President since July 2000. In his current role, Mr. Hauck leads a number of key EMC functions, including Global Marketing and Customer Quality, which he has led since May 2006, and Technology Alliances. From April 2009 until September 2009, Mr. Hauck served as the interim leader of the EMC Storage Division. Mr. Hauck served as Executive Vice President, Customer Quality and Services from April 2005 to May 2006. He served as Executive Vice President, Customer Operations from November 2001 to April 2005. Mr. Hauck has also held a number of other executive positions since he joined EMC in 1990, including Executive Vice President, Global Sales and Services, Chief Information Officer, Executive Vice President, Products and Offerings, Senior Vice President, Business Integration, and Senior Vice President, Customer Service.

Mark S. Lewis has been our President, EMC Content Management and Archiving Division since September 2007. Mr. Lewis served as Executive Vice President, Chief Development Officer from May 2005 to September 2007. Mr. Lewis served as Executive Vice President, EMC Software Group from July 2004 to May 2005. Mr. Lewis served as Executive Vice President, Open Software Operations from July 2003 to July 2004, and prior to that served as Executive Vice President, New Ventures and Chief Technology Officer. Prior to joining EMC, Mr. Lewis served as Vice President of Worldwide Marketing and Solutions in the Network Storage Solutions Group at Hewlett-Packard. Mr. Lewis is a director of Riverbed Technology, a provider of comprehensive WAN optimization solutions.

John T. Mollen has been our Executive Vice President, Human Resources since May 2006. Mr. Mollen joined EMC as Senior Vice President, Human Resources in September 1999. Prior to joining EMC, he was Vice President of Human Resources with Citigroup Inc., a financial services company.

Harry L. You has been our Executive Vice President, Office of the Chairman since February 2008. In this role, Mr. You oversees EMC’s corporate strategy and new business development. Prior to joining EMC, Mr. You served as Chief Executive Officer of BearingPoint, Inc., a management and technology consulting firm, from March 2005 to December 2007 and as BearingPoint’s Interim Chief Financial Officer from July 2005 to October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company, and from 2001 to 2004, he was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn/Ferry International, a global executive recruiting company.

EMC, EMC Lifeline, EMC Proven, EMC SourceOne, ApplicationXtender, Atmos, Avamar, Captiva, Celerra, Celerra Replicator, Centera, CenterStage, CLARiiON, Connectrix, Document Sciences, Documentum, MirrorView, NetWorker, Retrospect, SnapView, SRDF, Symmetrix, Symmetrix V-Max, TimeFinder and Virtual Matrix Architecture are either registered trademarks or trademarks of EMC Corporation. RSA and enVision are registered trademarks of RSA Security LLC. VMware is a registered trademark of VMware, Inc. Data Domain is a registered trademark of Data Domain LLC. Acadia is a trademark of Acadia Enterprises, LLC. Mozy is a registered trademark of Decho Corporation. Iomega is a registered trademark of Iomega Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

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

Fiscal 2009	High	Low
First Quarter	$12.59	$9.61
Second Quarter	13.73	10.91
Third Quarter	17.48	12.31
Fourth Quarter	18.44	16.12

Fiscal 2008	High	Low
First Quarter	$18.60	$14.01
Second Quarter	18.50	14.05
Third Quarter	15.78	11.22
Fourth Quarter	12.25	8.25

We had 12,330 holders of record of our common stock as of February 25, 2010.

We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2009

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	99,493	$16.52	—	188,649,602
November 1, 2009 – November 30, 2009	213,134	16.83	—	188,649,602
December 1, 2009 – December 31, 2009	28,270	17.01	—	188,649,602

Total	340,897	$16.76	—	188,649,602

(1)

Represents shares withheld from employees for the payment of taxes. No shares were purchased during the fourth quarter pursuant to the previously announced authorizations by our Board of Directors in April 2006 and April 2008 to repurchase a combined 500.0 million shares of our common stock. Such repurchase authorizations do not have a fixed termination date.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2009(1)	2008 (as adjusted)(2)(7)	2007 (as adjusted)(3)(7)	2006 (as adjusted)(4)(7)	2005 (as adjusted)(5)(7)
Summary of Operations:
Revenues	$14,025,910	$14,876,163	$13,230,205	$11,155,090	$9,663,955
Operating income	1,414,275	1,568,936	1,739,252	1,207,758	1,480,422
Net income attributable to EMC Corporation	1,121,801	1,275,104	1,598,965	1,220,123	1,133,165
Net income attributable to EMC Corporation per weighted average share, basic	$0.54	$0.62	$0.77	$0.54	$0.48
Net income attributable to EMC Corporation per weighted average share, diluted	$0.53	$0.61	$0.74	$0.53	$0.47
Weighted average shares, basic	2,022,371	2,048,506	2,079,542	2,248,431	2,382,977
Weighted average shares, diluted	2,055,146	2,079,853	2,157,873	2,286,304	2,432,582
Balance Sheet Data:
Working capital	$5,390,135	$5,446,593	$5,644,894	$2,858,825	$2,900,118
Total assets	26,812,003	23,874,575	22,284,654	18,566,247	16,790,383
Long-term obligations(6)	3,100,290	2,991,943	2,889,362	2,792,424	129,994
Total shareholders’ equity	16,060,474	13,655,950	13,060,342	10,736,402	12,065,430

(1)	In 2009, EMC acquired all of the outstanding shares of 5 companies (see Note D to the Consolidated Financial Statements).
(2)	In 2008, EMC acquired all of the outstanding shares of 12 companies (see Note D to the Consolidated Financial Statements).
(3)

In 2007, EMC acquired all of the outstanding shares of 14 companies (see Note D to the Consolidated Financial Statements). In 2007, EMC recognized a $148.6 million gain on the sale of VMware stock to Cisco.

(4)

In 2006, EMC acquired all of the outstanding shares of 8 companies. In 2006, EMC adopted authoritative guidance on accounting for share-based payments which requires the expensing of stock options. As a result of adopting authoritative guidance, Operating income decreased by $241.6 million, Net income decreased by $204.5 million, Net income attributable to EMC Corporation per weighted average share, basic decreased by $0.10 and Net income attributable to EMC Corporation per weighted average share, diluted decreased by $0.09.

(5)	In 2005, EMC acquired all of the outstanding shares of two companies.
(6)	Includes long-term convertible debt and capital leases, excluding current portion.
(7)

As further discussed in Note B to our Consolidated Financial Statements, “Adoption of New Authoritative Guidance and Revised Financial Statements”, the historical financial statements have been adjusted to reflect the retrospective application of (i) the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement) and (2) the accounting for non-controlling interests, which both became effective January 1, 2009.

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

Our objective for our EMC Information Infrastructure business is to grow faster than the markets we serve by investing in the business for sustainable advantage. Through a continued focus on enhancing and expanding our portfolio of systems, software, services and solutions to meet our customers’ needs, we believe we will be able to profitably increase revenues. We intend to enhance and expand our portfolio by accelerating our internal research and development (“R&D”) efforts and through acquisitions.

Concurrent with these efforts, we will continue to focus on our cost structure. In the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers, and further reduce indirect spending on contractors, third-party services and travel. Additionally, in 2009 we restructured the ownership of some of our subsidiaries to streamline our operations. In 2009, we reduced our costs in excess of $450 compared to our 2008 cost structure. These programs have favorably impacted our cost of sales, selling, general & administrative (“SG&A”) and R&D expenses. For 2009, approximately one-third of these reductions related to our cost of sales and the remaining two-thirds related to our other operating expenses.

The program’s savings are from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our worldwide operations. These initiatives, which began in 2009, include the consolidation and movement of various facilities and processes. As part of these transformation efforts, we have incurred transition costs of $55 in 2009 and expect to incur an additional $50 in 2010. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure.

Through a combined focus on revenue growth, accelerated investment in R&D and continued cost containment efforts, we believe we will be able to increase 2010 earnings at a faster rate than the rate at which we will grow our revenues.

Since mid-2008 and through most of 2009, we have observed that customers have responded to the economic downturn with reductions in their IT spending. As a result, we have experienced a decline in year-over-year product revenues. While the overall macroeconomic environment appears to be improving and customers appear to be moving cautiously with their IT spending, we remain conservative in planning and assume a slow economic recovery in which IT spending will continue to be tempered into 2010 and perhaps longer.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and development of virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). In the second quarter of 2009, VMware vSphere, the next generation of VMware infrastructure, became generally available. VMware View 4, which is integrated with VMware vSphere, became generally available in the fourth quarter of 2009. VMware View 4 represents a complete desktop virtualization solution that enables rapid adoption of virtualized desktops and establishes a desktop as a managed service model. VMware has introduced, and expects to continue to introduce, more products that build on the vSphere foundation through 2010 and beyond.

Since mid-2008, and through most of 2009, VMware has observed that customers have responded to the economic downturn with reductions in their IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases are purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While VMware experienced an increase in customer spending in the fourth quarter of 2009, which VMware believes is in response to previously suppressed demand and fiscal year-end spending trends, VMware continues to plan conservatively for 2010.

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

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

				Percentage Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Information Storage	$10,659.4	$11,632.3	$10,610.9	(8.4)%	9.6%
Content Management and Archiving	739.6	785.6	773.2	(5.9)	1.6
RSA Information Security	606.0	581.3	525.3	4.2	10.7
VMware Virtual Infrastructure	2,021.0	1,876.9	1,320.8	7.7	42.1

Total revenues	$14,025.9	$14,876.2	$13,230.2	(5.7)%	12.4%

Consolidated product revenues declined 12.3% to $8,828.1 in 2009 and increased 7.0% to $10,071.8 in 2008. The Information Storage segment’s product revenues declined 12.9% to $7,198.1 in 2009 and increased 5.8% to $8,263.5 in 2008. The Content Management and Archiving segment’s product revenues declined 6.3% and 17.6% to $260.8 and $278.2 in 2009 and 2008, respectively. The RSA Information Security segment’s product revenues declined 4.2% and 0.8% to $340.3 and $355.1 in 2009 and 2008, respectively. The decline in product revenues in 2009 was primarily attributable to lower demand resulting from the challenging global economic environment and resulting negative impact in our customers’ IT purchases. Product revenues increased in the second half of 2009 as compared to the first half of the year as customers spent more of their budgets in the second half of the year as compared to the first half of the year. The increase in Information Storage product revenues in 2008 was due to greater demand for these products attributable to increased demand for our IT infrastructure offerings and a broadened product portfolio. The decline in Content Management and Archiving and RSA Information Security product revenues in 2008 was primarily attributable to lower fourth quarter demand resulting from the challenging global economic environment and resulting negative impact in our customers’ IT purchases.

The VMware Virtual Infrastructure segment’s product revenues declined 12.4% to $1,029.0 in 2009 and increased 30.1% to $1,175.1 in 2008. The decline in product revenues in 2009 was primarily attributable to lower demand resulting from the challenging global economic environment and resulting negative impact in VMware’s customers’ IT purchases. The increase in VMware product revenues in 2008 was due to greater demand for these products attributable to increased demand for VMware’s IT infrastructure offerings and a broadened product portfolio.

Consolidated services revenues increased 8.2% and 25.8% to $5,197.8 and $4,804.3 in 2009 and 2008, respectively. The Information Storage segment’s services revenues increased 2.7% and 20.4% to $3,461.4 and $3,368.8 in 2009 and 2008, respectively. The RSA Information Security segment’s services revenue increased 17.5% and 35.2% to $265.7 and $226.2 in 2009 and 2008, respectively. Services revenues increased for these segments in 2009 due to an increase in maintenance revenues resulting from continued demand for support from our installed base. The increased demand was partially offset by a decline in professional services revenue which was associated with the decline in product revenues. Services revenues increased in 2008 due to growing demand for both professional services and maintenance.

The Content Management and Archiving segment’s services revenues declined 5.7% to $478.8 in 2009 and increased 16.5% to $507.5 in 2008. The decline in services revenues in 2009 was attributable to lower demand for our product offerings which reduced the demand for professional services. The increase in services revenues in 2008 was primarily due to an increase in maintenance revenues resulting from continued demand for support from our installed base.

The VMware Virtual Infrastructure segment’s services revenues increased 41.3% and 68.1% to $992.0 and $701.9 in 2009 and 2008, respectively. In 2009, services revenues increased as a result of strong maintenance renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software sales. In addition, the growth in services revenues benefited from customers becoming current on their maintenance agreements in order to receive VMware’s new product offerings as part of those arrangements. As VMware focused on recovering back maintenance during 2009, the Company anticipates revenue from back maintenance to decline in 2010 as customers have become current. In 2008, the growth in services revenues reflected the increase in license revenues, as maintenance services are generally purchased with licenses, the benefit from multi-year software maintenance contracts sold in previous periods and renewals of existing customer software maintenance contracts.

Consolidated revenues by geography were as follows:

				Percentage Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
United States	$7,384.3	$7,990.8	$7,343.0	(7.6)%	8.8%
Europe, Middle East and Africa	4,290.3	4,555.0	3,921.1	(5.8)	16.2
Asia Pacific	1,603.1	1,640.1	1,400.0	(2.3)	17.2
Latin America, Mexico and Canada	748.2	690.3	566.1	8.4	21.9

Revenues decreased in 2009 in all of our markets, with the exception of Latin America, Mexico and Canada, due to the challenging global economic environment and resulting negative impact in customers’ IT purchases. Revenues improved in Latin America, Mexico and Canada primarily due to increased demand for our offerings. Revenues increased in 2008 in all of our markets due to greater demand for our products and services offerings. Changes in exchange rates negatively impacted revenues by 1.4% in 2009 and positively impacted revenues by 0.8% in 2008. The impact of the change in rates in 2009 and 2008 was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation.

				Percentage Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Cost of revenue:
Information Storage	$5,256.7	$5,670.1	$5,237.2	(7.3)%	8.3%
Content Management and Archiving	274.8	305.6	271.5	(10.1)	12.6
RSA Information Security	186.5	170.6	144.4	9.3	18.1
VMware Virtual Infrastructure	316.3	268.7	188.6	17.7	42.5
Corporate reconciling items	246.8	238.7	177.2	3.4	34.7

Total cost of revenue	6,281.0	6,653.8	6,018.9	(5.6)	10.5
Gross margins:
Information Storage	5,402.7	5,962.2	5,373.6	(9.4)	11.0
Content Management and Archiving	464.8	480.0	501.8	(3.2)	(4.3)
RSA Information Security	419.5	410.7	380.9	2.1	7.8
VMware Virtual Infrastructure	1,704.7	1,608.2	1,132.2	6.0	42.0
Corporate reconciling items	(246.8)	(238.7)	(177.2)	3.4	34.7

Total gross margin	7,744.9	8,222.4	7,211.3	(5.8)	14.0

Operating expenses:
Research and development(1)	1,627.5	1,721.3	1,526.9	(5.4)	12.7
Selling, general and administrative(2)	4,595.6	4,601.6	3,912.7	(0.1)	17.6
In-process research and development	—	85.8	1.2	(100.0)	7,050.0
Restructuring and acquisition-related charges	107.5	244.7	31.3	(56.1)	681.8

Total operating expenses	6,330.6	6,653.4	5,472.1	(4.9)	21.6

Operating income	1,414.3	1,568.9	1,739.3	(9.9)	(9.8)
Investment income, interest expense and other expenses(3)	(39.7)	31.3	223.4	(226.8)	(86.0)

Income before income taxes	1,374.6	1,600.2	1,962.6	(14.1)	(18.5)
Income tax provision	252.8	280.4	348.2	(9.8)	(19.5)

Net income	1,121.8	1,319.8	1,614.4	(15.0)	(18.2)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(33.7)	(44.7)	(15.5)	(24.6)	188.4

Net income attributable to EMC Corporation	$1,088.1	$1,275.1	$1,599.0	(14.7)%	(20.3)%

(1)	Amount includes corporate reconciling items of $235.8, $175.4 and $119.4 for the year ended December 31, 2009, 2008 and 2007, respectively.
(2)	Amount includes corporate reconciling items of $495.5, $367.2 and $275.6 for the year ended December 31, 2009, 2008 and 2007, respectively.
(3)	Amount includes gain of $148.6 on sale of VMware stock to Cisco in 2007.

Gross Margins

Our gross margin percentages were 55.2%, 55.3% and 54.5% in 2009, 2008 and 2007, respectively. The decline in the gross margin percentage in 2009 compared to 2008 was primarily attributable to the Information Storage segment, which decreased overall gross margins by 17 basis points and the RSA Information Security segment, which decreased overall gross margins by 5 basis points. These declines were partially offset by the VMware Virtual Infrastructure segment which improved overall gross margins by 11 basis points, and the Content Management and Archiving segment which improved overall gross margins by 7 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, decreased the consolidated gross margin percentage by 6 basis points. The improvement in the gross margin percentage in 2008 compared to 2007 was attributable to the VMware Virtual Infrastructure segment, which contributed 123 basis points, and the Information Storage segment, which contributed 21 basis points to the overall gross margin improvement. These improvements were partially offset by the margin impact of the Content Management and Archiving segment, which decreased overall gross margins by 19 basis points and the RSA Information Security segment, which decreased overall gross margins by 1 basis point. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization, decreased the consolidated gross margin percentage by 44 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $8.1 in the corporate reconciling items in 2009 was attributable to a $12.5 increase in restructuring charges, a $19.3 increase in stock-based compensation expense and $3.1 in transition costs, partially offset by a $26.8 decrease in acquisition-related intangible asset amortization expense. The $12.5 increase in restructuring charges in 2009 was attributable to a loss recognized on a contractual obligation with a minimum purchase obligation that is not expected to be fulfilled. The $19.3 increase in stock-based compensation expense was primarily attributable to incremental expense associated with options exchanged in the acquisition of Data Domain and expense associated with VMware’s equity grants. The decrease in intangible asset amortization expense in 2009 was attributable to acquisition-related intangible assets acquired in acquisitions becoming fully amortized. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure. The increase of $61.5 in the corporate reconciling items in 2008 was attributable to a $38.6 increase in intangible asset amortization expense associated with acquisitions and a $22.9 increase in stock-based compensation expense, primarily attributable to VMware equity grants.

The gross margin percentages for the Information Storage segment were 50.7%, 51.3% and 50.6% in 2009, 2008 and 2007, respectively. The decrease in the gross margin percentage in 2009 compared to 2008 was primarily attributable to lower sales volume and a greater mix of lower margin Iomega revenue. Iomega, acquired in June 2008, operates within the consumer and small business marketplace which historically has had lower gross margins than marketplaces typically served by our Information Storage segment. Partially offsetting these declines was an improvement in the gross margin attributable to a greater mix of higher margin services revenues as a percentage of total segment revenues. Services revenues as a percentage of total Information Storage segment revenues increased to 32.5% in 2009 from 29.0% in 2008. The increase in the gross margin percentage in 2008 compared to 2007 was primarily attributable to our ability to achieve higher gross margins from our focus on selling overall solutions to our customers, partially offset by the margin impact from the acquisition of Iomega.

The gross margin percentages for the Content Management and Archiving segment were 62.8%, 61.1% and 64.9% in 2009, 2008 and 2007, respectively. The increase in the gross margin percentage in 2009 compared to 2008 was primarily attributable to a change in the mix of services revenues with a higher proportion of maintenance revenues and a lower proportion of professional services revenues to total services revenues. Maintenance revenues generally provide a higher margin percentage than professional services revenues. The decrease in the gross margin percentage in 2008 compared to 2007 was primarily attributable to a decline in product revenues as a percentage of total segment revenues. Product revenues as a percentage of total revenues decreased from 43.6% in 2007 to 35.4% in 2008. Product revenues generally provide a higher gross margin percentage than software maintenance and other services revenues.

The gross margin percentages for the RSA Information Security segment were 69.2%, 70.6% and 72.5% in 2009, 2008 and 2007, respectively. The decreases in the gross margin percentage in 2009 and 2008 were primarily due to a decrease in product revenues as a percentage of total segment revenues. Product revenues as a percentage of total revenues decreased from 68.1% in 2007 to 61.1% in 2008 and to 56.2% in 2009. Product revenues generally provide a higher gross margin percentage than services revenues.

The gross margin percentages for the VMware Virtual Infrastructure segment were 84.4% in 2009, 85.7% in 2008 and 85.7% in 2007. The decrease in the gross margin percentage in 2009 was primarily attributable to an increase in the amortization of software development costs as a percentage of total segment revenues. The amortization of software development costs as a percentage of total segment revenues increased to 3.3% in 2009, compared to 2.3% in 2008. The consistency in the gross margin percentage in 2008 and 2007 was primarily due to consistent software license and maintenance revenue mix as a percentage of total revenues. Software license and maintenance revenues as a percentage of total revenues decreased slightly from 93.2% in 2007 to 92.2% in 2008.

Research and Development

As a percentage of revenues, R&D expenses were 11.6%, 11.6% and 11.5% in 2009, 2008 and 2007, respectively. R&D expenses decreased $93.8 in 2009 primarily due to a decrease in personnel-related costs, depreciation expense, materials costs and facilities costs. Personnel-related costs decreased by $19.9, depreciation expense decreased by $19.1, the cost of materials to support new product development decreased by $14.0 and the cost of facilities decreased by $11.9. Capitalized software development costs, which reduce R&D expense, increased by $9.5. R&D expenses increased $194.4 in 2008 primarily due to an increase in personnel-related costs and facilities costs. Personnel-related costs increased by $218.5 and the cost of facilities increased by $26.4. Partially offsetting these increases was a decrease in the cost of materials to support new product development of $13.2. Capitalized software development costs, which reduce R&D expense, increased by $59.9.

Corporate reconciling items within R&D, which consist of stock-based compensation, acquisition-related intangible asset amortization and transition costs increased $60.4 and $56.0 to $235.8 and $175.4 in 2009 and 2008, respectively. Stock-based compensation expense increased $52.2 and $54.4 in 2009 and 2008, respectively. Acquisition-related intangible asset amortization decreased $0.2 in 2009 and increased $1.6 in 2008 and transition costs were $8.4 and $0.0 in 2009 and 2008, respectively. The increase in stock-based compensation expense in 2009 was primarily attributable to incremental expense associated with VMware’s equity grants and expense associated with options exchanged in the acquisition of Data Domain. The increase in stock-based compensation expense in 2008 was primarily attributable to incremental VMware equity grants made in 2007 and 2008. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.5%, 9.3% and 9.7% in 2009, 2008 and 2007, respectively. R&D expenses decreased $181.6 in 2009 primarily due to a reduction in personnel-related costs, facilities costs, materials costs and depreciation expense. Personnel-related costs decreased by $99.0, the cost of facilities decreased by $18.2, the cost of materials to support new product development decreased by $14.0 and depreciation expense decreased by $13.4. In 2009, the cost reductions were primarily due to savings achieved as a result of our 2008 restructuring programs, our cost savings initiatives and greater levels of capitalized software development. Capitalized software development costs, which reduce R&D expense, increased by $31.8. The increase in capitalized software development costs is attributable to efforts associated with new product development. R&D expenses increased $51.5 in 2008 primarily due to higher personnel-related costs and increased facilities costs which increased by $74.7 and $6.2, respectively. Partially offsetting these increases was a decrease in the cost of materials to support new product development of $14.4 and a $16.6 increase in capitalized software development costs, which reduces R&D expense.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 18.3%, 18.2% and 19.3% in 2009, 2008 and 2007, respectively. R&D expenses increased $27.3 in 2009 primarily due to an increase in personnel-related costs, including salaries and benefits which increased $18.4 due to incremental headcount from strategic hiring and a decrease in capitalized software development costs, partially offset by decreased costs resulting from the austerity measure implemented in the fourth quarter of 2008. Capitalized software development costs, which reduce R&D expense, decreased by $22.3 in 2009 when compared to 2008 as VMware vSphere became generally available in 2009. R&D expenses increased $86.9 in 2008 primarily due to incremental headcount to support the growth of the business, resulting in increased salaries and benefits expense of $91.2. Partially offsetting these increases was an increase in software capitalization costs of $43.3 which reduced R&D costs.

Selling, General and Administrative

As a percentage of revenues, SG&A expenses were 32.8%, 30.9% and 29.6% in 2009, 2008 and 2007, respectively. SG&A expenses decreased by $6.0 in 2009 driven by the cost reduction efforts implemented in the fourth quarter of 2008. Personnel-related costs, travel, supplies and other administrative costs declined by $103.3. Additionally, our provisions for bad debts decreased by $20.3. Partially offsetting these decreased costs were $57.5 for a provision for litigation, increased commissions of $53.3 and increased depreciation of $26.6. SG&A expenses increased by $688.9 in 2008 primarily due to higher personnel-related costs, depreciation, facilities costs, bad debt provisions and travel costs. Personnel-related costs increased by $468.2, depreciation increased by $49.4, facilities costs increased $28.3, bad debt provisions increased $25.8 and travel costs increased by $6.1.

Corporate reconciling items within SG&A, which consist of stock-based compensation, acquisition-related intangible asset amortization, provision for litigation and transition costs increased $128.3 and $91.5 to $495.5 and $367.2 in 2009 and 2008, respectively. In 2009, we incurred $57.5 for a provision for litigation, stock-based compensation expense increased $32.8 and transition costs increased $43.1. Partially offsetting these increases was a decrease in acquisition-related intangible asset amortization expense of $5.1. The increase in stock-based compensation expense in 2009 was primarily attributable to incremental expense associated with VMware’s equity grants and expense associated with options exchanged in the acquisition of Data Domain. In 2008, stock-based compensation increased $56.8 and acquisition-related intangible asset amortization increased $34.7. The increase in stock-based compensation expense consisted of a $31.3 increase within the VMware Virtual Infrastructure business and a $25.5 increase within EMC’s Information Infrastructure business. The increase in stock-based compensation expense was attributable to equity grants made in 2007 and 2008. The increase in acquisition-related intangible amortization expense was attributable to amortization of intangible assets associated with acquisitions by both EMC’s Information Infrastructure business and the VMware Virtual Infrastructure business. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.1%, 26.8% and 26.0% in 2009, 2008 and 2007, respectively. SG&A expenses decreased by $228.8 in

2009 driven by the cost reduction efforts implemented in the fourth quarter of 2008. Personnel-related costs, travel, supplies and other administrative costs declined by $228.0. Additionally, our provisions for bad debts decreased by $21.2. Partially offsetting these decreased costs was an increase in depreciation expense of $15.8. In 2008, SG&A expenses increased by $393.1 primarily due to higher personnel-related costs, depreciation and other SG&A costs. Personnel-related costs increased by $265.5, depreciation expense increased by $34.9 and other SG&A costs increased by $42.0.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 41.7%, 39.8% and 41.1% in 2009, 2008 and 2007, respectively. SG&A expenses increased $94.5 and $204.2 in 2009 and 2008, respectively. The increase in SG&A expenses consisted primarily of higher commissions, increased salaries and benefits resulting from increased sales volume and incremental headcount added in conjunction with VMware’s international expansion, as well as increased spending to enhance the sales and marketing systems infrastructure of its business. These cost increases were partially offset by decreased travel and entertainment costs resulting from the austerity measure implemented in the fourth quarter of 2008 and decreased marketing program expenses as compared with VMware’s branding initiative in 2008. These austerity measures included, but were not limited to, reduced travel and entertainment costs, decreased contractor costs and hiring limited to roles that fit VMware strategic initiatives. In 2008, SG&A expenses increased by $204.2 primarily due to higher salaries and benefits due to increases in sales, marketing and administrative personnel costs of $153.5. The resources were added to support the growth of the business, including a greater number of finance and legal personnel needed to comply with public company requirements, as well as higher commission expense resulting from increased sales volume. SG&A expenses also increased due to marketing expenses related to VMware’s international market expansion and VMware’s branding initiative.

In-Process Research and Development

We incurred no in-process research and development (“IPR&D”) charges to the Consolidated Income Statement in 2009. As a result of accounting rule changes which were effective at the beginning of 2009, IPR&D resulting from business combinations is now capitalized as an asset with amortization commencing upon completion of the project. In connection with acquisitions in 2009, we acquired and capitalized $175.0 of IPR&D. IPR&D expense was $85.8 and $1.2 in 2008 and 2007, respectively.

During 2008, IPR&D projects relating to two EMC Information Infrastructure acquisitions and two VMware acquisitions were identified and written off at the time of the respective date of each acquisition because they had no alternative uses and had not reached technological feasibility. The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied discount rates ranging from 20% to 60% to value the IPR&D projects acquired. The increase in IPR&D in 2008 when compared to 2007 was primarily attributable to higher levels of in-process R&D of acquisitions consummated during the respective period.

Restructuring and Acquisition-Related Charges

In 2009, 2008 and 2007, we incurred restructuring and acquisition-related charges of $107.5, $250.3 and $31.3, respectively. In 2009, we incurred $88.4 of restructuring charges, primarily related to our 2008 restructuring program and $19.1 of costs in connection with acquisitions for financial advisory, legal and accounting services. In 2008 and 2007, all charges are only related to restructuring activities.

In the fourth quarter of 2008, to further improve the competitiveness and efficiency of our global business in response to a challenging global economy, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The plan included the following components:

•	A reduction in force resulting in the elimination of approximately 2,400 positions which was substantially completed by the end of 2009 and will be fully completed in 2010.
•	The consolidation of facilities and the termination of contracts. These actions are expected to be completed by 2015.
•	The write-off of certain assets for which EMC has determined it will no longer derive any benefit. These actions were completed in the fourth quarter of 2008.

In addition to this plan, we also recognized in 2008 an asset impairment charge of $28.0 for certain assets for which the forecasted cash flows from the assets are less than the assets’ net book value.

The total charge resulting from these actions is expected to be approximately $400.0, with $247.9 recognized in 2008, $87.0 recognized in 2009, $35.0 expected to be recognized in 2010 and the remainder expected to be recognized in 2011 through 2015.

The remaining cash portion owed for these programs is approximately $69.0 which will be paid over periods through 2015. See Note Q to the Consolidated Financial Statements.

Investment Income

Investment income was $140.4, $247.0 and $249.3 in 2009, 2008 and 2007, respectively. Investment income decreased in 2009 and 2008 primarily due to lower weighted-average returns on investments. The weighted-average return on investments, excluding realized losses and gains, was 1.3%, 3.1% and 4.3% in 2009, 2008 and 2007, respectively. Net realized gain (losses) were $20.8, $6.6 and $(10.1) in 2009, 2008 and 2007, respectively.

Interest Expense

Interest expense was $182.5, $176.4 and $169.8 in 2009, 2008 and 2007, respectively. Interest expense consists primarily of interest on our long-term convertible debt. Included in interest expense are non-cash interest charges of $108.3, $102.6 and $96.9 in 2009, 2008 and 2007, respectively. We are accreting our long-term convertible debt to their face values over their term. See Note F to the Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net was $2.4, $(39.4) and $(4.7) in 2009, 2008 and 2007, respectively. The change in 2009 was primarily attributable to gains on common stock investments in Data Domain and SpringSource. As part of the acquisition of these entities, our previously held investments were re-measured to fair value, resulting in $25.8 of gains. Absent these gains, other income (expense) is primarily foreign currency translation losses. Foreign currency transaction losses were lower in 2009 when compared to 2008. The increase in 2008 was primarily attributable to an increase in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rate was 18.4%, 17.5% and 17.7% in 2009, 2008 and 2007, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is substantially lower than our income tax rate in the United States.

In 2009, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 17.5 percentage points compared to our statutory federal tax rate of 35.0%. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 4.5 percentage points. In 2009, we effected a plan to reorganize our international operations by transferring certain assets of our RSA and Data Domain entities and legacy foreign corporations owned directly by EMC into a single EMC international holding company. As a result of this reorganization, we incurred income taxes which negatively impacted the rate by 4.4 percentage points. The net effect of tax credits, state taxes, non-deductible permanent differences and changes in valuation allowances and other items collectively increased the rate by 1.0 percentage point, driven principally by non-deductible permanent differences.

In 2008, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 15.9 percentage points compared to our statutory federal tax rate of 35.0%. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 2.9 percentage points. The net effect of non-deductible permanent differences, state taxes, tax credits and other items was an increase to the rate of 1.3 percentage points.

In 2007, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 15.2 percentage points compared to our statutory federal tax rate of 35.0%. We had a reduction in our valuation allowance which principally arose from the utilization of capital loss carryforwards towards the capital gain on the sale of VMware stock to Cisco resulting in a benefit to our effective tax rate of 1.5 percentage points. The resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 1.3 percentage points. The net effect of non-deductible permanent differences, state taxes, tax credits and other items was an increase to the rate of 0.7 percentage points.

The effective tax rate increased from 2008 to 2009 by 0.9%, from 17.5% to 18.4%. This increase was principally attributable to the reorganization of RSA and Data Domain in 2009, which was partially offset by incremental benefits from the resolution of uncertain tax positions inclusive of the expiration of statutes of limitation. The effective tax rates for 2007 and 2008 were relatively constant.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $33.7, $44.7 and $15.5 in 2009, 2008 and 2007, respectively. VMware’s reported net income was $197.1, $290.1 and $218.1 in 2009, 2008 and 2007, respectively. The weighted average non-controlling interest in VMware was approximately 17.0%, 15.0% and 7.0% in 2009, 2008 and 2007, respectively.

Financial Condition

Cash provided by operating activities was $3,334.4, $3,565.1 and $3,126.6 in 2009, 2008 and 2007, respectively. Cash received from customers was $14,647.7, $15,378.1 and $13,333.5 in 2009, 2008 and 2007, respectively. In 2009, the decrease in cash received from customers was attributable to a reduction in sales volume. In 2008, the increase in cash received from customers was attributable to higher sales volume. Cash paid to suppliers and employees was $11,032.9, $11,747.0 and $10,182.6 in 2009, 2008 and 2007, respectively. In 2009, the decrease was attributable to a reduction in purchases associated with a reduction in sales volume and a decrease in compensation costs. In 2008, the increase was partially attributable to higher headcount due to the growth of the business, as well as continued acquisition activity. Total headcount was approximately 43,200, 42,100 and 37,700 at December 31, 2009, 2008 and 2007, respectively. Cash received from dividends and interest was $109.5, $240.0 and $254.1 in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, we paid $316.5, $232.3 and $202.3, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $3,095.5, $1,614.9 and $1,162.9 in 2009, 2008 and 2007, respectively. Cash used for acquisitions, strategic and other related investments were $2,847.1, $731.0 and $704.1 in 2009, 2008 and 2007, respectively. In 2009, net of cash and investments acquired, we acquired Data Domain for $1,933.9 and VMware acquired SpringSource for $356.3. Capital additions were $411.6, $695.9 and $699.0 in 2009, 2008 and 2007, respectively. The lower level of capital additions in 2009 was due to lower spending on infrastructure as part of our cost savings initiatives. Capitalized software development costs were $304.5, $295.0 and $232.0 in 2009, 2008 and 2007, respectively. Net sales of investments were $466.6, $75.1 and $322.3 in 2009, 2008 and 2007, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash provided by (used in) financing activities was $211.9, $(534.0) and $679.5 in 2009, 2008 and 2007, respectively. In 2008 and 2007, we spent $1,489.5 and $1,453.7 to repurchase 112.2 million and 89.4 million shares of our common stock, respectively. We made no share repurchases in 2009. We plan to spend approximately $1,000.0 on common stock repurchases during 2010; however, the number of shares purchased and timing of our purchases will be dependent upon a number of factors, including the price of our stock, market conditions, our cash position and alternative demands for our cash resources. We generated $594.0, $431.2 and $785.2 in 2009, 2008 and 2007, respectively, from the exercise of stock options. Stock options exercises from VMware’s stock option grants contributed $227.7 and $190.1 in 2009 and 2008, respectively. In 2009, we satisfied our commitment under our securities lending program by repaying $412.3. During 2007, we received proceeds from the sale of VMware’s Class A common stock in its IPO and to Intel of $1,253.5.

We have a credit line of $50.0 in the United States. As of December 31, 2009, we had no borrowings outstanding on the line of credit. We have long-term debt with a face value of $3,450, of which $1,725 is due 2011 and $1,725 is due 2013. The aggregate amount of liabilities of our subsidiaries is approximately $3,990.9.

At December 31, 2009, our total cash, cash equivalents, and short-term and long-term investments were $9,387.7. This balance includes approximately $2,775.2 held by EMC in overseas entities and $2,486.5 held by VMware.

Investments

The following table summarizes the composition of our investments at December 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,086.8	$8.0	$(3.0)	$1,091.8
U.S. corporate debt securities	866.4	13.1	(1.2)	878.2
Asset and mortgage-backed securities	14.1	0.4	—	14.5
Municipal obligations	583.7	6.9	(0.1)	590.5
Auction rate securities	253.6	—	(19.2)	234.5
Foreign debt securities	274.3	1.9	(0.5)	275.7

Total	$3,078.9	$30.3	$(24.0)	$3,085.2

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At December 31, 2009, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2009, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $18.6, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95.0% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities which range from 2024 to 2047. We expect that we will receive the entire principal associated with these auction rate securities through one of the means described above, and accordingly, we did not experience credit losses within our auction rate security portfolio. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations. See Note G to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2009:

	Payments Due By Period
	Total	Less than 1 year	1-3 years*	3-5 years**	More than 5 years
Operating leases	$1,352.4	$273.8	$520.4	$107.2	$451.0
Long-term convertible debt	3,450.0	—	1,725.0	1,725.0	—
Product warranty obligations	271.6	—	—	—	—
Other long-term obligations, including notes payable and current portion of long-term obligations and post retirement obligations	184.9	94.5	2.3	1.2	1.7
Purchase orders	1,577.9	1,531.4	46.5	—	—
Uncertain tax positions	197.1	—	—	—	—

Total	$7,033.9	$1,899.7	$2,294.2	$1,833.4	$452.7

*Includes payments from January 1, 2011 through December 31, 2013.

**Includes payments from January 1, 2014 through December 31, 2015.

As of December 31, 2009, we had $271.6 of product warranty obligations, $85.2 of long-term post retirement obligations and $197.1 of liabilities for uncertain tax positions. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Our operating leases are primarily for office space around the world. We believe leasing such space in most cases is more cost-effective than purchasing real estate. The long-term convertible debt pertains to the $1.725 billion 1.75% convertible senior notes due 2011 and our $1.725 billion 1.75% convertible senior notes due 2013. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

We have no other off-balance sheet arrangements.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $70.0 as of December 31, 2009. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers.

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

Based upon our historical experience and information known as of December 31, 2009, we believe our liability on the above guarantees and indemnities at December 31, 2009 is not material.

Litigation

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. We have disclosed the specific amount recorded for a particular matter where required by authoritative guidance. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the United States General Services Administration in November 1999 which, following several extensions, expired in June 2007. The DoJ filed a complaint in intervention in this matter in June 2008. The DoJ and relators assert claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims, and seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. We continue to believe that we have meritorious factual and legal defenses to the allegations raised.

EMC has been in ongoing settlement discussions with the DoJ to resolve the claims alleged in this matter. As a result of such discussions, we have recorded an $87.5 accrual for this contingency, which represents our assessment of the amount of probable loss that may result from this matter.

Derivative Demand Letters. We have received derivative demand letters sent on behalf of purported EMC shareholders. The letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts matter. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. We are defending this matter vigorously.

Pension

We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. All of these plans have been frozen resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested in common stocks and bonds. The market related value of the plans’ assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2009 was 8.25%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2009. As of December 31, 2009, the ten year historical rate of return on plan assets was 2.8% and the inception to date return on plan assets was 9.7%. In 2009 and 2008, we experienced a 25.1% gain and 27.0% loss, respectively, on plan assets. Based upon current market conditions and the target allocation of the plan’s assets, the expected long-term rate of return for 2010 is 8.25%. A 25 basis point change in the expected long-term rate of return on the plan’s assets would have approximately a $0.9 impact on the 2010 pension expense. As of December 31, 2009, the pension plan had a $183.8 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2009, the discount rate to determine the benefit obligation was 6.0%. This rate represents the average of the discount rate weighted by the plan’s liabilities as of December 31, 2009. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated AA or higher from a reputable rating agency. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $0.8 impact on the 2010 pension expense for all plans. Additionally, certain foreign subsidiaries have defined benefit pension plans. These foreign pension plans are excluded from this discussion because they do not have a material impact on our consolidated financial position or results of operations.

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

Revenue Recognition

The application of the appropriate guidance within the Accounting Standards Codification to our revenue is dependent upon the specific transaction and whether the sale or lease includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of fair value in arrangements with multiples deliverables, assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

Warranty Costs

We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $13.6 and $13.5 in 2009 and 2008, respectively.

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

The market value of our short and long-term investments is based primarily upon the listed price of the security. At December 31, 2009, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We hold investments whose market value is below our cost. The determination of whether unrealized losses on investments are other than temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired.

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

Restructuring Charges

We recognized restructuring charges in 2009, 2008, 2007 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

Accounting for Stock-based Compensation

For our share-based payment awards, we make estimates and assumptions to determine the underlying value of stock options, including volatility, expected life and forfeiture rates. Additionally, for awards which are performance-based, we make estimates as to the probability of the underlying performance being achieved. Changes to these estimates and assumptions may have a significant impact on the value and timing of stock-based compensation expense recognized, which could have a material impact on our financial statements.

New Accounting Pronouncements

See Note A to the Consolidated Financial Statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, primarily from changes in foreign exchange rates, interest rates and credit risk. To manage the volatility relating to foreign exchange risk, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

Foreign Exchange Risk Management

As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances are reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the Euro, the Japanese yen and the British pound. Additionally, we have exposure to emerging market economies, particularly in Latin America and Southeast Asia.

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

We employ a Monte Carlo simulation model to calculate value-at-risk for our combined foreign exchange position. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are calculated by Measurisk as of December 31, 2009. This model measures the potential loss in fair value that could arise from changes in market conditions, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the combined foreign exchange position was $0.6 as of December 31, 2009 and $1.4 as of December 31, 2008. The average, high and low value-at-risk amounts for 2009 and 2008 were as follows:

	Average	High	Low
2009	$1.1	$2.0	$0.6
2008	$1.3	$1.7	$0.5

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

We employ a Monte Carlo simulation model to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last two years are valid for estimating risk over the next trading day. Estimates of volatility and correlations of market factors are drawn from the Measurisk dataset as of December 31, 2009. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $5.2 as of December 31, 2009 and $9.4 as of December 31, 2008. The average, high and low value-at-risk amounts for 2009 and 2008 were as follows:

	Average	High	Low
2009	$4.5	$5.2	$3.9
2008	$6.5	$9.4	$4.1

The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of bank deposits, money market investments, short and long-term investments, accounts and notes receivable, and foreign currency exchange contracts. Deposits held with banks in the United States may exceed the amount of FDIC insurance provided on such deposits. Deposits held with banks outside the United States generally do not benefit from FDIC insurance. The majority of our day-to-day banking operations globally are maintained with Citibank. We believe that Citibank’s position as a primary clearing bank, coupled with the substantial monitoring of their daily liquidity, both by their internal processes and by the Federal Reserve and the FDIC, mitigate some of our risk.

Our money market investments are placed with money market funds that are 2a-7 qualified. Rule 2a-7, adopted by the SEC under the Investment Company Act of 1940, establishes strict standards for quality, diversity and maturity, the objective of which is to maintain a constant net asset value of a dollar. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions. While some money market funds were forced to break a one dollar net asset value as a result of the financial crisis in the fourth quarter of 2008, none of the money market funds in which we were invested were affected.

Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer. Some of our investments have been downgraded from investment grade as a result of the global financial crisis. We routinely monitor these investments and make assessments of our credit exposure as a result of these downgrades.

We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $51.1 and $50.6 at December 31, 2009 and 2008, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell Inc., one of our channel partners, accounted for 11.5% and 14.3% of our revenues in 2008 and 2007, respectively.

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

EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, our management excluded Data Domain LLC from its assessment because this entity was acquired by EMC in 2009. Data Domain LLC is a wholly-owned subsidiary of EMC that represents 6.7% of consolidated total assets and 1.6% of consolidated revenue as of and for the year ended December 31, 2009. See Note D to the Consolidated Financial Statements for a discussion of the acquisition.

Based on our assessment, EMC’s management determined that, as of December 31, 2009, EMC’s internal control over financial reporting is effective and operating at the reasonable assurance level based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 41 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EMC Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for non-controlling interests and convertible debt instruments. Also, as discussed in Note D to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for business combinations.

As discussed in Note G to the consolidated financial statements, in 2008 the Company changed the manner in which it accounts for fair value measurements.

As discussed in Note L to the consolidated financial statements, in 2007 the Company changed the manner in which it accounts for uncertain tax positions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Data Domain LLC from its assessment of internal control over financial reporting as of December 31, 2009 because this entity was acquired by the Company in a purchase business combination during 2009. We have also excluded Data Domain LLC from our audit of internal control over financial reporting. Data Domain LLC is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 6.7% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2010

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
ASSETS	2009	2008
		(As Adjusted)
Current assets:
Cash and cash equivalents	$6,302,499	$5,843,685
Short-term investments	392,839	963,292
Accounts and notes receivable, less allowance for doubtful accounts of $47,414 and $48,080	2,108,575	2,252,640
Inventories	886,289	842,803
Deferred income taxes	564,174	477,101
Other current assets	283,926	285,508

Total current assets	10,538,302	10,665,029
Long-term investments	2,692,323	2,370,493
Property, plant and equipment, net	2,224,346	2,223,007
Intangible assets, net	1,185,632	795,616
Goodwill	9,210,376	7,046,799
Other assets, net	961,024	773,631

Total assets	$26,812,003	$23,874,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$899,298	$757,405
Accrued expenses	1,944,210	1,901,884
Securities lending payable	—	412,321
Income taxes payable	41,691	136,802
Deferred revenue	2,262,968	2,010,024

Total current liabilities	5,148,167	5,218,436
Income taxes payable	235,976	255,182
Deferred revenue	1,373,798	1,182,360
Deferred income taxes	708,378	389,787
Long-term convertible debt	3,100,290	2,991,943
Other liabilities	184,920	180,917

Total liabilities	10,751,529	10,218,625

Commitments and contingencies (See Note N)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,052,441 and 2,012,938 shares	20,524	20,129
Additional paid-in capital	3,875,791	2,817,054
Retained earnings	11,759,289	10,671,212
Accumulated other comprehensive loss, net	(105,722)	(179,952)

Total EMC Corporation’s shareholders’ equity	15,549,882	13,328,443
Non-controlling interest in VMware, Inc.	510,592	327,507

Total shareholders’ equity	16,060,474	13,655,950

Total liabilities and shareholders’ equity	$26,812,003	$23,874,575

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Revenues:
Product sales	$8,828,145	$10,071,816	$9,411,976
Services	5,197,765	4,804,347	3,818,229

	14,025,910	14,876,163	13,230,205

Costs and expenses:
Cost of product sales	4,406,187	4,663,667	4,359,041
Cost of services	1,874,824	1,990,127	1,659,836
Research and development	1,627,509	1,721,330	1,526,928
Selling, general and administrative	4,595,625	4,601,588	3,912,688
In-process research and development	—	85,780	1,150
Restructuring and acquisition-related charges	107,490	244,735	31,310

Operating income	1,414,275	1,568,936	1,739,252
Non-operating income (expense):
Investment income	140,430	247,049	249,264
Interest expense	(182,499)	(176,355)	(169,793)
Other income (expense), net	2,370	(39,405)	(4,677)
Gain on sale of VMware stock to Cisco	—	—	148,585

Total non-operating income (expense)	(39,699)	31,289	223,379

Income before provision for income taxes	1,374,576	1,600,225	1,962,631
Income tax provision	252,775	280,396	348,211

Net income	1,121,801	1,319,829	1,614,420
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(33,724)	(44,725)	(15,455)

Net income attributable to EMC Corporation	$1,088,077	$1,275,104	$1,598,965

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.54	$0.62	$0.77

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.53	$0.61	$0.74

Weighted average shares, basic	2,022,371	2,048,506	2,079,542

Weighted average shares, diluted	2,055,146	2,079,853	2,157,873

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities:
Cash received from customers	$14,647,691	$15,378,081	$13,333,489
Cash paid to suppliers and employees	(11,032,859)	(11,747,031)	(10,182,600)
Dividends and interest received	109,525	240,031	254,062
Interest paid	(73,430)	(73,695)	(76,025)
Income taxes paid	(316,542)	(232,298)	(202,324)

Net cash provided by operating activities	3,334,385	3,565,088	3,126,602

Cash flows from investing activities:
Additions to property, plant and equipment	(411,579)	(695,899)	(699,038)
Capitalized software development costs	(304,520)	(294,973)	(232,047)
Purchases of short and long-term available-for-sale securities	(5,409,540)	(3,318,545)	(6,204,762)
Sales of short and long-term available-for-sale securities	5,171,449	3,189,547	6,177,552
Maturities of short and long-term available-for-sale securities	704,653	204,091	349,475
Proceeds from the sale of portion of EMC’s interest in VMware to Cisco	—	—	150,000
Business acquisitions, net of cash acquired	(2,664,141)	(725,521)	(692,003)
Increase in strategic and other related investments	(182,994)	(5,510)	(12,074)
Other	1,184	31,878	—

Net cash used in investing activities	(3,095,488)	(1,614,932)	(1,162,897)

Cash flows from financing activities:
Issuance of EMC’s common stock	366,361	241,060	782,449
Issuance of VMware’s common stock from the exercise of stock options	227,666	190,107	2,760
Purchase of VMware’s common stock	—	(13,259)	—
Proceeds from the sale of VMware’s common stock	—	—	1,253,533
Proceeds from securities lending	—	412,321	—
Repayments of proceeds from securities lending	(412,321)	—	—
Repurchase of EMC’s common stock	—	(1,489,501)	(1,453,669)
Excess tax benefits from stock-based compensation	46,082	97,705	91,782
Payment of long-term and short-term obligations	(20,835)	(6,151)	(17,178)
Proceeds from long-term and short-term obligations	4,969	33,707	19,815

Net cash provided by (used in) financing activities	211,922	(534,011)	679,492

Effect of exchange rate changes on cash	7,995	(54,671)	10,908

Net increase in cash and cash equivalents	458,814	1,361,474	2,654,105
Cash and cash equivalents at beginning of year	5,843,685	4,482,211	1,828,106

Cash and cash equivalents at end of year	$6,302,499	$5,843,685	$4,482,211

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,121,801	$1,319,829	$1,614,420
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of VMware stock to Cisco	—	—	(148,585)
Depreciation and amortization	1,073,135	1,057,511	917,274
Non-cash interest expense on convertible debt	108,347	102,581	96,938
Non-cash restructuring and other special charges	25,050	139,193	3,778
Stock-based compensation expense	600,537	501,439	367,404
Provision for doubtful accounts	14,351	34,667	8,885
Deferred income taxes, net	27,198	4,629	(98,632)
Excess tax benefits from stock-based compensation	(46,082)	(97,705)	(91,782)
Gain on Data Domain and SpringSource common stock	(25,822)	—	—
Other	(13,906)	(13,471)	3,850
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	241,069	73,184	(576,422)
Inventories	(158,482)	165,813	13,574
Other assets	3,600	(16,178)	(86,022)
Accounts payable	140,376	(148,821)	155,296
Accrued expenses	(80,642)	8,688	35,934
Income taxes payable	(91,142)	44,821	243,216
Deferred revenue	366,361	394,067	670,820
Other liabilities	28,636	(5,159)	(3,344)

Net cash provided by operating activities	$3,334,385	$3,565,088	$3,126,602

Non-cash investing and financing activity:
Issuance of common stock and stock options exchanged in business acquisitions	$83,780	$4,057	$4,607

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2007 (As Adjusted)	2,122,339	$21,223	$2,979,108	$7,790,634	$(54,563)	$—	$10,736,402
Stock issued through stock option and stock purchase plans	77,864	780	781,669	—	—	—	782,449
Tax benefit from stock options exercised	—	—	140,441	—	—	—	140,441
Restricted stock grants, cancellations and withholdings, net	(8,629)	(87)	(38,012)	—	—	—	(38,099)
Repurchase of common stock	(89,387)	(894)	(1,452,775)	—	—	—	(1,453,669)
Stock options issued in business acquisitions	—	—	4,607	—	—	—	4,607
Stock-based compensation	—	—	378,243	—	—	—	378,243
Impact of adopting new standard on uncertainty in income taxes	—	—	—	6,509	—	—	6,509
Impact from equity transactions of VMware, Inc.	—	—	(16,836)	—	—	173,533	156,697
Gain on VMware’s sale of its common stock, net of tax of $411,738	—	—	686,228	—	—	—	686,228
Actuarial gain on pension plan, net of tax of $10,501	—	—	—	—	17,960	—	17,960
Change in market value of investments	—	—	—	—	20,938	—	20,938
Change in market value of derivatives	—	—	—	—	107	—	107
Translation adjustment	—	—	—	—	7,109	—	7,109
Net income	—	—	—	1,598,965	—	15,455	1,614,420

Balance, December 31, 2007	2,102,187	21,022	3,462,673	9,396,108	(8,449)	188,988	13,060,342
Stock issued through stock option and stock purchase plans	23,538	234	240,826	—	—	—	241,060
Tax benefit from stock options exercised	—	—	109,236	—	—	—	109,236
Restricted stock grants, cancellations and withholdings, net	(633)	(6)	(56,035)	—	—	—	(56,041)
Repurchase of common stock	(112,154)	(1,121)	(1,488,380)	—	—	—	(1,489,501)
Repurchase of VMware common stock from Cisco	—	—	(13,259)	—	—	—	(13,259)
Stock options issued in business acquisitions	—	—	4,057	—	—	—	4,057
Stock-based compensation	—	—	531,086	—	—	—	531,086
Impact from equity transactions of VMware, Inc.	—	—	26,850	—	—	93,794	120,644
Actuarial loss on pension plan, net of tax benefit of $55,680	—	—	—	—	(94,563)	—	(94,563)
Change in market value of investments	—	—	—	—	(37,715)	—	(37,715)
Change in market value of derivatives	—	—	—	—	(1,145)	—	(1,145)
Translation adjustment	—	—	—	—	(38,080)	—	(38,080)
Net income	—	—	—	1,275,104	—	44,725	1,319,829

Balance, December 31, 2008	2,012,938	20,129	2,817,054	10,671,212	(179,952)	327,507	13,655,950
Stock issued through stock option and stock purchase plans	38,729	387	365,974	—	—	—	366,361
Tax benefit from stock options exercised	—	—	33,967	—	—	—	33,967
Restricted stock grants, cancellations and withholdings, net	774	8	(55,310)	—	—	—	(55,302)
Stock options issued in business acquisitions	—	—	83,780	—	—	—	83,780
Stock-based compensation	—	—	604,757	—	—	—	604,757
Impact from equity transactions of VMware, Inc.	—	—	25,569	—	—	148,522	174,091
Actuarial gain on pension plan, net of tax of $13,092	—	—	—	—	21,877	—	21,877
Change in market value of investments	—	—	—	—	34,216	839	35,055
Change in market value of derivatives	—	—	—	—	3,187	—	3,187
Translation adjustment	—	—	—	—	14,950	—	14,950
Net income	—	—	—	1,088,077	—	33,724	1,121,801

Balance, December 31, 2009	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Net income	$1,121,801	$1,319,829	$1,614,420
Other comprehensive income (loss), net of taxes (benefit):
Recognition of actuarial net gain (loss) from pension and other postretirement plans, net of taxes (benefit) of $13,092, $(55,680) and $10,501	21,877	(94,563)	17,960
Foreign currency translation adjustments	14,950	(38,080)	7,109
Changes in market value of investments, including unrealized gains (loss) and reclassification adjustments to net income, net of taxes (benefit) of $23,381, $(25,025) and $4,934	35,055	(37,715)	20,938
Changes in market value of derivatives, net of taxes (benefit) of $707, $(127) and $13	3,187	(1,145)	107

Other comprehensive income (loss)	75,069	(171,503)	46,114

Comprehensive income	1,196,870	1,148,326	1,660,534
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(33,724)	(44,725)	(15,455)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(839)	—	—

Comprehensive income attributable to EMC Corporation	$1,162,307	$1,103,601	$1,645,079

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Company

EMC Corporation (“EMC”) and its subsidiaries develop, deliver and support the Information Technology (“IT”) industry’s broadest range of information infrastructure and virtual infrastructure technologies and solutions.

EMC’s Information Infrastructure business provides a foundation for customers to manage and secure their vast and ever-increasing quantities of information, automate their data center operations, reduce power and cooling costs, and leverage critical information for business agility and competitive advantage. EMC’s Information Infrastructure business comprises three segments – Information Storage, Content Management and Archiving and RSA Information Security.

EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtual infrastructure software solutions from the desktop to the data center and to the cloud. VMware’s virtual infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements for 2008 and 2007 are labeled “as adjusted” as they reflect the Company’s adoption of new accounting guidance as described in Note B.

Principles of Consolidation

These consolidated financial statements include the accounts of EMC, its wholly-owned subsidiaries and VMware, a company that is majority-owned by EMC. All intercompany transactions have been eliminated.

As described in Note C, in August 2007, EMC and VMware completed transactions involving the sale of VMware common stock which reduced EMC’s interest in VMware from 100% to approximately 84% and 81% as of December 31, 2008 and 2009, respectively. VMware’s financial results have been consolidated with that of EMC for all periods presented as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interest in VMware, Inc. on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as non-controlling interest in VMware, Inc. on EMC’s consolidated balance sheets.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Systems sales

Systems sales consist of the sale of hardware storage and hardware-related devices. Revenue for hardware is generally recognized upon shipment.

•	Software sales

Software sales consist of the sale of software application programs and operating systems. Our software products provide customers with resource management, backup and archiving, content management, information security and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of final royalty reports or payments from third parties.

•	Services revenue

Services revenue consists of installation services, professional services, software maintenance, hardware maintenance and training. Generally, installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and may be performed by our customers or other vendors. Installation services revenues are recognized as the services are being performed. Professional services revenues on engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized as earned based upon the hours incurred. Revenue on all other engagements is recognized upon completion. Where services are considered essential to the functionality of our products, revenue for the products and services is recorded over the service period.

Software and hardware maintenance revenues are recognized ratably over the contract period.

•	Multiple element arrangements

When more than one element such as hardware, software and services are contained in a single arrangement, we allocate revenue to each element of the transaction based upon its fair value as determined by the appropriate authoritative guidance. Fair value is generally determined based upon the price charged when the element is sold separately. Fair value of software support services may also be measured by the renewal rate offered to the customer. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. If evidence of fair value for each individual element of the arrangement does not exist, all revenue for the arrangement is deferred until such time as evidence of fair value can be determined objectively; until evidence of fair value exists for the undelivered elements; or until there is one remaining undelivered element, at which point all revenue for the arrangement is recognized over the remaining period of the undelivered element.

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

We accrue for the estimated costs of systems’ warranty at the time of sale. We reduce revenue for estimated sales returns at the time of sale. Systems’ warranty costs are estimated based upon our historical experience and specific identification of systems’ requirements. Sales returns are estimated based upon our historical experience and specific identification of probable returns. For our Iomega business we defer revenue and cost of sales for inventory sold through the channel that exceeds the channel’s requirements.

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

Gains and losses from foreign currency transactions are included in other expense, net, and consist of net losses of $21.2 million in 2009, $28.4 million in 2008 and $3.2 million in 2007. Foreign currency translation adjustments are included in other comprehensive income (loss).

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

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges and we did not have any derivatives designated as fair value hedges as of December 31, 2009. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive loss until the underlying forecasted transactions occur. To achieve hedge accounting, the criteria specified in the guidance must be met. These criteria include (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the consolidated income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the consolidated income statement, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to other expense, net, in the consolidated income statement in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2009, 2008 and 2007 were $108 million, $149 million and $86 million, respectively.

We do not engage in currency speculation. For purposes of presentation within the consolidated statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

Our derivatives and their related activities are not material to our Consolidated Balance Sheet or Consolidated Income Statement.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and short-term commercial paper. Cash equivalents are stated at fair value. Total cash equivalents were $5,244.2 million and $4,507.5 million at December 31, 2009 and 2008, respectively. See Note G.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2009 and 2008 were as follows (table in thousands):

	December 31,
	2009	2008
Current	$47,414	$48,080
Non-current (included in other assets, net)	3,700	2,500

	$51,114	$50,580

Investments

Unrealized gains and temporary loss positions on investments classified as available for sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to investment income. Realized gains and losses and other than temporary impairments are reflected in the consolidated income statement in investment income.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Buildings under development are included in building construction in progress. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5-7 years
Equipment and software	2-5 years
Improvements	5-15 years
Buildings	10-51 years

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the income statement. Repair and maintenance costs, including planned maintenance, are expensed as incurred.

Research and Development and Capitalized Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. Generally accepted accounting principles require that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the products’ remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the products’ estimated economic life. Unamortized software development costs were $481.1 million and $435.0 million at December 31, 2009 and 2008, respectively, and are included in other assets, net. Amortization expense was $283.0 million, $230.3 million and $194.4 million in 2009, 2008 and 2007, respectively. Amounts capitalized were $329.1 million, $326.5 million and $239.8 million in 2009, 2008 and 2007, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statement of cash flow as it is a non-cash item.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-lived Assets

Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to seventeen years. Intangible assets include goodwill, developed technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents, in-process research and development (“IPR&D”) and other intangible assets, which include backlog, non-competition agreements and non-solicitation agreements. The intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are estimated to be realized. Goodwill is not amortized and is carried at its historical cost.

We periodically review our long-lived assets for impairment. We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test, other than goodwill, is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

We test goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting units book value to its fair market value.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $23.5 million, $19.2 million and $9.1 million in 2009, 2008 and 2007, respectively.

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

EMC’s accounting for uncertainty in income taxes recognized in the financial statements is in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance, which prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share

Basic net income per share is computed using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the $125.0 million 4.5% Senior Convertible notes due April 1, 2007 that we assumed in connection with the acquisition of Documentum (the “Documentum Notes”), our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”), and the associated warrants (the “Sold Warrants”). See Note F for further information regarding the Notes and the Sold Warrants and Note O for further information regarding the calculation of diluted net income per weighted average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

Retirement Benefits

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

Concentrations of Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of bank deposits, money market investments, short and long-term investments, accounts and notes receivable, and foreign currency exchange contracts. Deposits held with banks in the United States may exceed the amount of FDIC insurance provided on such deposits. Deposits held with banks outside the United States generally do not benefit from FDIC insurance. The majority of our day-to-day banking operations globally are maintained with Citibank. We believe that Citibank’s position as a primary clearing bank, coupled with the substantial monitoring of their daily liquidity, both by their internal processes and by the Federal Reserve and the FDIC, mitigate some of our risk.

Our money market investments are placed with money market funds that are 2a-7 qualified. Rule 2a-7, adopted by the SEC under the Investment Company Act of 1940, establishes strict standards for quality, diversity and maturity, the objective of which is to maintain a constant net asset value of a dollar. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions. While some money market funds were forced to break a one dollar net asset value as a result of the financial crisis in the fourth quarter of 2008, none of the money market funds in which we were invested were affected.

Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer. Some of our investments have been downgraded from investment grade as a result of the global financial crisis. We routinely monitor these investments and make assessments of our credit exposure as a result of these downgrades.

We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $51.1 million and $50.6 million at December 31, 2009 and 2008, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed among a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell Inc., one of our channel partners, accounted for 11.5% and 14.3% of our revenues in 2008 and 2007, respectively.

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

Accounting for Stock-Based Compensation

We have selected the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options, restricted stock and restricted stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

New Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued authoritative guidance for the transfer of assets, which clarifies whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We do not expect this guidance to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. The pronouncement is effective for us beginning in 2010. Early adoption is prohibited. We do not expect this guidance to have a material impact on our financial position or results of operations.

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a non-software deliverable. When vendor specific objective evidence or third-party evidence of fair value for non-software deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and to allocate the total arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We are currently evaluating the potential impact of the guidance on our financial statements.

In September 2009, the FASB issued authoritative guidance on revenue arrangements that include software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for multiple deliverable arrangements. This guidance is effective in 2011, and early adoption is permitted. We are currently evaluating the potential impact of the guidance on our financial statements.

In January 2010, the FASB issued authoritative guidance related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 roll forward which is effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). We do not expect this guidance to have any impact on our financial position or results of operations.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

B. Adoption of New Authoritative Guidance and Revised Financial Statements

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

We revised prior period financial statements by reclassifying $669.1 million of our Notes to additional paid-in capital, offset by a deferred tax liability of $250.9 million as of the date of the issuance of the Notes. We also increased interest expense by $102.6 million and $96.9 million and decreased the tax provision by $32.1 million and $30.2 million in 2008 and 2007, respectively. The revision reduced net income attributable to EMC Corporation by $70.5 million and $66.7 million in 2008 and 2007, respectively, and reduced basic and diluted net income attributable to EMC Corporation common shareholders by $.04 and $.03 in 2008 and $.03 and $.03 in 2007, respectively. Retained earnings as of January 1, 2007 were reduced by $7.5 million. See Note F.

Effective January 1, 2009, we adopted new authoritative guidance for non-controlling interests in Consolidated Financial Statements. The guidance requires that (a) the ownership interest in subsidiaries be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement, and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently within equity. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interest in its subsidiary, the parent sells some of its ownership interest or the subsidiary issues additional ownership interests. Upon adoption of the guidance, previously reported financial statements were revised and we reclassified the previously reported Minority interest in VMware to a component of shareholders’ equity as non-controlling interest in VMware, Inc. Previously reported Minority interest was renamed Net income attributable to the non-controlling interest in VMware, Inc. See Note C.

C. Non-controlling Interest in VMware, Inc.

In the third quarter of 2007, VMware completed an initial public offering (“IPO”) of its Class A common stock. Prior to the IPO, EMC amended VMware’s certificate of incorporation to authorize shares of Class A and Class B common stock. After a conversion of existing common stock into Class A and Class B common stock, EMC held 32.5 million shares of Class A common stock and 300.0 million shares of Class B common stock. The ownership rights of Class A and Class B common stock are the same, except with respect to voting, conversion, certain actions that require the consent of holders of Class B common stock and other protective provisions. Each share of Class B common stock has ten votes, while each share of Class A common stock has one vote for all matters to be voted on by stockholders. In the IPO, VMware sold 37.95 million shares of its Class A common stock at $29.00 per share, resulting in net proceeds of approximately $1,035.2 million. The gain of $551.1 million, net of taxes, of $330.7 million from this transaction was recorded as an increase to additional paid-in capital which reflects the amount of EMC’s share of VMware’s net assets (after non-controlling interest) in excess of EMC’s carrying value prior to the IPO.

In October 2008, we purchased 500,000 shares of VMware’s Class A common stock from Intel Capital Corporation for $13.3 million.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $510.6 million and $327.5 million as of December 31, 2009 and 2008, respectively. At December 31, 2009, EMC held approximately 98% of the combined voting power of VMware’s outstanding common stock and approximately 81% of the economic interest in VMware.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effects of changes in our ownership interest in VMware on our equity were as follows (table in thousands):

	For the Twelve Months Ended
	December 31, 2009	December 31, 2008
Net income attributable to EMC Corporation	$1,088,077	$1,275,104

Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	85,226	81,029
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(59,657)	(54,179)

Net transfers from non-controlling interest	25,569	26,850

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,113,646	$1,301,954

D. Acquisitions

2009 Acquisitions

Acquisition of Data Domain, Inc.

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

The purchase price for Data Domain, net of cash and investments, was $2,017.3 million, which consisted of $1,933.9 million of cash consideration and $83.4 million for the fair value of our stock options granted in exchange for existing Data Domain options. We incurred $12.0 million of transaction costs for financial advisory, legal and accounting services, that are included in restructuring and acquisition-related charges in our Consolidated Income Statements. The fair value of our stock options issued to employees of Data Domain was estimated using a Black-Scholes option pricing model.

The consolidated financial statements include the results of Data Domain from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

The following represents the allocation of the Data Domain purchase price (table in thousands):

Trade accounts receivable (approximates contractual value)	$72,455
Other current assets	9,275
Property and equipment	40,403
Intangible assets:
Developed technology (weighted-average useful life of 2.6 years)	106,300
Customer maintenance relationships (weighted-average useful life of 5.8 years)	133,700
Customer product relationships (weighted-average useful life of 4.2 years)	111,500
Tradename (weighted-average useful life of 2.0 years)	6,400
In-process research and development (“IPR&D”)	174,600

Total intangible assets	532,500
Other long-term assets	60
Goodwill	1,658,321
Current liabilities	(67,212)
Income tax payable	(4,671)
Deferred revenue	(60,800)
Deferred income taxes	(152,818)
Long-term liabilities	(10,243)

Total purchase price	$2,017,270

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Other 2009 Acquisitions

In the second quarter of 2009, we acquired all of the outstanding capital stock of Configuresoft, Inc. (“Configuresoft”), a provider of server configuration, change and compliance management software. The acquisition complements and expands our server configuration management solutions within the Information Storage segment.

In the third quarter of 2009, we acquired all of the capital stock of FastScale Technology, Inc., a provider of software platforms and solutions that optimize deployments for physical, virtual and cloud infrastructures. This acquisition complements and expands our Information Storage segment.

In the third quarter of 2009, we acquired all of the capital stock of Kazeon Systems, Inc., a provider of eDiscovery products and solutions which allow corporations, legal service providers and law firms to efficiently search, classify and analyze the growing volumes of information dispersed through their networks. This acquisition complements and expands our Content Management and Archiving segment.

In the third quarter of 2009, VMware acquired the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), a leader in enterprise and web application development and management. Through the acquisition of SpringSource, VMware plans to deliver new solutions that enable companies to more efficiently build, run and manage applications within both internal and external cloud architectures that can host both existing and new applications. These solutions will extend VMware’s strategy to deliver solutions that can be hosted at customer datacenters or at service providers. This acquisition will also support VMware’s mission to simplify enterprise information technology and make customer environments more efficient, scalable and easier to manage. The purchase price for SpringSource, net of cash acquired, was approximately $372.5 million, which consisted of $356.3 million of cash consideration and $16.2 million for the fair value of VMware stock options granted in exchange for existing SpringSource options.

In connection with our acquisitions, we had adjustments to the fair value of previously held interests in Data Domain and SpringSource of $25.8 million which were recognized in other income.

The aggregate purchase price, net of cash acquired for all 2009 acquisitions, excluding Data Domain, was $730.6 million, which consisted of $730.2 million of cash and $0.4 million in fair value of our stock options issued in exchange for the acquirees’ stock options.

The fair value of our stock options for all acquisitions in 2009 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	2.3
Expected volatility	37.2%
Risk-free interest rate	1.2%

The following represents the aggregate allocation of the purchase price for all the aforementioned acquisitions to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 3.5 years)	$141,000
Customer relationships (weighted-average useful life of 6.1 years)	291,800
Tradename and trademark (weighted-average useful life of 5.6 years)	13,770
Non-competition agreements (weighted-average useful life of 2.5 years)	1,200
IPR&D	174,600

Total intangible assets	$622,370

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total weighted average amortization period for the intangible assets is 4.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total goodwill recognized from the aforementioned acquisitions was $2,189.2 million.

In-process research and development

We acquired four IPR&D projects in 2009 as part of the Configuresoft and Data Domain acquisitions. One of the products valued at $58.1 million was completed in the fourth quarter of 2009. The three remaining projects are expected to be completed in 2010.

The value assigned to the IPR&D projects was determined utilizing the income approach by determining cash flow projections relating to the projects. We applied discount rates ranging from 17% to 21% to determine the value of the IPR&D projects. Under new business combination guidance effective in 2009, each IPR&D project is capitalized and will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefits of the intangible assets are being utilized.

2008 Acquisitions

During 2008, we acquired twelve companies. EMC acquired six of the companies for its Information Infrastructure business. These acquisitions have helped us further enhance and expand our Information Storage and Content Management and Archiving segments. VMware acquired six of the companies. In connection with these acquisitions, VMware acquired technologies that are complementary to VMware’s core virtualization technology.

The aggregate purchase price, net of cash acquired for all 2008 acquisitions was $759.6 million, which consisted of $713.5 million of cash, $4.1 million in fair value of our stock options issued in exchange for the acquirees’ stock options, $12.0 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services and $30.0 million payable in 2010. None of these acquisitions were individually material to EMC. The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	2.2
Expected volatility	38.2%
Risk-free interest rate	2.4%

The following represents the aggregate allocation of the purchase price for the aforementioned acquisitions to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 5.5 years)	$65,335
Customer relationships (weighted-average useful life of 6.8 years)	53,224
Tradename and trademark (weighted-average useful life of 8.8 years)	27,270
Non-competition agreement (weighted-average useful life of 2.5 years)	2,463
Backlog (weighted-average useful life of 1.0 year)	800
Assembled workforce (weighted-average useful life of 4.9 years)	5,455
IPR&D	85,780

Total intangible assets	$240,327

The total weighted average amortization period for the intangible assets is 6.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total goodwill recognized from the aforementioned acquisitions was $485.6 million.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2007 Acquisitions

During 2007, we acquired fourteen companies. EMC acquired ten of the companies for its Information Infrastructure business. These acquisitions have helped us further enhance and expand our offerings within our Information Storage, Content Management and Archiving and RSA Information Security segments. VMware acquired four of the companies. These acquisitions have helped VMware expand in its virtualization capabilities and software development and enables VMware customers to standardize and automate their IT management processes on VMware’s infrastructure.

The aggregate purchase price, net of cash acquired for all 2007 acquisitions was $696.6 million, which consisted of $689.9 million of cash, $4.6 million in fair value of our stock options issued in exchange for the acquirees’ stock options and $2.1 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services. None of these acquisitions were individually material to EMC. The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

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

The total weighted average amortization period for the intangible assets is 7.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total goodwill recognized from the aforementioned acquisitions was $537.9 million.

The IPR&D was written off at the respective dates of each acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 19% to 25% to value the IPR&D projects acquired.

Pro forma Effects of the Acquisitions

The following gives pro forma effect as if the 2009 acquisitions, 2008 acquisitions and the 2007 acquisitions had been consummated as of the beginning of the fiscal year in the year the transactions closed and the beginning of the prior fiscal years. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	(unaudited) Year Ended December 31,
	2009	2008 (As Adjusted)	2007 (As Adjusted)
Revenue	$14,231,845	$15,202,624	$13,734,941
Net income attributable to EMC Corporation	$1,051,533	1,162,891	1,557,634
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.52	$0.56	$0.75
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.51	$0.56	$0.72

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The pro forma impact on reported net income per weighted average share was primarily attributable to amortization of acquired intangible assets, foregone interest income on cash paid for the acquisitions and expensing of IPR&D for transactions consummated in 2008 and 2007.

E. Intangibles and Goodwill

Intangible Assets

Intangible assets, excluding goodwill, as of December 31, 2009 and 2008 consist of (tables in thousands):

	Year Ended December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,121,385	$(743,938)	$377,447
Patents	62,170	(62,130)	40
Software licenses	78,873	(59,040)	19,833
Trademarks and tradenames	153,331	(57,339)	95,992
Customer relationships and customer lists	899,128	(329,518)	569,610
IPR&D	116,930	—	116,930
Other	22,303	(16,523)	5,780

Total intangible assets, excluding goodwill	$2,454,120	$(1,268,488)	$1,185,632

	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$913,531	$(613,145)	$300,386
Patents	62,170	(62,126)	44
Software licenses	72,263	(45,582)	26,681
Trademarks and tradenames	139,536	(44,620)	94,916
Customer relationships and customer lists	607,428	(240,875)	366,553
Other	21,003	(13,967)	7,036

Total intangible assets, excluding goodwill	$1,815,931	$(1,020,315)	$795,616

Amortization expense on intangibles was $247.8 million, $280.9 million and $204.8 million in 2009, 2008 and 2007, respectively. As of December 31, 2009, amortization expense on intangible assets for the next five years is expected to be as follows (table in thousands):

2010	$272,501
2011	241,086
2012	202,849
2013	169,776
2014	128,010

Total	$1,014,222

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2009 and 2008 consist of the following (tables in thousands):

	Year Ended December 31, 2009
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$3,253,966	$1,442,281	$1,535,872	$814,680	$7,046,799
Goodwill acquired	1,804,873	38,245	—	346,083	2,189,201
Tax deduction from exercise of stock options	(101)	(2,022)	(834)	—	(2,957)
Finalization of purchase price allocations	(13,652)	(1,984)	(5,630)	(1,401)	(22,667)

Balance, end of the year	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376

	Year Ended December 31, 2008
	Information Storage	Content Management and Archiving	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$2,943,524	$1,374,264	$1,530,475	$683,243	$6,531,506
Goodwill acquired	289,986	69,234	—	126,393	485,613
Tax deduction from exercise of stock options	(2,223)	(1,163)	(475)	—	(3,861)
Finalization of purchase price allocations	22,679	(54)	5,872	5,044	33,541

Balance, end of the year	$3,253,966	$1,442,281	$1,535,872	$814,680	$7,046,799

Valuation of Goodwill and Intangibles

We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our segments, is one step below our reporting segment level. For each assessment, we compare the market value of the reporting unit to its carrying value. We estimate fair value by employing different methodologies, including a comparison to comparable industry companies and several different discounted cash flow methodologies. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. There was no impairment in 2009, 2008 or 2007.

Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset.

F. Convertible Debt

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

The carrying amount reported in the consolidated balance sheet as of December 31, 2009 for our long-term convertible debt was $3,100.3 million. The fair value of the long-term convertible debt as of December 31, 2009 was $4,114.2 million based on active market prices for the debt.

The following table represents the key components of our convertible debt (table in thousands):

	For the Twelve Months Ended
	2009	2008	2007
Contractual interest expense on the coupon	$60,375	$60,375	$60,375
Amortization of the discount component recognized as interest expense	108,347	102,581	96,939

Total interest expense on the convertible debt	$168,722	$162,956	$157,314

As of December 31, 2009, the unamortized discount consists of $118.5 million which will be amortized over 2 years and an unamortized discount of $231.2 million which will be amortized over 4 years. The effective interest rate on the Notes was 5.6% for the years ended December 31, 2009 and 2008. The carrying amount of the equity component was $669.1 million at both December 31, 2009 and December 31, 2008.

G. Investments

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In the second quarter of 2009, we adopted new authoritative guidance that requires the credit component of an other-than-temporary impairment of investments in debt securities to be recognized in earnings and the non-credit component to be recognized in other comprehensive loss when the securities are not intended to be sold and it is more likely than not that we will not be required to sell the security prior to the recovery. The adoption of the guidance required the recording of a cumulative effect adjustment to retained earnings with a corresponding adjustment to other comprehensive loss equal to the present value of the cash flows expected to be collected less the amortized cost basis of the debt securities held at March 31, 2009 for which an other-than-temporary impairment was previously recognized for securities that we do not intend to sell nor is it more likely than not that we will be required to sell before recovery of its amortized cost basis. We elected not to record the cumulative effect adjustment, as the amount was de minimis to our financial condition.

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At December 31, 2009, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2009. At December 31, 2009, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At December 31, 2009 and 2008, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at December 31, 2009 and 2008 (tables in thousands):

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,086,773	$8,021	$(2,982)	$1,091,812	$—
U.S. corporate debt securities	866,353	13,128	(1,236)	878,245	—
Asset and mortgage-backed securities	14,119	356	(1)	14,474	—
Municipal obligations	583,690	6,902	(118)	590,474	—
Auction rate securities	253,617	—	(19,165)	234,452	—
Foreign debt securities	274,312	1,931	(538)	275,705	—

Total	$3,078,864	$30,338	$(24,040)	$3,085,162	$—

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,102,740	$28,040	$(250)	$1,130,530	$—
U.S. corporate debt securities	462,790	1,193	(12,170)	451,813	—
Asset and mortgage-backed securities	304,768	7	(41,391)	263,384	(2,690)
Municipal obligations	1,231,314	15,786	(3,792)	1,243,308	—
Auction rate securities	230,217	—	(31,048)	199,169	—
Foreign debt securities	45,943	560	(922)	45,581	—

Total	$3,377,772	$45,586	$(89,573)	$3,333,785	$(2,690)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash	$1,201,026	$—	$—	$1,201,026
Cash equivalents	5,101,473	—	—	5,101,473
U.S. government and agency obligations	621,726	470,086	—	1,091,812
U.S. corporate debt securities	—	878,245	—	878,245
Asset and mortgage-backed securities	—	14,474	—	14,474
Municipal obligations	—	590,474	—	590,474
Auction rate securities	—	—	234,452	234,452
Foreign debt securities	—	275,705	—	275,705

Total cash and investments	$6,924,225	$2,228,984	$234,452	$9,387,661

Other items:
Foreign exchange derivative assets	$—	$15,136	$—	$15,136
Foreign exchange derivative liabilities	—	(23,275)	—	(23,275)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash	$1,336,165	$—	$—	$1,336,165
Cash equivalents	4,275,441	232,079	—	4,507,520
U.S. government and agency obligations	612,793	517,737	—	1,130,530
U.S. corporate debt securities	—	451,813	—	451,813
Asset and mortgage-backed securities	—	263,384	—	263,384
Municipal obligations	—	1,243,308	—	1,243,308
Auction rate securities	—	—	199,169	199,169
Foreign debt securities	—	45,581	—	45,581

Total cash and investments	$6,224,399	$2,753,902	$199,169	$9,177,470

Other items:
Foreign exchange derivative assets	$—	$44,042	$—	$44,042
Foreign exchange derivative liabilities	—	(39,950)	—	(39,950)

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $18.6 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95.0% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at December 31, 2009 versus 5% at December 31, 2008 as credit spreads on AA-rated banks have significantly improved over the past year.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$199,169	$—
Transfers in from Level 1	—	288,500
Transfers in from acquisitions	30,648	—
Sales	(7,248)	(58,283)
Decrease (increase) in previously recognized unrealized losses included in other comprehensive income (loss)	11,883	(31,048)

Balance at December 31	$234,452	$199,169

Unrealized losses on investments at December 31, 2009 and 2008 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (tables in thousands):

December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$490,483	$(2,938)	$1,363	$(44)	$491,846	$(2,982)
U.S. corporate debt securities	139,571	(1,075)	3,012	(161)	142,583	(1,236)
Asset and mortgage-backed securities	5	(1)	—	—	5	(1)
Municipal obligations	46,618	(118)	—	—	46,618	(118)
Auction rate securities	—	—	234,452	(19,165)	234,452	(19,165)
Foreign debt securities	144,761	(538)	—	—	144,761	(538)

Total	$821,438	$(4,670)	$238,827	$(19,370)	$1,060,265	$(24,040)

December 31, 2008	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$42,663	$(247)	$174	$(3)	$42,837	$(250)
U.S. corporate debt securities	104,280	(12,081)	4,541	(89)	108,821	(12,170)
Asset and mortgage-backed securities	133,675	(28,490)	18,187	(12,901)	151,862	(41,391)
Municipal obligations	214,900	(3,622)	16,528	(170)	231,428	(3,792)
Auction rate securities	199,169	(31,048)	—	—	199,169	(31,048)
Foreign debt securities	21,344	(922)	—	—	21,344	(922)

Total	$716,031	$(76,410)	$39,430	$(13,163)	$755,461	$(89,573)

Investment Losses

For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2009, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

Contractual Maturities

The contractual maturities of investments held at December 31, 2009 are as follows (table in thousands):

	December 31, 2009
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$292,019	$294,220
Due after 1 year through 5 years	2,007,450	2,026,379
Due after 5 years through 10 years	287,106	289,810
Due after 10 years	492,289	474,753

Total	$3,078,864	$3,085,162

H. Inventories

Inventories consist of (table in thousands):

	December 31, 2009	December 31, 2008
Purchased parts	$73,612	$62,866
Work-in-process	469,901	488,286
Finished goods	342,776	291,651

	$886,289	$842,803

I. Notes Receivable

Notes receivable are from sales-type leases of our products. The payment schedule for such notes at December 31, 2009 is as follows (table in thousands):

2010	$71,276
2011	65,907
2012	44,230
Thereafter	1,108

Total	182,521
Less amounts representing interest	(13,953)

Present value	168,568
Current portion (included in accounts and notes receivable)	65,693

Long-term portion (included in other assets, net)	$102,875

Actual cash collections may differ from amounts shown on the table due to early customer buyouts, trade-ins or refinancings. We typically sell without recourse our notes receivable and underlying equipment associated with our sales-type leases to third parties. Subsequent to December 31, 2009, we sold $37.8 million of these notes to third parties without recourse.

In June 2009, we entered into a term loan agreement with Quantum Corporation (“Quantum”), pursuant to which Quantum borrowed $75.4 million from us. The agreement requires quarterly interest payments at a rate of 12% per annum. The scheduled maturity date of this loan is September 30, 2014. We also entered into a second term loan agreement with Quantum pursuant to which Quantum borrowed $46.3 million from us. This second loan agreement has terms similar to the first loan agreement with quarterly interest payments at a rate of 12% per annum and provides for two tranches of borrowings. Quantum borrowed $24.6 million under the first tranche, with a scheduled maturity date of September 30, 2014 and $21.7 million under the second tranche, with a scheduled maturity date of December 31, 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2009, the aggregate outstanding principal amount under all loans was $121.7 million. These loans are junior to Quantum’s current senior debt and senior to all other indebtedness. These notes are included in “other assets, net” in the consolidated balance sheet.

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollected notes receivable. That allowance is part of our allowance for bad debts (See Note A).

J. Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	December 31, 2009	December 31, 2008
Furniture and fixtures	$229,006	$224,736
Equipment	3,447,209	3,387,498
Buildings and improvements	1,427,656	1,280,580
Land	122,260	115,873
Building construction in progress	91,501	95,219

	5,317,632	5,103,906
Accumulated depreciation	(3,093,286)	(2,880,899)

	$2,224,346	$2,223,007

Depreciation expense was $565.5 million, $561.1 million and $530.3 million in 2009, 2008 and 2007, respectively.

K. Accrued Expenses

Accrued expenses consist of (table in thousands):

	December 31, 2009	December 31, 2008
Salaries and benefits	$742,748	$712,237
Standard product warranties	271,594	269,218
Restructuring (See Note Q)	105,760	224,702
Other	824,108	695,727

	$1,944,210	$1,901,884

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of the year	$269,218	$263,561	$242,744
Provision	145,517	160,556	151,367
Amounts charged to the accrual	(143,141)	(154,899)	(130,550)

Balance, end of the year	$271,594	$269,218	$263,561

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components. Additionally, the provision for the year ended December 31, 2008 includes $6.9 million assumed in the acquisition of Iomega Corporation.

L. Income Taxes

Our provision (benefit) for income taxes consists of (table in thousands):

	2009	2008	2007
Federal:
Current	$181,578	$156,501	$324,812
Deferred	7,977	9,681	(81,531)

	189,555	166,182	243,281

State:
Current	13,114	18,387	21,475
Deferred	13,419	1,128	(3,572)

	26,533	19,515	17,903

Foreign:
Current	30,885	100,879	100,556
Deferred	5,802	(6,180)	(13,529)

	36,687	94,699	87,027

Total provision for income taxes	$252,775	$280,396	$348,211

In 2009, 2008 and 2007, we were able to utilize $68.9 million, $52.6 million and $62.3 million, respectively, of net operating loss carryforwards and tax credits to reduce the current portion of our tax provision.

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	1.0	1.2	1.2
Resolution of uncertain tax positions	(4.5)	(2.9)	(1.3)
Tax rate differential for international jurisdictions and other international related tax items	(17.5)	(15.9)	(15.2)
U.S. tax credits	(3.1)	(5.2)	(2.1)
Changes in valuation allowance	—	—	(1.5)
Reorganization of RSA and Data Domain	4.4	—	—
Permanent items	4.2	5.3	2.1
Other	(1.1)	—	(0.5)

	18.4%	17.5%	17.7%

In 2009, we effected a plan to reorganize our international operations by transferring certain assets of our RSA and Data Domain entities and legacy foreign corporations owned directly by EMC into a single EMC international holding company. As a result of this reorganization, we incurred income taxes which negatively impacted the rate by 4.4 percentage points.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the current and noncurrent deferred tax assets and liabilities are as follows (table in thousands):

	December 31, 2009		December 31, 2008 (As Adjusted)
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$77,052	$—	$53,627	$—
Inventory	62,840	—	52,150	—
Accrued expenses	253,803	—	213,245	—
Deferred revenue	170,479	—	158,079	—

Total current	564,174	—	477,101	—

Noncurrent:
Property, plant and equipment, net	—	(129,381)	—	(76,129)
Intangible and other assets, net	—	(504,140)	—	(345,116)
Equity	—	(199,490)	—	(206,086)
Deferred revenue	—	(29,045)	10,759	—
Other noncurrent liabilities	—	(56,827)	—	(60,572)
Credit carryforwards	30,481	—	55,614	—
Net operating losses	139,092	—	147,809	—
Other comprehensive loss	62,747	—	99,927	—

Total noncurrent	232,320	(918,883)	314,109	(687,903)

Gross deferred tax assets and liabilities	796,494	(918,883)	791,210	(687,903)
Valuation allowance	(21,815)	—	(15,993)	—

Total deferred tax assets and liabilities	$774,679	$(918,883)	$775,217	$(687,903)

We have gross federal and foreign net operating loss carryforwards of $270.4 million and $66.9 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these net operating losses will begin to expire in 2012, while others have an unlimited carryforward period.

We have federal and state credit carryforwards of $23.2 million and $7.3 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these credits will begin to expire in 2010, while others have an unlimited carryforward period.

The valuation allowance increased from $16.0 million at December 31, 2008 to $21.8 million at December 31, 2009. The increase was principally attributable to revaluations of foreign subsidiaries’ net operating loss carryforwards arising from fluctuations in foreign currency. The valuation allowance relates to foreign subsidiaries’ net operating loss carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $4.3 billion and $3.7 billion at December 31, 2009 and 2008, respectively, and consisted of undistributed earnings permanently invested in these entities. The change in the basis difference in 2009 was mainly attributable to income earned in the current year. If these earnings were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2009, 2008 and 2007 was $900 million, $1.1 billion and $1.2 billion, respectively.

We adopted authoritative guidance regarding uncertain tax positions at the beginning of fiscal year 2007. As a result of implementing this authoritative guidance, we recognized a cumulative effect adjustment of $6.5 million to increase the January 1, 2007 retained earnings balance and decrease our accrued tax liabilities. Prior to the adoption of this authoritative guidance, our

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. With the adoption of this authoritative guidance, we reclassified $219.3 million of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities was not anticipated within one year of the balance sheet date.

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the three years ended December 31:

	2009	2008	2007
Unrecognized tax benefits, beginning of year	$218.5	$206.7	$175.1
Tax positions related to current year:
Additions	52.1	62.4	54.2
Reductions	—	—	—
Tax positions related to prior years:
Additions	4.6	5.1	8.8
Reductions	(66.7)	(40.2)	(10.0)
Settlements	(2.9)	(0.3)	(4.4)
Lapses in statutes of limitations	(8.5)	(15.2)	(17.0)

Unrecognized tax benefits, end of year	$197.1	$218.5	$206.7

As of December 31, 2009, 2008 and 2007, $195.1 million, $213.0 million and $156.4 million, respectively, of the unrecognized tax benefits, if recognized, would have been recorded as a reduction to income tax expense. The remainder would have been recognized as an adjustment to shareholders’ equity.

We have substantially concluded all U.S. federal income tax matters for years through 2006 and are currently under audit for U.S. federal income taxes for 2007 and 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2003. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions. However, it is reasonably possible that up to $11 million to $21 million of individually-insignificant unrecognized tax positions may be recognized within one year as a result of the lapse of statutes of limitations and the resolution of agreements with various tax authorities.

The $66.7 million reduction during 2009 for tax positions related to prior years is principally due to the resolution of certain transfer pricing matters and the completion of the 2005 and 2006 U.S. federal income tax audits.

We recognize interest expense and penalties related to income tax matters in income tax expense. For 2009 and 2008, $4.3 million and $1.3 million, respectively, in interest expense was reversed, whereas $3.4 million in interest expense was recognized in 2007. In addition to the unrecognized tax benefits noted above, we had accrued interest and penalties of $29.9 million and $34.2 million as of December 31, 2009 and 2008, respectively.

M. Retirement Plan Benefits

401(k) Plan

EMC’s Information Infrastructure business has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contributions amounted to $27.1 million, $60.4 million and $52.8 million in 2009, 2008 and 2007, respectively. We matched employees’ contributions in the first half of 2009. Beginning in the third quarter of 2009, we suspended our company match of pre-tax contributions.

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2009, the Data General U.S. pension plan held $0.5 million of our common stock.

The Data General U.S. pension plan and Canada pension plan (the “Pension Plans”) are summarized in the following tables. The other pension plans are not presented because they do not have a material impact on our consolidated financial position or results of operations.

The components of the change in benefit obligation of the Pension Plans are as follows (table in thousands):

	December 31, 2009	December 31, 2008
Benefit obligation, at beginning of year	$351,074	$339,835
Interest cost	22,027	21,876
Benefits paid	(13,635)	(12,481)
Settlement payments	(1)	(7)
Actuarial loss	26,851	1,851

Benefit obligation, at end of year	$386,316	$351,074

The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plans is as follows (table in thousands):

	December 31, 2009	December 31, 2008
Fair value of plan assets, at beginning of year	$296,698	$421,361
Actual return on plan assets	70,500	(112,175)
Benefits paid	(13,635)	(12,481)
Settlement payments	(1)	(7)

Fair value of plan assets, at end of year	$353,562	$296,698

We did not make any contributions to the Pension Plans in 2009 or 2008 and we do not expect to make a contribution to the Pension Plans in 2010. The under-funded status of the Pension Plans at December 31, 2009 and 2008 was $32.8 million and $54.4 million, respectively. This amount is classified as a component of other long-term liabilities on the balance sheet.

In 2009, $14.6 million of the accumulated actuarial loss and prior services cost associated with the Pension Plans were reclassified from accumulated comprehensive loss to a component of net periodic benefit cost. Additionally, the Pension Plans had

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

net gains of $19.8 million that arose during 2009 primarily as a result of increases in the fair value of the plan assets. We expect that $12.0 million of the total balance included in accumulated other comprehensive loss at December 31, 2009 will be recognized as a component of net periodic benefit costs in 2010. We do not expect to receive any refunds from the Pension Plans in 2010.

The components of net periodic expense (benefit) of the Pension Plans are as follows (table in thousands):

	2009	2008	2007
Interest cost	$22,027	$21,876	$20,857
Expected return on plan assets	(23,832)	(34,142)	(32,928)
Recognized actuarial loss	14,584	2,683	4,861

Net periodic expense (benefit)	$12,779	$(9,583)	$(7,210)

The weighted-average assumptions used in the Pension Plans to determine benefit obligations at December 31 are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Discount rate	6.0%	6.6%	6.6%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the Pension Plans to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Discount rate	6.6%	6.6%	5.9%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The benefit payments are expected to be paid in the following years (table in thousands):

2010	$14,821
2011	15,509
2012	16,776
2013	18,156
2014	19,513
2015 – 2019	119,711

Fair Value of Plan Assets

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2009:

Common Collective Trusts – valued at the net asset value calculated by the fund manager based on the underlying investments. These are all classified within Level 2 of the valuation hierarchy. These include: BNY Mellon Collective Trust High Yield Fund, BNY Mellon Large Cap Growth Stock Index Fund, BNY Mellon Large Cap Value Stock Index Fund, BNY Mellon Small Cap Stock Index Fund, BNY Mellon Stock Index Fund and BNY Mellon International American Depositary Receipt Index Fund. The American Depositary Receipt Index Fund represents ownership in the shares of non-U.S. companies and trades in U.S. financial markets through American depositary receipt shares (“ADR shares”) which are issued by U.S. depositary banks. ADR shares can represent a fraction of a share, a single share, or multiple shares of the foreign stock with the value calculated by the issuing bank based on the underlying investment’s fair value as reported in foreign active financial markets.

U.S. Agency Securities – valued daily at the closing price reported in active U.S. financial markets and are classified within Level 2 of the valuation hierarchy.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

U.S. Treasury Securities – valued daily at the closing price reported in active U.S. financial markets and are classified within Level 1 of the valuation hierarchy.

Corporate Debt Securities – valued daily at the closing price reported in active U.S. financial markets and are classified within Level 2 of the valuation hierarchy.

The following table sets forth, by level within the fair value hierarchy, the Pension Plans’ assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$275,984	$—	$275,984
Mutual funds	—	2,843	—	2,843
U.S. Agency Securities	—	29,119	—	29,119
U.S. Treasury Securities	18,821	—	—	18,821
Corporate Debt Securities	—	21,728	—	21,728
Municipal Obligations	—	392	—	392
Asset Backed Securities	—	669	—	669
Mortgaged Backed Securities	—	5,195	—	5,195

Total	$18,821	$335,930	$—	354,751

Plan payables, net of accrued interest and dividends				(1,189)

Total				$353,562

Dividends, accrued interest and net plan payables are not material to the plan assets. Accordingly, we have not classified these into the fair value hierarchy above at December 31, 2009.

Concentration of Risks

Pension Plans’ investments at fair value as of December 31, 2009 which represented 5% or more of the Pension Plans’ net assets were as follows:

2009
BNY Mellon Collective Trust High Yield Fund	$23,420
BNY Mellon Large Cap Growth Stock Index Fund	21,174
BNY Mellon Large Cap Value Stock Index Fund	19,428
BNY Mellon Small Cap Stock Index Fund	34,885
BNY Mellon Stock Index Fund	129,947
BNY Mellon International American Depositary Receipt Index Fund	34,892
U.S. Treasury Securities	18,821
U.S. Agency Securities	29,119
Corporate Debt Securities	21,728

$333,414

Investment Strategy

Our Pension Plans’ assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected long-term rate of return on plan assets considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The weighted average target asset allocations are as follows:

December 31, 2009
U.S. Large Capitalization Equities	45%
U.S. Small Capitalization Equities	15
International Equities	10
U.S. Core Fixed Income	20
High Yield Fixed Income	10

Total	100%

The actual allocation of the assets in the Pension Plans at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
U.S. Large Capitalization Equities	48%	42%
U.S. Small Capitalization Equities	10	9
International Equities	13	11
U.S. Core Fixed Income	22	32
High Yield Fixed Income	7	6

Total	100%	100%

N. Commitments and Contingencies

Operating Lease Commitments

We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in thousands):

	2009	2008	2007
Rent expense	$300,609	$299,481	$277,602
Sublease proceeds	(6,114)	(10,740)	(12,811)

Net rent expense	$294,495	$288,741	$264,791

Our future operating lease commitments as of December 31, 2009 are as follows (table in thousands):

2010	$273,814
2011	219,300
2012	172,033
2013	129,068
2014	107,243
Thereafter	450,940

Total minimum lease payments	$1,352,398

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds as of December 31, 2009 are as follows (table in thousands):

2010	$6,114
2011	4,237
2012	1,887
2013	—
2014	—
Thereafter	—

Total sublease proceeds	$12,238

Outstanding Purchase Orders

At December 31, 2009, we had outstanding purchase orders aggregating approximately $1.6 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of December 31, 2009, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2009, we were in compliance with the covenants.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $70.0 million as of December 31, 2009. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Based upon our historical experience and information known as of December 31, 2009, we believe our liability on the above guarantees and indemnities at December 31, 2009 is not material.

Litigation

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from any such pending matters, and such amounts are reflected in our consolidated financial statements. We have disclosed the specific amount recorded for a particular matter where required by authoritative guidance. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

United States ex rel. Rille and Roberts v. EMC Corporation. On February 27, 2009, the U.S. District Court for the Eastern District of Arkansas entered an order unsealing a civil False Claims Act “qui tam” action by two individuals (the “relators”) that named EMC as a defendant in December 2006. This action relates to the previously disclosed investigation conducted by the Civil Division of the United States Department of Justice (the “DoJ”) regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the United States General Services Administration in November 1999 which, following several extensions, expired in June 2007. The DoJ filed a complaint in intervention in this matter in June 2008. The DoJ and relators assert claims under the Anti-Kickback Act and False Claims Act in addition to breach of contract and other claims, and seek various remedies, including treble damages and statutory penalties. By order dated June 3, 2009, the Arkansas Court granted a motion by EMC to transfer the action to the U.S. District Court for the Eastern District of Virginia, where it is now pending. We continue to believe that we have meritorious factual and legal defenses to the allegations raised.

EMC has been in ongoing settlement discussions with the DoJ to resolve the claims alleged in this matter. As a result of such discussions, we have recorded an $87.5 million accrual for this contingency, which represents our assessment of the amount of probable loss that may result from this matter.

Derivative Demand Letters. We have received derivative demand letters sent on behalf of purported EMC shareholders. The letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation serves as evidence that certain Company officers and directors failed to exercise due care and/or failed to oversee compliance with the laws identified in the Roberts matter. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. We are defending this matter vigorously.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

O. Stockholders’ Equity

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	2009	2008 (As Adjusted)	2007 (As Adjusted)
Numerator:
Net income attributable to EMC Corporation	$1,088,077	$1,275,104	$1,598,965
Incremental dilution from VMware	(2,252)	(7,516)	(4,756)

Net income – diluted attributable to EMC Corporation	$1,085,825	$1,267,588	$1,594,209

Denominator:
Weighted average shares, basic	2,022,371	2,048,506	2,079,542
Weighted common stock equivalents	29,393	31,287	54,651
Assumed conversion of the Notes and Sold Warrants	3,382	60	23,680

Weighted average shares, diluted	2,055,146	2,079,853	2,157,873

Options to acquire 152.4 million, 144.2 million and 98.4 million shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Share Repurchase Program

We utilize both authorized and unissued shares including repurchased shares, to satisfy all shares issued under our equity plans. Our Board of Directors authorized the repurchase of 250.0 million shares of our common stock in April 2006 and an additional 250.0 million shares of our common stock in April 2008. Of the 500.0 million shares authorized for repurchase through December 31, 2009, we have repurchased 311.4 million shares at a total cost of $4.2 billion, leaving a remaining balance of 188.6 million shares authorized for future repurchases. In January 2010, a buyback of up to $1.0 billion for future repurchases was authorized.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	December 31, 2009	December 31, 2008
Foreign currency translation adjustments, net of tax benefits of $0 and $0	$(2,349)	$(17,299)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(8,679) and $(35,150)	(15,361)	(54,423)
Unrealized gains on investments, net of taxes of $14,329 and $17,419	23,617	27,624
Unrealized gains (losses) on derivatives, net of taxes (benefits) of $599 and $(108)	2,211	(976)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(68,996) and $(82,088)	(113,001)	(134,878)

	(104,883)	(179,952)
Less: Accumulated Other Comprehensive Income attributable to the non-controlling interest in VMware, Inc.	(839)	—

	$(105,722)	$(179,952)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassification adjustments between other comprehensive loss and the income statement consist of the following (table in thousands):

	Year Ended December 31,
	2009	2008	2007
Realized gains (losses) on investments, net of taxes (benefit) of $7,911, $2,347 and $(3,823)	$12,897	$4,212	$(6,323)
Realized gains (losses) on derivatives, net of taxes (benefit) of $(736), $93 and $(1,045)	(6,626)	834	(9,403)

EMC Preferred Stock

Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

P. Stock-Based Compensation

EMC Information Infrastructure Equity Plans

The EMC Corporation 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum three-year vesting requirement. The 2003 Plan allows us to grant up to 300.0 million shares of common stock. Beginning in May 2007, we started recognizing restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.

In addition to the 2003 Plan, we have four other stock option plans (the “1985 Plan,” the “1993 Plan,” the “2001 Plan” and the “1992 Directors Plan”). In May 2007, these four plans were consolidated into the 2003 Plan such that all future grants will be granted under the 2003 Plan and shares that are not issued as a result of cancellations, expirations or forfeitures, will become available for grant under the 2003 Plan.

A total of 862.4 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2009, there were an aggregate of 60.8 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC Information Infrastructure Employee Stock Purchase Plan

Under our 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. A total of 153.0 million shares of common stock have been reserved for issuance under the 1989 Plan. In 2009, 2008 and 2007, 10.3 million shares, 11.7 million shares and 9.3 million shares, respectively, were purchased under the 1989 Plan at a weighted average purchase price per share of $11.17, $10.49 and $12.95, respectively. Total cash proceeds from the purchase of shares under the 1989 Plan in 2009, 2008 and 2007 were $115.3 million, $122.4 million and $120.8 million, respectively. At December 31, 2009, there was an aggregate of 28.7 million shares of common stock available for issuance pursuant to future grants under the 1989 Plan.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC Information Infrastructure Stock Options

The following table summarizes our option activity under all equity plans in 2009, 2008 and 2007 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2007	303,184	$17.19
Options granted relating to business acquisitions	921	3.39
Granted	28,777	19.15
Forfeited	(9,640)	12.01
Expired	(4,321)	38.28
Exercised	(68,540)	9.66
Exchanged to VMware awards	(11,009)	12.19

Outstanding, December 31, 2007	239,372	19.60
Options granted relating to business acquisitions	1,200	12.43
Granted	36,208	14.95
Forfeited	(6,852)	14.43
Expired	(7,096)	33.98
Exercised	(12,713)	9.34

Outstanding, December 31, 2008	250,119	19.14
Options granted relating to business acquisitions	24,089	5.68
Granted	14,243	15.20
Forfeited	(10,178)	14.64
Expired	(14,953)	29.35
Exercised	(28,402)	8.85

Outstanding, December 31, 2009	234,918	18.31

Exercisable, December 31, 2009	154,191	20.62
Vested and expected to vest	227,398	$18.48

At December 31, 2009, the weighted-average remaining contractual term was 3.9 years and the aggregate intrinsic value was $644.4 million for the 154,191 exercisable shares. For the 227,398 shares vested and expected to vest at December 31, 2009, the weighted-average remaining contractual term was 5.3 years and the aggregate intrinsic value was $925.1 million. The intrinsic value is based on our closing stock price of $17.47 as of December 31, 2009, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2009, 2008 and 2007 were $191.6 million, $77.2 million and $587.4 million, respectively. Cash proceeds from the exercise of stock options were $251.1 million, $118.7 million and $661.6 million in 2009, 2008 and 2007, respectively. Income tax benefits realized from the exercise of stock options in 2009, 2008 and 2007 were $53.6 million, $105.0 million and $160.7 million, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC Information Infrastructure Restricted Stock and Restricted Stock Units

The following table summarizes our restricted stock and restricted stock unit activity in 2009, 2008 and 2007 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2007	27,901	$13.05
Granted	9,358	19.05
Vested	(7,158)	13.17
Forfeited	(1,237)	13.16
Exchanged to VMware awards	(4,697)	13.14

Outstanding, December 31, 2007	24,167	15.30
Granted	12,865	15.07
Vested	(7,113)	14.05
Forfeited	(1,017)	16.12

Outstanding, December 31, 2008	28,902	15.49
Granted	21,431	14.58
Vested	(10,951)	14.83
Forfeited	(2,019)	15.56

Restricted stock and restricted stock units at December 31, 2009	37,363	$15.01

The total fair values of restricted stock and restricted stock units that vested in 2009, 2008 and 2007 were $138.4 million, $105.7 million and $105.2 million, respectively.

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

As of December 31, 2009, 37.4 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $652.7 million. These shares and units are scheduled to vest through 2014. Of the total shares of restricted stock and restricted stock units outstanding, 33.1 million shares and units will vest upon fulfilling service conditions, of which vesting for 12.7 million shares and units will accelerate upon achieving performance conditions. The remaining 4.3 million shares and units will vest only if certain performance conditions are achieved.

VMware Equity Plans

In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20 million shares for total shares available for issuance of 100.0 million. Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted pursuant to the 2007 Plan expire between six and seven years from the date of grant. Most restricted stock awards granted under the 2007 Plan have a three-year to four-year period over which they vest. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan.

2008 VMware Exchange Offer

In September 2008, VMware completed an offer to exchange certain employee stock options issued under VMware’s 2007 Equity and Incentive Plan (“2008 Exchange Offer”). Certain previously granted options were exchanged for new, lower-priced stock options granted on a one-for-one basis. Executive officers and members of VMware’s Board of Directors were excluded from participating in the 2008 Exchange Offer. Options for an aggregate of 4.1 million shares of VMware’s Class A common stock

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were exchanged with a weighted-average exercise price per share of $71.60. Options granted pursuant to the 2008 Exchange Offer have an exercise price of $33.95 per share, vest pro rata over four years beginning September 10, 2008 with no credit for past vesting and have a new six-year option term. The 2008 Exchange Offer resulted in incremental stock-based compensation expense of $18.0 million to be recognized over the four-year vesting term.

VMware Employee Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (“the ESPP”) that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the ESPP on August 13, 2007, the date on which VMware’s S-1 Registration Statement was declared effective by the SEC, and became exercisable on December 31, 2007. Options to purchase shares are generally granted twice yearly.

In 2009, 0.9 million shares of Class A common stock were purchased under the ESPP at a purchase price per share of $20.14. The total cash proceeds from the purchase of these shares under the ESPP were $18.3 million. In 2008, 1.7 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $28.05. The total cash proceeds from the purchase of these shares under the ESPP were $46.9 million. As part of the 1.7 million shares purchased in 2008, employees purchased 0.6 million shares under the ESPP at a purchase price per share of $24.65. The purchase of 0.6 million shares related to the December 31, 2007 purchase, which was completed in January 2008. The total cash proceeds from the December 31, 2007 purchase under the ESPP were $15.7 million. In 2007, no shares were purchased under the ESPP. In 2009, the timing of the participants’ option to purchase shares under the ESPP was amended, and as a result of the amendment, the first option to purchase shares under the ESPP following the end of 2009 occurred in January 2010. As of December 31, 2009, $21.6 million of payroll withholdings were accrued for purposes of the next option to purchase shares under the ESPP in January 2010.

VMware Stock Options

The following table summarizes activity since January 1, 2007 for VMware employees in VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2007	—	$—
Granted	39,271	27.88
Exchanged from EMC stock options	6,732	19.94
Forfeited	(539)	24.50
Expired	(5)	24.64
Exercised	(120)	23.00

Outstanding, December 31, 2007	45,339	26.76
Granted (1)	11,741	40.48
Forfeited (1)	(8,033)	51.74
Expired	(37)	24.26
Exercised	(6,574)	21.64

Outstanding, December 31, 2008	42,436	26.54
Granted	12,500	29.86
Forfeited	(3,736)	28.11
Expired	(177)	45.24
Exercised	(9,516)	22.01

Outstanding, December 31, 2009	41,507	28.34

Exercisable, December 31, 2009	13,398	26.85
Vested and expected to vest	39,994	$27.98

(1)	Includes options for 4,017 shares exchanged in the 2008 VMware Exchange Offer.

As of December 31, 2009, the weighted-average remaining contractual term was 3.9 years and the aggregate intrinsic value was $237.7 million for the 13.4 million exercisable shares. For the 40.0 million shares vested and expect to vest at December 31,

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2009, the weighted-average remaining contractual term was 4.4 years and the aggregate intrinsic value was $625.3 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $42.38 as of December 31, 2009, which would have been received by the option holders had all in-the-money options been exercised as of that date.

Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2009, 2008 and 2007 were $209.4 million, $143.2 million and $2.8 million, respectively. The options exercised in 2009 and 2008 had a pre-tax intrinsic value of $132.6 million and $219.6 million, respectively, and income tax benefits realized from the exercise of stock options of $47.1 million and $71.4 million, respectively. There was no pre-tax intrinsic value to the options exercised or related income tax benefits realized in 2007.

In August 2009, VMware granted its President and Chief Executive Officer a stock option for the purchase of approximately 1.4 million shares of VMware’s Class A common stock in exchange for a stock option he held for the purchase of shares of common stock of EMC Corporation. The exercise price of his new VMware grant was $31.59 per share, the closing trading price of VMware Class A common stock on the grant date of August 12, 2009. The option expires six years from the grant date. The new VMware grant preserves the 13 months of vesting that had been earned while serving as VMware’s President and CEO since July 2008 and accordingly was vested with respect to 0.3 million of the shares on the date of grant. The remaining 1.1 million shares will vest ratably each month through March 2013 subject to his continued service to VMware. There is no incremental stock-based compensation expense as a result of modifying this award, and the original grant date fair value continues to be recognized over the requisite service period of the award.

VMware Restricted Stock

VMware restricted stock includes restricted stock awards, restricted stock units and other restricted stock. Other restricted stock includes shares issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. In addition, other restricted stock includes options exercised prior to vesting by non-employee directors. The exercise of those options prior to vesting resulted in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest.

In September 2008, VMware awarded 5.3 million restricted stock units to certain employees, including a portion for international employees who were not eligible to participate in the 2008 Exchange Offer and a portion for retention purposes. These awards generally will vest over a three-year or four-year period. These awards resulted in stock-based compensation expense of $164.5 million to be recognized over the three-year or four-year vesting term.

The following table summarizes restricted stock activity since January 1, 2007 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	—	$—
Granted	596	39.99
Exchanged from EMC restricted stock	2,872	21.48
Exercised stock options, subject to repurchase	120	23.00
Vested	(5)	20.24
Forfeited	(18)	20.19

Outstanding, December 31, 2007	3,565	24.64
Granted	6,619	35.14
Vested	(2,153)	22.58
Forfeited	(405)	61.90

Outstanding, December 31, 2008	7,626	32.35
Granted	5,200	33.63
Vested	(2,881)	31.31
Forfeited	(734)	34.81

Outstanding, December 31, 2009	9,211	$33.21

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total fair value of restricted stock that vested in 2009, 2008 and 2007 was $88.8 million, $116.3 million and $0.6 million, respectively. As of December 31, 2009, 9.2 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $389.4 million based on the closing share price as of December 31, 2009. These shares are scheduled to vest through 2013.

The restricted stock unit awards are valued based on the VMware stock price on the date of grant. The majority of VMware’s restricted stock awards have pro rata vesting over three or four years.

Stock-Based Compensation Expense

The following tables summarize the components of total stock-based compensation expense included in our consolidated income statement in 2009, 2008 and 2007 (in thousands):

	Year Ended December 31, 2009
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$33,423	$15,836	$49,259
Cost of services	35,004	15,130	50,134
Research and development	118,875	95,679	214,554
Selling, general and administrative	189,154	102,605	291,759
Restructuring charges	(1,015)	(306)	(1,321)

Stock-based compensation expense before income taxes	375,441	228,944	604,385
Income tax benefit	78,517	56,326	134,843

Total stock-based compensation, net of tax	$296,924	$172,618	$469,542

	Year Ended December 31, 2008
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$23,092	$9,638	$32,730
Cost of services	35,350	12,046	47,396
Research and development	102,865	59,512	162,377
Selling, general and administrative	161,715	97,223	258,938
Restructuring charges	5,164	(1,740)	3,424

Stock-based compensation expense before income taxes	328,186	176,679	504,865
Income tax benefit	61,321	47,738	109,059

Total stock-based compensation, net of tax	$266,865	$128,941	$395,806

	Year Ended December 31, 2007
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$22,886	$9,543	$32,429
Cost of services	20,493	4,303	24,796
Research and development	69,649	38,393	108,042
Selling, general and administrative	126,246	75,891	202,137
Restructuring charges	897	1,731	2,628

Stock-based compensation expense before income taxes	240,171	129,861	370,032
Income tax benefit	53,292	34,378	87,670

Total stock-based compensation, net of tax	$186,879	$95,483	$282,362

Stock option expense includes $46.5 million, $52.2 million and $36.7 million of expense associated with our employee stock purchase plans for 2009, 2008 and 2007, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the net change in amounts capitalized or accrued in 2009 and 2008 for the following items (in thousands):

	Increased (decreased) during the year ended December 31, 2009	Increased (decreased) during the year ended December 31, 2008
Inventory	$1,254	$686
Other assets (capitalized software development costs)	1,435	16,749
Accrued expenses (accrued warranty expenses)	(1,835)	(4,730)

As of December 31, 2009, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $955.0 million. This non-cash expense will be recognized through 2014 with a weighted average remaining period of 1.3 years.

Fair Value of EMC Information Infrastructure Options

The fair value of each option granted during 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	35.4%	34.4%	33.8%
Risk-free interest rate	2.4%	2.8%	3.6%
Expected term (in years)	4.5	4.4	4.2
Weighted-average fair value at grant date	$5.04	$4.82	$6.29

	For the Year Ended December 31,
EMC Employee Stock Purchase Plan	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	58.1%	40.0%	25.5%
Risk-free interest rate	0.4%	2.6%	5.0%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$3.16	$4.32	$3.53

Expected volatilities are based on our historical stock prices and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options. The assumptions for 2009 for the EMC Employee Stock Purchase Plan include only the January 1, 2009 grant due to the elimination of the look-back feature as of July 1, 2009.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	36.1%	39.4%	39.2%
Risk-free interest rate	1.9%	2.5%	4.9%
Expected term (in years)	3.7	3.4	3.4
Weighted-average fair value at grant date	$12.18	$17.88	$27.88

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	50.9%	39.3%	34.8%
Risk-free interest rate	0.3%	2.7%	4.8%
Expected term (in years)	0.5	0.5	0.4
Weighted-average fair value at grant date	$7.79	$18.06	$6.99

For all equity awards granted in 2009, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based only upon the expected term of similar grants of comparable companies.

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

VMware’s expected dividend yield input was zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

For the equity awards granted prior to VMware’s IPO, VMware performed a contemporaneous valuation of their Class A common stock each time an equity grant of common stock was made. In determining the fair value of the equity, VMware analyzed general market data, including economic, governmental, and environmental factors; considered its historic, current, and future state of its operations; analyzed its operating and financial results; analyzed its forecasts; gathered and analyzed available financial data for publicly traded companies engaged in the same or similar lines of business to develop appropriate valuation multiples and operating comparisons and analyzed other facts and data considered pertinent to the valuation to arrive at an estimated fair value.

VMware utilized both the income approach and the market approach in estimating the value of the equity. The market approach estimates the fair value of a company by applying to the company’s historical and/or projected financial metrics to market multiples of the corresponding financial metrics of publicly traded firms in similar lines of business. Due to the prospect of an imminent public offering, VMware did not apply a marketability discount in carrying out either approach. Further, VMware did not apply a minority interest discount in concluding on fair value.

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

Q. Restructuring and Acquisition-Related Charges

In 2009, 2008 and 2007, we incurred restructuring and acquisition-related charges of $107.5 million, $250.3 million and $31.3 million, respectively. In 2009, we incurred $88.4 million of restructuring charges, primarily related to our 2008 restructuring program and $19.1 million of costs in connection with acquisitions for financial advisory, legal and accounting services. In 2008 and 2007, all charges are only related to restructuring activities as acquisition costs were generally capitalized under prior business combination accounting rules.

In the fourth quarter of 2008, to further improve the competitiveness and efficiency of our global business in response to a challenging global economy, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The plan included the following components:

•	A reduction in force resulting in the elimination of approximately 2,400 positions which was substantially completed by the end of 2009 and will be fully completed in 2010.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	The consolidation of facilities and the termination of contracts. These actions are expected to be completed by 2015.
•	The write-off of certain assets for which EMC has determined it will no longer derive any benefit. These actions were completed in the fourth quarter of 2008.

In addition to this plan, we also recognized in 2008 an asset impairment charge of $28 million for certain assets for which the forecasted cash flows from the assets are less than the assets’ net book value.

The total charge resulting from these actions is expected to be approximately $400.0 million, with $247.9 million recognized in 2008, $87.0 million recognized in 2009, $35.0 million expected to be recognized in 2010 and the remainder expected to be recognized in 2011 through 2015.

The 2009 restructuring charge consisted of $87.0 million from the fourth quarter 2008 program and net charges of $1.4 million from other prior years programs. The charges related to the 2008 program in 2009 include a provision for $54.4 million of workforce reduction costs for individuals who had a required transition period and whose severance expense, which is incremental to their normal compensation, is being recognized ratably from the date of notification through their last day of work. These employees were required to render services beyond a minimum retention period to receive their severance. As of December 31, 2009, we have substantially completed the headcount reductions. Additionally, in 2009, we recognized charges for $26.4 million of lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our 2008 restructuring programs. We recognized a $6.2 million charge for abandoned assets which represent identified infrastructure determined to no longer have benefit that were abandoned in 2009.

In addition, in 2009, we also recognized a $12.5 million charge to write-off a prepaid royalty associated with a contractual obligation that included a minimum purchase commitment since we do not anticipate achieving the minimum purchase level. The charge is classified within cost of product sales on the accompanying Consolidated Income Statements.

The 2008 charge consisted of the aforementioned fourth quarter 2008 restructuring program which aggregated $247.9 million, a third quarter 2008 charge of $8.6 million and a net reduction of $6.2 million relating to restructuring programs from prior years. For purposes of presentation, $244.7 million of the 2008 charge is presented as a restructuring charge, $1.3 million is presented as a reduction of SG&A and $6.9 million, related to the impairment of strategic investments, is presented within other expense, net on the Consolidated Income Statement.

The fourth quarter 2008 charge consisted of $195.5 million for employee termination benefits associated with a reduction in workforce, a $28.0 million charge for impaired long-lived assets, a $21.8 million charge associated with abandoned assets for which we will no longer derive a benefit and a $2.6 million charge for contract terminations. These actions impacted substantially all of our functional organizations within our Information Storage, Content Management and Archiving and RSA Information Security segments and affected employees in each of our major geographical areas. The asset impairment charge of $28.0 million consists of $21.1 million of capitalized technology costs for which the forecasted cash flows from the assets are less than the assets’ net book value. The impairment charge was equal to the amount by which the assets’ carrying amount exceeded its fair value, measured as the present value of their estimated discounted cash flows. The impairment charge also included a $6.9 million charge for strategic investments for which the decline in their fair market value below their book value was considered other than temporary. The fair market value relating to $4.8 million of the $6.9 million charged for strategic investments was based upon Level 2 inputs and the fair market value relating to $2.1 million of the $6.9 million charge was based upon Level 3 inputs. See Note G.

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

The 2007 charge consisted of a $21.5 million charge to increase the severance expenses associated with our 2006 restructuring program and a $13.3 million charge for employee termination benefits associated with a 2007 rebalancing program impacting approximately 450 positions. As of December 31, 2008, all of these actions had been completed. These actions impacted our Information Storage, Content Management and Archiving and RSA Information Security segments and affected employees in each of our major geographical areas. Partially offsetting these amounts were net adjustments of $3.5 million associated with restructuring programs prior to 2006.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for each charge is as follows:

2008 Restructuring Programs

The activity for the 2008 restructuring programs is presented below (table in thousands):

2009 Category	Beginning Balance	2009 Charges Relating to the 2008 Plan	Utilization	Ending Balance
Workforce reductions	$186,274	54,416	$(156,424)	$84,266
Abandoned and impaired assets	—	6,203	(6,203)	—
Consolidation of excess facilities and other contractual obligations	2,376	26,379	(23,870)	4,885

Total	$188,650	$86,998	$(186,497)	$89,151

2008 Category	Initial Provision	Utilization During 2008	Ending Balance	Non-Cash Portion of the Provision
Workforce reductions	$201,016	$(14,742)	$186,274	$1,330
Abandoned and impaired assets	49,774	(49,774)	—	49,774
Consolidation of excess facilities and other contractual obligations	5,748	(3,372)	2,376	—

Total	$256,538	$(67,888)	$188,650	$51,104

The remaining cash portion owed for these programs is approximately $69 million. The cash expenditures relating to workforce reductions are expected to be substantially paid out by the end of 2010. The cash expenditures relating to the contractual obligations are expected to be paid out by the end of 2015.

R. Related Party Transactions

In 2009, 2008 and 2007, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $4.8 million, $4.1 million and $3.7 million, respectively. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999 and renewed in 2003 for a ten-year term.

In 2007, VMware entered into an agreement to license software from a third party. A member of our Board of Directors is a managing partner and general partner in a limited partnership which, until November 2009, had an equity interest in such third party of greater than 10%. The amounts expensed or paid to such third party in 2009, 2008 and 2007 were not material to our Consolidated Financial Statements.

In accordance with its written policy and procedures relating to related person transactions, EMC’s Audit Committee has approved each of the above transactions occurring since the policy’s adoption.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

S. Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, IPR&D charges, restructuring and acquisition-related charges, transition costs and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. As a result of preparing separate financial statements for VMware’s initial public offering in the third quarter of 2007, there have been some adjustments to VMware’s stand-alone consolidated financial statements that have been recorded in different periods by EMC and VMware. These differences are not material to the consolidated financial statements and segment disclosures of EMC. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, SG&A, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

Our segment information for the years ended 2009, 2008 and 2007 are as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
2009:	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$7,198,051	$260,836	$340,272	$7,799,159	$1,028,986	$—	$8,828,145
Services revenues	3,461,358	478,753	265,678	4,205,789	991,976	—	5,197,765

Total consolidated revenues	10,659,409	739,589	605,950	12,004,948	2,020,962	—	14,025,910

Cost of sales	5,256,682	274,763	186,462	5,717,907	316,278	246,826	6,281,011

Gross profit	$5,402,727	$464,826	$419,488	6,287,041	1,704,684	(246,826)	7,744,899

Gross profit percentage	50.7%	62.8%	69.2%	52.4%	84.4%	—	55.2%

Research and development				1,022,147	369,514	235,848	1,627,509
Selling, general and administrative				3,258,055	842,097	495,473	4,595,625
Restructuring and acquisition-related charges				—	—	107,490	107,490

Total costs and expenses				4,280,202	1,211,611	838,811	6,330,624

Operating income				2,006,839	493,073	(1,085,637)	1,414,275
Other income (expense), net				52,325	(9,499)	(82,525)	(39,699)

Income before tax				2,059,164	483,574	(1,168,162)	1,374,576
Income tax provision				424,708	78,069	(250,002)	252,775

Net income				1,634,456	405,505	(918,160)	1,121,801
Net income attributable to the non-controlling interest in VMware, Inc.				—	(69,285)	35,561	(33,724)

Net income attributable to EMC Corporation				$1,634,456	$336,220	$(882,599)	$1,088,077

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
2008 (As Adjusted):	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$8,263,529	$278,173	$355,063	$8,896,765	$1,175,051	$—	$10,071,816
Services revenues	3,368,775	507,475	226,212	4,102,462	701,885	—	4,804,347

Total consolidated revenues	11,632,304	785,648	581,275	12,999,227	1,876,936	—	14,876,163

Cost of sales	5,670,103	305,627	170,622	6,146,352	268,716	238,726	6,653,794

Gross profit	$5,962,201	$480,021	$410,653	6,852,875	1,608,220	(238,726)	8,222,369

Gross profit percentage	51.3%	61.1%	70.6%	52.7%	85.7%	—	55.3%

Research and development				1,203,728	342,239	175,363	1,721,330
Selling, general and administrative				3,486,847	747,583	367,158	4,601,588
In-process research and development				—	—	85,780	85,780
Restructuring and acquisition-related charges				(357)	—	245,092	244,735

Total costs and expenses				4,690,218	1,089,822	873,393	6,653,433

Operating income				2,162,657	518,398	(1,112,119)	1,568,936
Other income (expense), net				136,395	4,352	(109,458)	31,289

Income before tax				2,299,052	522,750	(1,221,577)	1,600,225
Income tax provision				510,873	78,744	(309,221)	280,396

Net income				1,788,179	444,006	(912,356)	1,319,829
Net income attributable to the non-controlling interest in VMware, Inc.				—	(68,532)	23,807	(44,725)

Net income attributable to EMC Corporation				$1,788,179	$375,474	$(888,549)	$1,275,104

	EMC Information Infrastructure
2007 (As Adjusted):	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$7,813,388	$337,488	$357,904	$8,508,780	$903,196	$—	$9,411,976
Services revenues	2,797,492	435,750	167,371	3,400,613	417,616	—	3,818,229

Total consolidated revenues	10,610,880	773,238	525,275	11,909,393	1,320,812	—	13,230,205

Cost of sales	5,237,239	271,455	144,366	5,653,060	188,646	177,171	6,018,877

Gross profit	$5,373,641	$501,783	$380,909	6,256,333	1,132,166	(177,171)	7,211,328

Gross profit percentage	50.6%	64.9%	72.5%	52.5%	85.7%	—	54.5%

Research and development				1,152,218	255,312	119,398	1,526,928
Selling, general and administrative				3,093,715	543,345	275,628	3,912,688
In-process research and development				800	—	350	1,150
Restructuring and acquisition-related charges				(3,241)	—	34,551	31,310

Total costs and expenses				4,243,492	798,657	429,927	5,472,076

Operating income				2,012,841	333,509	(607,098)	1,739,252
Other income (expense), net				177,850	5,137	40,392	223,379

Income before tax				2,190,691	338,646	(566,706)	1,962,631
Income tax provision				493,710	44,664	(190,163)	348,211

Net income				1,696,981	293,982	(376,543)	1,614,420
Net income attributable to the non-controlling interest in VMware, Inc.				—	(22,116)	6,661	(15,455)

Net income attributable to EMC Corporation				$1,696,981	$271,866	$(369,882)	$1,598,965

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2009	2008	2007
United States	$7,384,308	$7,990,762	$7,343,042
Europe, Middle East and Africa	4,290,274	4,555,004	3,921,078
Asia Pacific	1,603,107	1,640,065	1,400,007
Latin America, Mexico and Canada	748,221	690,332	566,078

Total	$14,025,910	$14,876,163	$13,230,205

No country other than the United States accounted for 10% or more of revenues in 2009, 2008 or 2007.

Long-lived assets, excluding financial instruments and deferred tax assets, in the United States were $11,285.8 million at December 31, 2009 and $9,902.8 million at December 31, 2008. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $2,295.6 million at December 31, 2009 and $936.3 million at December 31, 2008. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at December 31, 2009 or 2008.

Dell Inc., one of our channel partners, accounted for 11.5% and 14.3% of our revenues in 2008 and 2007, respectively.

T. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2009 and 2008 is as follows (tables in thousands, except per share amounts):

2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Revenues	$3,150,762	$3,257,352	$3,517,630	$4,100,166
Gross profit	1,683,255	1,743,778	1,940,217	2,377,649
Net income attributable to EMC Corporation	194,069	205,232	298,180	390,596
Net income per weighted average share, diluted: common shareholders	$0.10	$0.10	$0.14	$0.19

2008	Q1 2008 (As Adjusted)	Q2 2008 (As Adjusted)	Q3 2008 (As Adjusted)	Q4 2008 (As Adjusted)
Revenues	$3,470,059	$3,673,874	$3,715,592	$4,016,638
Gross profit	1,909,395	2,028,570	2,058,720	2,225,684
Net income attributable to EMC Corporation	251,647	360,124	393,411	269,922
Net income per weighted average share, diluted: common shareholders	$0.12	$0.17	$0.19	$0.13

Quarterly financial data for the fourth quarter of 2009 includes an after-tax charge for provision for litigation of $52.3 million or $0.02 per diluted share.

Quarterly financial data for the fourth quarter of 2008 includes an after-tax restructuring charge which reduced net income by $199.5 million or $0.10 per diluted share.

U. Subsequent Events

EMC has been in ongoing settlement discussions with the Civil Division of the U.S. Department of Justice to resolve the claims alleged in U.S. ex rel. Rille & Roberts v. EMC. Based on these discussions, and without any admission or finding of liability, we have determined that a settlement of the matter is probable. As a result, we have adjusted our fourth quarter and full year 2009 EMC financial statements by recognizing an additional pre-tax charge of $57.5 million ($52.3 million after tax). See Note N.

On February 25, 2010, EMC entered into a definitive agreement with VMware to transfer key management technologies to VMware, including solutions aimed at delivering configuration compliance for virtualized environments. The acquisition by VMware will further enhance its mission of driving complexity out of the data center, desktop, application development and core

IT services, while delivering a fundamentally new and more efficient approach to IT. VMware will pay EMC up to $200 million. The transaction is expected to close during the second quarter of 2010.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting on page 40 is incorporated herein by reference.

Report of the Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on page 41 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting as of December 31, 2009, our management excluded the evaluation of the disclosure controls and procedures of Data Domain LLC, which was acquired by EMC on July 23, 2009. See Note D to the Consolidated Financial Statements for a discussion of the acquisition.

ITEM 9B.	OTHER INFORMATION

None.

PART III

STOCK PRICE PERFORMANCE GRAPH

	2004	2005	2006	2007	2008	2009
EMC	$100.00	$91.59	$88.77	$124.61	$70.41	$117.48
S&P 500 Index	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
S&P 500 Information Technology Sector Index	$100.00	$100.38	$108.11	$124.90	$70.34	$112.49

Source: Returns were generated from Thomson ONE Banker

* $100 invested on December 31, 2004 in EMC Common Stock, S&P 500 Index and S&P 500 Information Technology Sector Index, including reinvestment of dividends, if any.

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

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2009. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Board Independence and Committees,” “Proposal 1 Election of Directors,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Leadership and Compensation Committee Interlocks and Insider Participation,” “Leadership and Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding EMC’s equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price per share of outstanding options, warrants and rights[1]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(a) 208,765,268	(b) $19.66	(c) 89,498,856	[2]
Equity compensation plans not approved by security holders[3]	10,000	$15.60	—

Total:	208,775,268	$19.66	89,498,856

1

Does not include an aggregate of 26,142,798 shares of Common Stock to be issued (subject to vesting) upon the exercise of outstanding option grants, with a weighted-average exercise price of $7.55 per share, assumed by EMC in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

2	Includes 28,674,988 shares of Common Stock available for future issuance under our Amended and Restated 1989 Employee Stock Purchase Plan.

3

In January 2002, EMC entered into a Stock Option Agreement with its Secretary pursuant to which EMC granted to such person non-qualified options to purchase 10,000 shares of Common Stock. Such option grant did not receive shareholder approval. The options are exercisable in annual increments of 20% over a five-year period and will expire on the tenth anniversary of the grant date; provided, however, that if the option holder ceases to serve as an officer of EMC for any reason, the options will terminate on the date such service terminates with respect to any shares subject to the options, whether such shares are vested or unvested on such date. The exercise price for the options is $15.60 per share. As of December 31, 2009, an aggregate of 10,000 shares of Common Stock were issuable upon the exercise of the options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Board Independence and Committees,” “Review and Approval of Transactions with Related Persons” and “Certain Transactions” and included in Note R to the Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement under the heading “Pre-Approval of Audit and Non-Audit Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

2.	Schedule

The Schedule on page S-1 is filed as part of this report.

3.	Exhibits

See Index to Exhibits on page 97 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

EMC CORPORATION

By:	/S/ JOSEPH M. TUCCI
Joseph M. Tucci
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 26, 2010.

Signature	Title

/S/ JOSEPH M. TUCCI	Chairman, President and Chief Executive Officer
Joseph M. Tucci	(Principal Executive Officer)

/S/ DAVID I. GOULDEN	Executive Vice President and Chief Financial Officer
David I. Goulden	(Principal Financial Officer)

/S/ MARK A. LINK	Senior Vice President and Chief Accounting Officer
Mark A. Link	(Principal Accounting Officer)

/S/ MICHAEL W. BROWN	Director
Michael W. Brown

/S/ RANDOLPH L. COWEN	Director
Randolph L. Cowen

/S/ MICHAEL J. CRONIN	Director
Michael J. Cronin

/S/ GAIL DEEGAN	Director
Gail Deegan

/S/ JOHN R. EGAN	Director
John R. Egan

/S/ W. PAUL FITZGERALD	Director
W. Paul Fitzgerald

/S/ EDMUND F. KELLY	Director
Edmund F. Kelly

/S/ WINDLE B. PRIEM Windle B. Priem	Director

/S/ PAUL SAGAN	Director
Paul Sagan

/S/ DAVID N. STROHM	Director
David N. Strohm

Exhibit Index

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation, as amended. (1)
3.2	Amended and Restated Bylaws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended. (4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended. (5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended. (4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended. (4)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of December 9, 2009. (filed herewith)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of May 22, 2008. (1)
10.7*	EMC Corporation Executive Incentive Bonus Plan. (6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement. (3)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan. (7)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement. (3)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement. (3)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement. (3)
10.14*	Form of Amended and Restated Indemnification Agreement. (3)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated as of August 5, 2009. (filed herewith)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007. (8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008. (1)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009. (9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009. (10)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document. (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 5, 2009 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(7)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).

(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).

(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Description
Year ended December 31, 2009 allowance for doubtful accounts	$50,580	$14,351	$—	$(13,817)	$51,114
Year ended December 31, 2008 allowance for doubtful accounts	35,889	34,667	—	(19,976)	50,580
Year ended December 31, 2007 allowance for doubtful accounts	41,509	8,885	—	(14,505)	35,889

Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2009 allowance for sales returns	$89,433	$69,346	$—	$(29,574)	$129,205
Year ended December 31, 2008 allowance for sales returns	49,217	73,856	—	(33,640)	89,433
Year ended December 31, 2007 allowance for sales returns	39,378	66,359	—	(56,520)	49,217

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged (credited) to Other Accounts*	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Description
Year ended December 31, 2009 income tax valuation allowance	$15,993	$—	$5,822	$—	$21,815
Year ended December 31, 2008 income tax valuation allowance	28,019	—	(12,026)	—	15,993
Year ended December 31, 2007 income tax valuation allowance	55,531	—	4,427	(31,939)	28,019

* Amount represents valuation allowances recognized in connection with business combinations and equity.

S-1