Form 10-Q
period 2010-03-31
EMC CORP
filed 2010-05-07
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2010

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2010 was 2,055,608,355.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,256,626	$6,302,499
Short-term investments	641,576	392,839
Accounts and notes receivable, less allowance for doubtful accounts of $50,504 and $47,414	1,735,043	2,108,575
Inventories	851,501	886,289
Deferred income taxes	580,845	564,174
Other current assets	309,534	283,926

Total current assets	10,375,125	10,538,302
Long-term investments	3,254,641	2,692,323
Property, plant and equipment, net	2,226,238	2,224,346
Intangible assets, net	1,194,104	1,185,632
Goodwill	9,402,851	9,210,376
Other assets, net	1,015,004	961,024

Total assets	$27,467,963	$26,812,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$796,688	$899,298
Accrued expenses	1,896,188	1,944,210
Income taxes payable	49,595	41,691
Deferred revenue	2,502,646	2,262,968

Total current liabilities	5,245,117	5,148,167
Income taxes payable	240,004	235,976
Deferred revenue	1,495,602	1,373,798
Deferred income taxes	631,649	708,378
Long-term convertible debt	3,128,079	3,100,290
Other liabilities	183,445	184,920

Total liabilities	10,923,896	10,751,529

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,055,608 and 2,052,441 shares	20,556	20,524
Additional paid-in capital	3,933,124	3,875,791
Retained earnings	12,131,993	11,759,289
Accumulated other comprehensive loss, net	(109,689)	(105,722)

Total EMC Corporation’s shareholders’ equity	15,975,984	15,549,882
Non-controlling interest in VMware, Inc.	568,083	510,592

Total shareholders’ equity	16,544,067	16,060,474

Total liabilities and shareholders’ equity	$27,467,963	$26,812,003

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Product sales	$2,478,717	$1,969,120
Services	1,411,975	1,181,642

	3,890,692	3,150,762

Costs and expenses:
Cost of product sales	1,161,922	1,013,330
Cost of services	510,251	454,177
Research and development	434,933	383,293
Selling, general and administrative	1,261,284	1,024,773
Restructuring and acquisition-related charges	18,502	15,572

Operating income	503,800	259,617
Non-operating income (expense):
Investment income	31,532	39,844
Interest expense	(42,968)	(45,543)
Other expense, net	(9,021)	(10,758)

Total non-operating expense	(20,457)	(16,457)

Income before provision for income taxes	483,343	243,160
Income tax provision	95,653	37,815

Net income	387,690	205,345
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(14,986)	(11,276)

Net income attributable to EMC Corporation	$372,704	$194,069

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.18	$0.10

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.17	$0.10

Weighted average shares, basic	2,051,030	2,008,915

Weighted average shares, diluted	2,119,192	2,021,062

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Cash received from customers	$4,615,013	$3,860,223
Cash paid to suppliers and employees	(3,213,917)	(2,877,408)
Dividends and interest received	26,634	46,656
Interest paid	(4,670)	(4,007)
Income taxes paid	(105,714)	(161,773)

Net cash provided by operating activities	1,317,346	863,691

Cash flows from investing activities:
Additions to property, plant and equipment	(114,048)	(95,320)
Capitalized software development costs	(93,161)	(87,627)
Purchases of short and long-term available-for-sale securities	(1,475,229)	(2,277,512)
Sales of short and long-term available-for-sale securities	628,504	2,077,730
Maturities of short and long-term available-for-sale securities	40,346	91,365
Business acquisitions, net of cash acquired	(288,246)	—
Increase in strategic and other related investments	(5,240)	(1,960)
Other	(16,648)	1,054

Net cash used in investing activities	(1,323,722)	(292,270)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	130,338	8,637
Issuance of VMware’s common stock from the exercise of stock options	109,775	4,503
EMC repurchase of EMC’s common stock	(176,260)	—
EMC purchase of VMware’s common stock	(99,500)	—
VMware repurchase of VMware’s common stock	(31,348)	—
Repayments of proceeds from securities lending	—	(65,179)
Excess tax benefits from stock-based compensation	35,248	776
Payment of long-term and short-term obligations	(2,327)	(19,257)
Proceeds from long-term and short-term obligations	1,116	1,038

Net cash used in financing activities	(32,958)	(69,482)

Effect of exchange rate changes on cash and cash equivalents	(6,539)	(22,172)

Net (decrease) increase in cash and cash equivalents	(45,873)	479,767
Cash and cash equivalents at beginning of period	6,302,499	5,843,685

Cash and cash equivalents at end of period	$6,256,626	$6,323,452

Reconciliation of net income to net cash provided by operating activities:
Net income	$387,690	$205,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,580	255,798
Non-cash interest expense on convertible debt	25,921	26,299
Non-cash restructuring	162	2,072
Stock-based compensation expense	158,805	112,647
Increase in provision for doubtful accounts	7,226	5,388
Deferred income taxes, net	(28,766)	(4,527)
Excess tax benefits from stock-based compensation	(35,248)	(776)
Other	(820)	795
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	380,790	550,917
Inventories	2,198	(2,226)
Other assets	(24,760)	(22,271)
Accounts payable	(102,803)	(80,021)
Accrued expenses	(83,164)	(222,591)
Income taxes payable	18,705	(119,431)
Deferred revenue	336,305	153,156
Other liabilities	(6,475)	3,117

Net cash provided by operating activities	$1,317,346	$863,691

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2010:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474
Stock issued through stock option and stock purchase plans	12,238	122	130,216	—	—	—	130,338
Tax benefit from stock options exercised	—	—	57,321	—	—	—	57,321
Restricted stock grants, cancellations and withholdings, net	1,268	13	(29,096)	—	—	—	(29,083)
Repurchase of common stock	(10,339)	(103)	(176,157)	—	—	—	(176,260)
EMC purchase of VMware stock	—	—	(86,636)	—	—	(12,864)	(99,500)
Stock options issued in business acquisitions	—	—	38	—	—	—	38
Stock-based compensation	—	—	165,507	—	—	—	165,507
Impact from equity transactions of VMware, Inc.	—	—	(3,860)	—	—	55,289	51,429
Change in market value of investments	—	—	—	—	5,555	80	5,635
Change in market value of derivatives	—	—	—	—	(3,456)	—	(3,456)
Translation adjustment	—	—	—	—	(6,066)	—	(6,066)
Net income	—	—	—	372,704	—	14,986	387,690

Balance, March 31, 2010	2,055,608	$20,556	$3,933,124	$12,131,993	$(109,689)	$568,083	$16,544,067

For the three months ended March 31, 2009:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	1,557	16	8,621	—	—	—	8,637
Tax shortfall from stock options exercised	—	—	(11,890)	—	—	—	(11,890)
Restricted stock grants, cancellations and withholdings, net	(1,492)	(15)	(35,459)	—	—	—	(35,474)
Stock-based compensation	—	—	119,351	—	—	—	119,351
Impact from equity transactions of VMware, Inc.	—	—	(7,798)	—	—	10,061	2,263
Change in market value of investments	—	—	—	—	4,426	—	4,426
Change in market value of derivatives	—	—	—	—	1,802	—	1,802
Translation adjustment	—	—	—	—	(26,735)	—	(26,735)
Net income	—	—	—	194,069	—	11,276	205,345

Balance, March 31, 2009	2,013,003	$20,130	$2,889,879	$10,865,281	$(200,459)	$348,844	$13,923,675

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income	$387,690	$205,345
Other comprehensive income, net of taxes (benefit):
Foreign currency translation adjustments	(6,066)	(26,735)
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes of $3,116 and $5,903	5,635	4,426
Changes in market value of derivatives, net of taxes (benefit) of $(1,631) and $681	(3,456)	1,802

Other comprehensive loss	(3,887)	(20,507)

Comprehensive income	383,803	184,838
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(14,986)	(11,276)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(80)	—

Comprehensive income attributable to EMC Corporation	$368,737	$173,562

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

Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2010 and 2009.

Net Income Per Share

Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, our $1.725 billion 1.75% convertible senior notes due 2011 and our $1.725 billion 1.75% convertible senior notes due 2013 (the “Notes”) and associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

New Accounting Guidance Recently Adopted

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. Additionally, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to provide for how the deliverables in an arrangement should be separated and how the consideration should be allocated using the relative selling price method. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”) and effectively eliminates use of the residual method in such cases.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

For the year ended December 31, 2009, pursuant to the previous guidance of revenue arrangements with multiple deliverables, we allocated revenue to each undelivered element based upon their fair values and then allocated the residual revenue to the delivered elements. Where the fair value for an undelivered element could not be determined, we deferred revenue for the delivered elements until the undelivered elements were delivered or the fair value was determinable for the remaining undelivered elements. We limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of products or services.

The new accounting guidance did not have a material impact on our financial position or results of operations for the quarter ended March 31, 2010 and does not change the units of accounting for our revenue transactions. Specifically, for our product sales that contain software components and non-software components that function together to deliver the product’s essential functionality, the difference of applying the relative selling price method to such transactions under the new guidance, as compared to the residual method under the previous guidance, was insignificant. Our undelivered elements are typically software-related services which we account for utilizing VSOE to determine fair value. Our assessment considered that the amounts recorded as revenue for delivered elements are limited to the amounts not contingent on the future delivery of products or services.

The new accounting guidance for revenue recognition is not expected to have a significant effect on revenue when applied to our multiple element arrangements based on our current go-to-market strategies due to the existence of VSOE of fair value for the typical undelivered elements in most of our product and service offerings.

The new accounting standards, if applied to the year ended December 31, 2009, would not have had a material impact on our revenue for that year.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

2.  Revenue Recognition

We derive revenue from sales of information systems, software and services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. Product is considered delivered to the customer once it has been shipped or electronically delivered and risk of loss has been transferred. For most of our product sales, these criteria are met at the time the product is shipped. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

•	Systems sales

Systems sales consist of the sale of hardware storage and hardware-related devices. Revenue for hardware is generally recognized upon shipment.

•	Software sales

Software sales consist of the sale of required storage operating systems and optional value-added software application programs. Our software application programs provide customers with resource management, backup and archiving, content management, information security and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of final royalty reports or payments from third parties.

•	Services revenue

Services revenue consists of installation services, professional services, software maintenance, hardware maintenance and training.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC recognizes revenue from fixed-price support or maintenance contracts sold for both hardware and software, including extended warranty contracts, ratably over the contract period and recognizes the costs associated with these contracts as incurred. Generally, installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and may be performed by our customers or other vendors. Installation services revenues are recognized as the services are being performed. Professional services revenues on engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized as earned based upon the hours incurred. Where services are considered essential to the functionality of our products, revenue for the products and services is recorded over the service period. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion.

•	Multiple element arrangements

When more than one element, such as hardware, software and services are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware related items, such as required software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support and other services and (2) software components, such as optional software application programs and related items, such as post-contract customer support and other services. We then allocate revenue within the non-software category to each element based upon their relative selling price using ESP, if VSOE or TPE does not exist. We allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If we cannot objectively determine the fair value of any undelivered element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.

•	Shipping terms

Our sales contracts generally provide for the customer to accept risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of risk of loss at shipping point, we defer recognizing revenue until risk of loss transfers to the customer.

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

3.  Acquisitions

In the first quarter of 2010, we acquired all of the outstanding capital stock of Archer Technologies, LLC, a provider of governance, risk and compliance software. This acquisition complements and expands our Information Security segment. Additionally, VMware acquired two businesses, including Zimbra, a leading vendor of e-mail and collaboration software. The aggregate cash consideration for these three acquisitions was $288.2 million. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in aggregate, to the Company’s consolidated results of operations for the three months ended March 31, 2010 or 2009.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Non-controlling Interest in VMware, Inc.

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	March 31, 2010	March 31, 2009
Net income attributable to EMC Corporation	$372,704	$194,069

Transfers (to) from the non-controlling interest in VMware:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	38,496	1,730
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(42,356)	(9,528)

Net transfers (to) from non-controlling interest	(3,860)	(7,798)

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$368,844	$186,271

5.  Investments

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. We determine fair value using the following hierarchy:

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

Most of our debt securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities and all of our auction rate securities, which are classified as Level 3. At March 31, 2010, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In January 2010, the FASB issued authoritative guidance related to additional disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarified two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. We adopted all of this guidance in the first quarter of 2010.

Hierarchy of an investment from its current level could change in the period that the pricing methodology of that investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2010. At March 31, 2010, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pricing vendors for identical or similar assets. At March 31, 2010 and December 31, 2009, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at March 31, 2010 and December 31, 2009 (tables in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,441,158	$9,877	$(1,802)	$1,449,233	$—
U.S. corporate debt securities	998,338	16,695	(1,794)	1,013,239	—
Asset-backed securities	10,091	226	(1)	10,316	—
Municipal obligations	767,984	5,556	(567)	772,973	—
Auction rate securities	251,755	—	(17,291)	234,464	—
Foreign debt securities	412,509	3,690	(207)	415,992	—

Total	$3,881,835	$36,044	$(21,662)	$3,896,217	$—

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,086,773	$8,021	$(2,982)	$1,091,812	$—
U.S. corporate debt securities	866,353	13,128	(1,236)	878,245	—
Asset-backed securities	14,119	356	(1)	14,474	—
Municipal obligations	583,690	6,902	(118)	590,474	—
Auction rate securities	253,617	—	(19,165)	234,452	—
Foreign debt securities	274,312	1,931	(538)	275,705	—

Total	$3,078,864	$30,338	$(24,040)	$3,085,162	$—

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2010 (table in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,133,927	$—	$—	$1,133,927
Cash equivalents	5,106,337	16,362	—	5,122,699
U.S. government and agency obligations	871,891	577,342	—	1,449,233
U.S. corporate debt securities	—	1,013,239	—	1,013,239
Asset-backed securities	—	10,316	—	10,316
Municipal obligations	—	772,973	—	772,973
Auction rate securities	—	—	234,464	234,464
Foreign debt securities	—	415,992	—	415,992

Total cash and investments	$7,112,155	$2,806,224	$234,464	$10,152,843

Other items:
Foreign exchange derivative assets	$—	$28,504	$—	$28,504
Foreign exchange derivative liabilities	—	(34,787)	—	(34,787)

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $18.8 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both March 31, 2010 and December 31, 2009 as credit spreads on AA-rated banks remained constant.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the quarter ended March 31, 2010 (table in thousands):

Three Months Ended March 31, 2010
Beginning balance	$234,452
Transfers in from Level 1	—
Transfers in from acquisitions	—
Sales	—
Calls	(1,862)
Decrease in previously recognized unrealized losses included in other comprehensive loss	1,874

Balance at March 31	$234,464

Unrealized losses on investments at March 31, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$602,568	$(1,770)	$1,374	$(32)	$603,942	$(1,802)
U.S. corporate debt securities	138,164	(1,791)	997	(3)	139,161	(1,794)
Asset-backed securities	—	—	5	(1)	5	(1)
Municipal obligations	126,039	(567)	—	—	126,039	(567)
Auction rate securities	—	—	234,464	(17,291)	234,464	(17,291)
Foreign debt securities	105,184	(207)	—	—	105,184	(207)

Total	$971,955	$(4,335)	$236,840	$(17,327)	$1,208,795	$(21,662)

Investment Losses

For all of our securities where the amortized cost basis was greater than the fair value at March 31, 2010, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual Maturities

The contractual maturities of investments held at March 31, 2010 are as follows (table in thousands):

	March 31, 2010
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$422,958	$425,876
Due after 1 year through 5 years	2,579,942	2,602,589
Due after 5 years through 10 years	281,613	285,538
Due after 10 years	597,322	582,214

Total	$3,881,835	$3,896,217

6.  Inventories

Inventories consist of (table in thousands):

	March 31, 2010	December 31, 2009
Purchased parts	$40,111	$73,612
Work-in-process	485,830	469,901
Finished goods	325,560	342,776

	$851,501	$886,289

7.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	March 31, 2010	December 31, 2009
Furniture and fixtures	$230,917	$229,006
Equipment	3,527,815	3,447,209
Buildings and improvements	1,427,119	1,427,656
Land	121,839	122,260
Building construction in progress	100,023	91,501

	5,407,713	5,317,632
Accumulated depreciation and amortization	(3,181,475)	(3,093,286)

	$2,226,238	$2,224,346

Building construction in progress at March 31, 2010 includes $65.6 million for facilities not yet placed in service that we are holding for future use.

8.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2010	December 31, 2009
Salaries and benefits	$669,364	$742,748
Product warranties	269,567	271,594
Restructuring (see Note 11)	88,844	105,760
Other	868,413	824,108

	$1,896,188	$1,944,210

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

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Balance, beginning of the period	$271,594	$269,218
Current period provision	36,960	25,435
Amounts charged to the accrual	(38,987)	(32,398)

Balance, end of the period	$269,567	$262,255

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

9.  Income Taxes

Our effective income tax rates were 19.8% and 15.6% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2010 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The increase in the effective tax rate in 2010 compared to 2009 was primarily attributable to the expiration of the U.S. federal research and development tax credit for 2010.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Shareholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income attributable to EMC Corporation, basic	$372,704	$194,069
Incremental dilution from VMware	(1,883)	(188)

Net income attributable to EMC Corporation, diluted	$370,821	$193,881

Denominator:
Basic weighted average common shares outstanding	2,051,030	2,008,915
Weighted average common stock equivalents	47,835	12,147
Assumed conversion of the Notes	20,327	—

Diluted weighted average shares outstanding	2,119,192	2,021,062

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the stock price equals or exceeds the conversion price of the Notes. Conversion of the Notes may occur upon the occurrence of specified events at a conversion price of approximately $16.08 per share of our common stock. The conversion price is subject to adjustment in some events.

Options to acquire 74.6 million and 214.9 million of common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) to satisfy all shares issued under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three months ended March 31, 2010, we spent $176.3 million to repurchase 10.3 million shares of our common stock and plan to spend up to $1.0 billion for the year on common stock repurchases. Of the 250.0 million shares authorized for repurchase, we have repurchased 71.7 million shares at a cost of $884.5 million, leaving a remaining balance of 178.3 million shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	March 31, 2010	December 31, 2009
Foreign currency translation adjustments	$(8,415)	$(2,349)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(7,858) and $(8,679)	(13,804)	(15,361)
Unrealized gains on investments, net of taxes of $16,624 and $14,329	27,695	23,617
Unrealized gains (losses) on derivatives, net of taxes (benefits) of $(1,032) and $599	(1,245)	2,211
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(68,996) and $(68,996)	(113,001)	(113,001)

	(108,770)	(104,883)
Less: Accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(919)	(839)

	$(109,689)	$(105,722)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2010, we incurred restructuring and acquisition-related charges of $18.5 million compared to $15.6 million of restructuring charges for the three months ended March 31, 2009. For the three months ended March 31, 2010, we incurred $17.0 million of restructuring charges, primarily related to our 2008 restructuring program and $1.5 million of charges in connection with acquisitions for financial advisory, legal and accounting services.

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

The activity for the December 2008 restructuring program for the three months ended March 31, 2010 and 2009 is presented below (table in thousands):

2010

Category	Balance as of December 31, 2009	2010 Charges Relating to the 2008 Plan	Utilization	Balance as of March 31, 2010
Workforce reductions	$84,266	$—	$(28,294)	$55,972
Consolidation of excess facilities and other contractual obligations	4,885	16,967	(2,871)	18,981

Total	$89,151	$16,967	$(31,165)	$74,953

In the first quarter of 2010, we recognized $17.0 million of lease termination costs for facilities vacated in the quarter in accordance with our plan as part of our 2008 restructuring program.

2009

Category	Balance as of December 31, 2008	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of March 31, 2009
Workforce reductions	$184,440	$6,809	$(51,924)	$139,325
Consolidation of excess facilities and other contractual obligations	2,376	9,089	(7,299)	4,166

Total	$186,816	$15,898	$(59,223)	$143,491

12.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2010, we were in compliance with the covenants.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

United States ex rel. Rille and Roberts v. EMC Corporation. Effective as of May 4, 2010, EMC entered into a settlement agreement (the “Agreement”) with the United States of America, acting through the Civil Division of the United States Department of Justice (the “DoJ”). The Agreement relates to a previously disclosed “qui tam” action that followed an investigation conducted by the DoJ regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the General Services Administration in November 1999. Pursuant to the Agreement, EMC will pay the United States $87.5 million. In consideration of this payment, the United States has agreed to release EMC with respect to the matters investigated and the claims alleged by the DoJ in the civil action. As set forth in the Agreement, EMC expressly denies any liability or wrongdoing in connection with such matters and claims, and the settlement represents a compromise to avoid the costs, distraction, and uncertainty of continued litigation. As previously disclosed, EMC recorded an $87.5 million accrual for this contingency as of December 31, 2009.

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

13.  Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Content Management and Archiving and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, restructuring and acquisition-related charges, transition costs and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2010 and 2009 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2010
Revenues:
Product revenues	$2,017,314	$63,662	$85,814	$2,166,790	$311,927	$—	$2,478,717
Services revenues	901,781	114,502	75,654	1,091,937	320,038	—	1,411,975

Total consolidated revenues	2,919,095	178,164	161,468	3,258,727	631,965	—	3,890,692
Cost of sales	1,401,514	63,332	52,256	1,517,102	95,504	59,567	1,672,173

Gross profit	$1,517,581	$114,832	$109,212	1,741,625	536,461	(59,567)	2,218,519

Gross profit percentage	52.0%	64.5%	67.6%	53.4%	84.9%	—	57.0%
Research and development				266,876	101,975	66,082	434,933
Selling, general and administrative				879,157	257,115	125,012	1,261,284
Restructuring and acquisition-related charges				—	—	18,502	18,502

Total costs and expenses				1,146,033	359,090	209,596	1,714,719

Operating income				595,592	177,371	(269,163)	503,800
Other income (expense), net				10,878	(5,213)	(26,122)	(20,457)

Income before tax				606,470	172,158	(295,285)	483,343
Income tax provision				140,800	34,440	(79,587)	95,653

Net income				465,670	137,718	(215,698)	387,690
Net income attributable to the non-controlling interest in VMware, Inc.				—	(26,184)	11,198	(14,986)

Net income attributable to EMC Corporation				$465,670	$111,534	$(204,500)	$372,704

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Content Management and Archiving	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2009
Revenues:
Product revenues	$1,572,408	$58,710	$80,671	$1,711,789	$257,331	$—	$1,969,120
Services revenues	790,932	115,605	62,035	968,572	213,070	—	1,181,642

Total consolidated revenues	2,363,340	174,315	142,706	2,680,361	470,401	—	3,150,762
Cost of sales	1,234,490	71,698	43,655	1,349,843	66,264	51,400	1,467,507

Gross profit	$1,128,850	$102,617	$99,051	1,330,518	404,137	(51,400)	1,683,255

Gross profit percentage	47.8%	58.9%	69.4%	49.6%	85.9%	—	53.4%
Research and development				257,584	80,864	44,845	383,293
Selling, general and administrative				760,663	178,865	85,245	1,024,773
Restructuring and acquisition-related charges				—	—	15,572	15,572

Total costs and expenses				1,018,247	259,729	145,662	1,423,638

Operating income				312,271	144,408	(197,062)	259,617
Other income (expense), net				12,791	(2,949)	(26,299)	(16,457)

Income before tax				325,062	141,459	(223,361)	243,160
Income tax provision				72,959	27,212	(62,356)	37,815

Net income				252,103	114,247	(161,005)	205,345
Net income attributable to the non-controlling interest in VMware, Inc.				—	(18,293)	7,017	(11,276)

Net income attributable to EMC Corporation				$252,103	$95,954	$(153,988)	$194,069

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
United States	$2,118,730	$1,638,911
Europe, Middle East and Africa	1,148,847	986,640
Asia Pacific	416,696	374,319
Latin America, Mexico and Canada	206,419	150,892

Total	$3,890,692	$3,150,762

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2010 or 2009.

Long-lived assets, excluding financial instruments and deferred tax assets, in the United States were $11,380.0 million at March 31, 2010 and $11,285.8 million at December 31, 2009. No country other than the United States accounted for 10% or more of these assets at March 31, 2010 or December 31, 2009. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $2,458.2 million at March 31, 2010 and $2,295.6 million at December 31, 2009.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  Subsequent Event

In April 2010, we consummated the transaction contemplated by the agreement that we entered into with VMware in the first quarter of 2010 to transfer assets for a total cash purchase price of up to $200.0 million. Pursuant to the terms of the agreement, EMC transferred certain technology and intellectual property of EMC’s Ionix IT management business to VMware. These products and expertise will complement VMware’s existing development efforts and expand their vCenter product family. As the transfer relates to entities under common control, there will be no change to the accounting basis of the transferred net assets.

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

Concurrent with these efforts, we will continue to focus on our cost structure. In the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers, and further reduce indirect spending on contractors, third-party services and travel. Additionally, in 2009, we restructured the ownership of some of our subsidiaries to streamline our operations. These programs have favorably impacted our cost of sales, selling, general & administrative (“SG&A”) and R&D expenses. We expect to incur $65 of costs related to this effort in 2010 and beyond.

The program’s savings are from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our worldwide operations. These initiatives, which began in 2009, include the consolidation and movement of various facilities and processes. As part of these transformation efforts, we expect to incur $50 of transition costs during 2010. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure.

Through a combined focus on revenue growth, accelerated investment in R&D and continued cost containment efforts, we believe we will be able to increase 2010 earnings at a faster rate than the rate at which we will grow our revenues.

Since mid-2008 and through most of 2009, we observed that customers responded to the economic downturn with reductions in their IT spending. In the first quarter of 2010, the overall macroeconomic environment appeared to be improving, based on the marketplace IT spending trends, customer activity in the first quarter and forecasted IT spending trends for the remainder of the year. However, we believe that the continuation of some pent-up demand that we saw in the fourth quarter of 2009 impacted the quarter’s results. We believe our addressable market will grow approximately 6% to 8% in 2010 compared to 2009.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve their virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow their business by broadening their virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere, the next generation of VMware infrastructure and VMware View 4, which is integrated with VMware vSphere, VMware has introduced, and plans to continue to introduce, more products that build on the vSphere foundation though 2010 and beyond.

Since mid-2008, and through most of 2009, VMware observed that customers have responded to the economic downturn with reductions in budgets for IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases were purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving, they believe that they have benefited from previously pent-up demand and that it is unclear whether their recent improved sales results reflect an improving trend or a short-term occurrence. Therefore, VMware remains conservative in their planning and expects to continue to manage their resources strategically.

Although VMware is currently the leading provider of virtualization infrastructure software solutions, they face competitive threats to their leadership position from a number of companies, some of which have significantly greater resources than VMware, which could result in increased pressure to reduce prices on their offerings. As a result, VMware believes it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand their industry leadership. VMware believes that they will be able to continue to meet its product development objectives through continued investment in its business, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of products and services. VMware believes this is the appropriate priority for the long-term health and growth of their business.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	March 31, 2010	March 31, 2009	$ Change	% Change
Information Storage	$2,919.1	$2,363.3	$555.8	23.5%
Content Management and Archiving	178.2	174.3	3.9	2.2
RSA Information Security	161.5	142.7	18.8	13.2
VMware Virtual Infrastructure	631.9	470.4	161.5	34.3

Total revenues	$3,890.7	$3,150.8	$739.9	23.5%

Consolidated product revenues increased 25.9% from $1,969.1 for the three months ended March 31, 2009 to $2,478.7 for the three months ended March 31, 2010. The Information Storage segment’s product revenues increased 28.3% to $2,017.3 for the three months ended March 31, 2010. The Content Management and Archiving segment’s product revenues increased 8.4% to $63.7 and the RSA Information Security segment’s product revenues increased 6.4% to $85.8 for the three months ended March 31, 2010. The increase in our product revenues was primarily driven by the Information Storage product revenue, which reflected a higher demand for IT infrastructure offerings to address the storage needs generated by continued information growth, particularly as customers start migrating to virtual data center infrastructures and from previously pent-up demand that we saw in the fourth quarter of 2009. Additionally, the revenue for our collective back-up recovery systems offerings grew over 100% with the addition of Data Domain’s portfolio of offerings in the third quarter of 2009.

The VMware Virtual Infrastructure segment’s product revenues increased 21.2% to $311.9 for the three months ended March 31, 2010. The increase in VMware product revenues in the first quarter of 2010 was due to the improvements in the overall macroeconomic environment and from previously pent-up demand. Additionally, product revenues in our VMware Virtual Infrastructure segment benefited from the effect of its international expansion, as international revenues increased as a percentage of revenue from 48.1% in the first three months ended March 31, 2009 to 49.9% in the first three months ended March 31, 2010.

Consolidated services revenues increased 19.5% from $1,181.6 for the quarter ended March 31, 2009 to $1,412.0 for the quarter ended March 31, 2010. The Information Storage segment’s services revenues increased 14.0% to $901.8, RSA Information

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Security segment’s services revenues increased 22.0% to $75.7 and the Content Management and Archiving segment’s services revenues decreased 1.0% to $114.5 for the three months ended March 31, 2010. The increase in services revenues in the first quarter of 2010 was due to an increase in maintenance revenues resulting from continued demand for support from our installed base. Additionally, our professional services continued to grow due to additional demand for infrastructure and security solutions. The decline in the Content Management and Archiving segment’s services revenues was attributable to a reduction in demand for professional services revenues, partially offset by an increase in maintenance revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 50.2% to $320.0 for the three months ended March 31, 2010. The increase was due to strong maintenance renewals, the carry-over effect of multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In addition, the growth in services revenues benefited from customers becoming current on their maintenance agreements in order to receive VMware’s vSphere as part of those arrangements. As VMware focused on recovering back maintenance beginning in 2009, they anticipate revenue from back maintenance to decline through 2010 as customers become current.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009	% Change
United States	$2,118.7	$1,638.9	29.3%
Europe, Middle East and Africa	1,148.8	986.6	16.4
Asia Pacific	416.7	374.3	11.3
Latin America, Mexico and Canada	206.4	150.9	36.8

Revenues increased for the three months ended March 31, 2010 compared to the same period in 2009 in all of our markets due to greater demand for our products and services offerings. Changes in exchange rates positively impacted revenues by 2.4% for the three months ended March 31, 2010 and negatively impacted revenues by 3.5% for the three months ended March 31, 2009. The impact of the change in rates between 2010 and 2009 was most significant in Australia, Canada and Brazil, and in European markets, including the United Kingdom.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation.

	For the Three Months Ended		$ Change	% Change
	March 31, 2010	March 31, 2009
Cost of revenue:
Information Storage	$1,401.5	$1,234.5	$167.0	13.5%
Content Management and Archiving	63.3	71.7	(8.4)	(11.7)
RSA Information Security	52.3	43.7	8.6	19.7
VMware Virtual Infrastructure	95.5	66.3	29.2	44.0
Corporate reconciling items	59.6	51.4	8.2	16.0

Total cost of revenue	1,672.2	1,467.5	204.7	13.9

Gross margins:
Information Storage	1,517.6	1,128.9	388.7	34.4
Content Management and Archiving	114.8	102.6	12.2	11.9
RSA Information Security	109.2	99.1	10.1	10.2
VMware Virtual Infrastructure	536.5	404.1	132.4	32.8
Corporate reconciling items	(59.6)	(51.4)	(8.2)	(16.0)

Total gross margin	2,218.5	1,683.3	535.2	31.8

Operating expenses:
Research and development (1)	434.9	383.3	51.6	13.5
Selling, general and administrative (2)	1,261.3	1,024.8	236.5	23.1
Restructuring and acquisition-related charges	18.5	15.6	2.9	18.6

Total operating expenses	1,714.7	1,423.6	291.1	20.4

Operating income	503.8	259.6	244.2	94.1
Investment income, interest expense and other expense, net	(20.5)	(16.5)	(4.0)	(24.2)

Income before income taxes	483.3	243.2	240.1	98.7
Income tax provision	95.7	37.8	57.9	153.2

Net income	387.7	205.3	182.4	88.8
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(15.0)	(11.3)	(3.7)	(32.7)

Net income attributable to EMC Corporation	$372.7	$194.1	$178.6	92.0%

(1)	Amount includes corporate reconciling items of $66.1 and $44.8 for the three months ended March 31, 2010 and 2009, respectively.
(2)	Amount includes corporate reconciling items of $125.0 and $85.2 for the three months ended March 31, 2010 and 2009, respectively.

Gross Margins

Overall, our gross margin percentages were 57.0% and 53.4% for the three months ended March 31, 2010 and 2009, respectively. The increase in the gross margin percentage in the first quarter of 2010 compared to the first quarter of 2009 was attributable to the Information Storage segment, which increased overall gross margins by 232 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 124 basis points, and the Content Management and Archiving segment, which increased overall gross margins by 29 basis points. These increases were partially offset by gross margin declines in the RSA Information Security segment, which decreased overall gross margins by 1 basis point. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and transition costs, decreased the consolidated gross margin percentage by 24 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $8.2 in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

corporate reconciling items for the quarter ended March 31, 2010 was attributable to a $6.9 increase in stock-based compensation expense and a $1.6 increase in intangible asset amortization expense, partially offset by a $0.3 decrease in transition costs. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure.

The gross margin percentages for the Information Storage segment were 52.0% and 47.8% for the three months ended March 31, 2010 and 2009, respectively. The increase in the gross margin percentage for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to improved product gross margins. Improvements in the mix to higher margin product revenues, partially attributable to the acquisition of Data Domain in the third quarter of 2009, increased sales volume and an improved cost structure contributed to the improved product gross margins.

The gross margin percentages for the Content Management and Archiving segment were 64.5% and 58.9% for the three months ended March 31, 2010 and 2009, respectively. The increase in the gross margin percentage for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to an increase in the mix of product revenues as a percentage of total segment revenues. Product revenues as a percentage of total revenues increased to 35.7% for the three months ended March 31, 2010 from 33.7% for the three months ended March 31, 2009.

The gross margin percentages for the RSA Information Security segment were 67.6% and 69.4% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the gross margin percentage for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to lower margins for both product and services. Product margins declined due to a shift in the product mix resulting in a greater portion of product revenues containing systems which have a lower gross margin. Service margins declined due to a greater proportion of professional services revenues, which have a lower margin than maintenance revenues.

The gross margin percentages for the VMware Virtual Infrastructure segment were 84.9% and 85.9% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the gross margin percentage for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to a decrease in the mix of license revenues as a percentage of total segment revenues. License revenues as a percentage of total revenues decreased to 49.4% for the quarter ended March 31, 2010 from 54.7% for the quarter ended March 31, 2009. License revenues generally provide a higher gross margin percentage than services revenues.

Research and Development

As a percentage of revenues, R&D expenses were 11.2% and 12.2% for the first quarters of 2010 and 2009, respectively. R&D expenses increased $51.6 for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in personnel-related costs, depreciation expense and travel costs, partially offset by greater levels of software capitalization and a decrease in the cost of materials to support new product development. Personnel-related costs increased by $54.0, depreciation expense increased by $3.4 and travel-related costs increased by $2.5. Capitalized software development costs, which reduce R&D expense, increased by $5.5 and the cost of materials to support new product development decreased by $2.8.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $21.3 to $66.1 for the three months ended March 31, 2010 when compared to the same period in 2009. Stock-based compensation expense increased $18.6, intangible asset amortization increased $1.4 and transition costs increased by $1.3 for the three months ended March 31, 2010. Stock-based compensation expense increased primarily due to options related to the Data Domain acquisition, which was consummated in the third quarter of 2009. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.2% and 9.6% for the three months ended March 31, 2010 and 2009, respectively. R&D expenses increased $9.3 primarily due to increases in personnel-related costs, depreciation and travel costs. Personnel-related costs increased by $20.6, depreciation increased by $5.3 and the cost of travel increased by $1.9. Partially offsetting these increased costs was an increase in capitalized software development costs of $13.6, which reduce R&D expense, and a decrease in the costs of materials to support new product development of $2.9.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 16.1% and 17.2% for the three months ended March 31, 2010 and 2009, respectively. R&D expenses increased $21.1 for the three months

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

ended March 31, 2010 compared to the same period in 2009 primarily due to the decrease of capitalized software development costs by $8.1, which reduce R&D expense. The decrease in capitalized software development costs in the first quarter of 2010 as compared with the first quarter of 2009 was primarily the result of lower costs capitalized on products that build on the VMware vSphere foundation in the first quarter of 2010, as compared with the more significant costs capitalized for VMware vSphere in the first quarter of 2009. VMware vSphere had reached technological feasibility and costs were capitalized for this product during the first quarter of 2009.

Selling, General and Administrative

SG&A expenses, as a percentage of revenues, were 32.4% and 32.5% for the three months ended March 31, 2010 and 2009, respectively. SG&A expenses increased by $236.5 for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increases in personnel-related costs, commissions, travel costs, cost of facilities, depreciation expense and professional services related costs. Personnel-related costs increased by $118.9, commissions increased by $43.5, travel costs increased by $17.6, cost of facilities increased by $14.7, depreciation expense increased by $13.4 and professional services related costs increased by $11.9.

EMC’s corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $39.8 to $125.0 for the three months ended March 31, 2010 when compared to the same period in 2009. Stock-based compensation expense increased $28.3, intangible asset amortization increased $7.4 and transition costs increased by $4.1 for the three months ended March 31, 2010. Stock-based compensation expense increased primarily due to options related to the Data Domain acquisition, which was consummated in the third quarter of 2009. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

As a percentage of EMC’s Information Infrastructure revenues, SG&A expenses within EMC’s Information Infrastructure business were 27.0% and 28.4% for the three months ended March 31, 2010 and 2009, respectively. SG&A expenses increased by $118.5 in the first quarter of 2010 when compared to the same period of 2009 primarily due to increases in personnel-related costs, commissions, cost of facilities, travel costs, business development costs and professional services related costs. Personnel-related costs increased by $51.2, commissions increased by $22.7, cost of facilities increased by $10.4, travel costs increased by $13.1 and professional services related costs increased by $6.8.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40.7% and 38.0% for the three months ended March 31, 2010 and 2009, respectively. SG&A expenses increased $78.3 for the three months ended March 31, 2010 compared with the same period in 2009 primarily due to commission expense on higher sales volume and increased salaries and benefits expenses resulting from incremental head count added to support the sales and marketing function. Also contributing was increased spending on sales and marketing systems infrastructures and marketing programs. Personnel-related costs increased by $35.3 and commissions increased by $20.8.

Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2010, we incurred restructuring and acquisition-related charges of $18.5 compared to $15.6 of restructuring charges for the three months ended March 31, 2009. For the three months ended March 31, 2010, we incurred $17.0 of restructuring charges, primarily related to our 2008 restructuring program and $1.5 of charges in connection with acquisitions for financial advisory, legal and accounting services.

Investment Income

Investment income was $31.5 and $39.8 for the three months ended March 31, 2010 and 2009, respectively. Investment income decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to lower weighted average returns on investments. The weighted average return on investments, excluding realized losses and gains, was 1.2% and 1.8% for the first quarters of 2010 and 2009, respectively. Net realized gains were $2.0 and $6.5 for the three months ended March 31, 2010 and 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Interest Expense

Interest expense was $43.0 and $45.5 for the three months ended March 31, 2010 and 2009, respectively. Interest expense consists primarily of interest on the Notes. Included in interest expense are non-cash interest charges of $25.9 and $26.3 for the three months ended March 31, 2010 and 2009, respectively, as we are accreting our Notes to their stated values over their term.

Other Expense, Net

Other expense, net remained relatively consistent at $9.0 and $10.8 for the three months ended March 31, 2010 and 2009, respectively.

Provision for Income Taxes

Our effective income tax rates were 19.8% and 15.6% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2010 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The increase in the effective tax rate in 2010 compared to 2009 was primarily attributable to the expiration of the U.S. federal research and development tax credit for 2010.

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

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $15.0 and $11.3 for the three months ended March 31, 2010 and 2009, respectively. The $3.7 increase was due to an increase in VMware’s net income and an increase in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $78.4 and $69.9 for the three months ended March 31, 2010 and 2009, respectively. The weighted average non-controlling interest in VMware was approximately 19% and 16% for the three months ended March 31, 2010 and 2009, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term.

Financial Condition

Cash provided by operating activities was $1,317.3 and $863.7 for the three months ended March 31, 2010 and 2009, respectively. Cash received from customers was $4,615.0 and $3,860.2 for the three months ended March 31, 2010 and 2009, respectively. The increase in cash received from customers was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $3,213.9 and $2,877.4 for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. Cash received from dividends and interest declined to $26.6 for the quarter ended March 31, 2010 compared with $46.7 for the quarter ended March 31, 2009, due to lower yields on our investments. For the quarters ended March 31, 2010 and 2009, we paid $105.7 and $161.8, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $1,323.7 and $292.3 for the three months ended March 31, 2010 and 2009, respectively. Cash used for acquisitions, strategic and other related investments were $293.5 and $2.0 for the three months ended March 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

2010 and 2009, respectively. Capital additions were $114.0 and $95.3 for the three months ended March 31, 2010 and 2009, respectively. The higher level of capital additions was primarily attributable to an increase of spending to support the growth of the business. Capitalized software development costs were $93.2 and $87.6 for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities, partially offset by the decrease in capitalized software costs within our VMware Virtual Infrastructure segment. Net purchases of investments were $806.4 and $108.4 for the three months ended March 31, 2010 and 2009, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $33.0 and $69.5 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, we spent $176.3 to repurchase 10.3 million shares of our common stock and $99.5 to purchase 1.9 million shares of VMware’s common stock. Additionally, VMware spent $31.3 to repurchase 0.6 million shares of its common stock. We generated $240.1 and $13.1 during the three months ended March 31, 2010 and 2009, respectively, from the exercise of stock options.

We have a credit line of $50.0 in the United States. As of March 31, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2010, we were in compliance with the covenants. As of March 31, 2010, the aggregate amount of liabilities of our subsidiaries was approximately $4,091.8.

At March 31, 2010, our total cash, cash equivalents, and short-term and long-term investments were $10,152.8. This balance includes approximately $2,756.5 held by VMware and $2,873.1 held by EMC in overseas entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 26, 2010. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

United States ex rel. Rille and Roberts v. EMC Corporation. Effective as of May 4, 2010, EMC entered into a settlement agreement (the “Agreement”) with the United States of America, acting through the Civil Division of the United States Department of Justice (the “DoJ”). The Agreement relates to a previously disclosed “qui tam” action that followed an investigation conducted by the DoJ regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the General Services Administration in November 1999. Pursuant to the Agreement, EMC will pay the United States $87.5 million. In consideration of this payment, the United States has agreed to release EMC with respect to the matters investigated and the claims alleged by the DoJ in the civil action. As set forth in the Agreement, EMC expressly denies any liability or wrongdoing in connection with such matters and claims, and the settlement represents a compromise to avoid the costs, distraction, and uncertainty of continued litigation. As previously disclosed, EMC recorded an $87.5 million accrual for this contingency as of December 31, 2009.

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

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

We held $3.9 billion in short and long-term investments as of March 31, 2010. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Loss of infrastructure, due to factors such as an information systems failure, loss of public utilities, natural disasters or extreme weather conditions, could impact our ability to ship products in a timely manner. Delays in product shipping or an unexpected decline in revenues without a corresponding and timely slowdown in expenses, could intensify the impact of these factors on our business, results of operations and financial condition.

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

We operate a Venezuelan sales subsidiary in which the Bolivar is the functional currency. Due to limitations in accessing the dollar at the official exchange rate, we have utilized the parallel exchange rate available in the country to translate the foreign currency denominated balance sheet. Our operations in Venezuela include U.S. dollar-denominated assets and liabilities which we remeasure to Bolivars. The remeasurement may result in transaction gains or losses. We have used either the official exchange rate or the parallel exchange rate to remeasure these balances based upon the expected rate at which we believe the items will be settled. As a result of continued hyper-inflation in Venezuela, effective in 2010, we have modified the functional currency to be the U.S. dollar. As a result of this change, Bolivar-denominated transactions will be subject to exchange gains and losses that may impact our earnings. While we do not believe this change will have a material impact on our financial position, results of operations or cash flows, these items could be adversely affected if there is a significant change in exchange rates.

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

The renewal of the U.S. research and development tax credit which benefited our tax rate in 2009 is uncertain from year to year. It currently is repealed for 2010.

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

Our business, results of operations or financial condition could be materially adversely affected if laws, regulations or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, including the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Should we or our independent auditors determine that we have material weaknesses in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline. In March 2010, President Obama signed into law a comprehensive health care reform package. We cannot currently determine the impact that such legislation could have on our business, results of operations or financial condition.

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. The FASB is currently contemplating a number of new accounting pronouncements which, if approved, could materially change our reported results. Such changes could have a material adverse impact on our results of operations and financial position.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plans’ assets is 8.25%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2009. As of December 31, 2009, the ten-year historical rate of return on plan assets was 2.8%, and the inception to date return on plan assets was 9.7%. In 2009, we experienced a 25.1% gain on plan assets. Given current market conditions, should we not achieve the expected rate of return on our plans’ assets or if our plans experience a decline in the fair value of their assets, we may be required to contribute assets to the plans which could materially adversely affect our results of operations or financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2010

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	2,408,892		$16.87	1,947,800	186,701,802
February 1, 2010 – February 28, 2010	7,818,822		$16.83	6,595,725	180,106,077
March 1, 2010 – March 31, 2010	1,799,695		$17.98	1,795,946	178,310,131

Total	12,027,409	(2)	$17.01	10,339,471	178,310,131

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 1,687,938 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 42 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 7, 2010	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

10.1	Archer Technologies, LLC 2008 Class B Common Unit Option Plan. (filed herewith)

10.2*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010. (filed herewith)

10.3*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of April 29, 2010. (filed herewith)

10.4	Settlement Agreement dated as of May 4, 2010, by and between the United States of America, acting through the United States Department of Justice, and EMC Corporation. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Identifies an exhibit that is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 5, 2009 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).