Form 10-Q
period 2010-06-30
EMC CORP
filed 2010-08-09
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2010

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2010 was 2,053,516,683.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,784,812	$6,302,499
Short-term investments	1,015,143	392,839
Accounts and notes receivable, less allowance for doubtful accounts of $45,668 and $47,414	1,976,311	2,108,575
Inventories	813,756	886,289
Deferred income taxes	583,425	564,174
Other current assets	372,856	283,926

Total current assets	10,546,303	10,538,302
Long-term investments	3,539,361	2,692,323
Property, plant and equipment, net	2,286,042	2,224,346
Intangible assets, net	1,144,649	1,185,632
Goodwill	9,434,792	9,210,376
Other assets, net	1,060,304	961,024

Total assets	$28,011,451	$26,812,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$824,579	$899,298
Accrued expenses	1,959,340	1,944,210
Income taxes payable	85,550	41,691
Deferred revenue	2,541,030	2,262,968

Total current liabilities	5,410,499	5,148,167
Income taxes payable	246,469	235,976
Deferred revenue	1,551,084	1,373,798
Deferred income taxes	568,455	708,378
Long-term convertible debt	3,156,376	3,100,290
Other liabilities	176,342	184,920

Total liabilities	11,109,225	10,751,529

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,053,517 and 2,052,441 shares	20,535	20,524
Additional paid-in capital	3,829,433	3,875,791
Retained earnings	12,558,209	11,759,289
Accumulated other comprehensive loss, net	(144,859)	(105,722)

Total EMC Corporation’s shareholders’ equity	16,263,318	15,549,882
Non-controlling interest in VMware, Inc.	638,908	510,592

Total shareholders’ equity	16,902,226	16,060,474

Total liabilities and shareholders’ equity	$28,011,451	$26,812,003

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Product sales	$2,553,316	$2,005,270	$5,032,033	$3,974,390
Services	1,470,181	1,252,082	2,882,156	2,433,724

	4,023,497	3,257,352	7,914,189	6,408,114

Costs and expenses:
Cost of product sales	1,157,742	1,057,205	2,319,664	2,070,535
Cost of services	506,556	456,369	1,016,807	910,546
Research and development	477,725	397,881	912,658	781,174
Selling, general and administrative	1,283,651	1,051,204	2,544,935	2,075,977
Restructuring and acquisition-related charges	9,839	33,234	28,341	48,806

Operating income	587,984	261,459	1,091,784	521,076
Non-operating income (expense):
Investment income	32,103	31,343	63,635	71,187
Interest expense	(44,744)	(44,158)	(87,712)	(89,701)
Other income (expense), net	2,130	17	(6,891)	(10,741)

Total non-operating expense	(10,511)	(12,798)	(30,968)	(29,255)

Income before provision for income taxes	577,473	248,661	1,060,816	491,821
Income tax provision	136,976	38,045	232,629	75,860

Net income	440,497	210,616	828,187	415,961
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(14,281)	(5,384)	(29,267)	(16,660)

Net income attributable to EMC Corporation	$426,216	$205,232	$798,920	$399,301

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.21	$0.10	$0.39	$0.20

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.20	$0.10	$0.37	$0.20

Weighted average shares, basic	2,052,161	2,011,508	2,051,599	2,010,147

Weighted average shares, diluted	2,132,997	2,030,048	2,126,062	2,025,433

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Cash received from customers	$8,495,542	$6,951,380
Cash paid to suppliers and employees	(6,291,713)	(5,348,576)
Dividends and interest received	54,219	73,448
Interest paid	(38,251)	(35,900)
Income taxes paid	(145,591)	(202,273)

Net cash provided by operating activities	2,074,206	1,438,079

Cash flows from investing activities:
Additions to property, plant and equipment	(301,192)	(205,512)
Capitalized software development costs	(185,634)	(151,774)
Purchases of short and long-term available-for-sale securities	(2,929,754)	(3,315,606)
Sales of short and long-term available-for-sale securities	1,244,979	2,730,097
Maturities of short and long-term available-for-sale securities	178,201	348,483
Purchase of Data Domain common stock	—	(65,000)
Business acquisitions, net of cash acquired	(348,846)	(98,860)
Increase in strategic and other related investments	(5,812)	(107,055)

Net cash used in investing activities	(2,348,058)	(865,227)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	317,300	84,028
Issuance of VMware’s common stock from the exercise of stock options	215,907	81,606
EMC repurchase of EMC’s common stock	(517,370)	—
EMC purchase of VMware’s common stock	(198,087)	—
VMware repurchase of VMware’s common stock	(144,500)	—
Repayments of proceeds from securities lending	—	(152,196)
Excess tax benefits from stock-based compensation	111,807	6,715
Payment of long-term and short-term obligations	(3,515)	(19,364)
Proceeds from long-term and short-term obligations	1,116	1,116

Net cash (used in) provided by financing activities	(217,342)	1,905

Effect of exchange rate changes on cash and cash equivalents	(26,493)	4,318

Net (decrease) increase in cash and cash equivalents	(517,687)	579,075
Cash and cash equivalents at beginning of period	6,302,499	5,843,685

Cash and cash equivalents at end of period	$5,784,812	$6,422,760

Reconciliation of net income to net cash provided by operating activities:
Net income	$828,187	$415,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,439	509,066
Non-cash interest expense on convertible debt	52,172	53,079
Non-cash restructuring	999	9,300
Stock-based compensation expense	319,397	234,531
Increase in provision for doubtful accounts	11,358	7,219
Deferred income taxes, net	(101,930)	60,067
Excess tax benefits from stock-based compensation	(111,807)	(6,715)
Other	2,399	450
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	163,646	391,899
Inventories	13,598	(9,910)
Other assets	(104,326)	(37,540)
Accounts payable	(84,470)	(27,915)
Accrued expenses	(63,195)	(134,894)
Income taxes payable	188,968	(186,480)
Deferred revenue	406,349	144,148
Other liabilities	(13,578)	15,813

Net cash provided by operating activities	$2,074,206	$1,438,079

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the six months ended June 30, 2010:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474
Stock issued through stock option and stock purchase plans	27,336	274	317,026	—	—	—	317,300
Tax benefit from stock options exercised	—	—	134,675	—	—	—	134,675
Restricted stock grants, cancellations and withholdings, net	2,648	26	(42,504)	—	—	—	(42,478)
Repurchase of common stock	(28,908)	(289)	(517,081)	—	—	—	(517,370)
EMC purchase of VMware stock	—	—	(173,694)	—	—	(24,393)	(198,087)
Stock options issued in business acquisitions	—	—	40	—	—	—	40
Stock-based compensation	—	—	329,111	—	—	—	329,111
Impact from equity transactions of VMware, Inc.	—	—	(93,931)	—	—	122,928	28,997
Change in market value of investments	—	—	—	—	11,732	514	12,246
Change in market value of derivatives	—	—	—	—	(20,418)	—	(20,418)
Translation adjustment	—	—	—	—	(30,451)	—	(30,451)
Net income	—	—	—	798,920	—	29,267	828,187

Balance, June 30, 2010	2,053,517	$20,535	$3,829,433	$12,558,209	$(144,859)	$638,908	$16,902,226

For the six months ended June 30, 2009:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	10,357	104	83,924	—	—	—	84,028
Tax shortfall from stock options exercised	—	—	(8,477)	—	—	—	(8,477)
Restricted stock grants, cancellations and withholdings, net	(1,247)	(13)	(35,866)	—	—	—	(35,879)
Stock options issued in business acquisitions	—	—	1,454	—	—	—	1,454
Stock-based compensation	—	—	242,828	—	—	—	242,828
Impact from equity transactions of VMware, Inc.	—	—	5,124	—	—	48,907	54,031
Change in market value of investments	—	—	—	—	30,287	324	30,611
Change in market value of derivatives	—	—	—	—	(323)	—	(323)
Non-credit other-than-temporary losses on investments	—	—	—	—	(2,571)	—	(2,571)
Translation adjustment	—	—	—	—	10,748	—	10,748
Net income	—	—	—	399,301	—	16,660	415,961

Balance, June 30, 2009	2,022,048	$20,220	$3,106,041	$11,070,513	$(141,811)	$393,398	$14,448,361

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$440,497	$210,616	$828,187	$415,961
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(24,385)	37,483	(30,451)	10,748
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes of $4,188, $13,798, $7,304 and $19,701	6,611	23,614	12,246	28,040
Changes in market value of derivatives, net of tax benefits of $(10,546), $(1,121), $(12,177) and $(442)	(16,962)	(2,125)	(20,418)	(323)

Other comprehensive income (loss)	(34,736)	58,972	(38,623)	38,465

Comprehensive income	405,761	269,588	789,564	454,426
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(14,281)	(5,384)	(29,267)	(16,660)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(434)	(324)	(514)	(324)

Comprehensive income attributable to EMC Corporation	$391,046	$263,880	$759,783	$437,442

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

EMC’s Information Infrastructure business provides a foundation for customers to manage and secure their vast and ever-increasing quantities of information, automate their data center operations, reduce power and cooling costs, and leverage critical information for business agility and competitive advantage. EMC’s Information Infrastructure business comprises three segments – Information Storage, Information Intelligence Group and RSA Information Security.

EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization infrastructure software solutions from the desktop to the data center and to the cloud. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and six-month periods ended June 30, 2010 and 2009.

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

The new accounting guidance did not have a material impact on our financial position or results of operations for the six months ended June 30, 2010 and did not change the units of accounting for our revenue transactions. Specifically, for our product sales that contain software components and non-software components that function together to deliver the product’s essential functionality, the difference of applying the relative selling price method to such transactions under the new guidance, as compared to the residual method under the previous guidance, was insignificant. Our undelivered elements are typically software-related services which we account for utilizing VSOE to determine fair value. Our assessment considered that the amounts recorded as revenue for delivered elements are limited to the amounts not contingent on the future delivery of products or services.

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

We accrue for the estimated costs of systems’ warranty at the time of sale. We reduce revenue for estimated sales returns at the time of sale. Systems’ warranty costs are estimated based upon our historical experience and specific identification of systems’ requirements. Sales returns are estimated based upon our historical experience and specific identification of probable returns. For our Iomega business, we defer revenue and cost of sales for inventory sold through the channel that exceeds the channel’s requirements.

3.   Acquisitions

During the six months ended June 30, 2010, we acquired all of the outstanding capital stock of Archer Technologies, LLC, a provider of governance, risk and compliance software. This acquisition complements and expands our Information Security segment. Additionally, VMware acquired four businesses. The aggregate cash consideration for these five acquisitions was $348.8 million. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed. The allocation to goodwill, intangibles and net liabilities was approximately $259.0 million, $97.4 million and $7.6 million, respectively. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three or six months ended June 30, 2010 or 2009.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.   Non-controlling Interest in VMware, Inc.

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Net income attributable to EMC Corporation	$798,920	$399,301
Transfers (to) from the non-controlling interest in VMware:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	75,250	31,587
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(169,181)	(26,463)

Net transfers (to) from non-controlling interest	(93,931)	5,124

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$704,989	$404,425

5.   Fair Value of Financial Assets and Liabilities

Our investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair market values. We determine fair value using the following hierarchy:

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

Most of our debt securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities and all of our auction rate securities, which are classified as Level 3. At June 30, 2010, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2010. At June 30, 2010, all of our available-for-sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At June 30, 2010 and December 31, 2009, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our investments at June 30, 2010 and December 31, 2009 (tables in thousands):

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,594,414	$16,728	$(457)	$1,610,685	$—
U.S. corporate debt securities	1,260,305	18,179	(4,925)	1,273,559	—
Asset-backed securities	6,365	186	(1)	6,550	—
Municipal obligations	1,099,604	7,621	(373)	1,106,852	—
Auction rate securities	183,725	—	(19,094)	164,631	—
Foreign debt securities	388,078	4,546	(397)	392,227	—

Total	$4,532,491	$47,260	$(25,247)	$4,554,504	$—

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value	Other-than- Temporary Impairments
U.S. government and agency obligations	$1,086,773	$8,021	$(2,982)	$1,091,812	$—
U.S. corporate debt securities	866,353	13,128	(1,236)	878,245	—
Asset-backed securities	14,119	356	(1)	14,474	—
Municipal obligations	583,690	6,902	(118)	590,474	—
Auction rate securities	253,617	—	(19,165)	234,452	—
Foreign debt securities	274,312	1,931	(538)	275,705	—

Total	$3,078,864	$30,338	$(24,040)	$3,085,162	$—

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2010 (table in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,248,348	$—	$—	$1,248,348
Cash equivalents	4,258,591	277,873	—	4,536,464
U.S. government and agency obligations	938,467	672,218	—	1,610,685
U.S. corporate debt securities	—	1,273,559	—	1,273,559
Asset-backed securities	—	6,550	—	6,550
Municipal obligations	—	1,106,852	—	1,106,852
Auction rate securities	—	—	164,631	164,631
Foreign debt securities	—	392,227	—	392,227

Total cash and investments	$6,445,406	$3,729,279	$164,631	$10,339,316

Other items:
Foreign exchange derivative assets	$—	$37,869	$—	$37,869
Foreign exchange derivative liabilities	—	(49,685)	—	(49,685)
Commodity derivative liabilities	—	(1,467)	—	(1,467)
Interest rate swap contract	—	(29,642)	—	(29,642)

In May 2010, EMC entered into seven interest rate swap contracts with three counterparties, each with notional amounts of approximately $100 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2011 when our $1.725 billion 1.75% convertible senior notes become due. As such, the gain or loss on these hedges will be recognized in other

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive loss until the underlying exposure is realized. As of June 30, 2010, we recognized $29.6 million in unrealized losses on these swaps primarily due to the change in interest rates since the contracts’ inception.

The carrying amount reported in the consolidated balance sheets as of June 30, 2010 for our long-term convertible debt was $3,156.4 million. The fair value of the long-term convertible debt as of June 30, 2010 was $4,290.9 million based on active market prices for the debt.

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $18.3 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both June 30, 2010 and December 31, 2009 as credit spreads on AA-rated banks remained constant. During the second quarter of 2010, we sold or settled $68.0 million of auction rate securities at par value.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three and six months ended June 30, 2010 (table in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$234,464	$234,452
Transfers in from Level 1	—	—
Sales	(44,755)	(44,755)
Calls	(23,275)	(25,137)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive loss	(1,803)	71

Balance at June 30	$164,631	$164,631

Unrealized losses on investments at June 30, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$228,761	$(457)	$—	$—	$228,761	$(457)
U.S. corporate debt securities	295,065	(4,925)	—	—	295,065	(4,925)
Asset-backed securities	—	—	5	(1)	5	(1)
Municipal obligations	195,343	(373)	—	—	195,343	(373)
Auction rate securities	—	—	164,631	(19,094)	164,631	(19,094)
Foreign debt securities	54,352	(397)	—	—	54,352	(397)

Total	$773,521	$(6,152)	$164,636	$(19,095)	$938,157	$(25,247)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

For all of our securities where the amortized cost basis was greater than the fair value at June 30, 2010, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary or credit-related, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

Contractual Maturities

The contractual maturities of investments held at June 30, 2010 are as follows (table in thousands):

	June 30, 2010
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$808,144	$811,548
Due after 1 year through 5 years	2,857,658	2,893,496
Due after 5 years through 10 years	253,084	252,421
Due after 10 years	613,605	597,039

Total	$4,532,491	$4,554,504

6.  Inventories

Inventories consist of (table in thousands):

	June 30, 2010	December 31, 2009
Purchased parts	$21,354	$73,612
Work-in-process	512,442	469,901
Finished goods	279,960	342,776

	$813,756	$886,289

7.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	June 30, 2010	December 31, 2009
Furniture and fixtures	$233,008	$229,006
Equipment	3,630,481	3,447,209
Buildings and improvements	1,444,030	1,427,656
Land	121,713	122,260
Building construction in progress	117,884	91,501

	5,547,116	5,317,632
Accumulated depreciation and amortization	(3,261,074)	(3,093,286)

	$2,286,042	$2,224,346

Building construction in progress at June 30, 2010 includes $65.6 million for facilities not yet placed in service that we are holding for future use.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2010	December 31, 2009
Salaries and benefits	$759,912	$742,748
Product warranties	249,090	271,594
Restructuring (see Note 11)	70,328	105,760
Other	880,010	824,108

	$1,959,340	$1,944,210

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of the period	$269,567	$262,255	$271,594	$269,218
Current period accrual	21,782	39,307	58,742	64,742
Amounts charged to the accrual	(42,259)	(34,316)	(81,246)	(66,714)

Balance, end of the period	$249,090	$267,246	$249,090	$267,246

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

9.  Income Taxes

Our effective income tax rates were 23.7% and 21.9% for the three and six months ended June 30, 2010, respectively. Our effective income tax rates were 15.3% and 15.4% for the three and six months ended June 30, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2010 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate increased from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 due primarily to the expiration of the U.S. federal research and development tax credit for 2010. Additionally, in 2009, our tax rate was favorably impacted due to the recognition of discrete tax benefits during the second quarter of 2009, principally from the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit, which were partially offset by certain income charges relating to acquisitions.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

10.  Shareholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net income, as reported, basic	$426,216	$205,232	$798,920	$399,301
Incremental dilution from VMware	(2,055)	(273)	(3,968)	(507)

Net income, diluted	$424,161	$204,959	$794,952	$398,794

Denominator:
Basic weighted average common shares outstanding	2,052,161	2,011,508	2,051,599	2,010,147
Weighted average common stock equivalents	49,429	18,540	48,596	15,286
Assumed conversion of the Notes	31,407	—	25,867	—

Diluted weighted average shares outstanding	2,132,997	2,030,048	2,126,062	2,025,433

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

Options to acquire 60.2 million and 67.4 million shares of common stock for the three and six months ended June 30, 2010, respectively, and options to acquire 187.7 million and 201.3 million shares of our common stock for the three and six months ended June 30, 2009, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per weighted average share multiplied by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the six months ended June 30, 2010, we spent $517.4 million to repurchase 28.9 million shares of our common stock. We plan to spend up to $1.0 billion in 2010 on common stock repurchases. Of the 250.0 million shares authorized for repurchase, we have repurchased 90.3 million shares at a cost of $1.2 billion, leaving a remaining balance of 159.7 million shares.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments	$(32,800)	$(2,349)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(9,096) and $(8,679)	(16,151)	(15,361)
Unrealized gains on investments, net of taxes of $22,050 and $14,329	36,653	23,617
Unrealized gains (losses) on derivatives, net of taxes (benefits) of $(11,578) and $599	(18,207)	2,211
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(68,996) and $(68,996)	(113,001)	(113,001)

	(143,506)	(104,883)
Less: Accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(1,353)	(839)

	$(144,859)	$(105,722)

11.  Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2010, we incurred restructuring and acquisition-related charges of $9.8 million and $28.3 million, respectively. For the three and six months ended June 30, 2009, we incurred restructuring and acquisition-related charges of $33.2 million and $48.8 million, respectively. For the three and six months ended June 30, 2010, we incurred $8.7 million and $25.7 million, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $1.1 million and $2.6 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. We did not incur any acquisition-related charges in the six months ended June 30, 2009.

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

The activity for the December 2008 restructuring program for the three and six months ended June 30, 2010 and 2009 is presented below (tables in thousands):

Three Months Ended June 30, 2010

Category	Balance as of March 31, 2010	2010 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2010
Workforce reductions	$54,587	$2,305	$(20,781)	$36,111
Consolidation of excess facilities and other contractual obligations	18,981	3,678	(3,158)	19,501

Total	$73,568	$5,983	$(23,939)	$55,612

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2010

Category	Balance as of December 31, 2009	2010 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2010
Workforce reductions	$82,852	$2,297	$(49,038)	$36,111
Consolidation of excess facilities and other contractual obligations	4,885	20,645	(6,029)	19,501

Total	$87,737	$22,942	$(55,067)	$55,612

For the three and six months ended June 30, 2010, we recognized $3.7 million and $20.7 million, respectively, of lease termination costs for facilities vacated in the respective period in accordance with our plan as part of our 2008 restructuring program. We expect to utilize the workforce reduction reserves by the end of 2011 and the contractual obligation reserves by the end of 2015.

In addition to the December 2008 restructuring program, we have remaining liabilities of $14.7 million pertaining to prior years’ restructuring programs.

Three Months Ended June 30, 2009

Category	Balance as of March 31, 2009	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2009
Workforce reductions	$139,325	$16,063	$(42,015)	$113,373
Consolidation of excess facilities and other contractual obligations	4,166	6,498	(1,765)	8,899
Abandoned assets	—	6,105	(6,105)	—

Total	$143,491	$28,666	$(49,885)	$122,272

Six Months Ended June 30, 2009

Category	Balance as of December 31, 2008	2009 Charges Relating to the 2008 Plan	Utilization	Balance as of June 30, 2009
Workforce reductions	$184,440	$22,872	$(93,939)	$113,373
Consolidation of excess facilities and other contractual obligations	2,376	15,587	(9,064)	8,899
Abandoned assets	—	6,105	(6,105)	—

Total	$186,816	$44,564	$(109,108)	$122,272

12.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2010, we were in compliance with the covenants.

Litigation

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

United States ex rel. Rille and Roberts v. EMC Corporation. Effective as of May 4, 2010, EMC entered into a settlement agreement (the “Agreement”) with the United States of America, acting through the Civil Division of the Department of Justice (the “DoJ”). The Agreement relates to a previously disclosed “qui tam” action that followed an investigation conducted by the DoJ regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the General Services Administration in November 1999. Pursuant to the Agreement, EMC paid the United States $87.5 million in the second quarter of 2010. In consideration of this payment, the United States released EMC with respect to the matters investigated and the claims alleged by the DoJ in the civil action. As set forth in the Agreement, EMC expressly denies any liability or wrongdoing in connection with such matters and claims, and the settlement represented a compromise to avoid the costs, distraction and uncertainty of continued litigation. As previously disclosed, EMC recorded an $87.5 million accrual for this contingency as of December 31, 2009.

Derivative Demand Letters. We have received three derivative demand letters sent on behalf of purported EMC shareholders. The letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation constitutes evidence that certain EMC officers and directors failed to exercise due care and/or failed to oversee compliance with certain federal laws. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding the allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. In May 2010, another purported shareholder filed a complaint in the same court making virtually identical allegations. We are defending these matters vigorously.

13.  Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, restructuring and acquisition-related charges, transition costs and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

During the three months ended June 30, 2010, VMware acquired certain software product technology and related capabilities from the EMC Information Infrastructure segment’s Ionix information technology management business for cash consideration of $175 million. Additionally, contingent obligations totaling up to $25.0 million may be payable to us by the end of the second anniversary of the transfer. These obligations are subject to our revenue achievements as determined by the reseller agreement. The acquisition of the Ionix net assets and related capabilities was accounted for as a business combination between entities under common control. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and six months ended June 30, 2010 and 2009 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2010
Revenues:
Product revenues	$2,076,855	$62,329	$90,876	$2,230,060	$323,256	$—	$2,553,316
Services revenues	922,067	116,105	82,460	1,120,632	349,549	—	1,470,181

Total consolidated revenues	2,998,922	178,434	173,336	3,350,692	672,805	—	4,023,497
Cost of sales	1,386,601	61,998	53,524	1,502,123	102,515	59,660	1,664,298

Gross profit	$1,612,321	$116,436	$119,812	1,848,569	570,290	(59,660)	2,359,199

Gross profit percentage	53.8%	65.3%	69.1%	55.2%	84.8%	—	58.6%
Research and development				288,574	120,239	68,912	477,725
Selling, general and administrative				902,505	265,754	115,392	1,283,651
Restructuring and acquisition-related charges				—	—	9,839	9,839

Total costs and expenses				1,191,079	385,993	194,143	1,771,215

Operating income				657,490	184,297	(253,803)	587,984
Other income (expense), net				20,969	(4,930)	(26,550)	(10,511)

Income before tax				678,459	179,367	(280,353)	577,473
Income tax provision				173,406	36,255	(72,685)	136,976

Net income				505,053	143,112	(207,668)	440,497
Net income attributable to the non-controlling interest in VMware, Inc.				—	(27,713)	13,432	(14,281)

Net income attributable to EMC Corporation				$505,053	$115,399	$(194,236)	$426,216

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2009
Revenues:
Product revenues	$1,632,309	$60,792	$84,080	$1,777,181	$228,089	$—	$2,005,270
Services revenues	842,558	119,445	63,055	1,025,058	227,024	—	1,252,082

Total consolidated revenues	2,474,867	180,237	147,135	2,802,239	455,113	—	3,257,352
Cost of sales	1,274,341	68,461	45,417	1,388,219	71,221	54,134	1,513,574

Gross profit	$1,200,526	$111,776	$101,718	1,414,020	383,892	(54,134)	1,743,778

Gross profit percentage	48.5%	62.0%	69.1%	50.5%	84.4%	—	53.5%
Research and development				255,652	93,677	48,552	397,881
Selling, general and administrative				772,381	191,304	87,519	1,051,204
Restructuring and acquisition-related charges				—	—	33,234	33,234

Total costs and expenses				1,028,033	284,981	169,305	1,482,319

Operating income				385,987	98,911	(223,439)	261,459
Other income (expense), net				13,962	20	(26,780)	(12,798)

Income before tax				399,949	98,931	(250,219)	248,661
Income tax provision				83,587	18,388	(63,930)	38,045

Net income				316,362	80,543	(186,289)	210,616
Net income attributable to the non-controlling interest in VMware, Inc.				—	(13,058)	7,674	(5,384)

Net income attributable to EMC Corporation				$316,362	$67,485	$(178,615)	$205,232

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2010
Revenues:
Product revenues	$4,094,169	$125,991	$176,690	$4,396,850	$635,183	$—	$5,032,033
Services revenues	1,823,848	230,607	158,114	2,212,569	669,587	—	2,882,156

Total consolidated revenues	5,918,017	356,598	334,804	6,609,419	1,304,770	—	7,914,189
Cost of sales	2,788,115	125,330	105,780	3,019,225	198,019	119,227	3,336,471

Gross profit	$3,129,902	$231,268	$229,024	3,590,194	1,106,751	(119,227)	4,577,718

Gross profit percentage	52.9%	64.9%	68.4%	54.3%	84.8%	—	57.8%
Research and development				555,450	222,214	134,994	912,658
Selling, general and administrative				1,781,662	522,869	240,404	2,544,935
Restructuring and acquisition-related charges				—	—	28,341	28,341

Total costs and expenses				2,337,112	745,083	403,739	3,485,934

Operating income				1,253,082	361,668	(522,966)	1,091,784
Other income (expense), net				31,847	(10,143)	(52,672)	(30,968)

Income before tax				1,284,929	351,525	(575,638)	1,060,816
Income tax provision				314,206	70,695	(152,272)	232,629

Net income				970,723	280,830	(423,366)	828,187
Net income attributable to the non-controlling interest in VMware, Inc.				—	(53,897)	24,630	(29,267)

Net income attributable to EMC Corporation				$970,723	$226,933	$(398,736)	$798,920

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2009
Revenues:
Product revenues	$3,204,717	$119,502	$164,751	$3,488,970	$485,420	$—	$3,974,390
Services revenues	1,633,490	235,050	125,090	1,993,630	440,094	—	2,433,724

Total consolidated revenues	4,838,207	354,552	289,841	5,482,600	925,514	—	6,408,114
Cost of sales	2,508,831	140,159	89,072	2,738,062	137,485	105,534	2,981,081

Gross profit	$2,329,376	$214,393	$200,769	2,744,538	788,029	(105,534)	3,427,033

Gross profit percentage	48.1%	60.5%	69.3%	50.1%	85.1%	—	53.5%
Research and development				513,236	174,541	93,397	781,174
Selling, general and administrative				1,533,044	370,169	172,764	2,075,977
Restructuring and acquisition-related charges				—	—	48,806	48,806

Total costs and expenses				2,046,280	544,710	314,967	2,905,957

Operating income				698,258	243,319	(420,501)	521,076
Other income (expense), net				26,753	(2,929)	(53,079)	(29,255)

Income before tax				725,011	240,390	(473,580)	491,821
Income tax provision				156,546	45,600	(126,286)	75,860

Net income				568,465	194,790	(347,294)	415,961
Net income attributable to the non-controlling interest in VMware, Inc.				—	(31,351)	14,691	(16,660)

Net income attributable to EMC Corporation				$568,465	$163,439	$(332,603)	$399,301

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
United States	$2,146,873	$1,680,583	$4,265,603	$3,319,494
Europe, Middle East and Africa	1,177,095	998,670	2,325,942	1,985,310
Asia Pacific	488,484	407,318	905,180	781,637
Latin America, Mexico and Canada	211,045	170,781	417,464	321,673

Total	$4,023,497	$3,257,352	$7,914,189	$6,408,114

No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2010 or 2009.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $2,696.0 million at June 30, 2010 and $2,549.8 million at December 31, 2009. No country other than the United States accounted for 10% or more of these assets at June 30, 2010 or December 31, 2009. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $650.4 million at June 30, 2010 and $635.6 million at December 31, 2009.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Information Intelligence Group and RSA Information Security. Our objective for our EMC Information Infrastructure business is to grow faster than the markets we serve by investing in the business for sustainable advantage. We intend to enhance and expand our portfolio of systems, software, services and solutions to meet our customers’ needs by accelerating our internal research and development (“R&D”) efforts and through acquisitions. Our expectations for economic growth and IT spending in the second half of 2010 remain consistent with our views earlier in the year. We believe our addressable market will grow approximately 6% to 8% in 2010 compared to 2009. However, as we look at our business, there are a few factors which we will have to monitor closely, including the relative weakness of the Euro and the British Pound and cautious government spending projected in the U.S. and Europe for the remainder of 2010.

Concurrent with these efforts to grow revenues and accelerate our R&D initiatives, we will continue to focus on our cost structure. In the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers and further reduce indirect spending on contractors, third-party services and travel. Additionally, in 2009, we restructured the ownership of some of our subsidiaries to streamline our operations. These programs have favorably impacted our cost of sales, selling, general & administrative (“SG&A”) and R&D expenses. We expect to incur $65 of costs related to these efforts in 2010 and beyond. The savings from these programs are from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our worldwide operations. These initiatives, which began in 2009, include the consolidation and movement of various facilities and processes. As part of these transformation efforts, we expect to incur $50 of transition costs in 2010. These investments are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure.

Through a combination of our business investments and cost containment efforts, we believe we will be able to increase 2010 earnings at a faster rate than the rate at which we will grow our revenues.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve their virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening their virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere, the next generation of VMware infrastructure and VMware View 4, which is integrated with VMware vSphere, VMware has introduced more products, including the introduction of VMware vSphere

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

4.1 in the third quarter of 2010 that build on the vSphere foundation. VMware plans to continue to introduce additional products through 2010 and beyond. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings and/or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

From mid-2008 and through most of 2009, VMware observed that customers have responded to the economic downturn with reductions in budgets for IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases were purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving, they believe that they have benefited from previously pent-up demand and that it is unclear whether their recent improved sales results reflect a long-term improving trend. They are planning for the future assuming the economic recovery will be gradual and may include additional downturns or uncertainty. Therefore, VMware remains conservative in their planning and expects to continue to manage their resources prudently, while making key investments with the objective of maximizing long-term growth.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Information Storage	$2,998.9	$2,474.9	$524.0	21.2%
Information Intelligence Group	178.4	180.2	(1.8)	(0.1)%
RSA Information Security	173.3	147.1	26.2	17.8%
VMware Virtual Infrastructure	672.8	455.1	217.7	47.8%

Total revenues	$4,023.5	$3,257.4	$766.1	23.5%

	For the Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Information Storage	$5,918.0	$4,838.2	$1,079.8	22.3%
Information Intelligence Group	356.6	354.6	2.0	0.6%
RSA Information Security	334.8	289.8	45.0	15.5%
VMware Virtual Infrastructure	1,304.8	925.5	379.3	41.0%

Total revenues	$7,914.2	$6,408.1	$1,506.1	23.5%

Consolidated product revenues increased 27.3% and 26.6% to $2,553.3 and $5,032.0 for the three and six months ended June 30, 2010, respectively. The consolidated product revenues increases were primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. Within the high-end of the Information Storage segment, our Symmetrix product revenues increased 31.6% and 29.6% for the three and six months ended June 30, 2010, respectively. Within the mid-tier platform products of the Information Storage segment, product revenues increased 33.0% and 32.7% for the three and six months ended June 30, 2010, respectively. Had we owned Data Domain for the prior comparable periods, product revenues would have increased 20.7% and 20.2% for the three and six months ended June 30, 2010, respectively. The overall growth in product revenues reflects a continued higher demand for our IT infrastructure offerings to address the storage needs for continued information growth, particularly as customers start to build out their private cloud infrastructures.

The VMware Virtual Infrastructure segment’s product revenues increased 41.7% and 30.9% to $323.3 and $635.2 for the three and six months ended June 30, 2010, respectively. VMware’s product revenues continue to benefit from the improvement of the overall macroeconomic environment, as well as from the effect of its international expansion. International revenues increased relative to domestic revenues for both the three and six months ended June 30, 2010 primarily due to strong demand across its international regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The Information Intelligence Group segment’s product revenues increased 2.5% and 5.4% to $62.3 and $126.0 for the three and six months ended June 30, 2010, respectively. The RSA Information Security segment’s product revenues increased 8.1% and 7.2% to $90.9 and $176.7 for the three and six months ended June 30, 2010, respectively. Increases in both segments were attributable to increased demand for software licenses.

Consolidated services revenues increased 17.4% and 18.4% to $1,470.2 and $2,882.2 for the three and six months ended June 30, 2010, respectively. The consolidated services revenues increases were driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues.

The Information Storage segment’s services revenues increased 9.4% and 11.7% to $922.1 and $1,823.8 for the three and six months ended June 30, 2010, respectively. The increase in services revenues were primarily attributable to higher demand for systems maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services also contributed to the increases in services revenues for both the three and six months ended June 30, 2010.

The VMware Virtual Infrastructure segment’s services revenues increased 54.0% and 52.1% to $349.5 and $669.6 for the three and six months ended June 30, 2010, respectively. The increases in services revenues during the three and six months ended June 30, 2010 were primarily attributable to growth in VMware’s software maintenance revenues. In the three and six months ended June 30, 2010, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses.

The Information Intelligence Group segment’s services revenues declined 2.8% and 1.9% to $116.1 and $230.6 for the three and six months ended June 30, 2010, respectively. The decline in services revenues was primarily attributable to lower demand for professional services. The RSA Information Security segment’s services revenue increased 30.8% and 26.4% to $82.5 and $158.1 for the three and six months ended June 30, 2010, respectively. Services revenues increased due to an increase in maintenance revenues resulting from continued demand for support from our installed base as well as increased demand for professional services.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	June 30, 2010	June 30, 2009	% Change
United States	$2,146.9	$1,680.6	27.7%
Europe, Middle East and Africa	1,177.1	998.7	17.9
Asia Pacific	488.5	407.3	19.9
Latin America, Mexico and Canada	211.0	170.8	23.5

	For the Six Months Ended
	June 30, 2010	June 30, 2009	% Change
United States	$4,265.6	$3,319.5	28.5%
Europe, Middle East and Africa	2,325.9	1,985.3	17.2
Asia Pacific	905.2	781.6	15.8
Latin America, Mexico and Canada	417.5	321.7	29.8

Revenues increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 in all of our markets due to greater demand for our products and services offerings. Changes in exchange rates contributed 0.0% and 1.2% to the overall revenue increase for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The impact of the change in rates was most significant in the Euro zone for the three months ended June 30, 2010. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, as well as Canada and Brazil, for the six months ended June 30, 2010.

While exchange rates had a favorable impact to revenue for the six months ended June 30, 2010, there was weakness in the Euro relative to the dollar in the second quarter. Based upon the spot rates as of June 30, 2010, in all geographies in which we sell in local currencies, we expect that currency will negatively impact revenue growth for the full year 2010 by approximately 1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other expense and net income attributable to EMC Corporation.

	For the Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Cost of revenue:
Information Storage	$1,386.6	$1,274.3	$112.3	8.8%
Information Intelligence Group	62.0	68.5	(6.5)	(9.5)
RSA Information Security	53.5	45.4	8.1	17.8
VMware Virtual Infrastructure	102.5	71.2	31.3	44.0
Corporate reconciling items	59.7	54.1	5.6	10.4

Total cost of revenue	1,664.3	1,513.6	150.7	10.0

Gross margins:
Information Storage	1,612.3	1,200.5	411.8	34.3
Information Intelligence Group	116.4	111.8	4.6	4.1
RSA Information Security	119.8	101.7	18.1	17.8
VMware Virtual Infrastructure	570.3	383.9	186.4	48.6
Corporate reconciling items	(59.7)	(54.1)	(5.6)	(10.4)

Total gross margin	2,359.2	1,743.8	615.4	35.3

Operating expenses:
Research and development (1)	477.7	397.9	79.8	20.1
Selling, general and administrative (2)	1,283.7	1,051.2	232.5	22.1
Restructuring and acquisition-related charges	9.8	33.2	(23.4)	(70.5)

Total operating expenses	1,771.2	1,482.3	288.9	19.5

Operating income	588.0	261.5	326.5	124.9
Investment income, interest expense and other expense, net	(10.5)	(12.8)	2.3	18.0

Income before income taxes	577.5	248.7	328.8	132.2
Income tax provision	137.0	38.0	99.0	260.5

Net income	440.5	210.6	229.9	109.2
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(14.3)	(5.4)	(8.9)	(164.8)

Net income attributable to EMC Corporation	$426.2	$205.2	$221.0	107.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Cost of revenue:
Information Storage	$2,788.1	$2,508.8	$279.3	11.1%
Information Intelligence Group	125.3	140.2	(14.9)	(10.6)
RSA Information Security	105.8	89.1	16.7	18.7
VMware Virtual Infrastructure	198.0	137.5	60.5	44.0
Corporate reconciling items	119.2	105.5	13.7	13.0

Total cost of revenue	3,336.5	2,981.1	355.4	11.9

Gross margins:
Information Storage	3,129.9	2,329.4	800.5	34.4
Information Intelligence Group	231.3	214.4	16.9	7.9
RSA Information Security	229.0	200.8	28.2	14.0
VMware Virtual Infrastructure	1,106.8	788.0	318.8	40.5
Corporate reconciling items	(119.2)	(105.5)	(13.7)	(13.0)

Total gross margin	4,577.7	3,427.0	1,150.7	33.6

Operating expenses:
Research and development (3)	912.7	781.2	131.5	16.8
Selling, general and administrative (4)	2,544.9	2,076.0	468.9	22.6
Restructuring and acquisition-related charges	28.3	48.8	(20.5)	(42.0)

Total operating expenses	3,485.9	2,906.0	579.9	20.0

Operating income	1,091.8	521.1	570.7	109.5
Investment income, interest expense and other expense, net	(31.0)	(29.3)	(1.7)	(5.8)

Income before income taxes	1,060.8	491.8	569.0	115.7
Income tax provision	232.6	75.9	156.7	206.5

Net income	828.2	416.0	412.2	99.1
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(29.3)	(16.7)	(12.6)	(75.4)

Net income attributable to EMC Corporation	$798.9	$399.3	$399.6	100.1%

(1)	Amount includes corporate reconciling items of $68.9 and $48.6 for the three months ended June 30, 2010 and 2009, respectively.
(2)	Amount includes corporate reconciling items of $115.4 and $87.5 for the three months ended June 30, 2010 and 2009, respectively.
(3)	Amount includes corporate reconciling items of $135.0 and $93.4 for the six months ended June 30, 2010 and 2009, respectively.
(4)	Amount includes corporate reconciling items of $240.4 and $172.8 for the six months ended June 30, 2010 and 2009, respectively.

Gross Margins

Overall our gross margin percentages were 58.6% and 53.5% for the three months ended June 30, 2010 and 2009, respectively. The increase in the gross margin percentage in the second quarter of 2010 compared to 2009 was attributable to the Information Storage segment, which increased overall gross margins by 323 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 178 basis points, the Information Intelligence Group segment, which increased overall gross margins by 16 basis points and the RSA Information Security segment, which increased overall gross margins by 9 basis points. These increases were partially offset by the impact of corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and transition costs, which decreased the consolidated gross margin percentage by 16 basis points. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our gross margin percentages were 57.8% and 53.5% for the six months ended June 30, 2010 and 2009, respectively. The increase in the gross margin percentage for the six months ended June 30, 2010 compared to 2009 was attributable to the Information Storage segment, which increased overall gross margins by 275 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 151 basis points, the Information Intelligence Group segment, which increased overall gross margins by 20 basis points and the RSA Information Security segment, which increased overall gross margins by 4 basis points. These increases were partially offset by the increase in corporate reconciling items, which decreased the consolidated gross margin percentage by 20 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $5.6 in the corporate reconciling items for the three months ended June 30, 2010 was attributable to a $2.8 increase in stock-based compensation expense and a $3.5 increase in intangible asset amortization expense, partially offset by a $0.7 decrease in transition costs. The increase of $13.7 in the corporate reconciling items for the six months ended June 30, 2010 was attributable to a $9.7 increase in stock-based compensation expense and a $5.1 increase in intangible asset amortization expense, partially offset by a $1.1 decrease in transition costs.

The gross margin percentages for the Information Storage segment were 53.8% and 48.5% for the three months ended June 30, 2010 and 2009, respectively, and were 52.9% and 48.1% for the six months ended June 30, 2010 and 2009, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily attributable to improved product gross margins, driven by an improved product mix, higher sales volume and an improved cost structure.

The gross margin percentages for the Information Intelligence Group segment were 65.3% and 62.0% for three months ended June 30, 2010 and 2009, respectively, and were 64.9% and 60.5% for the six months ended June 30, 2010 and 2009, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily attributable to the increase in the mix of software license revenues as a percentage of total segment revenues, which typically have a higher gross margin.

The gross margin percentages for the RSA Information Security segment remained unchanged at 69.1% for the three months ended June 30, 2010 and 2009, and were 68.4% and 69.3% for the six months ended June 30, 2010 and 2009, respectively. The decrease in gross margin percentage for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to a reduction in our product gross margins.

The gross margin percentages for the VMware Virtual Infrastructure segment were 84.8% and 84.4% for the three months ended June 30, 2010 and 2009, respectively, and were 84.8% and 85.1% for the six months ended June 30, 2010 and 2009, respectively. The decrease in gross margin percentage for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a greater mix of services revenue in 2010 compared to 2009. Services revenues have a lower gross margin than license revenues.

Research and Development

As a percentage of revenues, R&D expenses were 11.9% and 12.2% for the three months ended June 30, 2010 and 2009, respectively, and were 11.5% and 12.2% for the six months ended June 30, 2010 and 2009, respectively. R&D expenses increased $79.8 and $131.5 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 primarily due to an increase in personnel-related costs, including stock-based compensation, depreciation expense, cost of facilities and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $79.4 and $133.4, depreciation expense increased by $9.3 and $12.7, cost of facilities increased by $8.0 and $8.7 and travel costs increased $2.3 and $4.8 for the three and six months ended June 30, 2010, respectively. Capitalized software development costs, which reduce R&D expense, increased by $28.3 and $33.9 for the three and six months ended June 30, 2010, respectively.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $20.3 and $41.6 for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Stock-based compensation expense increased $17.6 and $36.2, intangible asset amortization increased $3.0 and $4.4 and transition costs decreased $0.3 and increased $1.0 for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Stock-based compensation expense and intangible asset amortization increased primarily due to VMware and to the Data Domain acquisition, which was consummated in the third quarter of 2009. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.6% and 9.1% for the three months ended June 30, 2010 and 2009, respectively, and were 8.4% and 9.4% for the six months ended June 30, 2010 and 2009, respectively. R&D expenses increased $32.9 and $42.2 for the three and six months ended June 30, 2010, respectively, primarily due to increases in personnel-related costs, depreciation expense, cost of facilities and travel costs. Personnel-related costs increased by $37.3 and $58.0, depreciation expense increased by $6.0 and $11.2, the cost of facilities increased by $7.5 and $6.9 and travel costs increased $1.1 and $3.0 for the three and six months ended June 30, 2010, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $27.1 and $40.8, which reduce R&D expense, for the three and six months ended June 30, 2010, respectively.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17.9% and 20.6% for the three months ended June 30, 2010 and 2009, respectively, and were 17.0% and 18.9% for the six months ended June 30, 2010 and 2009, respectively. R&D expenses increased $26.6 and $47.7 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 largely due to increases in personnel-related costs of $24.7 and $38.2 for the three and six months ended June 30, 2010, respectively, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions. Additionally, although capitalized software development costs increased $1.2 for the three months ended June 30, 2010 when compared with the same period in 2009, these costs decreased by $6.9 for the six months ended June 30, 2010 when compared to the same period in 2009. The decrease in capitalized software development costs in the first six months of 2010 was primarily the result of lower costs capitalized on products that build on the VMware vSphere foundation.

Selling, General and Administrative

As a percentage of revenues, SG&A expenses were 31.9% and 32.3% for the three months ended June 30, 2010 and 2009, respectively, and were 32.2% and 32.4% for the six months ended June 30, 2010 and 2009, respectively. SG&A expenses increased by $232.5 and $468.9 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 primarily due to increases in personnel-related costs, including stock-based compensation, commissions, travel costs, cost of facilities, depreciation expense, business development costs and professional services related costs. Personnel-related costs increased by $120.0 and $238.9, commissions increased by $42.1 and $85.6, travel costs increased by $14.3 and $31.9, cost of facilities increased by $11.1 and $25.7, depreciation expense increased by $15.4 and $28.9, business development costs increased by $10.7 and $21.4 and professional services related costs increased by $1.3 and $13.2 for the three and six months ended June 30, 2010, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $27.9 and $67.6 for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Stock-based compensation expense increased $19.1 and $47.4, intangible asset amortization increased $6.0 and $13.4 and transition costs increased $2.8 and $6.8 for the three and six months ended June 30, 2010, respectively. Stock-based compensation expense and intangible asset amortization increased primarily due to the Data Domain acquisition, which was consummated in the third quarter of 2009. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.9% and 27.6% for the three months ended June 30, 2010 and 2009, respectively, and were 27.0% and 28.0% for the six months ended June 30, 2010 and 2009, respectively. SG&A expenses increased $130.1 and $248.6 for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009 primarily due to increases in personnel-related costs, commissions, travel costs, cost of facilities, depreciation expense, business development costs and professional services related costs. Personnel-related costs increased by $52.9 and $104.1, commissions increased by $25.9 and $48.6, travel costs increased by $10.6 and $23.7, cost of facilities increased by $7.6 and $18.0, depreciation expense increased by $5.4 and $8.4, business development costs increased by $7.7 and $18.7 and professional services related costs remained the same and increased by $6.8 for the three and six months ended June 30, 2010, respectively.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39.5% and 42.0% for the three months ended June 30, 2010 and 2009, respectively, and were 40.1% and 40.0% for the six months ended June 30, 2010 and 2009, respectively. SG&A expenses increased $74.5 and $152.7 for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. The increase in SG&A expenses in 2010 was primarily the result

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

of higher salaries and benefits costs resulting from incremental headcount from strategic hiring and acquisitions as well as commission expense on higher sales volumes. Also contributing to the change was increased spending on sales and marketing systems infrastructure and marketing programs.

Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2010, we incurred restructuring and acquisition-related charges of $9.8 and $28.3, respectively. For the three and six months ended June 30, 2009, we incurred restructuring and acquisition-related charges of $33.2 and $48.8, respectively. For the three and six months ended June 30, 2010, we incurred $8.7 and $25.7, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $1.1 and $2.6, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. We did not incur any acquisition-related charges in the six months ended June 30, 2009.

Investment Income

Investment income was $32.1 and $63.6 for the three and six months ended June 30, 2010, respectively, and $31.3 and $71.2 for the three and six months ended June 30, 2009, respectively. Investment income increased slightly for the three months ended June 30, 2010 when compared to the same period in 2009 primarily due to increased income on our sales-type leases. Investment income decreased for the six months ended June 30, 2010 when compared to the same period in 2009 primarily due to lower weighted-average returns on investments. The weighted-average return on investments, excluding realized losses and gains, was 1.2% for both the three and six months ended June 30, 2010 and 1.3% and 1.4% for the three and six months ended June 30, 2009, respectively. Net realized gains were $0.7 and $2.7 for the three and six months ended June 30, 2010, respectively, and $0.6 and $7.1 for the three and six months ended June 30, 2009, respectively.

Interest Expense

Interest expense was $44.7 and $44.2 for the three months ended June 30, 2010 and 2009, respectively, and was $87.7 and $89.7 for the six months ended June 30, 2010 and 2009, respectively. Interest expense consists primarily of interest on the Notes. Included in interest expense are non-cash interest charges of $26.3 and $26.8 for the three months ended June 30, 2010 and 2009, respectively, and $52.2 and $53.1 for the six months ended June 30, 2010 and 2009, respectively, as we are accreting our Notes to their stated values over their term.

Other Income (Expense), Net

Other income (expense), net was $2.1 and $0.0 for the three months ended June 30, 2010 and 2009, respectively, and was $(6.9) and $(10.7) for the six months ended June 30, 2010 and 2009, respectively. Lower foreign currency transaction losses for the six months ended June 30, 2010 compared to the same period in 2009 accounted for the decrease in other expense.

Provision for Income Taxes

Our effective income tax rates were 23.7% and 21.9% for the three and six months ended June 30, 2010, respectively. Our effective income tax rates were 15.3% and 15.4% for the three and six months ended June 30, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2010 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate increased from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 due primarily to the expiration of the U.S. federal research and development tax credit for 2010. Additionally, in 2009, our tax rate was favorably impacted due to the recognition of discrete tax benefits during the second quarter of 2009, principally from the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit, which were partially offset by certain income charges relating to acquisitions.

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

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $14.3 and $5.4 for the three months ended June 30, 2010 and 2009, respectively, and was $29.3 and $16.7 for the six months ended June 30, 2010 and 2009, respectively. VMware’s net income was $74.5 and $32.5 for the three months ended June 30, 2010 and 2009, respectively, and was $153.0 and $102.5 for the six months ended June 30, 2010 and 2009, respectively. The weighted average non-controlling interest in VMware was approximately 19% and 17% for the three months ended June 30, 2010 and 2009, respectively, and was approximately 19% and 16% for the six months ended June 30, 2010 and 2009, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. We have purchased approximately 3.5 million shares as of June 30, 2010 for approximately $198.1.

Financial Condition

Cash provided by operating activities was $2,074.2 and $1,438.1 for the six months ended June 30, 2010 and 2009, respectively. Cash received from customers was $8,495.5 and $6,951.4 for the six months ended June 30, 2010 and 2009, respectively. The increase in cash received from customers was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $6,291.7 and $5,348.6 for the six months ended June 30, 2010 and 2009, respectively. The increase was primarily attributable to an increase in headcount and related employee expenses, material costs correlated to higher sales volume and other operating expenses. Cash received from dividends and interest declined to $54.2 for the six months ended June 30, 2010 compared with $73.4 for the six months ended June 30, 2009, due to lower yields on our investments. For the six months ended June 30, 2010 and 2009, we paid $145.6 and $202.3, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $2,348.1 and $865.2 for the six months ended June 30, 2010 and 2009, respectively. Cash paid for acquisitions, strategic investments and other related investments increased $148.7 for the six months ended June 30, 2010 when compared to the same period in 2009. Capital additions were $301.2 and $205.5 for the six months ended June 30, 2010 and 2009, respectively. The higher level of capital additions was primarily due to an increase in spending on facility expansion and information technology infrastructure for the current period. Capitalized software development costs were $185.6 and $151.8 for the six months ended June 30, 2010 and 2009, respectively. The increase was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities, partially offset by the decrease in capitalized software costs within our VMware Virtual Infrastructure segment. Net purchases of investments were $1,506.6 for the six months ended June 30, 2010 compared to net sales and maturities of $237.0 for the six months ended June 30, 2009. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $217.3 for the six months ended June 30, 2010 and cash provided by financing activities was $1.9 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we spent $517.4 to repurchase 28.9 million shares of our common stock and $198.1 to purchase 3.5 million shares of VMware’s common stock. Additionally, VMware spent $144.5 to repurchase 2.4 million shares of its common stock. We made no share repurchases in the six months ended June 30, 2009. We generated $533.2 and $165.6 during the six months ended June 30, 2010 and 2009, respectively, from the exercise of stock options.

We have available for use a credit line of $50.0 in the United States. As of June 30, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2010, we were in compliance with the covenants. As of June 30, 2010, the aggregate amount of liabilities of our subsidiaries was approximately $4,269.7.

At June 30, 2010, our total cash, cash equivalents, and short-term and long-term investments were $10,339.3. This balance includes approximately $2,779.8 held by VMware and $2,972.6 held by EMC in overseas entities.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, infrequently occurring gains and losses and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

EMC’s management uses the non-GAAP financial measures to gain an understanding of EMC’s comparative operating performance (when comparing such results with previous periods or forecasts) and future prospects and excludes these items from its internal financial statements for purposes of its internal budgets and each reporting segment’s financial goals. These non-GAAP financial measures are used by EMC’s management in their financial and operating decision-making because management believes they reflect EMC’s ongoing business in a manner that allows meaningful period-to-period comparisons. EMC’s management believes that these non-GAAP financial measures provide useful information to investors and others (a) in understanding and evaluating EMC’s current operating performance and future prospects in the same manner as management does, if they so choose, and (b) in comparing in a consistent manner EMC’s current financial results with EMC’s past financial results.

Our non-GAAP operating results for the three months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Gross margin	$2,418.3	$1,796.6
Gross margin percentage	60.1%	55.2%
Operating income	831.2	476.0
Operating income percentage	20.7%	14.6%
Income tax provision	197.0	91.2
Net income attributable to EMC	596.3	358.9
Diluted earnings per share attributable to EMC	$0.28	$0.18

The improvements in the gross margin and gross margin percentage were attributable to higher sales volume, a change in mix to overall higher margin products and services and improved cost control. The improvements in the operating income and operating income percentage were attributable to an improved gross margin percentage and growing revenues faster than both our R&D and SG&A expenses. R&D expenses, as a percentage of revenues, were 10.2% and 10.8% for the three months ended June 30, 2010 and 2009, respectively. SG&A expenses, as a percentage of revenues, were 29.3% and 29.8% for the three months ended June 30, 2010 and 2009, respectively.

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC. For the twelve months ended June 30, 2010, our free cash flow was $3,124.9, an increase of 21.9% compared to the free cash flow generated for the twelve months ended June 30, 2009. The free cash flow for the twelve months ended June 30, 2010 exceeded our non-GAAP net income attributable to EMC by $803.3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended June 30, 2010
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible amortization	Non-GAAP
Gross margin	$2,359.2	$—	$25.1	$34.0	$2,418.3
Operating income	588.0	9.8	161.4	72.0	831.2
Income tax provision (benefit)	137.0	(1.7)	38.9	22.9	197.0
Net income attributable to EMC	426.2	10.4	111.8	47.8	596.3
Diluted earnings per share attributable to EMC	$0.20	$0.01	$0.05	$0.02	$0.28

	For the Three Months Ended June 30, 2009
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible amortization	Non-GAAP
Gross margin	$1,743.8	$—	$22.3	$30.5	$1,796.6
Operating income	261.5	33.2	121.9	59.4	476.0
Income tax provision	38.0	5.9	26.9	20.4	91.2
Net income attributable to EMC	205.2	27.3	87.7	38.6	358.9
Diluted earnings per share attributable to EMC	$0.10	$0.01	$0.04	$0.02	$0.18

Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Twelve Months Ended
	June 30, 2010	June 30, 2009
Cash Flow from Operations	$3,970.5	$3,466.3
Capital Expenditures	(507.3)	(575.0)
Capitalized Software Development Costs	(338.4)	(327.9)

Free Cash Flow	$3,124.9	$2,563.4

Free cash flow represents a non-GAAP measure. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $2,074.2 and $1,438.1 for the six months ended June 30, 2010 and 2009, respectively, cash used in investing activities of $2,348.1 and $865.2 for the six months ended June 30, 2010 and 2009, respectively, and net cash used in financing activities of $217.3 and net cash provided by financing activities of $1.9 for the six months ended June 30, 2010 and 2009, respectively.

All of the foregoing non-GAAP financial measures have limitations. Specifically, the non-GAAP financial measures that exclude the items noted above do not include all items of income and expense that affect EMC’s operations. Further, these non-GAAP financial measures are not prepared in accordance with GAAP, may not be comparable to non-GAAP financial measures used by other companies and do not reflect any benefit that such items may confer on EMC. Management compensates for these limitations by also considering EMC’s financial results as determined in accordance with GAAP.

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

United States ex rel. Rille and Roberts v. EMC Corporation. Effective as of May 4, 2010, EMC entered into a settlement agreement (the “Agreement”) with the United States of America, acting through the Civil Division of the Department of Justice (the “DoJ”). The Agreement relates to a previously disclosed “qui tam” action that followed an investigation conducted by the DoJ regarding (i) EMC’s fee arrangements with systems integrators and other partners in federal government transactions, and (ii) EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government, primarily a schedule agreement we entered into with the General Services Administration in November 1999. Pursuant to the Agreement, EMC paid the United States $87.5 million in the second quarter of 2010. In consideration of this payment, the United States released EMC with respect to the matters investigated and the claims alleged by the DoJ in the civil action. As set forth in the Agreement, EMC expressly denies any liability or wrongdoing in connection with such matters and claims, and the settlement represented a compromise to avoid the costs, distraction and uncertainty of continued litigation. As previously disclosed, EMC recorded an $87.5 million accrual for this contingency as of December 31, 2009.

Derivative Demand Letters. We have received three derivative demand letters sent on behalf of purported EMC shareholders. The letters contain allegations to the effect that the existence of the matter captioned United States ex rel. Rille and Roberts v. EMC Corporation constitutes evidence that certain EMC officers and directors failed to exercise due care and/or failed to oversee compliance with certain federal laws. The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding the allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. In May 2010, another purported shareholder filed a complaint in the same court making virtually identical allegations. We are defending these matters vigorously.

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

•

managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems (and such systems’ ability to protect confidential information residing on the systems) and internal controls;

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

We held $4.6 billion in short and long-term investments as of June 30, 2010. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

We operate a Venezuelan sales subsidiary in which the Bolivar is the functional currency. Due to limitations in accessing the dollar at the official exchange rate, we have utilized the “System for Transactions in Foreign Currency Securities” or SITME rate, which is the available market rate in the country to translate the foreign currency denominated balance sheet. Our operations in Venezuela include U.S. dollar-denominated assets and liabilities which we remeasure to Bolivars. The remeasurement may result in transaction gains or losses. We have used either the official exchange rate or the parallel exchange rate to remeasure these balances based upon the expected rate at which we believe the items will be settled. As a result of continued hyper-inflation in Venezuela, effective in 2010, we have modified the functional currency to be the U.S. dollar. As a result of this change, Bolivar-denominated transactions will be subject to exchange gains and losses that may impact our earnings. While we do not believe this change will have a material impact on our financial position, results of operations or cash flows, these items could be adversely affected if there is a significant change in exchange rates.

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

In April 2010, the IRS released a draft of Schedule UTP, Uncertain Tax Positions Statement. The schedule is an annual disclosure of certain UTPs, inclusive of concise descriptions and rationales for each, and the maximum exposure thereon. If implemented, such proposal could increase the amount of taxes paid.

In February 2010, President Obama, as part of the Administration’s FY 2011 budget, proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S.

corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase the Company’s effective tax rate and adversely affect our profitability. We will continue to monitor the status of these proposals.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2010

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	1,301,857		$19.37	1,300,000	177,010,131
May 1, 2010 – May 31, 2010	17,415,347		$18.30	17,268,406	159,741,725
June 1, 2010 – June 30, 2010	581,884		$18.07	—	159,741,725

Total	19,299,088	(2)	$18.36	18,568,406	159,741,725

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 730,682 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 47 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 9, 2010	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS*	XBRL Instance Document. (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 5, 2009 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).