Form 10-Q
period 2010-09-30
EMC CORP
filed 2010-11-03
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2010 was 2,060,395,752.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,940,592	$6,302,499
Short-term investments	1,712,410	392,839
Accounts and notes receivable, less allowance for doubtful accounts of $56,763 and $47,414	2,120,679	2,108,575
Inventories	838,622	886,289
Deferred income taxes	596,568	564,174
Other current assets	387,362	283,926

Total current assets	10,596,233	10,538,302
Long-term investments	3,860,062	2,692,323
Property, plant and equipment, net	2,430,679	2,224,346
Intangible assets, net	1,213,680	1,185,632
Goodwill	9,787,321	9,210,376
Other assets, net	1,038,933	961,024

Total assets	$28,926,908	$26,812,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$827,181	$899,298
Accrued expenses	2,033,790	1,944,210
Income taxes payable	46,055	41,691
Deferred revenue	2,641,559	2,262,968

Total current liabilities	5,548,585	5,148,167
Income taxes payable	253,075	235,976
Deferred revenue	1,628,473	1,373,798
Deferred income taxes	605,400	708,378
Long-term convertible debt	3,185,417	3,100,290
Other liabilities	186,122	184,920

Total liabilities	11,407,072	10,751,529

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,060,396 and 2,052,441 shares	20,604	20,524
Additional paid-in capital	3,886,415	3,875,791
Retained earnings	13,030,725	11,759,289
Accumulated other comprehensive loss, net	(120,268)	(105,722)

Total EMC Corporation’s shareholders’ equity	16,817,476	15,549,882
Non-controlling interest in VMware, Inc.	702,360	510,592

Total shareholders’ equity	17,519,836	16,060,474

Total liabilities and shareholders’ equity	$28,926,908	$26,812,003

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Product sales	$2,675,925	$2,200,581	$7,707,958	$6,174,971
Services	1,536,346	1,317,049	4,418,502	3,750,773

	4,212,271	3,517,630	12,126,460	9,925,744

Costs and expenses:
Cost of product sales	1,194,297	1,107,400	3,513,961	3,177,935
Cost of services	531,000	470,013	1,547,807	1,380,559
Research and development	483,264	422,092	1,395,922	1,203,266
Selling, general and administrative	1,343,325	1,177,775	3,888,260	3,253,752
Restructuring and acquisition-related charges	12,561	34,781	40,902	83,587

Operating income	647,824	305,569	1,739,608	826,645
Non-operating income (expense):
Investment income	40,563	38,106	104,198	109,293
Interest expense	(44,827)	(46,227)	(132,539)	(135,928)
Other income (expense), net	(5,823)	28,022	(12,714)	17,281

Total non-operating income (expense)	(10,087)	19,901	(41,055)	(9,354)

Income before provision for income taxes	637,737	325,470	1,698,553	817,291
Income tax provision	148,663	20,602	381,292	96,462

Net income	489,074	304,868	1,317,261	720,829
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(16,558)	(6,688)	(45,825)	(23,348)

Net income attributable to EMC Corporation	$472,516	$298,180	$1,271,436	$697,481

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.23	$0.15	$0.62	$0.35

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.22	$0.14	$0.59	$0.34

Weighted average shares, basic	2,055,876	2,027,347	2,053,026	2,015,920

Weighted average shares, diluted	2,146,753	2,065,951	2,132,948	2,038,984

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Cash received from customers	$12,733,156	$10,600,727
Cash paid to suppliers and employees	(9,567,360)	(8,098,216)
Dividends and interest received	92,834	95,024
Interest paid	(41,621)	(39,550)
Income taxes paid	(180,403)	(232,257)

Net cash provided by operating activities	3,036,606	2,325,728

Cash flows from investing activities:
Additions to property, plant and equipment	(541,866)	(277,589)
Capitalized software development costs	(272,492)	(222,432)
Purchases of short and long-term available-for-sale securities	(5,091,454)	(4,224,872)
Sales and maturities of short and long-term available-for-sale securities	2,624,509	4,880,173
Business acquisitions, net of cash acquired	(851,380)	(2,664,141)
Increase in strategic and other related investments	(5,642)	(152,667)

Net cash used in investing activities	(4,138,325)	(2,661,528)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	552,846	226,276
Issuance of VMware’s common stock from the exercise of stock options	355,846	166,523
EMC repurchase of EMC’s common stock	(800,267)	—
EMC purchase of VMware’s common stock	(289,587)	—
VMware repurchase of VMware’s common stock	(285,940)	—
Repayments of proceeds from securities lending	—	(412,321)
Excess tax benefits from stock-based compensation	210,711	25,355
Payment of long-term and short-term obligations	(3,755)	(19,836)
Proceeds from long-term and short-term obligations	1,116	1,615

Net cash used in financing activities	(259,030)	(12,388)

Effect of exchange rate changes on cash and cash equivalents	(1,158)	22,862

Net decrease in cash and cash equivalents	(1,361,907)	(325,326)
Cash and cash equivalents at beginning of period	6,302,499	5,843,685

Cash and cash equivalents at end of period	$4,940,592	$5,518,359

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,317,261	$720,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862,964	791,043
Non-cash interest expense on convertible debt	78,731	80,562
Non-cash restructuring expense	3,114	22,138
Stock-based compensation expense	484,141	420,947
Increase in provision for doubtful accounts	18,599	15,160
Deferred income taxes, net	(41,355)	8,101
Excess tax benefits from stock-based compensation	(210,711)	(25,355)
Gain on Data Domain and SpringSource common stock	—	(25,822)
Other	(9,192)	(13,567)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(14,380)	455,116
Inventories	(55,862)	(61,265)
Other assets	(127,401)	(35,483)
Accounts payable	(71,839)	66,868
Accrued expenses	(38,343)	(175,982)
Income taxes payable	242,244	(143,896)
Deferred revenue	602,477	204,707
Other liabilities	(3,842)	21,627

Net cash provided by operating activities	$3,036,606	$2,325,728

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 30, 2010:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474
Stock issued through stock option and stock purchase plans	46,884	469	552,377	—	—	—	552,846
Tax benefit from stock options exercised	—	—	223,807	—	—	—	223,807
Restricted stock grants, cancellations and withholdings, net	4,861	49	(60,126)	—	—	—	(60,077)
Repurchase of common stock	(43,790)	(438)	(799,829)	—	—	—	(800,267)
EMC purchase of VMware stock	—	—	(255,638)	—	—	(33,949)	(289,587)
Stock options issued in business acquisitions	—	—	1,841	—	—	—	1,841
Stock-based compensation	—	—	499,731	—	—	—	499,731
Impact from equity transactions of VMware, Inc.	—	—	(151,539)	—	—	177,977	26,438
Change in market value of investments	—	—	—	—	37,065	1,915	38,980
Change in market value of derivatives	—	—	—	—	(51,452)	—	(51,452)
Translation adjustment	—	—	—	—	(159)	—	(159)
Net income	—	—	—	1,271,436	—	45,825	1,317,261

Balance, September 30, 2010	2,060,396	$20,604	$3,886,415	$13,030,725	$(120,268)	$702,360	$17,519,836

For the nine months ended September 30, 2009:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Non-controlling Interest in VMware	Total Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	26,713	267	226,009	—	—	—	226,276
Tax benefit from stock options exercised	—	—	9,626	—	—	—	9,626
Restricted stock grants, cancellations and withholdings, net	171	2	(49,203)	—	—	—	(49,201)
Stock options issued in business acquisitions	—	—	83,780	—	—	—	83,780
Stock-based compensation	—	—	426,654	—	—	—	426,654
Impact from equity transactions of VMware, Inc.	—	—	23,273	—	—	107,498	130,771
Change in market value of investments	—	—	—	—	30,022	515	30,537
Change in market value of derivatives	—	—	—	—	572	—	572
Translation adjustment	—	—	—	—	30,474	—	30,474
Net income	—	—	—	697,481	—	23,348	720,829

Balance, September 30, 2009	2,039,822	$20,398	$3,537,193	$11,368,693	$(118,884)	$458,868	$15,266,268

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$489,074	$304,868	$1,317,261	$720,829
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	30,292	19,726	(159)	30,474
Changes in market value of investments, including unrealized gains and losses and reclassification adjustment to net income, net of taxes of $15,481, $154, $22,785 and $19,855	26,734	2,497	38,980	30,537
Changes in market value of derivatives, net of taxes (benefits) of $(17,382), $385, $(29,559) and $(57)	(31,034)	895	(51,452)	572

Other comprehensive income (loss)	25,992	23,118	(12,631)	61,583

Comprehensive income	515,066	327,986	1,304,630	782,412
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(16,558)	(6,688)	(45,825)	(23,348)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(1,401)	(191)	(1,915)	(515)

Comprehensive income attributable to EMC Corporation	$497,107	$321,107	$1,256,890	$758,549

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2010 and 2009.

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

The new accounting guidance did not have a material impact on our financial position or results of operations for the three or nine months ended September 30, 2010 and did not change the units of accounting for our revenue transactions. Specifically, for our product sales that contain software components and non-software components that function together to deliver the product’s essential functionality, the difference of applying the relative selling price method to such transactions under the new guidance, as compared to the residual method under the previous guidance, was insignificant. Our undelivered elements are typically software-related services which we account for utilizing VSOE to determine fair value. Our assessment considered that the amounts recorded as revenue for delivered elements are limited to the amounts not contingent on the future delivery of products or services.

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

Reclassifications

Certain prior year amounts in the statement of shareholders’ equity have been reclassified to conform with the current year’s presentation.

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

When more than one element, such as hardware, software and services are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support and other services and (2) software components, such as optional software application programs and related items, such as post-contract customer support and other services. We then allocate revenue within the non-software category to each element based upon their relative selling price using ESP, if VSOE or TPE does not exist. We allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If we cannot objectively determine the fair value of any undelivered element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

3.  Acquisitions

During the nine months ended September 30, 2010, we acquired all of the outstanding capital stock of Archer Technologies, L.L.C., a provider of governance, risk and compliance software. This acquisition complements and expands our RSA Information Security segment. We also acquired all of the outstanding capital stock of Greenplum, Inc., a provider of disruptive data warehousing technology. This acquisition complements and expands our Information Storage segment. Additionally, for the nine months ended September 30, 2010, VMware acquired six businesses. The aggregate consideration for these eight acquisitions was $853.2 million which consisted of $851.4 million of cash consideration, net of cash acquired and $1.8 million for the fair value of our stock options granted in exchange for existing Greenplum stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed. The allocation to goodwill, intangibles and net assets was approximately $610.9

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, $238.6 million and $3.7 million, respectively. Other intangible assets are valued based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three or nine months ended September 30, 2010 or 2009.

Intangible Assets

Intangible assets, excluding goodwill, as of September 30, 2010 and December 31, 2009 consist of (tables in thousands):

	Nine Months Ended September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,270,395	$(835,786)	$434,609
Patents	62,170	(62,133)	37
Software licenses	83,483	(69,035)	14,448
Trademarks and tradenames	163,881	(70,410)	93,471
Customer relationships and customer lists	970,328	(417,222)	553,106
In-process research and development	111,425	—	111,425
Other	25,632	(19,048)	6,584

Total intangible assets, excluding goodwill	$2,687,314	$(1,473,634)	$1,213,680

	Year Ended December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,121,385	$(743,938)	$377,447
Patents	62,170	(62,130)	40
Software licenses	78,873	(59,040)	19,833
Trademarks and tradenames	153,331	(57,339)	95,992
Customer relationships and customer lists	899,128	(329,518)	569,610
In-process research and development	116,930	—	116,930
Other	22,303	(16,523)	5,780

Total intangible assets, excluding goodwill	$2,454,120	$(1,268,488)	$1,185,632

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the nine months ended September 30, 2010 and the year ended December 31, 2009 consist of the following (tables in thousands):

	Nine Months Ended September 30, 2010
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, January 1, 2010	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376
Goodwill acquired	288,838	—	139,133	182,882	610,853
Tax deduction from exercise of stock options	(322)	—	(463)	—	(785)
Other adjustments	(275,405)	—	—	275,405	—
Finalization of purchase price allocations	(25,562)	(6,132)	(2,474)	1,045	(33,123)

Balance, September 30, 2010	$5,032,635	$1,470,388	$1,665,604	$1,618,694	$9,787,321

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other adjustments to goodwill include the transfer of the goodwill related to the Ionix information technology management business from the Information Storage segment to the VMware Virtual Infrastructure segment. The goodwill transfer related to the common control acquisition of certain software product technology and related capabilities of our Ionix business by VMware. See Note 13 for additional details.

	Year Ended December 31, 2009
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, January 1, 2009	$3,253,966	$1,442,281	$1,535,872	$814,680	$7,046,799
Goodwill acquired	1,804,873	38,245	—	346,083	2,189,201
Tax deduction from exercise of stock options	(101)	(2,022)	(834)	—	(2,957)
Finalization of purchase price allocations	(13,652)	(1,984)	(5,630)	(1,401)	(22,667)

Balance, December 31, 2009	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376

4.  Non-controlling Interest in VMware, Inc.

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Net income attributable to EMC Corporation	$1,271,436	$697,481
Transfers (to) from the non-controlling interest in VMware:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	123,970	63,181
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(275,509)	(39,908)

Net transfers (to) from non-controlling interest	(151,539)	23,273

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,119,897	$720,754

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

Most of our debt securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities and all of our auction rate securities, which are classified as Level 3. At September 30, 2010, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2010. At September 30, 2010, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At September 30, 2010 and December 31, 2009, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at September 30, 2010 and December 31, 2009 (tables in thousands):

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,655,282	$17,160	$(486)	$1,671,956
U.S. corporate debt securities	1,138,282	20,027	(173)	1,158,136
High yield corporate debt securities	397,987	15,891	(2,085)	411,793
Asset-backed securities	12,435	180	(1)	12,614
Municipal obligations	1,503,509	7,863	(1,009)	1,510,363
Auction rate securities	162,800	0	(13,775)	149,025
Foreign debt securities	648,285	10,377	(77)	658,585

Total	$5,518,580	$71,498	$(17,606)	$5,572,472

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,086,773	$8,021	$(2,982)	$1,091,812
U.S. corporate debt securities	631,810	8,716	(512)	640,014
High yield corporate debt securities	234,543	4,412	(724)	238,231
Asset-backed securities	14,119	356	(1)	14,474
Municipal obligations	583,690	6,902	(118)	590,474
Auction rate securities	253,617	0	(19,165)	234,452
Foreign debt securities	274,312	1,931	(538)	275,705

Total	$3,078,864	$30,338	$(24,040)	$3,085,162

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2010 (table in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,276,669	$—	$—	$1,276,669
Cash equivalents	3,494,828	169,095	—	3,663,923
U.S. government and agency obligations	927,408	744,548	—	1,671,956
U.S. corporate debt securities	—	1,158,136	—	1,158,136
High yield corporate debt securities	—	411,793	—	411,793
Asset-backed securities	—	12,614	—	12,614
Municipal obligations	—	1,510,363	—	1,510,363
Auction rate securities	—	—	149,025	149,025
Foreign debt securities	—	658,585	—	658,585

Total cash and investments	$5,698,905	$4,665,134	$149,025	$10,513,064

Other items:
Foreign exchange derivative assets	$—	$35,958	$—	$35,958
Foreign exchange derivative liabilities	—	(52,122)	—	(52,122)
Commodity derivative liabilities	—	(1,753)	—	(1,753)
Interest rate swap contracts	—	(71,820)	—	(71,820)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the second quarter of 2010, EMC entered into seven interest rate swap contracts with three counterparties, each with notional amounts of approximately $100 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2011 when our $1.725 billion 1.75% convertible senior notes become due. As such, the gain or loss on these hedges will be recognized in other comprehensive loss until the underlying exposure is realized. As of September 30, 2010, we recognized $71.8 million in unrealized losses on these swaps primarily due to the change in interest rates since the contracts’ inception.

The carrying amount reported in the consolidated balance sheets as of September 30, 2010 for our long-term debt was $3,185.4 million. The fair value of the long-term convertible debt as of September 30, 2010 was $4,651.0 million based on active market prices for the debt.

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $13.0 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both September 30, 2010 and December 31, 2009 as credit spreads on AA-rated banks remained constant.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three and nine months ended September 30, 2010 (table in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$164,631	$234,452
Transfers in from Level 1	0	0
Sales	(12,000)	(56,755)
Calls	(8,925)	(34,062)
Decrease in previously recognized unrealized losses included in other comprehensive loss	5,319	5,390

Balance at September 30	$149,025	$149,025

Unrealized losses on investments at September 30, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$144,909	$(378)	$5,422	$(108)	$150,331	$(486)
U.S. corporate debt securities	136,961	(173)	—	—	136,961	(173)
High yield corporate debt securities	47,414	(2,085)	—	—	47,414	(2,085)
Asset-backed securities	1,599	—	5	(1)	1,604	(1)
Municipal obligations	486,578	(1,009)	—	—	486,578	(1,009)
Auction rate securities	—	—	149,025	(13,775)	149,025	(13,775)
Foreign debt securities	30,512	(77)	—	—	30,512	(77)

Total	$847,973	$(3,722)	$154,452	$(13,884)	$1,002,425	$(17,606)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

For all of our securities where the amortized cost basis was greater than the fair value at September 30, 2010, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

Contractual Maturities

The contractual maturities of investments held at September 30, 2010 are as follows (table in thousands):

	September 30, 2010
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,271,447	$1,275,125
Due after 1 year through 5 years	3,155,816	3,205,622
Due after 5 years through 10 years	389,286	400,584
Due after 10 years	702,031	691,141

Total	$5,518,580	$5,572,472

Short-term investments in the balance sheet include $437.3 million of variable rate demand notes, which have contractual maturities averaging 22.6 years and are not classified within investments due within one year above.

6.  Inventories

Inventories consist of (table in thousands):

	September 30, 2010	December 31, 2009
Purchased parts	$15,559	$73,612
Work-in-process	536,517	469,901
Finished goods	286,546	342,776

	$838,622	$886,289

7.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	September 30, 2010	December 31, 2009
Furniture and fixtures	$235,324	$229,006
Equipment	3,869,969	3,447,209
Buildings and improvements	1,471,814	1,427,656
Land	115,798	122,260
Building construction in progress	120,198	91,501

	5,813,103	5,317,632
Accumulated depreciation and amortization	(3,382,424)	(3,093,286)

	$2,430,679	$2,224,346

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Building construction in progress at September 30, 2010 includes $64.8 million for facilities not yet placed in service that we are holding for future use.

8.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2010	December 31, 2009
Salaries and benefits	$781,545	$742,748
Product warranties	239,519	271,594
Restructuring (see Note 11)	57,996	105,760
Other	954,730	824,108

	$2,033,790	$1,944,210

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of the period	$249,090	$267,246	$271,594	$269,218
Current period accrual	28,155	45,397	86,897	110,139
Amounts charged to the accrual	(37,726)	(35,790)	(118,972)	(102,504)

Balance, end of the period	$239,519	$276,853	$239,519	$276,853

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

9.  Income Taxes

Our effective income tax rates were 23.3% and 22.4% for the three and nine months ended September 30, 2010, respectively. Our effective income tax rates were 6.3% and 11.8% for the three and nine months ended September 30, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2010 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate increased from the three months ended September 30, 2009 to the three months ended September 30, 2010 due to the change in mix of income between our foreign and domestic jurisdictions, the expiration of the U.S. federal research and development tax credit for 2010 and discrete tax items which favorably impacted the rate in 2009 but unfavorably impacted the rate in 2010. Such discrete tax items principally related to the finalization of our federal income tax liabilities for prior periods.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our effective income tax rate increased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 due to the change in mix of income between our foreign and domestic jurisdictions, the expiration of the U.S. federal research and development tax credit for 2010 and discrete tax items which favorably impacted the rate in 2009 but unfavorably impacted the rate in 2010. Such discrete tax items principally related to the finalization of our federal income tax liabilities for prior periods. Additionally, in 2009 our tax rate was favorably impacted due to the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit, which were partially offset by certain income charges relating to acquisitions.

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

10.  Shareholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income, as reported, basic	$472,516	$298,180	$1,271,436	$697,481
Incremental dilution from VMware	(2,365)	(510)	(6,302)	(1,392)

Net income, diluted	$470,151	$297,670	$1,265,134	$696,089

Denominator:
Basic weighted average common shares outstanding	2,055,876	2,027,347	2,053,026	2,015,920
Weighted average common stock equivalents	48,764	38,604	48,639	23,064
Assumed conversion of the Notes and associated warrants	42,113	—	31,283	—

Diluted weighted average shares outstanding	2,146,753	2,065,951	2,132,948	2,038,984

In November 2006, we issued our Notes for total gross proceeds of $3.45 billion. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding (i) September 1, 2011, with respect to the $1.725 billion 1.75% convertible senior notes due 2011, and (ii) September 1, 2013, with respect to the $1.725 billion 1.75% convertible senior notes due 2013, in each case only under certain defined circumstances. Upon conversion, we will pay cash up to the principal amount of the debt converted. Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the average stock price exceeds the conversion price of the Notes. Conversion of the Notes may occur upon the occurrence of specified events at a conversion price of approximately $16.08 per share of our common stock. The conversion price is subject to adjustment in some events.

Concurrent with the issuance of the Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We also include the impact of the sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.

Options to acquire 43.1 million and 59.3 million shares of our common stock for the three and nine months ended September 30, 2010, respectively, and options to acquire 114.5 million and 172.4 million shares of our common stock for the three

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per weighted average share multiplied by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the nine months ended September 30, 2010, we spent $800.3 million to repurchase 43.8 million shares of our common stock. We plan to spend up to $1.0 billion in 2010 on common stock repurchases. Of the 250.0 million shares authorized for repurchase, we have repurchased 105.1 million shares at a cost of $1.5 billion.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$(2,508)	$(2,349)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(6,349) and $(8,679)	(11,257)	(15,361)
Unrealized gains on investments, net of taxes of $34,784 and $14,329	58,493	23,617
Unrealized gains (losses) on derivatives, net of taxes (benefits) of $(28,960) and $599	(49,241)	2,211
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(68,996) and $(68,996)	(113,001)	(113,001)

	(117,514)	(104,883)
Less: Accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(2,754)	(839)

	$(120,268)	$(105,722)

11.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2010, we incurred restructuring and acquisition-related charges of $12.6 million and $40.9 million, respectively. For the three and nine months ended September 30, 2009, we incurred restructuring and acquisition-related charges of $34.8 million and $83.6 million, respectively. For the three and nine months ended September 30, 2010, we incurred $9.7 million and $35.4 million, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $2.9 million and $5.5 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2009, we incurred $20.3 million and $66.6 million, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $14.5 million and $17.0 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.

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

The activity for the December 2008 restructuring program for the three and nine months ended September 30, 2010 and 2009 is presented below (tables in thousands):

Three Months Ended September 30, 2010

Category	Balance as of June 30, 2010	2010 Charges Relating to the 2008 Plan	Utilization	Balance as of September 30, 2010
Workforce reductions	$36,111	$5,061	$(14,726)	$26,446
Consolidation of excess facilities and other contractual obligations	19,501	3,700	(5,668)	17,533

Total	$55,612	$8,761	$(20,394)	$43,979

Nine Months Ended September 30, 2010

Category	Balance as of December 31, 2009	2010 Charges Relating to the 2008 Plan	Utilization	Balance as of September 30, 2010
Workforce reductions	$82,852	$7,358	$(63,764)	$26,446
Consolidation of excess facilities and other contractual obligations	4,885	24,345	(11,697)	17,533

Total	$87,737	$31,703	$(75,461)	$43,979

For the three and nine months ended September 30, 2010, we recognized $3.7 million and $24.3 million, respectively, of lease termination costs for facilities vacated in the respective period in accordance with our plan as part of our 2008 restructuring program. We expect to utilize the workforce reduction reserves by the end of 2011 and the contractual obligation reserves by the end of 2015.

In addition to the December 2008 restructuring program, we have remaining liabilities of $14.0 million pertaining to prior years’ restructuring programs.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2010, we were in compliance with the covenants.

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

We have received three derivative demand letters sent on behalf of purported EMC shareholders. The letters refer to a now-settled civil action in which EMC was named as a defendant and in which the United States (acting through the Civil Division of the Department of Justice (DoJ)) intervened. The civil action involved allegations concerning EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government and EMC’s fee arrangements with partners and systems integrators in federal government transactions. EMC reached a settlement of all claims asserted in this action effective as of May 4, 2010, without any admission of liability or wrongdoing. The derivative demand letters contend that the existence of the civil action serves as evidence that certain EMC officers and directors failed to exercise due care and/or failed to oversee compliance with certain federal laws.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended June 30, 2010, VMware acquired certain software product technology and related capabilities from the EMC Information Infrastructure segment’s Ionix information technology management business for cash consideration of $175.0 million. Additionally, contingent obligations totaling up to $25.0 million may be payable to us by the end of the second anniversary of the transfer. These obligations are subject to our revenue achievements as described in the asset purchase agreement. The acquisition of the Ionix net assets and related capabilities was accounted for as a business combination between entities under common control. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

Our segment information for the three and nine months ended September 30, 2010 and 2009 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2010
Revenues:
Product revenues	$2,172,875	$59,078	$102,442	$2,334,395	$341,530	$—	$2,675,925
Services revenues	966,414	116,713	83,290	1,166,417	369,929	—	1,536,346

Total consolidated revenues	3,139,289	175,791	185,732	3,500,812	711,459	—	4,212,271
Cost of sales	1,434,431	66,495	54,968	1,555,894	108,654	60,749	1,725,297

Gross profit	$1,704,858	$109,296	$130,764	1,944,918	602,805	(60,749)	2,486,974

Gross profit percentage	54.3%	62.2%	70.4%	55.6%	84.7%	—	59.0%
Research and development				279,404	129,924	73,936	483,264
Selling, general and administrative				936,316	288,682	118,327	1,343,325
Restructuring and acquisition-related charges				—	—	12,561	12,561

Total costs and expenses				1,215,720	418,606	204,824	1,839,150

Operating income				729,198	184,199	(265,573)	647,824
Other income (expense), net				14,865	2,013	(26,965)	(10,087)

Income before tax				744,063	186,212	(292,538)	637,737
Income tax provision				201,643	25,192	(78,172)	148,663

Net income				542,420	161,020	(214,366)	489,074
Net income attributable to the non-controlling interest in VMware, Inc.				—	(31,475)	14,917	(16,558)

Net income attributable to EMC Corporation				$542,420	$129,545	$(199,449)	$472,516

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2009
Revenues:
Product revenues	$1,818,230	$58,209	$84,080	$1,960,519	$240,062	$—	$2,200,581
Services revenues	880,807	118,979	68,420	1,068,206	248,843	—	1,317,049

Total consolidated revenues	2,699,037	177,188	152,500	3,028,725	488,905	—	3,517,630
Cost of sales	1,306,859	65,913	46,603	1,419,375	83,537	74,501	1,577,413

Gross profit	$1,392,178	$111,275	$105,897	1,609,350	405,368	(74,501)	1,940,217

Gross profit percentage	51.6%	62.8%	69.4%	53.1%	82.9%	—	55.2%
Research and development				255,028	98,087	68,977	422,092
Selling, general and administrative				830,277	208,855	138,643	1,177,775
Restructuring and acquisition-related charges				—	—	34,781	34,781

Total costs and expenses				1,085,305	306,942	242,401	1,634,648

Operating income				524,045	98,426	(316,902)	305,569
Other income (expense), net				21,854	(292)	(1,661)	19,901

Income before tax				545,899	98,134	(318,563)	325,470
Income tax provision				108,258	9,893	(97,549)	20,602

Net income				437,641	88,241	(221,014)	304,868
Net income attributable to the non-controlling interest in VMware, Inc.				—	(15,384)	8,696	(6,688)

Net income attributable to EMC Corporation				$437,641	$72,857	$(212,318)	$298,180

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2010
Revenues:
Product revenues	$6,267,044	$185,069	$279,132	$6,731,245	$976,713	$—	$7,707,958
Services revenues	2,790,262	347,320	241,404	3,378,986	1,039,516	—	4,418,502

Total consolidated revenues	9,057,306	532,389	520,536	10,110,231	2,016,229	—	12,126,460
Cost of sales	4,222,546	191,825	160,748	4,575,119	306,673	179,976	5,061,768

Gross profit	$4,834,760	$340,564	$359,788	5,535,112	1,709,556	(179,976)	7,064,692

Gross profit percentage	53.4%	64.0%	69.1%	54.7%	84.8%	—	58.3%
Research and development				834,854	352,138	208,930	1,395,922
Selling, general and administrative				2,717,978	811,551	358,731	3,888,260
Restructuring and acquisition-related charges				—	—	40,902	40,902

Total costs and expenses				3,552,832	1,163,689	608,563	5,325,084

Operating income				1,982,280	545,867	(788,539)	1,739,608
Other income (expense), net				46,712	(8,130)	(79,637)	(41,055)

Income before tax				2,028,992	537,737	(868,176)	1,698,553
Income tax provision				515,849	95,887	(230,444)	381,292

Net income				1,513,143	441,850	(637,732)	1,317,261
Net income attributable to the non-controlling interest in VMware, Inc.				—	(85,372)	39,547	(45,825)

Net income attributable to EMC Corporation				$1,513,143	$356,478	$(598,185)	$1,271,436

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure			EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
	Information Storage	Information Intelligence Group	RSA Information Security
Nine Months Ended:
September 30, 2009
Revenues:
Product revenues	$5,022,947	$177,711	$248,831	$5,449,489	$725,482	$—	$6,174,971
Services revenues	2,514,297	354,029	193,510	3,061,836	688,937	—	3,750,773

Total consolidated revenues	7,537,244	531,740	442,341	8,511,325	1,414,419	—	9,925,744
Cost of sales	3,815,689	206,073	135,674	4,157,436	221,023	180,035	4,558,494

Gross profit	$3,721,555	$325,667	$306,667	4,353,889	1,193,396	(180,035)	5,367,250

Gross profit percentage	49.4%	61.2%	69.3%	51.2%	84.4%	—	54.1%
Research and development				768,264	272,628	162,374	1,203,266
Selling, general and administrative				2,363,321	579,024	311,407	3,253,752
Restructuring and acquisition-related charges				—	—	83,587	83,587

Total costs and expenses				3,131,585	851,652	557,368	4,540,605

Operating income				1,222,304	341,744	(737,403)	826,645
Other income (expense), net				48,607	(3,221)	(54,740)	(9,354)

Income before tax				1,270,911	338,523	(792,143)	817,291
Income tax provision				264,804	55,493	(223,835)	96,462

Net income				1,006,107	283,030	(568,308)	720,829
Net income attributable to the non-controlling interest in VMware, Inc.				—	(46,735)	23,387	(23,348)

Net income attributable to EMC Corporation				$1,006,107	$236,295	$(544,921)	$697,481

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
United States	$2,292,790	$1,899,919	$6,558,393	$5,219,413
Europe, Middle East and Africa	1,178,927	1,034,459	3,504,869	3,019,769
Asia Pacific	508,504	396,428	1,413,684	1,178,065
Latin America, Mexico and Canada	232,050	186,824	649,514	508,497

Total	$4,212,271	$3,517,630	$12,126,460	$9,925,744

No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2010 or 2009.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $2,748.4 million at September 30, 2010 and $2,549.8 million at December 31, 2009. No country other than the United States accounted for 10% or more of these assets at September 30, 2010 or December 31, 2009. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $721.2 million at September 30, 2010 and $635.6 million at December 31, 2009.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Information Intelligence Group and RSA Information Security. Our objective for our EMC Information Infrastructure business is to grow faster than the markets we serve by investing in the business for sustainable advantage. We intend to enhance and expand our portfolio of systems, software, services and solutions to meet our customers’ needs by accelerating our internal research and development (“R&D”) efforts and through acquisitions. We believe that the shift to cloud computing positions us to continue to gain market share by capitalizing on our cloud computing and virtualization offerings. While the fundamental transition to cloud architectures is only in the early stages, we consider ourselves well suited to capitalize on this trend as it unfolds over the next several years.

Concurrent with these efforts to grow revenues and accelerate our R&D initiatives, we will continue to focus on our cost structure. In the fourth quarter of 2008, we implemented a restructuring program to further streamline the costs related to our Information Infrastructure business. The program’s focus is to consolidate back office functions, field and campus offices, rebalance investments towards higher-growth products and markets, reduce management layers and further reduce indirect spending on contractors, third-party services and travel. Additionally, in 2009, we restructured the ownership of some of our subsidiaries to streamline our operations. These programs have favorably impacted our cost of sales, selling, general and administrative (“SG&A”) and R&D expenses. We expect to incur $65 of restructuring costs related to these efforts in 2010 and beyond. The savings from these programs are from both cost reductions and the transformation of several areas of our operational cost structure. As part of these efforts, we are undertaking several initiatives to transform the structural efficiency of our worldwide operations. These initiatives, which began in 2009, include the consolidation and movement of various facilities and processes. The investments in these efforts are necessary to implement the new, more efficient capabilities ahead of transitioning from the existing cost structure.

Through a combination of our business investments, cost containment efforts and our broad portfolio of products and services, we believe we will be able to increase 2010 earnings at a faster rate than the rate at which we will grow our revenues.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve their virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening their virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements. Since the introduction in 2009 of VMware vSphere, the next generation of VMware infrastructure and VMware View 4, which is integrated with VMware vSphere, VMware has introduced more products, including the introduction of the latest versions of the above mentioned products in the third quarter of 2010 that build on the vSphere foundation. VMware plans to continue to introduce additional products through 2010 and beyond. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings and/or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
Information Storage	$3,139.3	$2,699.0	$440.3	16.3%
Information Intelligence Group	175.8	177.2	(1.4)	(0.8)%
RSA Information Security	185.7	152.5	33.2	21.8%
VMware Virtual Infrastructure	711.5	488.9	222.6	45.5%

Total revenues	$4,212.3	$3,517.6	$694.7	19.7%

	For the Nine Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
Information Storage	$9,057.3	$7,537.2	$1,520.1	20.2%
Information Intelligence Group	532.4	531.7	0.7	0.1%
RSA Information Security	520.5	442.3	78.2	17.7%
VMware Virtual Infrastructure	2,016.2	1,414.4	601.8	42.5%

Total revenues	$12,126.5	$9,925.7	$2,200.8	22.2%

Consolidated product revenues increased 21.6% and 24.8% to $2,675.9 and $7,708.0 for the three and nine months ended September 30, 2010, respectively. The consolidated product revenues increases were primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. Within the high-end of the Information Storage segment, our Symmetrix product revenues increased 23.2% and 27.4% for the three and nine months ended September 30, 2010, respectively. Within the mid-tier platform products of the Information Storage segment, product revenues increased 22.0% and 28.7% for the three and nine months ended September 30, 2010, respectively. The overall growth in product revenues reflects a continued higher demand for our IT infrastructure offerings to address the storage needs for continued information growth, particularly as customers start to build out their private cloud infrastructures.

The VMware Virtual Infrastructure segment’s product revenues increased 42.3% and 34.6% to $341.5 and $976.7 for the three and nine months ended September 30, 2010, respectively. VMware’s license revenues continue to benefit from strong customer demand for the vSphere platform, a foundation to cloud computing, as well as growing interest in their desktop solutions.

The Information Intelligence Group segment’s product revenues increased 1.5% and 4.1% to $59.1 and $185.1 for the three and nine months ended September 30, 2010, respectively. The RSA Information Security segment’s product revenues increased 21.8% and 12.2% to $102.4 and $279.1 for the three and nine months ended September 30, 2010, respectively. Increases in both segments were attributable to increased demand for software licenses.

Consolidated services revenues increased 16.7% and 17.8% to $1,536.3 and $4,418.5 for the three and nine months ended September 30, 2010, respectively. The consolidated services revenues increases were driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues.

The Information Storage segment’s services revenues increased 9.7% and 11.0% to $966.4 and $2,790.3 for the three and nine months ended September 30, 2010, respectively. The increases in services revenues were primarily attributable to higher demand for systems maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services and software maintenance also contributed to the increases in services revenues for both the three and nine months ended September 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The VMware Virtual Infrastructure segment’s services revenues increased 48.7% and 50.9% to $369.9 and $1,039.5 for the three and nine months ended September 30, 2010, respectively. The increases in services revenues were primarily attributable to growth in VMware’s software maintenance revenues. In the three and nine months ended September 30, 2010, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses.

The Information Intelligence Group segment’s services revenues declined 1.9% to $116.7 and $347.3 for both the three and nine months ended September 30, 2010, respectively. The decline in services revenues was primarily attributable to lower demand for professional services. The RSA Information Security segment’s services revenue increased 21.7% and 24.8% to $83.3 and $241.4 for the three and nine months ended September 30, 2010, respectively. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	September 30, 2010	September 30, 2009	% Change
United States	$2,292.8	$1,899.9	20.7%
Europe, Middle East and Africa	1,178.9	1,034.5	14.0
Asia Pacific	508.5	396.4	28.3
Latin America, Mexico and Canada	232.1	186.8	24.3

	For the Nine Months Ended
	September 30, 2010	September 30, 2009	% Change
United States	$6,558.4	$5,219.4	25.7%
Europe, Middle East and Africa	3,504.9	3,019.8	16.1
Asia Pacific	1,413.7	1,178.1	20.0
Latin America, Mexico and Canada	649.5	508.5	27.7

Revenues increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 in all of our markets due to greater demand for our products and services offerings.

Changes in exchange rates negatively impacted revenue growth by 0.6% for the three months ended September 30, 2010 compared to the same period in 2009. The Euro zone change in rates drove the currency related decrease, offset by a positive change in rates in the Asia Pacific markets, primarily Australia and Japan.

Changes in exchange rates contributed 1.1% to the overall revenue increase for the nine months ended September 30, 2010 compared to the same period in 2009. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, Canada and Brazil.

Assuming that rates stay at the same levels as they were at September 30, 2010, we expect minimal impact from currency to annual revenue growth for 2010 compared to 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other expense and net income attributable to EMC Corporation.

	For the Three Months Ended		$ Change	% Change
	September 30, 2010	September 30, 2009
Cost of revenue:
Information Storage	$1,434.4	$1,306.9	$127.5	9.8%
Information Intelligence Group	66.5	65.9	0.6	0.9
RSA Information Security	55.0	46.6	8.4	18.0
VMware Virtual Infrastructure	108.7	83.5	25.2	30.2
Corporate reconciling items	60.7	74.5	(13.8)	(18.5)

Total cost of revenue	1,725.3	1,577.4	147.9	9.4

Gross margins:
Information Storage	1,704.9	1,392.2	312.7	22.5
Information Intelligence Group	109.3	111.3	(2.0)	(1.8)
RSA Information Security	130.8	105.9	24.9	23.5
VMware Virtual Infrastructure	602.8	405.4	197.4	48.7
Corporate reconciling items	(60.7)	(74.5)	13.8	18.5

Total gross margin	2,487.0	1,940.2	546.8	28.2

Operating expenses:
Research and development (1)	483.3	422.1	61.2	14.5
Selling, general and administrative (2)	1,343.3	1,177.8	165.5	14.1
Restructuring and acquisition-related charges	12.6	34.8	(22.2)	(63.8)

Total operating expenses	1,839.2	1,634.6	204.6	12.5

Operating income	647.8	305.6	342.2	112.0
Investment income, interest expense and other expense, net	(10.1)	19.9	(30.0)	(150.8)

Income before income taxes	637.7	325.5	312.2	95.9
Income tax provision	148.7	20.6	128.1	621.8

Net income	489.1	304.9	184.2	60.4
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(16.6)	(6.7)	(9.9)	(147.8)

Net income attributable to EMC Corporation	$472.5	$298.2	$174.3	58.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
Cost of revenue:
Information Storage	$4,222.5	$3,815.7	$406.8	10.7%
Information Intelligence Group	191.8	206.1	(14.3)	(6.9)
RSA Information Security	160.7	135.7	25.0	18.4
VMware Virtual Infrastructure	306.7	221.0	85.7	38.8
Corporate reconciling items	180.0	180.0	—	—

Total cost of revenue	5,061.8	4,558.5	503.3	11.0

Gross margins:
Information Storage	4,834.8	3,721.6	1,113.2	29.9
Information Intelligence Group	340.6	325.7	14.9	4.6
RSA Information Security	359.8	306.7	53.1	17.3
VMware Virtual Infrastructure	1,709.6	1,193.4	516.2	43.3
Corporate reconciling items	(180.0)	(180.0)	—	—

Total gross margin	7,064.7	5,367.3	1,697.4	31.6

Operating expenses:
Research and development (3)	1,395.9	1,203.3	192.6	16.0
Selling, general and administrative (4)	3,888.3	3,253.8	634.5	19.5
Restructuring and acquisition-related charges	40.9	83.6	(42.7)	(51.1)

Total operating expenses	5,325.1	4,540.6	784.5	17.3

Operating income	1,739.6	826.6	913.0	110.5
Investment income, interest expense and other expense, net	(41.1)	(9.4)	(31.7)	(337.2)

Income before income taxes	1,698.6	817.3	881.3	107.8
Income tax provision	381.3	96.5	284.8	295.1

Net income	1,317.3	720.8	596.5	82.8
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(45.8)	(23.3)	(22.5)	(96.6)

Net income attributable to EMC Corporation	$1,271.4	$697.5	$573.9	82.3%

(1)	Amount includes corporate reconciling items of $73.9 and $69.0 for the three months ended September 30, 2010 and 2009, respectively.
(2)	Amount includes corporate reconciling items of $118.3 and $138.6 for the three months ended September 30, 2010 and 2009, respectively.
(3)	Amount includes corporate reconciling items of $208.9 and $162.4 for the nine months ended September 30, 2010 and 2009, respectively.
(4)	Amount includes corporate reconciling items of $358.7 and $311.4 for the nine months ended September 30, 2010 and 2009, respectively.

Gross Margins

Overall our gross margin percentages were 59.0% and 55.2% for the three months ended September 30, 2010 and 2009, respectively. The increase in the gross margin percentage in the third quarter of 2010 compared to 2009 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 184 basis points, the Information Storage segment, which increased overall gross margins by 156 basis points and the RSA Information Security segment, which increased overall gross margins by 15 basis points, partially offset by the Information Intelligence Group segment, which decreased overall gross margins by 3 basis points. Also contributing to the increased overall gross margins was the decrease of corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and transition costs, which increased the consolidated gross margin percentage by 37 basis points. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our gross margin percentages were 58.3% and 54.1% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the gross margin percentage for the nine months ended September 30, 2010 compared to 2009 was attributable to the Information Storage segment, which increased overall gross margins by 233 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 163 basis points, the Information Intelligence Group segment, which increased overall gross margins by 14 basis points and the RSA Information Security segment, which increased overall gross margins by 8 basis points.

For segment reporting purposes, stock-based compensation, restructuring charges, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The decrease of $13.8 in corporate reconciling items for the three months ended September 30, 2010 was attributable to a $12.5 decrease in restructuring charges, a $1.8 decrease in intangible asset amortization expense and a $0.3 decrease in transition costs, partially offset by a $0.8 increase in stock-based compensation expense. Corporate reconciling items for the nine months ended September 30, 2010 remained flat as a result of a $12.5 decrease in restructuring charges and a $1.3 decrease in transition costs, offset by a $10.5 increase in stock-based compensation expense and a $3.3 increase in intangible asset amortization expense.

The gross margin percentages for the Information Storage segment were 54.3% and 51.6% for the three months ended September 30, 2010 and 2009, respectively, and were 53.4% and 49.4% for the nine months ended September 30, 2010 and 2009, respectively. The increase in gross margin percentage for both the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily attributable to improved product gross margins, driven by an improved product mix attributable to higher margin product offerings, higher sales volume and an improved cost structure.

The gross margin percentages for the Information Intelligence Group segment were 62.2% and 62.8% for the three months ended September 30, 2010 and 2009, respectively, and were 64.0% and 61.2% for the nine months ended September 30, 2010 and 2009, respectively. The slight decrease in the gross margin percentage for the three months ended September 30, 2010 when compared to the same period in 2009 related to a decrease in services gross margin, which was partially offset by an increase in product gross margins. The increase in gross margin percentage for the nine months ended September 30, 2010 when compared to the same period in 2009 related to an increase in the product margins and a greater mix of product versus services. Product revenues typically have a higher gross margin than service revenues for this segment.

The gross margin percentages for the RSA Information Security segment were 70.4% and 69.4% for the three months ended September 30, 2010 and 2009, respectively, and were 69.1% and 69.3% for the nine months ended September 30, 2010 and 2009, respectively. The slight increase in the gross margin percentage for the three months ended September 30, 2010 compared to the same period in 2009 was due to an increase in product margins partially offset by a decrease in services margins. The slight decrease in gross margin percentage for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to a greater mix of professional services revenue, which typically have lower gross margins than other services.

The gross margin percentages for the VMware Virtual Infrastructure segment were 84.7% and 82.9% for the three months ended September 30, 2010 and 2009, respectively, and were 84.8% and 84.4% for the nine months ended September 30, 2010 and 2009, respectively. The increase in gross margin percentage for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to improved services margins.

Research and Development

As a percentage of revenues, R&D expenses were 11.5% and 12.0% for the three months ended September 30, 2010 and 2009, respectively, and were 11.5% and 12.1% for the nine months ended September 30, 2010 and 2009, respectively. R&D expenses increased $61.2 and $192.7 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily due to an increase in personnel-related costs, including stock-based compensation, depreciation expense, cost of facilities and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $52.2 and $185.6, depreciation expense increased by $5.1 and $17.8, cost of facilities increased by $5.8 and $14.5 and travel costs increased $1.9 and $6.8 for the three and nine months ended September 30, 2010, respectively. Capitalized software development costs, which reduce R&D expense, increased by $16.2 and $50.1 for the three and nine months ended September 30, 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $5.0 and $46.6 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. Stock-based compensation expense increased $3.8 and $40.1, intangible asset amortization increased $3.3 and $7.6 and transition costs decreased $2.1 and $1.1 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. Stock-based compensation expense and intangible asset amortization increased primarily due to VMware and to the Data Domain acquisition, which was consummated in the third quarter of 2009. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.0% and 8.4% for the three months ended September 30, 2010 and 2009, respectively, and were 8.3% and 9.0% for the nine months ended September 30, 2010 and 2009, respectively. R&D expenses increased $24.4 and $66.6 for the three and nine months ended September 30, 2010, respectively, primarily due to increases in personnel-related costs, depreciation expense, cost of facilities and travel costs. Personnel-related costs increased by $56.6 and $85.6, depreciation expense increased by $1.4 and $12.7, the cost of facilities increased by $2.5 and $9.4 and travel costs increased $1.2 and $4.1 for the three and nine months ended September 30, 2010, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $18.0 and $58.8, which reduce R&D expense, for the three and nine months ended September 30, 2010, respectively.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 18.3% and 20.1% for the three months ended September 30, 2010 and 2009, respectively, and were 17.5% and 19.3% for the nine months ended September 30, 2010 and 2009, respectively. R&D expenses increased $31.8 and $79.5 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 largely due to increases in personnel-related costs of $22.8 and $61.0 for the three and nine months ended September 30, 2010, respectively, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions. Additionally, capitalized software development costs decreased $1.8 and $8.7 for the three and nine months ended September 30, 2010, respectively, when compared with the same periods in 2009 primarily due to lower costs capitalized on products that build on the VMware vSphere foundation in 2010.

Selling, General and Administrative

As a percentage of revenues, SG&A expenses were 31.9% and 33.5% for the three months ended September 30, 2010 and 2009, respectively, and were 32.1% and 32.8% for the nine months ended September 30, 2010 and 2009, respectively. SG&A expenses increased by $165.6 and $634.5 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily due to increases in personnel-related costs, commissions, travel costs, cost of facilities, depreciation expense and business development costs. Personnel-related costs increased by $80.9 and $319.8, commissions increased by $33.9 and $119.4, travel costs increased by $22.2 and $54.1, cost of facilities increased by $7.0 and $32.7, depreciation expense increased by $11.2 and $23.9 and business development costs increased by $6.8 and $28.2 for the three and nine months ended September 30, 2010, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs, decreased $20.3 for the three months ended September 30, 2010 and increased $47.3 for the nine months ended September 30, 2010 when compared to the same periods in 2009. Stock-based compensation expense decreased $22.4 and increased $25.0, intangible asset amortization increased $8.7 and $22.2 and transition costs decreased $6.6 and increased $0.2 for the three and nine months ended September 30, 2010, respectively. Intangible asset amortization increased primarily due to VMware and to the Data Domain acquisition, which was consummated in the third quarter of 2009. Stock-based compensation expense for the nine months ended September 30, 2010 also increased due to VMware and to the Data Domain acquisition. Stock-based compensation expense decreased for the three months ended September 30, 2010 due to additional expense related to the acceleration of grants in the three months ended September 30, 2009 which was not recurring in 2010. For segment reporting purposes, corporate reconciling items are not allocated to our various operating segments.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.7% and 27.4% for the three months ended September 30, 2010 and 2009, respectively, and were 26.9% and 27.8% for the nine months ended September 30, 2010 and 2009, respectively. SG&A expenses increased $106.0 and $354.7 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009 primarily due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

to increases in personnel-related costs, commissions, travel costs, cost of facilities, depreciation expense and business development costs. Personnel-related costs increased by $71.6 and $175.7, commissions increased by $18.3 and $66.9, travel costs increased by $15.1 and $38.8, cost of facilities increased by $2.7 and $20.7, depreciation expense increased by $4.8 and $13.2 and business development costs increased by $5.1 and $23.8 for the three and nine months ended September 30, 2010, respectively.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40.6% and 42.7% for the three months ended September 30, 2010 and 2009, respectively, and were 40.3% and 40.9% for the nine months ended September 30, 2010 and 2009, respectively. SG&A expenses increased $79.8 and $232.5 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. The increase in SG&A expenses in 2010 was primarily the result of higher salaries and benefits costs resulting from incremental headcount from strategic hiring and acquisitions as well as commission expense on higher sales volumes. Also contributing to the change was increased spending on marketing programs.

Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2010, we incurred restructuring and acquisition-related charges of $12.6 and $40.9, respectively. For the three and nine months ended September 30, 2009, we incurred restructuring and acquisition-related charges of $34.8 and $83.6, respectively. For the three and nine months ended September 30, 2010, we incurred $9.7 and $35.4, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $2.9 and $5.5, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2009, we incurred $20.3 and $66.6, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $14.5 and $17.0, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.

Investment Income

Investment income was $40.6 and $104.2 for the three and nine months ended September 30, 2010, respectively, and $38.1 and $109.3 for the three and nine months ended September 30, 2009, respectively. Investment income increased slightly for the three months ended September 30, 2010 when compared to the same period in 2009 primarily due to increased income on our sales-type leases. Investment income decreased for the nine months ended September 30, 2010 when compared to the same period in 2009 primarily due to lower realized gains. The weighted-average return on investments, excluding realized losses and gains, was 1.3% and 1.2% for the three and nine months ended September 30, 2010, respectively, and 1.3% for both the three and nine months ended September 30, 2009, respectively. Net realized gains were $7.6 and $10.4 for the three and nine months ended September 30, 2010, respectively, and $11.0 and $18.1 for the three and nine months ended September 30, 2009, respectively.

Interest Expense

Interest expense was $44.8 and $46.2 for the three months ended September 30, 2010 and 2009, respectively, and was $132.5 and $135.9 for the nine months ended September 30, 2010 and 2009, respectively. Interest expense consists primarily of interest on the Notes. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $26.6 and $27.5 for the three months ended September 30, 2010 and 2009, respectively, and $78.7 and $80.6 for the nine months ended September 30, 2010 and 2009, respectively, as we are accreting our Notes to their stated values over their term.

Other Income (Expense), Net

Other income (expense), net was $(5.8) and $28.0 for the three months ended September 30, 2010 and 2009, respectively, and was $(12.7) and $17.3 for the nine months ended September 30, 2010 and 2009, respectively. Other expense in 2010 was primarily attributable to our consolidated share of the losses from our cloud infrastructure joint venture of approximately $11.7 and $18.1 for the three and nine months ended September 30, 2010, respectively. This joint venture is accounted for under the equity method. Other income in 2009 was primarily attributable to gains on strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Provision for Income Taxes

Our effective income tax rates were 23.3% and 22.4% for the three and nine months ended September 30, 2010, respectively. Our effective income tax rates were 6.3% and 11.8% for the three and nine months ended September 30, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2010 and 2009, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Our effective income tax rate increased from the three months ended September 30, 2009 to the three months ended September 30, 2010 due to the change in mix of income between our foreign and domestic jurisdictions, the expiration of the U.S. federal research and development tax credit for 2010 and discrete tax items which favorably impacted the rate in 2009 but unfavorably impacted the rate in 2010. Such discrete tax items principally related to the finalization of our federal income tax liabilities for prior periods.

Our effective income tax rate increased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 due to the change in mix of income between our foreign and domestic jurisdictions, the expiration of the U.S. federal research and development tax credit for 2010 and discrete tax items which favorably impacted the rate in 2009 but unfavorably impacted the rate in 2010. Such discrete tax items principally related to the finalization of our federal income tax liabilities for prior periods. Additionally, in 2009 our tax rate was favorably impacted due to the favorable resolution of uncertain tax positions related to transfer pricing and a U.S. federal income tax audit, which were partially offset by certain income charges relating to acquisitions.

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

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $16.6 and $6.7 for the three months ended September 30, 2010 and 2009, respectively, and was $45.8 and $23.3 for the nine months ended September 30, 2010 and 2009, respectively. VMware’s net income was $84.6 and $38.2 for the three months ended September 30, 2010 and 2009, respectively, and was $237.6 and $140.7 for the nine months ended September 30, 2010 and 2009, respectively. The weighted average non-controlling interest in VMware was approximately 20% and 18% for the three months ended September 30, 2010 and 2009, respectively, and was approximately 19% and 17% for the nine months ended September 30, 2010 and 2009, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. We have purchased approximately 4.7 million shares as of September 30, 2010 for $289.6.

Financial Condition

Cash provided by operating activities was $3,036.6 and $2,325.7 for the nine months ended September 30, 2010 and 2009, respectively. Cash received from customers was $12,733.2 and $10,600.7 for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash received from customers was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $9,567.4 and $8,098.2 for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily attributable to an increase in headcount and related employee expenses, material costs correlated to higher sales volume and other operating expenses. Cash received from dividends and interest declined to $92.8 for the nine months

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

ended September 30, 2010 compared with $95.0 for the nine months ended September 30, 2009, due to lower yields on our investments. For the nine months ended September 30, 2010 and 2009, we paid $180.4 and $232.3, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $4,138.3 and $2,661.5 for the nine months ended September 30, 2010 and 2009, respectively. Cash paid for acquisitions, strategic investments and other related investments decreased $1,959.8 for the nine months ended September 30, 2010 when compared to the same period in 2009. The acquisition of Data Domain in the third quarter of 2009 was the primary driver of our cash used in 2009. Capital additions were $541.9 and $277.6 for the nine months ended September 30, 2010 and 2009, respectively. The higher level of capital additions was primarily due to an increase in spending on facility expansion and information technology infrastructure. Capitalized software development costs were $272.5 and $222.4 for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities, partially offset by the decrease in capitalized software costs within our VMware Virtual Infrastructure segment. Net purchases of investments were $2,466.9 for the nine months ended September 30, 2010 compared to net sales and maturities of $655.3 for the nine months ended September 30, 2009. Investment purchases were driven by VMware’s expansion into fixed income securities of $1,624.7 in 2010, with the objective of achieving an investment rate of return consistent with preserving principal and managing risk. The remainder of the investments related activity typically varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $259.0 and $12.4 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we spent $800.3 to repurchase 43.8 million shares of our common stock and $289.6 to purchase 4.7 million shares of VMware’s common stock. Additionally, VMware spent $285.9 to repurchase 4.3 million shares of its common stock. We made no share repurchases in the nine months ended September 30, 2009. We generated $908.7 and $392.8 during the nine months ended September 30, 2010 and 2009, respectively, from the exercise of stock options.

We have available for use a credit line of $50.0 in the United States. As of September 30, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2010, we were in compliance with the covenants. As of September 30, 2010, the aggregate amount of liabilities of our subsidiaries was approximately $4,622.5.

At September 30, 2010, our total cash, cash equivalents, and short-term and long-term investments were $10,513.1. This balance includes approximately $2,904.2 held by VMware and $2,972.3 held by EMC in overseas entities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our non-GAAP operating results for the three months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Gross margin	$2,547.2	$2,013.9
Gross margin percentage	60.5%	57.3%
Operating income	905.6	605.7
Operating income percentage	21.5%	17.2%
Income tax provision	215.0	104.1
Net income attributable to EMC	649.4	480.3
Diluted earnings per share attributable to EMC	$0.30	$0.23

The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin product offerings and improved cost control. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were attributable to an improved gross margin percentage and growing revenues faster than both our R&D and SG&A expenses. Non-GAAP R&D expenses, as a percentage of revenues, were 9.7% and 10.1% for the three months ended September 30, 2010 and 2009, respectively. Non-GAAP SG&A expenses, as a percentage of revenues, were 29.2% and 29.9% for the three months ended September 30, 2010 and 2009, respectively.

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC. For the nine months ended September 30, 2010, our free cash flow was $2,222.2, an increase of 21.7% compared to the free cash flow generated for the nine months ended September 30, 2009. The free cash flow for the nine months ended September 30, 2010 exceeded our non-GAAP net income attributable to EMC by $1,572.8.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended September 30, 2010
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Gain on strategic investments	Non-GAAP
Gross margin	$2,487.0	$—	$27.9	$32.3	$—	$2,547.2
Operating income	647.8	12.6	171.8	73.4	—	905.6
Income tax provision	148.7	2.2	41.5	22.6	—	215.0
Net income attributable to EMC	472.5	10.1	117.7	49.0	—	649.4
Diluted earnings per share attributable to EMC	$0.22	$0.01	$0.06	$0.02	$—	$0.30

	For the Three Months Ended September 30, 2009
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Gain on strategic investments	Non-GAAP
Gross margin	$1,940.2	$12.5	$27.1	$34.1	$—	$2,013.9
Operating income	305.6	47.3	189.6	63.3	—	605.7
Income tax provision	20.6	14.7	47.1	21.7	—	104.1
Net income attributable to EMC	298.2	32.4	133.3	41.2	(24.8)	480.3
Diluted earnings per share attributable to EMC	$0.14	$0.02	$0.07	$0.02	$(0.01)	$0.23

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flow from Operations	$3,036.6	$2,325.7
Capital Expenditures	(541.9)	(277.6)
Capitalized Software Development Costs	(272.5)	(222.4)

Free Cash Flow	$2,222.2	$1,825.7

Free cash flow represents a non-GAAP measure. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $3,036.6 and $2,325.7 for the nine months ended September 30, 2010 and 2009, respectively, cash used in investing activities of $4,138.3 and $2,661.5 for the nine months ended September 30, 2010 and 2009, respectively, and net cash used in financing activities of $259.0 and $12.4 for the nine months ended September 30, 2010 and 2009, respectively.

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

We have received three derivative demand letters sent on behalf of purported EMC shareholders. The letters refer to a now-settled civil action in which EMC was named as a defendant and in which the United States (acting through the Civil Division of the Department of Justice (DoJ)) intervened. The civil action involved allegations concerning EMC’s compliance with the terms and conditions of certain agreements pursuant to which we sold products and services to the federal government and EMC’s fee arrangements with partners and systems integrators in federal government transactions. EMC reached a settlement of all claims asserted in this action effective as of May 4, 2010, without any admission of liability or wrongdoing. The derivative demand letters contend that the existence of the civil action serves as evidence that certain EMC officers and directors failed to exercise due care and/or failed to oversee compliance with certain federal laws.

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

We held $5.6 billion in short and long-term investments as of September 30, 2010. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a continuing credit crisis, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

In September 2010, the IRS finalized Schedule UTP, Uncertain Tax Positions Statement. The schedule is an annual disclosure of certain UTPs, inclusive of concise descriptions thereon. If implemented, such proposal could increase the amount of taxes paid.

In February 2010, President Obama, as part of the Administration’s FY 2011 budget, proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. In August 2010, President Obama signed into law H.R. 1586 (commonly known as the Educations Jobs and Medicaid Assistance Act), which included several international tax provisions with minimal impact on the Company’s effective tax rate. Although the scope of future changes is unclear, it is possible that such changes could increase the Company’s effective tax rate and adversely affect our profitability. We will continue to monitor the status of proposed changes.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2010

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	2,386,566		$18.85	2,329,736	157,411,989
August 1, 2010 – August 31, 2010	13,280,133		$19.29	12,552,625	144,859,364
September 1, 2010 – September 30, 2010	61		$20.58	—	144,859,364

Total	15,666,760	(2)	$19.23	14,882,361	144,859,364

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 784,399 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

See index to Exhibits on page 49 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 3, 2010	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

10.1	Greenplum, Inc. 2006 Stock Plan. (filed herewith)

10.2	Metapa, Inc. 2000 Stock Plan. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS*	XBRL Instance Document. (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 5, 2009 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).