Form 10-K
period 2010-12-31
EMC CORP
filed 2011-02-28
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $37,468,687,129 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2011 was 2,068,593,886.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011.

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

EMC develops, delivers and supports the Information Technology (“IT”) industry’s broadest range of information infrastructure and virtual infrastructure technologies, solutions and services. The combination of our products and services is the foundation that enables the information and applications all organizations depend on to be effective, agile and successful. EMC’s mission is to lead people and organizations on a safe and swift journey from traditional data center infrastructure to the next generation of IT: cloud computing, also known as IT-as-a-Service. Cloud computing offers a dramatically more efficient and effective computing model that helps transform IT from a cost center to a value driver. We support a broad range of customers around the world, in every major industry, in the public and private sectors, and of every size ranging from the Fortune Global 500 to small- and medium-sized businesses and individual consumers.

We conduct our business globally and manage it in two broad categories. EMC Information Infrastructure provides a foundation for organizations to store, manage, protect, analyze and secure their vast and ever-increasing quantities of information, improve business agility, lower cost of ownership and enhance their competitive advantage within traditional data centers, virtual data centers and cloud-based IT infrastructures. VMware Virtual Infrastructure, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization and cloud infrastructure software solutions.

EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

EMC’s Cloud Computing Strategy and Offerings

The platform for change in the IT industry has arrived with the biggest opportunity residing at the intersection of trusted cloud computing, enterprise data and “Big Data.” Equipped with the strongest, most distinctive product and services portfolio and strategic partners in company history, EMC is well positioned to lead this transformational shift. Our cloud computing strategy supports all types of customers including global businesses, governments, large enterprise customers, commercial businesses and individual consumers. Facing excessive IT complexity and relentlessly-growing information, many organizations have had to spend roughly two-thirds of their IT budgets on maintaining their infrastructure and applications, and only about one-third of their IT budgets on advances that can make them more competitive. By enabling IT to be delivered as a cost-effective service, cloud computing helps organizations alter this ratio, allowing more of an enterprise’s focus and investment to be directed toward innovation. CIO surveys consistently show more and more companies want to gain the economics, flexibility, security and compliance that a cloud infrastructure can provide.

Cloud architectures break the ties between the user’s applications and the need for the user’s organizations to maintain physical servers and storage systems on which they run. Instead, applications tap into aggregated resources – from server to network to storage – when needed and, thus, achieve shared efficiency and agility. This cloud model is made possible by the advent of server virtualization and sophisticated automation technologies. Cloud infrastructure can be implemented as a private cloud (internal IT resources controlled and managed by the IT organization), public cloud (IT resources shared by multiple clients) or hybrid cloud (a combination of private cloud and public cloud where resources move between the IT-owned data center and a trusted service provider). EMC’s vision is to be the undisputed leader in enabling hybrid cloud computing through infrastructure and application transformation.

Organizations’ cloud infrastructure requirements are as varied as the companies themselves. This is why it is so important for their cloud infrastructure vendor to have a broad and deep range of products and services. As each organization determines the benefit of migrating to a cloud infrastructure, EMC can meet their needs through every phase from initial assessment to design, delivery and implementation. We are well positioned to provide fully-virtualized, next-generation architectures enabling complete control over data and applications and faster and higher return on investment – from strategy to technology and a complete ecosystem of partners, systems integrators and service providers.

Products and Offerings

Whether organizations are expanding their traditional data centers, embracing a virtual data center or broader cloud computing and IT-as-a-Service models, EMC’s extensive portfolio of information infrastructure and virtual infrastructure technologies, products and services provide the highest levels of efficiency, choice and control.

EMC Information Infrastructure Products and Offerings

EMC’s Information Infrastructure products, solutions and services help organizations store, manage, protect, analyze, secure and maximize the value of their vast and ever-increasing quantities of information in a more agile, trusted and cost-efficient way. EMC’s technology expertise and broad set of high-performance and high-availability data storage, protection, security, information management and intelligence, and data computing systems, software and services help organizations capture and manage information to improve business agility, lower cost of ownership and enhance their competitive advantage within traditional data centers, virtual data centers and cloud-based IT infrastructures. Our Information Infrastructure portfolio comprises three segments – Information Storage, RSA Information Security and Information Intelligence Group.

Information Storage Segment

EMC offers the industry’s most comprehensive portfolio of enterprise storage systems and software – scaling from entry-level to datacenter-class systems – supporting organizations’ information storage, back-up and recovery, and management strategies. As the foundation of an information infrastructure within traditional data centers, virtual data centers and cloud-based IT infrastructures, EMC storage systems can be deployed in storage area networks (SAN), networked attached storage (NAS), unified storage combining NAS and SAN, object storage, content addressed storage and/or direct attached storage environments.

In 2010, EMC introduced groundbreaking enterprise storage innovations, features and capabilities that help customers build and optimize virtualized data centers that deliver new levels of efficiency, control and choice for customers. All of EMC storage arrays are standardized on the latest Intel processor technology, designed to consume less energy than alternative solutions and optimized for virtual environments. Through deep knowledge of VMware technology, EMC now has more than 70 different integration points between EMC and VMware products. This is a key competitive differentiator for EMC in helping customers realize the full potential of cloud computing and IT-as-a-Service.

EMC entered 2011 with a brand new unified storage platform – the EMC VNX family – offering breakthrough simplicity, efficiency, affordability and power. The VNX family consolidates the industry-leading features and functionality of EMC CLARiiON and EMC Celerra into a single, powerful family of unified storage arrays that scale from entry-level to datacenter-class systems. The VNXe series is designed specifically for small- and medium-sized businesses, department level storage solutions for enterprise, and remote or branch offices, combining breakthrough simplicity with advanced performance, availability and efficiency benefits. EMC continues to lead the market with new technologies that simplify and efficiently manage enterprise storage arrays, helping customers exploit the benefits of solid state disk (SSD) technology.

2010 was a year of innovation for EMC leading up to the introduction of the VNX family. During that time, EMC made significant advancements to the EMC Fully Automated Storage Tiering (FAST) suite and EMC Fast Cache software, which collectively offer the most powerful automated storage tiering for performance optimization and dramatic cost efficiencies to customers of all sizes. EMC also introduced new levels of midrange storage efficiency and simplicity with EMC Unisphere, a new management interface for EMC CLARiiON, EMC Celerra and the new EMC VNX family.

In 2010, EMC also introduced EMC VPLEX, a new storage platform that will enable organizations to move thousands of virtual machines and petabytes of information non-disruptively over thousands of miles, schedule daily batch processes in locations with lower energy costs, easily shift IT operations away from regional disasters and dynamically balance workloads as the business day progresses around the globe.

Central to its mission to help organizations migrate to next-generation disk-based backup and recovery systems, in 2010, EMC further strengthened its fast-growing Backup Recovery Systems Division, which houses its EMC NetWorker and EMC Disk

Library products, as well as its two industry-leading data deduplication product lines: EMC Avamar deduplication backup software and EMC Data Domain deduplication storage systems. During 2010, EMC’s focus was on both the integration of the company’s backup and recovery products with each other and massively scaling these solutions to help organizations stay ahead of explosive data growth levels. In addition, to further enhance its deduplication storage system offerings for the mainframe backup market, in 2010, EMC acquired Bus-Tech, Inc., a leading provider of mainframe virtual tape libraries and connectivity solutions. By introducing high levels of automation, advanced replication capabilities and the ability to protect virtual machines and virtualized server environments, EMC’s disk-based backup and recovery products provide a critical function for both existing IT environments and cloud-based computing initiatives.

In 2010, EMC positioned itself as a leading player in “big data” clouds and self-service analytics. The company completed its acquisition of data warehousing and business analytics pioneer Greenplum, Inc., formed the new EMC Data Computing Products Division and introduced the new EMC Greenplum Data Computing Appliance (DCA). Additionally in 2010, EMC completed the acquisition of Isilon Systems, Inc., a leader in the fast-growing “scale-out” network attached storage market segment.

“Big Data” refers to data that due to its scale, distribution or location in separate silos, or need for timely access requires organizations to employ new IT architectures to capture, store, integrate and rapidly analyze it in order to realize business value. Big Data differs from the transactional and small file data and applications that have traditionally characterized organization’s data centers. It tends to be more sequential, less transactional and bigger, generally measured in petabytes versus terabytes. The new architectures it necessitates are supported by new tools, processes and procedures that enable organizations to create, manipulate and manage these very large data sets and the storage environments that house them.

With investments that EMC has made through the acquisitions of Greenplum and Isilon, as well as the EMC Atmos cloud infrastructure platform, the company is squarely positioned to help organizations meet petabyte-scale big data and self-service analytics requirements in their traditional data centers and cloud infrastructure environments – and unlock the value inherent in massive amounts of data.

EMC Global Services

EMC Global Services provides the strategic guidance and technology expertise organizations need to address their business and information infrastructure challenges, derive maximum value from their information assets and investments and help speed their transition to cloud computing. With more than 14,000 professional- and support-service experts worldwide, plus a global network of alliances and partners, EMC Global Services leverages proven methodologies, industry best practices, experience and a knowledge base derived from EMC’s broad practices to help organizations reduce risk, lower costs and speed time-to-value. End-to-end services capabilities address the full spectrum of customer needs across the information lifecycle: strategize, advise, design, implement, manage and support in physical, virtual and cloud computing environments. Among the offerings provided by EMC Global Services are consulting services, technology deployment, managed services, customer support services and training and certification.

In 2010, EMC introduced a number of new services that aid and speed organizations’ transition to virtual infrastructure and cloud infrastructures, including data center optimization, virtual desktop deployment, converged networks and cloud and virtualization training and certification. The comprehensive approach EMC takes to address the application, infrastructure and IT governance issues that impact execution of a cloud strategy is reflected in the broad portfolio of end-to-end services that enable organizations to accelerate enterprise-scale virtualization. The new services, encompassing consulting, technology integration, resident and education services offerings, are critical to helping organizations address the challenges they face when planning, implementing and scaling their cloud environment, including challenges related to backup and recovery, business continuity, disaster recovery, management and the transition of tier 1 applications to the virtual infrastructure.

RSA Information Security Segment

RSA, The Security Division of EMC, delivers products, packaged solutions and services designed to safeguard the integrity and confidentiality of information throughout its lifecycle, no matter where it moves, who accesses it or how it is used. RSA offers solutions in identity assurance and access control, data loss prevention, encryption and key management, enterprise governance, risk and compliance, security information management and fraud protection. These technologies enable organizations to discover, classify and place appropriate controls around their data, secure access to the data both inside and outside the network as well as across physical, virtual or cloud infrastructures, and monitor and enforce these measures to prove compliance with security policies and regulations.

In 2010, RSA expanded its capabilities and solution offerings through the acquisition of Archer Technologies, LLC, a provider of the Archer enterprise governance, risk and compliance (eGRC) software platform. RSA also introduced new versions of many of its products, including the RSA Data Loss Prevention (DLP) 8.0 Suite, while also combining the Archer eGRC platform with the RSA security portfolio to bring new solutions to market including the RSA Solution for Cloud Security and Compliance and the RSA CyberCrime Intelligence Service. RSA also expanded its professional service capabilities as the RSA Security Practice of EMC Consulting, delivering design expertise and implementation services in the areas of compliance, virtualization and private cloud, fraud mitigation, identity assurance and security operations. Additionally, RSA announced expanded development, technology integration and interoperability with VMware vShield, VMware View, VMware vCloud Director and VMware vCenter Configuration Manager. RSA also integrated its RSA BSAFE encryption technology with smart grid energy metering devices from integrated energy management solutions provider Landis&Gyr and announced a strategic partnership with VeriFone, a global leader in secure electronic payment solutions, to market their end-to-end encryption and RSA tokenization solutions as an integrated payment security offering.

Information Intelligence Group Segment

EMC’s Information Intelligence Group provides software and services for enterprise capture, information access, customer communications, case management and governance to help organizations get maximum leverage from their information. This segment consists of three key product areas: Information Governance, Documentum xCP and Information Access. Information Governance products help organizations reduce operational costs, simplify e-discovery and mitigate risks. This includes EMC SourceOne for archiving, e-discovery and visibility across multiple content types such as e-mail, SharePoint and files; and Documentum Records Management for record retention and management of physical, e-mail and electronic documents across multiple systems. Documentum xCP is a platform for case management solutions that provides fully-integrated technologies, development and deployment tools as well as application accelerators enabling organizations to build intelligent case-based applications substantially faster, at a much lower cost and with fewer resources. xCP can be used across industries such as in insurance for claims management and policy management; in healthcare for virtual patient records and claims processing; in financial services for loan operations, dispute resolution and wealth management; and in the public sector for grants management, unemployment benefits and welfare services. Information Access products, which consists of EMC Captiva, EMC Document Sciences, EMC My Documentum, EMC Documentum CenterStage, ApplicationXtender and EMC Documentum Web Experience Management, deliver intuitive methods of locating, sharing and managing all types of information so they are available to the right people according to their preferred user experience.

VMware Virtual and Cloud Infrastructure Products and Offerings

VMware is the leading provider of virtualization and cloud infrastructure solutions. Its virtualization solutions represent a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability. VMware’s broad and proven suite of virtualization solutions provides cloud infrastructure designed to optimize data centers; a cloud application platform that provides scalable application development for efficient use of hybrid (public and private) cloud-based resources; end-user computing solutions designed to provide consistent user interface across a variety of desktop and mobile computing platforms; and IT business management products designed to automate management of virtual, physical and cloud environments.

VMware’s solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending per unit of information processed. Since introducing its first virtualization platform, VMware has expanded its product offerings to address distributed and heterogeneous infrastructure challenges such as planned and unplanned downtime management, system recoverability and reliability, backup and recovery, resource provisioning and management, capacity and performance management, security, and virtual desktop management.

In 2010, VMware released updates to several of its products, including its flagship cloud infrastructure product – vSphere 4.1, and its desktop virtualization product, VMware View 4.5. VMware also released new management products, such as vCloud Director, which provides self-service access to logical pools of compute, network and storage resources with policy driven controls and its vFabric Cloud Application Platform which includes open source application frameworks, application run-time and data management solutions, and monitoring solutions for enterprise applications and infrastructure. In 2010, VMware acquired Zimbra, an enterprise-class, open source e-mail, calendar and collaboration platform designed to simplify IT with more efficient administration and flexible deployment options while boosting end-user productivity on any device or desktop. VMware also acquired products and expertise from EMC’s Ionix IT management business.

Markets and Distribution Channels

Markets

EMC provides information storage, back-up and protection, management, security, information intelligence, data computing and virtualization technologies, services and solutions to support customers’ traditional data centers, virtual data centers and cloud-based IT infrastructures. We target organizations around the world, in every industry, in the public and private sectors, and of every size ranging from the Fortune Global 500 to small- and medium-sized businesses and individual consumers.

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

Technology Alliances

We have technology alliances with leading software, networking and services companies and service providers. We intend to continue to form additional alliances. Our strategy is to work closely with these and other companies to provide added value to our customers by integrating our solutions with software and networking applications that customers rely on to manage their day-to-day business operations.

In 2010, Cisco and EMC further expanded and strengthened VCE Company LLC (“VCE”). VCE, or the virtual computing environment company, formed by Cisco and EMC with investments from VMware and Intel, represents an unprecedented level of collaboration in development, services and partner enablement by four established market and technology leaders. VCE accelerates the adoption of converged infrastructure and cloud-based computing models that significantly reduce the cost of IT while improving time to market for our customers. VCE, through Vblock platforms, delivers the industry’s first completely integrated IT offering that combines best-of-breed network, compute, storage, management, security and virtualization technologies with end-to-end vendor accountability. VCE’s prepackaged solutions cover horizontal applications, such as unified communications and analytics; vertical industry offerings, such as electronic health record management and HIPAA compliance; and application development environments for deployments, such as virtual desktop infrastructure (VDI) and SAP, allowing organizations to focus on business innovation instead of integrating, validating and managing IT infrastructure.

VCE provides the fastest, most efficient and effective path to pervasive virtualization and cloud computing, available to organizations through a large and growing network of value added resellers, systems integrators and service provider partners. To date, more than 100 partners in 29 countries are selling Vblock to a growing, diverse global customer base. VCE continues to innovate with the goal of providing market-leading simplicity, flexibility and efficiency.

VCE made several announcements in 2010 with key partners, including ACS, CSC, Lockheed Martin, SingTel and SunGard, that demonstrate global market momentum. VCE, through solution partners, also demonstrated Vblock value beyond infrastructure to include support for mission critical applications such as SAP and Microsoft Exchange. In 2010, VCE demonstrated significant momentum for the Vblock platform with its GA announcement of Vblock Powered Solutions for VMware View and Vblock Powered Solutions for SAP as well as fully supported and certified end-to-end Fibre Channel over Ethernet capabilities for Vblock.

In addition, in 2010, EMC also expanded its partner ecosystem in international markets, strengthening existing relationships and forging new ones with global and regional technology and solutions providers. EMC delivered significant technology integration and new EMC Proven solutions and best practices for Brocade, Microsoft, Oracle and VMware to help accelerate customers’ journey to the private, public or hybrid cloud. Additionally, EMC made a significant announcement with Orange Business Services to provide technology for its new cloud computing services offering.

Finally, VMware works closely with more than 1,700 technology partners, including leading server, microprocessor, storage, networking and software vendors as well as service providers.

Manufacturing and Quality

We conduct operations utilizing a formal, documented quality management system to ensure that our products as well as services satisfy customer needs and expectations. The quality management system also provides the framework for continual improvement of our processes and products. This system is certified to the ISO 9001 International Standard. Several additional ISO 9001 certifications are maintained for sales and service operations worldwide. We have also implemented Lean Six Sigma methodologies to ensure that the quality of our designs, manufacturing, test processes and supplier relationships are continually improved. Our storage systems’ manufacturing and test facilities in Massachusetts, North Carolina and Ireland are certified to the ISO 14001 International Standard for environmental management systems. EMC’s Franklin, Massachusetts, Apex, North Carolina and Cork, Ireland manufacturing facilities have achieved OHSAS 18001 certification, an international standard for facilities with world-class safety and health management systems. We also maintain Support Center Practices certification for our primary customer support centers. These internationally-recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available.

We maintain a robust Supplier Code of Conduct, actively manage recycling processes for our returned products, have won an Environmental Steward Award and are also certified by the Environmental Protection Agency as a Smartway Transport Partner.

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

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2010, 2009 and 2008, our research and development (“R&D”) expenses totaled $1,888.0 million, $1,627.5 million and $1,721.3 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide. See Item 2, Properties.

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

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services and others that offer specific information storage, protection, security, management and intelligence or server virtualization products or services. We believe that most of these companies compete based on their market presence, products, service or price. Some of these companies also compete by offering information storage, information governance, security or virtualization-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share.

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

We have been granted or own by assignment approximately 2,600 patents issued by, and have approximately 1,350 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2010, we had approximately 48,500 employees worldwide, of which approximately 9,000 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

EMC operates its business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.

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

Sustainability

We recognize that the long-term success of our business depends on an economically vital, inclusive and educated society as well as on a healthy environment. Therefore, we strive to make decisions and operate our business in a sustainable way. Our priorities include improving our performance and collaborating with industry peers, governments, and non-governmental organizations to advance energy, climate change and material use and waste priorities; providing technologies and services to address some of the world’s challenges, such as energy, healthcare and delivery of government services; upholding the protection of human rights and investing in furthering education, innovation and inclusion for our employees and in communities around the world; and supporting EMC’s continued financial success and increasing shareholder value through our approach to corporate sustainability, commitment to good corporate governance and by maintaining customer and community trust.

We focus our environmental sustainability efforts on optimizing our operations and supply chain, transforming our customers’ information infrastructures to be more efficient, leveraging a culture of innovation and accountability, and collaborating with our peers to drive standards and metrics. Our top environmental priorities are energy and climate change, material and waste, and water. We have set global targets to reduce our greenhouse gas (GHG) emissions and are collaborating with our suppliers to find opportunities for efficiencies in their operations. We recognize the opportunity through the application of IT to reduce global GHG emissions and are designing all future enterprise and midrange storage systems with highly efficient power supplies and delivering capabilities to our customers that enable them to run their IT infrastructures more efficiently. In 2010, we conducted our first multi-stakeholder forum to broaden and deepen our dialogue with external stakeholders with interests in EMC’s environmental performance.

We are continuously striving to reduce material use in our products and operations, recycle what cannot be reused, and handle any waste with integrity and responsibility for the environment and human health. We are working with our suppliers and industry peers to identify substitutes for materials that can damage ecological and human health. We have eliminated the use of leaded solder in our products and we are actively working to reduce the use of hazardous substances such as brominated flame retardants and polyvinyl chlorides in our products.

Although we have a relatively small water footprint, with our primary usage in general building operations such as drinking, cooling, and sanitation, we have taken a conscientious approach to conserving this important resource. In our owned and operated facilities, we minimize water use and control wastewater streams, and our manufacturing facilities produce no industrial wastewater.

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

We are subject to the effects of general global economic and market conditions. If these conditions remain challenging or deteriorate, our business, results of operations or financial condition could be materially adversely affected. Possible consequences from uncertainty or further deterioration due to the recent global macroeconomic downturn on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

Our customers operate in a variety of markets. Any adverse effects to such markets could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

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

We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of resources used in production or increase our costs. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings. An economic crisis may also negatively affect our suppliers’ solvency, which could, in turn, result in product delays or otherwise materially adversely affect our business, results of operations or financial condition.

Our financial performance may be impacted by the financial performance of VMware.

Because we consolidate VMware’s financial results in our results of operations, our financial performance will be impacted by the financial performance of VMware. VMware’s financial performance may be affected by a number of factors, including, but not limited to:

•

general economic conditions in their domestic and international markets and the effect that these conditions have on VMware’s customers’ capital budgets and the availability of funding for software purchases;

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

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;
•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;
•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;
•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;
•	VMware’s ability to control costs, including its operating expenses;
•	changes to VMware’s effective tax rate;
•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;
•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;
•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates for enterprise license agreements, or ELA’s, as original ELA terms expire;
•	the timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release;
•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and
•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products and solutions or new products and solutions will receive customer acceptance. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits. In addition, there can be no assurance that our vision of enabling hybrid cloud computing through infrastructure and application transformation will be accepted or validated in the marketplace.

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

We compete with many companies in the markets we serve, certain of which offer a broad spectrum of IT products and services and others which offer specific information storage, protection, security, management, virtualization and intelligence products or services. Some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers’ various IT requirements than us. In addition, as the IT industry consolidates, companies may improve their competitive position and ability to compete against us. We compete on the basis of our products’ features, performance and price as well as our services. Our failure to compete on any of these bases could affect demand for our products or services, which could have a material adverse effect on our business, results of operations or financial condition.

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

We held $5.4 billion in short- and long-term investments as of December 31, 2010. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We may, from time to time, derive a significant percentage of our revenues from such distribution channels. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners were not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services were to decrease. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

Due to the global nature of our business, political, economic or regulatory changes or other factors in a specific country or region could impair our international operations, future revenue or financial condition.

A substantial portion of our revenues is derived from sales outside the United States including, increasingly, in rapid growth markets such as Brazil, Russia, India and China. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, including, among others, the following:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s economic conditions;
•	political or social unrest, such as recent developments in Egypt, where we have a research and development facility;
•	trade restrictions;
•	import or export licensing requirements;
•	the overlap of different tax structures or changes in international tax laws;
•	changes in regulatory requirements;
•	difficulties in staffing and managing international operations;
•	stringent privacy policies in some foreign countries;
•	compliance with a variety of foreign laws and regulations; and
•	longer payment cycles in certain countries.

Foreign operations, particularly in those countries with developing economies, are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar regulations in foreign jurisdictions. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents may take actions in violation of our policies. Any such violations, even if prohibited by our policies, could subject us to civil or criminal penalties or otherwise have an adverse effect on our business and reputation.

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

Security breaches could expose us to liability and our reputation and business could suffer.

We retain sensitive data, including intellectual property, books of record and personally identifiable information, in our secure data centers and on our networks. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks. Such an occurrence could negatively affect our reputation as a trusted provider of information infrastructure by adversely affecting the market’s perception of the security or reliability of our products or services.

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

In addition, although we believe we have adequate security measures, if our network security is penetrated and our intellectual property or other sensitive data is misappropriated, we could suffer monetary and other losses and reputational harm, which could materially adversely affect our business, results of operations or financial condition.

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

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are in the process of upgrading our enterprise resource planning, or ERP, computer system to enhance operating efficiencies and provide more effective management of our business operations. The upgrade, or our failure to implement the upgrade, could cause substantial business interruption that could adversely impact our operating results. We are investing significant financial and personnel resources into this project. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any significant failure or delay in the system upgrade, if encountered, could cause a substantial interruption to our business and additional expense which could result in an adverse impact on our operating results, cash flows and financial condition.

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

In February 2010, President Obama, as part of the Administration’s FY 2011 budget, proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. In August 2010, President Obama signed into law H.R. 1586 (commonly known as the

Education Jobs and Medicaid Assistance Act), which included several international tax provisions with minimal impact on the Company’s effective tax rate. Although the scope of future changes is unclear, revisions to the taxation of international income continue to be a topic of conversation for the Obama Administration and the U.S. Congress. As the enactment of some or all of these proposals could increase the Company’s effective tax rate and adversely affect our profitability, we will continue to monitor them.

During 2010, the IRS announced and finalized Schedule UTP, Uncertain Tax Positions Statement. This schedule is an annual disclosure of certain federal UTPs, ranked in order of magnitude. According to the IRS, the disclosure is to include “a concise description of the tax position, including a description of the relevant facts affecting the tax treatment of the position and information that reasonably can be expected to apprise the Service of the identity of the tax position.” As a result of this disclosure, the amount of taxes we would have to pay in the future could increase.

In December 2010, the President signed into law H.R. 4853, Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which included an extension of a number of expired tax provisions retroactively to 2010 and prospectively through 2011. Among the extended tax provisions was the research and development tax credit, which provides a significant reduction in our effective tax rate. The renewal of this credit beyond 2011 is uncertain.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets is 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2010. We have begun to shift, and may continue to shift in the future, its asset allocation to lower the percentage of investment in equity securities and increase the percentage of investments in fixed-income securities. The effect of such change could result in a reduction in the long-term rate on plan assets and an increase in future pension expense. As of December 31, 2010, the ten-year historical rate of return on plan assets was 4.1%, and the inception to date return on plan assets was 9.8%. In 2010, we experienced a 12.6% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

Our business could be materially adversely affected by changes in regulations or standards regarding energy use of our products.

We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce such amount of carbon emissions. There is a risk that the development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, results of operations or financial condition.

Our business could be materially adversely affected as a result of war, acts of terrorism or natural disasters.

Terrorist acts, acts of war, natural disasters or other indirect effects of climate change may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have a material adverse effect on our business, results of operations or financial condition. Such events may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of components and distribution of products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)

Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service and sales	Information Storage, Information Intelligence Group

Franklin, MA	owned: leased:	922,000 240,000	manufacturing	Information Storage

Bedford, MA	leased:	328,000	R&D, customer service, sales and administrative offices	RSA Information Security

Apex, NC	owned:	390,000	manufacturing	Information Storage

Palo Alto, CA	owned: leased:	462,000 654,000	executive and administrative offices, R&D, sales, marketing and data center	VMware Virtual Infrastructure

Other North American Locations	owned: leased:	955,000 3,072,000	executive and administrative offices, sales, customer service, R&D and data center	**

Asia Pacific	leased:	1,836,000	sales, customer service, R&D and data center	**

Cork, Ireland	owned: leased:	575,000 56,000	manufacturing, customer service, R&D, administrative offices and sales	**

Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	35,000 1,509,000	sales, manufacturing, customer service, R&D and data center	**

Latin America	leased:	93,000	sales and customer service	**

* Of the total square feet owned and leased, approximately 922,000 square feet was vacant and 441,000 square feet was leased or subleased to non-EMC businesses.

** All segments of our business generally utilize these facilities.

We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note M to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

See Note M to the Consolidated Financial Statements.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	63	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	59	Vice Chairman
Jeremy Burton	43	Executive Vice President and Chief Marketing Officer
Arthur W. Coviello, Jr.	57	Executive Chairman, RSA, the Security Division of EMC
Paul T. Dacier	53	Executive Vice President and General Counsel
Richard R. Devenuti	52	President, Information Intelligence Group
Howard D. Elias	53	President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services
Patrick P. Gelsinger	49	President and Chief Operating Officer, EMC Information Infrastructure Products
David I. Goulden	51	Executive Vice President and Chief Financial Officer
Frank M. Hauck	51	Executive Vice President, Customer Experience
John T. Mollen	60	Executive Vice President, Human Resources
Harry L. You	51	Executive Vice President, Office of the Chairman

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

Jeremy Burton has been our Executive Vice President and Chief Marketing Officer since March 2010. Prior to joining EMC, Mr. Burton was President and Chief Executive Officer of Serena Software, Inc., a global independent software company. Previously, Mr. Burton was Group President of the Security and Data Management Business Unit of Symantec Corporation, a provider of security, storage and systems management solutions, where he was responsible for the company’s $2 billion Enterprise Security product line. Prior to that role, he served as Executive Vice President of the Data Management Group at VERITAS Software Corporation (now a part of Symantec) where he was responsible for the company’s backup and archiving products. He also served as VERITAS’ Chief Marketing Officer. Earlier in his career, Mr. Burton spent nearly a decade at Oracle Corporation, a large enterprise software company, ultimately in the role of Senior Vice President of Product and Services Marketing.

Arthur W. Coviello, Jr. has been our Executive Chairman, RSA, the Security Division of EMC, since February 2011. Mr. Coviello served as our Executive Vice President and President of RSA from September 2006 to February 2011. Prior to joining EMC, Mr. Coviello served as Chief Executive Officer of RSA Security Inc. from January 2000 to September 2006 and as acting Chief Financial Officer of RSA Security from December 2005 to May 2006. He served as President of RSA Security from March 1999 to September 2006. Mr. Coviello joined RSA in 1995. Mr. Coviello is a director of EnerNOC, Inc., a provider of demand response and energy management solutions to commercial, institutional and industrial customers, as well as electric power grid operators and utilities in the United States.

Paul T. Dacier has been our Executive Vice President and General Counsel since May 2006. Mr. Dacier served as Senior Vice President and General Counsel from February 2000 to May 2006 and joined EMC in 1990 as Corporate Counsel. Mr. Dacier is a director of AerCap Holdings N.V., a global aviation company.

Richard R. Devenuti has been our President, Information Intelligence Group, since October 2010. Mr. Devenuti served as chief operating officer of the Information Intelligence Group division from July 2008 to October 2010. Prior to joining EMC,

Mr. Devenuti spent 19 years at Microsoft Corporation, a manufacturer of software products for computing devices, most recently as its Senior Vice President of Microsoft Services and IT. Prior to joining Microsoft, Mr. Devenuti spent four years at Deloitte Touche as a senior accountant. Mr. Devenuti is a director of St. Jude Medical, Inc., a global cardiovascular medical devices company, and Convergys Corporation, a global leader in relationship management.

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

Patrick P. Gelsinger has been our President and Chief Operating Officer, EMC Information Infrastructure Products since September 2009. Prior to joining EMC, Mr. Gelsinger was Senior Vice President and Co-General Manager of Intel Corporation’s Digital Enterprise Group from 2005 to September 2009 and was Intel’s Senior Vice President, Chief Technology Officer from 2002 to 2005. Prior to this, Mr. Gelsinger led Intel’s Desktop Products Group. Intel Corporation designs and builds the essential technologies that serve as the foundation for the world’s computing devices.

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

Frank M. Hauck has been an Executive Vice President since July 2000 and in October 2010, he was appointed Executive Vice President, Customer Experience. In his current role, Mr. Hauck leads a number of key EMC functions, including EMC’s Solutions, Technology Alliances, Executive Briefing Center customer programs, Customer Quality, Total Customer Experience, Business Operations and Common Hardware Products and oversees Worldwide Manufacturing and Global Supply Chain Operations, Advanced Development and Partner Engineering. From April 2009 until September 2009, Mr. Hauck served as the interim leader of the EMC Storage Division. Mr. Hauck served as Executive Vice President, Customer Quality and Services from April 2005 to May 2006. He served as Executive Vice President, Customer Operations from November 2001 to April 2005. Mr. Hauck has also held a number of other executive positions since he joined EMC in 1990, including Executive Vice President, Global Sales and Services, Chief Information Officer, Executive Vice President, Products and Offerings, Senior Vice President, Business Integration, and Senior Vice President, Customer Service.

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

EMC, EMC Proven, EMC SourceOne, ApplicationXtender, Atmos, Avamar, BSAFE, Captiva, Celerra, CenterStage, CLARiiON, Data Domain, Document Sciences, Documentum, Greenplum, Ionix, Isilon, NetWorker, RSA, Symmetrix, Unisphere, Vblock, VNX, VNXe and VPLEX are either registered trademarks or trademarks of EMC Corporation in the United States and/or other countries. VMware, VMware vShield, VMware View, VMware vCenter, VMware vSphere, VMware vCloud, SpringSource and Zimbra are registered trademark or trademarks of VMware, Inc. in the United States and/or other countries. Bus-Tech is a registered trademark of Bus-Tech, Inc. Iomega is a registered trademark of Iomega Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

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

Fiscal 2010	High	Low
First Quarter	$19.03	$16.45
Second Quarter	20.00	17.10
Third Quarter	21.83	17.87
Fourth Quarter	23.20	19.40

Fiscal 2009	High	Low
First Quarter	$12.59	$9.61
Second Quarter	13.73	10.91
Third Quarter	17.48	12.31
Fourth Quarter	18.44	16.12

We had 11,857 holders of record of our common stock as of February 25, 2011.

We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2010

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	179,551		$21.50	—	144,859,364
November 1, 2010 – November 30, 2010	1,993,821		21.00	1,787,604	143,071,760
December 1, 2010 – December 31, 2010	7,128,134		22.91	7,089,386	135,982,374

Total	9,301,506	(2)	$22.47	8,876,990	135,982,374

(1)

Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 424,516 shares withheld from employees for the payment of taxes.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2010(1)	2009(3)	2008(4)	2007(5)	2006(6)
Summary of Operations:
Revenues	$17,015,126	$14,025,910	$14,876,163	$13,230,205	$11,155,090
Operating income	2,683,286	1,414,275	1,568,936	1,739,252	1,207,758
Net income attributable to EMC Corporation	1,899,995	1,088,077	1,275,104	1,598,965	1,220,123
Net income attributable to EMC Corporation per weighted average share, basic	$0.92	$0.54	$0.62	$0.77	$0.54
Net income attributable to EMC Corporation per weighted average share, diluted	$0.88	$0.53	$0.61	$0.74	$0.53
Weighted average shares, basic	2,055,959	2,022,371	2,048,506	2,079,542	2,248,431
Weighted average shares, diluted	2,147,931	2,055,146	2,079,853	2,157,873	2,286,304
Balance Sheet Data:
Working capital	$405,308	$5,390,135	$5,446,593	$5,644,894	$2,858,825
Total assets	30,833,284	26,812,003	23,874,575	22,284,654	18,566,247
Current obligations(2)	3,214,771	—	—	—	—
Long-term obligations	—	3,100,290	2,991,943	2,889,362	2,792,424
Total shareholders’ equity	18,166,776	16,060,474	13,655,950	13,060,342	10,736,402

(1)	In 2010, EMC acquired all of the outstanding shares of 10 companies (see Note C to the Consolidated Financial Statements).
(2)	Current obligations relate to the convertible debt, which was classified as current at December 31, 2010 (see Note E to the Consolidated Financial Statements).
(3)	In 2009, EMC acquired all of the outstanding shares of 5 companies (see Note C to the Consolidated Financial Statements).
(4)	In 2008, EMC acquired all of the outstanding shares of 12 companies (see Note C to the Consolidated Financial Statements).
(5)	In 2007, EMC acquired all of the outstanding shares of 14 companies. In 2007, EMC recognized a $148.6 million gain on the sale of VMware stock to Cisco.
(6)	In 2006, EMC acquired all of the outstanding shares of 8 companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three of our segments: Information Storage, Information Intelligence Group and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously invest in the business, increase our market share and improve our profitability. During 2010, we continued to invest in expanding our total addressable market opportunity through internal research and development (“R&D”) efforts and acquisitions to capitalize on the continued growth of enterprise data. Additionally, because of these investments, we believe we are well positioned at the intersection of two trends in Information Technology (“IT”) – Cloud Computing and Big Data. Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is only in the early stages, we believe our offerings are well suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the staggering pace of data growth, refers to the large repositories of corporate and external data, including unstructured information created by social media and other web repositories. The tools and platforms surrounding Big Data require new approaches and capabilities to handle these data sets, particularly in managing the associated analytics that unlock the value contained within the massive amount of data. With the investments we made by acquiring Isilon and Greenplum, as well as our internally developed Atmos offering, we believe we are well positioned in this market.

Through a combination of reinvesting for growth and growing faster than the markets we serve, we believe we will be able to increase our 2011 earnings at a rate faster than the rate at which we will grow our revenue and reinforce our position as the provider for enterprise data, cloud infrastructures and Big Data solutions.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements. Since the introduction in 2009 of VMware vSphere and VMware View 4, which is compatible with VMware vSphere, VMware has introduced more products that build on the vSphere foundation. In the third quarter of 2010, VMware released updated versions of VMware vSphere and VMware View, and VMware plans to continue to introduce additional products in the future. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings and/or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

				Percentage Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Information Storage	$12,699.1	$10,659.4	$11,632.3	19.1%	(8.4)%
Information Intelligence Group	735.9	739.6	785.6	(0.5)	(5.9)
RSA Information Security	729.4	606.0	581.3	20.4	4.2
VMware Virtual Infrastructure	2,850.7	2,021.0	1,876.9	41.1	7.7

Total revenues	$17,015.1	$14,025.9	$14,876.2	21.3%	(5.7)%

Consolidated product revenues increased 23.4% to $10,892.9 in 2010. The consolidated product revenues increases were primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The Information Storage segment’s product revenues increased 22.6% to $8,824.3 in 2010. Within the high-end of the Information Storage segment, our Symmetrix product revenues increased 24.9%. Within the mid-tier platform products of the Information Storage segment, product revenues increased 26.8% in 2010, partly due to the annual impact of the addition of the Data Domain products in the third quarter of 2009. The overall growth in product revenues in 2010 reflects a continued higher demand for our IT infrastructure offerings to address the storage needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

The VMware Virtual Infrastructure segment’s product revenues increased 36.0% to $1,399.3 in 2010. VMware’s license revenues continue to benefit from strong customer demand for the vSphere platform, a foundation to cloud computing and an increase in customer spending as the economic conditions of the industry improved.

The Information Intelligence Group segment’s product revenues increased 3.2% to $269.1 in 2010. The RSA Information Security segment’s product revenues increased 17.6% to $400.2 in 2010. Increases in both segments were attributable to increased demand for software licenses.

Consolidated product revenues declined 12.3% to $8,828.1 in 2009. The Information Storage segment’s product revenues decreased 12.9% to $7,198.1, the Information Intelligence Group segment’s product revenues declined 6.2% to $260.8 and the RSA Information Security segment’s product revenues declined 4.2% to $340.3 in 2009. The VMware Virtual Infrastructure segment’s product revenues declined 12.4% to $1,029.0 in 2009. The decline in product revenues across all segments in 2009 was primarily attributable to lower demand resulting from the challenging global economic environment and resulting negative impact in our customers’ IT purchases.

Consolidated services revenues increased 17.8% to $6,122.3 in 2010. The consolidated services revenues increase were primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues.

The Information Storage segment’s services revenues increased 11.9% to $3,874.8 in 2010. The increases in services revenues were primarily attributable to higher demand for systems maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services and software maintenance also contributed to the increases in services revenues in 2010.

The VMware Virtual Infrastructure segment’s services revenues increased 46.3% to $1,451.5 in 2010. The increases in services revenues were primarily attributable to growth in VMware’s software maintenance revenues. In 2010, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses.

The Information Intelligence Group segment’s services revenues declined 2.5% to $466.8 in 2010. The decline in services revenues was primarily attributable to lower demand for professional services as customers transition from enterprise-wide to application-centric deployments. The RSA Information Security segment’s services revenues increased 23.9% to $329.2 in 2010. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated services revenues increased 8.2% to $5,197.8 in 2009. The Information Storage segment’s services revenues increased 2.7% to $3,461.4 and the RSA Information Security segment’s services revenues increased 17.5% to $265.7 in 2009. The VMware Virtual Infrastructure segment’s services revenues increased 41.3% to $992.0 in 2009. The Information Intelligence Group segment’s services revenues declined 5.7% to $478.8 in 2009. Services revenues increased across all segments, excluding the Information Intelligence Group segment, in 2009 due to an increase in maintenance revenues resulting from continued demand for support from our installed base. The increased demand was partially offset by a decline in professional services revenue which was associated with the decline in product revenues.

Consolidated revenues by geography were as follows:

				Percentage Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
United States	$9,152.4	$7,384.3	$7,990.8	23.9%	(7.6)%
Europe, Middle East and Africa	4,942.1	4,290.3	4,555.0	15.2	(5.8)
Asia Pacific	1,965.2	1,603.1	1,640.1	22.6	(2.3)
Latin America, Mexico and Canada	955.5	748.2	690.3	27.7	8.4

Revenues increased in 2010 compared to 2009 in all of our markets due to greater demand for our products and services offerings. Revenues decreased in 2009 in all of our markets, with the exception of Latin America, Mexico and Canada, due to the challenging global economic environment and resulting negative impact in customers’ IT purchases. Revenues increased in Latin America, Mexico and Canada primarily due to increased demand for our offerings.

Changes in exchange rates contributed 0.2% to the overall revenue increase in 2010 compared to 2009. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, Canada and Brazil, partially offset by the Euro and the pound sterling. Changes in exchange rates negatively impacted revenue growth by 1.4% in 2009. The impact of the change in rates in 2009 was most significant in the European market, primarily Germany, France, Italy and the United Kingdom.

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation.

				Percentage Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Cost of revenue:
Information Storage	$5,836.4	$5,256.7	$5,670.1	11.0%	(7.3)%
Information Intelligence Group	258.2	274.8	305.6	(6.0)	(10.1)
RSA Information Security	221.6	186.5	170.6	18.8	9.3
VMware Virtual Infrastructure	425.3	316.3	268.7	34.5	17.7
Corporate reconciling items	242.7	246.8	238.7	(1.7)	3.4

Total cost of revenue	6,984.1	6,281.0	6,653.8	11.2	(5.6)
Gross margins:
Information Storage	6,862.7	5,402.7	5,962.2	27.0	(9.4)
Information Intelligence Group	477.7	464.8	480.0	2.8	(3.2)
RSA Information Security	507.8	419.5	410.7	21.0	2.1
VMware Virtual Infrastructure	2,425.5	1,704.7	1,608.2	42.3	6.0
Corporate reconciling items	(242.7)	(246.8)	(238.7)	(1.7)	3.4

Total gross margin	10,031.0	7,744.9	8,222.4	29.5	(5.8)

Operating expenses:
Research and development(1)	1,888.0	1,627.5	1,721.3	16.0	(5.4)
Selling, general and administrative(2)	5,375.3	4,595.6	4,601.6	17.0	(0.1)
In-process research and development	—	—	85.8	—	(100.0)
Restructuring and acquisition-related charges	84.4	107.5	244.7	(21.5)	(56.1)

Total operating expenses	7,347.7	6,330.6	6,653.4	16.1	(4.9)

Operating income	2,683.3	1,414.3	1,568.9	89.7	(9.9)
Investment income, interest expense and other expenses	(75.3)	(39.7)	31.3	89.7	(226.8)

Income before income taxes	2,608.0	1,374.6	1,600.2	89.7	(14.1)
Income tax provision	638.3	252.8	280.4	152.5	(9.8)

Net income	1,969.7	1,121.8	1,319.8	75.6	(15.0)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(69.7)	(33.7)	(44.7)	106.8	(24.6)

Net income attributable to EMC Corporation	$1,900.0	$1,088.1	$1,275.1	74.6%	(14.7)%

(1)	Amount includes corporate reconciling items of $287.4, $235.8 and $175.4 for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Amount includes corporate reconciling items of $477.5, $495.5 and $367.2 for the years ended December 31, 2010, 2009 and 2008, respectively.

Gross Margins

Our gross margin percentages were 59.0%, 55.2% and 55.3% in 2010, 2009 and 2008, respectively. The increase in the gross margin percentage in 2010 compared to 2009 was attributable to the Information Storage segment, which increased overall gross margins by 189 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 161 basis points, the RSA Information Security segment, which increased overall gross margins by 11 basis points and the Information Intelligence Group segment, which increased overall gross margins by 10 basis points. Also contributing to the increased overall gross margin percentage was the decrease of corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, which increased the consolidated gross margin percentage by 3 basis points. The decline in the gross margin percentage in 2009 compared to 2008 was primarily attributable to the Information Storage segment, which decreased overall gross margins by 17 basis points and the RSA Information Security segment, which decreased overall gross margins by 5 basis points. These declines were partially offset by the VMware Virtual Infrastructure segment which improved overall gross margins by 11 basis points, and the Information Intelligence Group segment which improved overall gross margins by 7 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, decreased the consolidated gross margin percentage by 6 basis points. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure.

For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The decrease of $4.1 in the corporate reconciling items in 2010 was attributable to a $12.5 decrease in restructuring charges and a $0.9 decrease in transition costs, partially offset by a $9.3 increase in stock-based compensation expense. Acquisition-related intangible asset amortization expense remained flat. The $9.3 increase in stock-based compensation expense was primarily attributable to the incremental expense associated with VMware’s equity grants and the full-year impact of options exchanged in the acquisition of Data Domain, which was acquired in the third quarter of 2009. The increase of $8.1 in the corporate reconciling items in 2009 was attributable to a $12.5 increase in restructuring charges, a $19.3 increase in stock-based compensation expense and a $3.1 increase in transition costs, partially offset by a $26.8 decrease in acquisition-related intangible asset amortization expense. The $19.3 increase in stock-based compensation expense was primarily attributable to incremental expense associated with options exchanged in the acquisition of Data Domain and expense associated with VMware’s equity grants. The decrease in intangible asset amortization expense in 2009 was attributable to acquisition-related intangible assets acquired in acquisitions becoming fully amortized.

The gross margin percentages for the Information Storage segment were 54.0%, 50.7% and 51.3% in 2010, 2009 and 2008, respectively. The increase in gross margin percentage in 2010 compared to 2009 was primarily attributable to improved product gross margins, driven by an improved product mix attributable to higher margin product offerings, higher sales volume and an improved cost structure. The decrease in the gross margin percentage in 2009 compared to 2008 was primarily attributable to lower sales volume and a greater mix of lower margin Iomega revenue. Iomega, acquired in June 2008, operates within the consumer and small business marketplace which historically has had lower gross margins than marketplaces typically served by our Information Storage segment. Partially offsetting these declines was an improvement in the gross margin attributable to a greater mix of higher margin services revenues as a percentage of total segment revenues. Services revenues as a percentage of total Information Storage segment revenues increased to 32.5% in 2009 from 29.0% in 2008.

The gross margin percentages for Information Intelligence Group segment were 64.9%, 62.8% and 61.1% in 2010, 2009 and 2008, respectively. The increase in gross margin percentage in 2010 compared to 2009 related to an increase in the product margins due to a decrease in the royalties paid for third party software embedded into the products in 2010 compared to 2009. The increase in the gross margin percentage in 2009 compared to 2008 was primarily attributable to a change in the mix of services revenues with a higher proportion of maintenance revenues and a lower proportion of professional services revenues to total services revenues. Maintenance revenues generally provide a higher margin percentage than professional services revenues.

The gross margin percentages for the RSA Information Security segment were 69.6%, 69.2% and 70.6% in 2010, 2009 and 2008, respectively. The slight increase in the gross margin percentage in 2010 compared to 2009 was due to an increase in product margins partially offset by a decrease in services margins. The decrease in the gross margin percentage in 2009 compared to 2008 was primarily due to a decrease in product revenues as a percentage of total segment revenues. Product revenues as a percentage of total revenues decreased to 61.1% in 2008 and to 56.2% in 2009.

The gross margin percentages for the VMware Virtual Infrastructure segment were 85.1% in 2010, 84.4% in 2009 and 85.7% in 2008. The increase in gross margin percentage in 2010 compared to 2009 was primarily attributable to improved services margins. The decrease in the gross margin percentage in 2009 compared to 2008 was primarily attributable to an increase in the amortization of software development costs as a percentage of total segment revenues. The amortization of software development costs as a percentage of total segment revenues increased to 3.3% in 2009, compared to 2.3% in 2008.

Research and Development

As a percentage of revenues, R&D expenses were 11.1%, 11.6% and 11.6% in 2010, 2009 and 2008, respectively. R&D expenses increased $260.5 in 2010 primarily due to an increase in personnel-related costs, including stock-based compensation, depreciation expense, cost of facilities and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $250.6, depreciation expense increased by $23.4, cost of facilities increased by $19.4 and travel costs increased by $9.4. Capitalized software development costs, which reduce R&D expense, increased by $66.3. R&D expenses decreased by $93.8 in 2009 primarily due to a decrease in personnel-related costs, depreciation expense, materials costs and facilities costs. Personnel-related costs decreased by $19.9, depreciation expense decreased by $19.1, the cost of materials to support new product development decreased by $14.0 and the cost of facilities decreased by $11.9. Capitalized software development costs, which reduce R&D expense, increased by $9.5.

Corporate reconciling items within R&D, which consist of stock-based compensation, acquisition-related intangible asset amortization and transition costs increased $51.6 and $60.4 to $287.4 and $235.8 in 2010 and 2009, respectively. Stock-based compensation expense increased $44.2 and $52.2 in 2010 and 2009, respectively. Acquisition-related intangible asset amortization increased $10.7 in 2010 and decreased $0.2 in 2009 and transition costs decreased $3.3 and increased $8.4 in 2010 and 2009, respectively. Intangible asset amortization increased primarily due to VMware acquisitions and to the Data Domain acquisition, which was consummated in the third quarter of 2009. The increase in stock-based compensation expense in 2010 was attributable to the incremental expense associated with VMware’s equity grants and the full year impact of options exchanged in the acquisition of Data Domain. The increase in stock-based compensation expense in 2009 was primarily attributable to expense associated with options exchanged in the acquisition of Data Domain.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 7.9%, 8.5% and 9.3% in 2010, 2009 and 2008, respectively. R&D expenses increased $100.7 in 2010 primarily due to increases in personnel-related costs, depreciation expense, cost of facilities and travel costs. Personnel-related costs increased by $122.4, depreciation expense increased by $14.7, cost of facilities increased by $14.3 and travel costs increased $6.1. Partially offsetting these increased costs was an increase in capitalized software development costs of $74.2. R&D expenses decreased $181.6 in 2009 primarily due to a reduction in personnel-related costs, facilities costs, materials costs and depreciation expense. Personnel-related costs decreased by $99.0, the cost of facilities decreased by $18.2, the cost of materials to support new product development decreased by $14.0 and depreciation expense decreased by $13.4. In 2009, the cost reductions were primarily due to savings achieved as a result of our 2008 restructuring programs, our cost savings initiatives and greater levels of capitalized software development. Capitalized software development costs, which reduce R&D expense, increased by $31.8. The increase in capitalized software development costs is attributable to the timing of efforts associated with new product development.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 16.8%, 18.3% and 18.2% in 2010, 2009 and 2008, respectively. R&D expenses increased $108.3 in 2010 largely due to increases in personnel-related costs of $87.3, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions. Additionally, capitalized software development costs decreased $7.9 in 2010 primarily due to lower costs capitalized on products that build on the VMware vSphere foundation in 2010. R&D expenses increased $27.3 in 2009 primarily due to an increase in personnel-related costs, including salaries and benefits which increased $18.4 due to incremental headcount from strategic hiring and a decrease in capitalized software development costs, partially offset by decreased costs resulting from the austerity measures implemented in the fourth quarter of 2008. Capitalized software development costs, which reduce R&D expense, decreased by $22.3 in 2009 when compared to 2008 as VMware vSphere became generally available in 2009.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 31.6%, 32.8% and 30.9% in 2010, 2009 and 2008, respectively. SG&A expenses increased by $779.7 in 2010 primarily due to increases in personnel-related costs, commissions, travel costs, business development costs, cost of facilities and depreciation expense. Personnel-related costs increased by $439.4, commissions increased by $168.1, travel costs increased by $73.3, business development costs increased by $43.7, cost of facilities increased by $35.6 and depreciation expense increased by $28.5 in 2010. SG&A expenses decreased by $6.0 in 2009 driven by the cost reduction efforts implemented in the fourth quarter of 2008. Personnel-related costs, travel, supplies and other administrative costs declined by $103.3. Additionally, our provisions for bad debts decreased by $20.3. Partially offsetting these decreased costs were $57.5 for a provision for litigation, increased commissions of $53.3 and increased depreciation of $26.6.

Corporate reconciling items within SG&A, which consist of stock-based compensation, acquisition-related intangible asset amortization, provision for litigation and transition costs decreased $18.0 to $477.5 in 2010 and increased $128.3 to $495.5 in 2009. Intangible asset amortization increased $26.8, stock-based compensation expense increased $25.9 and transition costs decreased $13.2 in 2010. Additionally, the provision for litigation of $57.5 in 2009 did not recur in 2010. Intangible asset amortization increased primarily due to VMware acquisitions and to the Data Domain acquisition, which was consummated in the third quarter of 2009. Stock-based compensation expense increased in 2010 due to the incremental expense associated with VMware’s equity grants and the full year impact of options exchanged in the acquisition of Data Domain. In 2009, we incurred $57.5 for a provision for litigation, stock-based compensation expense increased $32.8 and transition costs increased $43.1.

Partially offsetting these increases was a decrease in acquisition-related intangible asset amortization expense of $5.1. The increase in stock-based compensation expense in 2009 was primarily attributable to incremental expense associated with VMware’s equity grants and expense associated with options exchanged in the acquisition of Data Domain.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.4%, 27.1% and 26.8% in 2010, 2009 and 2008, respectively. SG&A expenses increased $479.0 in 2010 primarily due to increases in personnel-related costs, commissions, travel costs, business development costs, cost of facilities and depreciation. Personnel-related costs increased by $258.8, commissions increased by $108.4, travel costs increased by $52.0, business development costs increased by $35.3, cost of facilities increased by $21.1 and depreciation expense increased by $14.9. Partially offsetting these increases was a decrease in professional services costs of $12.3. SG&A expenses decreased by $228.8 in 2009 driven by the cost reduction efforts implemented in the fourth quarter of 2008. Personnel-related costs, travel, supplies and other administrative costs declined by $228.0. Additionally, our provisions for bad debts decreased by $21.2. Partially offsetting these decreased costs was an increase in depreciation expense of $15.8.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40.7%, 41.7% and 39.8% in 2010, 2009 and 2008, respectively. SG&A expenses increased $318.7 in 2010. The increase in SG&A expenses in 2010 was primarily the result of higher salaries and benefits costs resulting from incremental headcount from strategic hiring and acquisitions as well as commission expense on higher sales volumes. Also contributing to the change was increased spending on marketing programs. SG&A expenses increased $94.5 in 2009. The increase in SG&A expenses in 2009 consisted primarily of higher commissions, increased salaries and benefits resulting from increased sales volume and incremental headcount added in conjunction with VMware’s international expansion, as well as increased spending to enhance the sales and marketing systems infrastructure of its business. These cost increases were partially offset by decreased travel and entertainment costs resulting from the austerity measures implemented in the fourth quarter of 2008 and decreased marketing program expenses as compared with VMware’s branding initiative in 2008. These austerity measures included, but were not limited to, reduced travel and entertainment costs, decreased contractor costs and hiring limited to roles that fit VMware strategic initiatives.

In-Process Research and Development

In connection with acquisitions in 2010 and 2009, we acquired and capitalized $43.9 and $175.0 of in-process research and development (“IPR&D”), respectively. Projects acquired in 2010 are expected to be completed in 2012. Projects related to the IPR&D acquired in 2009 were completed in 2010. As a result of accounting rule changes which were effective at the beginning of 2009, IPR&D resulting from business combinations was capitalized as an asset with amortization commencing upon completion of the project. It was expensed at the time of acquisition prior to 2009. IPR&D expense was $85.8 in 2008.

The value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied discount rates ranging from 19% to 22% to value the IPR&D projects acquired in 2010, 17% to 21% to the value of projects acquired in 2009 and 20% to 60% for amounts expensed related to IPR&D projects in 2008.

Restructuring and Acquisition-Related Charges

In 2010, 2009 and 2008, we incurred restructuring and acquisition-related charges of $84.4, $107.5 and $250.3, respectively. In 2010, we incurred $76.7 of restructuring charges, of which $37.8 related to our fourth quarter 2010 program. The remainder was primarily related to our 2008 restructuring program and $7.7 of costs in connection with acquisitions for financial advisory, legal and accounting services. Our 2008 restructuring program includes the consolidation of facilities. We will incur restructuring charges of $29.2 through 2015 as we vacate these facilities.

In the fourth quarter of 2010, we implemented a restructuring program to create further operational efficiencies which will result in a workforce reduction of approximately 400 positions. The program resulted in a charge of $37.8. The action will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. The actions are expected to be completed by the end of 2011.

In 2009, we incurred $88.4 of restructuring charges and $19.1 of costs in connection with acquisitions for financial advisory, legal and accounting services. In 2008, all charges only relate to restructuring activities. (See Note P to the Consolidated Financial Statements).

Investment Income

Investment income was $142.5, $140.4 and $247.0 in 2010, 2009 and 2008, respectively. Investment income increased slightly in 2010 primarily due to increased interest income on our sales-type leases. The weighted-average return on investments, excluding realized gains, was 1.2%, 1.3% and 3.1% in 2010, 2009 and 2008, respectively. Net realized gains were $15.8, $20.8 and $6.6 in 2010, 2009 and 2008, respectively.

Interest Expense

Interest expense was $178.3, $182.5 and $176.4 in 2010, 2009 and 2008, respectively. Interest expense consists primarily of interest on our convertible debt. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $114.5, $108.3 and $102.6 in 2010, 2009 and 2008, respectively. We are accreting our convertible debt to their stated values over their term. (See Note E to the Consolidated Financial Statements).

Other Income (Expense), Net

Other income (expense), net was $(39.5), $2.4 and $(39.4) in 2010, 2009 and 2008, respectively. Other expense in 2010 was primarily attributable to our consolidated share of the losses from our cloud infrastructure joint venture, VCE Company LLC, of $42.8. This joint venture is accounted for under the equity method. Other income in 2009 was primarily attributable to gains on strategic investments. The increase in 2008 was primarily attributable to an increase in foreign currency transaction losses.

Provision for Income Taxes

Our effective income tax rate was 24.5%, 18.4% and 17.5% in 2010, 2009 and 2008, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is substantially lower than our income tax rate in the United States.

In 2010, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 12.2 percentage points compared to our statutory federal tax rate of 35.0%. In 2010, we effected a plan to reorganize our international operations by transferring certain assets of Isilon, Archer Technologies and Bus-Tech entities into a single EMC international holding company. As a result of this reorganization, we incurred an income tax charge which negatively impacted the rate by 3.2 percentage points. We had a reduction in our valuation allowance which arose from the utilization of a certain subsidiary’s foreign net operating loss carryforwards resulting in a benefit to our effective tax rate of 0.6 percentage points. The net effect of tax credits, state taxes, non-deductible permanent differences, resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations and other items collectively decreased the rate by 0.9 percentage points.

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

The effective tax rate increased from 2009 to 2010 by 6.1%, from 18.4% to 24.5%. This increase was principally attributable to differences in the composition of the income in different countries and the favorable resolution of income tax audits in 2009, which was partially offset by reductions in our non-deductible permanent differences and the reorganization of our international operations. The effective tax rate increased from 2008 to 2009 by 0.9%, from 17.5% to 18.4%. This increase was principally attributable to the reorganization of RSA and Data Domain in 2009, which was partially offset by incremental benefits from the favorable resolution of uncertain tax positions inclusive of the expiration of statutes of limitation.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $69.7, $33.7 and $44.7 in 2010, 2009 and 2008, respectively. VMware’s reported net income was $357.4, $197.1 and $290.1 in 2010, 2009 and 2008, respectively. The weighted-average non-controlling interest in VMware was approximately 19.5%, 17.0% and 15.0% in 2010, 2009 and 2008, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. We have purchased approximately 6.0 million shares as of December 31, 2010 for $399.2.

Financial Condition

Cash provided by operating activities was $4,548.8, $3,334.4 and $3,565.1 for 2010, 2009 and 2008, respectively. Cash received from customers was $17,585.4, $14,647.7 and $15,378.1 in 2010, 2009 and 2008, respectively. In 2010, the increase was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. In 2009, the decrease was attributable to a reduction in sales volume. Cash paid to suppliers and employees was $12,830.7, $11,032.9 and $11,747.0 in 2010, 2009 and 2008, respectively. In 2010, the increase was primarily attributable to an increase in headcount and related employee expenses, material costs correlated to higher sales volume and other operating expenses. In 2009, the decrease was attributable to a reduction in purchases associated with a reduction in sales volume and a decrease in compensation costs. Cash received from dividends and interest was $102.9, $109.5 and $240.0 in 2010, 2009 and 2008, respectively. In 2010, 2009 and 2008, we paid $232.1, $316.5 and $232.3, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $6,476.0, $3,095.5 and $1,614.9 in 2010, 2009 and 2008, respectively. Cash paid for acquisitions, strategic investments and other related investments was $3,108.7, $2,847.1 and $731.0 in 2010, 2009 and 2008, respectively. In 2010, we acquired Isilon for $2,301.1, net of cash acquired, and in 2009, we acquired Data Domain for $1,933.9, net of cash acquired. Capital additions were $745.4, $411.6 and $695.9 in 2010, 2009 and 2008, respectively. The higher level of capital additions in 2010 was primarily due to an increase in spending on facility expansion and information technology infrastructure for 2010. In 2009, the lower level of capital additions was due to lower spending on infrastructure as part of our 2009 cost savings initiatives. Capitalized software development costs were $363.0, $304.5 and $295.0 in 2010, 2009 and 2008, respectively. The increase in 2010 was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities. Net purchases of investments were $2,259.0 in 2010 compared to net sales and maturities of $466.6 and $75.1 in 2009 and 2008, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash (used in) provided by financing activities was $(243.8), $211.9 and $(534.0) in 2010, 2009 and 2008, respectively. In 2010 and 2008, we spent $999.9 and $1,489.5 to repurchase 52.7 million and 112.2 million shares of EMC common stock, respectively. We additionally spent $399.2 to purchase 6.0 million shares of VMware common stock and VMware spent $338.5 to repurchase 4.9 million shares of its common stock in 2010. We made no share repurchases in 2009. We generated $1,212.0, $594.0 and $431.2 in 2010, 2009 and 2008, respectively, from the exercise of stock options and the purchase of shares within the employee stock plans.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2010, the convertible senior debt of $1,725, 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725, 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) are convertible at the option of the holder through March 31, 2011. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.

Additionally, $1,725 of the Notes are due in November 2011. The remaining $1,725 of the Notes is due in November 2013. At maturity, we are obligated to pay cash up to the principal amount of the debt. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock. These will generally have the effect of offsetting the cash outlay which may be paid by EMC for the conversion value in excess of the principal amount.

See Note E to the consolidated financial statements.

We have available for use a credit line of $50.0 in the United States. As of December 31, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2010, we were in compliance with the covenants. As of December 31, 2010, the aggregate amount of liabilities of our subsidiaries was approximately $4,891.1.

At December 31, 2010, our total cash, cash equivalents, and short-term and long-term investments were $9,491.2. This balance includes approximately $3,323.6 held by VMware and $1,549.4 held by EMC in overseas entities.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, infrequently occurring gains and losses, special tax items and provision for litigation to measure its gross margin, operating margin, net income and diluted earnings per share. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months and year ended December 31, 2010 and 2009 were as follows:

	For the Three Months Ended		For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Gross margin	$3,028.4	$2,444.3	$10,271.4	$7,988.5
Gross margin percentage	61.9%	59.6%	60.4%	57.0%
Operating income	1,243.0	916.5	3,738.0	2,445.2
Operating income percentage	25.4%	22.4%	22.0%	17.4%
Income tax provision	249.8	168.2	824.0	452.1
Net income attributable to EMC	920.1	695.5	2,715.3	1,858.4
Diluted earnings per share attributable to EMC	$0.42	$0.33	$1.26	$0.90

The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin product offerings and improved cost control. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were attributable to an improved gross margin percentage and growing revenues faster than both our R&D and SG&A expenses. Non-GAAP R&D expenses, as a percentage of revenues, were 8.5% and 8.6% for the three months ended December 31, 2010 and 2009, respectively, and 9.4% and 10.0% for the year ended December 31, 2010 and 2009, respectively. Non-GAAP SG&A expenses, as a percentage of revenues, were 28.0% and 28.6% for the three months ended December 31, 2010 and 2009, respectively, and 29.0% and 29.5% for the year ended December 31, 2010 and 2009, respectively.

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC. For the year ended December 31, 2010, our free cash flow was $3,440.5, an increase of 31.4% compared to the free cash flow generated for the year ended December 31, 2009. The free cash flow for the twelve months ended December 31, 2010 exceeded our non-GAAP net income attributable to EMC by $725.2.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended December 31, 2010
	GAAP	Provision for litigation	Gain on strategic investments	Restructuring and acquisition- related charges	Special tax charge	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$2,966.3	$—	$—	$—	$—	$28.9	$33.2	$3,028.4
Operating income	943.7	—	—	43.5	—	185.4	70.4	1,243.0
Income tax provision	257.0	—	—	6.8	(83.3)	45.2	24.1	249.8
Net income attributable to EMC	628.6	—	—	36.7	83.3	126.9	44.6	920.1
Diluted earnings per share attributable to EMC	$0.29	$—	$—	$0.02	$0.04	$0.06	$0.02	$0.42

	For the Three Months Ended December 31, 2009
	GAAP	Provision for litigation	Gain on strategic investments	Restructuring and acquisition- related charges	Special tax charge	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$2,377.6	$—	$—	$—	$—	$30.1	$36.5	$2,444.3
Operating income	587.6	57.5	—	23.9	—	181.6	65.9	916.5
Income tax provision	156.3	5.2	—	9.1	(60.7)	36.8	21.4	168.2
Net income attributable to EMC	390.6	52.3	—	14.6	60.7	133.2	44.0	695.5
Diluted earnings per share attributable to EMC	$0.19	$0.03	$—	$0.01	$0.03	$0.06	$0.02	$0.33

	For the Year Ended December 31, 2010
	GAAP	Provision for litigation	Gain on strategic investments	Restructuring and acquisition- related charges	Special tax charge	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$10,031.0	$—	$—	$—	$—	$108.7	$131.8	$10,271.4
Operating income	2,683.3	—	—	84.4	—	685.1	285.3	3,738.0
Income tax provision	638.3	—	—	10.7	(83.3)	165.7	92.7	824.0
Net income attributable to EMC	1,900.0	—	—	72.0	83.3	472.7	187.3	2,715.3
Diluted earnings per share attributable to EMC	$0.88	$—	$—	$0.03	$0.04	$0.22	$0.09	$1.26

	For the Year Ended December 31, 2009
	GAAP	Provision for litigation	Gain on strategic investments	Restructuring and acquisition- related charges	Special tax charge	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$7,744.9	$—	$—	$12.5	$—	$99.4	$131.8	$7,988.5
Operating income	1,414.3	57.5	—	120.0	—	605.7	247.8	2,445.2
Income tax provision	252.8	5.2	—	35.9	(60.7)	135.1	83.8	452.1
Net income attributable to EMC	1,088.1	52.3	(24.8)	83.8	60.7	435.8	162.4	1,858.4
Diluted earnings per share attributable to EMC	$0.53	$0.03	$(0.01)	$0.04	$0.03	$0.21	$0.08	$0.90

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

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Three Months Ended		For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Cash Flow from Operations	$1,512.2	$1,008.7	$4,548.8	$3,334.4
Capital Expenditures	(203.5)	(134.0)	(745.4)	(411.6)
Capitalized Software Development Costs	(90.5)	(82.1)	(363.0)	(304.5)

Free Cash Flow	$1,218.2	$792.6	$3,440.5	$2,618.3

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $4,548.8 and $3,334.4 for the year ended December 31, 2010 and 2009, respectively, cash used in investing activities of $6,476.0 and $3,095.5 for the year ended December 31, 2010 and 2009, respectively, net cash used in financing activities of $243.8 for the year ended December 31, 2010 and net cash provided by financing activities of $211.9 for the year ended December 31, 2009.

All of the foregoing non-GAAP financial measures have limitations. Specifically, the non-GAAP financial measures that exclude the items noted above do not include all items of income and expense that affect EMC’s operations or cash flows. Further, these non-GAAP financial measures are not prepared in accordance with GAAP, may not be comparable to non-GAAP financial measures used by other companies and do not reflect any benefit that such items may confer on EMC. Management compensates for these limitations by also considering EMC’s financial results as determined in accordance with GAAP.

Investments

The following table summarizes the composition of our investments at December 31, 2010:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,737.8	$11.3	$(2.7)	$1,746.4
U.S. corporate debt securities	1,239.3	13.6	(1.3)	1,251.6
High yield corporate debt securities	421.5	18.3	(1.9)	437.8
Asset-backed securities	34.7	0.2	—	34.9
Municipal obligations	1,095.3	3.8	(3.3)	1,095.9
Auction rate securities	156.0	—	(9.9)	146.0
Foreign debt securities	653.3	6.9	(0.7)	659.4

Total	$5,337.8	$54.1	$(19.8)	$5,372.1

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At December 31, 2010, with the exception of our auction rate securities, the vast majority of our investments were priced by third-party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2010, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2010:

	Payments Due By Period
	Total	Less than 1 year	1-3 years*	3-5 years**	More than 5 years
Operating leases	$1,291.9	$267.1	$544.7	$104.2	$375.9
Convertible debt	3,450.0	3,450.0	—	—	—
Product warranty obligations	236.1	—	—	—	—
Other long-term obligations, including notes payable and current portion of long-term obligations and post retirement obligations	217.4	120.9	1.8	0.6	1.8
Purchase orders	1,236.6	1,189.0	47.6	—	—
Uncertain tax positions	230.3	—	—	—	—

Total	$6,662.3	$5,027.0	$594.1	$104.8	$377.7

*Includes payments from January 1, 2012 through December 31, 2014.

**Includes payments from January 1, 2015 through December 31, 2016.

As of December 31, 2010, we had $236.1 of product warranty obligations, $92.3 of long-term post retirement obligations and $230.3 of liabilities for uncertain tax positions. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancellable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. Our operating leases are primarily for office space around the world. We believe leasing such space in most cases is more cost-effective than purchasing real estate.

The convertible debt pertains to the 2011 Notes and the 2013 Notes. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding (i) September 1, 2011, with respect to the 2011 Notes, and (ii) September 1, 2013, with respect to the 2013 Notes, in each case only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per Note of the applicable series for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the Notes. Additionally, the Notes will become convertible during the last three months prior to the respective maturities of the 2011 Notes and the 2013 Notes.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2010, the contingent conversion threshold on the Notes was exceeded. As a result, the Notes are convertible at the option of the holder through March 31, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value and the Notes have been classified as a current liability. For the holders to be able to continue to convert the 2013 Notes, our closing stock price must exceed $20.90 for 20 out of the last 30 trading days of each future quarter. If this threshold is not met, the 2013 Notes will be reclassified to long-term debt.

We have no other off-balance sheet arrangements.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $106.0 as of December 31, 2010. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for the lease obligations of affiliated third parties.

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

Based upon our historical experience and information known as of December 31, 2010, we believe our liability on the above guarantees and indemnities at December 31, 2010 is not material.

Pension

We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. All of these plans have been frozen resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested in common stocks and bonds. The market related value of the plans’ assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2010 was lowered from 8.25% to 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2010. The Company has begun to shift, and may continue to shift in the future, its asset allocation to lower the percentage of investments in equity securities and increase the percentage of investments in fixed-income securities. The effect of such a change results in a reduction to the long-term rate of return on plan assets and an increase in future pension expense consistent with the sensitivity described below. As of December 31, 2010, the ten-year historical rate of return on plan assets was 4.1% and the inception to date return on plan assets was 9.8%. In 2010 and 2009, we experienced a 12.6% and 25.1% gain on plan assets, respectively. Based upon current market conditions and the target allocation of the plan’s assets, the expected long-term rate of return for 2011 is 6.75%. A 25 basis point change in the expected long-term rate of return on the plan’s assets would have approximately a $0.9 impact on the 2011 pension expense. As of December 31, 2010, the pension plan had a $187.7 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants of 11.6 years. For the year ended December 31, 2010, the discount rate to determine the benefit obligation was 5.4%. This rate represents the average of the discount rate weighted by the plan’s liabilities as of December 31, 2010. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated AA or higher from a reputable rating agency. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $0.8 impact on the 2011 pension expense for all plans. Additionally, certain foreign subsidiaries have defined benefit pension plans. These foreign pension plans are excluded from this discussion because they do not have a material impact on our consolidated financial position or results of operations.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the areas set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to the Consolidated Financial Statements.

Revenue Recognition

The application of the appropriate guidance within the Accounting Standards Codification to our revenue is dependent upon the specific transaction and whether the sale or lease includes information systems, including hardware storage and hardware-related devices, software, including required storage operating systems and optional value-added software application programs, and services, including installation, professional, software and hardware maintenance and training, or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of fair value and selling price in arrangements with multiples deliverables, assessments of expected returns and the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.

Warranty Costs

We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $11.8 and $13.6 in 2010 and 2009, respectively.

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

The market value of our short- and long-term investments is based primarily upon the listed price of the security. At December 31, 2010, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We hold investments whose market value is below our cost. The determination of whether unrealized losses on investments are other-than-temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired.

The recoverability of inventories is based upon the types and our levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate.

Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our segment level. For each assessment, we compare the market value of the reporting unit to its carrying value. We estimate fair value by employing different methodologies, including a comparison to comparable industry companies and several different discounted cash flow methodologies. At December 31, 2010, there was sufficient cushion between the market value of the reporting units compared to their carrying value so that we do not expect any near term change in the operating results that would cause an impairment. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.

Restructuring Charges

We recognized restructuring charges in 2010, 2009, 2008 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

Foreign Exchange Risk Management

As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances are reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the Euro, the Japanese yen and the pound sterling. Additionally, we have exposure to emerging market economies, particularly in Latin America and Southeast Asia. We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, we use these derivative instruments to reduce our foreign exchange risk by essentially creating offsetting market exposures. The success of the hedging program depends on our forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The instruments we hold are not leveraged and are not held for trading or speculative purposes.

We have performed sensitivity analyses as of December 31, 2010, 2009 and 2008 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change is based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The analyses include all of our foreign currency contracts outstanding as of December 31 for each year, as well as the offsetting underlying exposures. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $3.6, $1.2 and $2.2 at December 31, 2010, 2009 and 2008, respectively.

Interest Rate Risk

We maintain an investment portfolio consisting of debt securities of various types and maturities. The investments are classified as available for sale and are all denominated in U.S. dollars. These securities are recorded on the balance sheet at market value, with any unrealized gain or temporary non-credit related loss recorded in other comprehensive loss. These instruments are not leveraged and are not held for trading purposes.

We employ a Historical Value-At-Risk calculation to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last 180 days are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the investment portfolios was $4.4 as of December 31, 2010 and $3.9 as of December 31, 2009. The average, high and low value-at-risk amounts for 2010 and 2009 were as follows:

	Average	High	Low
2010	$4.4	$6.7	$3.0
2009	$4.5	$5.2	$3.9

The average value represents an average of the quarter-end values. The high and low valuations represent the highest and lowest values of the quarterly amounts.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of bank deposits, money market investments, short- and long-term investments, accounts and notes receivable, and foreign currency exchange contracts. Deposits held with banks in the United States may exceed the amount of FDIC insurance provided on such deposits. Deposits held with banks outside the United States generally do not benefit from FDIC insurance. The majority of our day-to-day banking operations globally are maintained with Citibank. We believe that Citibank’s position as a primary clearing bank, coupled with the substantial monitoring of their daily liquidity, both by their internal processes and by the Federal Reserve and the FDIC, mitigate some of our risk.

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

We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $60.5 and $51.1 at December 31, 2010 and 2009, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell Inc., one of our channel partners, accounted for 11.5% of our revenues in 2008.

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

EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, EMC’s management determined that, as of December 31, 2010, EMC’s internal control over financial reporting is effective and operating at the reasonable assurance level based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 43 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EMC Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, in 2010 the Company changed the manner in which it recognizes revenue with relation to multiple-element arrangements associated with tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

As discussed in Note B to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for non-controlling interests. As discussed in Note E to the consolidated financials statements, in 2009 the Company changed the manner in which it accounts for convertible debt instruments. Also, as discussed in Note C to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for business combinations.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2011

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,119,138	$6,302,499
Short-term investments	1,256,175	392,839
Accounts and notes receivable, less allowance for doubtful accounts of $57,385 and $47,414	2,569,523	2,108,575
Inventories	856,405	886,289
Deferred income taxes	609,832	564,174
Other current assets	372,249	283,926

Total current assets	9,783,322	10,538,302
Long-term investments	4,115,918	2,692,323
Property, plant and equipment, net	2,528,432	2,224,346
Intangible assets, net	1,624,267	1,185,632
Goodwill	11,772,650	9,210,376
Other assets, net	1,008,695	961,024

Total assets	$30,833,284	$26,812,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,062,600	$899,298
Accrued expenses	2,090,035	1,944,210
Income taxes payable	199,735	41,691
Convertible debt	3,214,771	—
Deferred revenue	2,810,873	2,262,968

Total current liabilities	9,378,014	5,148,167
Income taxes payable	265,549	235,976
Deferred revenue	1,853,263	1,373,798
Deferred income taxes	717,004	708,378
Long-term convertible debt	—	3,100,290
Other liabilities	217,449	184,920

Total liabilities	12,431,279	10,751,529

Convertible debt (See Note E)	235,229	—
Commitments and contingencies (See Note M)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,069,246 and 2,052,441 shares	20,692	20,524
Additional paid-in capital	3,816,681	3,875,791
Retained earnings	13,659,284	11,759,289
Accumulated other comprehensive loss, net	(92,617)	(105,722)

Total EMC Corporation’s shareholders’ equity	17,404,040	15,549,882
Non-controlling interest in VMware, Inc.	762,736	510,592

Total shareholders’ equity	18,166,776	16,060,474

Total liabilities and shareholders’ equity	$30,833,284	$26,812,003

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
Product sales	$10,892,857	$8,828,145	$10,071,816
Services	6,122,269	5,197,765	4,804,347

	17,015,126	14,025,910	14,876,163
Costs and expenses:
Cost of product sales	4,882,031	4,406,187	4,663,667
Cost of services	2,102,114	1,874,824	1,990,127
Research and development	1,888,015	1,627,509	1,721,330
Selling, general and administrative	5,375,305	4,595,625	4,601,588
Restructuring and acquisition-related charges	84,375	107,490	244,735
In-process research and development	—	—	85,780

Operating income	2,683,286	1,414,275	1,568,936
Non-operating income (expense):
Investment income	142,536	140,430	247,049
Interest expense	(178,345)	(182,499)	(176,355)
Other income (expense), net	(39,494)	2,370	(39,405)

Total non-operating income (expense)	(75,303)	(39,699)	31,289

Income before provision for income taxes	2,607,983	1,374,576	1,600,225
Income tax provision	638,297	252,775	280,396

Net income	1,969,686	1,121,801	1,319,829
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(69,691)	(33,724)	(44,725)

Net income attributable to EMC Corporation	$1,899,995	$1,088,077	$1,275,104

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.92	$0.54	$0.62

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.88	$0.53	$0.61

Weighted average shares, basic	2,055,959	2,022,371	2,048,506

Weighted average shares, diluted	2,147,931	2,055,146	2,079,853

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Cash received from customers	$17,585,447	$14,647,691	$15,378,081
Cash paid to suppliers and employees	(12,830,684)	(11,032,859)	(11,747,031)
Dividends and interest received	102,912	109,525	240,031
Interest paid	(76,711)	(73,430)	(73,695)
Income taxes paid	(232,121)	(316,542)	(232,298)

Net cash provided by operating activities	4,548,843	3,334,385	3,565,088

Cash flows from investing activities:
Additions to property, plant and equipment	(745,412)	(411,579)	(695,899)
Capitalized software development costs	(362,956)	(304,520)	(294,973)
Purchases of short- and long-term available-for-sale securities	(6,321,535)	(5,409,540)	(3,318,545)
Sales of short- and long-term available-for-sale securities	3,625,260	5,171,449	3,189,547
Maturities of short- and long-term available-for-sale securities	437,297	704,653	204,091
Business acquisitions, net of cash acquired	(3,194,611)	(2,664,141)	(725,521)
Decrease (increase) in strategic and other related investments	85,908	(182,994)	(5,510)
Other	—	1,184	31,878

Net cash used in investing activities	(6,476,049)	(3,095,488)	(1,614,932)

Cash flows from financing activities:
Issuance of EMC’s common stock	780,732	366,361	241,060
Issuance of VMware’s common stock from the exercise of stock options	431,306	227,666	190,107
Repurchase of EMC’s common stock	(999,924)	—	(1,489,501)
Purchase of VMware’s common stock	(399,224)	—	(13,259)
VMware repurchase of VMware’s common stock	(338,527)	—	—
Proceeds from securities lending	—	—	412,321
Repayments of proceeds from securities lending	—	(412,321)	—
Excess tax benefits from stock-based compensation	281,872	46,082	97,705
Payment of long-term and short-term obligations	(4,128)	(20,835)	(6,151)
Proceeds from long-term and short-term obligations	4,066	4,969	33,707

Net cash (used in) provided by financing activities	(243,827)	211,922	(534,011)

Effect of exchange rate changes on cash	(12,328)	7,995	(54,671)

Net (decrease) increase in cash and cash equivalents	(2,183,361)	458,814	1,361,474
Cash and cash equivalents at beginning of year	6,302,499	5,843,685	4,482,211

Cash and cash equivalents at end of year	$4,119,138	$6,302,499	$5,843,685

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,969,686	$1,121,801	$1,319,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,167,550	1,073,135	1,057,511
Non-cash interest expense on convertible debt	105,649	108,347	102,581
Non-cash restructuring and other special charges	6,861	25,050	139,193
Stock-based compensation expense	667,728	600,537	501,439
Provision for doubtful accounts	18,965	14,351	34,667
Deferred income taxes, net	(49,787)	27,198	4,629
Excess tax benefits from stock-based compensation	(281,872)	(46,082)	(97,705)
Gain on Data Domain and SpringSource common stock	—	(25,822)	—
Other	(21,250)	(13,906)	(13,471)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(405,758)	241,069	73,184
Inventories	(114,111)	(158,482)	165,813
Other assets	(54,469)	3,600	(16,178)
Accounts payable	154,496	140,376	(148,821)
Accrued expenses	4,162	(80,642)	8,688
Income taxes payable	455,964	(91,142)	44,821
Deferred revenue	957,114	366,361	394,067
Other liabilities	(32,085)	28,636	(5,159)

Net cash provided by operating activities	$4,548,843	$3,334,385	$3,565,088

Non-cash investing and financing activity:
Issuance of common stock and stock options exchanged in business acquisitions	$28,668	$83,780	$4,057

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest in VMware	Shareholders’ Equity

	Shares	Par Value
Balance, January 1, 2008	2,102,187	$21,022	$3,462,673	$9,396,108	$(8,449)	$188,988	$13,060,342
Stock issued through stock option and stock purchase plans	23,538	234	240,826	—	—	—	241,060
Tax benefit from stock options exercised	—	—	109,236	—	—	—	109,236
Restricted stock grants, cancellations and withholdings, net	(633)	(6)	(56,035)	—	—	—	(56,041)
Repurchase of common stock	(112,154)	(1,121)	(1,488,380)	—	—	—	(1,489,501)
Repurchase of VMware common stock from Cisco	—	—	(13,259)	—	—	—	(13,259)
Stock options issued in business acquisitions	—	—	4,057	—	—	—	4,057
Stock-based compensation	—	—	531,086	—	—	—	531,086
Impact from equity transactions of VMware, Inc.	—	—	26,850	—	—	93,794	120,644
Actuarial loss on pension plan, net of tax benefit of $55,680	—	—	—	—	(94,563)	—	(94,563)
Change in market value of investments	—	—	—	—	(37,715)	—	(37,715)
Change in market value of derivatives	—	—	—	—	(1,145)	—	(1,145)
Translation adjustment	—	—	—	—	(38,080)	—	(38,080)
Net income	—	—	—	1,275,104	—	44,725	1,319,829

Balance, December 31, 2008	2,012,938	20,129	2,817,054	10,671,212	(179,952)	327,507	13,655,950
Stock issued through stock option and stock purchase plans	38,729	387	365,974	—	—	—	366,361
Tax benefit from stock options exercised	—	—	33,967	—	—	—	33,967
Restricted stock grants, cancellations and withholdings, net	774	8	(55,310)	—	—	—	(55,302)
Stock options issued in business acquisitions	—	—	83,780	—	—	—	83,780
Stock-based compensation	—	—	604,757	—	—	—	604,757
Impact from equity transactions of VMware, Inc.	—	—	25,569	—	—	148,522	174,091
Actuarial gain on pension plan, net of tax of $13,092	—	—	—	—	21,877	—	21,877
Change in market value of investments	—	—	—	—	34,216	839	35,055
Change in market value of derivatives	—	—	—	—	3,187	—	3,187
Translation adjustment	—	—	—	—	14,950	—	14,950
Net income	—	—	—	1,088,077	—	33,724	1,121,801

Balance, December 31, 2009	2,052,441	20,524	3,875,791	11,759,289	(105,722)	510,592	16,060,474
Stock issued through stock option and stock purchase plans	63,710	637	780,095	—	—	—	780,732
Tax benefit from stock options exercised	—	—	288,749	—	—	—	288,749
Restricted stock grants, cancellations and withholdings, net	5,762	58	(66,180)	—	—	—	(66,122)
Repurchase of common stock	(52,667)	(527)	(999,397)	—	—	—	(999,924)
EMC purchase of VMware stock	—	—	(353,915)	—	—	(45,309)	(399,224)
Stock options issued in business acquisitions	—	—	28,668	—	—	—	28,668
Stock-based compensation	—	—	684,276	—	—	—	684,276
Impact from equity transactions of VMware, Inc.	—	—	(186,177)	—	—	224,669	38,492
Actuarial loss on pension plan, net of tax benefit of $1,392	—	—	—	—	(4,057)	—	(4,057)
Change in market value of investments	—	—	—	—	29,941	3,093	33,034
Change in market value of derivatives	—	—	—	—	(8,145)	—	(8,145)
Translation adjustment	—	—	—	—	(4,634)	—	(4,634)
Reclassification of convertible debt to mezzanine (Note E)	—	—	(235,229)	—	—	—	(235,229)
Net income	—	—	—	1,899,995	—	69,691	1,969,686

Balance, December 31, 2010	2,069,246	$20,692	$3,816,681	$13,659,284	$(92,617)	$762,736	$18,166,776

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Net income	$1,969,686	$1,121,801	$1,319,829
Other comprehensive income (loss), net of taxes (benefits):
Recognition of actuarial net gain (loss) from pension and other postretirement plans, net of taxes (benefits) of $(1,392), $13,092 and $(55,680)	(4,057)	21,877	(94,563)
Foreign currency translation adjustments	(4,634)	14,950	(38,080)
Changes in market value of investments, including unrealized gains (losses) and reclassification adjustments to net income, net of taxes (benefits) of $19,756, $23,381 and $(25,025)	33,034	35,055	(37,715)
Changes in market value of derivatives, net of taxes (benefits) of $(4,002), $707 and $(127)	(8,145)	3,187	(1,145)

Other comprehensive income (loss)	16,198	75,069	(171,503)

Comprehensive income	1,985,884	1,196,870	1,148,326
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(69,691)	(33,724)	(44,725)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(3,093)	(839)	—

Comprehensive income attributable to EMC Corporation	$1,913,100	$1,162,307	$1,103,601

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Company

EMC Corporation (“EMC”) and its subsidiaries develop, deliver and support the Information Technology (“IT”) industry’s broadest range of information infrastructure and virtual infrastructure technologies, solutions and services.

EMC’s Information Infrastructure business provides a foundation for organizations to store, manage, protect and secure their vast and ever-increasing quantities of information, improve business agility, lower cost of ownership and enhance their competitive advantage within traditional data centers, virtual data centers and cloud-based IT infrastructures. EMC’s Information Infrastructure business comprises three segments – Information Storage, RSA Information Security and Information Intelligence Group.

EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization and cloud infrastructure software solutions.

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

EMC’s interest in VMware was approximately 80% and 81% as of December 31, 2010 and 2009, respectively. VMware’s financial results have been consolidated with that of EMC for all periods presented as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interest in VMware, Inc. on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as non-controlling interest in VMware, Inc. on EMC’s consolidated balance sheets.

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

Systems sales consist of the sale of hardware storage, required storage operating systems and hardware-related devices. Revenue for hardware is generally recognized upon shipment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Software sales

Software sales consist of the sale of optional value-added software application programs. Our software application programs provide customers with resource management, backup and archiving, information security, information management and intelligence and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of final royalty reports or payments from third parties.

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

When more than one element, such as hardware, software and services are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support and other services and (2) software components, such as optional software application programs and related items, such as post-contract customer support and other services. We then allocate revenue within the non-software category to each element based upon their relative selling price using estimated selling prices (“ESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) does not exist. We allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If we cannot objectively determine the fair value of any undelivered element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionality, entitlements, or the release number of an upgrade or new product have been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether we have established VSOE of fair value for the upgrade or new product. On occasion, VSOE of fair value of these upgrades or new products is established based upon the price set by management. We have a history of selling such upgrades or new products on a stand-alone basis.

•	Shipping terms

Our sales contracts generally provide for the customer to accept risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of risk of loss at shipping point, we defer recognizing revenue until risk of loss transfers to the customer.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Deferred Revenue

Our deferred revenue consists primarily of deferred hardware and software maintenance, recognized ratably over the contract term and deferred professional services, including education and training, which are recognized as delivered.

Shipping and Handling Costs

Shipping and handling costs are classified in cost of product sales.

Foreign Currency Translation

The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

Gains and losses from foreign currency transactions are included in other expense, net, and consist of net losses of $4.5 million in 2010, $21.2 million in 2009 and $28.4 million in 2008. Foreign currency translation adjustments are included in other comprehensive income (loss).

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

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges and we did not have any derivatives designated as fair value hedges as of December 31, 2010. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive loss until the underlying forecasted transactions occur. To achieve hedge accounting, certain criteria must be met, which includes (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the consolidated income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the consolidated income statement, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to other expense, net, in the consolidated income statement in the then-current period. Any ineffective portion of the derivatives

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2010, 2009 and 2008 were $152 million, $108 million and $149 million, respectively.

We do not engage in currency speculation. For purposes of presentation within the consolidated statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2011 when our $1.725 billion 1.75% convertible senior notes become due. As such, the gain or loss on these hedges will be recognized in other comprehensive loss until the underlying exposure is realized.

Our derivatives and their related activities are not material to our Consolidated Balance Sheet or Consolidated Income Statement.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and short-term commercial paper. Cash equivalents are stated at fair value. Total cash equivalents were $2,584.4 million and $5,101.5 million at December 31, 2010 and 2009, respectively. See Note F.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2010 and 2009 were as follows (table in thousands):

	December 31,
	2010	2009
Current	$57,385	$47,414
Non-current (included in other assets, net)	3,150	3,700

	$60,535	$51,114

Investments

Unrealized gains and temporary loss positions on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to investment income. Realized gains and losses and other-than-temporary impairments are reflected in the consolidated income statement in investment income.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the income statement. Repair and maintenance costs, including planned maintenance, are expensed as incurred.

Research and Development and Capitalized Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the products’ remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the products’ estimated economic life. Unamortized software development costs were $566.0 million and $481.1 million at December 31, 2010 and 2009, respectively, and are included in other assets, net. Amortization expense was $314.6 million, $283.0 million and $230.3 million in 2010, 2009 and 2008, respectively. Amounts capitalized were $399.5 million, $329.1 million and $326.5 million in 2010, 2009 and 2008, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statement of cash flow as it is a non-cash item.

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

We test goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting unit’s book value to its estimated fair market value.

Investments in Joint Ventures

Investments in joint ventures are accounted for under the equity method. Our portion of the gains and losses are recognized in the Other Income (Expense) line in the Consolidated Income Statements.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $40.1 million, $23.5 million and $19.2 million in 2010, 2009 and 2008, respectively.

Legal Costs

Legal costs incurred in connection with loss contingencies are recognized when the costs are probable of occurrence and can be reasonably estimated.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Sales Taxes

Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as cash or accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet as cash is collected from the customers and remitted to the tax authority.

Earnings Per Share

Basic net income per share is computed using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the shares issuable under our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”), and the associated warrants. See Note E for further information regarding the Notes and the associated warrants and Note N for further information regarding the calculation of diluted net income per weighted average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

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

Concentrations of Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of bank deposits, money market investments, short- and long-term investments, accounts and notes receivable, and foreign currency exchange contracts. Deposits held with banks in the United States may exceed the amount of FDIC insurance provided on such deposits. Deposits held with banks outside the United States generally do not benefit from FDIC insurance. The majority of our day-to-day banking operations globally are maintained with Citibank. We believe that Citibank’s position as a primary clearing bank, coupled with the substantial monitoring of their daily liquidity, both by their internal processes and by the Federal Reserve and the FDIC, mitigate some of our risk.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $60.5 million and $51.1 million at December 31, 2010 and 2009, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed among a large number of customers, minimizing the reliance on any particular customer or group of customers. Dell Inc., one of our channel partners, accounted for 11.5% of our revenues in 2008.

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

New Accounting Guidance Recently Adopted

In September 2009, the FASB amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. Additionally, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to provide for how the deliverables in an arrangement should be separated and how the consideration should be allocated using the relative selling price method. This guidance requires an entity to allocate revenue in an arrangement using ESP of deliverables if a vendor does not have VSOE or TPE and effectively eliminates use of the residual method in such cases.

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

The new accounting guidance did not have a material impact on our financial position or results of operations for the year ended December 31, 2010 and did not change the units of accounting for our revenue transactions. Specifically, for our product sales that contain software components and non-software components that function together to deliver the product’s essential functionality, the difference of applying the relative selling price method to such transactions under the new guidance, as compared to the residual method under the previous guidance, was insignificant. Our undelivered elements are typically software-related services which we account for utilizing VSOE to determine fair value. Our assessment considered that the amounts recorded as revenue for delivered elements are limited to the amounts not contingent on the future delivery of products or services.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The new accounting guidance for revenue recognition is not expected to have a significant effect on revenue when applied to our multiple element arrangements based on our current go-to-market strategies due to the existence of VSOE of fair value for the typical undelivered elements in most of our product and service offerings in the future.

The new accounting standards, if applied to the year ended December 31, 2009, would not have had a material impact on our revenue for that year.

B. Non-controlling Interest in VMware, Inc.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $762.7 million and $510.6 million as of December 31, 2010 and 2009, respectively. At December 31, 2010, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.

The effects of changes in our ownership interest in VMware on our equity were as follows (table in thousands):

	For the Twelve Months Ended
	December 31, 2010	December 31, 2009
Net income attributable to EMC Corporation	$1,899,995	$1,088,077
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	151,274	85,226
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(337,451)	(59,657)

Net transfers (to) from non-controlling interest	(186,177)	25,569

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,713,818	$1,113,646

C. Acquisitions

2010 Acquisitions

Acquisition of Isilon Systems, Inc.

In the fourth quarter of 2010, we acquired all of the outstanding capital stock of Isilon Systems, Inc. (“Isilon”), a “scale-out NAS” (network attached storage) systems company. This acquisition further complements and expands our Information Storage business.

The purchase price for Isilon, net of cash and investments, was $2,327.9 million, which consisted of $2,301.1 million of cash consideration and $26.8 million for the fair value of our stock options granted in exchange for existing Isilon options. We incurred $0.6 million of transaction costs for legal and accounting services, which are included in restructuring and acquisition-related charges in our Consolidated Income Statements. The fair value of our stock options issued to employees of Isilon was estimated using a Black-Scholes option pricing model.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents the allocation of the Isilon purchase price (table in thousands):

Trade accounts receivable (approximates contractual value)	$38,565
Other current assets	17,448
Property and equipment	8,678
Intangible assets:
Developed technology (weighted-average useful life of 3.1 years)	115,300
Customer maintenance relationships (weighted-average useful life of 6.6 years)	142,900
Customer product relationships (weighted-average useful life of 4.3 years)	159,600
Tradename (weighted-average useful life of 2.4 years)	7,700
IPR&D	43,900

Total intangible assets	469,400
Goodwill	1,974,536
Current liabilities	(51,910)
Income tax payable	(272)
Deferred revenue	(37,800)
Deferred income taxes	(90,758)

Total purchase price	$2,327,887

The total weighted-average amortization period for intangible assets is 4.6 years. The intangible assets are being amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. The goodwill associated with this acquisition is reported within our Information Storage segment. None of the goodwill is deductible for tax purposes. The goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, which we believe will result in incremental revenue and profitability.

Other 2010 Acquisitions

In the first quarter of 2010, we acquired all of the outstanding capital stock of Archer Technologies, LLC, a provider of governance, risk and compliance software. This acquisition complements and expands our RSA Information Security segment. Additionally, VMware acquired two businesses, Zimbra and RTO Software, Inc.

In the second quarter of 2010, VMware acquired two businesses, Rabbit Technologies, Ltd. and GemStone Systems, Inc.

In the third quarter of 2010, we acquired all of the outstanding capital stock of Greenplum, Inc., a provider of disruptive data warehousing technology. This acquisition complements and expands our Information Storage segment. Additionally, VMware acquired two businesses, Integrien and Tricipher.

In the fourth quarter of 2010, we acquired all of the capital stock of Bus-Tech, Inc., a provider of information infrastructure solutions. This acquisition complements and expands our Information Storage segment.

The aggregate purchase price, net of cash acquired for all 2010 acquisitions, excluding Isilon, was $895.4 million, which consisted of $893.5 million of cash and $1.9 million in fair value of our stock options issued in exchange for the acquirees’ stock options and resulted in goodwill of $631.4 million.

The fair value of our stock options for all acquisitions in 2010 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	2.0
Expected volatility	29.0%
Risk-free interest rate	0.7%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents the aggregate allocation of the purchase price for all the aforementioned acquisitions, excluding Isilon, to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 4.7 years)	$158,860
Customer relationships (weighted-average useful life of 6.4 years)	74,280
Tradename and trademark (weighted-average useful life of 2.5 years)	12,620
Other (weighted-average useful life of 2.1 years)	3,379

Total intangible assets	$249,139

The total weighted-average amortization period for the intangible assets is 4.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total goodwill recognized from the aforementioned acquisitions, including Isilon, was $2,605.9 million.

In-process Research and Development

We acquired two IPR&D projects in 2010 as part of the Isilon acquisition. Both projects, totaling $43.9 million, are expected to be completed in 2012.

The value assigned to the IPR&D projects was determined utilizing the income approach by determining cash flow projections relating to the projects. We applied discount rates ranging from 19% to 22% to determine the value of the IPR&D projects. Under new business combination guidance effective in 2009, each IPR&D project is capitalized and will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefits of the intangible assets are being utilized.

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

The purchase price for Data Domain, net of cash and investments, was $2,017.3 million, which consisted of $1,933.9 million of cash consideration and $83.4 million for the fair value of our stock options granted in exchange for existing Data Domain options. We incurred $12.0 million of transaction costs for financial advisory, legal and accounting services, which are included in restructuring and acquisition-related charges in our Consolidated Income Statements. The fair value of our stock options issued to employees of Data Domain was estimated using a Black-Scholes option pricing model.

The consolidated financial statements include the results of Data Domain from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents the allocation of the Data Domain purchase price (table in thousands):

Trade accounts receivable (approximates contractual value)	$72,455
Other current assets	9,275
Property and equipment	40,403
Intangible assets:
Developed technology (weighted-average useful life of 2.6 years)	106,300
Customer maintenance relationships (weighted-average useful life of 5.8 years)	133,700
Customer product relationships (weighted-average useful life of 4.2 years)	111,500
Tradename (weighted-average useful life of 2.0 years)	6,400
IPR&D	174,600

Total intangible assets	532,500
Other long-term assets	60
Goodwill	1,658,321
Current liabilities	(67,212)
Income tax payable	(4,671)
Deferred revenue	(60,800)
Deferred income taxes	(152,818)
Long-term liabilities	(10,243)

Total purchase price	$2,017,270

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

Additionally, we acquired all of the capital stock of Kazeon Systems, Inc., a provider of eDiscovery products and solutions which allow corporations, legal service providers and law firms to efficiently search, classify and analyze the growing volumes of information dispersed through their networks. This acquisition complements and expands our Information Intelligence Group segment. VMware acquired the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), a leader in enterprise and web application development and management. Through the acquisition of SpringSource, VMware plans to deliver new solutions that enable companies to more efficiently build, run and manage applications within both internal and external cloud architectures that can host both existing and new applications. These solutions will extend VMware’s strategy to deliver solutions that can be hosted at customer data centers or at service providers. This acquisition will also support VMware’s mission to simplify enterprise information technology and make customer environments more efficient, scalable and easier to manage. The purchase price for SpringSource, net of cash acquired, was approximately $372.5 million, which consisted of $356.3 million of cash consideration and $16.2 million for the fair value of VMware stock options granted in exchange for existing SpringSource options.

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

The total weighted-average amortization period for the intangible assets is 4.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total goodwill recognized from the aforementioned acquisitions was $2,189.2 million.

In-process Research and Development

We acquired four IPR&D projects in 2009 as part of the Configuresoft and Data Domain acquisitions. One of the products valued at $58.1 million was completed in the fourth quarter of 2009. The three remaining projects were completed in 2010.

The value assigned to the IPR&D projects was determined utilizing the income approach by determining cash flow projections relating to the projects. We applied discount rates ranging from 17% to 21% to determine the value of the IPR&D projects. Each IPR&D project is capitalized and will be assessed for impairment until completed. Upon completion, each project will be amortized over its estimated useful life over the pattern in which the economic benefits of the intangible assets are being utilized.

2008 Acquisitions

During 2008, we acquired twelve companies. EMC acquired six of the companies for its Information Infrastructure business. These acquisitions have helped us further enhance and expand our Information Storage and Information Intelligence Group segments. VMware acquired six of the companies. In connection with these acquisitions, VMware acquired technologies that are complementary to VMware’s core virtualization technology.

The aggregate purchase price, net of cash acquired for all 2008 acquisitions was $759.6 million, which consisted of $743.5 million of cash, $4.1 million in fair value of our stock options issued in exchange for the acquirees’ stock options and $12.0 million of transaction costs, which primarily consisted of fees incurred by us for financial advisory, legal and accounting services. None of these acquisitions were individually material to EMC. The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

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

The total weighted-average amortization period for the intangible assets is 6.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total goodwill recognized from the aforementioned acquisitions was $485.6 million.

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

Pro forma Effects of the Acquisitions

The following gives pro forma effect as if the 2010 acquisitions, 2009 acquisitions and the 2008 acquisitions had been consummated as of the beginning of the prior fiscal year. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (table in thousands, except per share data):

	(unaudited) For the Year Ended December 31,
	2010	2009	2008
Revenue	$17,081,006	$14,413,370	$15,202,624
Net income attributable to EMC Corporation	$1,826,452	$998,963	$1,162,891
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.89	$0.49	$0.56
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.85	$0.49	$0.56

The pro forma impact on reported net income per weighted average share was primarily attributable to amortization of acquired intangible assets, foregone interest income on cash paid for the acquisitions and expensing of IPR&D for transactions consummated in 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

D. Intangibles and Goodwill

Intangible Assets

Intangible assets, excluding goodwill, as of December 31, 2010 and 2009 consist of (tables in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,509,616	$(873,095)	$636,521
Patents	62,170	(62,134)	36
Software licenses	84,583	(72,115)	12,468
Trademarks and tradenames	171,651	(74,725)	96,926
Customer relationships and customer lists	1,275,908	(447,411)	828,497
IPR&D	43,900	—	43,900
Other	25,632	(19,713)	5,919

Total intangible assets, excluding goodwill	$3,173,460	$(1,549,193)	$1,624,267

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,121,385	$(743,938)	$377,447
Patents	62,170	(62,130)	40
Software licenses	78,873	(59,040)	19,833
Trademarks and tradenames	153,331	(57,339)	95,992
Customer relationships and customer lists	899,128	(329,518)	569,610
IPR&D	116,930	—	116,930
Other	22,303	(16,523)	5,780

Total intangible assets, excluding goodwill	$2,454,120	$(1,268,488)	$1,185,632

Amortization expense on intangibles was $285.3 million, $247.8 million and $280.9 million in 2010, 2009 and 2008, respectively. As of December 31, 2010, amortization expense on intangible assets for the next five years is expected to be as follows (table in thousands):

2011	$315,078
2012	298,145
2013	273,808
2014	228,498
2015	181,467

Total	$1,296,996

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2010 and 2009 consist of the following (tables in thousands):

	Year Ended December 31, 2010
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376
Goodwill acquired	2,287,712	—	140,013	178,201	2,605,926
Tax deduction from exercise of stock options	(548)	(2,424)	(1,103)	—	(4,075)
Other adjustments	(275,405)	—	—	275,405	—
Finalization of purchase price allocations	(27,504)	(6,193)	(5,105)	(775)	(39,577)

Balance, end of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other adjustments to goodwill include the transfer of the goodwill related to the Ionix information technology management business from the Information Storage segment to the VMware Virtual Infrastructure segment. The goodwill transfer related to the common control acquisition of certain software product technology and related capabilities of our Ionix business by VMware. See Note R for additional details.

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

Valuation of Goodwill and Intangibles

We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our segments, is one step below our reporting segment level. For each assessment, we compare the market value of the reporting unit to its carrying value. We estimate fair value by employing various methodologies, including comparisons to similar industry companies as well as discounted cash flow estimates. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. All of these estimates were based on information used by the business for planning purposes. There was no impairment in 2010, 2009 or 2008.

Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset.

E. Convertible Debt

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2010, the contingent conversion thresholds on the Notes were exceeded. As a result, the Notes are convertible at the option of the holder through March 31, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value and the Notes have been classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert such Notes in future quarters. The determination of whether the Notes are convertible will be performed on a quarterly basis. Consequently, the Notes might not be convertible in future quarters and therefore the 2013 Notes may be reclassified as long-term debt, if the contingent conversion thresholds are not met.

The carrying amount reported in the consolidated balance sheet as of December 31, 2010 for our convertible debt was $3,450.0 million and the fair value was $5,102.8 million. The carrying amount of the equity component was $433.9 million at December 31, 2010.

The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year.

The following table represents the key components of our convertible debt (table in thousands):

	For the Twelve Months Ended
	2010	2009	2008
Contractual interest expense on the coupon	$60,375	$60,375	$60,375
Amortization of the discount component recognized as interest expense	114,481	108,347	102,581

Total interest expense on the convertible debt	$174,856	$168,722	$162,956

As of December 31, 2010, the unamortized discount consists of $58.4 million which will be amortized over 2011 and an unamortized discount of $176.8 million which will be amortized over 3 years. The effective interest rate on the Notes was 5.6% for the years ended December 31, 2010, 2009 and 2008.

In connection with the sale of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. Half of the Purchased Options expire on December 1, 2011 and the remaining half of the Purchased Options expire on December 1, 2013. We paid an aggregate amount of $669.1 million of the proceeds from the sale of the Notes for the Purchased Options that was recorded as additional paid-in-capital in Shareholders’ Equity.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants have expiration dates between February 15, 2012 and March 15, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. We received aggregate proceeds of $391.1 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares.

The Purchased Options and associated warrants will generally have the effect of increasing the conversion price of the Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006.

F. Fair Value of Financial Assets and Liabilities

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Most of our debt securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities and all of our auction rate securities, which are classified as Level 3. At December 31, 2010, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2010. At December 31, 2010, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At December 31, 2010 and December 31, 2009, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at December 31, 2010 and 2009 (tables in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,737,782	$11,286	$(2,674)	$1,746,394
U.S. corporate debt securities	1,239,325	13,608	(1,307)	1,251,626
High yield corporate debt securities	421,469	18,306	(1,943)	437,832
Asset-backed securities	34,730	152	(1)	34,881
Municipal obligations	1,095,338	3,829	(3,266)	1,095,901
Auction rate securities	155,950	—	(9,906)	146,044
Foreign debt securities	653,251	6,878	(714)	659,415

Total	$5,337,845	$54,059	$(19,811)	$5,372,093

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,086,773	$8,021	$(2,982)	$1,091,812
U.S. corporate debt securities	631,810	8,716	(512)	640,014
High yield corporate debt securities	234,543	4,412	(724)	238,231
Asset-backed securities	14,119	356	(1)	14,474
Municipal obligations	583,690	6,902	(118)	590,474
Auction rate securities	253,617	—	(19,165)	234,452
Foreign debt securities	274,312	1,931	(538)	275,705

Total	$3,078,864	$30,338	$(24,040)	$3,085,162

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash	$1,534,786	$—	$—	$1,534,786
Cash equivalents	2,522,172	62,180	—	2,584,352
U.S. government and agency obligations	993,165	753,229	—	1,746,394
U.S. corporate debt securities	—	1,251,626	—	1,251,626
High yield corporate debt securities	—	437,832	—	437,832
Asset-backed securities	—	34,881	—	34,881
Municipal obligations	—	1,095,901	—	1,095,901
Auction rate securities	—	—	146,044	146,044
Foreign debt securities	—	659,415	—	659,415

Total cash and investments	$5,050,123	$4,295,064	$146,044	$9,491,231

Other items:
Foreign exchange derivative assets	$—	$19,655	$—	$19,655
Foreign exchange derivative liabilities	—	(21,975)	—	(21,975)
Commodity derivative liabilities	—	(647)	—	(647)
Interest rate swap contracts	—	(7,762)	—	(7,762)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash	$1,201,026	$—	$—	$1,201,026
Cash equivalents	5,101,473	—	—	5,101,473
U.S. government and agency obligations	621,726	470,086	—	1,091,812
U.S. corporate debt securities	—	640,014	—	640,014
High yield corporate debt securities	—	238,231	—	238,231
Asset-backed securities	—	14,474	—	14,474
Municipal obligations	—	590,474	—	590,474
Auction rate securities	—	—	234,452	234,452
Foreign debt securities	—	275,705	—	275,705

Total cash and investments	$6,924,225	$2,228,984	$234,452	$9,387,661

Other items:
Foreign exchange derivative assets	$—	$15,136	$—	$15,136
Foreign exchange derivative liabilities	—	(23,275)	—	(23,275)

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $19.1 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both December 31, 2010 and December 31, 2009 as credit spreads on AA-rated banks remained constant.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial assets for the years ended December 31, 2010 and 2009 (table in thousands):

	2010	2009
Balance, beginning of the year	$234,452	$199,169
Transfers in from acquisitions	—	30,648
Sales	(56,755)	(7,248)
Calls	(40,912)	—
Decrease in previously recognized unrealized losses included in other comprehensive income (loss)	9,259	11,883

Balance, end of the year	$146,044	$234,452

During 2010, we had $97.6 million of sales and calls of our auction rate securities. They were all at par value.

Unrealized losses on investments at December 31, 2010 and 2009 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (tables in thousands):

December 31, 2010	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$491,897	$(2,569)	$5,474	$(105)	$497,371	$(2,674)
U.S. corporate debt securities	291,157	(1,307)	—	—	291,157	(1,307)
High yield corporate debt securities	66,537	(1,943)	—	—	66,537	(1,943)
Asset-backed securities	6,998	—	5	(1)	7,003	(1)
Municipal obligations	599,814	(3,266)	—	—	599,814	(3,266)
Auction rate securities	—	—	146,044	(9,906)	146,044	(9,906)
Foreign debt securities	104,934	(714)	—	—	104,934	(714)

Total	$1,561,337	$(9,799)	$151,523	$(10,012)	$1,712,860	$(19,811)

December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$490,483	$(2,938)	$1,363	$(44)	$491,846	$(2,982)
U.S. corporate debt securities	78,706	(351)	3,012	(161)	81,718	(512)
High yield corporate debt securities	60,865	(724)	—	—	60,865	(724)
Asset-backed securities	5	(1)	—	—	5	(1)
Municipal obligations	46,618	(118)	—	—	46,618	(118)
Auction rate securities	—	—	234,452	(19,165)	234,452	(19,165)
Foreign debt securities	144,761	(538)	—	—	144,761	(538)

Total	$821,438	$(4,670)	$238,827	$(19,370)	$1,060,265	$(24,040)

Investment Losses

For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2010, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual Maturities

The contractual maturities of investments held at December 31, 2010 are as follows (table in thousands):

	December 31, 2010
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,137,549	$1,139,830
Due after 1 year through 5 years	3,423,745	3,450,916
Due after 5 years through 10 years	385,612	398,005
Due after 10 years	390,939	383,342

Total	$5,337,845	$5,372,093

Short-term investments in the balance sheet include $118.7 million of variable rate demand notes, which have contractual maturities ranging from 2011 through 2048, are not classified within investments due within one year above.

G. Inventories

Inventories consist of (table in thousands):

	December 31, 2010	December 31, 2009
Purchased parts	$11,833	$73,612
Work-in-process	544,889	469,901
Finished goods	299,683	342,776

	$856,405	$886,289

H. Accounts and Notes Receivable and Allowance for Credit Losses

Accounts and Notes Receivable

Our accounts and notes receivable are recorded at cost. The portion of our notes receivable due in one year or less are included in accounts and notes receivable and the long-term portion is included in other assets, net. Lease receivables arise from sales-type leases of products. We typically sell, without recourse, the contractual right to the lease payment stream and assets under lease to third parties. For certain customers we retain the lease.

The contractual amounts due under our leases as of December 31, 2010 were as follows (table in thousands):

Year	Contractual amounts due under leases
2011	$115,477
2012	87,584
2013	73,277
Thereafter	2,071

Total	278,409
Less amounts representing interest	9,608

Present value	268,801
Current portion (included in accounts and notes receivable)	99,520

Long-term portion (included in other assets, net)	$169,281

Subsequent to December 31, 2010, we sold $31.0 million of these notes to third parties without recourse.

We maintain an allowance for credit losses on our accounts and notes receivable. The allowance is based on the credit worthiness of our customers, including an assessment of the customer’s financial position, operating performance and their ability

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to meet their contractual obligation. We assess the credit scores for our customers each quarter. In addition, we consider our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of December 31, 2010, amounts from lease receivables past due for more than 90 days was not material to notes receivable.

The following table presents the activity of our allowance for credit losses related to lease receivables for the years ended December 31, 2010 and 2009 (table in thousands):

	December 31, 2010	December 31, 2009
Beginning Balance	$40,199	$28,269
Recoveries	(25,171)	(9,801)
Provisions	29,633	21,731

Ending Balance	$44,661	$40,199

Gross lease receivables totaled $278.4 million and $182.5 million in 2010 and 2009, respectively, before the allowance. The components of these balances were individually evaluated for impairment by management.

In 2009, we entered into term loan agreements with Quantum Corporation (“Quantum”), pursuant to which Quantum borrowed $121.7 million from us. The agreements required quarterly interest payments at a rate of 12% per annum. The scheduled maturity date of the loans was September 30, 2014, with the exception of $21.7 million which was to be due December 31, 2011. These notes were paid in full by Quantum in the fourth quarter of 2010.

I. Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	December 31, 2010	December 31, 2009
Furniture and fixtures	$251,159	$229,006
Equipment	4,025,813	3,447,209
Buildings and improvements	1,580,595	1,427,656
Land	115,899	122,260
Building construction in progress	98,345	91,501

	6,071,811	5,317,632
Accumulated depreciation	(3,543,379)	(3,093,286)

	$2,528,432	$2,224,346

Depreciation expense was $595.3 million, $565.5 million and $561.1 million in 2010, 2009 and 2008, respectively.

J. Accrued Expenses

Accrued expenses consist of (table in thousands):

	December 31, 2010	December 31, 2009
Salaries and benefits	$861,434	$742,748
Standard product warranties	236,131	271,594
Restructuring (See Note P)	81,764	105,760
Other	910,706	824,108

	$2,090,035	$1,944,210

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

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of the year	$271,594	$269,218	$263,561
Provision	120,296	145,517	160,556
Amounts charged to the accrual	(155,759)	(143,141)	(154,899)

Balance, end of the year	$236,131	$271,594	$269,218

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

K. Income Taxes

Our provision (benefit) for income taxes consists of (table in thousands):

	2010	2009	2008
Federal:
Current	$518,309	$181,578	$156,501
Deferred	4,170	7,977	9,681

	522,479	189,555	166,182

State:
Current	49,488	13,114	18,387
Deferred	(20,419)	13,419	1,128

	29,069	26,533	19,515

Foreign:
Current	120,287	30,885	100,879
Deferred	(33,538)	5,802	(6,180)

	86,749	36,687	94,699

Total provision for income taxes	$638,297	$252,775	$280,396

In 2010, 2009 and 2008, we were able to utilize $46.9 million, $68.9 million and $52.6 million, respectively, of net operating loss carryforwards and tax credits to reduce the current portion of our tax provision.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	1.0	1.0	1.2
Resolution of uncertain tax positions	(0.6)	(4.5)	(2.9)
Tax rate differential for international jurisdictions and other international related tax items	(12.2)	(17.5)	(15.9)
U.S. tax credits	(3.3)	(3.1)	(5.2)
Changes in valuation allowance	(0.6)	—	—
International reorganization of acquired companies	3.2	4.4	—
Permanent items	2.5	4.2	5.3
Other	(0.5)	(1.1)	—

	24.5%	18.4%	17.5%

In 2009, we effected a plan to reorganize our international operations by transferring certain assets of our RSA and Data Domain entities and legacy foreign corporations owned directly by EMC into a single EMC international holding company. As a result of this reorganization, we incurred income taxes which negatively impacted the rate by 4.4 percentage points.

In 2010, a continuation of the reorganization of international operations was effected which included the transfer of certain assets of Isilon, Archer Technologies and Bus-Tech into the single EMC international holding company, which negatively impacted the rate by 3.2 percentage points.

The components of the current and noncurrent deferred tax assets and liabilities are as follows (table in thousands):

	December 31, 2010		December 31, 2009
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$49,636	$—	$77,052	$—
Inventory	80,500	—	62,840	—
Accrued expenses	254,775	—	253,803	—
Deferred revenue	224,921	—	170,479	—

Total current	609,832	—	564,174	—
Noncurrent:
Property, plant and equipment, net	—	(102,962)	—	(129,381)
Intangible and other assets, net	—	(633,225)	—	(504,140)
Equity	—	(156,802)	—	(199,490)
Deferred revenue	—	(22,313)	—	(29,045)
Other noncurrent liabilities	—	(47,526)	—	(56,827)
Credit carryforwards	44,248	—	30,481	—
Net operating losses	157,541	—	139,092	—
Other comprehensive loss	48,385	—	62,747	—

Total noncurrent	250,174	(962,828)	232,320	(918,883)

Gross deferred tax assets and liabilities	860,006	(962,828)	796,494	(918,883)
Valuation allowance	(4,350)	—	(21,815)	—

Total deferred tax assets and liabilities	$855,656	$(962,828)	$774,679	$(918,883)

We have gross federal and foreign net operating loss carryforwards of $288.3 million and $80.3 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these net operating losses will begin to expire in 2014, while others have an unlimited carryforward period.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have federal and state credit carryforwards of $20.6 million and $23.6 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these credits will begin to expire in 2011, while others have an unlimited carryforward period.

The valuation allowance decreased from $21.8 million at December 31, 2009 to $4.4 million at December 31, 2010. The decrease was attributable to a reduction for a certain subsidiary’s foreign net operating loss carryforward. The valuation allowance relates to foreign net operating loss carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $5.1 billion and $4.3 billion at December 31, 2010 and 2009, respectively, and consisted primarily of undistributed earnings permanently invested in these entities. The change in the basis difference in 2010 was mainly attributable to income earned in the current year. If these earnings were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2010, 2009 and 2008 was $1.2 billion, $0.9 billion and $1.1 billion, respectively.

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the three years ended December 31:

	2010	2009	2008
Unrecognized tax benefits, beginning of year	$197.1	$218.5	$206.7
Tax positions related to current year:
Additions	47.6	52.1	62.4
Reductions	—	—	—
Tax positions related to prior years:
Additions	23.7	4.6	5.1
Reductions	(20.2)	(66.7)	(40.2)
Settlements	(5.0)	(2.9)	(0.3)
Lapses in statutes of limitations	(12.9)	(8.5)	(15.2)

Unrecognized tax benefits, end of year	$230.3	$197.1	$218.5

As of December 31, 2010, 2009 and 2008, $221.8 million, $195.1 million and $213.0 million, respectively, of the unrecognized tax benefits, if recognized, would have been recorded as a reduction to income tax expense. The remainder would be an adjustment to shareholders’ equity.

We have substantially concluded all U.S. federal income tax matters for years through 2006 and are currently under audit for U.S. federal income taxes for 2007 and 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2004. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that up to $41.4 million of unrecognized tax positions may be recognized within one year.

The $66.7 million reduction during 2009 for tax positions related to prior years is principally due to the resolution of certain transfer pricing matters and the completion of the 2005 and 2006 U.S. federal income tax audits.

We recognize interest expense and penalties related to income tax matters in income tax expense. For 2010, $1.1 million in interest expense was recognized, whereas for 2009 and 2008, $4.3 million and $1.3 million, respectively, in net interest expense was reversed. In addition to the unrecognized tax benefits noted above, we had accrued interest and penalties of $30.5 million, $29.9 million and $34.2 million as of December 31, 2010, 2009 and 2008, respectively.

L. Retirement Plan Benefits

401(k) Plan

EMC’s Information Infrastructure business has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contributions amounted to $34.3 million, $27.1 million and $60.4 million in 2010, 2009 and 2008, respectively. We only matched employees’ contributions in the second half of 2010.

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

Our investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2010, the Data General U.S. pension plan held $0.5 million of our common stock.

The Data General U.S. pension plan (the “Pension Plan”) is summarized in the following tables. The other pension plans are not presented because they do not have a material impact on our consolidated financial position or results of operations.

The components of the change in benefit obligation of the Pension Plan is as follows (table in thousands):

	December 31, 2010	December 31, 2009
Benefit obligation, at beginning of year	$386,316	$351,074
Interest cost	22,685	22,027
Benefits paid	(15,516)	(13,635)
Settlement payments	—	(1)
Actuarial loss	33,728	26,851

Benefit obligation, at end of year	$427,213	$386,316

The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plan is as follows (table in thousands):

	December 31, 2010	December 31, 2009
Fair value of plan assets, at beginning of year	$353,562	$296,698
Actual return on plan assets	41,571	70,500
Benefits paid	(15,516)	(13,635)
Settlement payments	—	(1)

Fair value of plan assets, at end of year	$379,617	$353,562

We did not make any contributions to the Pension Plan in 2010 or 2009 and we do not expect to make a contribution to the Pension Plan in 2011. The under-funded status of the Pension Plan at December 31, 2010 and 2009 was $47.6 million and $32.8 million, respectively. This amount is classified as a component of other long-term liabilities on the balance sheet.

In 2010, $12.6 million of the accumulated actuarial loss and prior services cost associated with the Pension Plan were reclassified from accumulated comprehensive loss to a component of net periodic benefit cost. Additionally, the Pension Plan had

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

net losses of $16.5 million that arose during 2010 primarily as a result of increases in the fair value of the plan assets. We expect that $12.5 million of the total balance included in accumulated other comprehensive loss at December 31, 2010 will be recognized as a component of net periodic benefit costs in 2011. We do not expect to receive any refunds from the Pension Plan in 2011.

The components of net periodic expense (benefit) of the Pension Plan are as follows (table in thousands):

	2010	2009	2008
Interest cost	$22,685	$22,027	$21,876
Expected return on plan assets	(23,304)	(23,832)	(34,142)
Recognized actuarial loss	12,616	14,584	2,683

Net periodic expense (benefit)	$11,997	$12,779	$(9,583)

The weighted-average assumptions used in the Pension Plan to determine benefit obligations at December 31 are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Discount rate	5.4%	6.0%	6.6%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the Pension Plan to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Discount rate	6.0%	6.6%	6.6%
Expected long-term rate of return on plan assets	6.75%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The benefit payments are expected to be paid in the following years (table in thousands):

2011	$18,264
2012	19,427
2013	20,443
2014	21,510
2015	22,811
2016 – 2020	138,031

Fair Value of Plan Assets

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2010:

Common Collective Trusts – valued at the net asset value calculated by the fund manager based on the underlying investments. These are all classified within Level 2 of the valuation hierarchy. These include: Collective Trust High Yield Fund, EB Daily Valued Large Cap Growth Stock Index Fund, EB Daily Valued Large Cap Value Stock Index Fund, EB Daily Valued Small Cap Stock Index Fund, EB Daily Valued Stock Index Fund, EB Daily Valued International Stock Index Fund, EB Daily Valued Emerging Markets Index Fund, EB Long Term Credit Bond Index and EB Long Term Government Bond Index Fund.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, by level within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2010 and 2009 (tables in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$278,447	$—	$278,447
Mutual funds	—	3,656	—	3,656
U.S. Agency Securities	—	20,700	—	20,700
U.S. Treasury Securities	11,799	—	—	11,799
Corporate Debt Securities	—	57,067	—	57,067
Municipal Obligations	—	980	—	980
Asset-backed Securities	—	2,602	—	2,602
Mortgaged-backed Securities	—	3,837	—	3,837

Total	$11,799	$367,289	$—	$379,088

Plan payables, net of accrued interest and dividends				529

Total				$379,617

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$275,984	$—	$275,984
Mutual funds	—	2,843	—	2,843
U.S. Agency Securities	—	29,119	—	29,119
U.S. Treasury Securities	18,821	—	—	18,821
Corporate Debt Securities	—	21,728	—	21,728
Municipal Obligations	—	392	—	392
Asset-backed Securities	—	669	—	669
Mortgaged-backed Securities	—	5,195	—	5,195

Total	$18,821	$335,930	$—	$354,751

Plan payables, net of accrued interest and dividends				(1,189)

Total				$353,562

Dividends, accrued interest and net plan payables are not material to the plan assets. Accordingly, we have not classified these into the fair value hierarchy above at December 31, 2010 and 2009.

Concentration of Risks

Pension Plan’s investments at fair value as of December 31, 2010 and 2009 which represented 5% or more of the Pension Plan’s net assets were as follows:

	2010	2009
Collective Trust High Yield Fund	$21,956	$23,420
EB Daily Valued Large Cap Growth Stock Index Fund	18,497	21,174
EB Daily Valued Large Cap Value Stock Index Fund	19,605	19,428
EB Daily Valued Small Cap Stock Index Fund	34,069	34,885
EB Daily Valued Stock Index Fund	110,030	129,947
EB Daily Valued International Stock Index Fund	33,967	34,892
EB Long Term Credit Bond Index	21,765	—
U.S. Treasury Securities	11,799	18,821
U.S. Agency Securities	20,700	29,119
Corporate Debt Securities	57,067	21,728

	$349,455	$333,414

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Strategy

Our Pension Plan’s assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

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

December 31, 2010
U.S. Large Capitalization Equities	40%
U.S. Small Capitalization Equities	9
International Equities	11
U.S. Core Fixed Income	34
High Yield Fixed Income	6

Total	100%

The actual allocation of the assets in the Pension Plan at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
U.S. Large Capitalization Equities	39%	48%
U.S. Small Capitalization Equities	9	10
International Equities	11	13
U.S. Core Fixed Income	35	22
High Yield Fixed Income	6	7

Total	100%	100%

M. Commitments and Contingencies

Operating Lease Commitments

We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in thousands):

	2010	2009	2008
Rent expense	$276,030	$300,609	$299,481
Sublease proceeds	(7,090)	(6,114)	(10,740)

Net rent expense	$268,940	$294,495	$288,741

Our future operating lease commitments as of December 31, 2010 are as follows (table in thousands):

2011	$267,089
2012	223,914
2013	178,264
2014	142,507
2015	104,155
Thereafter	375,975

Total minimum lease payments	$1,291,904

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds as of December 31, 2010 are as follows (table in thousands):

2011	$5,788
2012	2,653
2013	403
2014	412
2015	422
Thereafter	159

Total sublease proceeds	$9,837

Outstanding Purchase Orders

At December 31, 2010, we had outstanding purchase orders aggregating approximately $1.2 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Line of Credit

We have available for use a credit line of $50.0 million. As of December 31, 2010, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2010, we were in compliance with the covenants.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $106 million as of December 31, 2010. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for the lease obligations of affiliated third parties.

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

Based upon our historical experience and information known as of December 31, 2010, we believe our liability on the above guarantees and indemnities at December 31, 2010 is not material.

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

N. Stockholders’ Equity

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	2010	2009	2008
Numerator:
Net income attributable to EMC Corporation	$1,899,995	$1,088,077	$1,275,104
Incremental dilution from VMware	(9,267)	(2,252)	(7,516)

Net income – diluted attributable to EMC Corporation	$1,890,728	$1,085,825	$1,267,588

Denominator:
Weighted average shares, basic	2,055,959	2,022,371	2,048,506
Weighted common stock equivalents	49,616	29,393	31,287
Assumed conversion of the Notes and associated warrants	42,356	3,382	60

Weighted average shares, diluted	2,147,931	2,055,146	2,079,853

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Options to acquire 50.6 million, 152.4 million and 144.2 million shares of our common stock for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the year ended December 31, 2010, we spent $1.0 billion to repurchase 52.7 million shares of our common stock. We plan to increase our repurchase of common stock from $1.0 billion in 2010 to $1.5 billion in 2011. Of the 250.0 million shares authorized for repurchase, we have repurchased 114.0 million shares at a total cost of $1.7 billion, leaving a remaining balance of 136.0 million shares authorized for future repurchases.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	December 31, 2010	December 31, 2009
Foreign currency translation adjustments, net of tax benefits of $0 and $0	$(6,983)	$(2,349)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(7,278) and $(8,679)	(12,533)	(15,361)
Unrealized gains on investments, net of taxes of $32,684 and $14,329	53,823	23,617
Unrealized gains (losses) on derivatives, net of taxes (benefits) of $(3,403) and $599	(5,934)	2,211
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(70,388) and $(68,996)	(117,058)	(113,001)

	(88,685)	(104,883)
Less: Accumulated Other Comprehensive Income attributable to the non-controlling interest in VMware, Inc.	(3,932)	(839)

	$(92,617)	$(105,722)

Reclassification adjustments between other comprehensive loss and the income statement consist of the following (table in thousands):

	Year Ended December 31,
	2010	2009	2008
Realized gains on investments, net of taxes of $4,178, $7,911 and $2,347	$11,792	$12,897	$4,212
Realized gains (losses) on derivatives, net of taxes (benefit) of $(745), $(736) and $93	(6,708)	(6,626)	834

EMC Preferred Stock

Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

O. Stock-Based Compensation

EMC Information Infrastructure Equity Plans

The EMC Corporation Amended and Restated 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum three-year vesting requirement. The 2003 Plan allows us to grant up to 300.0 million shares of common stock. We recognize restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.

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

A total of 862.4 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2010, there were an aggregate of 43.4 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC Information Infrastructure Employee Stock Purchase Plan

Under our Amended and Restated 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. A total of 153.0 million shares of common stock have been reserved for issuance under the 1989 Plan. In 2010, 2009 and 2008, 6.9 million shares, 10.3 million shares and 11.7 million shares, respectively, were purchased under the 1989 Plan at a weighted-average purchase price per share of $17.37, $11.17 and $10.49, respectively. Total cash proceeds from the purchase of shares under the 1989 Plan in 2010, 2009 and 2008 were $120.7 million, $115.3 million and $122.4 million, respectively. At December 31, 2010, there was an aggregate of 21.7 million shares of common stock available for issuance pursuant to future grants under the 1989 Plan.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC Information Infrastructure Stock Options

The following table summarizes our option activity under all equity plans in 2010, 2009 and 2008 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2008	239,372	$19.60
Options granted relating to business acquisitions	1,200	12.43
Granted	36,208	14.95
Forfeited	(6,852)	14.43
Expired	(7,096)	33.98
Exercised	(12,713)	9.34

Outstanding, December 31, 2008	250,119	19.14
Options granted relating to business acquisitions	24,089	5.68
Granted	14,243	15.20
Forfeited	(10,178)	14.64
Expired	(14,953)	29.35
Exercised	(28,402)	8.85

Outstanding, December 31, 2009	234,918	18.31
Options granted relating to business acquisitions	12,595	5.57
Granted	3,286	20.07
Forfeited	(6,632)	14.36
Expired	(14,970)	70.59
Exercised	(56,781)	11.63

Outstanding, December 31, 2010	172,416	15.23

Exercisable, December 31, 2010	112,727	16.37
Vested and expected to vest	166,520	$15.37

At December 31, 2010, the weighted-average remaining contractual term was 3.9 years and the aggregate intrinsic value was $979.2 million for the 112.7 million exercisable shares. For the 166.5 million shares vested and expected to vest at December 31, 2010, the weighted-average remaining contractual term was 5.2 years and the aggregate intrinsic value was $1,498.1 million. The intrinsic value is based on our closing stock price of $22.90 as of December 31, 2010, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2010, 2009 and 2008 were $470.2 million, $191.6 million and $77.2 million, respectively. Cash proceeds from the exercise of stock options were $660.0 million, $251.1 million and $118.7 million in 2010, 2009 and 2008, respectively. Income tax benefits realized from the exercise of stock options in 2010, 2009 and 2008 were $75.3 million, $30.9 million and $20.5 million, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC Information Infrastructure Restricted Stock and Restricted Stock Units

The following table summarizes our restricted stock and restricted stock unit activity in 2010, 2009 and 2008 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2008	24,167	$15.30
Granted	12,865	15.07
Vested	(7,113)	14.05
Forfeited	(1,017)	16.12

Outstanding, December 31, 2008	28,902	15.49
Granted	21,431	14.58
Vested	(10,951)	14.83
Forfeited	(2,019)	15.56

Outstanding, December 31, 2009	37,363	15.01
Granted	19,261	20.31
Vested	(11,062)	15.09
Forfeited	(2,185)	15.82

Restricted stock and restricted stock units at December 31, 2010	43,377	$17.20

The total fair values of restricted stock and restricted stock units that vested in 2010, 2009 and 2008 were $203.7 million, $138.4 million and $105.7 million, respectively.

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

As of December 31, 2010, 43.4 million shares of restricted stock and restricted stock units were outstanding and unvested, with an aggregate intrinsic value of $993.3 million. These shares and units are scheduled to vest through 2015. Of the total shares of restricted stock and restricted stock units outstanding, 38.8 million shares and units will vest upon fulfilling service conditions, of which vesting for 11.8 million shares and units will accelerate upon achieving performance conditions. The remaining 4.6 million shares and units will vest only if certain performance conditions are achieved.

VMware Equity Plans

In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20.0 million shares for total shares available for issuance of 100.0 million. Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted pursuant to the 2007 Plan expire between six and seven years from the date of grant. Most restricted stock unit awards granted under the 2007 Plan have a three-year to four-year period over which they vest. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan.

2008 VMware Exchange Offer

In September 2008, VMware completed an offer to exchange certain employee stock options issued under VMware’s 2007 Equity and Incentive Plan (“2008 Exchange Offer”). Certain previously granted options were exchanged for new, lower-priced stock options granted on a one-for-one basis. Executive officers and members of the Company’s Board of Directors were excluded

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from participating in the 2008 Exchange Offer. Options for an aggregate of 4.1 million shares of VMware’s Class A common stock were exchanged with a weighted-average exercise price per share of $71.60. Options granted pursuant to the 2008 Exchange Offer have an exercise price of $33.95 per share, vest pro rata over four years beginning September 10, 2008 with no credit for past vesting and have a new six-year option term. The 2008 Exchange Offer resulted in incremental stock-based compensation expense of $18.0 million to be recognized over the four-year vesting term.

VMware Employee Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were generally granted twice yearly on January 1 and July 1 and exercisable on the succeeding June 30 and December 31 of each year until the timing of the purchase plan was amended in 2009; as a result since then, options to purchase shares are generally granted on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year.

In 2010, 1.5 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $29.90. The total cash proceeds from the purchase of these shares under the ESPP were $45.2 million. As of December 31, 2010, $24.8 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2011.

In 2009, 0.9 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $20.14. The total cash proceeds from the purchase of these shares under the ESPP were $18.3 million. As of December 31, 2009, $21.6 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the subsequent purchase in January 2010. In 2008, 1.7 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $28.05. The total cash proceeds from the purchase of these shares under the ESPP were $46.9 million. As part of the 1.7 million shares purchased in 2008, employees purchased 0.6 million shares under the ESPP at a weighted-average purchase price per share of $24.65 related to the December 31, 2007 purchase, which was completed in January 2008.

VMware Stock Options

The following table summarizes activity since January 1, 2008 for VMware employees in VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2008	45,339	$26.76
Granted(1)	11,741	40.48
Forfeited(1)	(8,033)	51.74
Expired	(37)	24.26
Exercised	(6,574)	21.64

Outstanding, December 31, 2008	42,436	26.54
Granted	12,500	29.86
Forfeited	(3,736)	28.11
Expired	(177)	45.24
Exercised	(9,516)	22.01

Outstanding, December 31, 2009	41,507	28.34
Granted	3,362	57.60
Forfeited	(2,220)	30.78
Expired	(151)	83.86
Exercised	(15,574)	24.79

Outstanding, December 31, 2010	26,924	33.54

Exercisable, December 31, 2010	10,706	29.75
Vested and expected to vest	25,639	$33.27

(1)	Includes options for 4,017 shares exchanged in the 2008 VMware Exchange Offer

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2010, for the VMware stock options, the weighted-average remaining contractual term was 3.2 years and the aggregate intrinsic value was $642.5 million for the 10.7 million exercisable shares. For the 25.6 million shares vested and expected to vest at December 31, 2010, the weighted-average remaining contractual term was 3.8 years and the aggregate intrinsic value was $1,438.3 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $88.91 as of December 31, 2010, which would have been received by the option holders had all in-the-money options been exercised as of that date.

Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2010, 2009 and 2008 were $386.1 million, $209.4 million and $143.2 million, respectively. The options exercised in 2010, 2009 and 2008 had a pre-tax intrinsic value of $678.8 million, $132.6 million and $219.6 million, respectively, and income tax benefits realized from the exercise of stock options of $171.2 million, $47.1 million and $71.4 million, respectively.

VMware Restricted Stock

VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. Other restricted stock includes shares issued in 2009 to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. In addition, other restricted stock includes options exercised prior to vesting by VMware’s non-employee directors. The exercise of those options prior to vesting resulted in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest. These options completed vesting in 2010.

The following table summarizes restricted stock activity since January 1, 2008 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2008	3,565	$24.64
Granted	6,619	35.14
Vested	(2,153)	22.58
Forfeited	(405)	61.90

Outstanding, December 31, 2008	7,626	32.35
Granted	5,200	33.63
Vested	(2,881)	31.31
Forfeited	(734)	34.81

Outstanding, December 31, 2009	9,211	33.21
Granted	4,933	74.87
Vested	(3,688)	32.38
Forfeited	(704)	39.05

Outstanding, December 31, 2010	9,752	$54.17

The total fair value of VMware restricted stock-based awards that vested in the years ended December 31, 2010, 2009 and 2008 was $258.0 million, $88.8 million and $116.3 million, respectively. As of December 31, 2010, restricted stock unit awards and other restricted stock representing 9.8 million shares of VMware were outstanding, with an aggregate intrinsic value of $867.1 million based on the closing share price as of December 31, 2010. These shares are scheduled to vest through 2014.

The VMware restricted stock unit awards are valued based on the VMware stock price on the date of grant. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. The majority of VMware’s restricted stock unit awards have pro rata vesting over three or four years.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation Expense

The following tables summarize the components of total stock-based compensation expense included in our consolidated income statement in 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$29,586	$20,646	$50,232
Cost of services	29,493	28,928	58,421
Research and development	112,484	146,262	258,746
Selling, general and administrative	156,059	161,595	317,654

Stock-based compensation expense before income taxes	327,622	357,431	685,053
Income tax benefit	75,771	89,902	165,673

Total stock-based compensation, net of tax	$251,851	$267,529	$519,380

	Year Ended December 31, 2009
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$33,423	$15,836	$49,259
Cost of services	35,004	15,130	50,134
Research and development	118,875	95,679	214,554
Selling, general and administrative	189,154	102,605	291,759
Restructuring charges	(1,015)	(306)	(1,321)

Stock-based compensation expense before income taxes	375,441	228,944	604,385
Income tax benefit	78,517	56,326	134,843

Total stock-based compensation, net of tax	$296,924	$172,618	$469,542

	Year Ended December 31, 2008
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$23,092	$9,638	$32,730
Cost of services	35,350	12,046	47,396
Research and development	102,865	59,512	162,377
Selling, general and administrative	161,715	97,223	258,938
Restructuring charges	5,164	(1,740)	3,424

Stock-based compensation expense before income taxes	328,186	176,679	504,865
Income tax benefit	61,321	47,738	109,059

Total stock-based compensation, net of tax	$266,865	$128,941	$395,806

Stock-based compensation expense includes $34.9 million, $46.9 million and $50.7 million of expense associated with our employee stock purchase plans for 2010, 2009 and 2008, respectively.

The table below presents the net change in amounts capitalized or accrued in 2010 and 2009 for the following items (in thousands):

	Increased (decreased) during the year ended December 31, 2010	Increased (decreased) during the year ended December 31, 2009
Inventory	$(850)	$1,254
Accrued expenses (accrued warranty expenses)	553	(1,835)
Other assets	11	1,435

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2010, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $948.8 million. This non-cash expense will be recognized through 2015 with a weighted-average remaining period of 1.4 years.

Fair Value of EMC Information Infrastructure Options

The fair value of each option granted during 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	32.9%	35.4%	34.4%
Risk-free interest rate	1.8%	2.4%	2.8%
Expected term (in years)	4.8	4.5	4.4
Weighted-average fair value at grant date	$6.25	$5.04	$4.82

	For the Year Ended December 31,
EMC Employee Stock Purchase Plan	2010	2009	2008
Dividend yield	—	None	None
Expected volatility	—	58.1%	40.0%
Risk-free interest rate	—	0.4%	2.6%
Expected term (in years)	—	0.5	0.5
Weighted-average fair value at grant date	$—	$3.16	$4.32

Expected volatilities are based on our historical stock prices and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options. The assumptions for 2009 for the EMC Employee Stock Purchase Plan include only the January 1, 2009 grant due to the elimination of the look-back feature as of July 1, 2009. Accordingly, there are no assumptions for the ESPP for 2010.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	38.0%	36.1%	39.4%
Risk-free interest rate	1.5%	1.9%	2.5%
Expected term (in years)	3.5	3.7	3.4
Weighted-average fair value at grant date	$18.05	$12.18	$17.88

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	33.1%	50.9%	39.3%
Risk-free interest rate	0.2%	0.3%	2.7%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$15.18	$7.79	$18.06

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For all equity awards granted in 2010 and 2009, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies.

For all equity awards granted in 2008, volatility was based on an analysis of historical stock prices and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies.

For all periods presented, VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

P. Restructuring and Acquisition-Related Charges

In 2010, 2009 and 2008, we incurred restructuring and acquisition-related charges of $84.4 million, $107.5 million and $250.3 million, respectively. In 2010, we incurred $76.7 million of restructuring charges, of which $37.8 million related to our fourth quarter 2010 program. The remainder was primarily related to our 2008 restructuring program and $7.7 million of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the fourth quarter of 2010, we implemented a restructuring program to create further operational efficiencies which will result in a workforce reduction of approximately 400 positions. The action will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. The actions are expected to be completed by the end of 2011.

In 2009, we incurred $88.4 million of restructuring charges, primarily related to our 2008 restructuring program and $19.1 million of costs in connection with acquisitions for financial advisory, legal and accounting services. The restructuring charges included a provision for $55.1 million of workforce reduction costs. Additionally, in 2009, we recognized charges for $27.1 million of lease termination costs for facilities vacated in the year in accordance with our restructuring programs. We recognized a $6.2 million charge for abandoned assets which represent identified infrastructure determined to no longer have benefit that were abandoned in 2009. We also recognized a $12.5 million charge to write-off a prepaid royalty associated with a contractual obligation that included a minimum purchase commitment since we do not anticipate achieving the minimum purchase level. The charge was classified within cost of product sales on the accompanying Consolidated Income Statements.

The 2008 charge consisted of the aforementioned fourth quarter 2008 restructuring program which aggregated $250.3 million. For purposes of presentation, $244.7 million of the 2008 charge was presented as a restructuring charge, $1.3 million was presented as a reduction of SG&A and $6.9 million, related to the impairment of strategic investments, was presented within other expense, net on the Consolidated Income Statements. In 2008, all charges are only related to restructuring activities as acquisition costs were generally capitalized under prior business combination accounting rules.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for each charge is as follows:

Restructuring Programs

The activity for the restructuring programs is presented below (table in thousands):

2010
Fourth Quarter 2010 Program	Beginning Balance	2010 Charges	Utilization	Ending Balance
Category
Workforce reductions	$—	$37,848	$(1,903)	$35,945

Total	$—	$37,848	$(1,903)	$35,945

Other Programs	Beginning Balance	2010 Charges	Utilization	Ending Balance
Category
Workforce reductions	$87,238	$7,207	$(76,444)	$18,001
Consolidation of excess facilities and other contractual obligations	18,522	31,607	(22,311)	27,818

Total	$105,760	$38,814	$(98,755)	$45,819

2009	Beginning Balance	2009 Charges	Utilization	Ending Balance
Category
Workforce reductions	$200,599	$55,090	$(168,451)	$87,238
Abandoned and impaired assets	—	6,203	(6,203)	—
Consolidation of excess facilities and other contractual obligations	24,105	27,131	(32,714)	18,522

Total	$224,704	$88,424	$(207,368)	$105,760

The remaining cash portion owed for these programs in 2011 is approximately $62.9 million, plus an additional $34.9 million over the period from 2012 and beyond. In connection with our restructuring program approved in the fourth quarter of 2008, we established a plan to exit facilities in future years. As we exit the facilities, we will recognize the related restructuring cost which will be $21.2 million in 2011 and $8.0 million over the period from 2012 to 2015.

Q. Related Party Transactions

In 2010, 2009 and 2008, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $4.8 million, $4.8 million and $4.1 million, respectively. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999 and renewed in 2003 for a ten-year term. We are currently in the process of vacating the facility and do not intend to renew the lease upon its expiration.

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

During 2010, VMware acquired certain software product technology and related capabilities from the EMC Information Infrastructure segment’s Ionix information technology management business for cash consideration of $175.0 million. The acquisition of the Ionix net assets and related capabilities was accounted for as a business combination between entities under common control. In the fourth quarter of 2010, VMware paid $10.6 million of contingent amounts to EMC in accordance with the asset purchase agreement. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

Our segment information for the years ended 2010, 2009 and 2008 are as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
2010:	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$8,824,287	$269,138	$400,151	$9,493,576	$1,399,281	$—	$10,892,857
Services revenues	3,874,825	466,759	329,233	4,670,817	1,451,452	—	6,122,269

Total consolidated revenues	12,699,112	735,897	729,384	14,164,393	2,850,733	—	17,015,126

Cost of sales	5,836,382	258,239	221,579	6,316,200	425,257	242,688	6,984,145

Gross profit	$6,862,730	$477,658	$507,805	7,848,193	2,425,476	(242,688)	10,030,981

Gross profit percentage	54.0%	64.9%	69.6%	55.4%	85.1%	—	59.0%

Research and development				1,122,835	477,799	287,381	1,888,015
Selling, general and administrative				3,737,081	1,160,768	477,456	5,375,305
Restructuring and acquisition-related charges				—	—	84,375	84,375

Total costs and expenses				4,859,916	1,638,567	849,212	7,347,695

Operating income				2,988,277	786,909	(1,091,900)	2,683,286
Other income (expense), net				48,214	(16,458)	(107,059)	(75,303)

Income before tax				3,036,491	770,451	(1,198,959)	2,607,983
Income tax provision				742,736	128,233	(232,672)	638,297

Net income				2,293,755	642,218	(966,287)	1,969,686
Net income attributable to the non-controlling interest in VMware, Inc.				—	(124,728)	55,037	(69,691)

Net income attributable to EMC Corporation				$2,293,755	$517,490	$(911,250)	$1,899,995

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
2009:	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$7,198,051	$260,836	$340,272	$7,799,159	$1,028,986	$—	$8,828,145
Services revenues	3,461,358	478,753	265,678	4,205,789	991,976	—	5,197,765

Total consolidated revenues	10,659,409	739,589	605,950	12,004,948	2,020,962	—	14,025,910

Cost of sales	5,256,682	274,763	186,462	5,717,907	316,278	246,826	6,281,011

Gross profit	$5,402,727	$464,826	$419,488	6,287,041	1,704,684	(246,826)	7,744,899

Gross profit percentage	50.7%	62.8%	69.2%	52.4%	84.4%	—	55.2%

Research and development				1,022,147	369,514	235,848	1,627,509
Selling, general and administrative				3,258,055	842,097	495,473	4,595,625
Restructuring and acquisition-related charges				—	—	107,490	107,490

Total costs and expenses				4,280,202	1,211,611	838,811	6,330,624

Operating income				2,006,839	493,073	(1,085,637)	1,414,275
Other income (expense), net				52,325	(9,499)	(82,525)	(39,699)

Income before tax				2,059,164	483,574	(1,168,162)	1,374,576
Income tax provision				424,708	78,069	(250,002)	252,775

Net income				1,634,456	405,505	(918,160)	1,121,801
Net income attributable to the non-controlling interest in VMware, Inc.				—	(69,285)	35,561	(33,724)

Net income attributable to EMC Corporation				$1,634,456	$336,220	$(882,599)	$1,088,077

	EMC Information Infrastructure
2008:	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$8,263,529	$278,173	$355,063	$8,896,765	$1,175,051	$—	$10,071,816
Services revenues	3,368,775	507,475	226,212	4,102,462	701,885	—	4,804,347

Total consolidated revenues	11,632,304	785,648	581,275	12,999,227	1,876,936	—	14,876,163

Cost of sales	5,670,103	305,627	170,622	6,146,352	268,716	238,726	6,653,794

Gross profit	$5,962,201	$480,021	$410,653	6,852,875	1,608,220	(238,726)	8,222,369

Gross profit percentage	51.3%	61.1%	70.6%	52.7%	85.7%	—	55.3%

Research and development				1,203,728	342,239	175,363	1,721,330
Selling, general and administrative				3,486,847	747,583	367,158	4,601,588
In-process research and development				—	—	85,780	85,780
Restructuring and acquisition-related charges				(357)	—	245,092	244,735

Total costs and expenses				4,690,218	1,089,822	873,393	6,653,433

Operating income				2,162,657	518,398	(1,112,119)	1,568,936
Other income (expense), net				136,395	4,352	(109,458)	31,289

Income before tax				2,299,052	522,750	(1,221,577)	1,600,225
Income tax provision				510,873	78,744	(309,221)	280,396

Net income				1,788,179	444,006	(912,356)	1,319,829
Net income attributable to the non-controlling interest in VMware, Inc.				—	(68,532)	23,807	(44,725)

Net income attributable to EMC Corporation				$1,788,179	$375,474	$(888,549)	$1,275,104

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2010	2009	2008
United States	$9,152,363	$7,384,308	$7,990,762
Europe, Middle East and Africa	4,942,104	4,290,274	4,555,004
Asia Pacific	1,965,154	1,603,107	1,640,065
Latin America, Mexico and Canada	955,505	748,221	690,332

Total	$17,015,126	$14,025,910	$14,876,163

No country other than the United States accounted for 10% or more of revenues in 2010, 2009 or 2008.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $2,936.8 million at December 31, 2010 and $2,549.8 million at December 31, 2009. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $600.3 million at December 31, 2010 and $635.6 million at December 31, 2009. No country other than the United States and Ireland accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at December 31, 2010 or 2009.

Dell Inc., one of our channel partners, accounted for 11.5% of our revenues in 2008.

S. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2010 and 2009 is as follows (tables in thousands, except per share amounts):

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$3,890,692	$4,023,497	$4,212,271	$4,888,666
Gross profit	2,218,519	2,359,199	2,486,974	2,966,289
Net income attributable to EMC Corporation	372,704	426,216	472,516	628,559
Net income per weighted average share, diluted: common shareholders	$0.17	$0.20	$0.22	$0.29

2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Revenues	$3,150,762	$3,257,352	$3,517,630	$4,100,166
Gross profit	1,683,255	1,743,778	1,940,217	2,377,649
Net income attributable to EMC Corporation	194,069	205,232	298,180	390,596
Net income per weighted average share, diluted: common shareholders	$0.10	$0.10	$0.14	$0.19

Quarterly financial data for the fourth quarter of 2009 includes an after-tax charge for provision for litigation of $52.3 million or $0.02 per diluted share. Additionally, the fourth quarter of 2010 and 2009 both include a special tax charge related to our tax-related reorganizations of $83.3 million or $0.04 per diluted share for 2010 and $60.7 million or $0.03 per diluted share for 2009.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting on page 42 is incorporated herein by reference.

Report of the Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on page 43 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting as of December 31, 2010, our management excluded the evaluation of the disclosure controls and procedures of Isilon Systems, Inc., which was acquired by EMC on December 20, 2010. See Note C to the Consolidated Financial Statements for a discussion of the acquisition.

ITEM 9B.	OTHER INFORMATION

None.

PART III

STOCK PRICE PERFORMANCE GRAPH

	2005	2006	2007	2008	2009	2010
EMC	$100.00	$96.92	$136.05	$76.87	$128.27	$168.14
S&P 500 Index	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75
S&P 500 Information Technology Sector Index	$100.00	$107.70	$124.43	$70.07	$112.06	$122.29

Source: Returns were generated from Thomson ONE

* $100 invested on December 31, 2005 in EMC Common Stock, S&P 500 Index and S&P 500 Information Technology Sector Index, including reinvestment of dividends, if any.

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

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2010. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Proposal 1 Election of Directors,” “Board Independence and Committees,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Board Independence and Committees,” “Review and Approval of Transactions with Related Persons” and “Certain Transactions” and included in Note Q to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

EMC CORPORATION

By:	/S/ JOSEPH M. TUCCI
Joseph M. Tucci Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 28, 2011.

Signature	Title

/S/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ DAVID I. GOULDEN David I. Goulden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DENIS CASHMAN Denis Cashman	Chief Accounting Officer and Chief Operating Officer, Finance (Principal Accounting Officer)

/S/ MICHAEL W. BROWN Michael W. Brown	Director

/S/ RANDOLPH L. COWEN Randolph L. Cowen	Director

/S/ MICHAEL J. CRONIN Michael J. Cronin	Director

/S/ GAIL DEEGAN Gail Deegan	Director

/S/ JAMES S. DISTASIO James S. DiStasio	Director

/S/ JOHN R. EGAN John R. Egan	Director

/S/ EDMUND F. KELLY Edmund F. Kelly	Director

/S/ WINDLE B. PRIEM Windle B. Priem	Director

/S/ PAUL SAGAN Paul Sagan	Director

/S/ DAVID N. STROHM David N. Strohm	Director

Exhibit Index

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation.(1)
3.2	Amended and Restated Bylaws of EMC Corporation.(2)
4.1	Form of Stock Certificate.(3)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006.(14)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006.(14)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended.(4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended.(5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended.(4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010.(12)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of April 29, 2010.(12)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of November 3, 2010. (filed herewith)
10.7*	EMC Corporation Executive Incentive Bonus Plan.(6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement.(3)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan.(7)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement.(3)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement.(3)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement.(3)
10.14*	Form of Amended and Restated Indemnification Agreement.(3)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated as of August 5, 2009.(11)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007.(8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008.(1)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009.(9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009.(10)
10.20	Agreement and Plan of Merger by and among EMC Corporation, Electron Merger Corporation and Isilon Systems, Inc., dated as of November 14, 2010.(13)
10.21	Isilon Systems, Inc. 2006 Equity Incentive Plan. (filed herewith)
10.22	Isilon Systems, Inc. Amended and Restated 2001 Stock Plan. (filed herewith)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS**	XBRL Instance Document. (filed herewith)
101.SCH**	XBRL Taxonomy Extension Schema. (filed herewith)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase. (filed herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
**

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

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 5, 2009 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).
(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).
(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).
(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).
(7)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).
(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).
(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).
(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).
(11)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 26, 2010 (No. 1-9853).
(12)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 7, 2010 (No. 1-9853).
(13)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 16, 2010 (No. 1-9853).
(14)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Description
Year ended December 31, 2010 allowance for doubtful accounts	$51,114	$18,965	$—	$(9,544)	$60,535
Year ended December 31, 2009 allowance for doubtful accounts	50,580	14,351	—	(13,817)	51,114
Year ended December 31, 2008 allowance for doubtful accounts	35,889	34,667	—	(19,976)	50,580

Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2010 allowance for sales returns	$129,205	$47,229	$—	$(18,604)	$157,830
Year ended December 31, 2009 allowance for sales returns	89,433	69,346	—	(29,574)	129,205
Year ended December 31, 2008 allowance for sales returns	49,217	73,856	—	(33,640)	89,433

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged (credited) to Other Accounts*	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Description
Year ended December 31, 2010 income tax valuation allowance	$21,815	$—	$(662)	$(16,803)	$4,350
Year ended December 31, 2009 income tax valuation allowance	15,993	—	5,822	—	21,815
Year ended December 31, 2008 income tax valuation allowance	28,019	—	(12,026)	—	15,993

* Amount represents valuation allowances recognized in connection with business combinations and equity.

S-1