Form 10-Q
period 2011-03-31
EMC CORP
filed 2011-05-05
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2011

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2011 was 2,057,567,927.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,102,332	$4,119,138
Short-term investments	1,491,454	1,256,175
Accounts and notes receivable, less allowance for doubtful accounts of $62,305 and $57,385	2,379,175	2,569,523
Inventories	921,004	856,405
Deferred income taxes	631,809	609,832
Other current assets	646,684	372,249

Total current assets	10,172,458	9,783,322
Long-term investments	3,876,569	4,115,918
Property, plant and equipment, net	2,565,263	2,528,432
Intangible assets, net	1,556,718	1,624,267
Goodwill	11,790,048	11,772,650
Other assets, net	1,226,376	1,008,695

Total assets	$31,187,432	$30,833,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$913,773	$1,062,600
Accrued expenses	2,044,953	2,090,035
Income taxes payable	—	199,735
Convertible debt	3,244,134	3,214,771
Deferred revenue	3,155,651	2,810,873

Total current liabilities	9,358,511	9,378,014
Income taxes payable	266,880	265,549
Deferred revenue	2,065,026	1,853,263
Deferred income taxes	710,474	717,004
Other liabilities	248,081	217,449

Total liabilities	12,648,972	12,431,279

Convertible debt (See Note 3)	205,866	235,229
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,057,568 and 2,069,246 shares	20,576	20,692
Additional paid-in capital	3,426,722	3,816,681
Retained earnings	14,136,432	13,659,284
Accumulated other comprehensive loss, net	(56,903)	(92,617)

Total EMC Corporation’s shareholders’ equity	17,526,827	17,404,040
Non-controlling interest in VMware, Inc.	805,767	762,736

Total shareholders’ equity	18,332,594	18,166,776

Total liabilities and shareholders’ equity	$31,187,432	$30,833,284

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Product sales	$2,931,259	$2,478,717
Services	1,676,359	1,411,975

	4,607,618	3,890,692
Costs and expenses:
Cost of product sales	1,320,488	1,161,922
Cost of services	588,079	510,251
Research and development	502,108	434,933
Selling, general and administrative	1,495,931	1,261,284
Restructuring and acquisition-related charges	26,893	18,502

Operating income	674,119	503,800
Non-operating income (expense):
Investment income	38,227	31,532
Interest expense	(44,979)	(42,968)
Other expense, net	(43,174)	(9,021)

Total non-operating expense	(49,926)	(20,457)

Income before provision for income taxes	624,193	483,343
Income tax provision	121,639	95,653

Net income	502,554	387,690
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(25,406)	(14,986)

Net income attributable to EMC Corporation	$477,148	$372,704

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.23	$0.18

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.21	$0.17

Weighted average shares, basic	2,066,136	2,051,030

Weighted average shares, diluted	2,258,278	2,119,192

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Cash received from customers	$5,392,175	$4,615,013
Cash paid to suppliers and employees	(4,009,553)	(3,213,917)
Dividends and interest received	33,927	26,634
Interest paid	(4,749)	(4,670)
Income taxes paid	(277,023)	(105,714)

Net cash provided by operating activities	1,134,777	1,317,346

Cash flows from investing activities:
Additions to property, plant and equipment	(165,525)	(114,048)
Capitalized software development costs	(111,993)	(93,161)
Purchases of short- and long-term available-for-sale securities	(1,601,241)	(1,475,229)
Sales of short- and long-term available-for-sale securities	1,341,335	628,504
Maturities of short- and long-term available-for-sale securities	261,228	40,346
Business acquisitions, net of cash acquired	(14,950)	(288,246)
Increase in strategic and other related investments	(198,049)	(5,240)
Other	(45,000)	(16,648)

Net cash used in investing activities	(534,195)	(1,323,722)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	224,347	130,338
Issuance of VMware’s common stock from the exercise of stock options	90,171	109,775
EMC repurchase of EMC’s common stock	(868,065)	(176,260)
EMC purchase of VMware’s common stock	(38,000)	(99,500)
VMware repurchase of VMware’s common stock	(147,729)	(31,348)
Excess tax benefits from stock-based compensation	109,008	35,248
Payment of long-term and short-term obligations	(11)	(2,327)
Proceeds from long-term and short-term obligations	294	1,116

Net cash used in financing activities	(629,985)	(32,958)

Effect of exchange rate changes on cash and cash equivalents	12,597	(6,539)

Net decrease in cash and cash equivalents	(16,806)	(45,873)
Cash and cash equivalents at beginning of period	4,119,138	6,302,499

Cash and cash equivalents at end of period	$4,102,332	$6,256,626

Reconciliation of net income to net cash provided by operating activities:
Net income	$502,554	$387,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339,272	281,580
Non-cash interest expense on convertible debt	26,291	25,921
Non-cash restructuring and other special charges	382	162
Stock-based compensation expense	212,265	158,805
Increase in provision for doubtful accounts	6,415	7,226
Deferred income taxes, net	(10,834)	(28,766)
Excess tax benefits from stock-based compensation	(109,008)	(35,248)
Other	(8,316)	(820)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	223,464	380,790
Inventories	(102,729)	2,198
Other assets	(127,747)	(24,760)
Accounts payable	(136,802)	(102,803)
Accrued expenses	(121,190)	(83,164)
Income taxes payable	(144,550)	18,705
Deferred revenue	554,678	336,305
Other liabilities	30,632	(6,475)

Net cash provided by operating activities	$1,134,777	$1,317,346

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2011:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,069,246	$20,692	$3,816,681	$13,659,284	$(92,617)	$762,736	$18,166,776
Stock issued through stock option and stock purchase plans	18,423	184	224,163	—	—	—	224,347
Tax benefit from stock options exercised	—	—	147,810	—	—	—	147,810
Restricted stock grants, cancellations and withholdings, net	2,950	30	(45,992)	—	—	—	(45,962)
Repurchase of common stock	(33,051)	(330)	(867,735)	—	—	—	(868,065)
EMC purchase of VMware stock	—	—	(33,944)	—	—	(4,056)	(38,000)
Stock-based compensation	—	—	226,222	—	—	—	226,222
Impact from equity transactions of VMware, Inc.	—	—	(69,846)	—	—	18,759	(51,087)
Change in market value of investments	—	—	—	—	12,365	2,922	15,287
Change in market value of derivatives	—	—	—	—	4,206	—	4,206
Translation adjustment	—	—	—	—	19,143	—	19,143
Reclassification of convertible debt to mezzanine (Note 3)	—	—	29,363	—	—	—	29,363
Net income	—	—	—	477,148	—	25,406	502,554

Balance, March 31, 2011	2,057,568	$20,576	$3,426,722	$14,136,432	$(56,903)	$805,767	$18,332,594

For the three months ended March 31, 2010:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474
Stock issued through stock option and stock purchase plans	12,238	122	130,216	—	—	—	130,338
Tax benefit from stock options exercised	—	—	57,321	—	—	—	57,321
Restricted stock grants, cancellations and withholdings, net	1,268	13	(29,096)	—	—	—	(29,083)
Repurchase of common stock	(10,339)	(103)	(176,157)	—	—	—	(176,260)
EMC purchase of VMware stock	—	—	(86,636)	—	—	(12,864)	(99,500)
Stock options issued in business acquisitions	—	—	38	—	—	—	38
Stock-based compensation	—	—	165,507	—	—	—	165,507
Impact from equity transactions of VMware, Inc.	—	—	(3,860)	—	—	55,289	51,429
Change in market value of investments	—	—	—	—	5,555	80	5,635
Change in market value of derivatives	—	—	—	—	(3,456)	—	(3,456)
Translation adjustment	—	—	—	—	(6,066)	—	(6,066)
Net income	—	—	—	372,704	—	14,986	387,690

Balance, March 31, 2010	2,055,608	$20,556	$3,933,124	$12,131,993	$(109,689)	$568,083	$16,544,067

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$502,554	$387,690
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	19,143	(6,066)
Changes in market value of investments, including unrealized gains and reclassification adjustments to net income, net of taxes of $10,216 and $3,116	15,287	5,635
Changes in market value of derivatives, net of taxes (benefits) of $2,284 and $(1,631)	4,206	(3,456)

Other comprehensive income (loss)	38,636	(3,887)

Comprehensive income	541,190	383,803
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(25,406)	(14,986)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(2,922)	(80)

Comprehensive income attributable to EMC Corporation	$512,862	$368,737

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

Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2011 and 2010.

Net Income Per Share

Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) and associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

2.  Non-controlling Interest in VMware, Inc.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $805.8 million and $568.1 million as of March 31, 2011 and 2010, respectively. At March 31, 2011, EMC held approximately 80% of the economic interest in VMware.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	March 31, 2011	March 31, 2010
Net income attributable to EMC Corporation	$477,148	$372,704
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	35,069	38,496
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(104,915)	(42,356)

Net transfers to non-controlling interest	(69,846)	(3,860)

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$407,302	$368,844

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

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended March 31, 2011 and December 31, 2010, the contingent conversion thresholds on the Notes were exceeded. As a result, the Notes are convertible at the option of the holder through June 30, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from Shareholders’ Equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value, and the Notes have been classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert such Notes in future quarters. The determination of whether the Notes are convertible will be performed on a quarterly basis. Consequently, the Notes may not be convertible in future quarters and may therefore be reclassified as long-term debt if the contingent conversion thresholds are not met in the future.

The carrying amount reported in the consolidated balance sheet as of March 31, 2011 for our convertible debt was $3,450.0 million and the fair value was $5,748.7 million. The carrying amount of the equity component was $463.2 million at March 31, 2011.

The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the key components of our convertible debt (table in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Contractual interest expense on the coupon	$15,094	$15,094
Amortization of the discount component recognized as interest expense	29,363	27,789

Total interest expense on the convertible debt	$44,457	$42,883

As of March 31, 2011, the unamortized discount consists of $43.0 million which will be amortized over the nine months ended September 30, 2011 and an unamortized discount of $162.9 million, which will be amortized over 2.8 years. The effective interest rate on the Notes was 5.6% for the three months ended March 31, 2011 and 2010.

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

The Purchased Options and associated warrants will generally have the effect of increasing the conversion price of the Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the Notes.

4.  Fair Value of Financial Assets and Liabilities

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

Most of our debt securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities and all of our auction rate securities, which are classified as Level 3. At March 31, 2011, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, all of our available for sale, short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At March 31, 2011 and December 31, 2010, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at March 31, 2011 and December 31, 2010 (tables in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,986,021	$8,187	$(3,900)	$1,990,308
U.S. corporate debt securities	1,139,127	11,308	(1,220)	1,149,215
High yield corporate debt securities	433,327	23,237	(897)	455,667
Asset-backed securities	98,137	148	(1)	98,284
Municipal obligations	698,925	705	(497)	699,133
Auction rate securities	125,125	—	(7,034)	118,091
Foreign debt securities	851,178	7,045	(898)	857,325

Total	$5,331,840	$50,630	$(14,447)	$5,368,023

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,737,782	$11,286	$(2,674)	$1,746,394
U.S. corporate debt securities	1,239,325	13,608	(1,307)	1,251,626
High yield corporate debt securities	421,469	18,306	(1,943)	437,832
Asset-backed securities	34,730	152	(1)	34,881
Municipal obligations	1,095,338	3,829	(3,266)	1,095,901
Auction rate securities	155,950	—	(9,906)	146,044
Foreign debt securities	653,251	6,878	(714)	659,415

Total	$5,337,845	$54,059	$(19,811)	$5,372,093

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,162,260	$—	$—	$1,162,260
Cash equivalents	2,875,316	64,756	—	2,940,072
U.S. government and agency obligations	1,212,157	778,151	—	1,990,308
U.S. corporate debt securities	—	1,149,215	—	1,149,215
High yield corporate debt securities	—	455,667	—	455,667
Asset-backed securities	—	98,284	—	98,284
Municipal obligations	—	699,133	—	699,133
Auction rate securities	—	—	118,091	118,091
Foreign debt securities	—	857,325	—	857,325

Total cash and investments	$5,249,733	$4,102,531	$118,091	$9,470,355

Other items:
Foreign exchange derivative assets	$—	$38,641	$—	$38,641
Foreign exchange derivative liabilities	—	(38,778)	—	(38,778)
Commodity derivative liabilities	—	(381)	—	(381)
Interest rate swap contracts	—	(2,292)	—	(2,292)

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $19.2 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both March 31, 2011 and December 31, 2010 as credit spreads on AA-rated banks remained constant.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three months ended March 31, 2011 and 2010 (table in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance, beginning of the period	$146,044	$234,452
Calls	(30,825)	(1,862)
Decrease in previously recognized unrealized losses included in other comprehensive income	2,872	1,874

Balance, end of the period	$118,091	$234,464

Investment Losses

Unrealized losses on investments at March 31, 2011 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$869,604	$(3,779)	$4,719	$(121)	$874,323	$(3,900)
U.S. corporate debt securities	334,216	(1,220)	—	—	334,216	(1,220)
High yield corporate debt securities	58,560	(897)	—	—	58,560	(897)
Asset-backed securities	4,796	—	5	(1)	4,801	(1)
Municipal obligations	292,056	(497)	—	—	292,056	(497)
Auction rate securities	—	—	118,091	(7,034)	118,091	(7,034)
Foreign debt securities	175,181	(848)	3,159	(50)	178,340	(898)

Total	$1,734,413	$(7,241)	$125,974	$(7,206)	$1,860,387	$(14,447)

For all of our securities where the amortized cost basis was greater than the fair value at March 31, 2011, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual Maturities

The contractual maturities of investments held at March 31, 2011 are as follows (table in thousands):

	March 31, 2011
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,366,760	$1,369,839
Due after 1 year through 5 years	3,171,949	3,192,944
Due after 5 years through 10 years	411,110	427,214
Due after 10 years	382,021	378,026

Total	$5,331,840	$5,368,023

Short-term investments in the balance sheet include $121.6 million of variable rate demand notes, which have contractual maturities ranging from 2014 through 2048, and are not classified within investments due within one year above.

5. Inventories

Inventories consist of (table in thousands):

	March 31, 2011	December 31, 2010
Work-in-process	$574,152	$508,426
Finished goods	346,852	347,979

	$921,004	$856,405

6. Accounts and Notes Receivable and Allowance for Credit Losses

Our accounts and notes receivable are recorded at cost. The portion of our notes receivable due in one year or less are included in accounts and notes receivable and the long-term portion is included in other assets, net. Lease receivables arise from sales-type leases of products. We typically sell, without recourse, the contractual right to the lease payment stream and assets under lease to third parties. For certain customers, we retain the lease.

The contractual amounts due under the leases we retained as of March 31, 2011 were as follows (table in thousands):

Year	Contractual amounts due under leases
Due within one year	$112,456
Due within two years	89,197
Due within three years	74,106
Thereafter	1,918

Total	277,677
Less amounts representing interest	9,608

Present value	268,069
Current portion (included in accounts and notes receivable)	92,949

Long-term portion (included in other assets, net)	$175,120

Subsequent to March 31, 2011, we sold $66.9 million of these notes to third parties without recourse.

We maintain an allowance for credit losses on our accounts and notes receivable. The allowance is based on the credit worthiness of our customers, including an assessment of the customer’s financial position, operating performance and their ability to meet their contractual obligation. We assess the credit scores for our customers each quarter. In addition, we consider our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of March 31, 2011, amounts from lease receivables past due for more than 90 days were not significant.

The following table presents the activity of our allowance for credit losses related to lease receivables for the three months ended March 31, 2011 and 2010 (table in thousands):

	March 31, 2011	March 31, 2010
Balance, beginning of the period	$44,661	$40,200
Recoveries	(14,332)	(6,179)
Provisions	16,313	18,869

Balance, end of the period	$46,642	$52,890

Gross lease receivables totaled $277.7 million and $234.7 million as of March 31, 2011 and 2010, respectively, before the allowance. The components of these balances were individually evaluated for impairment by management.

7. Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	March 31, 2011	December 31, 2010
Furniture and fixtures	$255,228	$251,159
Equipment	4,130,359	4,025,813
Buildings and improvements	1,644,389	1,580,595
Land	115,876	115,899
Building construction in progress	108,903	98,345

	6,254,755	6,071,811
Accumulated depreciation	(3,689,492)	(3,543,379)

	$2,565,263	$2,528,432

Building construction in progress at March 31, 2011 includes $65.6 million for facilities not yet placed in service that we are holding for future use.

8. Joint Ventures

VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”) along with investments from VMware and Intel. VCE accelerates the adoption of converged infrastructure and cloud-based computing models that significantly reduce the cost of IT while improving time to market for our customers. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies. As of March 31, 2011, we have contributed $173.5 million in funding and $3.9 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

We consider VCE a variable interest entity. Authoritative guidance related to variable interest entities states that the primary beneficiary of a variable interest entity must have both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly will impact the entity’s economic performance; and (b) the obligation to absorb losses that could be potentially significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Since the power to direct the activities of VCE which most significantly impact its economic performance are directed by its board of directors, which is comprised of equal representation of EMC and Cisco, and all significant decisions require the approval of the minority shareholders, we have determined we are not the primary beneficiary, and as such we account for the investment under the equity method.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our portion of the gains and losses are recognized in the Other Expense line in the Consolidated Income Statements. Through March 31, 2011, we have recorded net accumulated losses from VCE of $85.7 million of which $41.9 million were recorded in the three months ended March 31, 2011.

We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE as of March 31, 2011, which is included in Other Current Assets in the Consolidated Balance Sheet.

9. Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2011	December 31, 2010
Salaries and benefits	$737,711	$861,434
Standard product warranties	243,634	236,131
Restructuring (See Note 12)	72,204	81,764
Other	991,404	910,706

	$2,044,953	$2,090,035

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for our standard product warranty (table in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Balance, beginning of the period	$236,131	$271,594
Provision	45,825	36,960
Amounts charged to the accrual	(38,322)	(38,987)

Balance, end of the period	$243,634	$269,567

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

10. Income Taxes

Our effective income tax rates were 19.5% and 19.8% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2011 and 2010, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The decrease in the effective tax rate in 2011 compared to 2010 was primarily attributable to the expiration of the U.S. federal research and development tax credit as of March 31, 2010, which was partially offset by the mix of income between our foreign and domestic jurisdictions.

We have substantially concluded all U.S. federal income tax matters for years through 2006 and are currently under audit for U.S. federal income taxes for 2007 and 2008. We also have income tax audits in process in numerous state, local and international

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions. However, at December 31, 2010, we reasonably anticipated that up to $41.4 million of individually-insignificant unrecognized tax positions may be recognized within one year. There has been no material change to this amount as of March 31, 2011.

11. Stockholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net income attributable to EMC Corporation	$477,148	$372,704
Incremental dilution from VMware	(2,764)	(1,883)

Net income – dilution attributable to EMC Corporation	$474,384	$370,821

Denominator:
Weighted average shares, basic	2,066,136	2,051,030
Weighted common stock equivalents	59,841	47,835
Assumed conversion of the Notes and associated warrants	132,301	20,327

Weighted average shares, diluted	2,258,278	2,119,192

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

Options to acquire 15.8 million and 74.6 million shares of our common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three months ended March 31, 2011, we spent $868.1 million to repurchase 33.1 million shares of our common stock. We plan to spend up to $1.5 billion in 2011 on common stock repurchases. Of the 250.0 million shares authorized for repurchase, we have repurchased 147.1 million shares at a total cost of $2.6 billion, leaving a remaining balance of 102.9 million shares authorized for future repurchases.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$12,160	$(6,983)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(5,324) and $(7,278)	(9,123)	(12,533)
Unrealized gains on investments, net of taxes of $40,946 and $32,684	65,700	53,823
Unrealized losses on derivatives, net of tax benefits of $(1,120) and $(3,403)	(1,728)	(5,934)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(70,388) and $(70,388)	(117,058)	(117,058)

	(50,049)	(88,685)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(6,854)	(3,932)

	$(56,903)	$(92,617)

12. Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2011, we incurred restructuring and acquisition-related charges of $26.9 million compared to $18.5 million of restructuring and acquisition-related charges for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred $23.3 million of restructuring charges, of which $4.1 million related to our first quarter 2011 program, $1.6 million related to our fourth quarter 2010 program and the remainder was primarily related to our 2008 restructuring program. Additionally, we incurred $3.6 million of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first quarter of 2011 and the fourth quarter of 2010, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 33 and 400 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. Additionally, the restructuring program implemented in the first quarter of 2011 includes a plan to consolidate two vacated facilities. All of these actions are expected to be completed by the end of 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for each charge is as follows:

Restructuring Programs

The activity for the restructuring programs is presented below (tables in thousands):

2011

2011 Program
Category	Beginning Balance	2011 Charges	Utilization	Balance as of March 31, 2011
Workforce reductions	$—	$3,712	$(651)	$3,061
Consolidation of excess facilities	—	412	(100)	312

Total	$—	$4,124	$(751)	$3,373

Fourth Quarter 2010 Program
Category	Beginning Balance	2011 Charges	Utilization	Balance as of March 31, 2011
Workforce reductions	$35,945	$1,603	$(7,007)	$30,541

Total	$35,945	$1,603	$(7,007)	$30,541

Other Programs
Category	Beginning Balance	2011 Charges	Utilization	Balance as of March 31, 2011
Workforce reductions	$18,001	$(675)	$(14,640)	$2,686
Consolidation of excess facilities and other contractual obligations	27,818	18,247	(10,461)	35,604

Total	$45,819	$17,572	$(25,101)	$38,290

For the three months ended March 31, 2011, we recognized $18.7 million of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs, excluding the first quarter of 2011 and fourth quarter of 2010 restructuring programs.

2010
Category	Beginning Balance	2010 Charges	Utilization	Balance as of March 31, 2010
Workforce reductions	$87,238	$(1,720)	$(28,504)	$57,014
Consolidation of excess facilities and other contractual obligations	18,522	18,696	(5,389)	31,829

Total	$105,760	$16,976	$(33,893)	$88,843

13. Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2011, we were in compliance with the covenants.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

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

14. Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, restructuring and acquisition-related charges, transition costs and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative (“SG&A”), and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

In April 2010, VMware acquired certain software product technology and related capabilities from the EMC Information Infrastructure segment’s Ionix information technology management business for cash consideration of $175.0 million. For the three months ended December 31, 2010 and March 31, 2011, an additional $10.6 million and $12.5 million, respectively, of contingent amounts were paid to EMC in accordance with the asset purchase agreement. The acquisition of the Ionix net assets and related capabilities was accounted for as a business combination between entities under common control. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2011 and 2010 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2011
Revenues:
Product revenues	$2,381,885	$43,258	$87,180	$2,512,323	$418,936	$—	$2,931,259
Services revenues	1,048,412	117,097	87,074	1,252,583	423,776	—	1,676,359

Total consolidated revenues	3,430,297	160,355	174,254	3,764,906	842,712	—	4,607,618
Cost of sales	1,570,533	61,423	79,919	1,711,875	127,290	69,402	1,908,567

Gross profit	$1,859,764	$98,932	$94,335	2,053,031	715,422	(69,402)	2,699,051

Gross profit percentage	54.2%	61.7%	54.1%	54.5%	84.9%	—	58.6%
Research and development				298,133	123,661	80,314	502,108
Selling, general and administrative				1,005,264	334,589	156,078	1,495,931
Restructuring and acquisition-related charges				—	—	26,893	26,893

Total costs and expenses				1,303,397	458,250	263,285	2,024,932

Operating income				749,634	257,172	(332,687)	674,119
Other income (expense), net				(23,993)	1,524	(27,457)	(49,926)

Income before provision for income taxes				725,641	258,696	(360,144)	624,193
Income tax provision				172,214	49,253	(99,828)	121,639

Net income				553,427	209,443	(260,316)	502,554
Net income attributable to the non-controlling interest in VMware, Inc.				—	(41,679)	16,273	(25,406)

Net income attributable to EMC Corporation				$553,427	$167,764	$(244,043)	$477,148

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2010
Revenues:
Product revenues	$2,017,314	$63,662	$85,814	$2,166,790	$311,927	$—	$2,478,717
Services revenues	901,781	114,502	75,654	1,091,937	320,038	—	1,411,975

Total consolidated revenues	2,919,095	178,164	161,468	3,258,727	631,965	—	3,890,692
Cost of sales	1,401,514	63,332	52,256	1,517,102	95,504	59,567	1,672,173

Gross profit	$1,517,581	$114,832	$109,212	1,741,625	536,461	(59,567)	2,218,519

Gross profit percentage	52.0%	64.5%	67.6%	53.4%	84.9%	—	57.0%
Research and development				266,876	101,975	66,082	434,933
Selling, general and administrative				879,157	257,115	125,012	1,261,284
Restructuring and acquisition-related charges				—	—	18,502	18,502

Total costs and expenses				1,146,033	359,090	209,596	1,714,719

Operating income				595,592	177,371	(269,163)	503,800
Other income (expense), net				10,878	(5,213)	(26,122)	(20,457)

Income before provision for income taxes				606,470	172,158	(295,285)	483,343
Income tax provision				140,800	34,440	(79,587)	95,653

Net income				465,670	137,718	(215,698)	387,690
Net income attributable to the non-controlling interest in VMware, Inc.				—	(26,184)	11,198	(14,986)

Net income attributable to EMC Corporation				$465,670	$111,534	$(204,500)	$372,704

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
United States	$2,371,032	$2,118,730
Europe, Middle East and Africa	1,386,783	1,148,847
Asia Pacific and Japan	595,064	416,696
Latin America, Mexico and Canada	254,739	206,419

Total	$4,607,618	$3,890,692

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2011 or 2010.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,100.7 million at March 31, 2011 and $2,936.8 million at December 31, 2010. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $691.0 million at March 31, 2011 and $600.3 million at December 31, 2010. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at March 31, 2011 or December 31, 2010.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence Group and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously invest in the business, increase our market share and improve our profitability. During 2011, we will continue to invest in expanding our total addressable market opportunity through internal research and development (“R&D”) efforts and acquisitions to capitalize on the continued growth of enterprise data. Because of these investments and our focus on the transformation of Information Technology (“IT”) infrastructures and applications, we believe we are well-positioned in the largest IT transformation in history which is creating enormous opportunities in Cloud Computing and Big Data. Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is only in the early stages, customers recognize that their ability to compete is increasingly tied to the efficiency and agility of their IT operations and that transitioning to cloud architectures to increase their efficiencies and make them more flexible and agile will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the staggering pace of data growth, refers to the large repositories of corporate and external data, including unstructured information created by social media and other web repositories. With the investments we made in 2010 by acquiring Isilon and Greenplum, as well as our internally developed Atmos offering, we believe we are well-positioned in this market.

Through a combination of reinvesting for growth and growing faster than the markets we serve, we believe we will be able to increase our 2011 earnings at a rate faster than the rate at which we will grow our revenue and reinforce our position as the provider of choice for enterprise data, cloud infrastructure and Big Data solutions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
Information Storage	$3,430.3	$2,919.1	$511.2	17.5%
Information Intelligence Group	160.4	178.2	(17.8)	(10.0)
RSA Information Security	174.3	161.5	12.8	7.9
VMware Virtual Infrastructure	842.7	632.0	210.7	33.3

Total revenues	$4,607.6	$3,890.8	$716.8	18.4%

Consolidated product revenues increased 18.3% from $2,478.7 for the three months ended March 31, 2010 to $2,931.3 for the three months ended March 31, 2011. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue was due to a continued higher demand for our IT infrastructure offerings to address the storage needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures. The Information Storage segment’s product revenues increased 18.1% to $2,381.9 for the three months ended March 31, 2011. Within the high-end of the Information Storage segment, product revenues increased 25.1% for the three months ended March 31, 2011 primarily due to the pent-up demand for the FAST VP tiering software announced in January 2011, which in turn drove VMAX system sales and upgrades. Within the mid-tier of the Information Storage segment, product revenues increased 20.2% for the three months ended March 31, 2011, helped by consistent strong performance of our back-up and recovery systems division. Additionally, within the mid-tier, our Isilon storage division exceeded our expectations in its first quarter within EMC and our newly launched VNX family, which started shipping at the end of February, is being well received by the market.

The VMware Virtual Infrastructure segment’s product revenues increased 34.3% to $418.9 for the three months ended March 31, 2011. VMware’s license revenues continue to benefit from the improved demand for virtualization, resulting in strong growth across all geographies. VMware observed an increase in the volume of ELAs as compared with the first quarter of 2010, as virtualization becomes mainstream as it is the fundamental step to cloud computing. With the majority of new applications being deployed in virtual environments, VMware’s products are becoming a standard feature in modern data centers.

The Information Intelligence Group segment’s product revenues decreased 32.1% to $43.3 for the three months ended March 31, 2011. The decrease in product revenues was primarily attributable to a lower number of large value orders in the first quarter of 2011 when compared to the same period in 2010.

The RSA Information Security segment’s product revenues increased 1.6% to $87.2 for the three months ended March 31, 2011. The increase in product revenues was attributable to increased demand for our Governance, Risk and Compliance, Data Loss Prevention and Identity Protection and Verification solutions. This growth was offset by a pause in SecurID shipments as we reviewed and hardened our internal IT systems in response to a sophisticated cyber attack targeting RSA that occurred in the first quarter of 2011.

Consolidated services revenues increased 18.7% from $1,412.0 for the three months ended March 31, 2010 to $1,676.4 for the three months ended March 31, 2011. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues.

The Information Storage segment’s services revenues increased 16.3% to $1,048.4 for the three months ended March 31, 2011. The increase in services revenues was primarily attributable to higher demand for systems maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services and software maintenance also contributed to the increase in services revenues in the first quarter of 2011.

The VMware Virtual Infrastructure segment’s services revenues increased 32.4% to $423.8 for the three months ended March 31, 2011. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In the first quarter of 2011, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The Information Intelligence Group segment’s services revenues increased 2.3% to $117.1 for the three months ended March 31, 2011. The increase in services revenues was primarily attributable to higher demand for professional services. The RSA Information Security segment’s services revenues increased 15.1% to $87.1 for the three months ended March 31, 2011. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	% Change
United States	$2,371.0	$2,118.7	11.9%
Europe, Middle East and Africa	1,386.8	1,148.8	20.7
Asia Pacific and Japan	595.1	416.7	42.8
Latin America, Mexico and Canada	254.7	206.4	23.4

Total revenues	$4,607.6	$3,890.7	18.4%

Revenues increased for the three months ended March 31, 2011 compared to the same period in 2010 in all of our geographic markets due to greater demand for our product and service offerings.

Changes in exchange rates positively impacted revenues by 1.1% and 2.4% for the three months ended March 31, 2011 and 2010, respectively. The impact of the change in rates between 2011 and 2010 was most significant in Australia, Japan, Brazil and Canada.

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
Cost of revenue:
Information Storage	$1,570.5	$1,401.5	$169.0	12.1%
Information Intelligence Group	61.4	63.3	(1.9)	(3.0)
RSA Information Security	79.9	52.3	27.6	52.8
VMware Virtual Infrastructure	127.3	95.5	31.8	33.3
Corporate reconciling items	69.4	59.6	9.8	16.4

Total cost of revenue	1,908.6	1,672.2	236.4	14.1
Gross margins:
Information Storage	1,859.8	1,517.6	342.2	22.5
Information Intelligence Group	98.9	114.8	(15.9)	(13.9)
RSA Information Security	94.3	109.2	(14.9)	(13.6)
VMware Virtual Infrastructure	715.4	536.5	178.9	33.3
Corporate reconciling items	(69.4)	(59.6)	(9.8)	16.4

Total gross margin	2,699.1	2,218.5	480.6	21.7
Operating expenses:
Research and development (1)	502.1	434.9	67.2	15.5
Selling, general and administrative (2)	1,495.9	1,261.3	234.6	18.6
Restructuring and acquisition-related charges	26.9	18.5	8.4	45.4

Total operating expenses	2,024.9	1,714.7	310.2	18.1

Operating income	674.1	503.8	170.3	33.8
Investment income, interest expense and other expenses	(49.9)	(20.5)	(29.4)	143.4

Income before income taxes	624.2	483.3	140.9	29.2
Income tax provision	121.6	95.7	25.9	27.1

Net income	502.6	387.7	114.9	29.6
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(25.4)	(15.0)	(10.4)	69.3

Net income attributable to EMC Corporation	$477.1	$372.7	$104.4	28.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

(1)	Amount includes corporate reconciling items of $80.3 and $66.1 for the three months ended March 31, 2011 and 2010, respectively.
(2)	Amount includes corporate reconciling items of $156.1 and $125.0 for the three months ended March 31, 2011 and 2010, respectively.

Gross Margins

Overall, our gross margin percentages were 58.6% and 57.0% for the three months ended March 31, 2011 and 2010, respectively. The increase in the gross margin percentage for the three months ended March 31, 2011 compared to the same period in 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 135 basis points and the Information Storage segment, which increased overall gross margins by 110 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 53 basis points and the Information Intelligence Group segment, which decreased overall gross margins by 13 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, decreased the consolidated gross margin percentage by 23 basis points. The transition costs represent the incremental costs incurred to transform our current cost structure to a more streamlined cost structure.

For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $9.8 in the corporate reconciling items for the three months ended March 31, 2011 was attributable to a $6.3 increase in stock-based compensation expense and a $4.0 increase in acquisition-related intangible asset amortization expense, which was partially offset by a $0.5 decrease in transition costs.

The gross margin percentages for the Information Storage segment were 54.2% and 52.0% for the three months ended March 31, 2011 and 2010, respectively. The increase in gross margin percentage for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to improved product gross margins, driven by a shift in product mix towards higher margin product offerings, higher sales volume and an improved cost structure.

The gross margin percentages for the VMware Virtual Infrastructure segment were 84.9% for both the three months ended March 31, 2011 and 2010. The gross margin percentage for the three months ended March 31, 2011 compared to the same period in 2010 remained flat due to consistent product and service margins for both periods.

The gross margin percentages for the Information Intelligence Group segment were 61.7% and 64.5% for the three months ended March 31, 2011 and 2010, respectively. The decrease in gross margin percentage for the three months ended March 31, 2011 compared to the same period in 2010 was attributable to a decrease in product margins, resulting from lower license sales, which was partially offset by an increase in service gross margins.

The gross margin percentages for the RSA Information Security segment were 54.1% and 67.6% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the gross margin percentage for the three months ended March 31, 2011 compared to the same period in 2010 was due to a decrease in product margins. The decrease in product margin was primarily attributable to costs incurred and accrued associated with investigating the sophisticated cyber attack targeting RSA during the quarter, hardening our systems as a result of the attack and working with our customers to implement remediation actions.

Research and Development

As a percentage of revenues, R&D expenses were 10.9% and 11.2% for the first quarters of 2011 and 2010, respectively. R&D expenses increased $67.2 for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense, cost of facilities and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $72.2, depreciation expense increased by $5.4, cost of facilities increased by $3.8 and travel costs increased by $2.2. Partially offsetting these increased costs was an increase in capitalized software development costs of $22.2, which reduce R&D expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Corporate reconciling items within R&D, which consist of stock-based compensation, acquisition-related intangible asset amortization and transition costs increased $14.2 to $80.3 for the three months ended March 31, 2011 when compared to the same period in 2010. Stock-based compensation expense increased $16.3, intangible asset amortization decreased $0.9 and transition costs decreased by $1.2 for the three months ended March 31, 2011. The increase in stock-based compensation expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 7.9% and 8.2% for the three months ended March 31, 2011 and 2010, respectively. R&D expenses increased $31.3 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense, cost of facilities and travel costs. Personnel-related costs increased by $33.2, depreciation expense increased by $5.3, the cost of facilities increased by $2.6 and travel costs increased by $1.5. Partially offsetting these increased costs was an increase in capitalized software development costs of $16.7, which reduce R&D expense. The increase in capitalized software development costs is attributable to the timing of efforts associated with new product development.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 14.7% and 16.1% for the three months ended March 31, 2011 and 2010, respectively. R&D expenses increased $21.7 for the three months ended March 31, 2011 compared to the same period in 2010 largely due to increases in personnel-related costs of $24.0, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions. Additionally, capitalized software development costs increased $5.6 for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the timing of when products reached technological feasibility in 2010.

Selling, General and Administrative

SG&A expenses, as a percentage of revenues, were 32.5% and 32.4% for the three months ended March 31, 2011 and 2010, respectively. SG&A expenses increased by $234.6 for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, travel costs and commissions. Personnel-related costs increased by $189.9, travel costs increased by $16.0 and commissions increased by $13.1.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs decreased $31.1 to $156.1 for the three months ended March 31, 2011 when compared to the same period in 2010. Stock-based compensation expense increased $29.9, intangible asset amortization increased $8.0 and transition costs decreased $6.8 for the three months ended March 31, 2011. The increase in stock-based compensation expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.7% and 27.0% for the three months ended March 31, 2011 and 2010, respectively. SG&A expenses increased $126.1 for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, travel costs and commissions. Personnel-related costs increased by $107.4, travel costs increased by $11.5 and commissions increased by $5.4.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39.7% and 40.7% for the three months ended March 31, 2011 and 2010, respectively. SG&A expenses increased $77.5 for the three months ended March 31, 2011 compared with the same period in 2010 primarily due to growth in personnel-related expenses driven by incremental headcount from strategic hiring and business acquisitions as well as higher variable compensation due to the growth of VMware’s business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2011, we incurred restructuring and acquisition-related charges of $26.9 compared to $18.5 of restructuring and acquisition-related charges for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred $23.3 of restructuring charges, primarily related to our other restructuring programs incurred in prior years and $3.6 of charges in connection with acquisitions for financial advisory, legal and accounting services.

Investment Income

Investment income was $38.2 and $31.5 for the three months ended March 31, 2011 and 2010, respectively. Investment income increased for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to higher weighted average return on investments. The weighted average return on investments, excluding realized losses and gains, was 1.4% and 1.2% for the first quarters of 2011 and 2010, respectively. Net realized gains were $6.7 and $2.0 for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense

Interest expense was $45.0 and $43.0 for the three months ended March 31, 2011 and 2010, respectively. Interest expense consists primarily of interest on the convertible senior debt of our $1,725, 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725, 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”). Included in interest expense are non-cash interest charges of $26.8 and $25.9 for the three months ended March 31, 2011 and 2010, respectively, as we are accreting our Notes to their stated values over their term. (See Note 3 to the Consolidated Financial Statements).

Other Expense, Net

Other expense was $43.2 and $9.0 for the three months ended March 31, 2011 and 2010, respectively. Other expense in the first quarter of 2011 was primarily attributable to our consolidated share of the losses from our cloud infrastructure joint venture, VCE Company LLC, of $41.9. This joint venture is accounted for under the equity method.

Provision for Income Taxes

Our effective income tax rates were 19.5% and 19.8% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2011 and 2010, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. The decrease in the effective tax rate in 2011 compared to 2010 was primarily attributable to the expiration of the U.S. federal research and development tax credit as of March 31, 2010, which was partially offset by the mix of income between our foreign and domestic jurisdictions.

We have substantially concluded all U.S. federal income tax matters for years through 2006 and are currently under audit for U.S. federal income taxes for 2007 and 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions. However, at December 31, 2010, we reasonably anticipated that up to $41.4 of individually-insignificant unrecognized tax positions may be recognized within one year. There has been no material change to this amount as of March 31, 2011.

Our effective tax rate for the remainder of 2011 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $25.4 and $15.0 for the three months ended March 31, 2011 and 2010, respectively. The $10.4 increase was due to an increase in VMware’s net income and an increase in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $125.8 and $78.4 for the three months ended March 31, 2011 and 2010, respectively. The weighted average non-controlling interest in VMware was approximately 20% and 19% for the three months ended March 31, 2011 and 2010, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. As of March 31, 2011, we have purchased approximately 6.5 million shares for $437.2.

Financial Condition

Cash provided by operating activities was $1,134.8 and $1,317.3 for the three months ended March 31, 2011 and 2010, respectively. Cash received from customers was $5,392.2 and $4,615.0 for the three months ended March 31, 2011 and 2010, respectively. The increase in cash received from customers was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $4,009.6 and $3,213.9 for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. Cash received from dividends and interest increased to $33.9 for the quarter ended March 31, 2011 compared with $26.6 for the quarter ended March 31, 2010, due to higher yields on our investments. For the quarters ended March 31, 2011 and 2010, we paid $277.0 and $105.7, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $534.2 and $1,323.7 for the three months ended March 31, 2011 and 2010, respectively. Cash used for acquisitions, strategic and other related investments were $213.0 and $293.5 for the three months ended March 31, 2011 and 2010, respectively. Capital additions were $165.5 and $114.0 for the three months ended March 31, 2011 and 2010, respectively. The higher level of capital additions was primarily attributable to an increase in spending to support the growth of the business. Capitalized software development costs were $112.0 and $93.2 for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities, partially offset by the decrease in capitalized software costs within our VMware Virtual Infrastructure segment. Net sales of investments were $1.3 for the three months ended March 31, 2011 and net purchases of investments were $806.4 for the three months ended March 31, 2010. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $630.0 and $33.0 for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, we spent $868.1 to repurchase 33.1 million shares of our common stock and $38.0 to purchase 0.5 million shares of VMware’s common stock. Additionally, VMware spent $147.7 to repurchase 1.7 million shares of its common stock. We generated $314.5 and $240.1 during the three months ended March 31, 2011 and 2010, respectively, from the exercise of stock options. We generated $109.0 and $35.2 during the three months ended March 31, 2011 and 2010, respectively, of excess tax benefits from stock-based compensation.

We expect to continue to generate positive cash flows from operations in 2011 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for the next twelve months.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended March 31, 2011, the Notes are convertible at the option of the holder through June 30, 2011. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.

Additionally, $1,725 of the Notes is due in November 2011. The remaining $1,725 of the Notes is due in November 2013. At maturity, we are obligated to pay cash up to the principal amount of the debt. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock. These will generally have the effect of offsetting the cash outlay which may be paid by EMC for the conversion value in excess of the principal amount. See Note 3 to the Consolidated Financial Statements.

We have available for use a credit line of $50.0 in the United States. As of March 31, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2011, we were in compliance with the covenants. As of March 31, 2011, the aggregate amount of liabilities of our subsidiaries was approximately $5,269.0.

At March 31, 2011, our total cash, cash equivalents, and short-term and long-term investments were $9,470.4. This balance includes approximately $3,661.8 held by VMware, of which $1,648.4 is held overseas, and $1,425.4 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, infrequently occurring gains and losses, special tax items and provision for litigation to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Gross margin	$2,768.4	$2,277.5
Gross margin percentage	60.1%	58.5%
Operating income	1,000.6	758.3
Operating income percentage	21.7%	19.5%
Income tax provision	209.3	162.2
Net income attributable to EMC	700.4	549.6
Diluted earnings per share attributable to EMC	$0.31	$0.26

The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin product offerings and improved cost control. The improvements in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

non-GAAP operating income and non-GAAP operating income percentage were attributable to an improved gross margin percentage and revenues growing faster than both our R&D and SG&A expenses. R&D expenses, as a percentage of revenues, were 9.2% and 9.5% for the three months ended March 31, 2011 and 2010, respectively. SG&A expenses, as a percentage of revenues, were 29.2% and 29.5% for the three months ended March 31, 2011 and 2010, respectively.

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC. For the three months ended March 31, 2011, our free cash flow was $857.3. The free cash flow for the three months ended March 31, 2011 exceeded our non-GAAP net income attributable to EMC by $156.9.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended March 31, 2011
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$2,699.1	$—	$33.2	$36.2	$2,768.4
Operating income	674.1	26.9	219.0	80.6	1,000.6
Income tax provision	121.6	7.2	54.4	26.0	209.3
Net income attributable to EMC	477.1	19.7	151.1	52.5	700.4
Diluted earnings per share attributable to EMC	$0.21	$0.01	$0.07	$0.02	$0.31

	For the Three Months Ended March 31, 2010
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$2,218.5	$—	$26.8	$32.2	$2,277.5
Operating income	503.8	18.5	166.5	69.5	758.3
Income tax provision	95.7	3.4	40.0	23.1	162.2
Net income attributable to EMC	372.7	14.9	116.2	45.8	549.6
Diluted earnings per share attributable to EMC	$0.18	$0.01	$0.06	$0.02	$0.26

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

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flow from Operations	$1,134.8	$1,317.3
Capital Expenditures	(165.5)	(114.0)
Capitalized Software Development Costs	(112.0)	(93.2)

Free Cash Flow	$857.3	$1,110.1

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $1,134.8 and $1,317.3 for the three months ended March 31, 2011 and 2010, respectively, cash used in investing activities of $534.2 and $1,323.7 for the three months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

March 31, 2011 and 2010, respectively, and net cash used in financing activities of $630.0 and $33.0 for the three months ended March 31, 2011 and 2010, respectively.

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

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 28, 2011. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

We are involved in a variety of claims, demands, suits, investigations, and proceedings, including those identified below, that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

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

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

•

the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements and beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

We held $5.4 billion in short- and long-term investments as of March 31, 2011. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Changes in generally accepted accounting principles may materially adversely affect us.

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

We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce such amount of carbon emissions. There is a risk that the development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could materially adversely affect our business, results of operations or financial condition.

Our business could be materially adversely affected as a result of war, acts of terrorism or natural disasters.

Terrorist acts, acts of war, natural disasters, such as the recent earthquake and tsunami in Japan, or other indirect effects of climate change may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have a material adverse effect on our business, results of operations or financial condition. Such events may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of components and distribution of products.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2011

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	7,117,486		$24.74	7,061,788	128,920,586
February 1, 2011 – February 28, 2011	14,993,210		26.44	13,212,922	115,707,664
March 1, 2011 – March 31, 2011	12,776,641		26.92	12,776,584	102,931,080

Total	34,887,337	(2)	$26.27	33,051,294	102,931,080

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 1,836,043 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

    (a) Exhibits

See index to Exhibits on page 45 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: May 5, 2011	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (filed herewith)

4.1	Form of Stock Certificate. (2)

4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006. (3)

4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006. (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS*	XBRL Instance Document. (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).