Form 10-Q
period 2011-06-30
EMC CORP
filed 2011-08-05
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2011

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2011 was 2,064,946,032.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,896,369	$4,119,138
Short-term investments	1,436,290	1,256,175
Accounts and notes receivable, less allowance for doubtful accounts of $57,964 and $57,385	2,620,448	2,569,523
Inventories	1,005,690	856,405
Deferred income taxes	634,183	609,832
Other current assets	640,430	372,249

Total current assets	10,233,410	9,783,322
Long-term investments	4,180,205	4,115,918
Property, plant and equipment, net	2,701,797	2,528,432
Intangible assets, net	1,872,226	1,624,267
Goodwill	12,108,156	11,772,650
Other assets, net	1,236,068	1,008,695

Total assets	$32,331,862	$30,833,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983,589	$1,062,600
Accrued expenses	2,254,329	2,090,035
Income taxes payable	—	199,735
Convertible debt	3,271,865	3,214,771
Deferred revenue	3,205,297	2,810,873

Total current liabilities	9,715,080	9,378,014
Income taxes payable	254,902	265,549
Deferred revenue	2,204,553	1,853,263
Deferred income taxes	631,014	717,004
Other liabilities	257,151	217,449

Total liabilities	13,062,700	12,431,279

Convertible debt (See Note 4)	175,907	235,229
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,064,946 and 2,069,246 shares	20,649	20,692
Additional paid-in capital	3,593,443	3,816,681
Retained earnings	14,682,926	13,659,284
Accumulated other comprehensive loss, net	(93,597)	(92,617)

Total EMC Corporation’s shareholders’ equity	18,203,421	17,404,040
Non-controlling interest in VMware, Inc.	889,834	762,736

Total shareholders’ equity	19,093,255	18,166,776

Total liabilities and shareholders’ equity	$32,331,862	$30,833,284

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Product sales	$3,043,984	$2,553,316	$5,975,243	$5,032,033
Services	1,801,354	1,470,181	3,477,713	2,882,156

	4,845,338	4,023,497	9,452,956	7,914,189
Costs and expenses:
Cost of product sales	1,327,217	1,157,742	2,647,705	2,319,664
Cost of services	637,834	506,556	1,225,913	1,016,807
Research and development	538,891	477,725	1,040,999	912,658
Selling, general and administrative	1,575,689	1,283,651	3,071,620	2,544,935
Restructuring and acquisition-related charges	21,216	9,839	48,109	28,341

Operating income	744,491	587,984	1,418,610	1,091,784
Non-operating income (expense):
Investment income	35,986	32,103	74,213	63,635
Interest expense	(46,476)	(44,744)	(91,455)	(87,712)
Other income (expense), net	30,357	2,130	(12,817)	(6,891)

Total non-operating income (expense)	19,867	(10,511)	(30,059)	(30,968)

Income before provision for income taxes	764,358	577,473	1,388,551	1,060,816
Income tax provision	172,731	136,976	294,370	232,629

Net income	591,627	440,497	1,094,181	828,187
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(45,133)	(14,281)	(70,539)	(29,267)

Net income attributable to EMC Corporation	$546,494	$426,216	$1,023,642	$798,920

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.27	$0.21	$0.50	$0.39

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.24	$0.20	$0.45	$0.37

Weighted average shares, basic	2,060,748	2,052,161	2,063,427	2,051,599

Weighted average shares, diluted	2,266,465	2,132,997	2,262,308	2,126,062

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Cash received from customers	$10,176,306	$8,495,542
Cash paid to suppliers and employees	(7,621,684)	(6,291,713)
Dividends and interest received	40,181	54,219
Interest paid	(40,811)	(38,251)
Income taxes paid	(355,785)	(145,591)

Net cash provided by operating activities	2,198,207	2,074,206

Cash flows from investing activities:
Additions to property, plant and equipment	(406,158)	(301,192)
Capitalized software development costs	(231,561)	(185,634)
Purchases of short- and long-term available-for-sale securities	(3,249,888)	(2,929,754)
Sales of short- and long-term available-for-sale securities	2,413,493	1,244,979
Maturities of short- and long-term available-for-sale securities	563,996	178,201
Business acquisitions, net of cash acquired	(437,102)	(348,846)
Increase in strategic and other related investments, net	(312,302)	(5,812)
Purchase of leasehold interest	(173,126)	—

Net cash used in investing activities	(1,832,648)	(2,348,058)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	422,506	317,300
Issuance of VMware’s common stock from the exercise of stock options	200,714	215,907
EMC repurchase of EMC’s common stock	(1,099,997)	(517,370)
EMC purchase of VMware’s common stock	(99,930)	(198,087)
VMware repurchase of VMware’s common stock	(280,389)	(144,500)
Excess tax benefits from stock-based compensation	252,124	111,807
Payment of long-term and short-term obligations	(549)	(3,515)
Proceeds from long-term and short-term obligations	1,071	1,116

Net cash used in financing activities	(604,450)	(217,342)

Effect of exchange rate changes on cash and cash equivalents	16,122	(26,493)

Net decrease in cash and cash equivalents	(222,769)	(517,687)
Cash and cash equivalents at beginning of period	4,119,138	6,302,499

Cash and cash equivalents at end of period	$3,896,369	$5,784,812

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,094,181	$828,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689,075	566,439
Non-cash interest expense on convertible debt	51,799	52,172
Non-cash restructuring and other special charges	(524)	999
Stock-based compensation expense	414,667	319,397
Increase in provision for doubtful accounts	3,733	11,358
Deferred income taxes, net	(24,852)	(101,930)
Excess tax benefits from stock-based compensation	(252,124)	(111,807)
Other	(38,308)	2,399
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(21,617)	163,646
Inventories	(258,959)	13,598
Other assets	(114,971)	(104,326)
Accounts payable	(79,995)	(84,470)
Accrued expenses	13,718	(63,195)
Income taxes payable	(36,563)	188,968
Deferred revenue	741,234	406,349
Other liabilities	17,713	(13,578)

Net cash provided by operating activities	$2,198,207	$2,074,206

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the six months ended June 30, 2011:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,069,246	$20,692	$3,816,681	$13,659,284	$(92,617)	$762,736	$18,166,776
Stock issued through stock option and stock purchase plans	32,446	325	422,181	—	—	—	422,506
Tax benefit from stock options exercised	—	—	288,841	—	—	—	288,841
Restricted stock grants, cancellations and withholdings, net	4,826	48	(70,798)	—	—	—	(70,750)
Repurchase of common stock	(41,572)	(416)	(1,099,581)	—	—	—	(1,099,997)
EMC purchase of VMware stock	—	—	(89,727)	—	—	(10,203)	(99,930)
Stock options issued in business acquisitions	—	—	3,224	—	—	—	3,224
Stock-based compensation	—	—	426,111	—	—	—	426,111
Impact from equity transactions of VMware, Inc.	—	—	(162,811)	—	—	70,229	(92,582)
Change in market value of investments	—	—	—	—	(9,782)	(3,467)	(13,249)
Change in market value of derivatives	—	—	—	—	(16,955)	—	(16,955)
Translation adjustment	—	—	—	—	25,757	—	25,757
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	59,322	—	—	—	59,322
Net income	—	—	—	1,023,642	—	70,539	1,094,181

Balance, June 30, 2011	2,064,946	$20,649	$3,593,443	$14,682,926	$(93,597)	$889,834	$19,093,255

For the six months ended June 30, 2010:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474
Stock issued through stock option and stock purchase plans	27,336	274	317,026	—	—	—	317,300
Tax benefit from stock options exercised	—	—	134,675	—	—	—	134,675
Restricted stock grants, cancellations and withholdings, net	2,648	26	(42,504)	—	—	—	(42,478)
Repurchase of common stock	(28,908)	(289)	(517,081)	—	—	—	(517,370)
EMC purchase of VMware stock	—	—	(173,694)	—	—	(24,393)	(198,087)
Stock options issued in business acquisitions	—	—	40	—	—	—	40
Stock-based compensation	—	—	329,111	—	—	—	329,111
Impact from equity transactions of VMware, Inc.	—	—	(93,931)	—	—	122,928	28,997
Change in market value of investments	—	—	—	—	11,732	514	12,246
Change in market value of derivatives	—	—	—	—	(20,418)	—	(20,418)
Translation adjustment	—	—	—	—	(30,451)	—	(30,451)
Net income	—	—	—	798,920	—	29,267	828,187

Balance, June 30, 2010	2,053,517	$20,535	$3,829,433	$12,558,209	$(144,859)	$638,908	$16,902,226

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$591,627	$440,497	$1,094,181	$828,187
Other comprehensive loss, net of taxes (benefits):
Foreign currency translation adjustments	6,614	(24,385)	25,757	(30,451)
Changes in market value of investments, including unrealized gains (losses) and reclassification adjustments to net income, net of taxes (benefits) of $(19,493), $4,188, $(9,277) and $7,304	(28,536)	6,611	(13,249)	12,246
Changes in market value of derivatives, net of taxes (benefits) of $(12,741), $(10,546), $(10,458) and $(12,177)	(21,161)	(16,962)	(16,955)	(20,418)

Other comprehensive loss	(43,083)	(34,736)	(4,447)	(38,623)

Comprehensive income	548,544	405,761	1,089,734	789,564
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(45,133)	(14,281)	(70,539)	(29,267)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	6,389	(434)	3,467	(514)

Comprehensive income attributable to EMC Corporation	$509,800	$391,046	$1,022,662	$759,783

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

General

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries and VMware, a company majority-owned by EMC. All intercompany transactions have been eliminated.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and six-month periods ended June 30, 2011 and 2010.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.

We do not believe the adoption of the new guidance above will have an impact on our consolidated financial position, results of operations or cash flows.

2.  Non-controlling Interest in VMware, Inc.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $889.8 million and $638.9 million as of June 30, 2011 and 2010, respectively. At June 30, 2011, EMC held approximately 79% of the economic interest in VMware.

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Net income attributable to EMC Corporation	$1,023,642	$798,920
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	70,860	75,250
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(233,671)	(169,181)

Net transfers to non-controlling interest	(162,811)	(93,931)

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$860,831	$704,989

3.  Business Combinations, Intangibles and Goodwill

During the six months ended June 30, 2011, we acquired all of the capital stock of NetWitness Corporation, a privately-held, market-leading provider of network security analysis solutions. This acquisition complements and expands our RSA Information Security segment. Additionally, during the six months ended June 30, 2011, VMware acquired four companies. The aggregate consideration for these five acquisitions was $440.3 million which consisted of $437.1 million of cash consideration, net of cash acquired and $3.2 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The allocation to goodwill, intangibles and net liabilities was approximately $331.6 million, $119.4 million and $10.7 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three or six months ended June 30, 2011 or 2010.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

Intangible assets, excluding goodwill, as of June 30, 2011 and December 31, 2010 consist of (tables in thousands):

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,584,112	$(944,484)	$639,628
Patents	174,865	(64,954)	109,911
Software licenses	87,643	(78,328)	9,315
Trademarks and tradenames	172,851	(84,196)	88,655
Customer relationships and customer lists	1,326,244	(522,441)	803,803
In-process research and development	43,900	—	43,900
Leasehold interest	173,126	(206)	172,920
Other	25,822	(21,728)	4,094

Total intangible assets, excluding goodwill	$3,588,563	$(1,716,337)	$1,872,226

During the second quarter of 2011, we, along with three other technology companies, acquired specific patents from Novell, Inc. The purchase price for the patent portfolio was $450.0 million, of which we paid $112.5 million. We assigned the patent portfolio an average life of 10 years, based on average contractual term remaining on the patents we acquired. The cash outflow was included in strategic and other related investments in the investing activities section of the Consolidated Statements of Cash Flows.

In the three months ended June 30, 2011, VMware entered into an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located on property adjacent to VMware’s existing headquarters for $225.0 million. Based upon the respective fair values, $51.9 million of the purchase price was recorded to property, plant and equipment, net on the Consolidated Balance Sheet, for the fair value of the buildings and site improvements. The remaining $173.1 million of the purchase price was recorded to intangible assets, net on the Consolidated Balance Sheet, for the fair value of the ground lease and the right to develop additional square footage on the parcel. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the related property. The $51.9 million of buildings and site improvements will be depreciated from the date they are placed into service through the term of the amended and restated ground lease. The $173.1 million of intangible assets will be amortized over 36 years.

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,509,616	$(873,095)	$636,521
Patents	62,170	(62,134)	36
Software licenses	84,583	(72,115)	12,468
Trademarks and tradenames	171,651	(74,725)	96,926
Customer relationships and customer lists	1,275,908	(447,411)	828,497
In-process research and development	43,900	—	43,900
Other	25,632	(19,713)	5,919

Total intangible assets, excluding goodwill	$3,173,460	$(1,549,193)	$1,624,267

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill

Changes in the carrying amount of goodwill, net, for the six months ended June 30, 2011 and the year ended December 31, 2010 consist of (tables in thousands):

	Six Months Ended June 30, 2011
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650
Goodwill acquired	—	—	187,445	144,150	331,595
Tax deduction from exercise of stock options	(59)	—	(80)	—	(139)
Finalization of purchase price allocations	1,816	—	—	2,234	4,050

Balance, end of the period	$7,031,098	$1,467,903	$1,850,578	$1,758,577	$12,108,156

	Year Ended December 31, 2010
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376
Goodwill acquired	2,287,712	—	140,013	178,201	2,605,926
Tax deduction from exercise of stock options	(548)	(2,424)	(1,103)	—	(4,075)
Other adjustments	(275,405)	—	—	275,405	—
Finalization of purchase price allocations	(27,504)	(6,193)	(5,105)	(775)	(39,577)

Balance, end of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650

Other adjustments to goodwill in the six months ended June 30, 2010 include the transfer of the goodwill related to the Ionix information technology management business from the Information Storage segment to the VMware Virtual Infrastructure segment. The goodwill transfer related to the common control acquisition of certain software product technology and related capabilities of our Ionix business by VMware. See Note 15 for additional details.

4.  Convertible Debt

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended June 30, 2011 and December 31, 2010, the contingent conversion thresholds on the Notes were exceeded. As a result, the Notes are convertible at the option of the holder through September 30, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from Shareholders’ Equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value, and the Notes have been classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert such Notes in future quarters. The determination of whether the Notes are convertible will be performed on a quarterly basis. Consequently, the Notes may not be convertible in future quarters and may therefore be reclassified as long-term debt if the contingent conversion thresholds are not met in the future. Approximately $2.2 million of the Notes had been converted as of June 30, 2011.

The carrying amount reported in the Consolidated Balance Sheet as of June 30, 2011 for our convertible debt was $3,447.8 million and the fair value was $5,928.0 million. The decrease in carrying amount during the six months ended June 30, 2011 was due to the conversion of shares. The carrying amount of the equity component was $493.2 million at June 30, 2011.

The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year.

The following tables represent the key components of our interest expense on convertible debt (tables in thousands):

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Contractual interest expense on the coupon	$15,094	$15,094
Amortization of the discount component recognized as interest expense	29,959	28,298

Total interest expense on the convertible debt	$45,053	$43,392

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Contractual interest expense on the coupon	$30,188	$30,188
Amortization of the discount component recognized as interest expense	59,322	56,087

Total interest expense on the convertible debt	$89,510	$86,275

As of June 30, 2011, the unamortized discount consists of $27.2 million which will be amortized over the three months ended September 30, 2011 and an unamortized discount of $148.7 million, which will be amortized over 2.5 years. The effective interest rate on the Notes was 5.6% for the three and six months ended June 30, 2011 and 2010.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Purchased Options and associated warrants will generally have the effect of increasing the conversion price of the Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the Notes.

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2011 when the 2011 Notes become due. As such, the gain or loss on these hedges will be recognized in other comprehensive loss until the underlying exposure is realized.

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

Most of our debt securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities and all of our auction rate securities, which are classified as Level 3. At June 30, 2011, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At June 30, 2011 and December 31, 2010, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our investments at June 30, 2011 and December 31, 2010 (tables in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,074,825	$14,321	$(1,134)	$2,088,012
U.S. corporate debt securities	1,192,073	13,265	(246)	1,205,092
High yield corporate debt securities	439,617	15,534	(3,062)	452,089
Asset-backed securities	30,322	135	(7)	30,450
Municipal obligations	672,901	1,570	(323)	674,148
Auction rate securities	104,450	—	(5,296)	99,154
Foreign debt securities	1,058,492	9,635	(577)	1,067,550

Total	$5,572,680	$54,460	$(10,645)	$5,616,495

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,737,782	$11,286	$(2,674)	$1,746,394
U.S. corporate debt securities	1,239,325	13,608	(1,307)	1,251,626
High yield corporate debt securities	421,469	18,306	(1,943)	437,832
Asset-backed securities	34,730	152	(1)	34,881
Municipal obligations	1,095,338	3,829	(3,266)	1,095,901
Auction rate securities	155,950	—	(9,906)	146,044
Foreign debt securities	653,251	6,878	(714)	659,415

Total	$5,337,845	$54,059	$(19,811)	$5,372,093

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,009,700	$—	$—	$1,009,700
Cash equivalents	2,858,237	28,432	—	2,886,669
U.S. government and agency obligations	1,286,274	801,738	—	2,088,012
U.S. corporate debt securities	—	1,205,092	—	1,205,092
High yield corporate debt securities	—	452,089	—	452,089
Asset-backed securities	—	30,450	—	30,450
Municipal obligations	—	674,148	—	674,148
Auction rate securities	—	—	99,154	99,154
Foreign debt securities	—	1,067,550	—	1,067,550

Total cash and investments	$5,154,211	$4,259,499	$99,154	$9,512,864

Other items:
Foreign exchange derivative assets	$—	$19,613	$—	$19,613
Foreign exchange derivative liabilities	—	(22,498)	—	(22,498)
Commodity derivative liabilities	—	(150)	—	(150)
Interest rate swap contracts	—	(35,857)	—	(35,857)

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

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both June 30, 2011 and December 31, 2010 as credit spreads on AA-rated banks remained constant.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three and six months ended June 30, 2011 (table in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of the period	$118,091	$146,044
Calls at par value	(20,675)	(51,500)
Decrease in previously recognized unrealized losses included in other comprehensive income	1,738	4,610

Balance, end of the period	$99,154	$99,154

Investment Gains and Losses

Unrealized losses on investments at June 30, 2011 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$264,820	$(940)	$9,184	$(194)	$274,004	$(1,134)
U.S. corporate debt securities	133,732	(246)	—	—	133,732	(246)
High yield corporate debt securities	122,705	(3,062)	—	—	122,705	(3,062)
Asset-backed securities	2,057	(6)	5	(1)	2,062	(7)
Municipal obligations	189,351	(323)	—	—	189,351	(323)
Auction rate securities	—	—	89,154	(5,296)	89,154	(5,296)
Foreign debt securities	150,354	(548)	2,178	(29)	152,532	(577)

Total	$863,019	$(5,125)	$100,521	$(5,520)	$963,540	$(10,645)

For all of our securities where the amortized cost basis was greater than the fair value at June 30, 2011, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

During the three months ended June 30, 2011, a realized gain of $56.0 million was recorded in other income (expense), net on the Consolidated Income Statements for the sale of VMware’s strategic investment in Terremark Worldwide, Inc.

Contractual Maturities

The contractual maturities of investments held at June 30, 2011 are as follows (table in thousands):

	June 30, 2011
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,323,507	$1,327,652
Due after 1 year through 5 years	3,406,872	3,438,759
Due after 5 years through 10 years	449,255	459,494
Due after 10 years	393,046	390,590

Total	$5,572,680	$5,616,495

Short-term investments in the Consolidated Balance Sheet include $106.6 million of variable rate demand notes, which have contractual maturities ranging from 2014 through 2048, and are not classified within investments due within one year above.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Inventories

Inventories consist of (table in thousands):

	June 30, 2011	December 31, 2010
Work-in-process	$513,402	$508,426
Finished goods	492,288	347,979

	$1,005,690	$856,405

7.  Accounts and Notes Receivable and Allowance for Credit Losses

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

The contractual amounts due under the leases we retained as of June 30, 2011 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$105,483
Due within two years	88,701
Due within three years	75,937
Thereafter	2,177

Total	272,298
Less amounts representing interest	(7,705)

Present value	264,593
Current portion (included in accounts and notes receivable)	95,796

Long-term portion (included in other assets, net)	$168,797

Subsequent to June 30, 2011, we sold $44.2 million of these notes to third parties without recourse.

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

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of June 30, 2011, amounts from lease receivables past due for more than 90 days were not significant.

The following table presents the activity of our allowance for credit losses related to lease receivables for the six months ended June 30, 2011 and 2010 (table in thousands):

	June 30, 2011	June 30, 2010
Balance, beginning of the period	$44,661	$40,200
Recoveries	(21,023)	(10,799)
Provisions	8,292	21,153

Balance, end of the period	$31,930	$50,554

Gross lease receivables totaled $272.3 million and $287.7 million as of June 30, 2011 and 2010, respectively, before the allowance. The components of these balances were individually evaluated for impairment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	June 30, 2011	December 31, 2010
Furniture and fixtures	$258,015	$251,159
Equipment	4,363,397	4,025,813
Buildings and improvements	1,673,282	1,580,595
Land	116,535	115,899
Building construction in progress	128,472	98,345

	6,539,701	6,071,811
Accumulated depreciation	(3,837,904)	(3,543,379)

	$2,701,797	$2,528,432

Building construction in progress at June 30, 2011 includes $65.8 million for facilities not yet placed in service that we are holding for future use.

9.  Joint Ventures

VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”) along with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of June 30, 2011, we have contributed $173.5 million in funding and $7.8 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of the gains and losses are recognized in other income (expense), net, in the Consolidated Income Statements. As of June 30, 2011, we have recorded net accumulated losses from VCE of $132.3 million since inception of which $46.6 million and $88.4 million were recorded in the three and six months ended June 30, 2011, respectively.

We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $44.3 million as of June 30, 2011, which is included in other current assets in the Consolidated Balance Sheets.

10.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2011	December 31, 2010
Salaries and benefits	$897,271	$861,434
Product warranties	248,395	236,131
Restructuring, current	42,168	81,764
Other	1,066,495	910,706

	$2,254,329	$2,090,035

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and six months ended June 30, 2011 and 2010 (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance, beginning of the period	$243,634	$269,567	$236,131	$271,594
Provision	42,415	21,782	88,240	58,742
Amounts charged to the accrual	(37,654)	(42,259)	(75,976)	(81,246)

Balance, end of the period	$248,395	$249,090	$248,395	$249,090

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

11.  Income Taxes

Our effective income tax rates were 22.6% and 21.2% for the three and six months ended June 30, 2011, respectively, and were 23.7% and 21.9% for the three and six months ended June 30, 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2011 and 2010, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries.

Our effective income tax rate decreased from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 due primarily to an increase in the benefit from the reenactment of the U.S. federal research and development (“R&D”) tax credit which occurred during the fourth quarter of 2010, which was partially offset by a net reduction of the mix of income attributable to foreign versus domestic jurisdictions, non-deductible permanent differences and unfavorable discrete items.

We have substantially concluded all U.S. federal income tax matters for years through 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our Consolidated Income Statements. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.

At December 31, 2010, we reasonably anticipated that up to $41.4 million of individually-insignificant unrecognized tax positions may be recognized within one year. During the quarter ended June 30, 2011, net reductions in uncertain tax positions of $17.1 million were recorded for the resolution of the U.S. federal tax audit for tax years 2007 and 2008.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Stockholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net income attributable to EMC Corporation	$546,494	$426,216	$1,023,642	$798,920
Incremental dilution from VMware	(4,404)	(2,055)	(7,320)	(3,968)

Net income – dilution attributable to EMC Corporation	$542,090	$424,161	$1,016,322	$794,952

Denominator:
Weighted average shares, basic	2,060,748	2,052,161	2,063,427	2,051,599
Weighted common stock equivalents	57,936	49,429	58,840	48,596
Assumed conversion of the Notes and associated warrants	147,781	31,407	140,041	25,867

Weighted average shares, diluted	2,266,465	2,132,997	2,262,308	2,126,062

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

Options to acquire 12.6 million and 14.2 million shares of our common stock for the three and six months ended June 30, 2011, respectively, and options to acquire 60.2 million and 67.4 million shares of our common stock for the three and six months ended June 30, 2010, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the six months ended June 30, 2011, we spent $1,100.0 million to repurchase 41.6 million shares of our common stock. We plan to spend up to $1.5 billion in 2011 on common stock repurchases. Of the 250.0 million shares authorized for repurchase, we have repurchased 155.6 million shares at a total cost of $2.8 billion, leaving a remaining balance of 94.4 million shares authorized for future repurchases.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$18,774	$(6,983)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(3,678) and $(7,278)	(6,967)	(12,533)
Unrealized gains on investments, net of taxes of $19,807 and $32,684	35,008	53,823
Unrealized losses on derivatives, net of tax benefits of $(13,861) and $(3,403)	(22,889)	(5,934)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(70,388) and $(70,388)	(117,058)	(117,058)

	(93,132)	(88,685)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(465)	(3,932)

	$(93,597)	$(92,617)

13.  Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2011, we incurred restructuring and acquisition-related charges of $21.2 million and $48.1 million, respectively. For the three and six months ended June 30, 2010, we incurred restructuring and acquisition-related charges of $9.8 million and $28.3 million, respectively. For the three and six months ended June 30, 2011, we incurred $17.9 million and $41.2 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $3.3 million and $6.9 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2010, we incurred $8.7 million and $25.7 million, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $1.1 million and $2.6 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.

In the second quarter of 2011, first quarter of 2011 and the fourth quarter of 2010, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 205, 33 and 400 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. Additionally, the restructuring program implemented in the first quarter of 2011 includes a plan to consolidate two vacated facilities. All of these actions are expected to be completed by the end of 2011.

The activity for the restructuring programs is presented below (tables in thousands):

Three Months Ended June 30, 2011

2011 Programs
Category	Balance as of March 31, 2011	2011 Charges	Utilization	Balance as of June 30, 2011
Workforce reductions	$3,061	$15,714	$(3,808)	$14,967
Consolidation of excess facilities	312	272	(260)	324

Total	$3,373	$15,986	$(4,068)	$15,291

2010 Program
Category	Balance as of March 31, 2011	Adjustment to the Provision	Utilization	Balance as of June 30, 2011
Workforce reductions	$30,541	$(2,080)	$(9,124)	$19,337

Total	$30,541	$(2,080)	$(9,124)	$19,337

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Programs
Category	Balance as of March 31, 2011	2011 Charges	Utilization	Balance as of June 30, 2011
Workforce reductions	$2,686	$501	$(929)	$2,258
Consolidation of excess facilities and other contractual obligations	35,604	3,491	(4,033)	35,062

Total	$38,290	$3,992	$(4,962)	$37,320

Six Months Ended June 30, 2011

2011 Programs
Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of June 30, 2011
Workforce reductions	$—	$19,426	$(4,459)	$14,967
Consolidation of excess facilities	—	684	(360)	324

Total	$—	$20,110	$(4,819)	$15,291

2010 Program
Category	Balance as of December 31, 2010	Adjustment to the Provision	Utilization	Balance as of June 30, 2011
Workforce reductions	$35,945	$(477)	$(16,131)	$19,337

Total	$35,945	$(477)	$(16,131)	$19,337

Other Programs
Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of June 30, 2011
Workforce reductions	$18,001	$(174)	$(15,569)	$2,258
Consolidation of excess facilities and other contractual obligations	27,818	21,738	(14,494)	35,062

Total	$45,819	$21,564	$(30,063)	$37,320

For the three and six months ended June 30, 2011, we recognized $3.8 million and $22.4 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

Three Months Ended June 30, 2010

Category	Balance as of March 31, 2010	2010 Charges	Utilization	Balance as of June 30, 2010
Workforce reductions	$57,014	$2,442	$(22,780)	$36,676
Consolidation of excess facilities and other contractual obligations	31,829	6,274	(4,451)	33,652

Total	$88,843	$8,716	$(27,231)	$70,328

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2010

Category	Balance as of December 31, 2009	2010 Charges	Utilization	Balance as of June 30, 2010
Workforce reductions	$87,238	$722	$(51,284)	$36,676
Consolidation of excess facilities and other contractual obligations	18,522	24,970	(9,840)	33,652

Total	$105,760	$25,692	$(61,124)	$70,328

14.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of June 30, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2011, we were in compliance with the covenants.

RSA Special Charge

In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. At June 30, 2011, we had a reserve of $81.3 million included in accrued liabilities on the Consolidated Balance Sheet. We considered whether additional losses might result from the pending remediation efforts beyond our existing accrual and concluded that no additional material losses related to the remediation efforts are reasonably possible. We expect that the remediation efforts will be substantially completed by the end of 2011.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

15.  Segment Information

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

In April 2010, VMware acquired certain software product technology and related capabilities from the EMC Information Infrastructure segment’s Ionix information technology management business for cash consideration of $175.0 million. In the three months ended December 31, 2010 and March 31, 2011, an additional $10.6 million and $12.5 million, respectively, of contingent amounts were paid to EMC in accordance with the asset purchase agreement. No contingent amounts were paid to EMC in the three months ended June 30, 2011. The acquisition of the Ionix net assets and related capabilities was accounted for as a business combination between entities under common control. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and six months ended June 30, 2011 and 2010 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2011
Revenues:
Product revenues	$2,430,587	$46,341	$102,273	$2,579,201	$464,783	$—	$3,043,984
Services revenues	1,128,477	122,961	93,861	1,345,299	456,055	—	1,801,354

Total consolidated revenues	3,559,064	169,302	196,134	3,924,500	920,838	—	4,845,338
Cost of sales	1,571,896	62,875	128,234	1,763,005	132,465	69,581	1,965,051

Gross profit	$1,987,168	$106,427	$67,900	2,161,495	788,373	(69,581)	2,880,287

Gross profit percentage	55.8%	62.9%	34.6%	55.1%	85.6%	—	59.4%
Research and development				318,068	140,338	80,485	538,891
Selling, general and administrative				1,075,046	354,839	145,804	1,575,689
Restructuring and acquisition-related charges				—	—	21,216	21,216

Total costs and expenses				1,393,114	495,177	247,505	2,135,796

Operating income				768,381	293,196	(317,086)	744,491
Other income (expense), net				(8,953)	2,745	26,075	19,867

Income before provision for income taxes				759,428	295,941	(291,011)	764,358
Income tax provision				210,303	31,509	(69,081)	172,731

Net income				549,125	264,432	(221,930)	591,627
Net income attributable to the non-controlling interest in VMware, Inc.				—	(55,311)	10,178	(45,133)

Net income attributable to EMC Corporation				$549,125	$209,121	$(211,752)	$546,494

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2010
Revenues:
Product revenues	$2,076,855	$62,329	$90,876	$2,230,060	$323,256	$—	$2,553,316
Services revenues	922,067	116,105	82,460	1,120,632	349,549	—	1,470,181

Total consolidated revenues	2,998,922	178,434	173,336	3,350,692	672,805	—	4,023,497
Cost of sales	1,386,601	61,998	53,524	1,502,123	102,515	59,660	1,664,298

Gross profit	$1,612,321	$116,436	$119,812	1,848,569	570,290	(59,660)	2,359,199

Gross profit percentage	53.8%	65.3%	69.1%	55.2%	84.8%	—	58.6%
Research and development				288,574	120,239	68,912	477,725
Selling, general and administrative				902,505	265,754	115,392	1,283,651
Restructuring and acquisition-related charges				—	—	9,839	9,839

Total costs and expenses				1,191,079	385,993	194,143	1,771,215

Operating income				657,490	184,297	(253,803)	587,984
Other income (expense), net				20,969	(4,930)	(26,550)	(10,511)

Income before provision for income taxes				678,459	179,367	(280,353)	577,473
Income tax provision				173,406	36,255	(72,685)	136,976

Net income				505,053	143,112	(207,668)	440,497
Net income attributable to the non-controlling interest in VMware, Inc.				—	(27,713)	13,432	(14,281)

Net income attributable to EMC Corporation				$505,053	$115,399	$(194,236)	$426,216

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2011
Revenues:
Product revenues	$4,812,472	$89,599	$189,453	$5,091,524	$883,719	$—	$5,975,243
Services revenues	2,176,889	240,058	180,935	2,597,882	879,831	—	3,477,713

Total consolidated revenues	6,989,361	329,657	370,388	7,689,406	1,763,550	—	9,452,956
Cost of sales	3,142,429	124,298	208,153	3,474,880	259,755	138,983	3,873,618

Gross profit	$3,846,932	$205,359	$162,235	4,214,526	1,503,795	(138,983)	5,579,338

Gross profit percentage	55.0%	62.3%	43.8%	54.8%	85.3%	—	59.0%
Research and development				616,201	263,999	160,799	1,040,999
Selling, general and administrative				2,080,310	689,428	301,882	3,071,620
Restructuring and acquisition-related charges				—	—	48,109	48,109

Total costs and expenses				2,696,511	953,427	510,790	4,160,728

Operating income				1,518,015	550,368	(649,773)	1,418,610
Other income (expense), net				(32,946)	4,269	(1,382)	(30,059)

Income before provision for income taxes				1,485,069	554,637	(651,155)	1,388,551
Income tax provision				382,517	80,762	(168,909)	294,370

Net income				1,102,552	473,875	(482,246)	1,094,181
Net income attributable to the non-controlling interest in VMware, Inc.				—	(96,990)	26,451	(70,539)

Net income attributable to EMC Corporation				$1,102,552	$376,885	$(455,795)	$1,023,642

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2010
Revenues:
Product revenues	$4,094,169	$125,991	$176,690	$4,396,850	$635,183	$—	$5,032,033
Services revenues	1,823,848	230,607	158,114	2,212,569	669,587	—	2,882,156

Total consolidated revenues	5,918,017	356,598	334,804	6,609,419	1,304,770	—	7,914,189
Cost of sales	2,788,115	125,330	105,780	3,019,225	198,019	119,227	3,336,471

Gross profit	$3,129,902	$231,268	$229,024	3,590,194	1,106,751	(119,227)	4,577,718

Gross profit percentage	52.9%	64.9%	68.4%	54.3%	84.8%	—	57.8%
Research and development				555,450	222,214	134,994	912,658
Selling, general and administrative				1,781,662	522,869	240,404	2,544,935
Restructuring and acquisition-related charges				—	—	28,341	28,341

Total costs and expenses				2,337,112	745,083	403,739	3,485,934

Operating income				1,253,082	361,668	(522,966)	1,091,784
Other income (expense), net				31,847	(10,143)	(52,672)	(30,968)

Income before provision for income taxes				1,284,929	351,525	(575,638)	1,060,816
Income tax provision				314,206	70,695	(152,272)	232,629

Net income				970,723	280,830	(423,366)	828,187
Net income attributable to the non-controlling interest in VMware, Inc.				—	(53,897)	24,630	(29,267)

Net income attributable to EMC Corporation				$970,723	$226,933	$(398,736)	$798,920

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
United States	$2,507,142	$2,146,873	$4,878,174	$4,265,603
Europe, Middle East and Africa	1,407,571	1,177,095	2,794,354	2,325,942
Asia Pacific and Japan	654,301	488,484	1,249,365	905,180
Latin America, Mexico and Canada	276,324	211,045	531,063	417,464

Total	$4,845,338	$4,023,497	$9,452,956	$7,914,189

No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2011 or 2010.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,267.3 million at June 30, 2011 and $2,936.8 million at December 31, 2010. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $670.6 million at June 30, 2011 and $600.3 million December 31, 2010. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at June 30, 2011 or December 31, 2010.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence Group and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously invest in the business, increase our market share and improve our profitability. During 2011, we will continue to innovate and invest in expanding our total addressable market opportunity through internal research and development (“R&D”) efforts and acquisitions to capitalize on the continued growth of enterprise data. Because of these investments and our focus on providing customers with the technology to transform their Information Technology (“IT”) infrastructures and applications, we believe we are well-positioned in the largest IT transformation in history which is creating enormous opportunities in Cloud Computing and Big Data. Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is only in the early stages, customers recognize that their ability to compete is increasingly tied to the efficiency and agility of their IT operations and that transitioning to cloud architectures to increase their efficiencies and make them more flexible and agile will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. With the investments we made in 2010 by acquiring Isilon and Greenplum, as well as our internally developed Atmos offering, we believe we are well-positioned in this market to continue assisting our customers in unlocking the value contained within this information. To help customers in transitioning to Cloud Computing and benefitting from Big Data, we are leveraging our own services organization, as well as our channel and services partners and service providers. Additionally, momentum continues to build at VCE Company LLC, our joint venture with Cisco and investments from VMware and Intel, which offers the Vblock converged infrastructure product for building out cloud data centers.

Through a combination of reinvesting for growth, deepening our relationship with partners and growing faster than the markets we serve, we believe we will be able to increase our 2011 earnings at a rate faster than the rate at which we will grow our revenue and reinforce our position as the provider of choice for enterprise data, cloud infrastructure and Big Data solutions.

VMware Virtual Infrastructure

VMware’s current financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere and VMware View 4, VMware has introduced more products that build on the vSphere foundation. In the third quarter of 2011, VMware expects to release VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies. VMware plans to continue to introduce additional products in the future. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings and/or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following tables present revenue by our segments:

	For the Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Information Storage	$3,559.1	$2,998.9	$560.2	18.7%
Information Intelligence Group	169.3	178.4	(9.1)	(5.1)
RSA Information Security	196.1	173.3	22.8	13.2
VMware Virtual Infrastructure	920.8	672.8	248.0	36.9

Total revenues	$4,845.3	$4,023.5	$821.8	20.4%

	For the Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Information Storage	$6,989.4	$5,918.0	$1,071.4	18.1%
Information Intelligence Group	329.7	356.6	(26.9)	(7.5)
RSA Information Security	370.4	334.8	35.6	10.6
VMware Virtual Infrastructure	1,763.6	1,304.8	458.8	35.2

Total revenues	$9,453.0	$7,914.2	$1,538.8	19.4%

Consolidated product revenues increased 19.2% and 18.7% to $3,044.0 and $5,975.2 for the three and six months ended June 30, 2011, respectively. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue was due to a continued higher demand for our IT infrastructure offerings to address the storage needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

The Information Storage segment’s product revenues increased 17.0% and 17.5% to $2,430.6 and $4,812.5 for the three and six months ended June 30, 2011, respectively. Within the high-end of the Information Storage segment, product revenues increased 15.3% and 20.2% for the three and six months ended June 30, 2011, respectively, primarily due to VMAX system sales and upgrades as customers continue to purchase VMAX for mission critical data center implementations as well as for new use cases. Within the mid-tier of the Information Storage segment, product revenues increased 26.7% and 23.6% for the three and six months ended June 30, 2011, respectively, due to strong performance across each of our mid-tier product groups. Within our back-up and recovery systems division, Data Domain growth continued to benefit from being owned by EMC which in turn has helped drive growth in Avamar and NetWorker in the second quarter. Additionally within the mid-tier, Isilon, which we acquired in the fourth quarter of 2010, exceeded our expectations in the first quarter and more than doubled its product revenue in the second quarter compared to the same period in the prior year when it was a stand-alone company. Finally, our newly launched VNX family, which started shipping at the end of February, has been well received by the market and accounted for approximately two-thirds of our Unified Storage product revenue in the second quarter, which includes VNX, VNXe, Celerra and CLARiiON.

The VMware Virtual Infrastructure segment’s product revenues increased 43.8% and 39.1% to $464.8 and $883.7 for the three and six months ended June 30, 2011, respectively. VMware’s license revenues benefited in the second quarter and first half of 2011 from the improved macroeconomic environment, resulting in strong demand for vSphere across all geographies. VMware benefited from an increase in the volume of ELAs for both the three and six months ended June 30, 2011 as virtualization has become a fundamental step to cloud computing.

The Information Intelligence Group segment’s product revenues declined 25.7% and 28.9% to $46.3 and $89.6 for the three and six months ended June 30, 2011, respectively. The decrease in product revenues was primarily attributable to changing customer demand. The Information Intelligence Group segment continues to evolve to meet the buying preferences of today’s content management customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The RSA Information Security segment’s product revenues increased 12.5% and 7.2% to $102.3 and $189.5 for the three and six months ended June 30, 2011, respectively. The increase in product revenues was primarily attributable to increased demand for our Governance, Risk and Compliance, Data Loss Prevention and Identity Protection and Verification solutions. The growth for the six months ended June 30, 2011 was less than the growth for the three months ended June 30, 2011 primarily due to a pause in SecurID shipments during the first quarter of 2011 as we reviewed and hardened our internal systems in response to a sophisticated cyber attack targeting RSA.

Consolidated services revenues increased 22.5% and 20.7% to $1,801.4 and $3,477.7 for the three and six months ended June 30, 2011, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues where we continue to provide expertise to customers on the most effective ways to enable cloud computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 22.4% and 19.4% to $1,128.5 and $2,176.9 for the three and six months ended June 30, 2011, respectively. The increase in services revenues was primarily attributable to higher demand for systems maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services and software maintenance also contributed to the increase in services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 30.5% and 31.4% to $456.1 and $879.8 for the three and six months ended June 30, 2011, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In the first six months of 2011, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales.

The Information Intelligence Group segment’s services revenues increased 5.9% and 4.1% to $123.0 and $240.1 for the three and six months ended June 30, 2011, respectively. The increase in services revenues was primarily attributable to higher demand for professional services. The RSA Information Security segment’s services revenues increased 13.8% and 14.4% to $93.9 and $180.9 for the three and six months ended June 30, 2011, respectively. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated revenues by geography were as follows:

	For the Three Months Ended		% Change
	June 30, 2011	June 30, 2010
United States	$2,507.1	$2,146.9	16.8%
Europe, Middle East and Africa	1,407.6	1,177.1	19.6
Asia Pacific and Japan	654.3	488.5	33.9
Latin America, Mexico and Canada	276.3	211.0	30.9

Total revenues	$4,845.3	$4,023.5	20.4%

	For the Six Months Ended
	June 30, 2011	June 30, 2010	% Change
United States	$4,878.2	$4,265.6	14.4%
Europe, Middle East and Africa	2,794.4	2,325.9	20.1
Asia Pacific and Japan	1,249.4	905.2	38.0
Latin America, Mexico and Canada	531.1	417.5	27.2

Total revenues	$9,453.0	$7,914.2	19.4%

Revenues increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 in all of our markets due to greater demand for our products and services offerings.

Changes in exchange rates contributed 3.4% and 2.3% to the overall revenue increase for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The impact of the change in rates was most significant in the Euro zone and Asia Pacific markets, primarily Australia and Japan, for the three and six months ended June 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Cost of revenue:
Information Storage	$1,571.9	$1,386.6	$185.3	13.4%
Information Intelligence Group	62.9	62.0	0.9	1.5
RSA Information Security	128.2	53.5	74.7	139.6
VMware Virtual Infrastructure	132.5	102.5	30.0	29.3
Corporate reconciling items	69.6	59.7	9.9	16.6

Total cost of revenue	1,965.1	1,664.3	300.8	18.1
Gross margins:
Information Storage	1,987.2	1,612.3	374.9	23.3
Information Intelligence Group	106.4	116.4	(10.0)	(8.6)
RSA Information Security	67.9	119.8	(51.9)	(43.3)
VMware Virtual Infrastructure	788.4	570.3	218.1	38.2
Corporate reconciling items	(69.6)	(59.7)	(9.9)	16.6

Total gross margin	2,880.3	2,359.2	521.1	22.1
Operating expenses:
Research and development (1)	538.9	477.7	61.2	12.8
Selling, general and administrative (2)	1,575.7	1,283.7	292.0	22.7
Restructuring and acquisition-related charges	21.2	9.8	11.4	116.3

Total operating expenses	2,135.8	1,771.2	364.6	20.6

Operating income	744.5	588.0	156.5	26.6
Investment income, interest expense and other expenses	19.9	(10.5)	30.4	(289.5)

Income before income taxes	764.4	577.5	186.9	32.4
Income tax provision	172.7	137.0	35.7	26.1

Net income	591.6	440.5	151.1	34.3
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(45.1)	(14.3)	(30.8)	215.4

Net income attributable to EMC Corporation	$546.5	$426.2	$120.3	28.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Cost of revenue:
Information Storage	$3,142.4	$2,788.1	$354.3	12.7%
Information Intelligence Group	124.3	125.3	(1.0)	(0.8)
RSA Information Security	208.2	105.8	102.4	96.8
VMware Virtual Infrastructure	259.8	198.0	61.8	31.2
Corporate reconciling items	139.0	119.2	19.8	16.6

Total cost of revenue	3,873.6	3,336.5	537.1	16.1
Gross margins:
Information Storage	3,846.9	3,129.9	717.0	22.9
Information Intelligence Group	205.4	231.3	(25.9)	(11.2)
RSA Information Security	162.2	229.0	(66.8)	(29.2)
VMware Virtual Infrastructure	1,503.8	1,106.8	397.0	35.9
Corporate reconciling items	(139.0)	(119.2)	(19.8)	16.6

Total gross margin	5,579.3	4,577.7	1,001.6	21.9
Operating expenses:
Research and development (3)	1,041.0	912.7	128.3	14.1
Selling, general and administrative (4)	3,071.6	2,544.9	526.7	20.7
Restructuring and acquisition-related charges	48.1	28.3	19.8	70.0

Total operating expenses	4,160.7	3,485.9	674.8	19.4

Operating income	1,418.6	1,091.8	326.8	29.9
Investment income, interest expense and other expenses	(30.1)	(31.0)	0.9	(2.9)

Income before income taxes	1,388.6	1,060.8	327.8	30.9
Income tax provision	294.4	232.6	61.8	26.6

Net income	1,094.2	828.2	266.0	32.1
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(70.5)	(29.3)	(41.2)	140.6

Net income attributable to EMC Corporation	$1,023.6	$798.9	$224.7	28.1%

(1)	Amount includes corporate reconciling items of $80.5 and $68.9 for the three months ended June 30, 2011 and 2010, respectively.
(2)	Amount includes corporate reconciling items of $145.8 and $115.4 for the three months ended June 30, 2011 and 2010, respectively.
(3)	Amount includes corporate reconciling items of $160.8 and $135.0 for the six months ended June 30, 2011 and 2010, respectively.
(4)	Amount includes corporate reconciling items of $301.9 and $240.4 for the six months ended June 30, 2011 and 2010, respectively.

Gross Margins

Overall our gross margin percentages were 59.4% and 58.6% for the three months ended June 30, 2011 and 2010, respectively. The increase in the gross margin percentage in the second quarter of 2011 compared to 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 162 basis points and the Information Storage segment, which increased overall gross margins by 100 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 148 basis points and the Information Intelligence Group segment, which decreased overall gross margins by 10 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring and acquisition-related charges and transition costs, decreased the consolidated gross margin percentage by 22 basis points. Transition costs represent the incremental costs incurred to streamline our current cost structure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our gross margin percentages were 59.0% and 57.8% for the six months ended June 30, 2011 and 2010, respectively. The increase in the gross margin percentage for the six months ended June 30, 2011 compared to 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 149 basis points, and the Information Storage segment, which increased overall gross margins by 105 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 102 basis points, and the Information Intelligence Group segment, which decreased overall gross margins by 12 basis points. Additionally, the increase in corporate reconciling items decreased the consolidated gross margin percentage by 23 basis points.

For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $9.9 in the corporate reconciling items for the three months ended June 30, 2011 was attributable to a $5.0 increase in stock-based compensation expense and a $5.2 increase in acquisition-related intangible asset amortization expense, which was partially offset by a $0.3 decrease in transition costs. The increase of $19.8 in the corporate reconciling items for the six months ended June 30, 2011 was attributable to a $11.4 increase in stock-based compensation expense and a $9.2 increase in intangible asset amortization expense, partially offset by a $0.8 decrease in transition costs.

The gross margin percentages for the Information Storage segment were 55.8% and 53.8% for the three months ended June 30, 2011 and 2010, respectively, and were 55.0% and 52.9% for the six months ended June 30, 2011 and 2010, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily attributable to improved product gross margins, driven by a shift in product mix towards higher margin products, higher sales volume and an improved cost structure.

The gross margin percentages for the VMware Virtual Infrastructure segment were 85.6% and 84.8% for the three months ended June 30, 2011 and 2010, respectively, and were 85.3% and 84.8% for the six months ended June 30, 2011 and 2010, respectively. The increase in gross margin percentage for the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to license revenue growth exceeding the growth in services revenue.

The gross margin percentages for the Information Intelligence Group segment were 62.9% and 65.3% for three months ended June 30, 2011 and 2010, respectively, and were 62.3% and 64.9% for the six months ended June 30, 2011 and 2010, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2011 compared to the same periods in 2010 was attributable to a decrease in product margins, resulting from lower license sales, which was partially offset by an increase in service gross margins.

The gross margin percentages for the RSA Information Security segment were 34.6% and 69.1% for the three months ended June 30, 2011 and 2010, respectively, and were 43.8% and 68.4% for the six months ended June 30, 2011 and 2010, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2011 compared to the same periods in 2010 was due to a decrease in product margins. The decrease in product margins was caused by costs accrued associated with working with our customers to implement remediation programs in the first quarter of 2011 and to the $66.3 charge related to the expansion of the customer remediation programs that we recorded in the second quarter of 2011. In June 2011, we expanded our customer remediation programs as a result of the heightened customer concerns resulting from press coverage related to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations.

Research and Development

As a percentage of revenues, R&D expenses were 11.1% and 11.9% for the three months ended June 30, 2011 and 2010, respectively, and were 11.0% and 11.5% for the six months ended June 30, 2011 and 2010, respectively. R&D expenses increased $61.2 and $128.3 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $75.8 and $148.0, depreciation expense increased by $1.7 and $7.1 and travel costs increased $2.9 and $5.1 for the three and six months ended June 30, 2011, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $26.0 and $48.3, which reduce R&D expense, for the three and six months ended June 30, 2011, respectively.

Corporate reconciling items within R&D, which consist of stock-based compensation, acquisition-related intangible asset amortization and transition costs, increased $11.6 and $25.8 for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010. Stock-based compensation expense increased $14.4 and $30.8, intangible asset amortization

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

decreased $1.9 and $2.8 and transition costs decreased $0.9 and $2.2 for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010. The increase in stock-based compensation expense was primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.1% and 8.6% for the three months ended June 30, 2011 and 2010, respectively, and were 8.0% and 8.4% for the six months ended June 30, 2011 and 2010, respectively. R&D expenses increased $29.5 and $60.7 for the three and six months ended June 30, 2011, respectively, primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and travel costs. Personnel-related costs increased by $34.9 and $68.1, depreciation expense increased by $3.3 and $8.5 and travel costs increased by $2.3 and $3.8 for the three and six months ended June 30, 2011, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $16.5 and $33.2, which reduce R&D expense, for the three and six months ended June 30, 2011, respectively. The increase in capitalized software development costs is attributable to the timing of efforts associated with new product development.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 15.2% and 17.9% for the three months ended June 30, 2011 and 2010, respectively, and were 15.0% and 17.0% for the six months ended June 30, 2011 and 2010, respectively. VMware’s R&D expenses as a percentage of revenues decreased year over year due to significant revenue growth which outpaced increases in personnel-related expenses. R&D expenses increased $20.1 and $41.8 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 largely due to increases in personnel-related costs of $27.4 and $51.3 for the three and six months ended June 30, 2011, respectively, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions. Additionally, capitalized software development costs increased $9.5 and $15.1 for the three and six months ended June 30, 2011, respectively, when compared to the same period in 2010 primarily due to the timing of products reaching technological feasibility.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.5% and 31.9% for the three months ended June 30, 2011 and 2010, respectively, and were 32.5% and 32.2% for the six months ended June 30, 2011 and 2010, respectively. SG&A expenses increased by $292.0 and $526.7 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, travel costs and commissions. Personnel-related costs increased by $209.0 and $381.9, travel costs increased by $25.8 and $41.8 and commissions increased by $15.4 and $28.5 for the three and six months ended June 30, 2011, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $30.4 and $61.5 for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010. Stock-based compensation expense increased $22.2 and $52.1, intangible asset amortization increased $11.1 and $19.1 and transition costs decreased $2.9 and $9.7 for the three and six months ended June 30, 2011, respectively. The increase in stock-based compensation expense was primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.4% and 26.9% for the three months ended June 30, 2011 and 2010, respectively, and were 27.1% and 27.0% for the six months ended June 30, 2011 and 2010, respectively. SG&A expenses increased $172.5 and $298.6 for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, travel costs and commissions. Personnel-related costs increased by $131.1 and $221.5, travel costs increased by $19.8 and $31.3 and commissions increased by $7.9 and $13.3 for the three and six months ended June 30, 2011, respectively.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 38.5% and 39.5% for the three months ended June 30, 2011 and 2010, respectively, and were 39.1% and 40.1% for the six months ended June 30, 2011 and 2010, respectively. VMware’s SG&A expenses as a percentage of revenues decreased year over year due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

significant revenue growth which outpaced increases in personnel-related expenses. SG&A expenses increased $89.1 and $166.6 for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 primarily due to growth in personnel-related expenses driven by incremental headcount from strategic hiring and business acquisitions.

Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2011, we incurred restructuring and acquisition-related charges of $21.2 and $48.1, respectively. For the three and six months ended June 30, 2010, we incurred restructuring and acquisition-related charges of $9.8 and $28.3, respectively. For the three and six months ended June 30, 2011, we incurred $17.9 and $41.2, respectively, of restructuring charges, primarily related to our current year restructuring programs and $3.3 and $6.9, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2010, we incurred $8.7 and $25.7, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $1.1 and $2.6, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.

Investment Income

Investment income was $36.0 and $74.2 for the three and six months ended June 30, 2011, respectively, and $32.1 and $63.6 for the three and six months ended June 30, 2010, respectively. Investment income increased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to higher weighted average return on investments. The weighted average return on investments, excluding realized losses and gains, was 1.3% and 1.4% for the three and six months ended June 30, 2011, respectively, and 1.2% for both the three and six months ended June 30, 2010, respectively. Net realized gains were $6.3 and $13.0 for the three and six months ended June 30, 2011, respectively, and $0.7 and $2.7 for the three and six months ended June 30, 2010, respectively.

Interest Expense

Interest expense was $46.5 and $44.7 for the three months ended June 30, 2011 and 2010, respectively, and was $91.5 and $87.7 for the six months ended June 30, 2011 and 2010, respectively. Interest expense consists primarily of interest on the convertible senior debt of our $1,725, 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725, 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”). Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $27.4 and $26.3 for the three months ended June 30, 2011 and 2010, respectively, and $54.3 and $52.2 for the six months ended June 30, 2011 and 2010, respectively, as we are accreting our Notes to their stated values over their term. See Note 4 to the Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net was $30.4 and $2.1 for the three months ended June 30, 2011 and 2010, respectively, and was $(12.8) and $(6.9) for the six months ended June 30, 2011 and 2010, respectively. Other income (expense) in 2011 primarily consists of the non-recurring gain on the sale of VMware’s strategic investment in Terremark Worldwide, Inc., in the second quarter of 2011 of $56.0, partially offset by our consolidated share of the losses from our cloud infrastructure joint venture, VCE Company LLC, of $46.6 and $88.4 for the three and six months ended June 30, 2011, respectively. This joint venture is accounted for under the equity method.

Provision for Income Taxes

Our effective income tax rates were 22.6% and 21.2% for the three and six months ended June 30, 2011, respectively, and were 23.7% and 21.9% for the three and six months ended June 30, 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2011 and 2010, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our effective income tax rate decreased from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 due primarily to an increase in the benefit from the reenactment of the U.S. federal R&D tax credit which occurred during the fourth quarter of 2010, which was partially offset by a net reduction of the mix of income attributable to foreign versus domestic jurisdictions, non-deductible permanent differences and unfavorable discrete items.

We have substantially concluded all U.S. federal income tax matters for years through 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.

At December 31, 2010, we reasonably anticipated that up to $41.4 of individually-insignificant unrecognized tax positions may be recognized within one year. During the quarter ended June 30, 2011, net reductions in uncertain tax positions of $17.1 were recorded for the resolution of the U.S. federal tax audit for tax years 2007 and 2008.

Our effective tax rate for the remainder of 2011 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. Our effective tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $45.1 and $14.3 for the three months ended June 30, 2011 and 2010, respectively, and was $70.5 and $29.3 for the six months ended June 30, 2011 and 2010, respectively. The increases were due to increases in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $220.2 and $74.5 for the three months ended June 30, 2011 and 2010, respectively, and was $346.0 and $153.0 for the six months ended June 30, 2011 and 2010, respectively. The weighted average non-controlling interest in VMware was approximately 21% and 19% for the three months ended June 30, 2011 and 2010, respectively, and was approximately 20% and 19% for the six months ended June 30, 2011 and 2010, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. EMC has purchased approximately 7.1 million shares as of June 30, 2011 for approximately $499.2.

Financial Condition

Cash provided by operating activities was $2,198.2 and $2,074.2 for the six months ended June 30, 2011 and 2010, respectively. Cash received from customers was $10,176.3 and $8,495.5 for the six months ended June 30, 2011 and 2010, respectively. The increase in cash received from customers was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $7,621.7 and $6,291.7 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. Cash received from dividends and interest decreased to $40.2 for the six months ended June 30, 2011 compared with $54.2 for the six months ended June 30, 2010, due to a change in mix of our investment portfolio. For the six months ended June 30, 2011 and 2010, we paid $355.8 and $145.6, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $1,832.6 and $2,348.1 for the six months ended June 30, 2011 and 2010, respectively. Cash used for business acquisitions, strategic and other related investments includes 2011 business acquisitions, net of cash acquired, of $749.4 and the purchase of patents from Novell of $112.5. Additionally, VMware purchased a leasehold interest for $173.1 in the second quarter of 2011. Capital additions were $406.2 and $301.2 for the six months ended June 30, 2011 and 2010, respectively. The higher level of capital additions was primarily attributable to an increase in spending to support the growth of the business. Capitalized software development costs were $231.6 and $185.6 for the six months ended June 30, 2011 and 2010,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

respectively. The increase was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities. Net purchases of investments were $272.4 and $1,506.6 for the six months ended June 30, 2011 and 2010, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $604.5 and $217.3 for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, we spent $1,100.0 to repurchase 41.6 million shares of our common stock and $99.9 to purchase 1.1 million shares of VMware’s common stock. Additionally, VMware spent $280.4 to repurchase 3.2 million shares of its common stock. For the six months ended June 30, 2010, we spent $517.4 to repurchase 28.9 million shares of our common stock and $198.1 to purchase 3.5 million shares of VMware’s common stock. Additionally, VMware spent $144.5 to repurchase 2.4 million shares of its common stock. We generated $623.2 and $533.2 during the six months ended June 30, 2011 and 2010, respectively, from the exercise of stock options. We generated $252.1 and $111.8 during the six months ended June 30, 2011 and 2010, respectively, of excess tax benefits from stock-based compensation.

We expect to continue to generate positive cash flows from operations for the remainder of 2011 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for the next twelve months.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended June 30, 2011, the Notes are convertible at the option of the holder through September 30, 2011. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.

Additionally, $1,723.2 of the Notes is due in November 2011. The remaining $1,724.5 of the Notes is due in November 2013. At maturity, we are obligated to pay cash up to the principal amount of the debt. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock. These will generally have the effect of offsetting the cash outlay which may be paid by EMC for the conversion value in excess of the principal amount. See Note 4 to the Consolidated Financial Statements.

We have available for use a credit line of $50.0 in the United States. As of June 30, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2011, we were in compliance with the covenants. As of June 30, 2011, the aggregate amount of liabilities of our subsidiaries was approximately $5,754.5.

At June 30, 2011, our total cash, cash equivalents, and short-term and long-term investments were $9,512.9. This balance includes approximately $3,703.1 held by VMware, of which $1,721.2 is held overseas, and $1,469.9 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, infrequently occurring gains, losses and charges, special tax items and provisions for litigation to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Gross margin	$3,015.9	$2,418.3
Gross margin percentage	62.2%	60.1%
Operating income	1,121.4	831.2
Operating income percentage	23.1%	20.7%
Income tax provision	239.3	197.0
Net income attributable to EMC	793.2	596.3
Diluted earnings per share attributable to EMC	$0.35	$0.28

The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin products and improved cost control. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were attributable to an improved gross margin percentage and revenues growing faster than our operating expenses.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended June 30, 2011
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	RSA special charge	Gain on strategic investment	Non-GAAP
Gross margin	$2,880.3	$—	$30.1	$39.2	$66.3	$—	$3,015.9
Operating income	744.5	21.2	203.0	86.4	66.3	—	1,121.4
Income tax provision	172.7	2.3	47.6	26.2	10.1	(19.6)	239.3
Net income attributable to EMC	546.5	18.6	142.9	57.9	56.2	(28.9)	793.2
Diluted earnings per share attributable to EMC	$0.24	$0.01	$0.06	$0.03	$0.03	$(0.01)	$0.35

	For the Three Months Ended June 30, 2010
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	RSA special charge	Gain on strategic investment	Non-GAAP
Gross margin	$2,359.2	$—	$25.1	$34.0	$—	$—	$2,418.3
Operating income	588.0	9.8	161.4	72.0	—	—	831.2
Income tax provision	137.0	(1.7)	38.9	22.9	—	—	197.0
Net income attributable to EMC	426.2	10.4	111.8	47.8	—	—	596.3
Diluted earnings per share attributable to EMC	$0.20	$0.01	$0.05	$0.02	$—	$—	$0.28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

In the second quarter of 2011, we recorded a non-recurring special charge of $66.3 for the expansion of the customer remediation programs related to a sophisticated cyber attack on RSA in March 2011, which resulted in information related to RSA’s SecurID products being compromised. We expanded our customer remediation programs in June 2011, to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. Additionally, for the second quarter of 2011, we had a non-recurring gain on VMware’s strategic investment in Terremark Worldwide, Inc.

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC. For the six months ended June 30, 2011, our free cash flow was $1,560.5. The free cash flow for the six months ended June 30, 2011 exceeded our non-GAAP net income attributable to EMC by $67.0. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the Statements of Cash Flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flow from Operations	$2,198.2	$2,074.2
Capital Expenditures	(406.2)	(301.2)
Capitalized Software Development Costs	(231.6)	(185.6)

Free Cash Flow	$1,560.5	$1,587.4

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $2,198.2 and $2,074.2 for the six months ended June 30, 2011 and 2010, respectively, cash used in investing activities of $1,832.6 and $2,348.1 for the six months ended June 30, 2011 and 2010, respectively, and net cash used in financing activities of $604.5 and $217.3 for the six months ended June 30, 2011 and 2010, respectively.

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

•

the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs that are capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

We held $5.6 billion in short- and long-term investments as of June 30, 2011. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including due to downgrades in U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

In February 2010, President Obama, as part of the Administration’s FY 2011 budget, proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. In August 2010, President Obama signed into law H.R. 1586 (commonly known as the Education Jobs and Medicaid Assistance Act), which included several international tax provisions with minimal impact on the Company’s effective tax rate. As part of its FY 2012 budget, the Administration has re-proposed, with certain modifications, a number of tax provisions that were not adopted during the previous Congress. Although the scope of future changes remains unclear, revisions to the taxation of international income continue to be a topic of conversation for the Obama Administration and the U.S. Congress. As the enactment of some or all of these proposals could increase the Company’s effective tax rate and adversely affect our profitability, we will continue to monitor them.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2011

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011	75,133		$28.32	—	102,931,080
May 1, 2011 – May 31, 2011	4,587,777		27.36	4,192,599	98,738,481
June 1, 2011 – June 30, 2011	4,808,709		27.06	4,328,000	94,410,481

Total	9,471,619	(2)	$27.21	8,520,599	94,410,481

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 951,020 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

    (a) Exhibits

See index to Exhibits on page 53 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: August 5, 2011	By:	/s/ DAVID I. GOULDEN
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006. (4)

4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006. (4)

10.1	NetWitness Acquisition Corp. 2006 Equity Incentive Plan, as amended. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS*	XBRL Instance Document. (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 5, 2011 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).
(4)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).