Form 10-Q
period 2011-09-30
EMC CORP
filed 2011-11-03
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2011

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2011 was 2,039,957,250.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,125,610	$4,119,138
Short-term investments	1,635,533	1,256,175
Accounts and notes receivable, less allowance for doubtful accounts of $60,264 and $57,385	2,650,392	2,569,523
Inventories	1,104,143	856,405
Deferred income taxes	642,716	609,832
Other current assets	789,329	372,249

Total current assets	9,947,723	9,783,322
Long-term investments	4,499,373	4,170,742
Property, plant and equipment, net	2,756,003	2,528,432
Intangible assets, net	1,851,967	1,624,267
Goodwill	12,153,651	11,772,650
Other assets, net	1,221,954	953,871

Total assets	$32,430,671	$30,833,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,007,805	$1,062,600
Accrued expenses	2,357,448	2,090,035
Income taxes payable	—	199,735
Convertible debt	3,280,957	3,214,771
Deferred revenue	3,325,466	2,810,873

Total current liabilities	9,971,676	9,378,014
Income taxes payable	243,206	265,549
Deferred revenue	2,398,596	1,853,263
Deferred income taxes	624,183	717,004
Other liabilities	242,967	217,449

Total liabilities	13,480,628	12,431,279

Convertible debt (See Note 4)	144,862	235,229
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,039,957 and 2,069,246 shares	20,400	20,692
Additional paid-in capital	2,818,523	3,816,681
Retained earnings	15,288,575	13,659,284
Accumulated other comprehensive loss, net	(220,302)	(92,617)

Total EMC Corporation’s shareholders’ equity	17,907,196	17,404,040
Non-controlling interest in VMware, Inc.	897,985	762,736

Total shareholders’ equity	18,805,181	18,166,776

Total liabilities and shareholders’ equity	$32,430,671	$30,833,284

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Product sales	$3,074,367	$2,675,925	$9,049,610	$7,707,958
Services	1,905,834	1,536,346	5,383,547	4,418,502

	4,980,201	4,212,271	14,433,157	12,126,460
Costs and expenses:
Cost of product sales	1,269,323	1,194,297	3,917,028	3,513,961
Cost of services	644,613	531,000	1,870,526	1,547,807
Research and development	548,021	483,264	1,589,020	1,395,922
Selling, general and administrative	1,612,914	1,343,325	4,684,534	3,888,260
Restructuring and acquisition-related charges	20,302	12,561	68,411	40,902

Operating income	885,028	647,824	2,303,638	1,739,608
Non-operating income (expense):
Investment income	32,293	40,563	106,506	104,198
Interest expense	(44,322)	(44,827)	(135,777)	(132,539)
Other expense, net	(59,799)	(5,823)	(72,616)	(12,714)

Total non-operating expense	(71,828)	(10,087)	(101,887)	(41,055)

Income before provision for income taxes	813,200	637,737	2,201,751	1,698,553
Income tax provision	171,086	148,663	465,456	381,292

Net income	642,114	489,074	1,736,295	1,317,261
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(36,465)	(16,558)	(107,004)	(45,825)

Net income attributable to EMC Corporation	$605,649	$472,516	$1,629,291	$1,271,436

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.29	$0.23	$0.79	$0.62

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.27	$0.22	$0.72	$0.59

Weighted average shares, basic	2,054,007	2,055,876	2,060,242	2,053,026

Weighted average shares, diluted	2,207,099	2,146,753	2,244,508	2,132,948

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Cash received from customers	$15,434,151	$12,733,156
Cash paid to suppliers and employees	(11,577,038)	(9,567,360)
Dividends and interest received	77,706	92,834
Interest paid	(54,683)	(41,621)
Income taxes paid	(395,539)	(180,403)

Net cash provided by operating activities	3,484,597	3,036,606

Cash flows from investing activities:
Additions to property, plant and equipment	(601,177)	(541,866)
Capitalized software development costs	(342,091)	(272,492)
Purchases of short- and long-term available-for-sale securities	(5,589,382)	(5,091,454)
Sales of short- and long-term available-for-sale securities	3,945,683	2,362,878
Maturities of short- and long-term available-for-sale securities	877,510	261,631
Business acquisitions, net of cash acquired	(536,624)	(851,380)
Increase in strategic and other related investments	(459,711)	(5,642)
Purchase of leasehold interest	(151,083)	—

Net cash used in investing activities	(2,856,875)	(4,138,325)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	501,627	552,846
Issuance of VMware’s common stock from the exercise of stock options	285,286	355,846
EMC repurchase of EMC’s common stock	(1,899,208)	(800,267)
EMC purchase of VMware’s common stock	(342,201)	(289,587)
VMware repurchase of VMware’s common stock	(490,916)	(285,940)
Excess tax benefits from stock-based compensation	318,717	210,711
Payment of long-term and short-term obligations	(1,263)	(3,755)
Proceeds from long-term and short-term obligations	1,253	1,116

Net cash used in financing activities	(1,626,705)	(259,030)

Effect of exchange rate changes on cash and cash equivalents	5,455	(1,158)

Net decrease in cash and cash equivalents	(993,528)	(1,361,907)
Cash and cash equivalents at beginning of period	4,119,138	6,302,499

Cash and cash equivalents at end of period	$3,125,610	$4,940,592

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,736,295	$1,317,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,048,151	862,964
Non-cash interest expense on convertible debt	76,398	78,731
Non-cash restructuring and other special charges	(2,325)	3,114
Stock-based compensation expense	613,233	484,141
Provision for doubtful accounts	8,525	18,599
Deferred income taxes, net	83,657	(41,355)
Excess tax benefits from stock-based compensation	(318,717)	(210,711)
Other, net	(28,740)	(9,192)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(56,076)	(14,380)
Inventories	(416,898)	(55,862)
Other assets	(157,024)	(127,401)
Accounts payable	(75,263)	(71,839)
Accrued expenses	51,747	(38,343)
Income taxes payable	(13,740)	242,244
Deferred revenue	1,048,545	602,477
Other liabilities	(113,171)	(3,842)

Net cash provided by operating activities	$3,484,597	$3,036,606

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 30, 2011:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,069,246	$20,692	$3,816,681	$13,659,284	$(92,617)	$762,736	$18,166,776
Stock issued through stock option and stock purchase plans	39,010	391	501,236	—	—	—	501,627
Tax benefit from stock options exercised	—	—	358,688	—	—	—	358,688
Restricted stock grants, cancellations and withholdings, net	8,894	89	(110,247)	—	—	—	(110,158)
Repurchase of common stock	(77,193)	(772)	(1,898,436)	—	—	—	(1,899,208)
EMC purchase of VMware stock	—	—	(304,022)	—	—	(38,179)	(342,201)
Stock options issued in business acquisitions	—	—	3,224	—	—	—	3,224
Stock-based compensation	—	—	629,301	—	—	—	629,301
Impact from equity transactions of VMware, Inc.	—	—	(268,269)	—	—	70,203	(198,066)
Change in market value of investments	—	—	—	—	(40,665)	(3,779)	(44,444)
Change in market value of derivatives	—	—	—	—	(81,703)	—	(81,703)
Translation adjustment	—	—	—	—	(5,317)	—	(5,317)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	90,367	—	—	—	90,367
Net income	—	—	—	1,629,291	—	107,004	1,736,295

Balance, September 30, 2011	2,039,957	$20,400	$2,818,523	$15,288,575	$(220,302)	$897,985	$18,805,181

For the nine months ended September 30, 2010:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$3,875,791	$11,759,289	$(105,722)	$510,592	$16,060,474
Stock issued through stock option and stock purchase plans	46,884	469	552,377	—	—	—	552,846
Tax benefit from stock options exercised	—	—	223,807	—	—	—	223,807
Restricted stock grants, cancellations and withholdings, net	4,861	49	(60,126)	—	—	—	(60,077)
Repurchase of common stock	(43,790)	(438)	(799,829)	—	—	—	(800,267)
EMC purchase of VMware stock	—	—	(255,638)	—	—	(33,949)	(289,587)
Stock options issued in business acquisitions	—	—	1,841	—	—	—	1,841
Stock-based compensation	—	—	499,731	—	—	—	499,731
Impact from equity transactions of VMware, Inc.	—	—	(151,539)	—	—	177,977	26,438
Change in market value of investments	—	—	—	—	37,065	1,915	38,980
Change in market value of derivatives	—	—	—	—	(51,452)	—	(51,452)
Translation adjustment	—	—	—	—	(159)	—	(159)
Net income	—	—	—	1,271,436	—	45,825	1,317,261

Balance, September 30, 2010	2,060,396	$20,604	$3,886,415	$13,030,725	$(120,268)	$702,360	$17,519,836

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$642,114	$489,074	$1,736,295	$1,317,261
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(31,074)	30,292	(5,317)	(159)
Changes in market value of investments, including unrealized gains (losses) and reclassification adjustments to net income, net of taxes (benefits) of $(16,256), $15,481, $(25,533) and $22,785	(31,195)	26,734	(44,444)	38,980
Changes in market value of derivatives, net of taxes (benefits) of $(41,494), $(17,382), $(51,952) and $(29,559)	(64,748)	(31,034)	(81,703)	(51,452)

Other comprehensive income (loss)	(127,017)	25,992	(131,464)	(12,631)

Comprehensive income	515,097	515,066	1,604,831	1,304,630
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(36,465)	(16,558)	(107,004)	(45,825)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	312	(1,401)	3,779	(1,915)

Comprehensive income attributable to EMC Corporation	$478,944	$497,107	$1,501,606	$1,256,890

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2011 and 2010.

Net Income Per Share

Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, our $1.701 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”), our $1.724 billion 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) and associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.

In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This new guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted.

We do not believe the adoption of the new guidance above will have an impact on our consolidated financial position, results of operations or cash flows.

2.   Non-controlling Interest in VMware, Inc.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying Consolidated Balance Sheets and was $898.0 million and $702.4 million as of September 30, 2011 and 2010, respectively. At September 30, 2011, EMC held approximately 80% of the economic interest in VMware.

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Net income attributable to EMC Corporation	$1,629,291	$1,271,436
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	102,612	123,970
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(370,881)	(275,509)

Net transfers to non-controlling interest	(268,269)	(151,539)

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,361,022	$1,119,897

3.   Business Combinations, Intangibles and Goodwill

During the nine months ended September 30, 2011, we acquired all of the capital stock of NetWitness Corporation, a privately-held, market-leading provider of network security analysis solutions. This acquisition complements and expands our RSA Information Security segment. Additionally, during the nine months ended September 30, 2011, VMware acquired six companies. The aggregate consideration for these seven acquisitions was $539.8 million which consisted of $536.6 million of cash consideration, net of cash acquired and $3.2 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The allocation to goodwill, intangibles and net assets was approximately $375.8 million, $157.1 million and $6.9 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three or nine months ended September 30, 2011 or 2010.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

Intangible assets, excluding goodwill, as of September 30, 2011 and December 31, 2010 consist of (tables in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,620,912	$(982,625)	$638,287
Patents	224,865	(68,367)	156,498
Software licenses	88,993	(81,461)	7,532
Trademarks and tradenames	172,851	(88,916)	83,935
Customer relationships and customer lists	1,329,774	(560,646)	769,128
In-process research and development	43,900	—	43,900
Leasehold interest	151,083	(1,442)	149,641
Other	25,822	(22,776)	3,046

Total intangible assets, excluding goodwill	$3,658,200	$(1,806,233)	$1,851,967

In the quarter ended June 30, 2011, we, along with three other technology companies, acquired specific patents from Novell, Inc. The purchase price for the patent portfolio was $450.0 million, of which we paid $112.5 million. We assigned the patent portfolio an average life of 10 years, based on average contractual term remaining on the patents we acquired. The cash outflow was included in strategic and other related investments in the investing activities section of the Consolidated Statements of Cash Flows.

In the quarter ended June 30, 2011, VMware closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located on property adjacent to VMware’s Palo Alto, California campus for $225.0 million. Based upon the respective fair values and preliminary assumptions, $51.9 million of the purchase price was recorded to property, plant and equipment, net on the June 30, 2011 Consolidated Balance Sheet, representing the estimated fair value of the buildings and site improvements. The remaining $173.1 million of the purchase price was recorded to intangible assets, net on the June 30, 2011 Consolidated Balance Sheet, for the fair value of the ground lease and the right to develop additional square footage on the parcel.

In the three months ended September 30, 2011, the gross amount classified to property, plant and equipment, net was increased by $22.0 million to $73.9 million to reflect the final assumptions regarding VMware’s intended use of the existing structures. As a result of this adjustment, the gross amount of the value attributed to the leasehold interest was decreased by the same amount. These adjustments are reflected on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and the Consolidated Balance Sheets as of September 30, 2011. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the related property. The buildings and site improvements will be depreciated from the date they are placed into service through the term of the amended and restated ground lease, and intangible assets will amortize through 2046.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill

Changes in the carrying amount of goodwill, net, for the nine months ended September 30, 2011 and the year ended December 31, 2010 consist of (tables in thousands):

	Nine Months Ended September 30, 2011
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650
Goodwill resulting from acquisitions	—	—	187,445	188,395	375,840
Tax deduction from exercise of stock options	(73)	—	(95)	—	(168)
Finalization of purchase price allocations	4,038	—	(1,982)	3,273	5,329

Balance, end of the period	$7,033,306	$1,467,903	$1,848,581	$1,803,861	$12,153,651

	Year Ended December 31, 2010
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376
Goodwill resulting from acquisitions	2,287,712	—	140,013	178,201	2,605,926
Tax deduction from exercise of stock options	(548)	(2,424)	(1,103)	—	(4,075)
Other adjustments	(275,405)	—	—	275,405	—
Finalization of purchase price allocations	(27,504)	(6,193)	(5,105)	(775)	(39,577)

Balance, end of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650

Other adjustments to goodwill in the year ended December 31, 2010 include the transfer of the goodwill related to the Ionix information technology management business from the Information Storage segment to the VMware Virtual Infrastructure segment. The goodwill transfer related to the common control acquisition of certain software product technology and related capabilities of our Ionix business by VMware. See Note 15 for additional details.

4.   Convertible Debt

In November 2006, we issued our Notes for total gross proceeds of $3.45 billion. The Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.

The 2011 Notes are currently convertible because we are within three months of their maturity. The holders of the 2013 Notes may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding September 1, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the Notes. Additionally, the 2013 Notes will become convertible during the last three months prior to their maturity.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

per share of our common stock. The conversion price is subject to adjustment in some events as set forth in the indenture. In addition, if a “fundamental change” (as defined in the indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

At December 31, 2010, the contingent conversion thresholds on the Notes were exceeded. As a result, the Notes became convertible at the option of the holder. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from Shareholders’ Equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value, and the Notes were classified as a current liability.

At September 30, 2011, the 2011 Notes had less than three months to maturity and are therefore convertible at the option of the holder through November 30, 2011. In addition, based upon the closing price of our common stock for the prescribed measurement period during the three months ended September 30, 2011, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through December 31, 2011. We reclassified from Shareholders’ Equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value, and the Notes have been classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Approximately $24.2 million of the Notes have been converted as of September 30, 2011.

The carrying amount reported on the Consolidated Balance Sheet as of September 30, 2011 for our convertible debt was $3,425.8 million and the fair value was $4,707.6 million. The decrease in carrying amount during the nine months ended September 30, 2011 was due to the conversion of shares. The carrying amount of the equity component was $524.2 million at September 30, 2011.

The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year.

The following tables represent the key components of our interest expense on convertible debt (tables in thousands):

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Contractual interest expense on the coupon	$15,078	$15,094
Amortization of the discount component recognized as interest expense	31,045	29,041

Total interest expense on the convertible debt	$46,123	$44,135

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Contractual interest expense on the coupon	$45,266	$45,282
Amortization of the discount component recognized as interest expense	90,367	85,128

Total interest expense on the convertible debt	$135,633	$130,410

As of September 30, 2011, the unamortized discount on the 2011 Notes consists of $10.8 million which will be fully amortized by December 1, 2011, and the unamortized discount on the 2013 Notes consists of $134.1 million, which will be fully amortized by December 1, 2013. The effective interest rate on the Notes was 5.6% for the three and nine months ended September 30, 2011 and 2010.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In 2010, we entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2012 to replace the 2011 Notes. As such, the gain or loss on these hedges is recognized in other comprehensive loss until the underlying exposure is realized.

5.   Fair Value of Financial Assets and Liabilities

Our fixed income and equity investments are classified as available for sale and recorded at their fair market values. We determine fair value using the following hierarchy:

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

Most of our fixed income securities are classified as Level 2 securities, with the exception of some of our U.S. government and agency obligations, which are classified as Level 1 securities, and all of our auction rate securities, which are classified as Level 3. At September 30, 2011, the vast majority of our Level 2 investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. Our publicly traded equity securities are classified as Level 1.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At September 30, 2011 and December 31, 2010, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at September 30, 2011 and December 31, 2010 (tables in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,294,101	$14,889	$(2,268)	$2,306,722
U.S. corporate debt securities	1,391,063	10,175	(3,595)	1,397,643
High yield corporate debt securities	448,200	4,549	(27,557)	425,192
Asset-backed securities	31,411	103	(11)	31,503
Municipal obligations	775,608	1,953	(479)	777,082
Auction rate securities	91,350	—	(10,259)	81,091
Foreign debt securities	1,048,249	7,391	(2,600)	1,053,040

Total fixed income securities	6,079,982	39,060	(46,769)	6,072,273
Publicly traded equity securities	58,205	4,428	—	62,633

Total	$6,138,187	$43,488	$(46,769)	$6,134,906

We held approximately $1.1 billion in foreign debt securities at September 30, 2011. These securities have an average credit rating of AA-, and approximately 6% of these securities are deemed sovereign debt with an average credit rating of AA. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal or Spain. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,737,782	$11,286	$(2,674)	$1,746,394
U.S. corporate debt securities	1,239,325	13,608	(1,307)	1,251,626
High yield corporate debt securities	421,469	18,306	(1,943)	437,832
Asset-backed securities	34,730	152	(1)	34,881
Municipal obligations	1,095,338	3,829	(3,266)	1,095,901
Auction rate securities	155,950	—	(9,906)	146,044
Foreign debt securities	653,251	6,878	(714)	659,415

Total fixed income securities	5,337,845	54,059	(19,811)	5,372,093
Publicly traded equity securities	22,376	32,448	—	54,824

Total	$5,360,221	$86,507	$(19,811)	$5,426,917

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,186,959	$—	$—	$1,186,959
Cash equivalents	1,838,607	100,044	—	1,938,651
U.S. government and agency obligations	1,277,304	1,029,418	—	2,306,722
U.S. corporate debt securities	—	1,397,643	—	1,397,643
High yield corporate debt securities	—	425,192	—	425,192
Asset-backed securities	—	31,503	—	31,503
Municipal obligations	—	777,082	—	777,082
Auction rate securities	—	—	81,091	81,091
Foreign debt securities	—	1,053,040	—	1,053,040
Publicly traded equity securities	62,633	—	—	62,633

Total cash and investments	$4,365,503	$4,813,922	$81,091	$9,260,516

Other items:
Foreign exchange derivative assets	$—	$60,341	$—	$60,341
Foreign exchange derivative liabilities	—	(58,617)	—	(58,617)
Commodity derivative liabilities	—	(708)	—	(708)
Interest rate swap contracts	—	(145,934)	—	(145,934)

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges for the forecasted issuance of debt in 2012 to replace the 2011 Notes. As such, the gain or loss on these hedges is recognized in other comprehensive loss until the underlying exposure is realized. As of September 30, 2011, the interest rate swaps have unrealized losses of $145.9 million primarily due to the change in interest rates since the contracts’ inception.

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $18.4 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 2% at September 30, 2011 compared to 1% at December 31, 2010 due to the widening of credit spreads on AA-rated banks during 2011.

The following table provides a summary of changes in fair value of our Level 3 financial assets for the three and nine months ended September 30, 2011 (table in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of the period	$99,154	$146,044
Calls at par value	(13,100)	(64,600)
Decrease in previously recognized unrealized losses included in other comprehensive income	(4,963)	(353)

Balance, end of the period	$81,091	$81,091

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Gains and Losses

Unrealized losses on investments at September 30, 2011 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$747,809	$(2,122)	$6,491	$(146)	$754,300	$(2,268)
U.S. corporate debt securities	549,667	(3,595)	—	—	549,667	(3,595)
High yield corporate debt securities	306,934	(27,557)	—	—	306,934	(27,557)
Asset-backed securities	7,047	(10)	5	(1)	7,052	(11)
Municipal obligations	304,076	(472)	8,147	(7)	312,223	(479)
Auction rate securities	—	—	81,091	(10,259)	81,091	(10,259)
Foreign debt securities	326,419	(2,600)	—	—	326,419	(2,600)

Total	$2,241,952	$(36,356)	$95,734	$(10,413)	$2,337,686	$(46,769)

As of September 30, 2011, there were no publicly traded equity securities in a continuous unrealized loss position. For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2011, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

During the three months ended June 30, 2011, a realized gain of $56.0 million was recorded in other expense, net on the Consolidated Income Statements for the sale of VMware’s investment in Terremark Worldwide, Inc.

Contractual Maturities

The contractual maturities of fixed income securities held at September 30, 2011 are as follows (table in thousands):

	September 30, 2011
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,602,305	$1,604,979
Due after 1 year through 5 years	3,661,373	3,678,241
Due after 5 years through 10 years	356,779	346,741
Due after 10 years	459,525	442,312

Total	$6,079,982	$6,072,273

Short-term investments on the Consolidated Balance Sheet include $30.6 million of variable rate demand notes, which have contractual maturities ranging from 2013 through 2045, and are not classified within investments due within one year above.

6.  Inventories

Inventories consist of (table in thousands):

	September 30, 2011	December 31, 2010
Work-in-process	$555,343	$508,426
Finished goods	548,800	347,979

	$1,104,143	$856,405

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The contractual amounts due under the leases we retained as of September 30, 2011 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$106,198
Due within two years	90,288
Due within three years	74,466
Thereafter	2,302

Total	273,254
Less amounts representing interest	(6,362)

Present value	266,892
Current portion (included in accounts and notes receivable)	94,111

Long-term portion (included in other assets, net)	$172,781

Subsequent to September 30, 2011, we sold $12.2 million of these notes to third parties without recourse.

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

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of September 30, 2011, amounts from lease receivables past due for more than 90 days were not significant.

The following table presents the activity of our allowance for credit losses related to lease receivables for the nine months ended September 30, 2011 and 2010 (table in thousands):

	September 30, 2011	September 30, 2010
Balance, beginning of the period	$44,661	$40,200
Recoveries	(27,539)	(20,991)
Provisions	10,066	22,084

Balance, end of the period	$27,188	$41,293

Gross lease receivables totaled $273.3 million and $221.4 million as of September 30, 2011 and 2010, respectively, before the allowance. The components of these balances were individually evaluated for impairment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	September 30, 2011	December 31, 2010
Furniture and fixtures	$166,214	$156,644
Equipment	4,618,877	4,112,000
Buildings and improvements	1,728,750	1,617,154
Land	117,500	115,899
Building construction in progress	50,138	70,114

	6,681,479	6,071,811
Accumulated depreciation	(3,925,476)	(3,543,379)

	$2,756,003	$2,528,432

Building construction in progress at September 30, 2011 includes $65.8 million for facilities not yet placed in service that we are holding for future use.

9.  Joint Ventures

VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”). VMware and Intel are also investors in VCE. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of September 30, 2011, we have contributed $242.9 million in funding and $10.0 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity. In October 2011, EMC contributed an additional $94.7 million to VCE.

We consider VCE a variable interest entity. Authoritative guidance related to variable interest entities states that the primary beneficiary of a variable interest entity must have both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly will impact the entity’s economic performance; and (b) the obligation to absorb losses that could be potentially significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Since the power to direct the activities of VCE which most significantly impact its economic performance are determined by its board of directors, which is comprised of equal representation of EMC and Cisco, and all significant decisions require the approval of the minority shareholders, we have determined we are not the primary beneficiary, and as such we account for the investment under the equity method.

Our portion of VCE’s gains and losses is recognized in other expense, net, in the Consolidated Income Statements. As of September 30, 2011, we have recorded net accumulated losses from VCE of $182.5 million since inception, of which $50.2 million and $138.7 million were recorded in the three and nine months ended September 30, 2011, respectively.

We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $67.2 million as of September 30, 2011, which is included in other current assets in the Consolidated Balance Sheets.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2011	December 31, 2010
Salaries and benefits	$863,668	$884,243
Product warranties	248,975	236,131
Restructuring, current	50,569	61,933
Derivatives	205,259	36,879
Other	988,977	870,849

	$2,357,448	$2,090,035

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and nine months ended September 30, 2011 and 2010 (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance, beginning of the period	$248,395	$249,090	$236,131	$271,594
Provision	42,535	28,155	130,775	86,897
Amounts charged to the accrual	(41,955)	(37,726)	(117,931)	(118,972)

Balance, end of the period	$248,975	$239,519	$248,975	$239,519

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

11.  Income Taxes

Our effective income tax rates were 21.0% and 21.1% for the three and nine months ended September 30, 2011, respectively. Our effective income tax rates were 23.3% and 22.4% for the three and nine months ended September 30, 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2011 and 2010, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate.

Our effective income tax rate decreased in the three and nine months ended September 30, 2011 from the three and nine months ended September 30, 2010 due primarily to an increase in benefit from favorable discrete tax items and the reenactment of the U.S. federal research and development (“R&D”) tax credit which occurred during the fourth quarter of 2010, partially offset by a reduction of the mix of income attributable to foreign versus domestic jurisdictions and non-deductible permanent differences.

We have concluded all U.S. federal income tax matters for years through 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.

At December 31, 2010, we reasonably anticipated that up to $41.4 million of individually-insignificant unrecognized tax positions may be recognized within one year. During the nine months ended September 30, 2011, net reductions in uncertain tax positions of $17.1 million were recognized for the resolution of the U.S. federal tax audit for tax years 2007 and 2008.

12.  Stockholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net income attributable to EMC Corporation	$605,649	$472,516	$1,629,291	$1,271,436
Incremental dilution from VMware	(3,233)	(2,365)	(11,178)	(6,302)

Net income – dilution attributable to EMC Corporation	$602,416	$470,151	$1,618,113	$1,265,134

Denominator:
Weighted average shares, basic	2,054,007	2,055,876	2,060,242	2,053,026
Weighted common stock equivalents	46,629	48,764	55,418	48,639
Assumed conversion of the Notes and associated warrants	106,463	42,113	128,848	31,283

Weighted average shares, diluted	2,207,099	2,146,753	2,244,508	2,132,948

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the Notes.

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

Restricted stock units and options to acquire shares of our common stock in the amount of 17.6 million and 15.4 million for the three and nine months ended September 30, 2011, respectively, and 57.1 million and 64.5 million for the three and nine months ended September 30, 2010, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 191.2 million shares at a total cost of $3.6 billion, leaving a remaining balance of 58.8 million shares authorized for future repurchases. For the nine months ended September 30, 2011, we spent $1,899.2 million to repurchase 77.2 million shares of our common stock. We plan to spend up to $2.0 billion in 2011 on common stock repurchases.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$(12,300)	$(6,983)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(16,732) and $(7,278)	(30,037)	(12,533)
Unrealized gains on investments, net of taxes of $16,605 and $32,684	26,883	53,823
Unrealized losses on derivatives, net of tax benefits of $(55,355) and $(3,403)	(87,637)	(5,934)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(70,388) and $(70,388)	(117,058)	(117,058)

	(220,149)	(88,685)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(153)	(3,932)

	$(220,302)	$(92,617)

13.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2011, we incurred restructuring and acquisition-related charges of $20.3 million and $68.4 million, respectively. For the three and nine months ended September 30, 2010, we incurred restructuring and acquisition-related charges of $12.6 million and $40.9 million, respectively. For the three and nine months ended September 30, 2011, we incurred $16.9 million and $58.1 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $3.4 million and $10.3 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2010, we incurred $9.7 million and $35.4 million, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $2.9 million and $5.5 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.

In the third, second and first quarters of 2011, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 208, 205 and 33 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2011. For the three and nine months ended September 30, 2011, we recognized $1.9 million and $24.3 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

The activity for the restructuring programs is presented below (tables in thousands):

Three Months Ended September 30, 2011

	September 30,	September 30,	September 30,	September 30,
2011 Programs
Category	Balance as of June 30, 2011	2011 Charges	Utilization	Balance as of September 30, 2011
Workforce reductions	$14,967	$14,734	$(6,703)	$22,998
Consolidation of excess facilities	324	528	—	852

Total	$15,291	$15,262	$(6,703)	$23,850

	September 30,	September 30,	September 30,	September 30,
Other Programs
Category	Balance as of June 30, 2011	2011 Charges	Utilization	Balance as of September 30, 2011
Workforce reductions	$21,595	$243	$(7,029)	$14,809
Consolidation of excess facilities and other contractual obligations	35,062	1,376	(4,123)	32,315

Total	$56,657	$1,619	$(11,152)	$47,124

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2011

	September 30,0	September 30,0	September 30,0	September 30,0
2011 Programs
	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of September 30, 2011
Category
Workforce reductions	$—	$34,160	$(11,162)	$22,998
Consolidation of excess facilities	—	1,212	(360)	852

Total	$—	$35,372	$(11,522)	$23,850

	September 30,0	September 30,0	September 30,0	September 30,0
Other Programs
Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of September 30, 2011
Workforce reductions	$53,946	$(408)	$(38,729)	$14,809
Consolidation of excess facilities and other contractual obligations	27,818	23,114	(18,617)	32,315

Total	$81,764	$22,706	$(57,346)	$47,124

Three Months Ended September 30, 2010

	000000000000	000000000000	000000000000	000000000000
Category	Balance as of June 30, 2010	2010 Charges	Utilization	Balance as of September 30, 2010
Workforce reductions	$36,676	$5,286	$(14,806)	$27,156
Consolidation of excess facilities and other contractual obligations	33,652	4,407	(7,218)	30,841

Total	$70,328	$9,693	$(22,024)	$57,997

Nine Months Ended September 30, 2010

	September 30,0	September 30,0	September 30,0	September 30,0
Category	Balance as of December 31, 2009	2010 Charges	Utilization	Balance as of September 30, 2010
Workforce reductions	$87,238	$6,008	$(66,090)	$27,156
Consolidation of excess facilities and other contractual obligations	18,522	29,377	(17,058)	30,841

Total	$105,760	$35,385	$(83,148)	$57,997

14.  Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of September 30, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2011, we were in compliance with the covenants.

RSA Special Charge

In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

high profile organizations. At September 30, 2011, we had a remaining reserve of $59.0 million included in accrued liabilities on the Consolidated Balance Sheet. We considered whether additional losses might result from the pending remediation efforts beyond our existing accrual and concluded that no additional material losses related to the remediation efforts are reasonably possible. We expect that the remediation efforts will be substantially completed by the end of the second quarter of 2012.

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

The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. In May 2010, another purported shareholder filed a complaint in the same court making virtually identical allegations. In September 2011, the court entered a judgment of dismissal with prejudice as to both pending actions.

15.  Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, restructuring and acquisition-related charges, transition costs and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. R&D expenses, selling, general and administrative, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the corporate level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

In April 2010, VMware acquired certain software product technology and expertise from the EMC Information Infrastructure segment’s Ionix information technology management business for cash consideration of $175.0 million. EMC retained the Ionix

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. In the three and nine months ended September 30, 2011, $1.9 million and $14.4 million, respectively, of contingent amounts were paid to EMC in accordance with the asset purchase agreement. These payments were recorded by VMware as a reduction to the capital contribution from EMC. As of September 30, 2011, all contingent payments under the agreement had been made. The acquisition of the Ionix net assets and related capabilities was accounted for as a business combination between entities under common control. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

Our segment information for the three and nine months ended September 30, 2011 and 2010 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2011
Revenues:
Product revenues	$2,462,722	$53,056	$115,685	$2,631,463	$442,904	$—	$3,074,367
Services revenues	1,190,340	118,398	99,215	1,407,953	497,881	—	1,905,834

Total consolidated revenues	3,653,062	171,454	214,900	4,039,416	940,785	—	4,980,201
Cost of sales	1,580,155	63,008	69,664	1,712,827	130,683	70,426	1,913,936

Gross profit	$2,072,907	$108,446	$145,236	2,326,589	810,102	(70,426)	3,066,265

Gross profit percentage	56.7%	63.3%	67.6%	57.6%	86.1%	—	61.6%
Research and development				316,380	148,576	83,065	548,021
Selling, general and administrative				1,099,329	368,187	145,398	1,612,914
Restructuring and acquisition-related charges				—	—	20,302	20,302

Total costs and expenses				1,415,709	516,763	248,765	2,181,237

Operating income				910,880	293,339	(319,191)	885,028
Other income (expense), net				(43,223)	197	(28,802)	(71,828)

Income before provision for income taxes				867,657	293,536	(347,993)	813,200
Income tax provision				237,936	22,949	(89,799)	171,086

Net income				629,721	270,587	(258,194)	642,114
Net income attributable to the non-controlling interest in VMware, Inc.				—	(54,622)	18,157	(36,465)

Net income attributable to EMC Corporation				$629,721	$215,965	$(240,037)	$605,649

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2010
Revenues:
Product revenues	$2,172,875	$59,078	$102,442	$2,334,395	$341,530	$—	$2,675,925
Services revenues	966,414	116,713	83,290	1,166,417	369,929	—	1,536,346

Total consolidated revenues	3,139,289	175,791	185,732	3,500,812	711,459	—	4,212,271
Cost of sales	1,434,431	66,495	54,968	1,555,894	108,654	60,749	1,725,297

Gross profit	$1,704,858	$109,296	$130,764	1,944,918	602,805	(60,749)	2,486,974

Gross profit percentage	54.3%	62.2%	70.4%	55.6%	84.7%	—	59.0%
Research and development				279,404	129,924	73,936	483,264
Selling, general and administrative				936,316	288,682	118,327	1,343,325
Restructuring and acquisition-related charges				—	—	12,561	12,561

Total costs and expenses				1,215,720	418,606	204,824	1,839,150

Operating income				729,198	184,199	(265,573)	647,824
Other income (expense), net				14,865	2,013	(26,965)	(10,087)

Income before provision for income taxes				744,063	186,212	(292,538)	637,737
Income tax provision				201,643	25,192	(78,172)	148,663

Net income				542,420	161,020	(214,366)	489,074
Net income attributable to the non-controlling interest in VMware, Inc.				—	(31,475)	14,917	(16,558)

Net income attributable to EMC Corporation				$542,420	$129,545	$(199,449)	$472,516

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2011
Revenues:
Product revenues	$7,275,194	$142,655	$305,138	$7,722,987	$1,326,623	$—	$9,049,610
Services revenues	3,367,229	358,456	280,150	4,005,835	1,377,712	—	5,383,547

Total consolidated revenues	10,642,423	501,111	585,288	11,728,822	2,704,335	—	14,433,157
Cost of sales	4,722,584	187,306	277,817	5,187,707	390,438	209,409	5,787,554

Gross profit	$5,919,839	$313,805	$307,471	6,541,115	2,313,897	(209,409)	8,645,603

Gross profit percentage	55.6%	62.6%	52.5%	55.8%	85.6%	—	59.9%
Research and development				932,581	412,575	243,864	1,589,020
Selling, general and administrative				3,179,639	1,057,615	447,280	4,684,534
Restructuring and acquisition-related charges				—	—	68,411	68,411

Total costs and expenses				4,112,220	1,470,190	759,555	6,341,965

Operating income				2,428,895	843,707	(968,964)	2,303,638
Other income (expense), net				(76,169)	4,466	(30,184)	(101,887)

Income before provision for income taxes				2,352,726	848,173	(999,148)	2,201,751
Income tax provision				620,453	103,711	(258,708)	465,456

Net income				1,732,273	744,462	(740,440)	1,736,295
Net income attributable to the non-controlling interest in VMware, Inc.				—	(151,612)	44,608	(107,004)

Net income attributable to EMC Corporation				$1,732,273	$592,850	$(695,832)	$1,629,291

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2010
Revenues:
Product revenues	$6,267,044	$185,069	$279,132	$6,731,245	$976,713	$—	$7,707,958
Services revenues	2,790,262	347,320	241,404	3,378,986	1,039,516	—	4,418,502

Total consolidated revenues	9,057,306	532,389	520,536	10,110,231	2,016,229	—	12,126,460
Cost of sales	4,222,546	191,825	160,748	4,575,119	306,673	179,976	5,061,768

Gross profit	$4,834,760	$340,564	$359,788	5,535,112	1,709,556	(179,976)	7,064,692

Gross profit percentage	53.4%	64.0%	69.1%	54.7%	84.8%	—	58.3%
Research and development				834,854	352,138	208,930	1,395,922
Selling, general and administrative				2,717,978	811,551	358,731	3,888,260
Restructuring and acquisition-related charges				—	—	40,902	40,902

Total costs and expenses				3,552,832	1,163,689	608,563	5,325,084

Operating income				1,982,280	545,867	(788,539)	1,739,608
Other income (expense), net				46,712	(8,130)	(79,637)	(41,055)

Income before provision for income taxes				2,028,992	537,737	(868,176)	1,698,553
Income tax provision				515,849	95,887	(230,444)	381,292

Net income				1,513,143	441,850	(637,732)	1,317,261
Net income attributable to the non-controlling interest in VMware, Inc.				—	(85,372)	39,547	(45,825)

Net income attributable to EMC Corporation				$1,513,143	$356,478	$(598,185)	$1,271,436

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
United States	$2,674,626	$2,292,790	$7,552,800	$6,558,393
Europe, Middle East and Africa	1,355,474	1,178,927	4,149,828	3,504,869
Asia Pacific and Japan	695,443	508,504	1,944,808	1,413,684
Latin America, Mexico and Canada	254,658	232,050	785,721	649,514

Total	$4,980,201	$4,212,271	$14,433,157	$12,126,460

No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2011 or 2010.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,393.1 million at September 30, 2011 and $2,936.8 million at December 31, 2010. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $584.9 million at September 30, 2011 and $600.3 million at December 31, 2010. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at September 30, 2011 or December 31, 2010.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence Group and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share, invest in the business and improve our financial returns. During 2011, we will continue to innovate and invest in expanding our total addressable market opportunity through internal research and development (“R&D”) efforts and acquisitions to capitalize on the continued growth of enterprise data. Because of these investments and our focus on providing customers with the technology to transform their Information Technology (“IT”) infrastructures and applications, we believe we are well-positioned in the largest IT transformation in history which is creating enormous opportunities in Cloud Computing and Big Data. Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is still gaining traction, customers recognize that their ability to compete is increasingly tied to the efficiency and agility of their IT operations and that transitioning to cloud architectures to increase their efficiencies and make them more flexible and agile will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. With the investments we made in 2010 by acquiring Isilon and Greenplum, as well as our internally developed Atmos offering, we believe we are well-positioned in this market to continue assisting our customers in unlocking the value contained within this information. To help customers in transitioning to Cloud Computing and benefitting from Big Data, we are leveraging our own services organization, as well as our channel and services partners and service providers. Additionally, momentum continues to build at VCE Company LLC, our joint venture with Cisco and other investors VMware and Intel, which offers the Vblock converged infrastructure product for building out cloud data centers.

Our focus on Cloud Computing and Big Data combined with our portfolio of differentiated solutions within these secular trends, our disciplined operational execution and control and deepening of our relationships with partners continue to drive our success. As a result, we continue to believe we will grow faster than the markets we serve and increase our 2011 earnings at a rate faster than the rate at which we will grow our revenue, as well as reinforce our position as the provider of choice for enterprise data, cloud infrastructure and Big Data solutions in the next year and beyond.

VMware Virtual Infrastructure

VMware’s financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere and VMware View 4, VMware has introduced more products that build on the vSphere foundation including in the third quarter of 2011, VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. VMware plans to continue to introduce additional products in the future. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings and/or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

Revenues

The following tables present revenue by our segments:

	For the Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Information Storage	$3,653.1	$3,139.3	$513.8	16.4%
Information Intelligence Group	171.5	175.8	(4.3)	(2.4)
RSA Information Security	214.9	185.7	29.2	15.7
VMware Virtual Infrastructure	940.8	711.5	229.3	32.2

Total revenues	$4,980.2	$4,212.3	$767.9	18.2%

	For the Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Information Storage	$10,642.4	$9,057.3	$1,585.1	17.5%
Information Intelligence Group	501.1	532.4	(31.3)	(5.9)
RSA Information Security	585.3	520.5	64.8	12.4
VMware Virtual Infrastructure	2,704.3	2,016.2	688.1	34.1

Total revenues	$14,433.2	$12,126.5	$2,306.7	19.0%

Consolidated product revenues increased 14.9% and 17.4% to $3,074.4 and $9,049.6 for the three and nine months ended September 30, 2011, respectively. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue was due to a continued higher demand for our IT infrastructure offerings to address the storage and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

The Information Storage segment’s product revenues increased 13.3% and 16.1% to $2,462.7 and $7,275.2 for the three and nine months ended September 30, 2011, respectively. Within the high-end of the Information Storage segment, product revenues increased 7.0% and 15.7% for the three and nine months ended September 30, 2011, respectively, primarily due to VMAX system sales and upgrades as customers continue to purchase VMAX for mission critical data sets and business applications as well as for new use cases. Within the mid-tier of the Information Storage segment, which includes Unified products, Backup and Recovery Systems, EMC Isilon and EMC Atmos, product revenues increased 27.8% and 25.1% for the three and nine months ended September 30, 2011, respectively, due to strong performance across each of our mid-tier product groups. Our newly launched VNX family, which started shipping at the end of February, has been well received by the market and accounted for more than 80% of our Unified mid-tier product revenue in the third quarter, which includes VNX, VNXe, Celerra and CLARiiON. Within our back-up and recovery systems division, Data Domain growth continued to benefit from being owned by EMC which in turn helped drive growth in Avamar and NetWorker. Finally, our Big Data storage and data analytics products continued to grow faster than the market with EMC Isilon, EMC Greenplum and EMC Atmos up over 100% in the three months ended September 30, 2011.

The VMware Virtual Infrastructure segment’s product revenues increased 29.7% and 35.8% to $442.9 and $1,326.6 for the three and nine months ended September 30, 2011, respectively. VMware’s license revenues increased in the third quarter and first nine months of 2011 primarily due to strong global demand for vSphere. For both the three and nine months ended September 30, 2011, VMware observed an increase in the volume of ELAs as compared with the respective periods in 2010 due to growing customer interest as well as strong renewals from existing ELA customers.

The Information Intelligence Group segment’s product revenues declined 10.2% and 22.9% to $53.1 and $142.7 for the three and nine months ended September 30, 2011, respectively. The decrease in product revenues was primarily attributable to changing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

customer demand. The Information Intelligence Group segment continues to evolve to meet the buying preferences of today’s content management customers by transitioning to lighter-weight, content-enabled applications using modern virtualized frameworks.

The RSA Information Security segment’s product revenues increased 12.9% and 9.3% to $115.7 and $305.1 for the three and nine months ended September 30, 2011, respectively. The increase in product revenues was primarily attributable to increased demand for our Security Management and Compliance products. The growth for the nine months ended September 30, 2011 was less than the growth for the three months ended September 30, 2011 primarily due to a pause in SecurID shipments during the first quarter of 2011 as we reviewed and hardened our internal systems in response to a sophisticated cyber attack targeting RSA.

Consolidated services revenues increased 24.0% and 21.8% to $1,905.8 and $5,383.5 for the three and nine months ended September 30, 2011, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues where we continue to provide expertise to customers on the most effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 23.2% and 20.7% to $1,190.3 and $3,367.2 for the three and nine months ended September 30, 2011, respectively. The increase in services revenues was primarily attributable to higher demand for maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services also contributed to the increase in services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 34.6% and 32.5% to $497.9 and $1,377.7 for the three and nine months ended September 30, 2011, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In the first nine months of 2011, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, including consulting and customer training, driven by the growth in their license sales and installed base.

The Information Intelligence Group segment’s services revenues increased 1.4% and 3.2% to $118.4 and $358.5 for the three and nine months ended September 30, 2011, respectively. The increase in services revenues was primarily attributable to higher demand for professional services. The RSA Information Security segment’s services revenues increased 19.1% and 16.1% to $99.2 and $280.2 for the three and nine months ended September 30, 2011, respectively. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated revenues by geography were as follows:

	For the Three Months Ended		% Change
	September 30, 2011	September 30, 2010
United States	$2,674.6	$2,292.8	16.7%
Europe, Middle East and Africa	1,355.5	1,178.9	15.0
Asia Pacific and Japan	695.4	508.5	36.8
Latin America, Mexico and Canada	254.7	232.1	9.7

Total revenues	$4,980.2	$4,212.3	18.2%

	For the Nine Months Ended
	September 30, 2011	September 30, 2010	% Change
United States	$7,552.8	$6,558.4	15.2%
Europe, Middle East and Africa	4,149.8	3,504.9	18.4
Asia Pacific and Japan	1,944.8	1,413.7	37.6
Latin America, Mexico and Canada	785.7	649.5	21.0

Total revenues	$14,433.2	$12,126.5	19.0%

Revenues increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 in all of our markets due to greater demand for our products and services offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Changes in exchange rates contributed 1.7% and 2.1% to the overall revenue increase for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The impact of the change in rates was most significant in the Euro zone and Asia Pacific markets, primarily Australia and Japan, for the three and nine months ended September 30, 2011.

Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Cost of revenue:
Information Storage	$1,580.2	$1,434.4	$145.8	10.2%
Information Intelligence Group	63.0	66.5	(3.5)	(5.3)
RSA Information Security	69.7	55.0	14.7	26.7
VMware Virtual Infrastructure	130.7	108.7	22.0	20.2
Corporate reconciling items	70.4	60.7	9.7	16.0

Total cost of revenue	1,913.9	1,725.3	188.6	10.9
Gross margins:
Information Storage	2,072.9	1,704.9	368.0	21.6
Information Intelligence Group	108.4	109.3	(0.9)	(0.8)
RSA Information Security	145.2	130.8	14.4	11.0
VMware Virtual Infrastructure	810.1	602.8	207.3	34.4
Corporate reconciling items	(70.4)	(60.7)	(9.7)	16.0

Total gross margin	3,066.3	2,487.0	579.3	23.3
Operating expenses:
Research and development (1)	548.0	483.3	64.7	13.4
Selling, general and administrative (2)	1,612.9	1,343.3	269.6	20.1
Restructuring and acquisition-related charges	20.3	12.6	7.7	61.1

Total operating expenses	2,181.2	1,839.2	342.0	18.6

Operating income	885.0	647.8	237.2	36.6
Investment income, interest expense and other expenses	(71.8)	(10.1)	(61.7)	610.9

Income before income taxes	813.2	637.7	175.5	27.5
Income tax provision	171.1	148.7	22.4	15.1

Net income	642.1	489.1	153.0	31.3
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(36.5)	(16.6)	(19.9)	119.9

Net income attributable to EMC Corporation	$605.6	$472.5	$133.1	28.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Cost of revenue:
Information Storage	$4,722.6	$4,222.5	$500.1	11.8%
Information Intelligence Group	187.3	191.8	(4.5)	(2.3)
RSA Information Security	277.8	160.7	117.1	72.9
VMware Virtual Infrastructure	390.4	306.7	83.7	27.3
Corporate reconciling items	209.4	180.0	29.4	16.3

Total cost of revenue	5,787.6	5,061.8	725.8	14.3
Gross margins:
Information Storage	5,919.8	4,834.8	1,085.0	22.4
Information Intelligence Group	313.8	340.6	(26.8)	(7.9)
RSA Information Security	307.5	359.8	(52.3)	(14.5)
VMware Virtual Infrastructure	2,313.9	1,709.6	604.3	35.3
Corporate reconciling items	(209.4)	(180.0)	(29.4)	16.3

Total gross margin	8,645.6	7,064.7	1,580.9	22.4
Operating expenses:
Research and development (3)	1,589.0	1,395.9	193.1	13.8
Selling, general and administrative (4)	4,684.5	3,888.3	796.2	20.5
Restructuring and acquisition-related charges	68.4	40.9	27.5	67.2

Total operating expenses	6,342.0	5,325.1	1,016.9	19.1

Operating income	2,303.6	1,739.6	564.0	32.4
Investment income, interest expense and other expenses	(101.9)	(41.1)	(60.8)	147.9

Income before income taxes	2,201.8	1,698.6	503.2	29.6
Income tax provision	465.5	381.3	84.2	22.1

Net income	1,736.3	1,317.3	419.0	31.8
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(107.0)	(45.8)	(61.2)	133.6

Net income attributable to EMC Corporation	$1,629.3	$1,271.4	$357.9	28.2%

(1)	Amount includes corporate reconciling items of $83.1 and $73.9 for the three months ended September 30, 2011 and 2010, respectively.
(2)	Amount includes corporate reconciling items of $145.4 and $118.3 for the three months ended September 30, 2011 and 2010, respectively.
(3)	Amount includes corporate reconciling items of $243.9 and $208.9 for the nine months ended September 30, 2011 and 2010, respectively.
(4)	Amount includes corporate reconciling items of $447.3 and $358.7 for the nine months ended September 30, 2011 and 2010, respectively.

Gross Margins

Overall our gross margin percentages were 61.6% and 59.0% for the three months ended September 30, 2011 and 2010, respectively. The increase in the gross margin percentage in the third quarter of 2011 compared to the same period in 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 152 basis points, the Information Storage segment, which increased overall gross margins by 126 basis points, and the Information Intelligence Group segment, which increased overall gross margins by 4 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 7 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring and acquisition-related charges and transition costs, decreased the consolidated gross margin percentage by 22 basis points. Transition costs represent the incremental costs incurred to streamline our current cost structure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Our gross margin percentages were 59.9% and 58.3% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the gross margin percentage for the nine months ended September 30, 2011 compared to the same period in 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 150 basis points, and the Information Storage segment, which increased overall gross margins by 112 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 69 basis points, and the Information Intelligence Group segment, which decreased overall gross margins by 6 basis points. Additionally, the increase in corporate reconciling items decreased the consolidated gross margin percentage by 22 basis points.

For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $9.7 in the corporate reconciling items for the three months ended September 30, 2011, when compared to the same period in 2010, was attributable to a $0.8 increase in stock-based compensation expense, a $8.7 increase in acquisition-related intangible asset amortization expense and a $0.2 increase in transition costs. The increase of $29.4 in the corporate reconciling items for the nine months ended September 30, 2011, when compared to the same period in 2010, was attributable to a $12.2 increase in stock-based compensation expense and a $17.9 increase in intangible asset amortization expense, partially offset by a $0.7 decrease in transition costs.

The gross margin percentages for the Information Storage segment were 56.7% and 54.3% for the three months ended September 30, 2011 and 2010, respectively, and were 55.6% and 53.4% for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross margin percentage for both the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily attributable to improved product gross margins, driven by a shift in product mix towards higher margin products, higher sales volume and an improved cost structure. The increase in gross margin percentage for the three months ended September 30, 2011 compared to the same period in 2010 was also due to improvements in service gross margins.

The gross margin percentages for the VMware Virtual Infrastructure segment were 86.1% and 84.7% for the three months ended September 30, 2011 and 2010, respectively, and were 85.6% and 84.8% for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross margin percentage for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to improvements in license gross margins resulting from decreased software capitalization amortization expense.

The gross margin percentages for the Information Intelligence Group segment were 63.3% and 62.2% for three months ended September 30, 2011 and 2010, respectively, and were 62.6% and 64.0% for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross margin percentage for the three months ended September 30, 2011 compared to the same period in 2010 was attributable to an increase in both product margins and service margins. The decrease in gross margin percentage for the nine months ended September 30, 2011 compared to the same period in 2010 was attributable to an increase in the mix of service revenue as a percentage of total revenue, slightly offset by an increase in service gross margins.

The gross margin percentages for the RSA Information Security segment were 67.6% and 70.4% for the three months ended September 30, 2011 and 2010, respectively, and were 52.5% and 69.1% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in gross margin percentage for the three months ended September 30, 2011 compared to the same period in 2010 was due to a decrease in service margins. The decrease in gross margin percentage for the nine months ended September 30, 2011 compared to the same period in 2010 was due to a decrease in product margins. The decrease in product margins was caused by costs accrued associated with working with our customers to implement remediation programs in the first quarter of 2011 and to the $66.3 charge related to the expansion of the customer remediation programs that we recorded in the second quarter of 2011. In June 2011, we expanded our customer remediation programs as a result of the heightened customer concerns resulting from press coverage related to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations.

Research and Development

As a percentage of revenues, R&D expenses were 11.0% and 11.5% for the three months ended September 30, 2011 and 2010, respectively, and were 11.0% and 11.5% for the nine months ended September 30, 2011 and 2010, respectively. R&D expenses increased $64.8 and $193.1 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

strategic hiring and business acquisitions, depreciation expense and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $76.8 and $224.9, depreciation expense increased by $3.6 and $10.7 and travel costs increased by $2.9 and $8.0 for the three and nine months ended September 30, 2011, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $26.3 and $74.5, which reduce R&D expense, for the three and nine months ended September 30, 2011, respectively.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $9.1 and $35.0 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. Stock-based compensation expense increased $9.7 and $40.4, intangible asset amortization decreased $2.0 and $4.8 and transition costs increased $1.4 and decreased $0.7 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. The increase in stock-based compensation expense was primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 7.8% and 8.0% for the three months ended September 30, 2011 and 2010, respectively, and were 8.0% and 8.3% for the nine months ended September 30, 2011 and 2010, respectively. R&D expenses increased $37.0 and $97.7 for the three and nine months ended September 30, 2011, respectively, primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and travel costs. Personnel-related costs increased by $37.0 and $105.1, depreciation expense increased by $4.8 and $13.3 and travel costs increased by $1.6 and $5.4 for the three and nine months ended September 30, 2011, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $12.2 and $45.3, which reduce R&D expense, for the three and nine months ended September 30, 2011, respectively. The increase in capitalized software development costs is primarily due to the timing of products reaching technological feasibility.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 15.8% and 18.3% for the three months ended September 30, 2011 and 2010, respectively, and were 15.3% and 17.5% for the nine months ended September 30, 2011 and 2010, respectively. VMware’s R&D expenses as a percentage of revenues decreased year over year due to significant revenue growth which outpaced increases in personnel-related expenses. R&D expenses increased $18.7 and $60.4 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 largely due to increases in personnel-related costs of $28.7 and $80.1 for the three and nine months ended September 30, 2011, respectively, which are driven by increased personnel-related costs resulting from strategic hiring and acquisitions. Additionally, capitalized software development costs increased $14.1 and $29.2 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 primarily due to the timing of products reaching technological feasibility. This increase was partially offset by reductions as VMware ceased capitalization on other products due to their general release.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.4% and 31.9% for the three months ended September 30, 2011 and 2010, respectively, and were 32.5% and 32.1% for the nine months ended September 30, 2011 and 2010, respectively. SG&A expenses increased by $269.6 and $796.3 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, travel costs and commissions. Personnel-related costs increased by $194.2 and $576.1, travel costs increased by $16.0 and $57.8 and commissions increased by $14.7 and $43.2 for the three and nine months ended September 30, 2011, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $27.1 and $88.5 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. Stock-based compensation expense increased $17.9 and $69.9, intangible asset amortization increased $8.5 and $27.6 and transition costs increased $0.7 and decreased $9.0 for the three and nine months ended September 30, 2011, respectively. The increase in stock-based compensation expense was primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.2% and 26.7% for the three months ended September 30, 2011 and 2010, respectively, and were 27.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

and 26.9% for the nine months ended September 30, 2011 and 2010, respectively. SG&A expenses increased $163.0 and $461.7 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, travel costs and commissions. Personnel-related costs increased by $109.4 and $330.9, travel costs increased by $12.6 and $43.9 and commissions increased by $8.8 and $22.1 for the three and nine months ended September 30, 2011, respectively.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39.1% and 40.6% for the three months ended September 30, 2011 and 2010, respectively, and were 39.1% and 40.3% for the nine months ended September 30, 2011 and 2010, respectively. SG&A expenses increased $79.5 and $246.1 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 primarily due to growth in personnel-related expenses driven by incremental headcount.

Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2011, we incurred restructuring and acquisition-related charges of $20.3 and $68.4, respectively. For the three and nine months ended September 30, 2010, we incurred restructuring and acquisition-related charges of $12.6 and $40.9, respectively. For the three and nine months ended September 30, 2011, we incurred $16.9 and $58.1, respectively, of restructuring charges, primarily related to our current year restructuring programs and $3.4 and $10.3, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2010, we incurred $9.7 and $35.4, respectively, of restructuring charges, primarily related to our 2008 restructuring program and $2.9 and $5.5, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.

Investment Income

Investment income was $32.3 and $106.5 for the three and nine months ended September 30, 2011, respectively, and was $40.6 and $104.2 for the three and nine months ended September 30, 2010, respectively. Investment income decreased for the three months ended September 30, 2011 when compared to the same period in 2010 primarily due to a decrease in realized gains on investments, though for the nine months ended September 30, 2011 when compared to the same period in 2010, realized gains were slightly higher. Net realized gains were $3.5 and $16.5 for the three and nine months ended September 30, 2011, respectively, and were $7.6 and $10.4 for the three and nine months ended September 30, 2010, respectively.

Interest Expense

Interest expense was $44.3 and $44.8 for the three months ended September 30, 2011 and 2010, respectively, and was $135.8 and $132.5 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense consists primarily of interest on the convertible senior debt of our $1,701 1.75% convertible senior notes due 2011 and our $1,724 1.75% convertible senior notes due 2013. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $27.5 and $26.6 for the three months ended September 30, 2011 and 2010, respectively, and $81.8 and $78.7 for the nine months ended September 30, 2011 and 2010, respectively, as we are accreting the Notes to their stated values over their term. See Note 4 to the Consolidated Financial Statements.

Other Expense, Net

Other expense, net was $59.8 and $5.8 for the three months ended September 30, 2011 and 2010, respectively, and was $72.6 and $12.7 for the nine months ended September 30, 2011 and 2010, respectively. Other expense in 2011 primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, partially offset by the non-recurring gain on the sale of VMware’s investment in Terremark Worldwide, Inc. in the second quarter of 2011 of $56.0. Our consolidated share of the losses from VCE was $50.2 and $138.7 for the three and nine months ended September 30, 2011, respectively, and $11.7 and $18.1 for the three and nine months ended September 30, 2010, respectively. This joint venture is accounted for under the equity method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Provision for Income Taxes

Our effective income tax rates were 21.0% and 21.1% for the three and nine months ended September 30, 2011, respectively. Our effective income tax rates were 23.3% and 22.4% for the three and nine months ended September 30, 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2011 and 2010, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate.

Our effective income tax rate decreased in the three and nine months ended September 30, 2011 from the three and nine months ended September 30, 2010 due primarily to an increase in benefit from favorable discrete tax items and from the reenactment of the U.S. federal R&D tax credit which occurred during the fourth quarter of 2010, partially offset by a reduction of the mix of income attributable to foreign versus domestic jurisdictions and non-deductible permanent differences.

We have concluded all U.S. federal income tax matters for years through 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.

At December 31, 2010, we reasonably anticipated that up to $41.4 of individually-insignificant unrecognized tax positions may be recognized within one year. During the nine months ended September 30, 2011, net reductions in uncertain tax positions of $17.1 were recognized for the resolution of the U.S. federal tax audit for tax years 2007 and 2008.

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

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $36.5 and $16.6 for the three months ended September 30, 2011 and 2010, respectively, and was $107.0 and $45.8 for the nine months ended September 30, 2011 and 2010, respectively. The increases were due to increases in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $177.5 and $84.6 for the three months ended September 30, 2011 and 2010, respectively, and was $523.5 and $237.6 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average non-controlling interest in VMware was approximately 21% and 20% for the three months ended September 30, 2011 and 2010, respectively, and was approximately 20% and 19% for the nine months ended September 30, 2011 and 2010, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. EMC has purchased approximately 10.0 million shares as of September 30, 2011 for approximately $741.4.

Financial Condition

Cash provided by operating activities was $3,484.6 and $3,036.6 for the nine months ended September 30, 2011 and 2010, respectively. Cash received from customers was $15,434.2 and $12,733.2 for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash received from customers was attributable to an increase in sales volume and higher cash proceeds from the sale of maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

paid to suppliers and employees was $11,577.0 and $9,567.4 for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the nine months ended September 30, 2011 and 2010, we paid $395.5 and $180.4, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $2,856.9 and $4,138.3 for the nine months ended September 30, 2011 and 2010, respectively. Cash used for business acquisitions, strategic and other related investments for the nine months ended September 30, 2011 includes 2011 business acquisitions, net of cash acquired, of $996.3, which includes the purchase of patents from Novell of $112.5. Cash used for business acquisitions, strategic and other related investments for the nine months ended September 30, 2010 includes 2010 business acquisitions, net of cash acquired, of $857.0. Additionally, VMware purchased a leasehold interest for $151.1 in the nine months ended September 30, 2011. Capital additions were $601.2 and $541.9 for the nine months ended September 30, 2011 and 2010, respectively. The higher level of capital additions was primarily attributable to an increase in spending to support the growth of the business. Capitalized software development costs were $342.1 and $272.5 for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily attributable to EMC Information Infrastructure’s efforts on its software development activities. Net purchases of investments were $766.2 and $2,466.9 for the nine months ended September 30, 2011 and 2010, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $1,626.7 and $259.0 for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, we spent $1,899.2 to repurchase 77.2 million shares of our common stock and $342.2 to purchase 4.0 million shares of VMware’s common stock. Additionally, VMware spent $490.9 to repurchase 5.5 million shares of its common stock. For the nine months ended September 30, 2010, we spent $800.3 to repurchase 43.8 million shares of our common stock and $289.6 to purchase 4.7 million shares of VMware’s common stock. Additionally, VMware spent $285.9 to repurchase 4.3 million shares of its common stock. We generated $786.9 and $908.7 during the nine months ended September 30, 2011 and 2010, respectively, from the exercise of stock options. We generated $318.7 and $210.7 during the nine months ended September 30, 2011 and 2010, respectively, of excess tax benefits from stock-based compensation.

We expect to continue to generate positive cash flows from operations for the remainder of 2011 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for the next twelve months.

At September 30, 2011, the 2011 Notes had less than three months to maturity and are therefore convertible at the option of the holder through November 30, 2011. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended September 30, 2011, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through December 31, 2011. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $24.2 of the Notes have been converted as of September 30, 2011.

Additionally, $1,701.3 of the 2011 Notes is due in November 2011. The remaining $1,724.5 of the 2013 Notes is due in November 2013. At maturity, we are obligated to pay cash up to the principal amount of the debt. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. We intend to issue debt in 2012 to replace the 2011 Notes.

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock. These will generally have the effect of offsetting the cash outlay which may be paid by EMC for the conversion value in excess of the principal amount. See Note 4 to the Consolidated Financial Statements.

We have available for use a credit line of $50.0 in the United States. As of September 30, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2011, we were in compliance with the covenants. As of September 30, 2011, the aggregate amount of liabilities of our subsidiaries was approximately $6,023.1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

At September 30, 2011, our total cash, cash equivalents, and short-term and long-term investments were $9,260.5. This balance includes approximately $3,976.7 held by VMware, of which $1,896.5 is held overseas, and $1,564.7 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Our non-GAAP operating results for the three months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Gross margin	$3,136.0	$2,547.2
Gross margin percentage	63.0%	60.5%
Operating income	1,194.2	905.6
Operating income percentage	24.0%	21.5%
Income tax provision	247.2	215.0
Net income attributable to EMC	821.8	649.4
Diluted earnings per share attributable to EMC	$0.37	$0.30

The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin products and improved cost control. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were attributable to an improved gross margin percentage.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended September 30, 2011
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$3,066.3	$—	$28.7	$41.0	$3,136.0
Operating income	885.0	20.3	200.2	88.6	1,194.2
Income tax provision	171.1	2.7	45.0	28.4	247.2
Net income attributable to EMC	605.6	17.4	141.3	57.5	821.8
Diluted earnings per share attributable to EMC	$0.27	$0.01	$0.06	$0.03	$0.37

	For the Three Months Ended September 30, 2010
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$2,487.0	$—	$27.9	$32.3	$2,547.2
Operating income	647.8	12.6	171.8	73.4	905.6
Income tax provision	148.7	2.2	41.5	22.6	215.0
Net income attributable to EMC	472.5	10.1	117.7	49.0	649.4
Diluted earnings per share attributable to EMC	$0.22	$0.01	$0.06	$0.02	$0.30

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the twelve months ended September 30, 2011, our free cash flow was $3,759.6. The free cash flow for the twelve months ended September 30, 2011 exceeded our same period non-GAAP net income attributable to EMC by $524.1. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the Statements of Cash Flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	Twelve Months Ended
	September 30, 2011	September 30, 2010
Cash Flow from Operations	$4,996.8	$4,045.3
Capital Expenditures	(804.7)	(675.9)
Capitalized Software Development Costs	(432.6)	(354.6)

Free Cash Flow	$3,759.6	$3,014.8

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $3,484.6 and $3,036.6 for the nine months ended September 30, 2011 and 2010, respectively, cash used in investing activities of $2,856.9 and $4,138.3 for the nine months ended September 30, 2011 and 2010, respectively, and net cash used in financing activities of $1,626.7 and $259.0 for the nine months ended September 30, 2011 and 2010, respectively.

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

The matters relating to the demand letters were referred to a Special Committee of independent directors of the Board of Directors, which investigated and made a determination regarding such allegations. At the conclusion of their investigation, the Special Committee determined in good faith that commencing or maintaining derivative proceedings based on the allegations would not be in the best interests of EMC. In October 2009, one of the purported shareholders filed a complaint in the Superior Court for Middlesex County in Massachusetts alleging claims for breach of fiduciary duty against EMC directors and certain officers based on the same allegations set forth in the demand letter. In May 2010, another purported shareholder filed a complaint in the same court making virtually identical allegations. In September 2011, the court entered a judgment of dismissal with prejudice as to both pending actions.

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

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs that are capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

We held $6.1 billion in short- and long-term investments as of September 30, 2011. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including due to downgrades in U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

A substantial portion of our revenues is derived from sales outside the United States including, increasingly, in rapid growth markets such as Brazil, Russia, India and China. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, including, among others, the following:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s economic conditions;

•	political or social unrest;

•	trade restrictions;

•	import or export licensing requirements;

•	the overlap of different tax structures or changes in international tax laws;

•	changes in regulatory requirements;

•	difficulties in staffing and managing international operations;

•	stringent privacy policies in some foreign countries;

•	compliance with a variety of foreign laws and regulations; and

•	longer payment cycles in certain countries.

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

Terrorist acts, acts of war, natural disasters, such as the recent flooding in Thailand, or other indirect effects of climate change may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have a material adverse effect on our business, results of operations or financial condition. Such events may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of components and distribution of products.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2011

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	2,619,818		$26.85	2,566,601	91,843,880
August 1, 2011 – August 31, 2011	23,851,302		22.51	22,390,227	69,453,653
September 1, 2011 – September 30, 2011	10,664,265		21.37	10,664,236	58,789,417

Total	37,135,385	(2)	$22.49	35,621,064	58,789,417

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.
(2)	Includes an aggregate of 1,514,321 shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

    (a) Exhibits

See index to Exhibits on page 53 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC CORPORATION

Date: November 3, 2011	By:	/s/ DAVID I. GOULDEN
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