Form 10-K
period 2011-12-31
EMC CORP
filed 2012-02-24
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $56,727,987,796 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2012 was 2,053,084,362.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2012.

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

The Opportunity

Throughout this report, we refer to EMC Corporation, together with its subsidiaries, as “EMC”, “we”, “us”, or “the Company.”

Our mission is to lead people and organizations on the journey to Hybrid Cloud Computing. Cloud Computing offers a dramatically more efficient computing model that helps transform IT from a cost center to a value-driver. We support a broad range of customers around the world, in every major industry, in the public and private sectors, and of sizes ranging from the Fortune Global 500 to small- and medium-sized businesses.

We manage our business in two broad categories. As data centers move to a Cloud Computing model, central to their operation will be managing information. EMC Information Infrastructure provides a foundation for organizations to store, manage, protect, analyze and secure their vast and ever-increasing quantities of information, improve business agility, lower cost of ownership and enhance their competitive advantage within traditional data centers, virtual data centers and cloud-based IT infrastructures. Infrastructure for Cloud Computing is much more agile and efficient – this is achieved though virtualization. VMware Virtual Infrastructure, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leading provider of virtualization and virtualization-based cloud infrastructure software solutions.

EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

EMC’s Strategy, Products and Services

Industry Transformation and Opportunity

The IT industry is in transition. Cloud Computing represents one of the biggest waves of change in IT history – the way IT is built, operated and consumed will change. Cloud Computing will transform IT departments, driving them to seek new infrastructure for their data centers, new partners for their operations and access information in new ways.

At the same time data growth is exploding: industry experts expect data to grow 44-fold by 2020. New, powerful cloud infrastructure represents the perfect platform for organizations to mine through massive quantities of “Big Data” enabling them to identify new business opportunities or efficiencies in their operation. Big Data promises to transform business.

Finally, one of the biggest obstacles to the adoption of Cloud Computing is trust. Despite the obvious benefits offered through Cloud Computing, IT leaders remain cautious about how to safely manage the data their businesses rely upon, while doing so in a more open and cloud-connected way.

EMC’s strategy and opportunity is to deliver best of breed products and services which allow IT departments to move to a Cloud Computing model, analyze vast quantities of Big Data and do so in a safe and trusted way.

Cloud Computing Transforms IT

The ultimate goal of Cloud Computing is to make IT more agile and, therefore, more responsive to business needs. To do this, the IT infrastructure must be made more efficient, so more of the IT budget can be dedicated to new projects that the business is requesting. This efficiency is achieved first through virtualizing the infrastructure – creating shared pools of network, storage and compute resources that any application can access. Next, through increased automation the infrastructure can be less dependent on administrators. Automation not only makes things more efficient, it makes things faster and more reliable. The business can now consume IT “as a service” and understand what is being delivered, at what service level and how much it costs.

We believe that most companies will first build a “Private Cloud” inside their own data center – consolidating, standardizing, virtualizing and then automating much of their existing infrastructure and running many of their existing applications. Over time, we believe there will be a number of “Public Clouds” delivered by trusted service providers able to run business applications at a lower cost than some IT departments. IT departments will come to rely on both Private Cloud and Public Cloud infrastructures for their operations – something that we call a “Hybrid Cloud”.

Companies will choose to go with EMC for Hybrid Cloud Computing for three reasons. We believe we can deliver the greatest improvements in efficiency of the IT infrastructure; we provide IT with a solution which leaves them in control of their critical data and applications; and, finally, we offer the customer choice – they can retain an open architecture with an ability to run any application on any infrastructure.

Big Data Transforms Business

The continued growth of data in the digital universe creates a huge challenge for IT departments who must store and manage information – and do so with only an estimated 1.5 fold increase in their staffing by 2020 according to industry experts. But this Big Data also creates huge opportunities for organizations who can turn all of this data into insightful information and deliver it to business users in a timely fashion.

Many modern business critical systems have now been in place for upwards of a decade and have delivered huge increases in productivity as they automate the everyday work of many employees. Many of these business systems have amassed tens or hundreds of terabytes of data – stored, managed and protected in many cases by EMC’s storage infrastructure. But the biggest growth in data is not occurring in these business systems – it’s occurring in unstructured data such as files, videos and web logs. Unstructured data rapidly grows within organizations to petabyte scale and is not suitable to be stored, managed and analyzed by traditional IT systems.

To capitalize on the opportunity that Big Data presents, IT departments must acquire new technology, build new applications and serve insightful information up to business users in a relevant and visually appealing way. This new technology must be designed to operate at petabyte scale – employing a “scale-out” architecture. Software must be able to operate in a massively parallel way to enable vast quantities of data to be ingested and analyzed in a timely fashion. Finally, new business applications must be able to be built rapidly and serve up information so that business users can make informed decisions and take action.

Products and Services

EMC’s strategy is to provide the products and services that customers need to realize the benefits of moving to Cloud Computing, unlock the opportunities hidden in vast quantities of Big Data and do so in a safe and trusted way. Whether customers are expanding their traditional data centers, embracing a virtual data center or broader Cloud Computing and IT-as-a-Service models, EMC’s broad portfolio aims to meet their needs through every phase from initial assessment to design, delivery and implementation.

EMC Information Infrastructure Products and Offerings

Information Storage Segment

EMC offers a comprehensive portfolio of enterprise storage systems and software – including high-end EMC VMAX and mid-tier EMC VNX primary storage and a portfolio of backup products that support a wide range of enterprise application workloads. EMC’s two additional storage families, EMC Isilon and EMC Atmos, are specifically designed to handle vast quantities of unstructured, or “Big Data.” As the foundation of an information infrastructure within traditional data centers, virtual data centers and cloud-based IT infrastructures, EMC storage systems can be deployed in storage area networks (SAN), networked attached storage (NAS), unified storage combining NAS and SAN, object storage and/or direct attached storage environments.

Customer adoption of EMC’s storage products and offerings in 2011 was driven by storage innovations, new features and capabilities, and a focused emphasis on expanding EMC’s partner ecosystem. All EMC storage arrays leverage the latest Intel processor technology, designed to consume less energy than alternative solutions and optimized for virtual environments. EMC has more than 75 integration points between EMC and VMware products, which is critical to customers managing and optimizing their storage in virtual data centers. VMware integration continues to be a key competitive differentiator and enabler for EMC, helping customers realize the potential of transforming their IT and virtual infrastructures.

In 2011, EMC introduced the award-winning EMC VNX unified storage family, which includes the VNX and VNXe. The VNX family simplifies the deployment and management of virtualized applications such as those from Microsoft, Oracle, and virtual desktop infrastructure (VDI) solutions from VMware and Citrix and was created with simplicity, efficiency, affordability and performance in mind. The systems support the latest in enterprise Flash technology to optimize both performance and efficiency. The VNXe is designed for IT generalists, offering an affordable unified storage platform for smaller businesses with solution-focused software that is designed to be simple to manage, provision and protect. The EMC FAST (Fully Automated Storage Tiering) Suite enables VNX customers to leverage the performance benefits of Flash technology in an automated and cost-effective fashion.

EMC continued to make advancements in 2011 with technologies that optimize the cost and performance efficiencies of its storage arrays with its industry-unique FAST technologies that exploit the economics of solid state disk (SSD) – or Flash drive – technology.

In 2011, EMC introduced the EMC Symmetrix VMAXe, which extended the reach of the Symmetrix family storage systems to a new category of customers in the mid- to high-end enterprise, as well as emerging markets around the globe. Designed for organizations with limited storage expertise and IT resources, the VMAXe features a new hardware design for a smaller footprint and built-in software for fast installation, configuration and management. VMAXe extends the value proposition of EMC Symmetrix VMAX to customers across the globe delivering powerful, trusted and efficient enterprise storage for the highest levels of availability.

Through its Backup Recovery Systems (BRS) division, EMC seeks to align customers’ data protection infrastructures to the transformational initiatives underway at IT organizations around the globe. EMC has a portfolio of next-generation disk-based backup solutions, which includes EMC Avamar deduplication backup software and system, EMC Data Domain deduplication storage systems, EMC NetWorker unified backup and recovery software and EMC Disk Library for Mainframe products. During 2011, EMC further deepened the integration of its backup hardware and software offerings, offering new capabilities through purpose-built backup appliances. This highly integrated approach to delivering solutions for backup and recovery, disaster recovery and archiving helps users address challenges associated with exponential data growth, physical to virtual migration and Cloud Computing initiatives.

In 2011, EMC continued building out its position in Big Data – from Big Data storage to Big Data analytics and action. Since joining EMC through acquisition in December 2010, Isilon has become an integral piece of EMC’s Big Data portfolio. By offering an innovative scale-out networked attached storage (NAS) architecture that enables rapid scaling of both capacity and performance while decreasing the need for management resources, EMC Isilon storage systems simplify and reduce the cost to manage Big Data storage environments. In 2011, EMC introduced new Isilon products with improved capacity and performance. Isilon solutions accelerate Big Data access in areas such as design and simulation, digital media, financial analysis, and enterprise file-based workflows, among other use cases. Greenplum, the foundation of EMC’s Big Data analytics capabilities, which EMC acquired in 2010, also launched several new products in 2011, including the EMC Greenplum Database Community Edition, the EMC Greenplum Modular Data Computing Appliance, EMC Greenplum HD, the EMC Greenplum Analytics Workbench and the EMC Greenplum Unified Analytics Platform. EMC also announced a partnership with SAS whereby SAS will expand its high-performance computing offerings with the introduction of SAS® High-Performance Analytics, which will be available on the Greenplum Data Computing Appliance. Additionally, Greenplum has a vibrant and powerful ecosystem in support of its Hadoop product offerings in business intelligence, data transfer and other technology capabilities.

EMC Global Services

EMC Global Services provides strategic guidance and technology expertise to help organizations to optimize and transform IT to deliver IT-as-a-Service, unlock the value in Big Data, and secure and protect their information, to meet their business challenges and to maximize the value of their information assets and investments. With more than 15,000 service professionals and support experts worldwide, plus a global network of alliances and partners, EMC Global Services leverages proven methodologies, industry best practices, experience and a knowledge base derived from EMC’s history of helping organizations reduce risk, lower costs and speed time-to-value. End-to-end services capabilities address the full spectrum of customer needs across the information lifecycle: strategize, advise, design, implement, manage and support in physical, virtual and Cloud Computing environments. Among the offerings provided by EMC Global Services are consulting services, technology deployment, managed services, customer support services and training and certification.

In 2011, EMC introduced a number of new services that aid and speed organizations’ transition to virtual and cloud infrastructures, including data center optimization, virtual desktop deployment, converged networks, and cloud and virtualization training and certification. EMC’s comprehensive approach addresses the application, infrastructure and IT governance issues that impact execution of a cloud strategy and is reflected in the broad portfolio of end-to-end services that enable organizations to accelerate enterprise-scale virtualization. The new services, encompassing consulting, technology integration, resident and education services offerings, help organizations address the challenges they face when planning, implementing and scaling their cloud environments, including challenges related to backup and recovery, business continuity, disaster recovery, management and the transition of tier 1 applications to a virtual infrastructure.

RSA Information Security Segment

RSA, The Security Division of EMC, delivers security, risk and compliance solutions that enable global organizations to safeguard the integrity, confidentiality and availability of sensitive digital information throughout its lifecycle, no matter where it moves, who accesses it or how it is used. RSA offers solutions in Security Management and Compliance, including enterprise governance, risk and compliance, data loss prevention, security information management, continuous network monitoring and fraud protection; and in Identity Management and Protection, including identity assurance and access control, encryption and key management. These technologies enable organizations to discover, classify and place appropriate controls around their data, secure access to the data both inside and outside the network as well as across physical, virtual or cloud infrastructures, and monitor and enforce these measures to prove compliance with security policies and regulations.

In 2011, RSA strengthened its leadership in the information security market through several strategic initiatives, product enhancements and technology partnerships. Central to these initiatives was the acquisition of NetWitness, the leading network security monitoring and analysis platform that extends RSA’s solutions for managing security risk and compliance across both physical and virtual environments. RSA also launched the Cloud Trust Authority, a set of cloud-based services designed to facilitate secure and compliant relationships among organizations and cloud service providers. RSA’s leadership was confirmed by leading analyst firm Forrester Research in the areas of both IT-GRC and Enterprise GRC and by Gartner for RSA’s web fraud detection.

On the product and solutions front, RSA added greater depth and functionality to its DLP suite and introduced RSA Authentication Manager Express, providing small- and mid-sized businesses the same risk-based RSA technology used to protect millions of online transactions every day and more than 250 million identities worldwide. Finally, RSA increased its value to customers by bolstering technology relationships with McAfee, Microsoft, VMware, Citrix and Jericho Systems.

Information Intelligence Group Segment

EMC’s Information Intelligence Group (IIG) provides software, solutions and services for global organizations to get maximum leverage from their information. The division’s strategy is comprised of four key elements: supporting the new user in the post-PC era by simplifying the user experience; supporting choice computing and device mobility and accelerating our customers’ journey to the Cloud; helping our customers transform their business by automating key business processes; and finally, providing pervasive governance solutions to help customers understand and secure their information. The IIG product portfolio is comprised of EMC Captiva for intelligent enterprise capture, EMC Document Sciences for customer communications management, EMC Kazeon for eDiscovery, EMC Documentum xCP for building dynamic business solutions and an action engine for Big Data, and the EMC Documentum platform for managing and delivering all types of enterprise information. Customers rely on IIG to collaborate, manage, access, distribute and control information securely from anywhere, at any time, from any device. IIG has a rich community of developers and a robust ecosystem of partners for helping customers develop, deploy and integrate comprehensive business solutions.

VMware Virtual and Cloud Infrastructure Products and Offerings

VMware is the leading provider of virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume IT resources in a manner that is evolutionary and based on their specific needs. Its virtualization solutions reflect a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, agility, availability, flexibility and manageability. VMware’s broad and proven portfolio of virtualization solutions address a range of complex IT problems that include cost and operational inefficiencies, facilitating access to “Cloud Computing” capacity, business continuity, software lifecycle management and corporate end-user computing device management. VMware’s solutions run on industry-standard servers and desktop computers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

VMware solutions enable organizations to aggregate multiple servers, storage infrastructures and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. The benefits to VMware’s customers include substantially lower IT costs, cost-effective high availability across a wide range of applications, and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. With VMware’s platform, VMware vSphere, they are helping companies along the path of Cloud Computing by providing compatible IT infrastructures for both businesses and cloud service providers.

In 2011, VMware released significant updates to several products, including the flagship product in its cloud infrastructure suite – VMware vSphere 5 – as well as its desktop virtualization product, VMware View 5, and VMware vFabric 5, an integrated application platform for virtual and cloud environments. VMware also introduced new products and solutions, including VMware vCenter Operations, as part of a new management portfolio designed to help customers transform how they manage infrastructure, applications and business services in virtual and cloud environments; and VMware Cloud Foundry, an open platform as a service (PaaS).

Markets and Distribution Channels

Markets

EMC targets organizations around the world, in every industry, in the public and private sectors, and of every size ranging from the Fortune Global 500 to small- and medium-sized businesses and individual consumers.

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

In 2011, EMC continued our commitment to accelerating our channel partners’ business by developing and releasing channel-only products with the EMC VNXe series of unified storage systems and EMC Data Domain DD160. This is the first time EMC has delivered channel-only products. In conjunction with these product launches, we introduced a comprehensive and integrated go-to-market plan that has enabled our partners to penetrate and better serve existing markets as well as sell to new customer segments. Additionally, we created an Authorized Reseller category as a part of the EMC Velocity Solution Provider Program, which enables partners of any size to easily add the VNXe series into their product portfolio. In 2011, EMC also announced a revised deal registration program giving partners the opportunity to better plan their business and realize sales sooner than they previously had.

In 2011, EMC had a record number of active selling partners contributing revenue to EMC, with balanced performance across all partner sizes, types and maturities. This success can be attributed to having a combination of the broadest product portfolio in the industry and a partner program that rewards partners who are trained to position, sell and service EMC products.

Additionally, VMware has developed a multi-channel distribution model to expand its presence and reach various segments of the market. VMware derives a significant majority of its revenues from its large indirect sales channel which includes distributors, resellers, systems vendors and system integrators – which is supported by VMware’s field-based sales teams.

Technology Alliances

In 2011, Cisco and EMC increased the level of funding for VCE Company LLC (“VCE”). VCE, formed by Cisco and EMC with investments from VMware and Intel, represents a joint venture of four established technology leaders to develop products, services and solutions for a global partner ecosystem in the rapidly growing converged infrastructure and Cloud Computing market. VCE accelerates the adoption of converged infrastructure and cloud-based computing models that reduce the cost of IT while improving time to market and increasing business agility for our customers. Through the Vblock™ Infrastructure Platform, VCE delivers the industry’s first and only completely integrated IT offering that combines best-of-breed network, compute, storage, management, security and virtualization technologies into a single, fully supported product with end-to-end vendor accountability. VCE accelerates time to production, and significantly reduces the large percentage of IT budgets and resources that today are consumed by routine maintenance, interoperability, patch management and other operations. VCE’s prepackaged solutions cover horizontal applications, such as unified communications and analytics; vertical industry offerings, such as electronic health record management and HIPAA compliance; and application development environments for deployments, such as virtual desktop infrastructure (VDI) and SAP, allowing organizations to focus on business innovation instead of integrating, validating and managing IT infrastructure.

VCE has demonstrated to many of the world’s well-known businesses that Vblock platforms provide a fast, efficient and effective path to pervasive virtualization and Cloud Computing through a large and growing network of value added resellers, systems integrators and service provider partners. To date, more than 135 partners form an ecosystem providing global coverage to a growing, diverse customer base. VCE continues to innovate, extending its position in simplifying data center operations with a compelling value proposition that is well differentiated from competitive offerings.

In 2011, VCE launched the VCE partner program and the introduction of the Vblock Series 300 based upon the new EMC VNX storage arrays. The introduction of Fastpath Desktop Virtualization Platform provided the partner ecosystem with a turnkey VDI offering that could accomplish production desktop virtualization pilot programs in as little as two weeks, a fraction of the time other alternatives in the market require. A key partner announcement in 2011 included CSC’s launch of CSC BizCloud and CSC Infrastructure Utility for Cloud – in support of SAP® Solutions – on Vblock platforms. VCE announced alliance agreements with SAP and CA Technologies and announced deeper integration with VMware technologies based upon VMware vSphere 5®, and Vblock GRC Solution for RSA.

In 2011, VCE built out facilities and capabilities to support their rapidly growing customer and partner base. VCE’s headquarters were established in Richardson, Texas, and VCE opened a Solutions Center in Marlborough, Massachusetts. VCE is funded to support strong growth in 2012, and EMC’s investments are expected to increase as VCE meets or exceeds its business objectives.

In addition, in 2011, EMC expanded its partner ecosystem in markets globally, strengthening existing relationships and forging new ones with global and regional technology and solutions providers. EMC delivered significant technology integration and new EMC Proven solutions and best practices for Brocade, Citrix, Microsoft, Oracle and VMware to help accelerate customers’ journey to the Private, Public or Hybrid Cloud. For example, EMC’s new Microsoft offerings help companies of all sizes enhance the management of virtualized Microsoft applications and Windows environments, including virtualized Microsoft Exchange Server, Microsoft SQL Server and Microsoft SharePoint Server. Another new offering announced in 2011 includes a new EMC Proven™ solution for Citrix XenDesktop® which accelerates the adoption of virtual desktop infrastructures and realization of the associated benefits. The robust, flexible and cost-effective solution built on the EMC VNX unified storage systems delivers predictable high performance and high availability for up to 1,000 virtual desktops and is easily expandable. The solution utilizes a building-block approach which can then scale to thousands of virtual desktops. Additionally, the new EMC Proven™ Oracle Performance Solution doubles the performance of Oracle Database 11g RAC, running OLTP workloads in both physical and VMware vSphere virtual environments, utilizing Oracle Direct NFS on EMC VNX unified storage with the FAST Cache technology.

Additionally, EMC unveiled a multi-faceted program that enables service provider partners to create, deploy, market, sell and deliver EMC-powered Public and Private Cloud services. As a core element of EMC’s Hybrid Cloud strategy, EMC is establishing focused and committed partnerships with leading service providers around the world to expand the range of options for IT organizations seeking to gain business agility through the efficiency and choice offered by Cloud Computing, without sacrificing trust or control. EMC’s commitment to choice in cloud services is evidenced in the new Velocity Service Provider Partner Program it announced in May 2011. The program provides increasing sales, marketing, planning and education benefits to partners as they invest in EMC solutions with the singular goal of delivering compelling cloud services to the global IT market. Also available are business development and services creation resources to enable partners to develop differentiated offerings built on EMC technology, marketing support including marketing development funds, campaigns, field execution and sales enablement tools. The Velocity Service Provider Partner Program is open to cloud service providers of all kinds: telco/cableco, hosters, outsourcers, ISVs and enterprises. The following service provider partners were announced as part of the program’s initial rollout: AT&T, Bell Canada, Bluelock, Blue Mile, Cable&Wireless Worldwide, Ceryx, CGI, Cincinnati Bell, Cobweb, Colt Technology Services, CSC, Engineering, Harris, Hosting.com, MTI, NTT Europe, NYSE Technologies, OnX, OpSource, PAETEC, Peak 10, QTS, Redstor, Savvis, Secure 24, SunGard, Terremark, Unisys, Verizon and Xerox. As of the close of 2011, more than 50 service providers joined the program.

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

Product Components

We purchase many sophisticated components and products from an approved list of qualified suppliers. Our products utilize industry-standard and semi-custom components and subsystems. Among the most important components that we use are disk drives, solid-state drives, high density memory components, microcontrollers and power supplies. While such components are generally available, we have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements.

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2011, 2010 and 2009, our research and development (“R&D”) expenses totaled $2,149.8 million, $1,888.0 million and $1,627.5 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide. See Item 2, Properties.

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

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services and others that offer specific information storage, protection, security, management and intelligence, data analytics or virtualization products or services. We believe that most of these companies compete based on their market presence, products, service or price. Some of these companies also compete by offering information storage, information governance, security or virtualization-related products or services, together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share.

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

We have been granted or own by assignment approximately 3,000 patents issued by, and have approximately 1,700 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2011, we had approximately 53,600 employees worldwide, of which approximately 11,000 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

EMC operates its business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.

Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have five manufacturing facilities: two in Massachusetts, which manufacture storage products and security products for the North American markets; two in Ireland, which manufacture storage products and security products for markets outside of North America; and one in North Carolina, which manufactures storage products for domestic markets. We also utilize contract manufacturers throughout the world to manufacture or assemble our Data Domain, Isilon, Iomega and, in limited amounts, other information infrastructure products. See Note S to the consolidated financial statements for information about revenues by segment and geographic area.

Sustainability

We recognize that the long-term success of our business depends on an economically vital, inclusive and educated society as well as on a healthy environment. Therefore, we strive to make decisions and operate our business in a sustainable way. Our sustainability priorities include improving our performance and collaborating with industry peers, governments and non-governmental organizations to advance energy, climate change and material use and waste priorities; providing technologies and services to address some of the world’s challenges, such as energy, healthcare and delivery of government services; upholding the protection of human rights and investing in furthering education, innovation and inclusion for our employees and in communities around the world; and supporting EMC’s continued financial success and increasing shareholder value through our approach to corporate sustainability, commitment to good corporate governance and maintaining customer and community trust.

We focus our environmental sustainability efforts on reducing impacts from our operations and supply chain, creating value by transforming our customers’ information infrastructures to be more efficient and decrease energy use, and collaborating with our peers to develop standards and metrics. Our top environmental priorities are energy and climate change, material use and waste, and water.

We focus on energy because our primary greenhouse gas (GHG) emissions arise from the generation of electricity used to run our business, support our supply chain and power our products. We have set global targets to reduce our energy consumption and GHG emissions in our own operations and are collaborating with our suppliers to find efficiencies upstream. We recognize the opportunity to reduce global GHG emissions through the application of IT, and through our Design for Environment program, we have incorporated energy efficiency as a key objective in our engineering process. In 2011, we introduced a new generation of storage products with industry-leading power supply efficiency and are delivering Cloud Computing capabilities such as data deduplication, fully automated storage tiering (FAST), and virtualization that enable our customers to run their IT infrastructures more efficiently.

We are continuously striving to reduce material use in our products and operations, recycle what cannot be reused, and handle any waste with integrity and responsibility for the environment and human health. We are working with our suppliers and industry peers to identify substitutes for materials that can damage our ecology and human health. We have eliminated the use of leaded solder in our products and in 2011 exceeded our goal to reduce brominated flame retardants by 50% in all new printed circuit boards. We are actively working to reduce the use of hazardous substances such as polyvinyl chlorides and phthalates in our products.

Although we have a relatively small water footprint, with our primary usage in general building operations such as drinking, cooling, and sanitation, we have taken a conscientious approach to conserving this important resource. In our owned and operated facilities, we minimize water use and control wastewater streams, and our manufacturing facilities produce no industrial wastewater. In 2011, we conducted our first water footprint analysis and opened a new data center that receives 40% of its water from rainwater capture.

We are advancing social sustainability efforts in our workforce and our communities by building an inclusive and diverse workforce that reflects the diversity of the global marketplace and that can continue to develop innovative solutions for our customers, strengthening educational systems, particularly in the areas of science, technology, engineering, and math education, and holding ourselves and our suppliers to high standards in protecting human rights.

We regularly report on our sustainability performance and challenges to stakeholders. In 2011, we published our sustainability report using the Global Reporting Initiative framework and our carbon disclosure and water footprint via the Carbon Disclosure Project. We held our second multi-stakeholder forum on sustainability issues to broaden and deepen our dialogue with external stakeholders and to help improve our performance and reporting in 2012. EMC is proud to be listed in the 2011 Dow Jones Sustainability Index for North America and to be recognized by the Carbon Disclosure Project for the quality of our reporting.

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

We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Natural disasters, such as the recent flooding in Thailand affecting our disk drive component suppliers, have also in the past and may continue to impact our ability to procure certain components in a timely fashion. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of resources used in production or increase our costs. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings. An economic crisis may also negatively affect our suppliers’ solvency, which could, in turn, result in product delays or otherwise materially adversely affect our business, results of operations or financial condition.

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

•	accurately forecasting revenues;
•	training our sales force to sell more software and services;
•	successfully integrating new acquisitions;
•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands;
•	controlling expenses;
•	managing our manufacturing capacity, real estate facilities and other assets;
•	meeting our sustainability goals; and
•	executing on our plans.

An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

Our investment portfolio could experience a decline in market value which could adversely affect our financial results.

We held $6.3 billion in short- and long-term investments as of December 31, 2011. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including due to downgrades in U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

We operate a Venezuelan sales subsidiary in which the Bolivar is the functional currency. Due to limitations in accessing the dollar at the official exchange rate, we have utilized an implied currency rate derived from actively traded bonds in order to translate the foreign currency denominated balance sheet. This rate is analogous to the “System for Transactions in Foreign Currency Securities” or SITME rate. Our operations in Venezuela include U.S. dollar-denominated assets and liabilities which we remeasure to Bolivars. The remeasurement may result in transaction gains or losses. We have used either the official exchange rate or implied exchange rate to remeasure these balances based upon the expected rate at which we believe the items will be settled. As a result of continued hyper-inflation in Venezuela, effective in 2010, we modified the functional currency to be the U.S. dollar. As a result of this change, Bolivar-denominated transactions will be subject to exchange gains and losses that may impact our earnings. While we do not believe this change will have a material impact on our financial position, results of operations or cash flows, these items could be adversely affected if there is a significant change in exchange rates.

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our ability to conduct business, require us to incur significant costs or otherwise adversely affect our financial results.

We retain sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems, such as the sophisticated cyber attack on our RSA division that we disclosed in March 2011. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers’, our business partners’ or our employees’ intellectual property, proprietary business information or personally identifiable information. In addition, we have outsourced a number of our business functions to third party contractors, and any breach of their security systems could adversely affect us.

A cybersecurity breach could negatively affect our reputation as a trusted provider of information infrastructure by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation.

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

We have alliances with leading information technology companies, and we plan to continue our strategy of developing key alliances in order to expand our reach into markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find further suitable business relationships as we develop new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial condition.

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

•	the assumption of known or unknown liabilities of the acquired business, including litigation-related liability;
•	the potential impairment of acquired assets;
•	the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;
•	the diversion of our management’s attention from other business concerns;
•	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;
•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets;
•	the potential loss of key employees of the acquired company; and
•	the potential incompatibility of business cultures.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2011. We continue to shift the asset allocation to lower the percentage of investment in equity securities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate on plan assets and an increase in future pension expense. As of December 31, 2011, the ten-year historical rate of return on plan assets was 5.5%, and the inception to date return on plan assets was 9.8%. In 2011, we experienced an 8.9% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

Our business could be materially adversely affected as a result of war, acts of terrorism, natural disasters or climate change.

Terrorist acts, acts of war, natural disasters, or the direct and indirect effects of climate change (such as sea level rise, increased storm severity, drought, flooding, wildfires, pandemics, and social unrest from resource depletion and rising food prices) may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have a material adverse effect on our business, results of operations or financial condition. Such events may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of components and distribution of products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)

Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service, sales and marketing	Information Storage, Information Intelligence Group

Franklin, MA	owned: leased:	922,000 288,000	manufacturing	Information Storage

Bedford, MA	leased:	328,000	R&D, customer service, sales, administrative offices and marketing	RSA Information Security

Apex, NC	owned:	390,000	manufacturing	Information Storage

Palo Alto, CA	owned: leased:	1,422,000 470,000	executive and administrative offices, R&D, sales, marketing and data center	VMware Virtual Infrastructure

Other North American Locations	owned: leased:	1,071,000 3,472,000	executive and administrative offices, sales, customer service, R&D, data center and marketing	**

Asia Pacific	leased:	2,066,000	sales, marketing, customer service, R&D, data center and administrative offices	**

Cork, Ireland	owned: leased:	588,000 123,000	manufacturing, customer service, R&D, administrative offices, sales and marketing	**

Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	35,000 1,573,000	sales, manufacturing, customer service, R&D, data center, marketing and administrative offices	**

Latin America	leased:	139,000	sales, customer service and marketing	**

* Of the total square feet owned and leased, approximately 715,000 square feet was vacant, approximately 354,000 square feet was leased or subleased to non-EMC businesses and approximately 793,000 square feet were under construction for various VMware projects.

** All segments of our business generally utilize these facilities.

We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note N to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

See Note N to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	64	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	60	Vice Chairman
Jeremy Burton	44	Executive Vice President and Chief Marketing Officer
Arthur W. Coviello, Jr.	58	Executive Chairman, RSA, the Security Division of EMC
Paul T. Dacier	54	Executive Vice President and General Counsel
Richard R. Devenuti	53	President, Information Intelligence Group
Howard D. Elias	54	President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services
Patrick P. Gelsinger	50	President and Chief Operating Officer, EMC Information Infrastructure Products
David I. Goulden	52	Executive Vice President and Chief Financial Officer
John T. Mollen	61	Executive Vice President, Human Resources
Harry L. You	52	Executive Vice President, Office of the Chairman

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

Paul T. Dacier has been our Executive Vice President and General Counsel since May 2006. Mr. Dacier served as Senior Vice President and General Counsel from February 2000 to May 2006 and joined EMC in 1990 as Corporate Counsel. Mr. Dacier is a director of AerCap Holdings N.V., a global aircraft leasing company.

Richard R. Devenuti has been our President, Information Intelligence Group, since October 2010. Mr. Devenuti served as chief operating officer of the Information Intelligence Group division from July 2008 to October 2010. Prior to joining EMC, Mr. Devenuti spent 19 years at Microsoft Corporation, a manufacturer of software products for computing devices, most recently as its Senior Vice President of Microsoft Services and IT. Prior to joining Microsoft, Mr. Devenuti spent four years at Deloitte as a senior accountant. Mr. Devenuti is a director of St. Jude Medical, Inc., a global cardiovascular medical devices company, and Convergys Corporation, a global relationship management company.

Howard D. Elias has been our President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services since September 2009. Previously, Mr. Elias served as President, EMC Global Services and EMC Ionix from September 2007 to September 2009. Mr. Elias served as our Executive Vice President, Global Services and Resource Management Software Group from May 2006 to September 2007 and served as our Executive Vice President, Global Marketing and Corporate Development from January 2006 to May 2006. He served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development from January 2004 to January 2006. Prior to joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations in the Enterprise Systems Group. Mr. Elias is a director of Gannett Company, Inc., an international news and information company.

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

EMC, EMC Proven, Atmos, Avamar, Captiva, Data Domain, Document Sciences, Documentum, Greenplum, Greenplum Database, Ionix, Isilon, Kazeon, NetWitness, NetWorker, RSA, Symmetrix, Symmetrix VMAX, Vblock, VMAXe, VNX and VNXe are either registered trademarks or trademarks of EMC Corporation in the United States and other countries. VMware, VMware View, VMware vCenter, VMware vSphere and SpringSource are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. Iomega is a registered trademark of Iomega Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

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

Fiscal 2011	High	Low
First Quarter	$27.59	$22.84
Second Quarter	28.72	25.39
Third Quarter	28.24	19.84
Fourth Quarter	25.13	20.00

Fiscal 2010	High	Low
First Quarter	$19.03	$16.45
Second Quarter	20.00	17.10
Third Quarter	21.83	17.87
Fourth Quarter	23.20	19.40

We had 11,236 holders of record of our common stock as of February 23, 2012.

We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2011

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	2,137,811		$20.79	1,994,839	56,794,578
November 1, 2011 – November 30, 2011	2,378,786		22.71	2,132,001	54,662,577
December 1, 2011 – December 31, 2011	533,274		23.48	490,341	54,172,236

Total	5,049,871	(2)	$21.97	4,617,181	54,172,236

(1)

Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 432,690 shares withheld from employees for the payment of taxes.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2011(1)	2010(2)	2009(4)	2008(5)	2007(6)
Summary of Operations:
Revenues	$20,007,588	$17,015,126	$14,025,910	$14,876,163	$13,230,205
Operating income	3,442,439	2,683,286	1,414,275	1,568,936	1,739,252
Net income attributable to EMC Corporation	2,461,337	1,899,995	1,088,077	1,275,104	1,598,965
Net income attributable to EMC Corporation per weighted average share, basic	$1.20	$0.92	$0.54	$0.62	$0.77
Net income attributable to EMC Corporation per weighted average share, diluted	$1.10	$0.88	$0.53	$0.61	$0.74
Weighted average shares, basic	2,055,536	2,055,959	2,022,371	2,048,506	2,079,542
Weighted average shares, diluted	2,229,113	2,147,931	2,055,146	2,079,853	2,157,873
Balance Sheet Data:
Working capital	$1,206,473	$405,308	$5,390,135	$5,446,593	$5,644,894
Total assets	34,268,179	30,833,284	26,812,003	23,874,575	22,284,654
Current obligations(3)	3,304,974	3,214,771	—	—	—
Long-term obligations	—	—	3,100,290	2,991,943	2,889,362
Total shareholders’ equity	19,927,122	18,166,776	16,060,474	13,655,950	13,060,342

(1)	In 2011, EMC acquired all of the outstanding shares of 7 companies (see Note C to the consolidated financial statements).
(2)	In 2010, EMC acquired all of the outstanding shares of 10 companies (see Note C to the consolidated financial statements).
(3)

Current obligations relate to the convertible debt and notes converted and payable, which were classified as current at December 31, 2011 and 2010 (see Note E to the consolidated financial statements).

(4)	In 2009, EMC acquired all of the outstanding shares of 5 companies (see Note C to the consolidated financial statements).
(5)	In 2008, EMC acquired all of the outstanding shares of 12 companies.
(6)	In 2007, EMC acquired all of the outstanding shares of 14 companies. In 2007, EMC recognized a $148.6 million gain on the sale of VMware stock to Cisco.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share, invest in the business and improve our financial returns. During 2011, we continued to innovate and invest in expanding our total addressable market through internal research and development (“R&D”) and our recent acquisitions to capitalize on the continued expansion of enterprise data. We have developed a product portfolio with customer’s current and future needs in mind which will continue to evolve as the largest transformation in Information Technology (“IT”) history is creating enormous opportunities in Cloud Computing and Big Data.

Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is gaining traction, customers are increasingly recognizing that their ability to compete is tied to the efficiency, flexibility and agility of their IT operations and that transitioning to a cloud-based architecture will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. With the investments we made in 2010 by acquiring Isilon and Greenplum, as well as our internally developed Atmos offering, we believe we are well-positioned in this market to continue assisting our customers in storing, managing and unlocking the value contained within this information.

Our powerful go-to-market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positioned us well during 2011 to help customers transition to Cloud Computing and benefit from Big Data. Additionally, momentum continues to build at VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel, as it becomes an important element of our go-to-market model, with their Vblock converged infrastructure product for building out cloud data centers.

VMware Virtual Infrastructure

VMware’s financial focus is on long-term revenue growth to generate free cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere in 2009, VMware has introduced more products that build on the vSphere foundation including VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. VMware plans to continue to introduce additional products in the future. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings and/or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

On a consolidated basis, our vision, strategy and roadmap allowed us to leverage our strengths through 2011 and position us to capitalize on the evolving trends of Cloud Computing and Big Data in 2012. As a result, we believe we will grow faster than the markets we serve in 2012 while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

				Percentage Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Information Storage	$14,714.2	$12,699.1	$10,659.4	15.9%	19.1%
Information Intelligence Group	702.4	735.9	739.6	(4.6)	(0.5)
RSA Information Security	828.2	729.4	606.0	13.5	20.4
VMware Virtual Infrastructure	3,762.9	2,850.7	2,021.0	32.0	41.1

Total revenues	$20,007.6	$17,015.1	$14,025.9	17.6%	21.3%

Consolidated product revenues increased 15.6% to $12,590.7 in 2011. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue in 2011 was due to a continued higher demand for our IT infrastructure offerings to address the storage and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

The Information Storage segment’s product revenues increased 14.3% to $10,090.3 in 2011. Within the high-end of the Information Storage segment, our Symmetrix product revenues increased 14.5%, primarily due to VMAX system sales and upgrades as customers continue to purchase VMAX for mission critical data sets and business applications as well as for new use cases. Within the mid-tier of the Information Storage segment, which includes Unified products, Backup and Recovery Systems, EMC Isilon and EMC Atmos, product revenues increased 24.7% in 2011 due to strong performance across each of our mid-tier product groups. Within Unified products, our VNX family, which includes VNX and VNXe, was launched in the first quarter of 2011 and has been well received by the market, bringing in almost 2,000 new customers in the fourth quarter of 2011 alone. Our Backup and Recovery Systems products have become an essential part of our strategic offerings as Data Domain product growth continued to benefit from being owned by EMC which in turn helped drive growth in our Avamar and NetWorker products. EMC Isilon, which was acquired at the end of 2010, contributed to our mid-tier product growth as its revenues were included in our results for a full year in 2011 as compared to 2010. Finally, our Big Data storage and data analytics products continued to grow faster than the market with EMC Isilon revenue more than doubling in 2011 as compared to 2010 as an independent company, and EMC Greenplum expanding its offerings from a single product to a portfolio of products which includes a unified solution for Big Data analytics.

The VMware Virtual Infrastructure segment’s product revenues increased 31.5% to $1,840.1 in 2011. VMware’s license revenues increased in 2011 primarily due to strong global demand for vSphere. VMware observed an increase in the volume of ELAs in 2011 as compared to 2010 due to growing customer interest as well as strong renewals from existing ELA customers.

The Information Intelligence Group segment’s product revenues declined 18.5% to $219.5 in 2011. The decrease in product revenues was primarily attributable to changing customer demand. The Information Intelligence Group segment continues to evolve to meet the buying preferences of today’s content management customers by transitioning to lighter-weight, content-enabled applications using modern virtualized frameworks. The RSA Information Security segment’s product revenues increased 10.2% to $440.8 in 2011. The increase in product revenues was primarily due to increased demand for our Security Management and Compliance products.

Consolidated product revenues increased 23.4% to $10,892.9 in 2010. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The Information Storage segment’s product revenues increased 22.6% to $8,824.3 in 2010. The VMware Virtual Infrastructure segment’s product revenues increased 36.0% to $1,399.3 in 2010. The Information Intelligence Group segment’s product revenues increased 3.2% to $269.1 in 2010. The RSA Information Security segment’s product revenues increased 17.6% to $400.2 in 2010. The increase in product revenues across all segments in 2010 was primarily attributable to continued higher demand for our IT infrastructure offerings to address the storage and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

Consolidated services revenues increased 21.1% to $7,416.8 in 2011. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues where we continue to provide expertise to customers on the most effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 19.3% to $4,623.8 in 2011. The increase in services revenues was primarily attributable to higher demand for maintenance-related services, which correlates to the increased sales in storage products. In addition, a growing demand for professional services also contributed to the increase in services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 32.5% to $1,922.7 in 2011. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In 2011, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services driven by the growth in their license sales and installed base.

The Information Intelligence Group segment’s services revenues increased 3.5% to $482.9 in 2011. The increase in services revenues was primarily attributable to higher sales of software maintenance contracts. The RSA Information Security segment’s services revenues increased 17.7% to $387.4 in 2011. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated services revenues increased 17.8% to $6,122.3 in 2010. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues. The Information Storage segment’s services revenues increased 11.9% to $3,874.8 in 2010. The VMware Virtual Infrastructure segment’s services revenues increased 46.3% to $1,451.5 in 2010. The RSA Information Security segment’s services revenues increased 23.9% to $329.2 in 2010. The Information Intelligence Group segment’s services revenues declined 2.5% to $466.8 in 2010. Services revenues increased across all segments, excluding the Information Intelligence Group segment, in 2010 due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base.

Consolidated revenues by geography were as follows:

				Percentage Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
United States	$10,549.6	$9,152.4	$7,384.3	15.3%	23.9%
Europe, Middle East and Africa	5,667.6	4,942.1	4,290.3	14.7	15.2
Asia Pacific	2,639.4	1,965.2	1,603.1	34.3	22.6
Latin America, Mexico and Canada	1,151.0	955.5	748.2	20.5	27.7

Revenues increased in 2011 compared to 2010 and in 2010 compared to 2009 in all of our markets due to greater demand for our products and services offerings.

Changes in exchange rates contributed 1.5% to the overall revenue increase in 2011 compared to 2010. The impact of the change in rates was most significant in the Euro zone and Asia Pacific markets, primarily Australia and Japan. Changes in exchange rates contributed 0.2% to the overall revenue increase in 2010 compared to 2009. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, Canada and Brazil, partially offset by the Euro and the pound sterling.

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation.

				Percentage Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Cost of revenue:
Information Storage	$6,414.3	$5,836.4	$5,256.7	9.9%	11.0%
Information Intelligence Group	251.0	258.2	274.8	(2.8)	(6.0)
RSA Information Security	357.7	221.6	186.5	61.4	18.8
VMware Virtual Infrastructure	533.3	425.3	316.3	25.4	34.5
Corporate reconciling items	282.3	242.7	246.8	16.3	(1.7)

Total cost of revenue	7,838.6	6,984.1	6,281.0	12.2	11.2
Gross margins:
Information Storage	8,299.9	6,862.7	5,402.7	20.9	27.0
Information Intelligence Group	451.4	477.7	464.8	(5.5)	2.8
RSA Information Security	470.5	507.8	419.5	(7.3)	21.0
VMware Virtual Infrastructure	3,229.5	2,425.5	1,704.7	33.1	42.3
Corporate reconciling items	(282.3)	(242.7)	(246.8)	16.3	(1.7)

Total gross margin	12,168.9	10,031.0	7,744.9	21.3	29.5
Operating expenses:
Research and development(1)	2,149.8	1,888.0	1,627.5	13.9	16.0
Selling, general and administrative(2)	6,479.4	5,375.3	4,595.6	20.5	17.0
Restructuring and acquisition-related charges	97.3	84.4	107.5	15.3	(21.5)

Total operating expenses	8,726.5	7,347.7	6,330.6	18.8	16.1

Operating income	3,442.4	2,683.3	1,414.3	28.3	89.7
Investment income, interest expense and other expenses, net	(193.2)	(75.3)	(39.7)	156.6	89.7

Income before income taxes	3,249.3	2,608.0	1,374.6	24.6	89.7
Income tax provision	640.4	638.3	252.8	0.3	152.5

Net income	2,608.9	1,969.7	1,121.8	32.5	75.6
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(147.5)	(69.7)	(33.7)	111.6	106.8

Net income attributable to EMC Corporation	$2,461.3	$1,900.0	$1,088.1	29.5%	74.6%

(1)	Amount includes corporate reconciling items of $322.6, $287.4 and $235.8 for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Amount includes corporate reconciling items of $606.4, $477.5 and $495.5 for the years ended December 31, 2011, 2010 and 2009, respectively.

Gross Margins

Our gross margin percentages were 60.8%, 59.0% and 55.2% in 2011, 2010 and 2009, respectively. The increase in the gross margin percentage in 2011 compared to 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 140 basis points, and the Information Storage segment, which increased overall gross margins by 124 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 53 basis points, and the Information Intelligence Group segment, which decreased overall gross margins by 3 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, decreased the consolidated gross margin percentage by 22 basis points. Transition costs represent the incremental costs incurred to streamline our current cost structure. The increase in the gross margin percentage in 2010 compared to 2009 was attributable to the Information Storage segment, which increased overall gross margins by 189 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 161 basis points, the RSA Information Security segment, which increased overall gross margins by 11 basis points and the Information Intelligence Group segment, which increased overall gross margins by 10 basis points. Also contributing to the increased overall gross margin percentage was the decrease of corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring charges and transition costs, which increased the consolidated gross margin percentage by 3 basis points.

For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $39.7 in the corporate reconciling items in 2011 was attributable to a $25.4 increase in intangible asset amortization expense and a $15.0 increase in stock-based compensation expense, partially offset by a $0.7 decrease in transition costs. The $15.0 increase in stock-based compensation expense was primarily attributable to the incremental expense associated with VMware’s equity grants and the full-year impact of options exchanged in the acquisition of Isilon, which was acquired in the fourth quarter of 2010. The decrease of $4.1 in the corporate reconciling items in 2010 was attributable to a $12.5 decrease in restructuring charges and a $0.9 decrease in transition costs, partially offset by a $9.3 increase in stock-based compensation expense. Acquisition-related intangible asset amortization expense was flat. The $9.3 increase in stock-based compensation expense was primarily attributable to the incremental expense associated with VMware’s equity grants and the full-year impact of options exchanged in the acquisition of Data Domain, which was acquired in the third quarter of 2009.

The gross margin percentages for the Information Storage segment were 56.4%, 54.0% and 50.7% in 2011, 2010 and 2009, respectively. The increase in gross margin percentage in 2011 compared to 2010 and in 2010 compared to 2009 was primarily attributable to improved product gross margins, driven by a shift in product mix towards higher margin products, higher sales volume and an improved cost structure.

The gross margin percentages for the RSA Information Security segment were 56.8%, 69.6% and 69.2% in 2011, 2010 and 2009, respectively. The decrease in the gross margin percentage in 2011 compared to 2010 was due to a decrease in product margins. The decrease in product margins was caused by costs accrued associated with working with our customers to implement remediation programs in the first quarter of 2011 and to the $66.3 charge related to the expansion of the customer remediation programs that we recorded in the second quarter of 2011. We expanded our customer remediation programs in the second quarter of 2011 as a result of the heightened customer concerns resulting from press coverage related to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. The slight increase in the gross margin percentage in 2010 compared to 2009 was due to an increase in product margins partially offset by a decrease in services margins.

The gross margin percentages for the Information Intelligence Group segment were 64.3%, 64.9% and 62.8% in 2011, 2010 and 2009, respectively. The slight decrease in gross margin percentage in 2011 compared to 2010 was attributable to an increase in the mix of service revenue as a percentage of total revenue, slightly offset by an increase in service gross margins. The increase in gross margin percentage in 2010 compared to 2009 related to an increase in the product margins due to a decrease in the royalties paid for third party software embedded into the products in 2010 compared to 2009.

The gross margin percentages for the VMware Virtual Infrastructure segment were 85.8% in 2011, 85.1% in 2010 and 84.4% in 2009. The increase in gross margin percentage in 2011 compared to 2010 was primarily attributable to improvements in license gross margins resulting from decreased software capitalization amortization expense. The increase in gross margin percentage in 2010 compared to 2009 was primarily attributable to improved services margins.

Research and Development

As a percentage of revenues, R&D expenses were 10.7%, 11.1% and 11.6% in 2011, 2010 and 2009, respectively. R&D expenses increased $261.8 in 2011 primarily due to an increase in personnel-related costs, including stock-based compensation, cost of facilities, depreciation expense and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $274.0, cost of facilities increased by $20.5, depreciation expense increased by $13.0 and travel costs increased by $10.0. Capitalized software development costs, which reduce R&D expense, increased by $73.6. R&D expenses increased $260.5 in 2010 primarily due to an increase in personnel-related costs, including stock-based compensation, depreciation expense, cost of facilities and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $250.6, depreciation expense increased by $23.4, cost of facilities increased by $19.4 and travel costs increased by $9.4. Capitalized software development costs, which reduce R&D expense, increased by $62.2.

Corporate reconciling items within R&D, which consist of stock-based compensation, acquisition-related intangible asset amortization and transition costs increased $35.2 and $51.6 to $322.6 and $287.4 in 2011 and 2010, respectively. Stock-based compensation expense increased $40.5 and $44.2 in 2011 and 2010, respectively. Acquisition-related intangible asset amortization decreased $7.1 in 2011 and increased $10.7 in 2010 and transition costs increased $1.8 and decreased $3.3 in 2011 and 2010, respectively. Intangible asset amortization increased in 2011 primarily due to the Isilon acquisition, which was consummated in the fourth quarter of 2010. Intangible asset amortization increased in 2010 primarily due to VMware acquisitions and to the Data Domain acquisition, which was consummated in the third quarter of 2009. The increase in stock-based compensation expense in 2011 was primarily due to options exchanged in the Isilon acquisition, which was consummated in the fourth quarter of 2010. The increase in stock-based compensation expense in 2010 was attributable to the incremental expense associated with VMware’s equity grants and the full year impact of options exchanged in the acquisition of Data Domain.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 7.6%, 7.9% and 8.5% in 2011, 2010 and 2009, respectively. R&D expenses increased $116.5 in 2011 primarily due to increases in personnel-related costs, including stock-based compensation, cost of facilities, depreciation expense and travel costs. Personnel-related costs increased by $124.8, cost of facilities increased by $4.2, depreciation expense increased by $17.8 and travel costs increased by $6.1. Partially offsetting these increased costs was an increase in capitalized software development costs of $60.4. R&D expenses increased $100.7 in 2010 primarily due to increases in personnel-related costs, depreciation expense, cost of facilities and travel costs. Personnel-related costs increased by $122.4, depreciation expense increased by $14.7, cost of facilities increased by $14.3 and travel costs increased by $6.1. Partially offsetting these increased costs was an increase in capitalized software development costs of $70.1.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 15.6%, 16.8% and 18.3% in 2011, 2010 and 2009, respectively. R&D expenses increased $110.1 in 2011 largely due to increases in personnel-related costs of $106.9. This increase was partially offset by increases in VMware’s capitalized software development costs of approximately $13.3 in 2011, primarily due to the timing of products reaching technological feasibility. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, VMware expects its products to be available for general release soon after technological feasibility has been established. Given that the majority of VMware’s product offerings are expected to be suites or to have key components that interoperate with VMware’s other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. R&D expenses increased $108.3 in 2010 largely due to increases in personnel-related costs of $87.3, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions. Additionally, capitalized software development costs decreased $7.9 in 2010 primarily due to lower costs capitalized on products that build on the VMware vSphere foundation in 2010.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.4%, 31.6% and 32.8% in 2011, 2010 and 2009, respectively. SG&A expenses increased by $1,104.1 in 2011 primarily due to increases in personnel-related costs, travel costs, commissions, cost of facilities and depreciation expense. Personnel-related costs increased by $768.0, travel costs increased by $61.8, commissions increased by $51.9, cost of facilities increased by $43.8 and depreciation expense increased by $29.7 in 2011. SG&A expenses increased by $779.7 in 2010 from 2009 primarily due to increases in personnel-related costs, commissions, travel costs, business development costs, cost of facilities and depreciation expense. Personnel-related costs increased by $439.4, commissions increased by $168.1, travel costs increased by $73.3, business development costs increased by $43.7, cost of facilities increased by $35.6 and depreciation expense increased by $28.5 in 2010.

Corporate reconciling items within SG&A, which consist of stock-based compensation, acquisition-related intangible asset amortization and transition costs increased $128.9 to $606.4 in 2011 and decreased $18.0 to $477.5 in 2010. Intangible asset amortization increased $38.2, stock-based compensation expense increased $95.6 and transition costs decreased $4.9 in 2011. Intangible asset amortization increased primarily due to the Greenplum and Isilon acquisitions, which were consummated in the third and fourth quarters of 2010, respectively. Stock-based compensation expense increased in 2011 primarily due to the Isilon acquisition. In 2010, intangible asset amortization increased $26.8, stock-based compensation expense increased $25.9 and transition costs decreased $13.2. Additionally, the provision for litigation of $57.5 in 2009 did not recur in 2010. Intangible asset amortization increased primarily due to VMware acquisitions and to the Data Domain acquisition, which was consummated in the third quarter of 2009. Stock-based compensation expense increased in 2010 due to the incremental expense associated with VMware’s equity grants and the full year impact of options exchanged in the acquisition of Data Domain.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.0%, 26.4% and 27.1% in 2011, 2010 and 2009, respectively. SG&A expenses increased $655.1 in 2011 primarily due to increases in personnel-related costs, travel costs, commissions, cost of facilities and depreciation expense. Personnel-related costs increased by $435.4, travel costs increased by $45.8, commissions increased by $28.7, cost of facilities increased by $21.2 and depreciation expense increased by $20.7 in 2011. SG&A expenses increased $479.0 in 2010 primarily due to increases in personnel-related costs, commissions, travel costs, business development costs, cost of facilities and depreciation. Personnel-related costs increased by $258.8, commissions increased by $108.4, travel costs increased by $52.0, business development costs increased by $35.3, cost of facilities increased by $21.1 and depreciation expense increased by $14.9. Partially offsetting these increases was a decrease in professional services costs of $12.3.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39.4%, 40.7% and 41.7% in 2011, 2010 and 2009, respectively. SG&A expenses increased $320.0 in 2011. The increase in SG&A expenses in 2011 was primarily due to growth in personnel-related expenses driven by incremental headcount and by higher commission expense due to increased sales volumes. SG&A expenses increased $318.7 in 2010. The increase in SG&A expenses in 2010 was primarily the result of higher salaries and benefits costs resulting from incremental headcount from strategic hiring and acquisitions as well as commission expense on higher sales volumes. Also contributing to the change was increased spending on marketing programs.

Restructuring and Acquisition-Related Charges

In 2011, 2010 and 2009, we incurred restructuring and acquisition-related charges of $97.3, $84.4 and $107.5, respectively. In 2011, we incurred $86.0 of restructuring charges, of which $63.2 primarily related to our current year restructuring programs and $11.3 of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2010, we incurred $76.7 of restructuring charges, of which $37.8 primarily related to our 2010 restructuring program and $7.7 of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2009, we incurred $88.4 of restructuring charges, of which $69.3 primarily related to our 2008 restructuring program and $19.1 of charges in connection with acquisitions for financial, advisory, legal and accounting services.

During 2011, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 787 positions and the vacation of certain facilities. These actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions will be completed by the end of 2012.

During 2010, we implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of approximately 400 positions. These actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions have been completed by the end of 2011.

During 2011, 2010 and 2009, we recognized $26.1, $31.6 and $27.1, respectively, of lease termination costs for facilities vacated and other contractual obligations in the respective periods as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015. The remaining cash portion owed for these programs in 2012 is approximately $62.0, plus an additional $19.7 over the period from 2013 and beyond.

Investment Income

Investment income was $129.2, $142.5 and $140.4 in 2011, 2010 and 2009, respectively. Investment income decreased in 2011 primarily due to a decrease in net realized gains and lower coupon income. Net realized gains were $10.1, $15.8 and $20.8 in 2011, 2010 and 2009, respectively.

Interest Expense

Interest expense was $170.5, $178.3 and $182.5 in 2011, 2010 and 2009, respectively. Interest expense consists primarily of interest on the $1,725 1.75% convertible senior notes due 2011 (the “2011 Notes”), and our $1,725 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) which we issued in November 2006. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $115.9, $114.5 and $108.3 in 2011, 2010 and 2009, respectively. We are accreting our convertible debt to their stated values over their term. See Note E to the consolidated financial statements.

Other Income (Expense), Net

Other income (expense), net was $(152.0), $(39.5) and $2.4 in 2011, 2010 and 2009, respectively. Other expense in 2011 primarily consisted of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $(209.2), partially offset by the non-recurring gain on the sale of VMware’s investment in Terremark Worldwide, Inc. in the second quarter of 2011 of $56.0. The joint venture is accounted for under the equity method. Other expense in 2010 was primarily attributable to our consolidated share of the losses from VCE Company LLC of $42.8. See Note J to the consolidated financial statements. Other income in 2009 was primarily attributable to gains on strategic investments.

Provision for Income Taxes

Our effective income tax rate was 19.7%, 24.5% and 18.4% in 2011, 2010 and 2009, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

In 2011, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 14.4 percentage points compared to our statutory federal tax rate of 35.0%. The net effect of tax credits, state taxes, non-deductible permanent differences, resolution of income tax audits and reversal of reserves associated with the expiration of statutes of limitations and other items collectively decreased the rate by 0.9 percentage points.

In 2010, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 12.2 percentage points compared to our statutory federal tax rate of 35.0%. In 2010, we effected a plan to reorganize our international operations by transferring certain assets of Isilon, Archer Technologies and Bus-Tech entities into a single EMC international holding company. As a result of this reorganization, we incurred an income tax charge which negatively impacted our effective tax rate by 3.2 percentage points. In 2010, we also had a reduction in our valuation allowance which arose from the utilization of a certain subsidiary’s foreign net operating loss carryforwards resulting in a benefit to our effective tax rate of 0.6 percentage points. The net effect of tax credits, state taxes, non-deductible permanent differences, resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations and other items collectively decreased the rate by 0.9 percentage points.

In 2009, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 17.5 percentage points compared to our statutory federal tax rate of 35.0%. The resolution of income tax audits and reversal of reserves associated with the expiration of statutes of limitations for which we believe we had certain tax exposure favorably reduced our effective tax rate by an additional 4.5 percentage points. In 2009, we effected a plan to reorganize our international operations by transferring certain assets of our RSA and Data Domain entities and legacy foreign corporations owned directly by EMC into a single EMC international holding company. As a result of this reorganization, we incurred income taxes which negatively impacted our effective tax rate by 4.4 percentage points. The net effect of tax credits, state taxes, non-deductible permanent differences and changes in valuation allowances and other items collectively increased the rate by 1.0 percentage point, driven principally by non-deductible permanent differences.

The effective tax rate decreased from 2010 to 2011 by 4.8%, from 24.5% to 19.7%. This decrease was principally attributable to a higher amount of income earned in foreign jurisdictions during 2011, which was largely due to how certain expenses are allocated to our world-wide subsidiaries. Additionally, the decrease was attributable to the reorganization of our international operations during 2010, and the favorable resolution of income tax audits during 2011, which was partially offset by a decrease in our U.S. tax credits and an increase in other differences. The effective tax rate increased from 2009 to 2010 by 6.1%, from 18.4% to 24.5%. This increase was principally attributable to a lower amount of income earned in foreign jurisdictions during 2010 and the favorable resolution of income tax audits in 2009, which was partially offset by reductions in our non-deductible permanent differences and the reorganization of our international operations.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $147.5, $69.7 and $33.7 in 2011, 2010 and 2009, respectively. The increases were due to increases in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s reported net income was $723.9, $357.4 and $197.1 in 2011, 2010 and 2009, respectively. The weighted-average non-controlling interest in VMware was approximately 20.4%, 19.5% and 17.0% in 2011, 2010 and 2009, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. As of December 31, 2011, we have purchased approximately 10.6 million shares for $799.2.

Financial Condition

Cash provided by operating activities was $5,668.8, $4,548.8 and $3,334.4 for 2011, 2010 and 2009, respectively. Cash received from customers was $21,144.7, $17,585.4 and $14,647.7 in 2011, 2010 and 2009, respectively. The increase in cash received from customers from 2009 to 2010 and from 2010 to 2011 was attributable to an increase in sales volume and higher cash proceeds from the sale of multi-year maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $15,218.7, $12,830.7 and $11,032.9 in 2011, 2010 and 2009, respectively. The increase in cash paid to suppliers and employees from 2009 to 2010 and from 2010 to 2011 was primarily due to a general growth in the business to support the increased revenue base. Income taxes paid was $323.1, $232.1 and $316.5 in 2011, 2010 and 2009, respectively. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $3,543.5, $6,476.0 and $3,095.5 in 2011, 2010 and 2009, respectively. Cash used for business acquisitions, strategic and other related investments was $837.1, $3,070.7 and $2,827.9 in 2011, 2010 and 2009, respectively. In 2011, we acquired seven companies for $536.6, net of cash acquired, and spent $300.5 on strategic and other related investments including the purchase of patents from Novell of $112.5, and VMware purchased a leasehold interest for $151.1. In 2010, we acquired Isilon for $2,301.1, net of cash acquired, and in 2009, we acquired Data Domain for $1,933.9, net of cash acquired. Additionally, we also provided funding of $383.2 to our joint venture, VCE Company LLC, in 2011 compared to $29.6 in 2010 and $19.2 in 2009. Capital additions were $801.4, $745.4 and $411.6 in 2011, 2010 and 2009, respectively. The higher level of capital additions in both 2011 and 2010 was primarily attributable to an increase in spending on facility expansion and information technology infrastructure for 2011 as well as to support the growth of the business. Capitalized software development costs were $442.3, $363.0 and $304.5 in 2011, 2010 and 2009, respectively. The increases in 2011 and 2010 were primarily attributable to EMC Information Infrastructure’s software development activities. Net purchases of investments were $928.4 and $2,267.3 in 2011 and 2010, respectively, compared to net sales and maturities of $466.6 in 2009. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash provided by (used in) financing activities was $(1,718.5), $(243.8) and $211.9 in 2011, 2010 and 2009, respectively. In 2011 and 2010, we spent $2,000.0 and $999.9 to repurchase 81.8 million and 52.7 million shares of EMC common stock, respectively. Additionally, in 2011 and 2010 we spent $400.0 and $399.2 to purchase 4.6 million and 6.0 million shares of VMware common stock, respectively, and VMware spent $526.2 and $338.5 to repurchase 6.0 million and 4.9 million shares of its common stock, respectively. We made no share repurchases in 2009. We generated $1,011.0, $1,212.0 and $594.0 in 2011, 2010 and 2009, respectively, from the exercise of stock options and the purchase of shares within the employee stock plans. We generated $361.6, $281.9 and $46.1 in 2011, 2010 and 2009, respectively, of excess tax benefits from stock-based compensation. In 2011, we spent $141.0 on the settlement of interest rate contracts.

We expect to continue to generate positive cash flows from operations and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for the next twelve months.

As of December 31, 2011, the 2011 Notes had matured and the note holders exercised their rights to convert the outstanding Notes. Due to the settlement terms, the majority of the converted Notes were not settled until January 9, 2012. At that time, we paid the note holders $1,699.8 in cash for the outstanding principal and 29.5 million shares for the $661.4 excess of the conversion value over the principal amount, as prescribed by the terms of the Notes. We intend to issue debt in 2012 to replace the 2011 Notes.

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. In the fourth quarter of 2011, we exercised 107.5 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 29.5 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. The remaining 107.5 million of the Purchased Options expire on December 1, 2013.

The remaining $1,725.0 of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2011, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through March 31, 2012. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $0.5 of the 2013 Notes have been converted as of December 31, 2011.

In connection with the issuance of the Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock. Half of the associated warrants have expiration dates between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. Upon exercise, the value of the warrants is required to be settled in shares. See Note E to the consolidated financial statements.

Additionally, we also have available for use a credit line of $50.0 in the United States. As of December 31, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2011, we were in compliance with the covenants. As of December 31, 2011, the aggregate amount of liabilities of our subsidiaries was approximately $6,162.3.

At December 31, 2011, our total cash, cash equivalents, and short-term and long-term investments were $10,843.1. This balance includes approximately $4,512.3 held by VMware, of which $2,072.2 is held overseas, and $1,517.0 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, infrequently occurring gains, losses and charges, and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months and year ended December 31, 2011 and 2010 were as follows:

	For the Three Months Ended		For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Gross margin	$3,595.8	$3,028.4	$12,516.1	$10,271.4
Gross margin percentage	64.5%	61.9%	62.6%	60.4%
Operating income	1,467.8	1,243.0	4,784.0	3,738.0
Operating income percentage	26.3%	25.4%	23.9%	22.0%
Income tax provision	253.4	249.8	949.3	824.0
Net income attributable to EMC	1,065.2	920.1	3,380.5	2,715.3
Diluted earnings per share attributable to EMC	$0.49	$0.42	$1.51	$1.26

The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin products and improved cost control. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were primarily attributable to an improved gross margin percentage.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended December 31, 2011
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	RSA special charge	Gain on strategic investments	Special tax charge	Non-GAAP
Gross margin	$3,523.3	$31.7	$40.8	$—	$—	$—	$—	$3,595.8
Operating income	1,138.8	213.9	86.2	28.9	—	—	—	1,467.8
Income tax provision	174.9	47.6	27.3	3.7	—	—	—	253.4
Net income attributable to EMC	832.0	151.8	56.1	25.2	—	—	—	1,065.2
Diluted earnings per share attributable to EMC	$0.38	$0.07	$0.03	$0.01	$—	$—	$—	$0.49

	For the Three Months Ended December 31, 2010
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	RSA special charge	Gain on strategic investments	Special tax charge	Non-GAAP
Gross margin	$2,966.3	$28.9	$33.2	$—	$—	$—	$—	$3,028.4
Operating income	943.7	185.4	70.4	43.5	—	—	—	1,243.0
Income tax provision	257.0	45.2	24.1	6.8	—	—	(83.3)	249.8
Net income attributable to EMC	628.6	126.9	44.6	36.7	—	—	83.3	920.1
Diluted earnings per share attributable to EMC	$0.29	$0.06	$0.02	$0.02	$—	$—	$0.04	$0.42

	For the Year Ended December 31, 2011
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	RSA special charge	Gain on strategic investments	Special tax charge	Non-GAAP
Gross margin	$12,168.9	$123.7	$157.2	$—	$66.3	$—	$—	$12,516.1
Operating income	3,442.4	836.2	341.8	97.3	66.3	—	—	4,784.0
Income tax provision	640.4	194.6	107.9	15.9	10.1	(19.6)	—	949.3
Net income attributable to EMC	2,461.3	587.0	223.9	80.9	56.2	(28.9)	—	3,380.5
Diluted earnings per share attributable to EMC	$1.10	$0.26	$0.10	$0.04	$0.03	$(0.01)	$—	$1.51

	For the Year Ended December 31, 2010
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	RSA special charge	Gain on strategic investments	Special tax charge	Non-GAAP
Gross margin	$10,031.0	$108.7	$131.8	$—	$—	$—	$—	$10,271.4
Operating income	2,683.3	685.1	285.3	84.4	—	—	—	3,738.0
Income tax provision	638.3	165.7	92.7	10.7	—	—	(83.3)	824.0
Net income attributable to EMC	1,900.0	472.7	187.3	72.0	—	—	83.3	2,715.3
Diluted earnings per share attributable to EMC	$0.88	$0.22	$0.09	$0.03	$—	$—	$0.04	$1.26

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the year ended December 31, 2011, our free cash flow was $4,425.1, an increase of 28.6% compared to the free cash flow generated for the year ended December 31, 2010. The free cash flow for the twelve months ended December 31, 2011 exceeded our non-GAAP net income attributable to EMC by $1,044.6. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Three Months Ended		For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Cash Flow from Operations	$2,184.2	$1,512.2	$5,668.8	$4,548.8
Capital Expenditures	(200.2)	(203.5)	(801.4)	(745.4)
Capitalized Software Development Costs	(100.3)	(90.5)	(442.3)	(363.0)

Free Cash Flow	$1,883.8	$1,218.2	$4,425.1	$3,440.5

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $5,668.8 and $4,548.8 for the years ended December 31, 2011 and 2010, respectively, cash used in investing activities of $3,543.5 and $6,476.0 for the years ended December 31, 2011 and 2010, respectively, and net cash used in financing activities of $1,718.5 and $243.8 for the years ended December 31, 2011 and 2010, respectively.

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

Investments

The following table summarizes the composition of our investments at December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,474.0	$12.4	$(1.5)	$2,485.0
U.S. corporate debt securities	1,400.4	10.0	(2.6)	1,407.8
High yield corporate debt securities	442.7	12.5	(7.7)	447.5
Asset-backed securities	29.1	0.1	—	29.1
Municipal obligations	814.7	2.0	(0.6)	816.1
Auction rate securities	82.9	—	(8.3)	74.6
Foreign debt securities	984.7	5.2	(2.8)	987.1

Total fixed income securities	6,228.5	42.1	(23.5)	6,247.1
Publicly traded equity securities	58.2	6.8	—	65.0

Total	$6,286.7	$49.0	$(23.5)	$6,312.1

Our fixed income and equity investments are classified as available for sale and recorded at their fair market values. At December 31, 2011, with the exception of our auction rate securities, the vast majority of our investments were priced by third-party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2011, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2011:

	Payments Due By Period
	Total	Less than 1 year	1-3 years*	3-4 years**	More than 4 years
Operating leases	$1,501.0	$254.9	$514.7	$90.0	$641.4
Notes converted and payable	1,699.8	1,699.8	—	—	—
Convertible debt	1,724.5	1,724.5	—	—	—
Product warranty obligations	254.6	—	—	—	—
Other long-term obligations, including notes payable and current portion of long-term obligations and post retirement obligations	287.9	136.2	1.3	0.6	1.3
Purchase orders	2,349.8	2,341.0	8.8	—	—
Uncertain tax positions	196.8	—	—	—	—

Total	$8,014.4	$6,156.4	$524.8	$90.6	$642.7

*Includes payments from January 1, 2013 through December 31, 2015.

**Includes payments from January 1, 2016 through December 31, 2016.

As of December 31, 2011, we had $254.6 of product warranty obligations, $148.5 of long-term post retirement obligations, $2,349.8 of purchase orders and $196.8 of liabilities for uncertain tax positions. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancellable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. Our operating leases are primarily for office space around the world. We believe leasing such space in most cases is more cost-effective than purchasing real estate.

The 2011 Notes have been fully converted, were settled in January 2012 and are included here and in the consolidated balance sheets as of December 31, 2011 under “Notes Converted and Payable”. The convertible debt pertains to the 2013 Notes. The holders of the 2013 Notes may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding September 1, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the Notes. Additionally, the 2013 Notes will become convertible during the last three months prior to their maturity.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2011, the contingent conversion threshold on the 2013 Notes was exceeded. As a result, the 2013 Notes are convertible at the option of the holder through March 31, 2012. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value and the Notes have been classified as a current liability. For the holders to be able to continue to convert the 2013 Notes, our closing stock price must exceed $20.90 for 20 out of the last 30 trading days of each future quarter. If this threshold is not met, the 2013 Notes will be reclassified to long-term debt.

We have no other off-balance sheet arrangements.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $115.0 as of December 31, 2011. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, joint ventures, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to the loss or processing of data, to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for obligations of affiliated third parties.

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

Based upon our historical experience and information known as of December 31, 2011, we believe our liability on the above guarantees and indemnities at December 31, 2011 is not material.

Pension

We have a noncontributory defined benefit pension plan (“the Pension Plan”) that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. Certain of the former Data General foreign subsidiaries also have foreign retirement plans covering substantially all of their employees. All of these plans have been frozen resulting in employees no longer accruing pension benefits for future services. The assets for these defined benefit plans are invested in common stocks and bonds. The market related value of the plan’s assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2011 was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2011. We continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The continued changes could result in a reduction in the long-term rate of return on plan assets and increase future pension expense consistent with the sensitivity described below. As of December 31, 2011, the ten-year historical rate of return on plan assets was 5.5% and the inception to date return on plan assets was 9.8%. In 2011 and 2010, we experienced an 8.9% and 12.6% gain on plan assets, respectively. Based upon current market conditions and the target allocation of the plan’s assets, the expected long-term rate of return for 2012 is 6.75%. A 25 basis point change in the expected long-term rate of return on the plan’s assets would have approximately a $1.0 impact on the 2012 pension expense.

As of December 31, 2011, the Pension Plan had a $218.0 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants of 13.10 years. For the year ended December 31, 2011, the discount rate to determine the benefit obligation was 4.6%. This rate represents the average of the discount rate weighted by the plan’s liabilities as of December 31, 2011. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated AA or higher from a reputable rating agency. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $0.6 impact on the 2012 pension expense for all plans. Additionally, certain foreign subsidiaries have defined benefit pension plans. These foreign pension plans are excluded from this discussion because they do not have a material impact on our consolidated financial position or results of operations.

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

Warranty Costs

We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $12.7 and $11.8 in 2011 and 2010, respectively.

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

The market value of our short- and long-term investments is based primarily upon the listed price of the security. At December 31, 2011, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs such as market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We hold investments whose market values are below our cost. The determination of whether unrealized losses on investments are other-than-temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired.

The recoverability of inventories is based upon the types and our levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate.

Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our segment level. During 2011, we early adopted the new accounting guidance that allows entities to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary and, in doing so, we evaluated goodwill for certain reporting units in a qualitative manner and determined there was no impairment. For the reporting units that we evaluated using a quantitative model, there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.

Restructuring Charges

We recognized restructuring charges in 2011, 2010, 2009 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting of facilities and termination of various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

Accounting for Stock-Based Compensation

For our share-based payment awards, we make estimates and assumptions to determine the underlying value of stock options, including volatility, expected life and forfeiture rates. Additionally, for awards which are performance-based, we make estimates as to the probability of the underlying performance being achieved. Changes to these estimates and assumptions may have a significant impact on the value and timing of stock-based compensation expense recognized, which could have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have performed sensitivity analyses as of December 31, 2011, 2010 and 2009 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change is based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The analyses include all of our foreign currency contracts outstanding as of December 31 for each year, as well as the offsetting underlying exposures. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $30.6, $3.6 and $1.2 at December 31, 2011, 2010 and 2009, respectively.

Interest Rate Risk

We maintain an investment portfolio consisting of debt and equity securities of various types and maturities. The investments are classified as available-for-sale and are all denominated in U.S. dollars. These securities are recorded on the consolidated balance sheets at market value, with any unrealized gain or temporary non-credit related loss recorded in other comprehensive loss. These instruments are not leveraged and are not held for trading purposes.

We employ a Historical Value-At-Risk calculation to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last 180 days are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the debt portion of the investment portfolio was $4.0 as of December 31, 2011 and $3.6 as of December 31, 2010. The average, high and low value-at-risk amounts for 2011 and 2010 were as follows:

	Average	High	Low
2011	$4.0	$5.2	$3.1
2010	$3.6	$5.0	$3.0

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

Our money market investments are placed with money market funds that are 2a-7 qualified. Rule 2a-7, adopted by the SEC under the Investment Company Act of 1940, establishes strict standards for quality, diversity and maturity, the objective of which is to maintain a constant net asset value of a dollar. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions. Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer. Due to the ongoing European Financial Crisis, in the fourth quarter of 2011, we took steps to limit certain exposure to investments in this region.

We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $64.7 and $60.5 at December 31, 2011 and 2010, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMC CORPORATION AND SUBSIDIARIES

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of EMC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, EMC’s management determined that, as of December 31, 2011, EMC’s internal control over financial reporting is effective and operating at the reasonable assurance level based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 45 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EMC Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, in 2010 the Company changed the manner in which it recognizes revenue with respect to multiple-element arrangements associated with tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2012

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,531,036	$4,119,138
Short-term investments	1,786,987	1,256,175
Accounts and notes receivable, less allowance for doubtful accounts of $61,804 and $57,385	2,937,499	2,569,523
Inventories	1,009,968	856,405
Deferred income taxes	733,308	609,832
Other current assets	583,885	372,249

Total current assets	11,582,683	9,783,322
Long-term investments	4,525,106	4,170,742
Property, plant and equipment, net	2,833,149	2,528,432
Intangible assets, net	1,766,115	1,624,267
Goodwill	12,154,970	11,772,650
Other assets, net	1,406,156	953,871

Total assets	$34,268,179	$30,833,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,101,659	$1,062,600
Accrued expenses	2,354,979	2,090,035
Notes converted and payable (See Note E)	1,699,832	—
Income taxes payable	155,909	199,735
Convertible debt (See Note E)	1,605,142	3,214,771
Deferred revenue	3,458,689	2,810,873

Total current liabilities	10,376,210	9,378,014
Income taxes payable	238,851	265,549
Deferred revenue	2,715,361	1,853,263
Deferred income taxes	603,398	717,004
Other liabilities	287,912	217,449

Total liabilities	14,221,732	12,431,279

Convertible debt (See Note E)	119,325	235,229
Commitments and contingencies (See Note N)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,048,890 and 2,069,246 shares	20,489	20,692
Additional paid-in capital	3,052,932	3,816,681
Retained earnings	16,120,621	13,659,284
Accumulated other comprehensive loss, net	(235,009)	(92,617)

Total EMC Corporation’s shareholders’ equity	18,959,033	17,404,040
Non-controlling interest in VMware, Inc.	968,089	762,736

Total shareholders’ equity	19,927,122	18,166,776

Total liabilities and shareholders’ equity	$34,268,179	$30,833,284

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$12,590,742	$10,892,857	$8,828,145
Services	7,416,846	6,122,269	5,197,765

	20,007,588	17,015,126	14,025,910
Costs and expenses:
Cost of product sales	5,319,761	4,882,031	4,406,187
Cost of services	2,518,885	2,102,114	1,874,824
Research and development	2,149,787	1,888,015	1,627,509
Selling, general and administrative	6,479,382	5,375,305	4,595,625
Restructuring and acquisition-related charges	97,334	84,375	107,490

Operating income	3,442,439	2,683,286	1,414,275

Non-operating income (expense):
Investment income	129,248	142,536	140,430
Interest expense	(170,466)	(178,345)	(182,499)
Other income (expense), net	(151,951)	(39,494)	2,370

Total non-operating income (expense)	(193,169)	(75,303)	(39,699)

Income before provision for income taxes	3,249,270	2,607,983	1,374,576
Income tax provision	640,385	638,297	252,775

Net income	2,608,885	1,969,686	1,121,801
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(147,548)	(69,691)	(33,724)

Net income attributable to EMC Corporation	$2,461,337	$1,899,995	$1,088,077

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$1.20	$0.92	$0.54

Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$1.10	$0.88	$0.53

Weighted average shares, basic	2,055,536	2,055,959	2,022,371

Weighted average shares, diluted	2,229,113	2,147,931	2,055,146

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Net income	$2,608,885	$1,969,686	$1,121,801
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(3,797)	(4,634)	14,950
Changes in market value of investments:
Unrealized gain (loss), net of taxes (benefits) of $(19,730), $15,578 and $15,470	(20,525)	44,826	47,952
Less: reclassification adjustment for net gains realized in net income, net of taxes (benefits) of $4,175, $4,178 and $7,911	(5,201)	(11,792)	(12,897)

Net change in market value of investments	(25,726)	33,034	35,055
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $(59,282), $(4,909) and $1,443	(91,095)	(1,614)	(3,439)
Less: reclassification adjustment for net (gains) losses included in net income, net of taxes (benefits) of $475, $907 and $(736)	(3,417)	(6,531)	6,626

Net change in the market value of derivatives	(94,512)	(8,145)	3,187
Recognition of actuarial net gain (loss) from pension and other postretirement plans, net of taxes (benefits) of $(11,410), $(1,392) and $13,092	(22,050)	(4,057)	21,877

Other comprehensive income (loss)	(146,085)	16,198	75,069

Comprehensive income	2,462,800	1,985,884	1,196,870
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(147,548)	(69,691)	(33,724)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	3,693	(3,093)	(839)

Comprehensive income attributable to EMC Corporation	$2,318,945	$1,913,100	$1,162,307

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Cash received from customers	$21,144,690	$17,585,447	$14,647,691
Cash paid to suppliers and employees	(15,218,678)	(12,830,684)	(11,032,859)
Dividends and interest received	135,971	102,912	109,525
Interest paid	(70,071)	(76,711)	(73,430)
Income taxes paid	(323,097)	(232,121)	(316,542)

Net cash provided by operating activities	5,668,815	4,548,843	3,334,385

Cash flows from investing activities:
Additions to property, plant and equipment	(801,375)	(745,412)	(411,579)
Capitalized software development costs	(442,341)	(362,956)	(304,520)
Purchases of short- and long-term available-for-sale securities	(7,180,169)	(6,329,894)	(5,494,540)
Sales of short- and long-term available-for-sale securities	5,121,454	3,625,260	5,256,412
Maturities of short- and long-term available-for-sale securities	1,130,321	437,297	704,653
Business acquisitions, net of cash acquired	(536,624)	(3,194,611)	(2,664,141)
(Increase) decrease in strategic and other related investments	(300,476)	123,867	(163,757)
Purchase of leasehold interest	(151,083)	—	—
VCE company funding	(383,211)	(29,600)	(19,200)
Other, net	—	—	1,184

Net cash used in investing activities	(3,543,504)	(6,476,049)	(3,095,488)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	673,389	780,732	366,361
Issuance of VMware’s common stock from the exercise of stock options	337,618	431,306	227,666
EMC repurchase of EMC’s common stock	(1,999,968)	(999,924)	—
EMC purchase of VMware’s common stock	(399,984)	(399,224)	—
VMware repurchase of VMware’s common stock	(526,203)	(338,527)	—
Repayments of proceeds from securities lending	—	—	(412,321)
Excess tax benefits from stock-based compensation	361,632	281,872	46,082
Payment of long-term and short-term obligations	(27,089)	(4,128)	(20,835)
Proceeds from long-term and short-term obligations	3,096	4,066	4,969
Interest rate contracts settlement	(140,993)	—	—

Net cash (used in) provided by financing activities	(1,718,502)	(243,827)	211,922

Effect of exchange rate changes on cash and cash equivalents	5,089	(12,328)	7,995

Net increase (decrease) in cash and cash equivalents	411,898	(2,183,361)	458,814
Cash and cash equivalents at beginning of year	4,119,138	6,302,499	5,843,685

Cash and cash equivalents at end of year	$4,531,036	$4,119,138	$6,302,499

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,608,885	$1,969,686	$1,121,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,421,598	1,167,550	1,073,135
Non-cash interest expense on convertible debt	102,907	105,649	108,347
Non-cash restructuring and other special charges	(1,484)	6,861	25,050
Stock-based compensation expense	822,576	667,728	600,537
Provision for doubtful accounts	20,255	18,965	14,351
Deferred income taxes, net	(19,423)	(49,787)	27,198
Excess tax benefits from stock-based compensation	(361,632)	(281,872)	(46,082)
Gain on Data Domain and SpringSource common stock	—	—	(25,822)
Other, net	4,573	(21,250)	(13,906)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(391,672)	(405,758)	241,069
Inventories	(393,156)	(114,111)	(158,482)
Other assets	(61,830)	(54,469)	3,600
Accounts payable	34,871	154,496	140,376
Accrued expenses	158,467	4,162	(80,642)
Income taxes payable	336,711	455,964	(91,142)
Deferred revenue	1,508,520	957,114	366,361
Other liabilities	(121,351)	(32,085)	28,636

Net cash provided by operating activities	$5,668,815	$4,548,843	$3,334,385

Non-cash investing and financing activity:
Issuance of common stock and stock options exchanged in business acquisitions	$3,224	$28,668	$83,780

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2009	2,012,938	$20,129	$2,817,054	$10,671,212	$(179,952)	$327,507	$13,655,950
Stock issued through stock option and stock purchase plans	38,729	387	365,974	—	—	—	366,361
Tax benefit from stock options exercised	—	—	33,967	—	—	—	33,967
Restricted stock grants, cancellations and withholdings, net	774	8	(55,310)	—	—	—	(55,302)
Stock options issued in business acquisitions	—	—	83,780	—	—	—	83,780
Stock-based compensation	—	—	604,757	—	—	—	604,757
Impact from equity transactions of VMware, Inc.	—	—	25,569	—	—	148,522	174,091
Actuarial gain on pension plan, net of tax of $13,092	—	—	—	—	21,877	—	21,877
Change in market value of investments	—	—	—	—	34,216	839	35,055
Change in market value of derivatives	—	—	—	—	3,187	—	3,187
Translation adjustment	—	—	—	—	14,950	—	14,950
Net income	—	—	—	1,088,077	—	33,724	1,121,801

Balance, December 31, 2009	2,052,441	20,524	3,875,791	11,759,289	(105,722)	510,592	16,060,474
Stock issued through stock option and stock purchase plans	63,710	637	780,095	—	—	—	780,732
Tax benefit from stock options exercised	—	—	288,749	—	—	—	288,749
Restricted stock grants, cancellations and withholdings, net	5,762	58	(66,180)	—	—	—	(66,122)
Repurchase of common stock	(52,667)	(527)	(999,397)	—	—	—	(999,924)
EMC purchase of VMware stock	—	—	(353,915)	—	—	(45,309)	(399,224)
Stock options issued in business acquisitions	—	—	28,668	—	—	—	28,668
Stock-based compensation	—	—	684,276	—	—	—	684,276
Impact from equity transactions of VMware, Inc.	—	—	(186,177)	—	—	224,669	38,492
Actuarial loss on pension plan, net of tax benefit of $1,392	—	—	—	—	(4,057)	—	(4,057)
Change in market value of investments	—	—	—	—	29,941	3,093	33,034
Change in market value of derivatives	—	—	—	—	(8,145)	—	(8,145)
Translation adjustment	—	—	—	—	(4,634)	—	(4,634)
Reclassification of convertible debt to mezzanine (Note E)	—	—	(235,229)	—	—	—	(235,229)
Net income	—	—	—	1,899,995	—	69,691	1,969,686

Balance, December 31, 2010	2,069,246	20,692	3,816,681	13,659,284	(92,617)	762,736	18,166,776
Stock issued through stock option and stock purchase plans	51,585	516	672,873	—	—	—	673,389
Tax benefit from stock options exercised	—	—	382,725	—	—	—	382,725
Restricted stock grants, cancellations and withholdings, net	9,869	99	(120,179)	—	—	—	(120,080)
Repurchase of common stock	(81,810)	(818)	(1,999,150)	—	—	—	(1,999,968)
EMC purchase of VMware stock	—	—	(354,818)	—	—	(45,166)	(399,984)
Stock options issued in business acquisitions	—	—	3,224	—	—	—	3,224
Stock-based compensation	—	—	837,637	—	—	—	837,637
Impact from equity transactions of VMware, Inc.	—	—	(301,965)	—	—	106,664	(195,301)
Actuarial loss on pension plan, net of tax benefit of $11,410	—	—	—	—	(22,050)	—	(22,050)
Change in market value of investments	—	—	—	—	(22,049)	(3,677)	(25,726)
Change in market value of derivatives	—	—	—	—	(94,496)	(16)	(94,512)
Translation adjustment	—	—	—	—	(3,797)	—	(3,797)
Reclassification of convertible debt to mezzanine (Note E)	—	—	115,904	—	—	—	115,904
Net income	—	—	—	2,461,337	—	147,548	2,608,885

Balance, December 31, 2011	2,048,890	$20,489	$3,052,932	$16,120,621	$(235,009)	$968,089	$19,927,122

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

EMC’s Information Infrastructure business provides a foundation for organizations to store, manage, protect, analyze and secure their vast and ever-increasing quantities of information, improve business agility, lower cost of ownership and enhance their competitive advantage within traditional data centers, virtual data centers and cloud-based IT infrastructures. EMC’s Information Infrastructure business comprises three segments – Information Storage, RSA Information Security and Information Intelligence Group.

EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. is the leader in virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume IT resources in a manner that is evolutionary and based on their specific needs. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

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

EMC’s interest in VMware was approximately 80% at both December 31, 2011 and 2010. VMware’s financial results have been consolidated with that of EMC for all periods presented as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interest in VMware, Inc. on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as non-controlling interest in VMware, Inc. on EMC’s consolidated balance sheets.

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

Systems sales consist of the sale of hardware storage, required storage operating systems and hardware-related devices. Revenue for systems sales is generally recognized upon shipment.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Software sales

Software sales consist of the sale of stand-alone value-added software application programs. Our software application programs provide customers with resource management, backup and archiving, information security, information management and intelligence and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of final royalty reports or payments from third parties.

•	Services revenue

Services revenue consists of installation services, professional services, software maintenance, hardware maintenance and training.

We recognize revenue from fixed-price support or maintenance contracts sold for both hardware and software, including extended warranty contracts, ratably over the contract period and recognize the costs associated with these contracts as incurred. Generally, installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and may be performed by our customers or other vendors. Installation services revenues are recognized as the services are being performed. Professional services revenues on engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized as earned based upon the hours incurred. Where services are considered essential to the functionality of our products, revenue for the products and services is recorded over the service period. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion.

•	Multiple element arrangements

When more than one element, such as hardware, software and services are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support and other services and (2) software components, such as optional software application programs and related items, such as post-contract customer support and other services. We then allocate revenue within the non-software category to each element based upon their relative selling price using estimated selling prices (“ESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) does not exist. We allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If we cannot objectively determine the VSOE of the fair value of any undelivered software element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

•	Indirect Channel Sales

We market and sell our products through our direct sales force and indirect channels such as independent distributors and value-added resellers. For substantially all of our indirect sales we recognize revenues on products sold to resellers and distributors on a sell through basis since we do not expect our channel partners to carry inventory. These product sales are evidenced by a master distribution agreement, together with evidence of an end-user arrangement, on a transaction-by-transaction basis. For our Iomega business, we defer revenue and cost of sales for inventory sold into the channel that exceeds the channel’s anticipated requirements.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We offer rebates to certain channel partners. We generally recognize the amount of the rebates as a reduction of revenues when the underlying revenue is recognized. We also offer marketing development funds to certain channel partners. We generally record the amount of the marketing development funds, based on the maximum potential liability, as a marketing expense as the funds are earned by the channel partners.

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

Gains and losses from foreign currency transactions are included in other expense, net, and consist of net losses of $12.8 million in 2011, $4.5 million in 2010 and $21.2 million in 2009. Foreign currency translation adjustments are included in other comprehensive income (loss).

Derivatives

We use derivatives to hedge foreign currency exposures related to foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.

We hedge our exposure in foreign currency denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other expense, net, in the consolidated income statements. These derivative contracts mature in less than one year.

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges and we did not have any derivatives designated as fair value hedges as of December 31, 2011. All outstanding derivatives are recognized on the consolidated balance sheet at fair value

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and changes in their fair value are recorded in accumulated other comprehensive loss until the underlying forecasted transactions occur. To achieve hedge accounting, certain criteria must be met, which includes (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other income (expense), net, in the consolidated income statements. Once the underlying forecasted transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the consolidated income statements, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to other income (expense), net, in the consolidated income statements in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2011, 2010 and 2009 were $194 million, $152 million and $108 million, respectively.

We do not engage in currency speculation. For purposes of presentation within the consolidated statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2011 when our 2011 Notes were scheduled to become due. As such, the loss on these hedges was recognized in other comprehensive loss until the underlying exposure was realized. In November 2011, we settled these swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. The notional amount and other terms match the underlying hedged item and both the original and the new swaps were deemed as effective hedges. As such, the gain or loss on these new hedges was recorded in other comprehensive loss. The realized loss on the replaced interest rate swap contracts was $141.0 million at the time of settlement. Since we intend to issue debt in 2012, this loss will be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements. For the purposes of presentation in the consolidated statement of cash flows, the interest rate swap contracts are presented within net cash used in financing activities.

Our derivatives and their related activities are not material to our consolidated balance sheets or consolidated income statements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and short-term commercial paper. Cash equivalents are stated at fair value. Total cash equivalents were $1,434.8 million and $2,584.4 million at December 31, 2011 and 2010, respectively. See Note F.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2011 and 2010 were as follows (table in thousands):

	December 31,
	2011	2010
Current	$61,804	$57,385
Non-current (included in other assets, net)	2,850	3,150

	$64,654	$60,535

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments

Unrealized gains and temporary loss positions on investments classified as available-for-sale are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to investment income. Realized gains and losses and other-than-temporary impairments are reflected in the consolidated income statement in investment income.

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

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the consolidated income statement. Repair and maintenance costs, including planned maintenance, are expensed as incurred.

Research and Development and Capitalized Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the products’ remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the products’ estimated economic life. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, VMware expects its products to be available for general release soon after technological feasibility has been established. Given that the majority of VMware’s product offerings are expected to be suites or to have key components that interoperate with VMware’s other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. Unamortized software development costs were $665.4 million and $566.0 million at December 31, 2011 and 2010, respectively, and are included in other assets, net. Amortization expense was $380.3 million, $314.6 million and $283.0 million in 2011, 2010 and 2009, respectively. Amounts capitalized were $479.7 million, $399.5 million and $329.1 million in 2011, 2010 and 2009, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statements of cash flows as it is a non-cash item.

Long-lived Assets

Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to seventeen years. Intangible assets include goodwill, developed technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents, leasehold interest, in-process research and development (“IPR&D”) and other intangible assets, which include backlog, non-competition agreements and non-solicitation agreements. The intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are estimated to be realized. Goodwill is not amortized and is carried at its historical cost.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

We test goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting unit’s book value to its estimated fair market value. We perform both qualitative and quantitative tests of our goodwill.

Investments in Joint Ventures

We make investments in joint ventures. For each joint venture investment we consider the facts and circumstances in order to determine whether it qualifies for equity accounting and whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”). VMware and Intel are also investors in VCE. We account for our investment in VCE under the equity method and our portion of the gains and losses are recognized in other income (expense), net line in the consolidated income statements. We also consider VCE a variable interest entity. Since the power to direct the activities of VCE which most significantly impact its economic performance are determined by its board of directors, which is comprised of equal representation of EMC and Cisco, and all significant decisions require the approval of the minority shareholders, we have determined we are not the primary beneficiary, and as such we account for the investment under the equity method.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $44.4 million, $40.1 million and $23.5 million in 2011, 2010 and 2009, respectively.

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

Accounting for uncertainty in income taxes recognized in the financial statements is in accordance with accounting authoritative guidance, which prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share

Basic net income per share is computed using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the shares issuable under our 2011 Notes, 2013 Notes and the associated warrants. See Note E for further information regarding the Notes and the associated warrants and Note O for further information regarding the calculation of diluted net income per weighted average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have an impact on our consolidated financial position, results of operations or cash flows.

New Accounting Guidance Recently Adopted

In the beginning of 2010, we early adopted the FASB’s amended accounting standards for revenue recognition related to the manner in which we recognize revenue with respect to multiple-element arrangements associated with tangible products containing software and non-software components that function together to deliver the product’s essential functionality. The new accounting guidance did not have a material impact on our financial position or results of operations for the year ended December 31, 2010 and did not change the units of accounting for our revenue transactions.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We elected to early adopt this new accounting guidance in 2011 and have modified our presentation of the consolidated statements of comprehensive income to reflect the new standard.

In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Under this guidance, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance includes a number of factors to consider in conducting the qualitative assessment. We elected to early adopt this new guidance in 2011 and applied it to our 2011 annual goodwill impairment analysis in the fourth quarter of 2011.

The adoption of the new accounting guidance above did not have a material impact on our consolidated financial position, results of operations or cash flows.

B. Non-controlling Interest in VMware, Inc.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $968.1 million and $762.7 million as of December 31, 2011 and 2010, respectively. At December 31, 2011, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.

The effects of changes in our ownership interest in VMware on our equity were as follows (table in thousands):

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010
Net income attributable to EMC Corporation	$2,461,337	$1,899,995
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	117,793	151,274
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(419,758)	(337,451)

Net transfers (to) from non-controlling interest	(301,965)	(186,177)

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$2,159,372	$1,713,818

C. Acquisitions

2011 Acquisitions

During the year ended December 31, 2011, we acquired all of the capital stock of NetWitness Corporation, a privately-held provider of network security analysis solutions. This acquisition complements and expands our RSA Information Security segment. Additionally, during the year ended December 31, 2011, VMware acquired six companies. The aggregate consideration for these

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

seven acquisitions was $539.8 million which consisted of $536.6 million of cash consideration, net of cash acquired and $3.2 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The allocation to goodwill, intangibles and net assets was approximately $375.8 million, $157.1 million and $6.9 million, respectively. The results of these acquisitions have been included in the consolidated financial statements from the respective dates of purchase. Pro forma results of operations have not been presented, as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009.

The following represents the aggregate allocation of the purchase price for all the aforementioned acquisitions to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 3.2 years)	$97,500
Customer relationships (weighted-average useful life of 4.0 years)	58,400
Tradename and trademark (weighted-average useful life of 2.6 years)	1,200

Total intangible assets	$157,100

The total weighted-average amortization period for the intangible assets is 3.5 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

2010 Acquisitions

Acquisition of Isilon Systems, Inc.

In the fourth quarter of 2010, we acquired all of the outstanding capital stock of Isilon Systems, Inc. (“Isilon”), a “scale-out NAS” (network attached storage) systems company. This acquisition further complemented and expanded our Information Storage business.

The purchase price for Isilon, net of cash and investments, was $2,327.9 million, which consisted of $2,301.1 million of cash consideration and $26.8 million for the fair value of our stock options granted in exchange for existing Isilon options. We incurred $0.6 million of transaction costs for legal and accounting services, which are included in restructuring and acquisition-related charges in our consolidated income statement. The fair value of our stock options issued to employees of Isilon was estimated using a Black-Scholes option pricing model.

The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

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

Other 2010 Acquisitions

In the first quarter of 2010, we acquired all of the outstanding capital stock of Archer Technologies, LLC, a provider of governance, risk and compliance software. This acquisition complemented and expanded our RSA Information Security segment. In the third quarter of 2010, we acquired all of the outstanding capital stock of Greenplum, Inc., a provider of disruptive data warehousing technology. This acquisition complemented and expanded our Information Storage segment. In the fourth quarter of 2010, we acquired all of the capital stock of Bus-tech, Inc., a provider of information infrastructure solutions. This acquisition complemented and expanded our Information Storage segment. Additionally, during the year ended December 31, 2010, VMware acquired six companies. The aggregate purchase price, net of cash acquired for all 2010 acquisitions, excluding Isilon, was $895.4 million, which consisted of $893.5 million of cash and $1.9 million in fair value of our stock options issued in exchange for the acquirees’ stock options and resulted in goodwill of $631.4 million. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase.

The fair value of our stock options for all acquisitions, including Isilon, in 2010 was estimated assuming no expected dividends and the following weighted-average assumptions:

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

In-process Research and Development

In connection with the Isilon acquisition in 2010, we acquired and capitalized $43.9 million of IPR&D projects. All projects acquired in 2010 are expected to be completed in 2012.

The value assigned to the IPR&D projects was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied discount rates ranging from 19% to 22% to value the IPR&D projects acquired in 2010. Under new business combination guidance effective in 2009, each IPR&D project is capitalized and will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefits of the intangible assets are being utilized. Based on our annual assessment there was no impairment at December 31, 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2009 Acquisitions

Acquisition of Data Domain, Inc.

In the third quarter of 2009, we acquired all of the outstanding capital stock of Data Domain, Inc. (“Data Domain”), a provider of storage solutions for backup and archive applications based on deduplication technology. This acquisition complemented and expanded our Information Storage business. The purchase price for Data Domain, net of cash and investments, was $2,017.3 million, which consisted of $1,933.9 million of cash consideration and $83.4 million for the fair value of our stock options granted in exchange for existing Data Domain options. We incurred $12.0 million of transaction costs for financial advisory, legal and accounting services, which are included in restructuring and acquisition-related charges in our consolidated income statements. The fair value of our stock options issued to employees of Data Domain was estimated using a Black-Scholes option pricing model.

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

The total weighted-average amortization period for the intangible assets is 4.3 years. The intangible assets are being amortized over the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill associated with this acquisition is reported within our Information Storage segment. None of the goodwill is deductible for tax purposes. The goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, which we believe will result in incremental revenue and profitability.

Other 2009 Acquisitions

In the second quarter of 2009, we acquired all of the outstanding capital stock of Configuresoft, Inc. (“Configuresoft”), a provider of server configuration, change and compliance management software. The acquisition complemented and expanded our server configuration management solutions within the Information Storage segment. In the third quarter of 2009, we acquired all of the capital stock of FastScale Technology, Inc., a provider of software platforms and solutions that optimize deployments for physical, virtual and cloud infrastructures. This acquisition complemented and expanded our Information Storage segment. In the third quarter of 2009, we acquired all of the capital stock of Kazeon Systems, Inc., a provider of eDiscovery products and solutions which allow corporations, legal service providers and law firms to efficiently search, classify and analyze the growing volumes of information dispersed through their networks. This acquisition complemented and expanded our Information Intelligence Group segment. VMware acquired the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), a leader in

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

enterprise and web application development and management. Through the acquisition of SpringSource, VMware planned to deliver new solutions that enable companies to more efficiently build, run and manage applications within both internal and external cloud architectures that can host both existing and new applications. The purchase price for SpringSource, net of cash acquired, was approximately $372.5 million, which consisted of $356.3 million of cash consideration and $16.2 million for the fair value of VMware stock options granted in exchange for existing SpringSource options.

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

The total goodwill recognized from the aforementioned acquisitions, including Data Domain, was $2,189.2 million. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase.

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

In-process Research and Development

In connection with the Configuresoft and Data Domain acquisitions in 2009, we acquired and capitalized $174.6 million of IPR&D projects. All projects acquired in 2009 were completed in 2010. Beginning in 2010, the IPR&D is being amortized over its estimated useful life of five to eight years, over the pattern in which the economic benefits of the intangible assets are being utilized.

The value assigned to the IPR&D projects was determined utilizing the income approach by determining cash flow projections relating to the projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, we applied discount rates ranging from 17% to 21% to the value of projects acquired in 2009.

D. Intangibles and Goodwill

Intangible Assets

In the year ended December 31, 2011, we, along with three other technology companies, acquired specific patents from Novell, Inc. The purchase price for the patent portfolio was $450.0 million, of which we paid $112.5 million. We assigned our portion of the patent portfolio an average life of 10 years, based on the average contractual term remaining on the patents we acquired. The cash outflow is included in strategic and other related investments in the investing activities section of the consolidated statements of cash flows.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the year ended December 31, 2011, VMware entered into an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located on property adjacent to VMware’s Palo Alto, California campus for $225.0 million. The gross amount classified to property, plant and equipment, net was $73.9 million. The remaining $151.1 million of the purchase price was recorded to intangible assets, net on the consolidated balance sheet, for the fair value of the ground lease and the right to develop additional square footage on the parcel. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the related property. The buildings and site improvements will be depreciated from the date they are placed into service through the term of the amended and restated ground lease, and intangible assets will be amortized through 2046.

Intangible assets, excluding goodwill, as of December 31, 2011 and 2010 consist of (tables in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,620,977	$(1,020,356)	$600,621
Patents	225,146	(72,078)	153,068
Software licenses	90,093	(83,999)	6,094
Trademarks and tradenames	172,851	(93,636)	79,215
Customer relationships and customer lists	1,329,775	(597,117)	732,658
IPR&D	43,900	—	43,900
Leasehold interest	146,757	(2,524)	144,233
Other	30,149	(23,823)	6,326

Total intangible assets, excluding goodwill	$3,659,648	$(1,893,533)	$1,766,115

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,509,616	$(873,095)	$636,521
Patents	62,170	(62,134)	36
Software licenses	84,583	(72,115)	12,468
Trademarks and tradenames	171,651	(74,725)	96,926
Customer relationships and customer lists	1,275,908	(447,411)	828,497
IPR&D	43,900	—	43,900
Other	25,632	(19,713)	5,919

Total intangible assets, excluding goodwill	$3,173,460	$(1,549,193)	$1,624,267

Amortization expense on intangibles was $341.8 million, $285.3 million and $247.8 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, amortization expense on intangible assets for the next five years is expected to be as follows (table in thousands):

2012	$340,658
2013	316,866
2014	271,982
2015	220,382
2016	150,021

Total	$1,299,909

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment for the years ended December 31, 2011 and 2010 consist of the following (tables in thousands):

	Year Ended December 31, 2011
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650
Goodwill acquired	—	—	187,445	188,395	375,840
Tax deduction from exercise of stock options	(73)	(852)	(95)	—	(1,020)
Finalization of purchase price allocations	4,697	2,165	(1,447)	2,085	7,500

Balance, end of the year	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970

	Year Ended December 31, 2010
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$5,045,086	$1,476,520	$1,529,408	$1,159,362	$9,210,376
Goodwill acquired	2,287,712	—	140,013	178,201	2,605,926
Tax deduction from exercise of stock options	(548)	(2,424)	(1,103)	—	(4,075)
Other adjustments	(275,405)	—	—	275,405	—
Finalization of purchase price allocations	(27,504)	(6,193)	(5,105)	(775)	(39,577)

Balance, end of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650

Other adjustments to goodwill include the transfer of the goodwill related to the Ionix information technology management business from the Information Storage segment to the VMware Virtual Infrastructure segment during 2010. The goodwill transfer related to the common control acquisition of certain software product technology and related capabilities of our Ionix business by VMware. See Note S for additional details.

Valuation of Goodwill and Intangibles

We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our operating segment level. During 2011, we early adopted the new accounting guidance that allows entities to perform, on a reporting unit by reporting unit basis, a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary and, in doing so, we evaluated goodwill for certain reporting units in a qualitative manner and determined there was no impairment. For the reporting units that we evaluated using a quantitative model, there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. There was no impairment in 2011, 2010 or 2009.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011, the 2011 Notes had matured and a majority of the note holders exercised their rights to convert the outstanding Notes. Due to the settlement terms, the majority of the converted Notes were not settled until January 9, 2012. At that time, we paid the note holders $1,699.8 million in cash for the outstanding principal and 29.5 million shares for the $661.4 million excess of the conversion value over the principal amount, as prescribed by the terms of the Notes.

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

At December 31, 2011, the contingent conversion thresholds on the Notes were exceeded. As a result, the 2013 Notes became convertible at the option of the holder through March 31, 2012. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from shareholders’ equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value, and the Notes were classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Consequently, the Notes might not be convertible in future quarters and therefore the 2013 Notes may be reclassified as long-term debt if the contingent conversion thresholds are not met. Approximately $0.5 million of the 2013 Notes have been converted as of December 31, 2011.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of December 31, 2011 was $1,724.5 million and the fair value was $2,500.5 million. The carrying amount of the equity component of the 2013 Notes was $263.5 million at December 31, 2011. As of December 31, 2011, the unamortized discount on the 2013 Notes consists of $119.3 million, which will be fully amortized by December 1, 2013.

The Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the Notes was 5.6% for the years ended December 31, 2011, 2010 and 2009.

The following table represents the key components of our convertible debt (table in thousands):

	For the Twelve Months Ended
	2011	2010	2009
Contractual interest expense on the coupon	$57,646	$60,375	$60,375
Amortization of the discount component recognized as interest expense	115,904	114,481	108,347

Total interest expense on the convertible debt	$173,550	$174,856	$168,722

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. In the fourth quarter of 2011, we exercised 107.5 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

we received 29.5 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. The remaining 107.5 million of the Purchased Options expire on December 1, 2013. We paid an aggregate amount of $669.1 million of the proceeds from the sale of the Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants have expiration dates between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. We received aggregate proceeds of $391.1 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Beginning February 15, 2012, a percentage of the 107.5 million warrants become exercisable each day over the course of the settlement period through March 14, 2012. These warrants will be settled with shares of our common stock.

The Purchased Options and associated warrants will generally have the effect of increasing the conversion price of the Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the Notes.

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the forecasted issuance of debt in 2011 when our 2011 Notes were scheduled to become due. As such, the loss on these hedges was recognized in other comprehensive loss until the underlying exposure was realized. In November 2011, we settled these swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. The notional amount and other terms match the underlying hedged item and both the original and the new swaps were deemed as effective hedges. As such, the gain or loss on these new hedges was recorded in other comprehensive loss. The realized loss on the replaced interest rate swap contracts was $141.0 million at the time of settlement. Since we intend to issue debt in 2012, this loss will be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements. For the purposes of presentation in the consolidated statement of cash flows, the interest rate swap contracts are presented within net cash used in financing activities.

F. Fair Value of Financial Assets and Liabilities

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

Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. At December 31, 2011, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments. As a result of the

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2011 and 2010. At December 31, 2011 and 2010, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At December 31, 2011 and 2010, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at December 31, 2011 and 2010 (tables in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,474,029	$12,420	$(1,488)	$2,484,961
U.S. corporate debt securities	1,400,373	9,953	(2,573)	1,407,753
High yield corporate debt securities	442,723	12,498	(7,742)	447,479
Asset-backed securities	29,101	72	(25)	29,148
Municipal obligations	814,657	2,021	(597)	816,081
Auction rate securities	82,900	—	(8,304)	74,596
Foreign debt securities	984,696	5,185	(2,807)	987,074

Total fixed income securities	6,228,479	42,149	(23,536)	6,247,092
Publicly traded equity securities	58,199	6,802	—	65,001

Total	$6,286,678	$48,951	$(23,536)	$6,312,093

We held approximately $987.1 million in foreign debt securities at December 31, 2011. These securities have an average credit rating of AA-, and approximately 9% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal or Spain. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash	$3,096,275	$—	$—	$3,096,275
Cash equivalents	1,424,761	10,000	—	1,434,761
U.S. government and agency obligations	1,179,280	1,305,681	—	2,484,961
U.S. corporate debt securities	—	1,407,753	—	1,407,753
High yield corporate debt securities	—	447,479	—	447,479
Asset-backed securities	—	29,148	—	29,148
Municipal obligations	—	816,081	—	816,081
Auction rate securities	—	—	74,596	74,596
Foreign debt securities	—	987,074	—	987,074
Publicly traded equity securities	65,001	—	—	65,001

Total cash and investments	$5,765,317	$5,003,216	$74,596	$10,843,129

Other items:
Foreign exchange derivative assets	$—	$23,372	$—	$23,372
Foreign exchange derivative liabilities	—	(27,741)	—	(27,741)
Commodity derivative liabilities	—	(3,093)	—	(3,093)
Interest rate swap contracts	—	(19,872)	—	(19,872)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash	$1,534,786	$—	$—	$1,534,786
Cash equivalents	2,522,172	62,180	—	2,584,352
U.S. government and agency obligations	993,165	753,229	—	1,746,394
U.S. corporate debt securities	—	1,251,626	—	1,251,626
High yield corporate debt securities	—	437,832	—	437,832
Asset-backed securities	—	34,881	—	34,881
Municipal obligations	—	1,095,901	—	1,095,901
Auction rate securities	—	—	146,044	146,044
Foreign debt securities	—	659,415	—	659,415
Publicly traded equity securities	54,824	—	—	54,824

Total cash and investments	$5,104,947	$4,295,064	$146,044	$9,546,055

Other items:
Foreign exchange derivative assets	$—	$19,655	$—	$19,655
Foreign exchange derivative liabilities	—	(21,975)	—	(21,975)
Commodity derivative liabilities	—	(647)	—	(647)
Interest rate swap contracts	—	(7,762)	—	(7,762)

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

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 2% at December 31, 2011 compared to 1% at December 31, 2010 due to the widening of credit spreads on AA-rated banks during 2011.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial assets for the years ended December 31, 2011 and 2010 (table in thousands):

	2011	2010
Balance, beginning of the year	$146,044	$234,452
Sales	—	(56,755)
Calls, at par value	(73,050)	(40,912)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive loss	1,602	9,259

Balance, end of the year	$74,596	$146,044

At December 31, 2011 and 2010, we had $159.8 million and $66.4 million, respectively, in strategic investments held at cost included in other assets, net on the consolidated balance sheets. The fair value of these investments is considered to review for impairments if any events and changes in circumstances occur that might have a significant adverse effect on their value.

Unrealized losses on investments at December 31, 2011 and 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (tables in thousands):

December 31, 2011	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$618,510	$(1,434)	$2,107	$(54)	$620,617	$(1,488)
U.S. corporate debt securities	449,404	(2,573)	—	—	449,404	(2,573)
High yield corporate debt securities	131,112	(7,211)	840	(531)	131,952	(7,742)
Asset-backed securities	20,016	(24)	5	(1)	20,021	(25)
Municipal obligations	303,988	(566)	8,054	(31)	312,042	(597)
Auction rate securities	—	—	74,596	(8,304)	74,596	(8,304)
Foreign debt securities	372,531	(2,807)	—	—	372,531	(2,807)

Total	$1,895,561	$(14,615)	$85,602	$(8,921)	$1,981,163	$(23,536)

December 31, 2010	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$491,897	$(2,569)	$5,474	$(105)	$497,371	$(2,674)
U.S. corporate debt securities	291,157	(1,307)	—	—	291,157	(1,307)
High yield corporate debt securities	66,537	(1,943)	—	—	66,537	(1,943)
Asset-backed securities	6,998	—	5	(1)	7,003	(1)
Municipal obligations	599,814	(3,266)	—	—	599,814	(3,266)
Auction rate securities	—	—	146,044	(9,906)	146,044	(9,906)
Foreign debt securities	104,934	(714)	—	—	104,934	(714)

Total	$1,561,337	$(9,799)	$151,523	$(10,012)	$1,712,860	$(19,811)

Investment Losses

As of December 31, 2011, there were no publicly traded equity securities in a continuous unrealized loss position. For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2011, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2011, a realized gain of $56.0 million was recorded in other expense, net on the consolidated income statements for the sale of VMware’s investment in Terremark Worldwide, Inc.

Contractual Maturities

The contractual maturities of fixed income securities held at December 31, 2011 are as follows (table in thousands):

	December 31, 2011
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,777,170	$1,780,391
Due after 1 year through 5 years	3,697,240	3,714,177
Due after 5 years through 10 years	443,037	448,203
Due after 10 years	311,032	304,321

Total	$6,228,479	$6,247,092

Short-term investments on the consolidated balance sheet include $6.6 million of variable rate demand notes which have contractual maturities in 2013, and are not classified within investments due within one year above.

G. Inventories

Inventories consist of (table in thousands):

	December 31, 2011	December 31, 2010
Work-in-process	$492,064	$508,426
Finished goods	517,904	347,979

	$1,009,968	$856,405

H. Accounts and Notes Receivable and Allowance for Credit Losses

Accounts and Notes Receivable

Our accounts and notes receivable are recorded at cost. The portion of our notes receivable due in one year or less are included in accounts and notes receivable and the long-term portion is included in other assets, net. Lease receivables, which are included in notes receivable, arise from sales-type leases of products. We typically sell, without recourse, the contractual right to the lease payment stream to third parties. For certain customers we retain the lease.

The contractual amounts due under our leases as of December 31, 2011 were as follows (table in thousands):

Year	Contractual amounts due under leases
2012	$126,598
2013	108,242
2014	99,389
Thereafter	1,231

Total	335,460
Less amounts representing interest	(6,856)

Present value	328,604
Current portion (included in accounts and notes receivable)	123,896

Long-term portion (included in other assets, net)	$204,708

Subsequent to December 31, 2011, we sold $92.3 million of these notes to third parties without recourse.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of December 31, 2011, amounts from lease receivables past due for more than 90 days were not significant.

The following table presents the activity of our allowance for credit losses related to lease receivables for the years ended December 31, 2011 and 2010 (table in thousands):

	December 31, 2011	December 31, 2010
Balance, beginning of the year	$44,661	$40,199
Recoveries	(31,531)	(25,171)
Provisions	11,117	29,633

Balance, end of the year	$24,247	$44,661

Gross lease receivables totaled $335.5 million and $278.4 million in 2011 and 2010, respectively, before the allowance. The components of these balances were individually evaluated for impairment by management.

I. Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	December 31, 2011	December 31, 2010
Furniture and fixtures	$180,800	$156,466
Equipment	4,680,118	4,117,984
Buildings and improvements	1,748,214	1,580,597
Land	117,513	115,899
Building construction in progress	146,650	100,865

	6,873,295	6,071,811
Accumulated depreciation	(4,040,146)	(3,543,379)

	$2,833,149	$2,528,432

Depreciation expense was $727.9 million, $595.3 million and $565.5 million in 2011, 2010 and 2009, respectively. Building construction in progress at December 31, 2011 includes $65.8 million for facilities not yet placed in service that we are holding for future use.

J. Joint Ventures

VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”). VMware and Intel are also investors in VCE. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of December 31, 2011, we have contributed $432.0 million in funding and $9.0 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

We consider VCE a variable interest entity. Authoritative guidance related to variable interest entities states that the primary beneficiary of a variable interest entity must have both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly will impact the entity’s economic performance; and (b) the obligation to absorb

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Our portion of VCE’s gains and losses is recognized in other income (expense), net in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63.2% for the year ended December 31, 2011, and was 58.0% for both years ended December 31, 2010 and 2009. As of December 31, 2011, we have recorded net accumulated losses from VCE of $253.8 million since inception, of which $209.2 million, $43.0 million and $1.6 million were recorded in 2011, 2010 and 2009, respectively.

We recognized $133.9 million in revenue from sales of product and services to VCE during the year ended December 31, 2011. We did not recognize any revenue related to VCE in 2010 or 2009. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE of $27.0 million and $19.9 million as of December 31, 2011 and 2010, respectively, which is included in other current assets in the consolidated balance sheets.

K. Accrued Expenses

Accrued expenses consist of (table in thousands):

	December 31, 2011	December 31, 2010

Salaries and benefits	$961,587	$884,243
Product warranties	254,554	236,131
Partner rebates	167,813	122,739
Restructuring, current (See Note Q)	61,541	61,933
Derivatives	50,963	36,879
Other	858,521	748,110

	$2,354,979	$2,090,035

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

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of the year	$236,131	$271,594	$269,218
Provision	174,850	120,296	145,517
Amounts charged to the accrual	(156,427)	(155,759)	(143,141)

Balance, end of the year	$254,554	$236,131	$271,594

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

L. Income Taxes

Our provision (benefit) for income taxes consists of (table in thousands):

	2011	2010	2009
Federal:
Current	$488,031	$518,309	$181,578
Deferred	14,333	4,170	7,977

	502,364	522,479	189,555

State:
Current	70,676	49,488	13,114
Deferred	(45,272)	(20,419)	13,419

	25,404	29,069	26,533

Foreign:
Current	101,101	120,287	30,885
Deferred	11,516	(33,538)	5,802

	112,617	86,749	36,687

Total provision for income taxes	$640,385	$638,297	$252,775

In 2011, 2010 and 2009, we were able to utilize $19.5 million, $46.9 million and $68.9 million, respectively, of net operating loss carryforwards and tax credit carryforwards to reduce the current portion of our tax provision.

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	0.7	1.0	1.0
Resolution of uncertain tax positions	(1.7)	(0.6)	(4.5)
Tax rate differential for international jurisdictions and other international related tax items	(14.4)	(12.2)	(17.5)
U.S. tax credits	(2.8)	(3.3)	(3.1)
Changes in valuation allowance	—	(0.6)	—
International reorganization of acquired companies	—	3.2	4.4
Permanent items	2.5	2.5	4.2
Other	0.4	(0.5)	(1.1)

	19.7%	24.5%	18.4%

Substantially all the tax rate differential for international jurisdictions was driven by earnings of our Irish subsidiaries.

In 2010, a reorganization of international operations was effected which included the transfer of certain assets of Isilon, Archer Technologies and Bus-Tech into the single EMC international holding company, which negatively impacted the rate by 3.2 percentage points.

In 2009, we effected a plan to reorganize our international operations by transferring certain assets of our RSA and Data Domain entities and legacy foreign corporations owned directly by EMC into a single EMC international holding company. As a result of this reorganization, we incurred income taxes which negatively impacted the rate by 4.4 percentage points.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the current and noncurrent deferred tax assets and liabilities are as follows (table in thousands):

	December 31, 2011		December 31, 2010
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$86,400	$—	$49,636	$—
Inventory	91,374	—	80,500	—
Accrued expenses	281,071	—	254,775	—
Deferred revenue	274,463	—	224,921	—

Total current	733,308	—	609,832	—
Noncurrent:
Property, plant and equipment, net	—	(246,377)	—	(102,962)
Intangible and other assets, net	—	(609,813)	—	(633,225)
Equity	—	(38,616)	—	(156,802)
Deferred revenue	—	(10,992)	—	(22,313)
Other noncurrent liabilities	—	(55,938)	—	(47,526)
Credit carryforwards	72,933	—	44,248	—
Net operating losses	156,541	—	157,541	—
Other comprehensive loss	134,157	—	48,385	—

Total noncurrent	363,631	(961,736)	250,174	(962,828)

Gross deferred tax assets and liabilities	1,096,939	(961,736)	860,006	(962,828)
Valuation allowance	(5,293)	—	(4,350)	—

Total deferred tax assets and liabilities	$1,091,646	$(961,736)	$855,656	$(962,828)

We have gross federal and foreign net operating loss carryforwards of $279.0 million and $86.5 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these net operating losses will begin to expire in 2014, while others have an unlimited carryforward period.

We have federal and state credit carryforwards of $22.6 million and $46.1 million, respectively. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these credits will begin to expire in 2012, while others have an unlimited carryforward period.

The valuation allowance increased from $4.4 million at December 31, 2010 to $5.3 million at December 31, 2011. The increase was attributable to a certain subsidiary’s foreign tax credit carryforward. The valuation allowance relates to foreign net operating loss carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $6.4 billion and $5.1 billion at December 31, 2011 and 2010, respectively, and consisted primarily of undistributed earnings permanently invested in these entities. The change in the basis difference in 2011 was mainly attributable to income earned in the current year. At December 31, 2011, our total cash, cash equivalents, and short-term and long-term investments were $10.8 billion. This balance includes approximately $4.5 billion held by VMware, of which $2.1 billion is held overseas, and $1.5 billion held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2011, 2010 and 2009 was $1.8 billion, $1.2 billion and $0.9 billion, respectively. Income before income taxes from domestic operations for 2011, 2010 and 2009 was $1.5 billion, $1.4 billion and $0.5 billion, respectively.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the three years ended December 31:

	2011	2010	2009
Unrecognized tax benefits, beginning of year	$230.3	$197.1	$218.5
Tax positions related to current year:
Additions	42.0	47.6	52.1
Reductions	(1.8)	—	—
Tax positions related to prior years:
Additions	14.0	23.7	4.6
Reductions	(71.0)	(20.2)	(66.7)
Settlements	(3.3)	(5.0)	(2.9)
Lapses in statutes of limitations	(13.4)	(12.9)	(8.5)

Unrecognized tax benefits, end of year	$196.8	$230.3	$197.1

As of December 31, 2011, 2010 and 2009, $192.3 million, $221.8 million and $195.1 million, respectively, of the unrecognized tax benefits, if recognized, would have been recorded as a reduction to income tax expense. The remainder would be an adjustment to shareholders’ equity.

We have substantially concluded all U.S. federal income tax matters for years through 2008. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2002. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that up to $14.8 million of unrecognized tax positions may be recognized within one year.

The $71.0 million reduction during 2011 for tax positions related to prior years is principally due to the resolution of certain transfer pricing matters, inclusive of the completion of audits in certain foreign jurisdications and the completion of the 2007 and 2008 U.S. federal income tax audits. The $66.7 million reduction during 2009 for tax positions related to prior years is principally due to the resolution of certain transfer pricing matters and the completion of the 2005 and 2006 U.S. federal income tax audits.

We recognize interest expense and penalties related to income tax matters in income tax expense. For 2011 and 2010, $1.2 million and $1.1 million, respectively, in interest expense was recognized, whereas for 2009, $4.3 million in interest expense was reversed. In addition to the unrecognized tax benefits noted above, the balance of the accrued interest and penalties were $31.6 million, $30.5 million and $29.9 million as of December 31, 2011, 2010 and 2009, respectively.

M. Retirement Plan Benefits

401(k) Plan

EMC’s Information Infrastructure business has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contributions amounted to $73.2 million, $34.3 million and $27.1 million in 2011, 2010 and 2009, respectively.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. The measurement date for the plans is December 31.

The Data General U.S. pension plan’s (the “Pension Plan”) investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2011, the Pension Plan held $0.3 million of our common stock.

The Pension Plan is summarized in the following tables. The other pension plans are not presented because they do not have a material impact on our consolidated financial position or results of operations.

The components of the change in benefit obligation of the Pension Plan is as follows (table in thousands):

	December 31, 2011	December 31, 2010

Benefit obligation, at beginning of year	$427,213	$386,316
Interest cost	22,663	22,685
Benefits paid	(15,493)	(15,516)
Actuarial loss	48,226	33,728

Benefit obligation, at end of year	$482,609	$427,213

The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plan is as follows (table in thousands):

	December 31, 2011	December 31, 2010

Fair value of plan assets, at beginning of year	$379,617	$353,562
Actual return on plan assets	31,735	41,571
Benefits paid	(15,493)	(15,516)

Fair value of plan assets, at end of year	$395,859	$379,617

We did not make any contributions to the Pension Plan in 2011 or 2010 and we do not expect to make a contribution to the Pension Plan in 2012. The under-funded status of the Pension Plan at December 31, 2011 and 2010 was $86.8 million and $47.6 million, respectively. This amount is classified as a component of other long-term liabilities on the consolidated balance sheets.

In 2011, $11.2 million of the accumulated actuarial loss and prior services cost associated with the Pension Plan were reclassified from accumulated comprehensive loss to a component of net periodic benefit cost. Additionally, the Pension Plan had net losses of $41.5 million primarily the result of a decrease in the discount rate at the end of 2011. We expect that $12.9 million of the total balance included in accumulated other comprehensive loss at December 31, 2011 will be recognized as a component of net periodic benefit costs in 2012. We do not expect to receive any refunds from the Pension Plan in 2012.

The components of net periodic expense (benefit) of the Pension Plan are as follows (table in thousands):

	2011	2010	2009
Interest cost	$22,663	$22,685	$22,027
Expected return on plan assets	(25,008)	(23,304)	(23,832)
Recognized actuarial loss	11,174	12,616	14,584

Net periodic expense (benefit)	$8,829	$11,997	$12,779

The weighted-average assumptions used in the Pension Plan to determine benefit obligations at December 31 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009

Discount rate	4.6%	5.4%	6.0%
Rate of compensation increase	N/A	N/A	N/A

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted-average assumptions used in the Pension Plan to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009

Discount rate	5.4%	6.0%	6.6%
Expected long-term rate of return on plan assets	6.75%	6.75%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The benefit payments are expected to be paid in the following years (table in thousands):

2012	$20,260
2013	21,247
2014	22,343
2015	23,642
2016	25,168
2017-2021	148,392

Fair Value of Plan Assets

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2011:

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

The following table sets forth, by level within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2011 and 2010 (tables in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$284,250	$—	$284,250
Mutual funds	—	2,666	—	2,666
U.S. treasury securities	2,979	—	—	2,979
Corporate debt securities	—	105,082	—	105,082

Total	$2,979	$391,998	$—	$394,977

Plan payables, net of accrued interest and dividends				882

Total				$395,859

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$278,447	$—	$278,447
Mutual funds	—	3,656	—	3,656
U.S. agency securities	—	20,700	—	20,700
U.S. treasury securities	11,799	—	—	11,799
Corporate debt securities	—	57,067	—	57,067
Municipal obligations	—	980	—	980
Asset-backed securities	—	2,602	—	2,602
Mortgaged-backed securities	—	3,837	—	3,837

Total	$11,799	$367,289	$—	$379,088

Plan payables, net of accrued interest and dividends				529

Total				$379,617

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends, accrued interest and net plan payables are not material to the plan assets. Accordingly, we have not classified these into the fair value hierarchy above at December 31, 2011 and 2010.

Concentration of Risks

Pension Plan investments at fair value as of December 31, 2011 and 2010 which represented 5% or more of the Pension Plan’s net assets were as follows:

	2011	2010
Collective Trust High Yield Fund	$—	$21,956
EB Daily Valued Large Cap Growth Stock Index Fund	—	18,497
EB Daily Valued Large Cap Value Stock Index Fund	—	19,605
EB Daily Valued Small Cap Stock Index Fund	23,038	34,069
EB Daily Valued Stock Index Fund	82,060	110,030
EB Daily Valued International Stock Index Fund	21,938	33,967
EB Long Term Government Bond Index	44,058	—
EB Long Term Credit Bond Index	60,111	21,765
U.S. Treasury Securities	—	11,799
U.S. Agency Securities	—	20,700
Corporate Debt Securities	105,082	57,067

	$336,287	$349,455

Investment Strategy

The Pension Plan’s assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to maximize returns while preserving principal.

The expected long-term rate of return on the Pension Plan assets considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. We continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The continued changes could result in a reduction in the long-term rate of return on the Pension Plan assets and increase future pension expense. The long-term weighted average target asset allocations are as follows:

December 31, 2011

U.S. large capitalization equities	17%
U.S. small capitalization equities	4
International equities	4
U.S. long-duration fixed income	75
High yield fixed income	—

Total	100%

The actual allocation of the assets in the Pension Plan at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010

U.S. large capitalization equities	29%	39%
U.S. small capitalization equities	6	9
International equities	7	11
U.S. long-duration fixed income	55	—
U.S. core fixed income	—	35
High yield fixed income	3	6

Total	100%	100%

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

N. Commitments and Contingencies

Operating Lease Commitments

We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in thousands):

	2011	2010	2009
Rent expense	$308,561	$276,030	$300,609
Sublease proceeds	(4,700)	(7,090)	(6,114)

Net rent expense	$303,861	$268,940	$294,495

Our future operating lease commitments as of December 31, 2011 are as follows (table in thousands):

2012	$254,888
2013	215,187
2014	170,408
2015	129,099
2016	90,048
Thereafter	641,413

Total minimum lease payments	$1,501,043

We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds as of December 31, 2011 are as follows (table in thousands):

2012	$3,250
2013	1,602
2014	1,607
2015	1,616
2016	1,276
Thereafter	3,159

Total sublease proceeds	$12,510

Outstanding Purchase Orders

At December 31, 2011, we had outstanding purchase orders aggregating approximately $2.3 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Line of Credit

We have available for use a credit line of $50.0 million. As of December 31, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2011, we were in compliance with the covenants.

RSA Special Charge

In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

profile organizations. At December 31, 2011, we had a remaining reserve of $46.6 million included in accrued liabilities on the consolidated balance sheet. We considered whether additional losses might result from the pending remediation efforts beyond our existing accrual and concluded that no additional material losses related to the remediation efforts are reasonably possible. We expect that the remediation efforts will be substantially completed by the end of the second quarter of 2012.

Guarantees and Indemnification Obligations

EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $115 million as of December 31, 2011. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.

We enter into agreements in the ordinary course of business with, among others, customers, resellers, joint ventures, OEMs, systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to the loss or processing of data, to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for obligations of affiliated third parties.

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

Based upon our historical experience and information known as of December 31, 2011, we believe our liability on the above guarantees and indemnities at December 31, 2011 is not material.

Litigation

We are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, product liability, employment, benefits and securities matters. As required by authoritative guidance, we have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

O. Stockholders’ Equity

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	2011	2010	2009
Numerator:
Net income attributable to EMC Corporation	$2,461,337	$1,899,995	$1,088,077
Incremental dilution from VMware	(14,082)	(9,267)	(2,252)

Net income – diluted attributable to EMC Corporation	$2,447,255	$1,890,728	$1,085,825

Denominator:
Weighted average shares, basic	2,055,536	2,055,959	2,022,371
Weighted common stock equivalents	52,460	49,616	29,393
Assumed conversion of the Notes and associated warrants	121,117	42,356	3,382

Weighted average shares, diluted	2,229,113	2,147,931	2,055,146

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per share calculation for our matured 2011 Notes and for our 2013 Notes when the average stock price exceeds the conversion price.

Concurrent with the issuance of the Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We also include the impact of the sold warrants in our diluted earnings per share calculation for our matured 2011 Notes and for our 2013 Notes when the average stock price exceeds the exercise price.

Restricted stock awards, restricted stock units and options to acquire 13.3 million, 54.5 million and 162.0 million shares of our common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 195.8 million shares at a total cost of $3.7 billion, leaving a remaining balance of 54.2 million shares authorized for future repurchases. For the year ended December 31, 2011, we spent $2.0 billion to repurchase 81.8 million shares of our common stock. We plan to spend up to $700.0 million in 2012 on common stock repurchases.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	December 31, 2011	December 31, 2010

Foreign currency translation adjustments	$(10,780)	$(6,983)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(8,492) and
$(7,278)	(15,044)	(12,533)
Unrealized gains on investments, net of taxes of $18,343 and $32,684	30,608	53,823
Unrealized losses on derivatives, net of tax benefits of $(62,210) and $(3,403)	(100,446)	(5,934)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(81,798) and $(70,388)	(139,108)	(117,058)

	(234,770)	(88,685)
Less: Accumulated Other Comprehensive Income attributable to the non-controlling interest in VMware, Inc.	(239)	(3,932)

	$(235,009)	$(92,617)

EMC Preferred Stock

Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

P. Stock-Based Compensation

EMC Information Infrastructure Equity Plans

The EMC Corporation Amended and Restated 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of three to five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than three years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum three-year vesting requirement. The 2003 Plan allows us to grant up to 360.0 million shares of common stock. We recognize restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.

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

A total of 922.4 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2011, there were an aggregate of 84.2 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.

We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC Information Infrastructure Employee Stock Purchase Plan

Under our Amended and Restated 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at 85% of the fair market value at the time of exercise. Options to purchase

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. A total of 153.0 million shares of common stock have been reserved for issuance under the 1989 Plan. The following table summarizes the 1989 Plan activity in the years ended December 31, 2011, 2010 and 2009 (table in thousands, except per share amounts):

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash Proceeds	$141,023	$120,694	$115,312
Common shares purchased	6,899	6,949	10,324
Weighted-average price per share	$20.44	$17.37	$11.17

EMC Information Infrastructure Stock Options

The following table summarizes our option activity under all equity plans since January 1, 2009 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)

Outstanding, January 1, 2009	250,119	$19.14
Options granted relating to business acquisitions	24,089	5.68
Granted	14,243	15.20
Forfeited	(10,178)	14.64
Expired	(14,953)	29.35
Exercised	(28,402)	8.85

Outstanding, December 31, 2009	234,918	18.31
Options granted relating to business acquisitions	12,595	5.57
Granted	3,286	20.07
Forfeited	(6,632)	14.36
Expired	(14,970)	70.59
Exercised	(56,781)	11.63

Outstanding, December 31, 2010	172,416	15.23
Options granted relating to business acquisitions	141	3.24
Granted	1,665	25.31
Forfeited	(4,159)	13.00
Expired	(13,866)	40.05
Exercised	(44,659)	11.91

Outstanding, December 31, 2011	111,538	13.69

Exercisable, December 31, 2011	78,845	13.33
Vested and expected to vest, December 31, 2011	109,546	$13.68

At December 31, 2011, the weighted-average remaining contractual term was 4.3 years and the aggregate intrinsic value was $649.5 million for the 78.8 million exercisable shares. For the 109.5 million shares vested and expected to vest at December 31, 2011, the weighted-average remaining contractual term was 5.1 years and the aggregate intrinsic value was $868.9 million. The intrinsic value is based on our closing stock price of $21.54 as of December 31, 2011, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2011, 2010 and 2009 were $619.2 million, $470.2 million and $191.6 million, respectively. Cash proceeds from the exercise of stock options were $532.4 million, $660.0 million and $251.1 million in 2011, 2010 and 2009, respectively. Income tax benefits realized from the exercise of stock options in 2011, 2010 and 2009 were $126.7 million, $75.3 million and $30.9 million, respectively.

EMC Information Infrastructure Restricted Stock and Restricted Stock Units

Our restricted stock awards are valued based on our stock price on the grant date. Our restricted stock awards have various vesting terms from the date of grant, including pro rata vesting over three or four years, cliff vesting at the end of three or five

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

years with acceleration for achieving specified performance criteria and vesting on various dates contingent on achieving specified performance criteria. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.

The following table summarizes our restricted stock and restricted stock unit activity since January 1, 2009 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2009	28,902	$15.49
Granted	21,431	14.58
Vested	(10,951)	14.83
Forfeited	(2,019)	15.56

Outstanding, December 31, 2009	37,363	15.01
Granted	19,261	20.31
Vested	(11,062)	15.09
Forfeited	(2,185)	15.82

Outstanding, December 31, 2010	43,377	17.20
Granted	20,945	25.12
Vested	(14,832)	16.44
Forfeited	(3,959)	20.56

Restricted stock and restricted stock units at December 31, 2011	45,531	$21.10

The total intrinsic values of restricted stock and restricted stock units that vested in 2011, 2010 and 2009 were $371.1 million, $203.7 million and $138.4 million, respectively. As of December 31, 2011, restricted stock and restricted stock units representing 45.5 million shares were outstanding and unvested, with an aggregate intrinsic value of $980.7 million. These shares and units are scheduled to vest through 2016. Of the total shares of restricted stock and restricted stock units outstanding, 40.2 million shares and units will vest upon fulfilling service conditions, of which vesting for 10.3 million shares and units will accelerate upon achieving performance conditions. The remaining 5.3 million shares and units will vest only if certain performance conditions are achieved.

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

VMware Stock Repurchase Plan

In March 2010, VMware’s Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of its Class A common stock through the end of 2011. Purchases under the March 2010 authorization were completed in March 2011. In February 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to an additional $550.0 million of VMware’s Class A common stock through the end of 2012.

From time to time, subject to market conditions, stock was purchased pursuant to these programs in the open market or through private transactions as permitted by securities laws and other legal requirements. In the year ended December 31, 2011, VMware repurchased and retired 6.0 million shares of its Class A common stock at a weighted-average price of $88.37 per share for an aggregate purchase price of $526.2 million, including commissions. In the year ended December 31, 2010, VMware

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

repurchased and retired 4.9 million shares of its Class A common stock at a weighted-average price of $68.96 per share for an aggregate purchase price of $338.5 million, including commissions. The amounts of repurchased shares were classified as a reduction to additional paid-in capital. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. As of December 31, 2011, the authorized amount remaining for repurchase was $85.3 million.

VMware Employee Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. The following table summarizes ESPP activity in the years ended December 31, 2011, 2010 and 2009 (table in thousands, except per share amounts):

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash Proceeds	$56,964	$45,162	$18,267
Class A common shares purchased	816	1,510	907
Weighted-average price per share	$69.81	$29.90	$20.14

As of December 31, 2011, $31.5 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2012. As of December 31, 2010, $24.8 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the purchase in January 2011.

VMware Stock Options

The following table summarizes activity since January 1, 2009 for VMware employees in VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)

Outstanding, January 1, 2009	42,436	$26.54
Granted	12,500	29.86
Forfeited	(3,736)	28.11
Expired	(177)	45.24
Exercised	(9,516)	22.01

Outstanding, December 31, 2009	41,507	28.34
Granted	3,362	57.60
Forfeited	(2,220)	30.78
Expired	(151)	83.86
Exercised	(15,574)	24.79

Outstanding, December 31, 2010	26,924	33.54
Granted	171	5.68
Forfeited	(1,011)	40.98
Expired	(112)	101.66
Exercised	(9,798)	28.64

Outstanding, December 31, 2011	16,174	35.27

Exercisable, December 31, 2011	9,863	32.75
Vested and expected to vest	15,808	$35.05

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011, for the VMware stock options, the weighted-average remaining contractual term was 2.5 years and the aggregate intrinsic value was $508.5 million for the 9.9 million exercisable shares. For the 15.8 million options vested and expected to vest at December 31, 2011, the weighted-average remaining contractual term was 3.0 years and the aggregate intrinsic value was $772.3 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $83.19 as of December 31, 2011, which would have been received by the option holders had all in-the-money options been exercised as of that date.

Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2011, 2010 and 2009 were $280.6 million, $386.1 million and $209.4 million, respectively. The options exercised in 2011, 2010 and 2009 had a pre-tax intrinsic value of $647.8 million, $678.8 million and $132.6 million, respectively.

VMware Restricted Stock

VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. Other restricted stock primarily includes shares issued in 2009 to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds.

The following table summarizes restricted stock activity since January 1, 2009 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2009	7,626	$32.35
Granted	5,200	33.63
Vested	(2,881)	31.31
Forfeited	(734)	34.81

Outstanding, December 31, 2009	9,211	33.21
Granted	4,933	74.87
Vested	(3,688)	32.38
Forfeited	(704)	39.05

Outstanding, December 31, 2010	9,752	54.17
Granted	4,548	91.51
Vested	(3,853)	35.00
Forfeited	(907)	64.70

Outstanding, December 31, 2011	9,540	$72.74

The total intrinsic value of VMware restricted stock-based awards that vested in the years ended December 31, 2011, 2010 and 2009 was $356.1 million, $258.0 million and $88.8 million, respectively. As of December 31, 2011, restricted stock unit awards and other restricted stock representing 9.5 million shares of VMware were outstanding, with an aggregate intrinsic value of $793.6 million based on VMware’s closing share price as of December 31, 2011. These shares are scheduled to vest through 2015.

The VMware restricted stock unit awards are valued based on the VMware stock price on the date of grant. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. The majority of VMware’s restricted stock unit awards have pro rata vesting over three or four years.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation Expense

The following tables summarize the components of total stock-based compensation expense included in our consolidated income statements in 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$29,504	$31,194	$60,698
Cost of services	25,221	37,758	62,979
Research and development	106,556	192,699	299,255
Selling, general and administrative	164,760	248,479	413,239

Stock-based compensation expense before income taxes	326,041	510,130	836,171
Income tax benefit	73,293	119,850	193,143

Total stock-based compensation, net of tax	$252,748	$390,280	$643,028

	Year Ended December 31, 2010
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$29,586	$20,646	$50,232
Cost of services	29,493	28,928	58,421
Research and development	112,484	146,262	258,746
Selling, general and administrative	156,059	161,595	317,654

Stock-based compensation expense before income taxes	327,622	357,431	685,053
Income tax benefit	75,771	89,902	165,673

Total stock-based compensation, net of tax	$251,851	$267,529	$519,380

	Year Ended December 31, 2009
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$33,423	$15,836	$49,259
Cost of services	35,004	15,130	50,134
Research and development	118,875	95,679	214,554
Selling, general and administrative	189,154	102,605	291,759
Restructuring charges	(1,015)	(306)	(1,321)

Stock-based compensation expense before income taxes	375,441	228,944	604,385
Income tax benefit	78,517	56,326	134,843

Total stock-based compensation, net of tax	$296,924	$172,618	$469,542

Stock-based compensation expense includes $43.6 million, $34.9 million and $46.9 million of expense associated with our employee stock purchase plans for 2011, 2010 and 2009, respectively.

The table below presents the net change in amounts capitalized or accrued in 2011 and 2010 for the following items (in thousands):

	Increased (decreased) during the year ended December 31, 2011	Increased (decreased) during the year ended December 31, 2010
Inventory	$111	$(850)
Accrued expenses (accrued warranty expenses)	(1,702)	553
Other assets	4,552	11

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $1,059.2 million. This non-cash expense will be recognized through 2016 with a weighted-average remaining period of 1.5 years.

Fair Value of EMC Information Infrastructure Options

The fair value of each option granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	33.3%	32.9%	35.4%
Risk-free interest rate	1.6%	1.8%	2.4%
Expected term (in years)	4.9	4.8	4.5
Weighted-average fair value at grant date	$8.00	$6.25	$5.04

	For the Year Ended December 31,
EMC Employee Stock Purchase Plan	2011	2010	2009
Dividend yield	—	—	None
Expected volatility	—	—	58.1%
Risk-free interest rate	—	—	0.4%
Expected term (in years)	—	—	0.5
Weighted-average fair value at grant date	$—	$—	$3.16

For all equity awards granted in 2011, 2010 and 2009, volatility was based on an analysis of historical stock prices and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. For all periods presented, EMC’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

The assumptions for 2009 for the EMC 1989 Plan include only the January 1, 2009 grant due to the elimination of the look-back feature as of July 1, 2009. Accordingly, there are no assumptions for the 1989 Plan for 2010 and 2011.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	37.7%	38.0%	36.1%
Risk-free interest rate	1.0%	1.5%	1.9%
Expected term (in years)	3.0	3.5	3.7
Weighted-average fair value at grant date	$88.40	$18.05	$12.18

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	34.9%	33.1%	50.9%
Risk-free interest rate	0.2%	0.2%	0.3%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$23.69	$15.18	$7.79

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted-average grant date fair value of VMware stock options in 2011 was higher than in prior periods primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.

For all equity awards granted in 2011, 2010 and 2009, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions.

For all periods presented, VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

Q. Restructuring and Acquisition-Related Charges

In 2011, 2010 and 2009, we incurred restructuring and acquisition-related charges of $97.3 million, $84.4 million and $107.5 million, respectively. In 2011, we incurred $86.0 million of restructuring charges, of which $63.2 million primarily related to our current year restructuring programs and $11.3 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2010, we incurred $76.7 million of restructuring charges, of which $37.8 million primarily related to our 2010 restructuring program and $7.7 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2009, we incurred $88.4 million of restructuring charges, of which $69.3 million primarily related to our 2008 restructuring program and $19.1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

During 2011, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 787 positions and the vacation of certain facilities. These actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions will be completed by the end of 2012.

During 2010, we implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of approximately 400 positions. These actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions have been completed by the end of 2011.

During 2011, 2010 and 2009, we recognized $26.1 million, $31.6 million and $27.1 million, respectively, of lease termination costs for facilities vacated and other contractual obligations in the respective periods as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015. The remaining cash portion owed for these programs in 2012 is approximately $62.0 million, plus an additional $19.7 million over the period from 2013 and beyond.

The activity for the restructuring programs is presented below (table in thousands):

Twelve Months Ended December 31, 2011

2011 Programs Category	Beginning Balance	2011 Charges	Utilization	Ending Balance
Workforce reductions	$—	$61,593	$(19,475)	$42,118
Consolidation of excess facilities	—	1,596	(906)	690

Total	$—	$63,189	$(20,381)	$42,808

Other Programs Category	Beginning Balance	2011 Charges	Utilization	Ending Balance
Workforce reductions	$53,946	$(1,631)	$(44,570)	$7,745
Consolidation of excess facilities and other contractual obligations	27,818	24,461	(22,857)	29,422

Total	$81,764	$22,830	$(67,427)	$37,167

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve Months Ended December 31, 2010

Category	Beginning Balance	2010 Charges	Utilization	Ending Balance
Workforce reductions	$87,238	$45,055	$(78,347)	$53,946
Consolidation of excess facilities and other contractual obligations	18,522	31,607	(22,311)	27,818

Total	$105,760	$76,662	$(100,658)	$81,764

Twelve Months Ended December 31, 2009

Category	Beginning Balance	2009 Charges	Utilization	Ending Balance
Workforce reductions	$200,599	$55,090	$(168,451)	$87,238
Abandoned and impaired assets	—	6,203	(6,203)	—
Consolidation of excess facilities and other contractual obligations	24,105	27,131	(32,714)	18,522

Total	$224,704	$88,424	$(207,368)	$105,760

R. Related Party Transactions

In 2011, 2010 and 2009, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $4.8 million in each year. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999 and renewed in 2003 for a ten-year term. We are currently in the process of vacating the facility and do not intend to renew the lease upon its expiration.

In accordance with its written policy and procedures relating to related person transactions, EMC’s Audit Committee has approved the above transaction.

EMC is a large global organization which engages in thousands of purchase, sales and other transactions annually. We enter into purchase and sales transactions with other publicly-traded and privately-held companies, universities, hospitals and not-for-profit organizations with which members of our Board of Directors or executive officers are affiliated. We enter into these arrangements in the ordinary course of our business.

From time to time, we make strategic investments in publicly-traded and privately-held companies that develop software, hardware and other technologies or provide services supporting our technologies. We may purchase from or make sales to these organizations.

We believe that the terms of each of these arrangements described above were fair and not less favorable to us than could have been obtained from unaffiliated parties.

S. Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, restructuring and acquisition-related charges, transition costs and infrequently occurring charges, gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, SG&A, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the business unit level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2010, VMware acquired certain software product technology and expertise from the EMC Information Infrastructure segment’s Ionix IT management business for cash consideration of $175.0 million. The acquisition of the Ionix net assets and expertise was accounted for as a business combination between entities under common control. During the years ended December 31, 2011 and 2010, VMware paid $14.4 million and $10.6 million, respectively, of contingent amounts to EMC. We did not revise our segment presentation for prior periods, as the historical impact of the acquired business was not material to the VMware Virtual Infrastructure segment.

Our segment information for the years ended 2011, 2010 and 2009 are as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
2011:	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$10,090,338	$219,472	$440,790	$10,750,600	$1,840,142	$—	$12,590,742
Services revenues	4,623,842	482,879	387,413	5,494,134	1,922,712	—	7,416,846

Total consolidated revenues	14,714,180	702,351	828,203	16,244,734	3,762,854	—	20,007,588
Cost of sales	6,414,305	250,995	357,669	7,022,969	533,329	282,348	7,838,646

Gross profit	$8,299,875	$451,356	$470,534	9,221,765	3,229,525	(282,348)	12,168,942

Gross profit percentage	56.4%	64.3%	56.8%	56.8%	85.8%	—	60.8%
Research and development				1,239,333	587,902	322,552	2,149,787
Selling, general and administrative				4,392,205	1,480,792	606,385	6,479,382
Restructuring and acquisition-related charges				—	—	97,334	97,334

Total costs and expenses				5,631,538	2,068,694	1,026,271	8,726,503

Operating income				3,590,227	1,160,831	(1,308,619)	3,442,439
Other income (expense), net				(148,924)	6,734	(50,979)	(193,169)

Income before tax				3,441,303	1,167,565	(1,359,598)	3,249,270
Income tax provision				860,713	128,634	(348,962)	640,385

Net income				2,580,590	1,038,931	(1,010,636)	2,608,885
Net income attributable to the non-controlling interest in VMware, Inc.				—	(208,894)	61,346	(147,548)

Net income attributable to EMC Corporation				$2,580,590	$830,037	$(949,290)	$2,461,337

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
2010:	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$8,824,287	$269,138	$400,151	$9,493,576	$1,399,281	$—	$10,892,857
Services revenues	3,874,825	466,759	329,233	4,670,817	1,451,452	—	6,122,269

Total consolidated revenues	12,699,112	735,897	729,384	14,164,393	2,850,733	—	17,015,126
Cost of sales	5,836,382	258,239	221,579	6,316,200	425,257	242,688	6,984,145

Gross profit	$6,862,730	$477,658	$507,805	7,848,193	2,425,476	(242,688)	10,030,981

Gross profit percentage	54.0%	64.9%	69.6%	55.4%	85.1%	—	59.0%
Research and development				1,122,835	477,799	287,381	1,888,015
Selling, general and administrative				3,737,081	1,160,768	477,456	5,375,305
Restructuring and acquisition-related charges				—	—	84,375	84,375

Total costs and expenses				4,859,916	1,638,567	849,212	7,347,695

Operating income				2,988,277	786,909	(1,091,900)	2,683,286
Other income (expense), net				48,214	(16,458)	(107,059)	(75,303)

Income before tax				3,036,491	770,451	(1,198,959)	2,607,983
Income tax provision				742,736	128,233	(232,672)	638,297

Net income				2,293,755	642,218	(966,287)	1,969,686
Net income attributable to the non-controlling interest in VMware, Inc.				—	(124,728)	55,037	(69,691)

Net income attributable to EMC Corporation				$2,293,755	$517,490	$(911,250)	$1,899,995

	EMC Information Infrastructure
2009:	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Revenues:
Product revenues	$7,198,051	$260,836	$340,272	$7,799,159	$1,028,986	$—	$8,828,145
Services revenues	3,461,358	478,753	265,678	4,205,789	991,976	—	5,197,765

Total consolidated revenues	10,659,409	739,589	605,950	12,004,948	2,020,962	—	14,025,910
Cost of sales	5,256,682	274,763	186,462	5,717,907	316,278	246,826	6,281,011

Gross profit	$5,402,727	$464,826	$419,488	6,287,041	1,704,684	(246,826)	7,744,899

Gross profit percentage	50.7%	62.8%	69.2%	52.4%	84.4%	—	55.2%
Research and development				1,022,147	369,514	235,848	1,627,509
Selling, general and administrative				3,258,055	842,097	495,473	4,595,625
Restructuring and acquisition-related charges				—	—	107,490	107,490

Total costs and expenses				4,280,202	1,211,611	838,811	6,330,624

Operating income				2,006,839	493,073	(1,085,637)	1,414,275
Other income (expense), net				52,325	(9,499)	(82,525)	(39,699)

Income before tax				2,059,164	483,574	(1,168,162)	1,374,576
Income tax provision				424,708	78,069	(250,002)	252,775

Net income				1,634,456	405,505	(918,160)	1,121,801
Net income attributable to the non-controlling interest in VMware, Inc.				—	(69,285)	35,561	(33,724)

Net income attributable to EMC Corporation				$1,634,456	$336,220	$(882,599)	$1,088,077

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2011	2010	2009
United States	$10,549,594	$9,152,363	$7,384,308
Europe, Middle East and Africa	5,667,610	4,942,104	4,290,274
Asia Pacific	2,639,397	1,965,154	1,603,107
Latin America, Mexico and Canada	1,150,987	955,505	748,221

Total	$20,007,588	$17,015,126	$14,025,910

No country other than the United States accounted for 10% or more of revenues in 2011, 2010 or 2009.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,622.8 million at December 31, 2011 and $2,936.8 million at December 31, 2010. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $616.5 million at December 31, 2011 and $600.3 million at December 31, 2010. No country other than the United States and Ireland accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at December 31, 2011 or 2010.

T. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2011 and 2010 is as follows (tables in thousands, except per share amounts):

2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Revenues	$4,607,618	$4,845,338	$4,980,201	$5,574,431
Gross profit	2,699,051	2,880,287	3,066,265	3,523,339
Net income attributable to EMC Corporation	477,148	546,494	605,649	832,046
Net income per weighted average share, diluted: common shareholders	$0.21	$0.24	$0.27	$0.38

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$3,890,692	$4,023,497	$4,212,271	$4,888,666
Gross profit	2,218,519	2,359,199	2,486,974	2,966,289
Net income attributable to EMC Corporation	372,704	426,216	472,516	628,559
Net income per weighted average share, diluted: common shareholders	$0.17	$0.20	$0.22	$0.29

The second quarter of 2011 includes an after-tax charge related to the expansion of customer remediation programs resulting from a cyber attack on RSA of $56.2 million or $0.03 per diluted share, as well as an after-tax realized gain on the sale of VMware’s strategic investment in Terremark Worldwide, Inc. of $28.9 million or $0.01 per diluted share, net of the related portion of non-controlling interest in VMware. The fourth quarter of 2010 includes a special tax charge related to our tax-related reorganizations of $83.3 million or $0.04 per diluted share.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting on page 44 is incorporated herein by reference.

Report of the Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on page 45 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

STOCK PRICE PERFORMANCE GRAPH

	2006	2007	2008	2009	2010	2011
EMC	$100.00	$140.38	$79.32	$132.35	$173.48	$163.18
S&P 500 Index	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
S&P 500 Information Technology Sector Index	$100.00	$115.53	$65.06	$104.05	$113.55	$118.03

Source: Returns were generated from Thomson ONE

* $100 invested on December 31, 2006 in EMC Common Stock, S&P 500 Index and S&P 500 Information Technology Sector Index, including reinvestment of dividends, if any.

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

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2011. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Proposal 1 Election of Directors,” “Board Independence and Committees,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation,” “Leadership and Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding EMC’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price per share of outstanding options, warrants and rights[1]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	97,258,954	$14.78	98,999,265	[2]
Equity compensation plans not approved by security holders[3]	10,000	$15.60	—

Total:	97,268,954	$14.78	98,999,265

1

Does not include an aggregate of 14,268,813 shares of common stock to be issued (subject to vesting) upon the exercise of outstanding option grants, with a weighted-average exercise price of $6.26 per share, assumed by EMC in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

2	Includes 14,799,867 shares of common stock available for future issuance under our Amended and Restated 1989 Employee Stock Purchase Plan.
3

In January 2002, EMC entered into a Stock Option Agreement with its Secretary pursuant to which EMC granted to such person non-qualified options to purchase 10,000 shares of common stock. Such option grant did not receive shareholder approval. The options are exercisable in annual increments of 20% over a five-year period and will expire on the tenth anniversary of the grant date; provided, however, that if the option holder ceases to serve as an officer of EMC for any reason, the options will terminate on the date such service terminates with respect to any shares subject to the options, whether such shares are vested or unvested on such date. The exercise price for the options is $15.60 per share. As of December 31, 2011, an aggregate of 10,000 shares of common stock were issuable upon the exercise of the options.

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

See Index to Exhibits on page 99 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2012.

EMC CORPORATION

By:	/S/ JOSEPH M. TUCCI
Joseph M. Tucci Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 24, 2012.

Signature	Title

/S/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ DAVID I. GOULDEN David I. Goulden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DENIS CASHMAN Denis Cashman	Chief Accounting Officer and Chief Operating Officer, Finance (Principal Accounting Officer)

/S/ MICHAEL W. BROWN Michael W. Brown	Director

/S/ RANDOLPH L. COWEN Randolph L. Cowen	Director

/S/ GAIL DEEGAN Gail Deegan	Director

/S/ JAMES S. DISTASIO James S. DiStasio	Director

/S/ JOHN R. EGAN John R. Egan	Director

/S/ EDMUND F. KELLY Edmund F. Kelly	Director

/S/ WINDLE B. PRIEM Windle B. Priem	Director

/S/ PAUL SAGAN Paul Sagan	Director

/S/ DAVID N. STROHM David N. Strohm	Director

Exhibit Index

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation.(1)
3.2	Amended and Restated Bylaws of EMC Corporation.(2)
4.1	Form of Stock Certificate.(3)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006.(14)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006.(14)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended.(4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended.(5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended.(4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010.(12)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of May 4, 2011.(13)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of January 1, 2011. (filed herewith)
10.7*	EMC Corporation Executive Incentive Bonus Plan.(6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement.(3)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan.(7)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement.(3)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement.(3)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement.(3)
10.14*	Form of Amended and Restated Indemnification Agreement.(3)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated as of August 5, 2009.(11)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007.(8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008.(1)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009.(9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009.(10)
10.20*	Amendment No. 4 to Employment Arrangement with Joseph M. Tucci dated January 20, 2012.(15)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS**	XBRL Instance Document. (filed herewith)
101.SCH**	XBRL Taxonomy Extension Schema. (filed herewith)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase. (filed herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
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

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 5, 2011 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).
(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).
(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).
(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).
(7)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).
(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).
(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).
(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).
(11)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 26, 2010 (No. 1-9853).
(12)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 7, 2010 (No. 1-9853).
(13)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 24, 2011 (No. 1-9853).
(14)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).
(15)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 24, 2012 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Description
Year ended December 31, 2011 allowance for doubtful accounts	$60,535	$20,255	$—	$(16,136)	$64,654
Year ended December 31, 2010 allowance for doubtful accounts	51,114	18,965	—	(9,544)	60,535
Year ended December 31, 2009 allowance for doubtful accounts	50,580	14,351	—	(13,817)	51,114

Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2011 allowance for sales returns	$157,830	$18,861	$—	$(43,808)	$132,883
Year ended December 31, 2010 allowance for sales returns	129,205	47,229	—	(18,604)	157,830
Year ended December 31, 2009 allowance for sales returns	89,433	69,346	—	(29,574)	129,205

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged (credited) to Other Accounts*	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Description
Year ended December 31, 2011 income tax valuation allowance	$4,350	$943	$—	$—	$5,293
Year ended December 31, 2010 income tax valuation allowance	21,815	—	(662)	(16,803)	4,350
Year ended December 31, 2009 income tax valuation allowance	15,993	—	5,822	—	21,815

* Amount represents valuation allowances recognized in connection with business combinations and equity.

S-1