Form 10-Q
period 2012-03-31
EMC CORP
filed 2012-05-02
CIK 790070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-9853

EMC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2680009
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

176 South Street Hopkinton, Massachusetts (Address of principal executive offices)	01748 (Zip Code)

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2012 was 2,099,710,476.

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

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,671,175	$4,531,036
Short-term investments	1,667,780	1,786,987
Accounts and notes receivable, less allowance for doubtful accounts of $68,647 and $61,804	2,661,923	2,937,499
Inventories	1,034,250	1,009,968
Deferred income taxes	750,172	733,308
Other current assets	514,950	583,885

Total current assets	11,300,250	11,582,683
Long-term investments	4,539,588	4,525,106
Property, plant and equipment, net	2,879,264	2,833,149
Intangible assets, net	1,713,829	1,766,115
Goodwill	12,216,710	12,154,970
Other assets, net	1,335,607	1,406,156

Total assets	$33,985,248	$34,268,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922,624	$1,101,659
Accrued expenses	2,246,253	2,354,979
Notes converted and payable (See Note 4)	14,046	1,699,832
Income taxes payable	24,253	155,909
Convertible debt (See Note 4)	1,606,675	1,605,142
Deferred revenue	4,073,273	3,458,689

Total current liabilities	8,887,124	10,376,210
Income taxes payable	233,352	238,851
Deferred revenue	2,723,353	2,715,361
Deferred income taxes	605,320	603,398
Other liabilities	297,115	287,912

Total liabilities	12,746,264	14,221,732

Convertible debt (See Note 4)	103,646	119,325
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,099,710 and 2,048,890 shares	20,997	20,489
Additional paid-in capital	3,512,585	3,052,932
Retained earnings	16,707,463	16,120,621
Accumulated other comprehensive loss, net	(185,692)	(235,009)

Total EMC Corporation’s shareholders’ equity	20,055,353	18,959,033
Non-controlling interest in VMware, Inc.	1,079,985	968,089

Total shareholders’ equity	21,135,338	19,927,122

Total liabilities and shareholders’ equity	$33,985,248	$34,268,179

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Product sales	$3,068,857	$2,931,259
Services	2,025,521	1,676,359

	5,094,378	4,607,618
Costs and expenses:
Cost of product sales	1,301,550	1,320,488
Cost of services	679,611	588,079
Research and development	587,817	502,108
Selling, general and administrative	1,650,197	1,495,931
Restructuring and acquisition-related charges	25,893	26,893

Operating income	849,310	674,119
Non-operating income (expense):
Investment income	29,452	38,227
Interest expense	(18,183)	(44,979)
Other expense, net	(43,690)	(43,174)

Total non-operating expense	(32,421)	(49,926)

Income before provision for income taxes	816,889	624,193
Income tax provision	190,910	121,639

Net income	625,979	502,554
Less: Net income attributable to the non-controlling interest in VMware,
Inc.	(39,137)	(25,406)

Net income attributable to EMC Corporation	$586,842	$477,148

Net income per weighted average share, basic attributable to EMC
Corporation common shareholders	$0.28	$0.23

Net income per weighted average share, diluted attributable to EMC
Corporation common shareholders	$0.27	$0.21

Weighted average shares, basic	2,067,828	2,066,136

Weighted average shares, diluted	2,201,933	2,258,278

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$625,979	$502,554
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	14,986	19,143
Changes in market value of investments:
Changes in unrealized gains, net of taxes of $13,045 and $8,959	25,862	20,733
Less: reclassification adjustment for net gains realized in net income, net of taxes of $1,650 and $1,257	(903)	(5,446)

Net change in market value of investments	24,959	15,287
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $5,928 and $3,392	10,001	(3,560)
Less: reclassification adjustment for net losses included in net income, net of tax benefits of $(5) and $(1,109)	33	7,766

Net change in the market value of derivatives	10,034	4,206

Other comprehensive income	49,979	38,636

Comprehensive income	675,958	541,190
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39,137)	(25,406)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(662)	(2,922)

Comprehensive income attributable to EMC Corporation	$636,159	$512,862

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Cash received from customers	$6,023,588	$5,392,175
Cash paid to suppliers and employees	(4,114,849)	(4,009,553)
Dividends and interest received	18,483	33,927
Interest paid	(1,342)	(4,749)
Income taxes paid	(237,692)	(277,023)

Net cash provided by operating activities	1,688,188	1,134,777

Cash flows from investing activities:
Additions to property, plant and equipment	(153,631)	(165,525)
Capitalized software development costs	(105,848)	(111,993)
Purchases of short- and long-term available-for-sale securities	(1,585,822)	(1,601,241)
Sales of short- and long-term available-for-sale securities	1,439,393	1,341,335
Maturities of short- and long-term available-for-sale securities	273,982	261,228
Business acquisitions, net of cash acquired	(102,105)	(14,950)
Decrease (increase) in strategic and other related investments	10,100	(198,049)
Other, net	5,000	(45,000)

Net cash used in investing activities	(218,931)	(534,195)

Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	180,189	224,347
Issuance of VMware’s common stock from the exercise of stock options	111,041	90,171
EMC repurchase of EMC’s common stock	—	(868,065)
EMC purchase of VMware’s common stock	(39,993)	(38,000)
VMware repurchase of VMware’s common stock	—	(147,729)
Excess tax benefits from stock-based compensation	106,024	109,008
Payment of long-term and short-term obligations	(355)	(11)
Proceeds from long-term and short-term obligations	2,742	294
Payment of convertible debt	(1,699,816)	—

Net cash used in financing activities	(1,340,168)	(629,985)

Effect of exchange rate changes on cash and cash equivalents	11,050	12,597

Net increase (decrease) in cash and cash equivalents	140,139	(16,806)
Cash and cash equivalents at beginning of period	4,531,036	4,119,138

Cash and cash equivalents at end of period	$4,671,175	$4,102,332

Reconciliation of net income to net cash provided by operating activities:
Net income	$625,979	$502,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367,453	339,272
Non-cash interest expense on convertible debt	9,323	26,291
Non-cash restructuring and other special charges	4,477	382
Stock-based compensation expense	200,572	212,265
Provision for doubtful accounts	9,472	6,415
Deferred income taxes, net	(52,320)	(10,834)
Excess tax benefits from stock-based compensation	(106,024)	(109,008)
Other, net	(8,987)	(8,316)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	299,977	223,464
Inventories	(96,249)	(102,729)
Other assets	(19,580)	(127,747)
Accounts payable	(28,686)	(136,802)
Accrued expenses	(167,584)	(121,190)
Income taxes payable	5,538	(144,550)
Deferred revenue	619,761	554,678
Other liabilities	25,066	30,632

Net cash provided by operating activities	$1,688,188	$1,134,777

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2012:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2012	2,048,890	$20,489	$3,052,932	$16,120,621	$(235,009)	$968,089	$19,927,122
Stock issued through stock option and stock purchase plans	15,145	152	180,037	—	—	—	180,189
Tax benefit from stock options exercised	—	—	143,182	—	—	—	143,182
Restricted stock grants, cancellations and withholdings, net	3,330	33	(47,708)	—	—	—	(47,675)
EMC purchase of VMware stock	—	—	(34,485)	—	—	(5,508)	(39,993)
Stock-based compensation	—	—	203,043	—	—	—	203,043
Impact from equity transactions of VMware, Inc.	—	—	930	—	—	77,605	78,535
Change in market value of investments	—	—	—	—	24,464	495	24,959
Change in market value of derivatives	—	—	—	—	9,867	167	10,034
Translation adjustment	—	—	—	—	14,986	—	14,986
Convertible debt conversions and warrant settlement	32,345	323	(1,025)	—	—	—	(702)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	15,679	—	—	—	15,679
Net income	—	—	—	586,842	—	39,137	625,979

Balance, March 31, 2012	2,099,710	$20,997	$3,512,585	$16,707,463	$(185,692)	$1,079,985	$21,135,338

For the three months ended March 31, 2011:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,069,246	$20,692	$3,816,681	$13,659,284	$(92,617)	$762,736	$18,166,776
Stock issued through stock option and stock purchase plans	18,423	184	224,163	—	—	—	224,347
Tax benefit from stock options exercised	—	—	147,810	—	—	—	147,810
Restricted stock grants, cancellations and withholdings, net	2,950	30	(45,992)	—	—	—	(45,962)
Repurchase of common stock	(33,051)	(330)	(867,735)	—	—	—	(868,065)
EMC purchase of VMware stock	—	—	(33,944)	—	—	(4,056)	(38,000)
Stock-based compensation	—	—	226,222	—	—	—	226,222
Impact from equity transactions of VMware, Inc.	—	—	(69,846)	—	—	18,759	(51,087)
Change in market value of investments	—	—	—	—	12,365	2,922	15,287
Change in market value of derivatives	—	—	—	—	4,206	—	4,206
Translation adjustment	—	—	—	—	19,143	—	19,143
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	29,363	—	—	—	29,363
Net income	—	—	—	477,148	—	25,406	502,554

Balance, March 31, 2011	2,057,568	$20,576	$3,426,722	$14,136,432	$(56,903)	$805,767	$18,332,594

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

EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leader in virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume IT resources in a manner that is evolutionary and based on their specific needs. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

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

Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2012 and 2011.

Net Income Per Share

Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, our $1.725 billion 1.75% convertible senior notes due 2013 and associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Non-controlling Interest in VMware, Inc.

The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $1,080.0 million and $805.8 million as of March 31, 2012 and 2011, respectively. At March 31, 2012, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 79% of the economic interest in VMware.

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income attributable to EMC Corporation	$586,842	$477,148
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	37,982	35,069
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(37,052)	(104,915)

Net transfers (to) from non-controlling interest	930	(69,846)

Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$587,772	$407,302

3.  Acquisitions

During the three months ended March 31, 2012, we acquired all of the outstanding capital stock of Likewise Software, a provider of technology for managing cross-platform access to data files and software for managing unstructured data, and Pivotal Labs, a provider of services and technology to build Big Data applications. These acquisitions complement and expand our Information Storage segment. The aggregate cash consideration for these two acquisitions was $102.1 million, net of cash acquired. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles and net assets was approximately $61.7 million, $33.3 million and $7.1 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three months ended March 31, 2012 or 2011.

4.  Convertible Debt

In November 2006, we issued our $1,725 million 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725 million 1.75% convertible senior notes due 2013 (the “2013 Notes”) for total gross proceeds of $3.45 billion. The 2011 Notes and 2013 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.

The 2011 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2011 Notes at the end of 2011. Pursuant to the settlement terms, the majority of the converted 2011 Notes were not settled until January 9, 2012. At that time, we paid the noteholders $1,699.8 million in cash for the outstanding principal and 29.5 million shares for the $661.4 million excess of the conversion value over the principal amount, as prescribed by the terms of the 2011 Notes.

The holders of the 2013 Notes may convert their 2013 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding September 1, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per 2013 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the 2013 Notes. Additionally, the 2013 Notes will become convertible during the last three months prior to their maturity.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Upon conversion, we will pay cash up to the principal amount of the debt converted. With respect to any conversion value in excess of the principal amount of the 2013 Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, determined in accordance with the indenture, calculated on a proportionate basis for each day of the relevant 20-day observation period. The initial conversion rate for the 2013 Notes will be 62.1978 shares of our common stock per one thousand dollars of principal amount of 2013 Notes, which represents a 27.5% conversion premium from the date the 2013 Notes were issued and is equivalent to a conversion price of approximately $16.08 per share of our common stock. The conversion price is subject to adjustment in some events as set forth in the indenture. In addition, if a “fundamental change” (as defined in the indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2013 Notes that elects to convert its 2013 Notes in connection with such fundamental change.

At March 31, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes became convertible at the option of the holder through June 30, 2012. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes were classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Consequently, the 2013 Notes might not be convertible in future quarters and therefore the 2013 Notes may be reclassified as long-term debt if the contingent conversion thresholds are not met. Approximately $14.7 million of the 2013 Notes have been converted as of March 31, 2012.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of March 31, 2012 was $1,710.3 million and the fair value was $3,191.9 million. The carrying amount of the equity component of the 2013 Notes was $279.2 million at March 31, 2012. As of March 31, 2012, the unamortized discount on the 2013 Notes consists of $103.6 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the three months ended March 31, 2012 and 2011.

The following table represents the key components of our interest expense on convertible debt (table in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Contractual interest expense on the coupon	$7,523	$15,094
Amortization of the discount component recognized as interest expense	14,700	29,363

Total interest expense on the convertible debt	$22,223	$44,457

In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669.1 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In the fourth quarter of 2011, we exercised 107.5 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 29.5 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. The remaining 107.5 million of the Purchased Options expire on December 1, 2013.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391.1 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. During the three months ended March 31, 2012, the exercised warrants were settled with 32.3 million shares of our common stock.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Purchased Options and associated warrants will generally have the effect of increasing the conversion price of the 2013 Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the 2013 Notes.

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011 when our 2011 Notes were scheduled to become due. As such, the unrealized loss on these hedges was recognized in other comprehensive loss until the underlying exposure was realized. In November 2011, we settled these swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. The notional amount and other terms match the underlying hedged item and both the original and the new swaps were deemed as effective hedges. As such, the unrealized loss on these new hedges at March 31, 2012 was recorded in other comprehensive loss. The realized loss on the replaced interest rate swap contracts was $141.0 million at the time of settlement. Since we intend to issue debt in 2012, this loss will be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

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

Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At March 31, 2012, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At March 31, 2012 and December 31, 2011, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at March 31, 2012 and December 31, 2011 (tables in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,212,101	$10,111	$(1,680)	$2,220,532
U.S. corporate debt securities	1,371,048	11,498	(475)	1,382,071
High yield corporate debt securities	451,107	21,441	(3,199)	469,349
Asset-backed securities	42,766	105	(15)	42,856
Municipal obligations	898,319	2,316	(655)	899,980
Auction rate securities	82,675	—	(4,278)	78,397
Foreign debt securities	1,026,224	6,708	(318)	1,032,614

Total fixed income securities	6,084,240	52,179	(10,620)	6,125,799
Publicly traded equity securities	58,059	23,510	—	81,569

Total	$6,142,299	$75,689	$(10,620)	$6,207,368

We held approximately $1.0 billion in foreign debt securities at March 31, 2012. These securities have an average credit rating of AA-, and approximately 7% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal or Spain. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,821,521	$—	$—	$1,821,521
Cash equivalents	2,796,165	53,489	—	2,849,654
U.S. government and agency obligations	1,130,349	1,090,183	—	2,220,532
U.S. corporate debt securities	—	1,382,071	—	1,382,071
High yield corporate debt securities	—	469,349	—	469,349
Asset-backed securities	—	42,856	—	42,856
Municipal obligations	—	899,980	—	899,980
Auction rate securities	—	—	78,397	78,397
Foreign debt securities	—	1,032,614	—	1,032,614
Publicly traded equity securities	81,569	—	—	81,569

Total cash and investments	$5,829,604	$4,970,542	$78,397	$10,878,543

Other items:
Strategic investments held at cost	$—	$—	$203,847	$203,847
Convertible debt	—	(3,191,887)	—	(3,191,887)
Foreign exchange derivative assets	—	42,778	—	42,778
Foreign exchange derivative liabilities	—	(32,291)	—	(32,291)
Commodity derivative liabilities	—	(5,410)	—	(5,410)
Interest rate swap contracts	—	(3,831)	—	(3,831)

Our auction rate securities are predominantly rated AAA and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $19.3 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. The two securities whose underlying loans are not guaranteed by the U.S. government have credit enhancements and are insured by third party agencies. We believe the quality of the collateral underlying all of our auction rate securities will enable us to recover our principal balance in full.

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of March 31, 2012, the coupon rates used ranged from 1% to 5% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at March 31, 2012. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at March 31, 2012 compared to 2% at December 31, 2011 due to the narrowing of credit spreads on AA-rated banks during 2012.

The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three months ended March 31, 2012 (table in thousands):

Three Months Ended March 31, 2012
Balance, beginning of the period	$74,596
Calls at par value	(225)
Decrease in previously recognized unrealized losses included in other comprehensive income	4,026

Balance, end of the period	$78,397

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant changes in the unobservable inputs discussed above could result in a significantly lower or higher fair value measurement. Generally, an increase in the discount rate, liquidity discount margin or coupon rate results in a decrease in our fair value measurement and a decrease in the discount rate, liquidity discount margin or coupon rate results in an increase in our fair value measurement.

We perform a fair value calculation of our strategic investments held at cost on a quarterly basis using the most currently available information. To determine the estimated fair value of our private strategic investments we use a combination of several valuation techniques including discounted cash flow models, acquisition comparables and trading comparables. In addition, we evaluate the impact of pre- and post-money valuations of recent financing events and the impact of those on our fully diluted ownership percentages, and we consider any available information regarding the issuer’s historical and forecasted performance as well as market comparables and conditions. The fair value of these investments is considered in our review for impairment if any events and changes in circumstances occur that might have a significant adverse effect on their value.

Investment Losses

Unrealized losses on investments at March 31, 2012 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$862,747	$(1,651)	$1,482	$(29)	$864,229	$(1,680)
U.S. corporate debt securities	254,514	(475)	—	—	254,514	(475)
High yield corporate debt securities	64,144	(2,818)	1,689	(381)	65,833	(3,199)
Asset-backed securities	12,391	(14)	5	(1)	12,396	(15)
Municipal obligations	287,508	(655)	—	—	287,508	(655)
Auction rate securities	—	—	78,397	(4,278)	78,397	(4,278)
Foreign debt securities	169,025	(318)	—	—	169,025	(318)

Total	$1,650,329	$(5,931)	$81,573	$(4,689)	$1,731,902	$(10,620)

As of March 31, 2012, there were no publicly traded equity securities in a continuous unrealized loss position. For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2012, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

Contractual Maturities

The contractual maturities of fixed income securities held at March 31, 2012 are as follows (table in thousands):

	March 31, 2012
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,658,223	$1,662,038
Due after 1 year through 5 years	3,654,373	3,677,387
Due after 5 years through 10 years	440,857	456,844
Due after 10 years	330,787	329,530

Total	$6,084,240	$6,125,799

Short-term investments on the consolidated balance sheet include a $5.7 million variable rate note which has a contractual maturity in 2014, and is not classified within investments due within one year above.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Inventories

Inventories consist of (table in thousands):

	March 31, 2012	December 31, 2011
Work-in-process	$512,119	$492,064
Finished goods	522,131	517,904

	$1,034,250	$1,009,968

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

The contractual amounts due under the leases we retained as of March 31, 2012 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$112,125
Due within two years	87,656
Due within three years	78,307
Thereafter	899

Total	278,987
Less amounts representing interest	(6,156)

Present value	272,831
Current portion (included in accounts and notes receivable)	109,604

Long-term portion (included in other assets, net)	$163,227

Subsequent to March 31, 2012, we sold $42.6 million of these notes to third parties without recourse.

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

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of March 31, 2012, amounts from lease receivables past due for more than 90 days were not significant.

The following table presents the activity of our allowance for credit losses related to lease receivables for the three months ended March 31, 2012 and 2011 (table in thousands):

	March 31, 2012	March 31, 2011
Balance, beginning of the period	$24,247	$44,661
Recoveries	(11,758)	(14,332)
Provisions	8,559	16,313

Balance, end of the period	$21,048	$46,642

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gross lease receivables totaled $279.0 million and $277.7 million as of March 31, 2012 and 2011, respectively, before the allowance. The components of these balances were individually evaluated for impairment.

8.  Property, Plant and Equipment

Property, plant and equipment consist of (table in thousands):

	March 31, 2012	December 31, 2011
Furniture and fixtures	$184,273	$180,800
Equipment and software	4,851,949	4,680,118
Buildings and improvements	1,768,677	1,748,214
Land	117,790	117,513
Building construction in progress	146,650	146,650

	7,069,339	6,873,295
Accumulated depreciation	(4,190,075)	(4,040,146)

	$2,879,264	$2,833,149

Building construction in progress at March 31, 2012 includes $65.8 million for facilities not yet placed in service that we are holding for future use.

9.  Joint Ventures

VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”). VMware and Intel are also investors in VCE. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of March 31, 2012, we have contributed $447.0 million in funding and $11.7 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity. In April 2012, EMC contributed an additional $94.7 million in funding to VCE.

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

Our portion of VCE’s gains and losses is recognized in other expense, net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63.2% for the three months ended March 31, 2012 and 58% for the three months ended March 31, 2011. As of March 31, 2012, we have recorded net accumulated losses from VCE of $308.8 million since inception, of which $55.5 million and $41.9 million were recorded in the three months ended March 31, 2012 and 2011, respectively.

We recognized $58.4 million and $22.3 million in revenue from sales of product and services to VCE during the three months ended March 31, 2012 and 2011, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $26.3 million and $27.0 million as of March 31, 2012 and December 31, 2011, respectively, which is included in other current assets in the consolidated balance sheets.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.   Accrued Expenses

Accrued expenses consist of (table in thousands):

	March 31, 2012	December 31, 2011
Salaries and benefits	$851,581	$961,587
Product warranties	263,181	254,554
Partner rebates	138,267	167,813
Restructuring, current (See Note 13)	62,896	61,541
Derivatives	40,185	50,963
Other	890,143	858,521

	$2,246,253	$2,354,979

Product Warranties

Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three months ended March 31, 2012 and 2011 (table in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Balance, beginning of the period	$254,554	$236,131
Provision	48,253	45,825
Amounts charged to the accrual	(39,626)	(38,322)

Balance, end of the period	$263,181	$243,634

The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

11.   Income Taxes

Our effective income tax rates were 23.4% and 19.5% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2012 and 2011, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate.

The increase in the effective tax rate in 2012 compared to 2011 was due primarily to the expiration of the U.S. federal research and development tax credit for 2012 which negatively impacted the rate by 2.5 percentage points, and unfavorable discrete items.

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

12.   Stockholders’ Equity

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net income attributable to EMC Corporation	$586,842	$477,148
Incremental dilution from VMware	(2,891)	(2,764)

Net income – dilution attributable to EMC Corporation	$583,951	$474,384

Denominator:
Weighted average shares, basic	2,067,828	2,066,136
Weighted common stock equivalents	45,606	59,841
Assumed conversion of the 2013 Notes and associated warrants	88,499	132,301

Weighted average shares, diluted	2,201,933	2,258,278

Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.

Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the three months ended March 31, 2012. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.

Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 4.6 million and 15.9 million for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Repurchases of Common Stock

We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 195.8 million shares at a total cost of $3.7 billion, leaving a remaining balance of 54.2 million shares authorized for future repurchases. We did not repurchase any shares in the three months ended March 31, 2012. We plan to spend up to $700.0 million in 2012 on common stock repurchases.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$4,206	$(10,780)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(3,850) and $(8,492)	(6,770)	(15,044)
Unrealized gains on investments, net of taxes of $28,396 and $18,343	47,293	30,608
Unrealized losses on derivatives, net of tax benefits of $(56,287) and $(62,210)	(90,412)	(100,446)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(81,798) and $(81,798)	(139,108)	(139,108)

	(184,791)	(234,770)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(901)	(239)

	$(185,692)	$(235,009)

13.   Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2012 and 2011, we incurred restructuring and acquisition-related charges of $25.9 million and $26.9 million, respectively. For the three months ended March 31, 2012, we incurred $24.2 million of restructuring charges, primarily related to our current year restructuring program and $1.7 million of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three months ended March 31, 2011, we incurred $23.3 million of restructuring charges, primarily related to our 2011 restructuring programs and $3.6 million of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first quarter of 2012, we implemented a restructuring program to create further operational efficiencies which will result in a workforce reduction of 298 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2012.

During 2011, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 787 positions, of which 33 positions were identified in the three months ended March 31, 2011. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2012.

For the three months ended March 31, 2012 and 2011, we recognized $3.7 million and $18.7 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the restructuring programs is presented below (tables in thousands):

Three Months Ended March 31, 2012

2012 Programs

Category	Beginning Balance	2012 Charges	Utilization	Balance as of March 31, 2012
Workforce reductions	$—	$23,348	$(2,706)	$20,642
Consolidation of excess facilities	—	1,318	(710)	608

Total	$—	$24,666	$(3,416)	$21,250

Other Programs Category	Beginning Balance	Adjustments to the Provision	Utilization	Balance as of March 31, 2012
Workforce reductions	$49,863	$(2,876)	$(15,675)	$31,312
Consolidation of excess facilities and other contractual obligations	30,112	2,389	(4,320)	28,181

Total	$79,975	$(487)	$(19,995)	$59,493

Three Months Ended March 31, 2011

Category	Beginning Balance	2011 Charges	Utilization	Balance as of March 31, 2011
Workforce reductions	$53,946	$4,640	$(22,298)	$36,288
Consolidation of excess facilities and other contractual obligations	27,818	18,659	(10,561)	35,916

Total	$81,764	$23,299	$(32,859)	$72,204

14.   Commitments and Contingencies

Line of Credit

We have available for use a credit line of $50.0 million in the United States. As of March 31, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2012, we were in compliance with the covenants.

RSA Special Charge

In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. At March 31, 2012, we had a remaining reserve of $44.0 million included in accrued liabilities on the consolidated balance sheet. We considered whether additional losses might result from the pending remediation efforts beyond our existing accrual and concluded that no additional material losses related to the remediation efforts are reasonably possible. We expect that the remediation efforts will be substantially completed by the end of the second quarter of 2012.

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

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

15.   Segment Information

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, restructuring and acquisition-related charges, transition costs and infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the corporate level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

Our segment information for the three months ended March 31, 2012 and 2011 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2012
Revenues:
Product revenues	$2,454,735	$36,062	$96,489	$2,587,286	$481,571	$—	$3,068,857
Services revenues	1,234,172	109,491	110,028	1,453,691	571,830	—	2,025,521

Total consolidated revenues	3,688,907	145,553	206,517	4,040,977	1,053,401	—	5,094,378
Cost of sales	1,629,038	55,932	73,155	1,758,125	128,185	94,851	1,981,161

Gross profit	$2,059,869	$89,621	$133,362	2,282,852	925,216	(94,851)	3,113,217

Gross profit percentage	55.8%	61.6%	64.6%	56.5%	87.8%	—	61.1%
Research and development				338,216	178,665	70,936	587,817
Selling, general and administrative				1,094,012	404,593	151,592	1,650,197
Restructuring and acquisition-related charges				—	—	25,893	25,893

Total costs and expenses				1,432,228	583,258	248,421	2,263,907

Operating income				850,624	341,958	(343,272)	849,310
Other income (expense), net				(28,502)	7,301	(11,220)	(32,421)

Income before provision for income taxes				822,122	349,259	(354,492)	816,889
Income tax provision				220,453	62,969	(92,512)	190,910

Net income				601,669	286,290	(261,980)	625,979
Net income attributable to the non-controlling interest in VMware, Inc.				—	(58,588)	19,451	(39,137)

Net income attributable to EMC Corporation				$601,669	$227,702	$(242,529)	$586,842

EMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2011
Revenues:
Product revenues	$2,384,011	$41,132	$87,180	$2,512,323	$418,936	$—	$2,931,259
Services revenues	1,055,466	110,043	87,074	1,252,583	423,776	—	1,676,359

Total consolidated revenues	3,439,477	151,175	174,254	3,764,906	842,712	—	4,607,618
Cost of sales	1,574,251	57,705	79,919	1,711,875	127,290	69,402	1,908,567

Gross profit	$1,865,226	$93,470	$94,335	2,053,031	715,422	(69,402)	2,699,051

Gross profit percentage	54.2%	61.8%	54.1%	54.5%	84.9%	—	58.6%
Research and development				298,133	123,661	80,314	502,108
Selling, general and administrative				1,005,264	334,589	156,078	1,495,931
Restructuring and acquisition-related charges				—	—	26,893	26,893

Total costs and expenses				1,303,397	458,250	263,285	2,024,932

Operating income				749,634	257,172	(332,687)	674,119
Other income (expense), net				(23,993)	1,524	(27,457)	(49,926)

Income before provision for income taxes				725,641	258,696	(360,144)	624,193
Income tax provision				172,214	49,253	(99,828)	121,639

Net income				553,427	209,443	(260,316)	502,554
Net income attributable to the non-controlling interest in VMware, Inc.				—	(41,679)	16,273	(25,406)

Net income attributable to EMC Corporation				$553,427	$167,764	$(244,043)	$477,148

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011

United States	$2,633,394	$2,371,032
Europe, Middle East and Africa	1,464,292	1,386,783
Asia Pacific and Japan	711,693	595,064
Latin America, Mexico and Canada	284,999	254,739

Total	$5,094,378	$4,607,618

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2012 or 2011.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,631.2 million at March 31, 2012 and $3,622.8 million at December 31, 2011. Internationally, long-lived assets, excluding financial instruments and deferred tax assets, were $583.6 million at March 31, 2012 and $616.5 million at December 31, 2011. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at March 31, 2012 or December 31, 2011.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share, invest in the business and improve our financial returns. During 2012, we will continue to innovate and invest in expanding our total addressable market through internal research and development (“R&D”) and through acquisitions to capitalize on the continued expansion of enterprise data. We have developed a product portfolio with customers’ current and future needs in mind; these needs will continue to evolve as the largest transformation in information technology (“IT”) history creates enormous opportunities in three secular trends: Cloud Computing, Big Data and Trust.

Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is gaining traction, customers are increasingly recognizing that their ability to compete is tied to the efficiency, flexibility and agility of their IT operations and that transitioning to a cloud-based architecture will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. With the continued growth of the investments we made in Big Data, we believe we are well-positioned in this market to continue assisting our customers in storing, managing and unlocking the value contained within this information. The successful transition to a model that leverages Cloud Computing and Big Data is dependent upon both the right infrastructure and the ability to build Trust into that infrastructure. Having a holistic and data-centric approach to security dangers is key to building Trust, and we have been at the forefront of this security trend. The new threat environment is transforming the way customers think about Trust, and we continue to build our data-centric approach to security to enable our customers to take full advantage of the benefits afforded by Cloud Computing and Big Data.

Our go-to-market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well for 2012 to help customers transition to Cloud Computing and benefit from Big Data. Additionally, momentum continues to build at VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel, as it becomes an important element of our go-to-market model, with their Vblock converged infrastructure product for building out cloud data centers.

VMware Virtual Infrastructure

VMware’s financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere in 2009, VMware has introduced more products that build on the vSphere foundation including

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. VMware plans to continue to introduce additional products in the future. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

On a consolidated basis, our best-of-breed offerings, wealth of experience and proven track record will allow us to leverage our strengths and position us to capitalize on the evolving trends of Cloud Computing, Big Data and Trust through 2012. As a result, we believe we will grow faster than the markets we serve in the remainder of 2012 while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.

RESULTS OF OPERATIONS

Revenues

The following table presents revenue by our segments:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
			$ Change	% Change
Information Storage	$3,688.9	$3,439.5	$249.4	7.3%
Information Intelligence Group	145.6	151.2	(5.6)	(3.7)
RSA Information Security	206.5	174.3	32.2	18.5
VMware Virtual Infrastructure	1,053.4	842.7	210.7	25.0

Total revenues	$5,094.4	$4,607.6	$486.8	10.6%

Consolidated product revenues increased 4.7% from $2,931.3 for the three months ended March 31, 2011 to $3,068.9 for the three months ended March 31, 2012. The consolidated product revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue was due to a continued higher demand for our IT infrastructure offerings to address the storage and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

The Information Storage segment’s product revenues increased 3.0% to $2,454.7 for the three months ended March 31, 2012. Within the high-end of the Information Storage segment, product revenues decreased 9.5% for the three months ended March 31, 2012, primarily due to the strong growth in the three months ended March 31, 2011 which was in turn primarily driven by the pent up demand associated with the introduction of FAST VP in conjunction with VMAX. Within the mid-tier of the Information Storage segment, which includes Unified products, Backup and Recovery Systems, EMC Isilon and EMC Atmos, product revenues increased 26.4% for the three months ended March 31, 2012, due to strong performance across the product groups. Our VNX family has brought in just under 6,000 new customers since it was introduced in the three months ended March 31, 2011. Our Backup and Recovery Systems division delivered strong year over year growth driven by the strong performance of our portfolio of backup products including EMC Data Domain and EMC Avamar, which continue to bring in new customers each quarter. EMC Isilon continues to play an important role among our mid-tier products with revenue almost doubling from the comparable period in 2011. Finally, our EMC Greenplum Big Data analytics solutions portfolio delivered strong year-over-year revenue growth as it continued to experience strong customer demand for its broad portfolio of services.

The VMware Virtual Infrastructure segment’s product revenues increased 15.0% to $481.6 for the three months ended March 31, 2012. VMware’s license revenues increased in the first quarter of 2012 primarily due to global demand for vSphere and continued interest in their management and automation solutions. For both the three months ended March 31, 2012 and 2011, ELAs comprised 22% of total sales.

The RSA Information Security segment’s product revenues increased 10.7% to $96.5 for the three months ended March 31, 2012. The increase in product revenues was primarily attributable to increased demand for our Identity Management and Protection and our Security Management and Compliance products. The growth for the three months ended March 31, 2012 was greater than the growth for the three months ended March 31, 2011 primarily due to a pause in SecurID shipments during the first quarter of 2011 as we reviewed and hardened our internal systems in response to a sophisticated cyber attack targeting RSA.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The Information Intelligence Group segment’s product revenues declined 12.3% to $36.1 for the three months ended March 31, 2012. The decrease in product revenues was primarily attributable to changing customer demand. The Information Intelligence Group segment continues to evolve to meet the buying preferences of today’s content management customers by transitioning to lighter-weight, content-enabled applications using modern virtualized frameworks.

Consolidated services revenues increased 20.8% from $1,676.4 for the three months ended March 31, 2011 to $2,025.5 for the three months ended March 31, 2012. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues where we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 16.9% to $1,234.2 for the three months ended March 31, 2012. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with increased sales in storage products as well as increased maintenance renewals. In addition, a growing demand for professional services also contributed to the increase in services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 34.9% to $571.8 for the three months ended March 31, 2012. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In the three months ended 2012, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 26.4% to $110.0 for the three months ended March 31, 2012. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues decreased 0.5% to $109.5 for the three months ended March 31, 2012.

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011	% Change

United States	$2,633.4	$2,371.0	11.1%
Europe, Middle East and Africa	1,464.3	1,386.8	5.6
Asia Pacific and Japan	711.7	595.1	19.6
Latin America, Mexico and Canada	285.0	254.7	11.9

Total revenues	$5,094.4	$4,607.6	10.6%

Revenues increased for the three months ended March 31, 2012 compared to the same period in 2011 in all of our geographic markets due to greater demand for our products and services offerings.

Changes in exchange rates negatively impacted revenue growth by 0.5% for the three months ended March 31, 2012, compared to the same period in 2011. The impact of the change in rates was most significant in the Euro zone, partially offset by the Asia Pacific markets, primarily Australia and Japan, for the three months ended March 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change

Cost of revenue:
Information Storage	$1,629.0	$1,574.3	$54.7	3.5%
Information Intelligence Group	55.9	57.7	(1.8)	(3.1)
RSA Information Security	73.2	79.9	(6.7)	(8.4)
VMware Virtual Infrastructure	128.2	127.3	0.9	0.7
Corporate reconciling items	94.9	69.4	25.5	36.7

Total cost of revenue	1,981.2	1,908.6	72.6	3.8
Gross margins:
Information Storage	2,059.9	1,865.2	194.7	10.4
Information Intelligence Group	89.6	93.5	(3.9)	(4.2)
RSA Information Security	133.4	94.3	39.1	41.5
VMware Virtual Infrastructure	925.2	715.4	209.8	29.3
Corporate reconciling items	(94.9)	(69.4)	(25.5)	36.7

Total gross margin	3,113.2	2,699.1	414.1	15.3
Operating expenses:
Research and development(1)	587.8	502.1	85.7	17.1
Selling, general and administrative(2)	1,650.2	1,495.9	154.3	10.3
Restructuring and acquisition-related charges	25.9	26.9	(1.0)	(3.7)

Total operating expenses	2,263.9	2,024.9	239.0	11.8

Operating income	849.3	674.1	175.2	26.0
Investment income, interest expense and other expenses	(32.4)	(49.9)	17.5	(35.1)

Income before income taxes	816.9	624.2	192.7	30.9
Income tax provision	190.9	121.6	69.3	57.0

Net income	626.0	502.6	123.4	24.6
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39.1)	(25.4)	(13.7)	53.9

Net income attributable to EMC Corporation	$586.8	$477.1	$109.7	23.0%

(1)	Amount includes corporate reconciling items of $70.9 and $80.3 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Amount includes corporate reconciling items of $151.6 and $156.1 for the three months ended March 31, 2012 and 2011, respectively.

Gross Margins

Overall our gross margin percentages were 61.1% and 58.6% for the three months ended March 31, 2012 and 2011, respectively. The increase in the gross margin percentage in the first quarter of 2012 compared to the same period in 2011 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 174 basis points, the Information Storage segment, which increased overall gross margins by 93 basis points and the RSA Information Security segment, which increased overall gross margins by 41 basis points, partially offset by the Information Intelligence Group segment, which decreased overall gross margins by 1 basis point. The increase in corporate reconciling items, consisting of stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs, decreased the consolidated gross margin percentage by 54 basis points. Transition costs represent the incremental costs incurred to streamline our current cost structure.

For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $25.5 in the corporate reconciling items for the three months ended March 31, 2012 compared to the same period in 2011 was attributable to a $18.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

increase in amortization of VMware’s capitalized software from prior periods, an $8.2 increase in acquisition-related intangible asset amortization expense and a $1.0 increase in transition costs, partially offset by a $2.4 decrease in stock-based compensation expense.

The gross margin percentages for the Information Storage segment were 55.8% and 54.2% for the three months ended March 31, 2012 and 2011, respectively. The increase in gross margin percentage for the three months ended March 31, 2012 compared to the same period in 2011 was attributable to improved product and service gross margins, driven by a shift in mix towards higher margin products and services, higher sales volume and an improved cost structure.

The gross margin percentages for the VMware Virtual Infrastructure segment were 87.8% and 84.9% for the three months ended March 31, 2012 and 2011, respectively. The increase in gross margin percentage for the three months ended March 31, 2012 compared to the same period in 2011 was primarily attributable to improvements in license gross margins resulting from decreased software capitalization amortization expense as well as increases in services margins.

The gross margin percentages for the RSA Information Security segment were 64.6% and 54.1% for the three months ended March 31, 2012 and 2011, respectively. The increase in gross margin percentage for the three months ended March 31, 2012 compared to the same period in 2011 was due to an increase in product margins. The increase in product margins was due to the one-time impact of RSA remediation associated with working with our customers to implement remediation programs which negatively impacted margin in the first quarter of 2011.

The gross margin percentages for the Information Intelligence Group segment were 61.6% and 61.8% for three months ended March 31, 2012 and 2011, respectively. The decrease in gross margin percentage for the three months ended March 31, 2012 compared to the same period in 2011 was attributable to a decrease in product margins.

Research and Development

As a percentage of revenues, R&D expenses were 11.5% and 10.9% for the three months ended March 31, 2012 and 2011, respectively. R&D expenses increased $85.7 for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and depreciation expense. Additionally, there was a decrease in VMware’s capitalized software development costs. Personnel-related costs increased by $46.9, infrastructure costs increased by $21.6 and depreciation expense increased by $2.6. Also increasing these costs was a decrease in capitalized software development costs of $8.3.

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, decreased $9.4 to $70.9 for the three months ended March 31, 2012 when compared to the same period in 2011. Stock-based compensation expense decreased $8.5 and intangible asset amortization decreased $1.3, partially offset by an increase in transition costs of $0.4 for the three months ended March 31, 2012. The decrease in stock-based compensation expense was primarily due to the significant costs during 2011 related to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.4% and 7.9% for the three months ended March 31, 2012 and 2011, respectively. R&D expenses increased $40.1 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, cost of facilities and depreciation expense. Personnel-related costs increased by $28.0, cost of facilities increased by $18.6 and depreciation expense increased by $3.6. Partially offsetting these increased costs was an increase in capitalized software development costs of $19.1. The increase in capitalized software development costs is primarily due to the timing of products reaching technological feasibility.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17.0% and 14.7% for the three months ended March 31, 2012 and 2011, respectively. VMware’s R&D expenses as a percentage of revenues increased year over year due to an increase in development costs as VMware ceased capitalization of software development costs. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. VMware expects its products to be available for general release soon after technological feasibility has been established. R&D expenses increased $55.0 for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

three months ended March 31, 2012 compared to the same period in 2011 largely due to increases in personnel-related costs of $27.1. Additionally, capitalized software development costs decreased $27.4 for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a change in VMware’s go-to-market strategy.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.4% and 32.5% for the three months ended March 31, 2012 and 2011, respectively. SG&A expenses increased by $154.3 for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, commissions, depreciation expense and other various operating expenses, partially offset by a decrease in infrastructure costs. Personnel-related costs increased by $101.6, commissions increased by $40.2 and depreciation expense increased by $9.0, partially offset by a decrease in infrastructure costs of $54.5.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs decreased $4.5 to $151.6 for the three months ended March 31, 2012 when compared to the same period in 2011. Stock-based compensation expense decreased $3.5 and intangible asset amortization decreased $2.0, partially offset by an increase in transition costs of $1.0 for the three months ended March 31, 2012. The decrease in stock-based compensation expense was primarily due to the significant costs during 2011 related to the Isilon acquisition, which was consummated in the fourth quarter of 2010.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27.1% and 26.7% for the three months ended March 31, 2012 and 2011, respectively. SG&A expenses increased $88.7 for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, commissions, depreciation expense and other various operating expenses, partially offset by a decrease in cost of facilities. Personnel-related costs increased by $51.4, commissions increased by $38.9 and depreciation expense increased by $7.7, partially offset by a decrease in cost of facilities of $57.9.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 38.4% and 39.7% for the three months ended March 31, 2012 and 2011, respectively. SG&A expenses increased $70.0 for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to growth in personnel-related expenses driven by incremental headcount as well as expenses related to a global conference held in the first quarter 2012.

Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2012 and 2011, we incurred restructuring and acquisition-related charges of $25.9 and $26.9, respectively. For the three months ended March 31, 2012, we incurred $24.2 of restructuring charges, primarily related to our current year restructuring program and $1.7 of charges in connection with acquisitions for financial advisory, legal and accounting services.

Investment Income

Investment income was $29.5 and $38.2 for the three months ended March 31, 2012 and 2011, respectively. Investment income decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to more realized gains in our portfolio of fixed income securities in 2011. Net realized gains were $2.6 and $6.7 for the three months ended March 31, 2012 and 2011, respectively. The weighted average return on investments, excluding realized losses and gains, was 1.1% and 1.4% for the first quarters of 2012 and 2011, respectively.

Interest Expense

Interest expense was $18.2 and $45.0 for the three months ended March 31, 2012 and 2011, respectively. Interest expense consists primarily of interest on the 2011 Notes and 2013 Notes. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $14.7 and $29.4 for the three months ended March 31, 2012 and 2011, respectively, as we are accreting the 2011 Notes and 2013 Notes to their stated values over their term. See Note 4 to the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

Other Expense, Net

Other expense, net was $43.7 and $43.2 for the three months ended March 31, 2012 and 2011, respectively. Other expense in the first quarter of 2012 primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, partially offset by our net gains from the sale of strategic investments held at cost. Our consolidated share of the losses from VCE was $55.5 and $41.9 for the three months ended March 31, 2012 and 2011, respectively. This joint venture is accounted for under the equity method. See Note 9 to the consolidated financial statements. Net gains from the sale of strategic investments held at cost were $22.0 and $0.8 at March 31, 2012 and 2011, respectively.

Provision for Income Taxes

Our effective income tax rates were 23.4% and 19.5% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2012 and 2011, the effective tax rate varied from the statutory tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate.

The increase in the effective tax rate in 2012 compared to 2011 was due primarily to the expiration of the U.S. federal research and development tax credit for 2012 which negatively impacted the rate by 2.5 percentage points, and unfavorable discrete items.

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

Our effective tax rate for the remainder of 2012 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. Our effective tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

Non-controlling Interest in VMware, Inc.

The net income attributable to the non-controlling interest in VMware was $39.1 and $25.4 for the three months ended March 31, 2012 and 2011, respectively. The increase was due to an increase in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $191.4 and $125.8 for the three months ended March 31, 2012 and 2011, respectively. The weighted average non-controlling interest in VMware was approximately 20% for both the three months ended March 31, 2012 and 2011. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. During the three months ended March 31, 2012, EMC purchased approximately 0.5 million VMware shares for approximately $40.0.

Financial Condition

Cash provided by operating activities was $1,688.2 and $1,134.8 for the three months ended March 31, 2012 and 2011, respectively. Cash received from customers was $6,023.6 and $5,392.2 for the three months ended March 31, 2012 and 2011, respectively. The increase in cash received from customers was attributable to an increase in maintenance contracts sales volume. Cash paid to suppliers and employees was $4,114.8 and $4,009.6 for the three months ended March 31, 2012 and 2011, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the three months ended March 31, 2012 and 2011, we paid $237.7 and $277.0, respectively, in income taxes. These payments are

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $218.9 and $534.2 for the three months ended March 31, 2012 and 2011, respectively. Cash used for business acquisitions, strategic and other related investments was $92.0 for the three months ended March 31, 2012 and includes 2012 business acquisitions, net of cash acquired, of $102.1. Cash used for business acquisitions, strategic and other related investments was $213.0 for the three months ended March 31, 2011 and includes 2011 business acquisitions, net of cash acquired and funding of $124.3 to our joint venture, VCE. We did not provide any funding to VCE in the three months ended March 31, 2012. Capital additions were $153.6 and $165.5 for the three months ended March 31, 2012 and 2011, respectively. The lower level of capital additions was primarily attributable to increased spending in 2011 on facility expansion and information technology infrastructure. Capitalized software development costs were $105.8 and $112.0 for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily attributable to VMware’s change in go-to-market strategy, somewhat offset by EMC Information Infrastructure’s efforts on its software development activities. Net sales of investments were $127.6 and $1.3 for the three months ended March 31, 2012 and 2011, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $1,340.2 and $630.0 for the three months ended March 31, 2012 and 2011, respectively. We spent $1,699.8 for payment of our convertible debt in the three months ended March 31, 2012 and we spent $40.0 to purchase 0.5 million shares of VMware’s common stock. For the three months ended March 31, 2011, we spent $868.1 to repurchase 33.1 million shares of our common stock and $38.0 to purchase 0.5 million shares of VMware’s common stock. Additionally, in the three months ended March 31, 2011, VMware spent $147.7 to repurchase 1.7 million shares of its common stock and we generated $291.2 and $314.5 during the three months ended March 31, 2012 and 2011, respectively, from the exercise of stock options. We generated $106.0 and $109.0 during the three months ended March 31, 2012 and 2011, respectively, of excess tax benefits from stock-based compensation.

We expect to continue to generate positive cash flows from operations for the remainder of 2012 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for the next twelve months.

The 2011 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2011 Notes at the end of 2011. Pursuant to the settlement terms, the majority of the converted 2011 Notes were not settled until January 9, 2012. At that time, we paid the noteholders $1,699.8 in cash for the outstanding principal and 29.5 million shares for the $661.4 excess of the conversion value over the principal amount, as prescribed by the terms of the 2011 Notes.

The remaining $1,710.3 of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended March 31, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through June 30, 2012. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $14.7 of the 2013 Notes have been converted as of March 31, 2012.

In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669.1 of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In the fourth quarter of 2011, we exercised 107.5 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 29.5 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. The remaining 107.5 million of the Purchased Options expire on December 1, 2013.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391.1 from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. During the three months ended March 31, 2012, the exercised warrants were settled with 32.3 million shares of our common stock.

We have available for use a credit line of $50.0 in the United States. As of March 31, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2012, we were in compliance with the covenants. As of March 31, 2012, the aggregate amount of liabilities of our subsidiaries was approximately $6,590.9.

At March 31, 2012, our total cash, cash equivalents, and short-term and long-term investments were $10,878.5. This balance includes approximately $5,222.2 held by VMware, of which $2,464.0 is held overseas, and $1,623.9 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC used certain non-GAAP financial measures in the three months ended March 31, 2012, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges and amortization of VMware’s capitalized software from prior periods to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to capital expenditures and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Gross margin	$3,207.0	$2,768.4
Gross margin percentage	63.0%	60.1%
Operating income	1,184.1	1,000.6
Operating income percentage	23.2%	21.7%
Income tax provision	276.8	209.3
Net income attributable to EMC	818.0	700.4
Diluted earnings per share attributable to EMC	$0.37	$0.31

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended March 31, 2012
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Amortization of VMware’s capitalized software from prior periods	Non-GAAP
Gross margin	$3,113.2	$—	$30.8	$44.4	$18.6	$3,207.0
Operating income	849.3	25.9	204.7	85.6	18.6	1,184.1
Income tax provision	190.9	6.1	47.6	26.4	5.9	276.8
Net income attributable to EMC	586.8	19.8	144.7	56.5	10.1	818.0
Diluted earnings per share attributable to EMC	$0.27	$0.01	$0.07	$0.03	$0.01	$0.37

	For the Three Months Ended March 31, 2011
	GAAP	Restructuring and acquisition- related charges	Stock-based compensation	Intangible asset amortization	Non-GAAP
Gross margin	$2,699.1	$—	$33.2	$36.2	$2,768.4
Operating income	674.1	26.9	219.0	80.6	1,000.6
Income tax provision	121.6	7.2	54.4	26.0	209.3
Net income attributable to EMC	477.1	19.7	151.1	52.5	700.4
Diluted earnings per share attributable to EMC	$0.21	$0.01	$0.07	$0.02	$0.31

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the three months ended March 31, 2012, our free cash flow was $1,428.7, an increase of 66.7% compared to the free cash flow generated for the three months ended March 31, 2011. The free cash flow for the three months ended March 31, 2012 exceeded our same period non-GAAP net income attributable to EMC by $610.7. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flow from Operations	$1,688.2	$1,134.8
Capital Expenditures	(153.6)	(165.5)
Capitalized Software Development Costs	(105.8)	(112.0)

Free Cash Flow	$1,428.7	$857.3

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $1,688.2 and $1,134.8 for the three months ended March 31, 2012 and 2011, respectively, cash used in investing activities of $218.9 and $534.2 for the three months ended March 31, 2012 and 2011, respectively, and net cash used in financing activities of $1,340.2 and $630.0 for the three months ended March 31, 2012 and 2011, respectively.

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

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 24, 2012. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

We held $6.2 billion in short- and long-term investments as of March 31, 2012. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

In addition, although we believe we have adequate security measures, if our intellectual property or other sensitive data is misappropriated, we could suffer monetary and other losses and reputational harm, which could materially adversely affect our business, results of operations or financial condition. On April 23, 2012, VMware became aware of the public posting by a hacker of a single file from the VMware ESX source code. The hacker has publicly indicated that additional portions of the VMware source code and EMC source code will be posted in the future. The posted VMware code and associated commentary is from the 2004 timeframe.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2011. We continue to gradually shift the asset allocation to lower the percentage of investment in equity securities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate on plan assets and an increase in future pension expense. As of December 31, 2011, the ten-year historical rate of return on plan assets was 5.5%, and the inception to date return on plan assets was 9.8%. In 2011, we experienced an 8.9% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2012

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	34,458	$25.61	—	54,172,236
February 1, 2012 – February 29, 2012	1,844,705	25.98	—	54,172,236
March 1, 2012 – March 31, 2012	24	28.52	—	54,172,236

Total	1,879,187	$25.97	—	54,172,236

(1)	Represents shares withheld from employees for the payment of taxes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

See index to Exhibits on page 46 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012	EMC CORPORATION

	By:	/s/ David I. Goulden
David I. Goulden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)

3.2	Amended and Restated Bylaws of EMC Corporation. (2)

4.1	Form of Stock Certificate. (3)

4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006. (4)

4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006. (4)

10.1	Likewise Software, Inc. 2004 Stock Plan (as amended April 15, 2010). (filed herewith)

10.2*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS**	XBRL Instance Document. (filed herewith)

101.SCH**	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Identifies an exhibit that is a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).
(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 5, 2011 (No. 1-9853).
(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).
(4)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).