Form 10-Q
period 2012-06-30
EMC CORP
filed 2012-08-02
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2012 was 2,098,719,769.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,993,018	$4,531,036
Short-term investments	1,660,226	1,786,987
Accounts and notes receivable, less allowance for doubtful accounts of $65,720 and $61,804	2,973,743	2,937,499
Inventories	1,029,483	1,009,968
Deferred income taxes	792,019	733,308
Other current assets	486,045	583,885
Total current assets	10,934,534	11,582,683
Long-term investments	5,252,834	4,525,106
Property, plant and equipment, net	2,942,110	2,833,149
Intangible assets, net	1,758,132	1,766,115
Goodwill	12,654,827	12,154,970
Other assets, net	1,416,471	1,406,156
Total assets	$34,958,908	$34,268,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$880,286	$1,101,659
Accrued expenses	2,320,654	2,354,979
Notes converted and payable (See Note 4)	—	1,699,832
Income taxes payable	187,641	155,909
Convertible debt (See Note 4)	1,621,577	1,605,142
Deferred revenue	4,183,311	3,458,689
Total current liabilities	9,193,469	10,376,210
Income taxes payable	236,423	238,851
Deferred revenue	2,874,551	2,715,361
Deferred income taxes	230,495	250,817
Other liabilities	295,909	287,912
Total liabilities	12,830,847	13,869,151
Convertible debt (See Note 4)	88,689	119,325
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,098,720 and 2,048,890 shares	20,987	20,489
Additional paid-in capital	3,762,567	3,405,513
Retained earnings	17,356,977	16,120,621
Accumulated other comprehensive loss, net	(203,106)	(235,009)
Total EMC Corporation’s shareholders’ equity	20,937,425	19,311,614
Non-controlling interest in VMware, Inc.	1,101,947	968,089
Total shareholders’ equity	22,039,372	20,279,703
Total liabilities and shareholders’ equity	$34,958,908	$34,268,179

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Product sales	$3,178,737	$3,043,984	$6,247,594	$5,975,243
Services	2,132,656	1,801,354	4,158,177	3,477,713
	5,311,393	4,845,338	10,405,771	9,452,956
Costs and expenses:
Cost of product sales	1,254,328	1,327,217	2,555,878	2,647,705
Cost of services	709,672	637,834	1,389,283	1,225,913
Research and development	655,941	538,891	1,243,758	1,040,999
Selling, general and administrative	1,716,650	1,575,689	3,366,847	3,071,620
Restructuring and acquisition-related charges	27,603	21,216	53,496	48,109
Operating income	947,199	744,491	1,796,509	1,418,610
Non-operating income (expense):
Investment income	25,978	35,986	55,430	74,213
Interest expense	(18,544)	(46,476)	(36,727)	(91,455)
Other income (expense), net	(50,959)	30,357	(94,649)	(12,817)
Total non-operating income (expense)	(43,525)	19,867	(75,946)	(30,059)
Income before provision for income taxes	903,674	764,358	1,720,563	1,388,551
Income tax provision	214,256	172,731	405,166	294,370
Net income	689,418	591,627	1,315,397	1,094,181
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39,904)	(45,133)	(79,041)	(70,539)
Net income attributable to EMC Corporation	$649,514	$546,494	$1,236,356	$1,023,642
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.31	$0.27	$0.59	$0.50
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.29	$0.24	$0.56	$0.45
Weighted average shares, basic	2,096,378	2,060,748	2,082,103	2,063,427
Weighted average shares, diluted	2,207,675	2,266,465	2,204,910	2,262,308
The accompanying notes are an integral part of the consolidated financial statements.
EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$689,418	$591,627	$1,315,397	$1,094,181
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(22,683)	6,614	(7,697)	25,757
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $10,569, $(20,545), $23,614 and $(11,586)	16,899	(23,256)	42,761	(2,523)
Less: reclassification adjustment for net losses (gains) realized in net income, net of taxes of $703, $1,052, $2,353 and $2,309	1,796	(5,280)	893	(10,726)
Net change in market value of investments	18,695	(28,536)	43,654	(13,249)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $(20,974), $(12,325), $(15,046) and $(8,933)	(33,097)	(24,069)	(23,096)	(27,629)
Less: reclassification adjustment for net losses (gains) included in net income, net of taxes (benefits) of $(14,273), $(416), $(14,278) and $(1,525)	19,430	2,908	19,463	10,674
Net change in the market value of derivatives	(13,667)	(21,161)	(3,633)	(16,955)
Other comprehensive income (loss)	(17,655)	(43,083)	32,324	(4,447)
Comprehensive income	671,763	548,544	1,347,721	1,089,734
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39,904)	(45,133)	(79,041)	(70,539)
Less: Other comprehensive income (loss) attributable to the non-controlling interest in VMware, Inc.	241	6,389	(421)	3,467
Comprehensive income attributable to EMC Corporation	$632,100	$509,800	$1,268,259	$1,022,662
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Cash received from customers	$11,286,247	$10,176,306
Cash paid to suppliers and employees	(8,050,908)	(7,621,684)
Dividends and interest received	14,404	40,181
Interest paid	(16,638)	(40,811)
Income taxes paid	(307,891)	(355,785)
Net cash provided by operating activities	2,925,214	2,198,207
Cash flows from investing activities:
Additions to property, plant and equipment	(332,302)	(406,158)
Capitalized software development costs	(206,562)	(231,561)
Purchases of short- and long-term available-for-sale securities	(3,590,308)	(3,249,888)
Sales of short- and long-term available-for-sale securities	2,455,681	2,413,493
Maturities of short- and long-term available-for-sale securities	582,640	563,996
Business acquisitions, net of cash acquired	(624,522)	(437,102)
Decrease (increase) in strategic and other related investments, net	38,390	(188,039)
Joint venture funding	(107,300)	(124,263)
Purchase of leasehold interest	—	(173,126)
Net cash used in investing activities	(1,784,283)	(1,832,648)
Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	299,621	422,506
Issuance of VMware’s common stock from the exercise of stock options	144,595	200,714
EMC repurchase of EMC’s common stock	(259,998)	(1,099,997)
EMC purchase of VMware’s common stock	(94,939)	(99,930)
VMware repurchase of VMware’s common stock	(178,195)	(280,389)
Excess tax benefits from stock-based compensation	154,907	252,124
Payment of long-term and short-term obligations	(14,584)	(549)
Proceeds from long-term and short-term obligations	3,663	1,071
Payment of convertible debt	(1,699,816)	—
Interest rate contract settlement	(24,399)	—
Net cash used in financing activities	(1,669,145)	(604,450)
Effect of exchange rate changes on cash and cash equivalents	(9,804)	16,122
Net decrease in cash and cash equivalents	(538,018)	(222,769)
Cash and cash equivalents at beginning of period	4,531,036	4,119,138
Cash and cash equivalents at end of period	$3,993,018	$3,896,369
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,315,397	$1,094,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	742,901	689,075
Non-cash interest expense on convertible debt	20,115	51,799
Non-cash restructuring and other special charges	7,220	(524)
Stock-based compensation expense	423,428	414,667
Provision for doubtful accounts	24,288	3,733
Deferred income taxes, net	(116,581)	(24,852)
Excess tax benefits from stock-based compensation	(154,907)	(252,124)
Other, net	(37,624)	(38,308)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(23,845)	(21,617)
Inventories	(172,363)	(258,959)
Other assets	27,954	(114,971)
Accounts payable	(69,650)	(79,995)
Accrued expenses	(157,805)	13,718
Income taxes payable	213,856	(36,563)
Deferred revenue	880,033	741,234
Other liabilities	2,797	17,713
Net cash provided by operating activities	$2,925,214	$2,198,207
The accompanying notes are an integral part of the consolidated financial statements.
EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the six months ended June 30, 2012:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2012	2,048,890	$20,489	$3,405,513	$16,120,621	$(235,009)	$968,089	$20,279,703
Stock issued through stock option and stock purchase plans	22,405	224	299,397	—	—	—	299,621
Tax benefit from stock options exercised	—	—	183,572	—	—	—	183,572
Restricted stock grants, cancellations and withholdings, net	4,979	50	(66,891)	—	—	—	(66,841)
Repurchase of common stock	(9,899)	(99)	(259,899)	—	—	—	(259,998)
EMC purchase of VMware stock	—	—	(82,440)	—	—	(12,499)	(94,939)
Stock options issued in business acquisitions	—	—	1,369	—	—	—	1,369
Stock-based compensation	—	—	424,650	—	—	—	424,650
Impact from equity transactions of VMware, Inc.	—	—	(172,315)	—	—	66,895	(105,420)
Change in market value of investments	—	—	—	—	43,289	365	43,654
Change in market value of derivatives	—	—	—	—	(3,689)	56	(3,633)
Translation adjustment	—	—	—	—	(7,697)	—	(7,697)
Convertible debt conversions and warrant settlement	32,345	323	(1,025)	—	—	—	(702)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	30,636	—	—	—	30,636
Net income	—	—	—	1,236,356	—	79,041	1,315,397
Balance, June 30, 2012	2,098,720	$20,987	$3,762,567	$17,356,977	$(203,106)	$1,101,947	$22,039,372
For the six months ended June 30, 2011:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,069,246	$20,692	$4,283,830	$13,659,284	$(92,617)	$762,736	$18,633,925
Stock issued through stock option and stock purchase plans	32,446	325	422,181	—	—	—	422,506
Tax benefit from stock options exercised	—	—	288,841	—	—	—	288,841
Restricted stock grants, cancellations and withholdings, net	4,826	48	(70,798)	—	—	—	(70,750)
Repurchase of common stock	(41,572)	(416)	(1,099,581)	—	—	—	(1,099,997)
EMC purchase of VMware stock	—	—	(89,727)	—	—	(10,203)	(99,930)
Stock option issued in business acquisitions	—	—	3,224	—	—	—	3,224
Stock-based compensation	—	—	426,111	—	—	—	426,111
Impact from equity transactions of VMware, Inc.	—	—	(222,787)	—	—	70,229	(152,558)
Change in market value of investments	—	—	—	—	(9,782)	(3,467)	(13,249)
Change in market value of derivatives	—	—	—	—	(16,955)	—	(16,955)
Translation adjustment	—	—	—	—	25,757	—	25,757
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	59,322	—	—	—	59,322
Net income	—	—	—	1,023,642	—	70,539	1,094,181
Balance, June 30, 2011	2,064,946	$20,649	$4,000,616	$14,682,926	$(93,597)	$889,834	$19,500,428

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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and six-month periods ended June 30, 2012 and 2011.
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
Adjustments for Immaterial Prior Period Accounting Error
During the three months ended June 30, 2012, we determined that since VMware’s initial public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and understatement of our additional paid-in capital of $352.6 million in our December 31, 2011 consolidated balance sheet and an understatement of additional paid-in capital of $407.2 million in our statement of shareholders’ equity for the six months ended June 30, 2011.  These corrections are reflected in the consolidated balance sheets as of December 31, 2011 and in the statements of shareholders’ equity for the six months ended June 30, 2012 and 2011 and are not material to the consolidated balance sheets or statements of shareholders’ equity for the years ended December 31, 2011, 2010, 2009, 2008 or 2007 or any related interim periods. In addition, the error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $467.1 million in our December 31, 2010 consolidated balance sheet and statement of shareholders’ equity and an understatement of additional paid-in capital of $499.6 million in our statement of shareholders’ equity at December 31, 2009. These adjusted prior-period balances will be reflected in our future filings.
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

2.  Non-controlling Interest in VMware, Inc.
The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $1,101.9 million and $968.1 million as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 79% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Net income attributable to EMC Corporation	$1,236,356	$1,023,642
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	77,477	112,736
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(249,792)	(335,523)
Net transfers (to) from non-controlling interest	(172,315)	(222,787)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,064,041	$800,855

3.   Business Combinations, Intangibles and Goodwill

During the six months ended June 30, 2012, we acquired five companies. We acquired all of the outstanding capital stock of Likewise Software, a provider of technology for managing cross-platform access to data files and software for managing unstructured data; Pivotal Labs, a provider of services and technology to build Big Data applications; XtremIO, a provider of Flash enterprise storage systems; and Watch4Net, a provider of enterprise and carrier-class performance management software. These acquisitions complement and expand our Information Storage segment. We also acquired all of the outstanding capital stock of Syncplicity, a provider of cloud-based synch and share file management which complements and expands our Information Intelligence Group segment. In connection with our acquisitions, we had adjustments to the fair value of previously held interests in XtremIO of $31.6 million which were recognized in other income. Additionally, during the six months ended June 30, 2012, VMware acquired three companies. The aggregate consideration for these eight acquisitions was $629.0 million which consisted of $624.5 million of cash consideration, net of cash acquired and $4.5 million for the fair value of our stock options granted in exchange for the acquirees’ stock options.

The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles and net liabilities was approximately $508.2 million, $133.0 million and $12.2 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three or six months ended June 30, 2012 or 2011.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets, excluding goodwill, as of June 30, 2012 and December 31, 2011 consist of (tables in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,789,523	$(1,104,879)	$684,644
Patents	225,146	(79,516)	145,630
Software licenses	93,145	(86,279)	6,866
Trademarks and tradenames	174,791	(102,920)	71,871
Customer relationships and customer lists	1,352,865	(665,439)	687,426
In-process research and development	19,000	—	19,000
Leasehold interest	146,757	(4,688)	142,069
Other	25,822	(25,196)	626
Total intangible assets, excluding goodwill	$3,827,049	$(2,068,917)	$1,758,132

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,620,977	$(1,020,356)	$600,621
Patents	225,146	(72,078)	153,068
Software licenses	90,093	(83,999)	6,094
Trademarks and tradenames	172,851	(93,636)	79,215
Customer relationships and customer lists	1,329,775	(597,117)	732,658
In-process research and development	43,900	—	43,900
Leasehold interest	146,757	(2,524)	144,233
Other	30,149	(23,823)	6,326
Total intangible assets, excluding goodwill	$3,659,648	$(1,893,533)	$1,766,115

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the six months ended June 30, 2012 and the year ended December 31, 2011 consist of (tables in thousands):

	Six Months Ended June 30, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970
Goodwill resulting from acquisitions	422,941	14,462	—	70,798	508,201
Finalization of purchase price allocations	(406)	—	(5,128)	(2,810)	(8,344)
Balance, end of the period	$7,456,500	$1,483,678	$1,843,988	$1,870,661	$12,654,827

	Year Ended December 31, 2011
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650
Goodwill resulting from acquisitions	—	—	187,445	188,395	375,840
Tax deduction from exercise of stock options	(73)	(852)	(95)	—	(1,020)
Finalization of purchase price allocations	4,697	2,165	(1,447)	2,085	7,500
Balance, end of the year	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970

4.  Convertible Debt

In November 2006, we issued our $1,725 million 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our $1,725 million 1.75% convertible senior notes due 2013 (the “2013 Notes”) for total gross proceeds of $3.45 billion. The 2011 Notes and 2013 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.

The 2011 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2011 Notes at the end of 2011. Pursuant to the settlement terms, the majority of the converted 2011 Notes were not settled until January 9, 2012. At that time, we paid the noteholders $1,699.8 million in cash for the outstanding principal and 29.5 million shares for the $661.4 million in excess of the conversion value over the principal amount, as prescribed by the terms of the 2011 Notes.

The holders of the 2013 Notes may convert their 2013 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding September 1, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per 2013 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain events specified in the 2013 Notes. Additionally, the 2013 Notes will become convertible during the last six months prior to their maturity.

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

At June 30, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes became convertible at the option of the holder through September 30, 2012. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes were classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Consequently, the 2013 Notes might not be convertible in future quarters and therefore the 2013 Notes may be reclassified as long-term debt if the contingent conversion thresholds are not met. Approximately $14.7 million of the 2013 Notes have been converted as of June 30, 2012.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of June 30, 2012 was $1,621.6 million and the fair value was $2,702.2 million. The carrying amount of the equity component of the 2013 Notes was $190.5 million at June 30, 2012. As of June 30, 2012, the unamortized discount on the 2013 Notes consists of $88.7 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the three months ended June 30, 2012 and 2011.

The following tables represent the key components of our interest expense on convertible debt (table in thousands):

	For the Three Months Ended
	June 30, 2012	June 30, 2011
Contractual interest expense on the coupon	$7,422	$15,094
Amortization of the discount component recognized as interest expense	14,954	29,959
Total interest expense on the convertible debt	$22,376	$45,053

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Contractual interest expense on the coupon	$14,945	$30,188
Amortization of the discount component recognized as interest expense	29,654	59,322
Total interest expense on the convertible debt	$44,599	$89,510
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

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391.1 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. During the first quarter of 2012, the exercised warrants were settled with 32.3 million shares of our common stock.

The Purchased Options and associated warrants will generally have the effect of increasing the conversion price of the 2013 Notes to approximately $19.55 per share of our common stock, representing an approximate 55% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the 2013 Notes.
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011 when our 2011 Notes were scheduled to become due. As such, the unrealized loss on these hedges was recognized in other comprehensive loss. In November 2011, we settled these swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. In April 2012, we settled these swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item. Realized losses on the replaced interest rate swap contracts at the time of settlements of $141.0 million and $23.0 million in November 2011 and April 2012, respectively, were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

In June 2012, management changed its forecast date for the issuance of debt from 2012 to the first quarter of 2014. Consequently, hedge accounting effectively ceased as the terms of the swaps no longer matched the terms of the underlying hedged item resulting in changes in the fair value of the swaps being recorded in the consolidated income statement. The swaps were subsequently re-designated as cash flow hedges and achieved hedge accounting. The change in the forecasted timeframe for the issuance of debt resulted in certain previously-anticipated hedge interest payments no longer being expected to occur within the window covered by the hedge designation. As a result, $39.5 million of accumulated realized losses in other comprehensive income related to these previously-anticipated interest payments was reclassified from other comprehensive income and recognized in the consolidated income statements for the three and six months ended June 30, 2012.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At June 30, 2012, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At June 30, 2012 and December 31, 2011, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at June 30, 2012 and December 31, 2011 (tables in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,301,054	$9,614	$(1,231)	$2,309,437
U.S. corporate debt securities	1,498,162	9,087	(642)	1,506,607
High yield corporate debt securities	442,573	22,658	(2,844)	462,387
Asset-backed securities	39,898	85	(11)	39,972
Municipal obligations	1,217,070	2,860	(852)	1,219,078
Auction rate securities	80,706	—	(6,810)	73,896
Foreign debt securities	1,192,128	6,351	(551)	1,197,928
Total fixed income securities	6,771,591	50,655	(12,941)	6,809,305
Publicly traded equity securities	46,433	57,955	(633)	103,755
Total	$6,818,024	$108,610	$(13,574)	$6,913,060
We held approximately $1.2 billion in foreign debt securities at June 30, 2012. These securities have an average credit rating of AA-, and approximately 6% of these securities are deemed sovereign debt with an average credit rating of AA. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal or Spain. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,662,937	$—	$—	$1,662,937
Cash equivalents	2,265,587	64,494	—	2,330,081
U.S. government and agency obligations	1,335,207	974,230	—	2,309,437
U.S. corporate debt securities	—	1,506,607	—	1,506,607
High yield corporate debt securities	—	462,387	—	462,387
Asset-backed securities	—	39,972	—	39,972
Municipal obligations	—	1,219,078	—	1,219,078
Auction rate securities	—	—	73,896	73,896
Foreign debt securities	—	1,197,928	—	1,197,928
Publicly traded equity securities	103,755	—	—	103,755
Total cash and investments	$5,367,486	$5,464,696	$73,896	$10,906,078
Other items:
Strategic investments held at cost	$—	$—	$204,963	$204,963
Convertible debt	—	(2,702,220)	—	(2,702,220)
Foreign exchange derivative assets	—	26,955	—	26,955
Foreign exchange derivative liabilities	—	(35,865)	—	(35,865)
Commodity derivative liabilities	—	(3,371)	—	(3,371)
Interest rate swap contracts	—	(30,207)	—	(30,207)
Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $16.1 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.
To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of June 30, 2012, the coupon rates used ranged from 0% to 4% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at June 30, 2012. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the discount margin was 1% at June 30, 2012 compared to 2% at December 31, 2011 due to the narrowing of credit spreads on AA-rated banks during 2012.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three and six months ended June 30, 2012 (table in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance, beginning of the period	$78,397	$74,596
Calls at par value	—	(225)
Other-than-temporary impairment loss	(1,969)	(1,969)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	(2,532)	1,494
Balance, end of the period	$73,896	$73,896

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
We perform a fair value calculation of our strategic investments held at cost on a quarterly basis using the most currently available information. To determine the estimated fair value of private strategic investments held at cost we use a combination of several valuation techniques including discounted cash flow models, acquisition comparables and trading comparables. In addition, we evaluate the impact of pre- and post-money valuations of recent financing events and the impact of those on our fully diluted ownership percentages, and we consider any available information regarding the issuer’s historical and forecasted performance as well as market comparables and conditions. The fair value of these investments is considered in our review for impairment if any events and changes in circumstances occur that might have a significant adverse effect on their value.

Investment Losses

Unrealized losses on investments at June 30, 2012 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$821,950	$(1,170)	$8,029	$(61)	$829,979	$(1,231)
U.S. corporate debt securities	377,330	(642)	—	—	377,330	(642)
High yield corporate debt securities	63,023	(2,793)	2,225	(51)	65,248	(2,844)
Asset-backed securities	9,393	(10)	5	(1)	9,398	(11)
Municipal obligations	418,354	(852)	—	—	418,354	(852)
Auction rate securities	—	—	73,896	(6,810)	73,896	(6,810)
Foreign debt securities	259,385	(551)	—	—	259,385	(551)
Publicly traded equity securities	1,293	(633)	—	—	1,293	(633)
Total	$1,950,728	$(6,651)	$84,155	$(6,923)	$2,034,883	$(13,574)
For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2012, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual Maturities
The contractual maturities of fixed income securities held at June 30, 2012 are as follows (table in thousands):

	June 30, 2012
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,651,057	$1,654,507
Due after 1 year through 5 years	4,346,582	4,367,732
Due after 5 years through 10 years	429,524	446,114
Due after 10 years	344,428	340,952
Total	$6,771,591	$6,809,305
Short-term investments on the consolidated balance sheet include a $5.7 million variable rate note which has a contractual maturity in 2014, and is not classified within investments due within one year above.

6.  Inventories
Inventories consist of (table in thousands):

	June 30, 2012	December 31, 2011
Work-in-process	$509,865	$492,064
Finished goods	519,618	517,904
	$1,029,483	$1,009,968
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
The contractual amounts due under the leases we retained as of June 30, 2012 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$125,730
Due within two years	105,745
Due within three years	96,399
Thereafter	708
Total	328,582
Less amounts representing interest	(6,009)
Present value	322,573
Current portion (included in accounts and notes receivable)	123,667
Long-term portion (included in other assets, net)	$198,906
Subsequent to June 30, 2012, we sold $35.0 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of June 30, 2012, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the six months ended June 30, 2012 and 2011 (table in thousands):

	June 30, 2012	June 30, 2011
Balance, beginning of the period	$24,247	$44,661
Recoveries	(13,238)	(21,023)
Provisions	5,619	8,292
Balance, end of the period	$16,628	$31,930

Gross lease receivables totaled $328.6 million and $272.3 million as of June 30, 2012 and 2011, respectively, before the allowance. The components of these balances were individually evaluated for impairment.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in thousands):

	June 30, 2012	December 31, 2011
Furniture and fixtures	$187,004	$180,800
Equipment and software	4,988,061	4,680,118
Buildings and improvements	1,794,671	1,748,214
Land	117,566	117,513
Building construction in progress	153,880	146,650
	7,241,182	6,873,295
Accumulated depreciation	(4,299,072)	(4,040,146)
	$2,942,110	$2,833,149
Building construction in progress at June 30, 2012 includes $66.5 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
VCE Company LLC
In 2009, Cisco and EMC formed VCE Company LLC (“VCE”). VMware and Intel are also investors in VCE. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of June 30, 2012, we have contributed $548.0 million in funding and $12.4 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity. In July 2012, we funded VCE an additional $111.0 million.
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
Our portion of VCE’s gains and losses is recognized in other income (expense), net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63.2% for the three and six months ended June 30, 2012 and 2011. As of June 30, 2012, we have recorded net accumulated losses from VCE of $368.3 million since inception, of which $59.5 million and $115.0 million were recorded in the three and six months ended June 30, 2012, respectively, and $46.6 million and $88.4 million were recorded in the three and six months ended June 30, 2011, respectively.
We recognized $72.4 million and $22.2 million in revenue from sales of product and services to VCE during the three months ended June 30, 2012 and 2011, respectively, and $141.0 million and $44.5 million for the six months ended June 30, 2012 and 2011, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $25.6 million and $27.0 million as of June 30, 2012 and December 31, 2011, respectively, which is included in other current assets in the consolidated balance sheets.

10.   Accrued Expenses
Accrued expenses consist of (table in thousands):

	June 30, 2012	December 31, 2011
Salaries and benefits	$886,315	$961,587
Product warranties	262,059	254,554
Partner rebates	158,182	167,813
Restructuring, current (See Note 13)	68,561	61,541
Derivatives	76,337	50,963
Other	869,200	858,521
	$2,320,654	$2,354,979
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and six months ended June 30, 2012 and 2011 (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance, beginning of the period	$263,181	$243,634	$254,554	$236,131
Provision	39,802	42,415	88,055	88,240
Amounts charged to the accrual	(40,924)	(37,654)	(80,550)	(75,976)
Balance, end of the period	$262,059	$248,395	$262,059	$248,395
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
11.   Income Taxes
Our effective income tax rates were 23.7% and 23.5% for the three and six months ended June 30, 2012, respectively. Our effective income tax rates were 22.6% and 21.2% for the three and six months ended June 30, 2011, respectively. Our effective income tax rate is based upon estimated income before tax for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2012 and 2011, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate.

Our effective income tax rate increased in the three and six months ended June 30, 2012 from the three and six months ended June 30, 2011 due primarily to the expiration of the U.S. federal research and development tax credit for 2012. The U.S.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

federal research and development tax credit reduced our effective income tax rate by approximately 1.8% for the three and six months ended June 30, 2011. There were also differences in composition of income before tax in different countries, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

During the three months ended June 30, 2012, we determined that since VMware’s initial public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 million in our December 31, 2011 consolidated balance sheet and an understatement of additional paid-in capital of $407.2 million in our statement of shareholders’ equity for the six months ended June 30, 2011.  These corrections did not impact our income tax provision in any current or prior period. See Note 1.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS is expected to commence a federal income tax audit for the tax years of 2009 and 2010 in the third quarter of 2012. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions and/or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.
12.   Stockholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income attributable to EMC Corporation	$649,514	$546,494	$1,236,356	$1,023,642
Incremental dilution from VMware	(2,596)	(4,404)	(5,540)	(7,320)
Net income – dilution attributable to EMC Corporation	$646,918	$542,090	$1,230,816	$1,016,322
Denominator:
Weighted average shares, basic	2,096,378	2,060,748	2,082,103	2,063,427
Weighted common stock equivalents	42,025	57,936	43,921	58,840
Assumed conversion of the 2013 Notes and associated warrants	69,272	147,781	78,886	140,041
Weighted average shares, diluted	2,207,675	2,266,465	2,204,910	2,262,308
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the six months ended June 30, 2012. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 3.1 million and 3.9 million for the three and six months ended June 30, 2012, respectively, and 12.6 million and 14.2 million for the three and six months ended June 30, 2011, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repurchases of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the six months ended June 30, 2012, we spent $260.0 million to repurchase 9.9 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 205.7 million shares at a total cost of $4.0 billion, leaving a remaining balance of 44.3 million shares authorized for future repurchases. We plan to spend up to $700.0 million in 2012 on common stock repurchases.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(18,477)	$(10,780)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(4,771) and $(8,492)	(8,803)	(15,044)
Unrealized gains on investments, net of taxes of $40,589 and $18,343	68,021	30,608
Unrealized losses on derivatives, net of tax benefits of $(62,978) and $(62,210)	(104,079)	(100,446)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(81,798) and $(81,798)	(139,108)	(139,108)
	(202,446)	(234,770)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(660)	(239)
	$(203,106)	$(235,009)
13.   Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2012, we incurred restructuring and acquisition-related charges of $27.6 million and $53.5 million, respectively. For the three and six months ended June 30, 2011, we incurred restructuring and acquisition-related charges of $21.2 million and $48.1 million, respectively. For the three and six months ended June 30, 2012, we incurred $23.6 million and $47.8 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $4.0 million and $5.7 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2011, we incurred $17.9 million and $41.2 million, respectively, of restructuring charges, primarily related to our 2011 restructuring programs and $3.3 million and $6.9 million, respectively, of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first and second quarters of 2012, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 298 and 279 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed within a year of the start of each program.

During 2011, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 787 positions, of which 205 positions were identified in the three months ended June 30, 2011. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2012.

For the three and six months ended June 30, 2012, we recognized $4.6 million and $8.3 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. For the three and six months ended June 30, 2011, we recognized $3.8 million and $22.4 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

The activity for the restructuring programs is presented below (tables in thousands):
Three Months Ended June 30, 2012

2012 Programs
Category	Balance as of March 31, 2012	2012 Charges	Utilization	Balance as of June 30, 2012
Workforce reductions	$20,642	$22,388	$(9,122)	$33,908
Consolidation of excess facilities	608	4,245	(1,927)	2,926
Total	$21,250	$26,633	$(11,049)	$36,834

Other Programs
Category	Balance as of March 31, 2012	Adjustments to the Provision	Utilization	Balance as of June 30, 2012
Workforce reductions	$31,312	$(3,363)	$(7,798)	$20,151
Consolidation of excess facilities and other contractual obligations	28,181	374	(2,931)	25,624
Total	$59,493	$(2,989)	$(10,729)	$45,775
Six Months Ended June 30, 2012

2012 Programs
Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of June 30, 2012
Workforce reductions	$—	$45,736	$(11,828)	$33,908
Consolidation of excess facilities	—	5,563	(2,637)	2,926
Total	$—	$51,299	$(14,465)	$36,834

Other Programs
Category	Balance as of December 31, 2011	Adjustments to the Provision	Utilization	Balance as of June 30, 2012
Workforce reductions	$49,863	$(6,239)	$(23,473)	$20,151
Consolidation of excess facilities and other contractual obligations	30,112	2,763	(7,251)	25,624
Total	$79,975	$(3,476)	$(30,724)	$45,775
Three Months Ended June 30, 2011

Category	Balance as of March 31, 2011	2011 Charges	Utilization	Balance as of June 30, 2011
Workforce reductions	$36,288	$14,135	$(13,861)	$36,562
Consolidation of excess facilities and other contractual obligations	35,916	3,763	(4,293)	35,386
Total	$72,204	$17,898	$(18,154)	$71,948

Six Months Ended June 30, 2011

Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of June 30, 2011
Workforce reductions	$53,946	$18,775	$(36,159)	$36,562
Consolidation of excess facilities and other contractual obligations	27,818	22,422	(14,854)	35,386
Total	$81,764	$41,197	$(51,013)	$71,948

14.   Commitments and Contingencies
Line of Credit
We have available for use a credit line of $50.0 million in the United States. As of June 30, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2012, we were in compliance with the covenants.
RSA Special Charge
In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. As of June 30, 2012, we have substantially completed the remediation efforts and concluded that no additional material losses related to the remediation efforts are reasonably possible. Accordingly, we released the excess reserve against cost of sales during the three months ended June 30, 2012.
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
15.   Segment Information
We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense, acquisition-related intangible asset amortization expense and transition costs. Additionally, in certain instances, infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative, and other income associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the corporate level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.
Our segment information for the three and six months ended June 30, 2012 and 2011 is as follows (tables in thousands, except percentages):

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2012
Revenues:
Product revenues	$2,512,914	$45,497	$103,458	$2,661,869	$516,868	$—	$3,178,737
Services revenues	1,304,311	107,276	117,312	1,528,899	603,757	—	2,132,656
Total consolidated revenues	3,817,225	152,773	220,770	4,190,768	1,120,625	—	5,311,393
Cost of sales	1,638,149	50,436	41,619	1,730,204	136,554	97,242	1,964,000
Gross profit	$2,179,076	$102,337	$179,151	2,460,564	984,071	(97,242)	3,347,393
Gross profit percentage	57.1%	67.0%	81.1%	58.7%	87.8%	—	63.0%
Research and development				371,899	198,729	85,313	655,941
Selling, general and administrative				1,128,312	433,649	154,689	1,716,650
Restructuring and acquisition-related charges				—	—	27,603	27,603
Total costs and expenses				1,500,211	632,378	267,605	2,400,194
Operating income				960,353	351,693	(364,847)	947,199
Other income (expense), net				(28,911)	4,538	(19,152)	(43,525)
Income before provision for income taxes				931,442	356,231	(383,999)	903,674
Income tax provision				275,033	48,810	(109,587)	214,256
Net income				656,409	307,421	(274,412)	689,418
Net income attributable to the non-controlling interest in VMware, Inc.				—	(63,199)	23,295	(39,904)
Net income attributable to EMC Corporation				$656,409	$244,222	$(251,117)	$649,514

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2011
Revenues:
Product revenues	$2,432,702	$44,226	$102,273	$2,579,201	$464,783	$—	$3,043,984
Services revenues	1,135,792	115,646	93,861	1,345,299	456,055	—	1,801,354
Total consolidated revenues	3,568,494	159,872	196,134	3,924,500	920,838	—	4,845,338
Cost of sales	1,575,551	59,220	128,234	1,763,005	132,465	69,581	1,965,051
Gross profit	$1,992,943	$100,652	$67,900	2,161,495	788,373	(69,581)	2,880,287
Gross profit percentage	55.8%	63.0%	34.6%	55.1%	85.6%	—	59.4%
Research and development				318,068	140,338	80,485	538,891
Selling, general and administrative				1,075,046	354,839	145,804	1,575,689
Restructuring and acquisition-related charges				—	—	21,216	21,216
Total costs and expenses				1,393,114	495,177	247,505	2,135,796
Operating income				768,381	293,196	(317,086)	744,491
Other income (expense), net				(8,953)	2,745	26,075	19,867
Income before provision for income taxes				759,428	295,941	(291,011)	764,358
Income tax provision				210,303	31,509	(69,081)	172,731
Net income				549,125	264,432	(221,930)	591,627
Net income attributable to the non-controlling interest in VMware, Inc.				—	(55,311)	10,178	(45,133)
Net income attributable to EMC Corporation				$549,125	$209,121	$(211,752)	$546,494

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2012
Revenues:
Product revenues	$4,967,649	$81,559	$199,947	$5,249,155	$998,439	$—	$6,247,594
Services revenues	2,538,483	216,767	227,340	2,982,590	1,175,587	—	4,158,177
Total consolidated revenues	7,506,132	298,326	427,287	8,231,745	2,174,026	—	10,405,771
Cost of sales	3,267,187	106,368	114,774	3,488,329	264,739	192,093	3,945,161
Gross profit	$4,238,945	$191,958	$312,513	4,743,416	1,909,287	(192,093)	6,460,610
Gross profit percentage	56.5%	64.3%	73.1%	57.6%	87.8%	—	62.1%
Research and development				710,115	377,394	156,249	1,243,758
Selling, general and administrative				2,222,324	838,242	306,281	3,366,847
Restructuring and acquisition-related charges				—	—	53,496	53,496
Total costs and expenses				2,932,439	1,215,636	516,026	4,664,101
Operating income				1,810,977	693,651	(708,119)	1,796,509
Other income (expense), net				(57,413)	11,839	(30,372)	(75,946)
Income before provision for income taxes				1,753,564	705,490	(738,491)	1,720,563
Income tax provision				495,486	111,779	(202,099)	405,166
Net income				1,258,078	593,711	(536,392)	1,315,397
Net income attributable to the non-controlling interest in VMware, Inc.				—	(121,787)	42,746	(79,041)
Net income attributable to EMC Corporation				$1,258,078	$471,924	$(493,646)	$1,236,356

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2011
Revenues:
Product revenues	$4,816,713	$85,358	$189,453	$5,091,524	$883,719	$—	$5,975,243
Services revenues	2,191,258	225,689	180,935	2,597,882	879,831	—	3,477,713
Total consolidated revenues	7,007,971	311,047	370,388	7,689,406	1,763,550	—	9,452,956
Cost of sales	3,149,802	116,925	208,153	3,474,880	259,755	138,983	3,873,618
Gross profit	$3,858,169	$194,122	$162,235	4,214,526	1,503,795	(138,983)	5,579,338
Gross profit percentage	55.1%	62.4%	43.8%	54.8%	85.3%	—	59.0%
Research and development				616,201	263,999	160,799	1,040,999
Selling, general and administrative				2,080,310	689,428	301,882	3,071,620
Restructuring and acquisition-related charges				—	—	48,109	48,109
Total costs and expenses				2,696,511	953,427	510,790	4,160,728
Operating income				1,518,015	550,368	(649,773)	1,418,610
Other income (expense), net				(32,946)	4,269	(1,382)	(30,059)
Income before provision for income taxes				1,485,069	554,637	(651,155)	1,388,551
Income tax provision				382,517	80,762	(168,909)	294,370
Net income				1,102,552	473,875	(482,246)	1,094,181
Net income attributable to the non-controlling interest in VMware, Inc.				—	(96,990)	26,451	(70,539)
Net income attributable to EMC Corporation				$1,102,552	$376,885	$(455,795)	$1,023,642
Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
United States	$2,856,914	$2,507,142	$5,490,308	$4,878,174
Europe, Middle East and Africa	1,400,339	1,407,571	2,864,631	2,794,354
Asia Pacific and Japan	747,561	654,301	1,459,254	1,249,365
Latin America, Mexico and Canada	306,579	276,324	591,578	531,063
Total	$5,311,393	$4,845,338	$10,405,771	$9,452,956
No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2012 or 2011.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,730.8 million at June 30, 2012 and $3,622.8 million at December 31, 2011. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $627.8 million at June 30, 2012 and $616.5 million at December 31, 2011. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at June 30, 2012 or December 31, 2011.

16.  Subsequent Events

In July 2012, VMware entered into a definitive agreement to acquire Nicira, Inc. (“Nicira”), a developer of software-defined networking solutions, for approximately $1,050.0 million in cash plus approximately $210.0 million of assumed unvested equity awards. The acquisition is subject to regulatory approvals and other customary closing conditions. The parties expect the acquisition to close during the second half of 2012. The acquisition has been approved by the boards of directors of both VMware and Nicira and the stockholders of Nicira.

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
Our go-to-market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help customers transition to Cloud Computing and benefit from Big Data. Additionally, momentum continues to build at VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel, with their Vblock converged infrastructure product for building out cloud data centers.
VMware Virtual Infrastructure
VMware’s financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, end-user devices and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere in 2009, VMware has introduced more products that build on the vSphere foundation including VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. VMware plans to continue to introduce additional products in the future. Additionally, VMware has made, and expects to continue to make, acquisitions designed to strengthen its product offerings or extend its strategy to deliver solutions that can be hosted at customer data centers or at service providers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

On a consolidated basis, our comprehensive portfolio of best-of-breed highly integrated solutions, wealth of experience and proven track record will allow us to leverage our strengths and position us to capitalize on the evolving trends of Cloud Computing, Big Data and Trust through 2012. As a result, we believe we will grow faster than the markets we serve in 2012 while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.
RESULTS OF OPERATIONS
Revenues
The following tables present revenue by our segments:

	For the Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
Information Storage	$3,817.2	$3,568.5	$248.7	7.0%
Information Intelligence Group	152.8	159.9	(7.1)	(4.4)
RSA Information Security	220.8	196.1	24.7	12.6
VMware Virtual Infrastructure	1,120.6	920.8	199.8	21.7
Total revenues	$5,311.4	$4,845.3	$466.1	9.6%

	For the Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
Information Storage	$7,506.1	$7,008.0	$498.1	7.1%
Information Intelligence Group	298.3	311.0	(12.7)	(4.1)
RSA Information Security	427.3	370.4	56.9	15.4
VMware Virtual Infrastructure	2,174.0	1,763.6	410.4	23.3
Total revenues	$10,405.8	$9,453.0	$952.8	10.1%
Consolidated product revenues increased 4.4% and 4.6% to $3,178.7 and $6,247.6 for the three and six months ended June 30, 2012, respectively. The consolidated product revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue was due to continued higher demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures and analyze and protect the data within their data centers.
The Information Storage segment’s product revenues increased 3.3% and 3.1% to $2,512.9 and $4,967.6 for the three and six months ended June 30, 2012, respectively. Within the networked storage platforms portfolio, which includes our high-end and mid-tier storage platform products, product revenues increased 6.7% and 7.8% for the three and six months ended June 30, 2012, respectively. Within the high-end of the Information Storage segment, product revenues increased 2.8% and decreased 3.7% for the three and six months ended June 30, 2012, respectively. The increase in revenues for the three months ended June 30, 2012 was largely due to a refresh of the VMAX systems announced in May 2012 as approximately one third of our VMAX family revenues in the three months ended June 30, 2012 related to these updated offerings. The decrease in revenues for the six months ended June 30, 2012 was primarily driven by the strong growth in the six months ended June 30, 2011 associated with the introduction of FAST VP in conjunction with VMAX in the first quarter of 2011. Within the mid-tier of the Information Storage segment, which includes the VNX family, Backup and Recovery Systems, EMC Isilon and EMC Atmos, product revenues increased 9.6% and 17.3% for the three and six months ended June 30, 2012, respectively. Our VNX family continued to grow as a result of the continued demand from customers seeking storage solutions that are simple, efficient and highly integrated with other EMC and third party products. Our Backup and Recovery Systems division delivered strong year over year growth driven by the performance of our portfolio of backup products including EMC Data Domain and EMC Avamar. The scale-out file offering from EMC Isilon continues to deliver strong revenue growth as customers seek solutions to accommodate the growth of unstructured data. Finally, our EMC Greenplum Big Data analytics solutions portfolio continued to experience strong demand from new customers as well as repeat customers adding on to their existing analytics implementations.
The VMware Virtual Infrastructure segment’s product revenues increased 11.2% and 13.0% to $516.9 and $998.4 for the three and six months ended June 30, 2012, respectively. VMware’s license revenues increased in the second quarter of 2012

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

primarily due to global demand across their product offerings. During the three months ended June 30, 2012 and 2011, respectively, ELAs comprised 29% and 26% of total sales and during the six months ended June 30, 2012 and 2011, respectively, ELAs comprised 26% and 24% of total sales.
The RSA Information Security segment’s product revenues increased 1.2% and 5.5% to $103.5 and $199.9 for the three and six months ended June 30, 2012, respectively. The increase in product revenues was primarily attributable to increased demand for our Security Management and Compliance products.
The Information Intelligence Group segment’s product revenues increased 2.9% and decreased 4.5% to $45.5 and $81.6 for the three and six months ended June 30, 2012, respectively. The increase in product revenues during the three months ended June 30, 2012 was primarily attributable to investments in the business including a roll out of vertical specific offerings. The decrease in product revenues during the six months ended June 30, 2012 was largely due to changing customer demand, primarily in the first quarter of 2012. The Information Intelligence Group segment continues to evolve to meet the buying preferences of today’s content management customers by transitioning to lighter-weight, content-enabled applications using modern virtualized frameworks.
Consolidated services revenues increased 18.4% and 19.6% to $2,132.7 and $4,158.2 for the three and six months ended June 30, 2012, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased demand for maintenance-related services. In addition, we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.
The Information Storage segment’s services revenues increased 14.8% and 15.8% to $1,304.3 and $2,538.5 for the three and six months ended June 30, 2012, respectively. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with increased sales in storage products as well as increased maintenance renewals. In addition, a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications also contributed to the increase in services revenues.
The VMware Virtual Infrastructure segment’s services revenues increased 32.4% and 33.6% to $603.8 and $1,175.6 for the three and six months ended June 30, 2012, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In the three months ended June 30, 2012, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.
The RSA Information Security segment’s services revenues increased 25.0% and 25.6% to $117.3 and $227.3 for the three and six months ended June 30, 2012, respectively. Services revenues increased due to an increase in maintenance revenues and professional services resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues decreased 7.2% and 4.0% to $107.3 and $216.8 for the three and six months ended June 30, 2012, respectively.
Consolidated revenues by geography were as follows:

	For the Three Months Ended
	June 30, 2012	June 30, 2011	% Change

United States	$2,856.9	$2,507.1	14.0%
Europe, Middle East and Africa	1,400.3	1,407.6	(0.5)
Asia Pacific and Japan	747.6	654.3	14.3
Latin America, Mexico and Canada	306.6	276.3	11.0
Total revenues	$5,311.4	$4,845.3	9.6%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2012	June 30, 2011	% Change

United States	$5,490.3	$4,878.2	12.5%
Europe, Middle East and Africa	2,864.6	2,794.4	2.5
Asia Pacific and Japan	1,459.3	1,249.4	16.8
Latin America, Mexico and Canada	591.6	531.1	11.4
Total revenues	$10,405.8	$9,453.0	10.1%
Revenues increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 in all of our geographic markets, excluding Europe, Middle East and Africa.
Changes in exchange rates negatively impacted revenue growth by 2.1% and 1.3% for the three and six months ended June 30, 2012, respectively. The impact of the change in rates was most significant in the Euro zone for the three and six months ended June 30, 2012.

Costs and Expenses
The following tables present our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Cost of revenue:
Information Storage	$1,638.1	$1,575.6	$62.5	4.0%
Information Intelligence Group	50.4	59.2	(8.8)	(14.9)
RSA Information Security	41.6	128.2	(86.6)	(67.6)
VMware Virtual Infrastructure	136.6	132.5	4.1	3.1
Corporate reconciling items	97.2	69.6	27.6	39.7
Total cost of revenue	1,964.0	1,965.1	(1.1)	(0.1)
Gross margins:
Information Storage	2,179.1	1,992.9	186.2	9.3
Information Intelligence Group	102.3	100.7	1.6	1.6
RSA Information Security	179.2	67.9	111.3	163.9
VMware Virtual Infrastructure	984.1	788.4	195.7	24.8
Corporate reconciling items	(97.2)	(69.6)	(27.6)	39.7
Total gross margin	3,347.4	2,880.3	467.1	16.2
Operating expenses:
Research and development(1)	655.9	538.9	117.0	21.7
Selling, general and administrative(2)	1,716.7	1,575.7	141.0	8.9
Restructuring and acquisition-related charges	27.6	21.2	6.4	30.2
Total operating expenses	2,400.2	2,135.8	264.4	12.4
Operating income	947.2	744.5	202.7	27.2
Investment income, interest expense and other expenses, net	(43.5)	19.9	(63.4)	(318.6)
Income before income taxes	903.7	764.4	139.3	18.2
Income tax provision	214.3	172.7	41.6	24.1
Net income	689.4	591.6	97.8	16.5
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39.9)	(45.1)	5.2	(11.5)
Net income attributable to EMC Corporation	$649.5	$546.5	$103.0	18.8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
Cost of revenue:
Information Storage	$3,267.2	$3,149.8	$117.4	3.7%
Information Intelligence Group	106.4	116.9	(10.5)	(9.0)
RSA Information Security	114.8	208.2	(93.4)	(44.9)
VMware Virtual Infrastructure	264.7	259.8	4.9	1.9
Corporate reconciling items	192.1	139.0	53.1	38.2
Total cost of revenue	3,945.2	3,873.6	71.6	1.8
Gross margins:
Information Storage	4,238.9	3,858.2	380.7	9.9
Information Intelligence Group	192.0	194.1	(2.1)	(1.1)
RSA Information Security	312.5	162.2	150.3	92.7
VMware Virtual Infrastructure	1,909.3	1,503.8	405.5	27.0
Corporate reconciling items	(192.1)	(139.0)	(53.1)	38.2
Total gross margin	6,460.6	5,579.3	881.3	15.8
Operating expenses:
Research and development(3)	1,243.8	1,041.0	202.8	19.5
Selling, general and administrative(4)	3,366.8	3,071.6	295.2	9.6
Restructuring and acquisition-related charges	53.5	48.1	5.4	11.2
Total operating expenses	4,664.1	4,160.7	503.4	12.1
Operating income	1,796.5	1,418.6	377.9	26.6
Investment income, interest expense and other expenses, net	(75.9)	(30.1)	(45.8)	152.2
Income before income taxes	1,720.6	1,388.6	332.0	23.9
Income tax provision	405.2	294.4	110.8	37.6
Net income	1,315.4	1,094.2	221.2	20.2
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(79.0)	(70.5)	(8.5)	12.1
Net income attributable to EMC Corporation	$1,236.4	$1,023.6	$212.8	20.8%
 ___________

(1)	Amount includes corporate reconciling items of $85.3 and $80.5 for the three months ended June 30, 2012 and 2011, respectively.

(2)	Amount includes corporate reconciling items of $154.7 and $145.8 for the three months ended June 30, 2012 and 2011, respectively.

(3)	Amount includes corporate reconciling items of $156.2 and $160.8 for the six months ended June 30, 2012 and 2011, respectively.

(4)	Amount includes corporate reconciling items of $306.3 and $301.9 for the six months ended June 30, 2012 and 2011, respectively.
Gross Margins
Overall our gross margin percentages were 63.0% and 59.4% for the three months ended June 30, 2012 and 2011, respectively. The increase in the gross margin percentage in the second quarter of 2012 compared to 2011 was attributable to the RSA Information Security segment, which increased overall gross margins by 198 basis points, the VMware Virtual Infrastructure segment, which increased overall gross margins by 144 basis points, the Information Storage segment, which increased overall gross margins by 61 basis points and the Information Intelligence Group segment, which increased overall gross margins by 13 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs, decreased the consolidated gross margin percentage by 57 basis points. Transition costs represent the incremental costs incurred to streamline our current cost structure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Our gross margin percentages were 62.1% and 59.0% for the six months ended June 30, 2012 and 2011, respectively. The increase in the gross margin percentage for the six months ended June 30, 2012 compared to 2011 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 159 basis points, the RSA Information Security segment, which increased overall gross margins by 120 basis points, the Information Storage segment, which increased overall gross margins by 77 basis points and the Information Intelligence Group segment, which increased overall gross margins by 6 basis points. Additionally, the increase in corporate reconciling items decreased the consolidated gross margin percentage by 55 basis points.
For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $27.6 in the corporate reconciling items for the three months ended June 30, 2012 compared to the same period in 2011 was attributable to a $17.7 increase in amortization of VMware’s capitalized software from prior periods, a $6.8 increase in acquisition-related intangible asset amortization expense, a $2.3 increase in transition costs and a $0.8 increase in stock-based compensation expense. The increase of $53.1 in the corporate reconciling items for the six months ended June 30, 2012 compared to the same period in 2011 was attributable to a $36.3 increase in amortization of VMware’s capitalized software from prior periods, a $14.9 increase in acquisition-related intangible asset amortization expense and a $3.5 increase in transition costs, partially offset by a $1.6 decrease in stock-based compensation expense.
The gross margin percentages for the Information Storage segment were 57.1% and 55.8% for the three months ended June 30, 2012 and 2011, respectively, and were 56.5% and 55.1% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2012 compared to the same periods in 2011 was attributable to improved product and service gross margins, driven by a shift in mix towards higher margin products and services, higher sales volume and an improved cost structure.
The gross margin percentages for the VMware Virtual Infrastructure segment were 87.8% and 85.6% for the three months ended June 30, 2012 and 2011, respectively, and were 87.8% and 85.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily attributable to improvements in services gross margins due to growth in maintenance revenue.
The gross margin percentages for the RSA Information Security segment were 81.1% and 34.6% for the three months ended June 30, 2012 and 2011, respectively, and were 73.1% and 43.8% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2012 compared to the same periods in 2011 was due to an increase in product margins. The increase in product margins was primarily due to the one-time impact of RSA remediation associated with working with our customers to implement remediation programs which negatively impacted gross margin in the first quarter of 2011 as well as a release of the excess reserve, which positively impacted gross margin in the second quarter of 2012.
The gross margin percentages for the Information Intelligence Group segment were 67.0% and 63.0% for three months ended June 30, 2012 and 2011, respectively, and were 64.3% and 62.4% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2012 compared to the same periods in 2011 was attributable to an increase in license volumes in the three months ended June 30, 2012 and services margin improvement.
Research and Development
As a percentage of revenues, R&D expenses were 12.3% and 11.1% for the three months ended June 30, 2012 and 2011, respectively, and were 12.0% and 11.0% for the six months ended June 30, 2012 and 2011, respectively. R&D expenses increased $117.1 and $202.8 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and depreciation expense. Personnel-related costs increased by $71.4 and $118.3, infrastructure costs increased by $28.7 and $50.3 and depreciation expense increased by $3.5 and $6.2 for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011. Also increasing these costs was a decrease in capitalized software development costs of $15.6 and $23.9 for the three and six months ended June 30, 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $4.9 and decreased $4.6 for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011. Stock-based compensation expense increased $4.7 and decreased $3.8, intangible asset amortization decreased $1.8 and $3.1 and transition costs increased $2.0 and $2.3 for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.9% and 8.1% for the three months ended June 30, 2012 and 2011, respectively, and were 8.6% and 8.0% for the six months ended June 30, 2012 and 2011, respectively. R&D expenses increased $53.8 and $93.9 for the three and six months ended June 30, 2012, respectively, primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and depreciation expense. Personnel-related costs increased by $34.2 and $62.2, infrastructure costs increased by $22.7 and $41.3 and depreciation expense increased by $4.7 and $8.3 for the three and six months ended June 30, 2012, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $9.8 and $28.9 for the three and six months ended June 30, 2012, respectively. The increase in capitalized software development costs is primarily due to the timing of products reaching technological feasibility.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17.7% and 15.2% for the three months ended June 30, 2012 and 2011, respectively, and were 17.4% and 15.0% for the six months ended June 30, 2012 and 2011, respectively. R&D expenses increased $58.4 and $113.4 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 largely due to increases in personnel-related costs of $30.5 and $57.6 and a decrease in capitalized software development costs of $25.4 and $52.9 as VMware ceased capitalization of software development costs. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. VMware expects its products to be available for general release soon after technological feasibility has been established.
Selling, General and Administrative
As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.3% and 32.5% for the three months ended June 30, 2012 and 2011, respectively, and were 32.4% and 32.5% for the six months ended June 30, 2012 and 2011, respectively. SG&A expenses increased by $141.0 and $295.2 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, commissions and depreciation expense. Personnel-related costs increased by $82.6 and $184.2, commissions increased by $22.5 and $62.7 and depreciation expense increased by $8.9 and $17.9 for the three and six months ended June 30, 2012, respectively.
Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs increased $8.9 and $4.3 for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011. Stock-based compensation expense increased $10.3 and $6.8, intangible asset amortization decreased $3.8 and $5.8 and transition costs increased $2.4 and $3.3 for the three and six months ended June 30, 2012, respectively. The decrease in stock-based compensation expense was primarily due to the significant costs during 2011 related to the Isilon acquisition, which was consummated in the fourth quarter of 2010.
SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.9% and 27.4% for the three months ended June 30, 2012 and 2011, respectively, and were 27.0% and 27.1% for the six months ended June 30, 2012 and 2011, respectively. SG&A expenses increased $53.3 and $142.0 for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, commissions and depreciation expense. Personnel-related costs increased by $15.7 and $67.1, commissions increased by $16.0 and $54.9 and depreciation expense increased by $8.8 and $16.5 for the three and six months ended June 30, 2012, respectively.
SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 38.7% and 38.5% for the three months ended June 30, 2012 and 2011, respectively, and were 38.6% and 39.1% for the six months ended June 30, 2012 and 2011, respectively. SG&A expenses increased $78.8 and $148.8 for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 primarily due to growth in personnel-related expenses driven by incremental headcount as well as an increase in the costs of marketing programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Restructuring and Acquisition-Related Charges
For the three months ended June 30, 2012 and 2011, we incurred restructuring and acquisition-related charges of $27.6 and $21.2, respectively. For the six months ended June 30, 2012 and 2011, we incurred restructuring and acquisition-related charges of $53.5 and $48.1, respectively. For the three and six months ended June 30, 2012, we incurred $23.6 and $47.8, respectively, of restructuring charges, primarily related to our current year restructuring programs and $4.0 and $5.7, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2011, we incurred $17.9 and $41.2, respectively, of restructuring charges, primarily related to our 2011 restructuring programs and $3.3 and $6.9, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.
Investment Income
Investment income was $26.0 and $36.0 for the three months ended June 30, 2012 and 2011, respectively, and $55.4 and $74.2 for the six months ended June 30, 2012 and 2011, respectively. Investment income decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to lower coupon income. For the three months ended June 30, 2012, coupon income was $26.4, partially offset by net realized losses of $1.1. For the six months ended June 30, 2012, coupon income was $52.4 and net realized gains were $1.5. Additionally, coupon income was $28.7 and $60.0 and net realized gains were $6.3 and $13.0 for the three and six months ended June 30, 2011, respectively.
Interest Expense
Interest expense was $18.5 and $46.5 for the three months ended June 30, 2012 and 2011, respectively, and was $36.7 and $91.5 for the six months ended June 30, 2012 and 2011, respectively. Interest expense consists primarily of interest on the 2011 Notes and 2013 Notes. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $15.0 and $30.0 for the three months ended June 30, 2012 and 2011, respectively, and $29.7 and $59.3 for the six months ended June 30, 2012 and 2011, respectively, as we are accreting the 2011 Notes and 2013 Notes to their stated values over their term. See Note 4 to the consolidated financial statements.

Other Income (Expense), Net
Other income (expense), net was $(51.0) and $30.4 for the three months ended June 30, 2012 and 2011, respectively, and was $(94.6) and $(12.8) for the six months ended June 30, 2012 and 2011, respectively. Other expense in 2012 primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, and losses on interest rate swaps, partially offset by our net gains from the sale of strategic investments held at cost, which includes the gain on our investment in XtremIO of $31.6 in the three months ended June 30, 2012. Our consolidated share of the losses from VCE was $59.5 and $46.6 for the three months ended June 30, 2012 and 2011, respectively, and was $115.0 and $88.4 for the six months ended June 30, 2012 and 2011, respectively. This joint venture is accounted for under the equity method. See Note 9 to the consolidated financial statements. Losses on interest rate swaps were $39.5 for the three and six months ended June 30, 2012. See Note 4 to the consolidated financial statements. Net gains from the sale of strategic investments held at cost were $45.6 and $65.0 for the three months ended June 30, 2012 and 2011, respectively, and were $67.6 and $65.1 for the six months ended June 30, 2012 and 2011, respectively.
Provision for Income Taxes
Our effective income tax rates were 23.7% and 23.5% for the three and six months ended June 30, 2012, respectively. Our effective income tax rates were 22.6% and 21.2% for the three and six months ended June 30, 2011, respectively. Our effective income tax rate is based upon estimated income before tax for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2012 and 2011, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income tax rate.
Our effective income tax rate increased in the three and six months ended June 30, 2012 from the three and six months ended June 30, 2011 due primarily to the expiration of the U.S. federal research and development tax credit for 2012. The U.S.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

federal research and development tax credit reduced our effective income tax rate by approximately 1.8% for the three and six months ended June 30, 2011. There were also differences in composition of income before tax in different countries, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
During the three months ended June 30, 2012, we determined that since VMware’s initial public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 in our December 31, 2011 consolidated balance sheet and an understatement of additional paid-in capital of $407.2 in our statement of shareholders’ equity for the six months ended June 30, 2011.  These corrections did not impact our income tax provision in any current or prior period. See Note 1 to the consolidated financial statements.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS is expected to commence a federal income tax audit for the tax years of 2009 and 2010 in the third quarter of 2012. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions and/or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.
Our effective income tax rate for the remainder of 2012 may be affected by such factors as changes in tax laws, regulations or income tax rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. Our effective income tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $39.9 and $45.1 for the three months ended June 30, 2012 and 2011, respectively, and was $79.0 and $70.5 for the six months ended June 30, 2012 and 2011, respectively. The decrease in the three months ended June 30, 2012, compared to the same period in 2011 was due to a decrease in VMware’s net income. The increase in the six months ended June 30, 2012, compared to the same period in 2011 was due to increases in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $191.7 and $220.2 for the three months ended June 30, 2012 and 2011, respectively, and was $383.2 and $346.0 for the six months ended June 30, 2012 and 2011, respectively. The weighted average non-controlling interest in VMware was approximately 21% for both the three months ended June 30, 2012 and 2011, and was approximately 21% and 20% for the six months ended June 30, 2012 and 2011, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. During the six months ended June 30, 2012, EMC purchased approximately 1.1 million VMware shares for approximately $94.9.

Financial Condition

Cash provided by operating activities was $2,925.2 and $2,198.2 for the six months ended June 30, 2012 and 2011, respectively. Cash received from customers was $11,286.2 and $10,176.3 for the six months ended June 30, 2012 and 2011, respectively. The increase in cash received from customers was attributable to a general increase in sales volume. Cash paid to suppliers and employees was $8,050.9 and $7,621.7 for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the six months ended June 30, 2012 and 2011, we paid $307.9 and $355.8, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $1,784.3 and $1,832.6 for the six months ended June 30, 2012 and 2011, respectively. Cash used for business acquisitions, strategic and other investments was $586.1 and $625.1 for the six months ended June 30, 2012 and 2011, respectively. The increase was due to an increase in acquisition activity with EMC acquiring

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

eight and five companies in the six months ended June 30, 2012 and 2011, respectively. Additionally, in the six months ended June 30, 2012 and 2011, we also provided funding of $107.3 and $124.3, respectively, to our joint ventures, VCE Company LLC, and Canopy, our joint venture with Atos. Capital additions were $332.3 and $406.2 for the six months ended June 30, 2012 and 2011, respectively. The lower level of capital additions was primarily attributable to increased spending in 2011 on facility expansion and information technology infrastructure. Capitalized software development costs were $206.6 and $231.6 for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily attributable to VMware’s change in go-to-market strategy, somewhat offset by EMC Information Infrastructure’s efforts on its software development activities. Net purchases of investments were $552.0 and $272.4 for the six months ended June 30, 2012 and 2011, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

In July 2012, VMware entered into a definitive agreement to acquire Nicira, Inc., a developer of software-defined networking solutions, for approximately $1,050.0 in cash plus approximately $210.0 of assumed unvested equity awards. The acquisition is subject to regulatory approvals and other customary closing conditions and is expected to close during the second half of 2012.

Cash used in financing activities was $1,669.1 and $604.5 for the six months ended June 30, 2012 and 2011, respectively. We spent $1,699.8 for payment of our convertible debt in the six months ended June 30, 2012. We spent $260.0 and $1,100.0 to repurchase 9.9 million and 41.6 million shares of our common stock for the six months ended June 30, 2012 and 2011, respectively. We also spent $94.9 and $99.9 to purchase 1.1 million shares of VMware’s common stock in both the six months ended June 30, 2012 and 2011, respectively. Additionally, in the six months ended June 30, 2012 and 2011, respectively, VMware spent $178.2 and $280.4 to repurchase 1.8 million and 3.2 million shares of its common stock. We generated $444.2 and $623.2 during the six months ended June 30, 2012 and 2011, respectively, from the exercise of stock options. We generated $154.9 and $252.1 during the six months ended June 30, 2012 and 2011, respectively, of excess tax benefits from stock-based compensation.

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

The remaining $1,710.3 of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended June 30, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through September 30, 2012. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $14.7 of the 2013 Notes have been converted as of June 30, 2012.

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

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391.1 from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. During the first quarter of 2012, the exercised warrants were settled with 32.3 million shares of our common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

We have available for use a credit line of $50.0 in the United States. As of June 30, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At June 30, 2012, we were in compliance with the covenants. As of June 30, 2012, the aggregate amount of liabilities of our subsidiaries was approximately $7,003.6.

At June 30, 2012, our total cash, cash equivalents, and short-term and long-term investments were $10,906.1. This balance includes approximately $5,346.9 held by VMware, of which $2,694.0 is held overseas, and $1,854.9 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC used certain non-GAAP financial measures in the three months ended June 30, 2012 which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, amortization of VMware’s capitalized software from prior periods, and infrequently occurring gains, losses and charges to measure its gross margin, operating margin, non-operating income (expense), net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to capital expenditures and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.
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
Our non-GAAP operating results for the three months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended
	June 30, 2012	June 30, 2011
Gross margin	$3,418.2	$3,015.9
Gross margin percentage	64.4%	62.2%
Operating income	1,275.1	1,121.4
Operating income percentage	24.0%	23.1%
Non-operating income (expense)	(35.2)	(33.7)
Income tax provision	310.0	239.3
Net income attributable to EMC	866.7	793.2
Diluted earnings per share attributable to EMC	$0.39	$0.35
The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume, a change in mix attributable to higher margin products and improved cost control. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were attributable to an improved gross margin percentage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended June 30, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	RSA special charge (release)	Loss on interest rate swaps	Gain on strategic investment	Non-GAAP
Gross margin	$3,347.4	$30.9	$46.0	$—	$17.7	$(23.8)	$—	$—	$3,418.2
Operating income	947.2	218.8	87.6	27.6	17.7	(23.8)	—	—	1,275.1
Non-operating income (expense)	(43.5)	0.4	—	—	—	—	39.5	(31.6)	(35.2)
Income tax provision	214.3	47.3	27.7	5.7	5.6	(5.7)	15.0	—	310.0
Net income attributable to EMC	649.5	154.2	57.0	21.6	9.6	(18.1)	24.5	(31.6)	866.7
Diluted earnings per share attributable to EMC	$0.29	$0.07	$0.03	$0.01	$—	$(0.01)	$0.01	$(0.01)	$0.39

	For the Three Months Ended June 30, 2011
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	RSA special charge (release)	Gain on strategic investment	Non-GAAP
Gross margin	$2,880.3	$30.1	$39.2	$—	$66.3	$—	$3,015.9
Operating income	744.5	203.0	86.4	21.2	66.3	—	1,121.4
Non-operating income (expense)	19.9	2.5	—	—	—	(56.0)	(33.7)
Income tax provision	172.7	47.6	26.2	2.3	10.1	(19.6)	239.3
Net income attributable to EMC	546.5	142.9	57.9	18.6	56.2	(28.9)	793.2
Diluted earnings per share attributable to EMC	$0.24	$0.06	$0.03	$0.01	$0.03	$(0.01)	$0.35
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the six months ended June 30, 2012, our free cash flow was $2,386.4, an increase of 52.9% compared to the free cash flow generated for the six months ended June 30, 2011. The free cash flow for the six months ended June 30, 2012 exceeded our same period non-GAAP net income attributable to EMC by $701.7. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.
The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flow from Operations	$2,925.2	$2,198.2
Capital Expenditures	(332.3)	(406.2)
Capitalized Software Development Costs	(206.6)	(231.6)
Free Cash Flow	$2,386.4	$1,560.5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $2,925.2 and $2,198.2 for the six months ended June 30, 2012 and 2011, respectively, cash used in investing activities of $1,784.3 and $1,832.6 for the six months ended June 30, 2012 and 2011, respectively, and net cash used in financing activities of $1,669.1 and $604.5 for the six months ended June 30, 2012 and 2011, respectively.
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

We held $6.9 billion in short- and long-term investments as of June 30, 2012. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

We are in the process of upgrading our enterprise resource planning, or ERP, computer system to enhance operating efficiencies and provide more effective management of our business operations. The upgrade could cause substantial business interruption that could adversely impact our operating results. We are investing significant financial and personnel resources into this project. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any significant failure or delay in the system upgrade, if encountered, could cause a substantial interruption to our business and additional expense which could result in an adverse impact on our operating results, cash flows and financial condition.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2012

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	3,213,206		$27.78	3,125,803	51,046,433
May 1, 2012 – May 31, 2012	6,563,696		25.79	6,343,476	44,702,957
June 1, 2012 – June 30, 2012	872,618		23.96	429,848	44,273,109
Total	10,649,520	(2)	$26.24	9,899,127	44,273,109

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 750,393 shares withheld from employees for the payment of taxes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 54 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012	EMC CORPORATION

	By:	/s/ David I. Goulden
David I. Goulden
President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)
3.2	Amended and Restated Bylaws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006. (4)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006. (4)
10.1	XtremIO Ltd. Amended and Restated 2010 US Share Option Plan. (filed herewith)
10.2	XtremIO Ltd. 2010 Israeli Share Option Plan. (filed herewith)
10.3	Syncplicity, Inc. 2008 Equity Incentive Plan adopted on August 23, 2008 (as amended on August 2, 2010 and August 19, 2010). (filed herewith)
10.4*	Letter Agreement with William F. Scannell dated July 16, 2012. (filed herewith)
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
_________________

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