Form 10-Q
period 2012-09-30
EMC CORP
filed 2012-11-02
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2012 was 2,106,655,190.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,160,817	$4,531,036
Short-term investments	1,284,855	1,786,987
Accounts and notes receivable, less allowance for doubtful accounts of $63,117 and $61,804	3,164,005	2,937,499
Inventories	1,158,262	1,009,968
Deferred income taxes	802,215	733,308
Other current assets	541,263	583,885
Total current assets	11,111,417	11,582,683
Long-term investments	5,134,328	4,525,106
Property, plant and equipment, net	2,983,446	2,833,149
Intangible assets, net	2,053,360	1,766,115
Goodwill	13,728,256	12,154,970
Other assets, net	1,494,911	1,406,156
Total assets	$36,505,718	$34,268,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074,079	$1,101,659
Accrued expenses	2,317,568	2,354,979
Notes converted and payable (See Note 4)	—	1,699,832
Income taxes payable	286,696	155,909
Convertible debt (See Note 4)	1,636,907	1,605,142
Deferred revenue	4,353,490	3,458,689
Total current liabilities	9,668,740	10,376,210
Income taxes payable	332,289	238,851
Deferred revenue	2,884,240	2,715,361
Deferred income taxes	384,444	250,817
Other liabilities	307,455	287,912
Total liabilities	13,577,168	13,869,151
Convertible debt (See Note 4)	73,280	119,325
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,106,655 and 2,048,890 shares	21,067	20,489
Additional paid-in capital	3,854,545	3,405,513
Retained earnings	17,983,315	16,120,621
Accumulated other comprehensive loss, net	(155,303)	(235,009)
Total EMC Corporation’s shareholders’ equity	21,703,624	19,311,614
Non-controlling interest in VMware, Inc.	1,151,646	968,089
Total shareholders’ equity	22,855,270	20,279,703
Total liabilities and shareholders’ equity	$36,505,718	$34,268,179

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Product sales	$3,084,441	$3,074,367	$9,332,035	$9,049,610
Services	2,193,735	1,905,834	6,351,912	5,383,547
	5,278,176	4,980,201	15,683,947	14,433,157
Costs and expenses:
Cost of product sales	1,292,756	1,269,323	3,848,634	3,917,028
Cost of services	697,881	644,613	2,087,164	1,870,526
Research and development	652,898	548,021	1,896,656	1,589,020
Selling, general and administrative	1,708,794	1,612,914	5,075,641	4,684,534
Restructuring and acquisition-related charges	27,064	20,302	80,560	68,411
Operating income	898,783	885,028	2,695,292	2,303,638
Non-operating income (expense):
Investment income	29,850	32,293	85,280	106,506
Interest expense	(21,480)	(44,322)	(58,207)	(135,777)
Other income (expense), net	(63,055)	(59,799)	(157,704)	(72,616)
Total non-operating income (expense)	(54,685)	(71,828)	(130,631)	(101,887)
Income before provision for income taxes	844,098	813,200	2,564,661	2,201,751
Income tax provision	185,434	171,086	590,600	465,456
Net income	658,664	642,114	1,974,061	1,736,295
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(32,326)	(36,465)	(111,367)	(107,004)
Net income attributable to EMC Corporation	$626,338	$605,649	$1,862,694	$1,629,291
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.30	$0.29	$0.89	$0.79
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.28	$0.27	$0.84	$0.72
Weighted average shares, basic	2,104,205	2,054,007	2,089,516	2,060,242
Weighted average shares, diluted	2,210,421	2,207,099	2,206,805	2,244,508
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$658,664	$642,114	$1,974,061	$1,736,295
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	15,553	(31,074)	7,856	(5,317)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $24,514, $(14,461), $52,834 and $(21,429)	43,663	(29,497)	86,424	(32,020)
Less: reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(1,499), $(1,795), $(3,852) and $(4,104)	(3,225)	(1,698)	(2,332)	(12,424)
Net change in market value of investments	40,438	(31,195)	84,092	(44,444)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $(6,035), $(39,938), $(21,081) and $(51,921)	(14,198)	(53,857)	(37,294)	(81,486)
Less: reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $1,006, $(1,556), $15,284 and $(31)	7,042	(10,891)	26,505	(217)
Net change in the market value of derivatives	(7,156)	(64,748)	(10,789)	(81,703)
Other comprehensive income (loss)	48,835	(127,017)	81,159	(131,464)
Comprehensive income	707,499	515,097	2,055,220	1,604,831
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(32,326)	(36,465)	(111,367)	(107,004)
Less: Other comprehensive income (loss) attributable to the non-controlling interest in VMware, Inc.	(1,032)	312	(1,453)	3,779
Comprehensive income attributable to EMC Corporation	$674,141	$478,944	$1,942,400	$1,501,606
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Cash received from customers	$16,556,689	$15,434,151
Cash paid to suppliers and employees	(11,950,620)	(11,577,038)
Dividends and interest received	64,780	77,706
Interest paid	(16,880)	(54,683)
Income taxes paid	(290,888)	(395,539)
Net cash provided by operating activities	4,363,081	3,484,597
Cash flows from investing activities:
Additions to property, plant and equipment	(523,459)	(601,177)
Capitalized software development costs	(315,798)	(342,091)
Purchases of short- and long-term available-for-sale securities	(5,011,791)	(5,589,382)
Sales of short- and long-term available-for-sale securities	4,153,617	3,945,683
Maturities of short- and long-term available-for-sale securities	844,287	877,510
Business acquisitions, net of cash acquired	(1,878,051)	(536,624)
Decrease (increase) in strategic and other related investments, net	18,648	(268,087)
Joint venture funding	(217,881)	(191,624)
Purchase of leasehold interest	—	(151,083)
Net cash used in investing activities	(2,930,428)	(2,856,875)
Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	387,782	501,627
Issuance of VMware’s common stock from the exercise of stock options	214,223	285,286
EMC repurchase of EMC’s common stock	(379,997)	(1,899,208)
EMC purchase of VMware’s common stock	(131,917)	(342,201)
VMware repurchase of VMware’s common stock	(307,012)	(490,916)
Excess tax benefits from stock-based compensation	212,280	318,717
Payment of long-term and short-term obligations	(14,677)	(1,263)
Proceeds from long-term and short-term obligations	4,279	1,253
Payment of convertible debt	(1,699,816)	—
Interest rate contract settlement	(69,905)	—
Net cash used in financing activities	(1,784,760)	(1,626,705)
Effect of exchange rate changes on cash and cash equivalents	(18,112)	5,455
Net decrease in cash and cash equivalents	(370,219)	(993,528)
Cash and cash equivalents at beginning of period	4,531,036	4,119,138
Cash and cash equivalents at end of period	$4,160,817	$3,125,610
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,974,061	$1,736,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,127,881	1,048,151
Non-cash interest expense on convertible debt	33,871	76,398
Non-cash restructuring and other special charges	8,990	(2,325)
Stock-based compensation expense	658,455	613,233
Provision for doubtful accounts	21,339	8,525
Deferred income taxes, net	(72,657)	83,657
Excess tax benefits from stock-based compensation	(212,280)	(318,717)
Other, net	(19,555)	(28,740)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(207,395)	(56,076)
Inventories	(336,748)	(416,898)
Other assets	62,820	(157,024)
Accounts payable	118,950	(75,263)
Accrued expenses	(225,725)	51,747
Income taxes payable	372,369	(13,740)
Deferred revenue	1,058,798	1,048,545
Other liabilities	(93)	(113,171)
Net cash provided by operating activities	$4,363,081	$3,484,597
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the nine months ended September 30, 2012:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2012	2,048,890	$20,489	$3,405,513	$16,120,621	$(235,009)	$968,089	$20,279,703
Stock issued through stock option and stock purchase plans	30,336	303	387,479	—	—	—	387,782
Tax benefit from stock options exercised	—	—	257,052	—	—	—	257,052
Restricted stock grants, cancellations and withholdings, net	10,427	105	(120,434)	—	—	—	(120,329)
Repurchase of common stock	(15,343)	(153)	(409,844)	—	—	—	(409,997)
EMC purchase of VMware stock	—	—	(114,033)	—	—	(17,884)	(131,917)
Stock options issued in business acquisitions	—	—	17,994	—	—	—	17,994
Stock-based compensation	—	—	660,462	—	—	—	660,462
Impact from equity transactions of VMware, Inc.	—	—	(274,662)	—	—	88,621	(186,041)
Change in market value of investments	—	—	—	—	82,905	1,187	84,092
Change in market value of derivatives	—	—	—	—	(11,055)	266	(10,789)
Translation adjustment	—	—	—	—	7,856	—	7,856
Convertible debt conversions and warrant settlement	32,345	323	(1,027)	—	—	—	(704)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	46,045	—	—	—	46,045
Net income	—	—	—	1,862,694	—	111,367	1,974,061
Balance, September 30, 2012	2,106,655	$21,067	$3,854,545	$17,983,315	$(155,303)	$1,151,646	$22,855,270
For the nine months ended September 30, 2011:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,069,246	$20,692	$4,283,830	$13,659,284	$(92,617)	$762,736	$18,633,925
Stock issued through stock option and stock purchase plans	39,010	391	501,236	—	—	—	501,627
Tax benefit from stock options exercised	—	—	362,495	—	—	—	362,495
Restricted stock grants, cancellations and withholdings, net	8,894	89	(110,247)	—	—	—	(110,158)
Repurchase of common stock	(77,193)	(772)	(1,898,436)	—	—	—	(1,899,208)
EMC purchase of VMware stock	—	—	(304,022)	—	—	(38,179)	(342,201)
Stock options issued in business acquisitions	—	—	3,224	—	—	—	3,224
Stock-based compensation	—	—	629,301	—	—	—	629,301
Impact from equity transactions of VMware, Inc.	—	—	(380,821)	—	—	70,203	(310,618)
Change in market value of investments	—	—	—	—	(40,665)	(3,779)	(44,444)
Change in market value of derivatives	—	—	—	—	(81,703)	—	(81,703)
Translation adjustment	—	—	—	—	(5,317)	—	(5,317)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	90,367	—	—	—	90,367
Net income	—	—	—	1,629,291	—	107,004	1,736,295
Balance, September 30, 2011	2,039,957	$20,400	$3,176,927	$15,288,575	$(220,302)	$897,985	$19,163,585

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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2012 and 2011.
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
Adjustments for Immaterial Prior Period Accounting Error
During the second quarter of 2012, we determined that since VMware’s public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 million in our December 31, 2011 consolidated balance sheet and an understatement of additional paid-in capital of $357.2 million in our statement of shareholders’ equity for the nine months ended September 30, 2011.  These corrections are reflected in the consolidated balance sheets as of December 31, 2011 and in the statement of shareholders’ equity for the nine months ended September 30, 2011 and are not material to the consolidated balance sheets or statements of shareholders’ equity for the years ended December 31, 2011, 2010, 2009, 2008 or 2007 or any related interim

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

periods. In addition, the error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $467.1 million in our December 31, 2010 consolidated balance sheet and statement of shareholders’ equity and an understatement of additional paid-in capital of $499.6 million in our statement of shareholders’ equity at December 31, 2009. These adjusted prior-period balances will be reflected in our future filings.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify the impairment testing of indefinite-lived intangible assets other than goodwill. Under this guidance, an entity is allowed to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. This new guidance is effective for fiscal years beginning after September 15, 2012. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.
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

2.  Non-controlling Interest in VMware, Inc.
The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $1,151.6 million and $968.1 million as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 79% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to EMC Corporation	$1,862,694	$1,629,291
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	117,635	160,908
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(392,297)	(541,729)
Net transfers (to) from non-controlling interest	(274,662)	(380,821)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,588,032	$1,248,470
3.   Business Combinations, Intangibles and Goodwill

During the nine months ended September 30, 2012, we acquired seven companies. We acquired all of the outstanding capital stock of Pivotal Labs, a provider of services and technology to build Big Data applications; Likewise Software, a provider of technology for managing cross-platform access to data files and software for managing unstructured data; XtremIO, a provider of Flash enterprise storage systems; Watch4Net, a provider of enterprise and carrier-class performance management software; and Tiburon Technologies, a provider of support and modernization services for legacy database management systems. These acquisitions complement and expand our Information Storage segment. We also acquired all of the outstanding capital stock of Syncplicity, a provider of cloud-based synch and share file management which complements and expands our Information Intelligence Group segment, and Silicium Security, a provider of enterprise malware detection solutions which complements and expands our RSA Information Security segment. In connection with our acquisitions, we had adjustments to the fair value of previously held interests in XtremIO which resulted in a gain of $31.6 million which was recognized in other income (expense) in the second quarter of 2012. Additionally, during the nine months ended September 30, 2012, VMware acquired six companies, including the acquisition of Nicira, Inc. (“Nicira”), which is discussed further below.

The aggregate consideration for these thirteen acquisitions was $1,899.2 million which consisted of $1,878.1 million of cash consideration, net of cash acquired and $21.1 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate allocation to goodwill, intangibles and net liabilities was approximately $1,583.7 million, $553.0 million and $237.5 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for the three or nine months ended September 30, 2012 or 2011.

Acquisition of Nicira

On August 24, 2012, VMware acquired all of the outstanding capital stock of Nicira, a developer of software-defined networking solutions. This acquisition expands VMware’s product portfolio to provide a suite of software-defined networking capabilities.

The aggregate consideration paid for Nicira was $1,099.6 million, net of cash acquired, including cash of $1,083.0 million and the fair value of assumed equity attributed to pre-combination services of $16.6 million. Additionally, VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding. These converted into 1.1 million stock options to purchase VMware Class A common stock. The assumed restricted stock converted into 0.6 million shares of restricted VMware Class A common stock.

The weighted-average acquisition-date fair value of the stock options was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) market price of $92.21 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; (ii) expected term of 2.7 years; (iii) risk-free interest rate of 0.3%; (iv) annualized volatility of 35.7%; and (v) no dividend yield. The assumed restricted stock converted into 0.6 million shares of restricted VMware Class A common stock. The fair value of the restricted stock was based on the acquisition-date closing price of $92.21 per share for VMware’s Class A common stock.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. The following table summarizes the allocation of the Nicira purchase price (table in thousands):

Intangible assets:
Purchased technology (weighted-average useful life of 7 years)	$266,000
Trademarks and tradenames (weighted-average useful life of 10 years)	20,100
In-process research and development	48,500
Total intangible assets	334,600
Goodwill	947,956
Deferred tax liabilities, net	(78,247)
Income tax payable	(103,822)
Other current liabilities, net of current assets	(863)
Total purchase price	$1,099,624

In connection with the Nicira acquisition, we acquired one in-process research and development (“IPR&D”) project which is expected to be completed by the end of 2012. The value assigned to the IPR&D project was determined using a discounted cash flow model with a discount rate of 17.0%. Upon completion, the project will be amortized over its projected remaining useful life. The estimated costs to complete the project are not material.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets, excluding goodwill, as of September 30, 2012 and December 31, 2011 consist of (tables in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,085,323	$(1,153,712)	$931,611
Patents	225,146	(83,235)	141,911
Software licenses	94,495	(87,456)	7,039
Trademarks and tradenames	194,891	(107,397)	87,494
Customer relationships and customer lists	1,372,665	(700,069)	672,596
In-process research and development	71,700	—	71,700
Leasehold interest	146,757	(5,769)	140,988
Other	25,822	(25,801)	21
Total intangible assets, excluding goodwill	$4,216,799	$(2,163,439)	$2,053,360

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,620,977	$(1,020,356)	$600,621
Patents	225,146	(72,078)	153,068
Software licenses	90,093	(83,999)	6,094
Trademarks and tradenames	172,851	(93,636)	79,215
Customer relationships and customer lists	1,329,775	(597,117)	732,658
In-process research and development	43,900	—	43,900
Leasehold interest	146,757	(2,524)	144,233
Other	30,149	(23,823)	6,326
Total intangible assets, excluding goodwill	$3,659,648	$(1,893,533)	$1,766,115

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the nine months ended September 30, 2012 and the year ended December 31, 2011 consist of (tables in thousands):

	Nine Months Ended September 30, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970
Goodwill resulting from acquisitions	427,553	14,493	3,751	1,137,914	1,583,711
Tax deduction from exercise of stock options	(6)	—	—	—	(6)
Finalization of purchase price allocations	(659)	—	(6,099)	(3,661)	(10,419)
Balance, end of the period	$7,460,853	$1,483,709	$1,846,768	$2,936,926	$13,728,256

	Year Ended December 31, 2011
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650
Goodwill resulting from acquisitions	—	—	187,445	188,395	375,840
Tax deduction from exercise of stock options	(73)	(852)	(95)	—	(1,020)
Finalization of purchase price allocations	4,697	2,165	(1,447)	2,085	7,500
Balance, end of the year	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At September 30, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes became convertible at the option of the holder through December 31, 2012. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes were classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Consequently, the 2013 Notes might not be convertible in future quarters and may be reclassified as long-term debt if the contingent conversion thresholds are not met. Approximately $14.8 million of the 2013 Notes have been converted as of September 30, 2012.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of September 30, 2012 was $1,636.9 million and the fair value was $2,938.1 million. The carrying amount of the equity component of the 2013 Notes was $309.5 million at September 30, 2012. As of September 30, 2012, the unamortized discount on the 2013 Notes consists of $73.3 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the three months ended September 30, 2012 and 2011.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent the key components of our interest expense on convertible debt (table in thousands):

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Contractual interest expense on the coupon	$7,482	$15,078
Amortization of the discount component recognized as interest expense	15,405	30,852
Total interest expense on the convertible debt	$22,887	$45,930

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Contractual interest expense on the coupon	$22,427	$45,266
Amortization of the discount component recognized as interest expense	45,059	90,174
Total interest expense on the convertible debt	$67,486	$135,440
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
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011 when our 2011 Notes were scheduled to become due. As such, the unrealized loss on these hedges was recognized in other comprehensive loss. In November 2011, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. In April 2012, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item. Losses on the interest rate swap contracts at the time of settlement of $141.0 million in November 2011 and $23.0 million in April 2012 were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

In June 2012, management changed its forecast date for the issuance of debt from 2012 to the first quarter of 2014. Consequently, hedge accounting effectively ceased as the terms of the swaps no longer matched the terms of the underlying hedged item resulting in changes in the fair value of the swaps being recorded in the consolidated income statement. The swaps were subsequently re-designated as cash flow hedges and achieved hedge accounting. The change in the forecasted timeframe for the issuance of debt resulted in certain previously-anticipated hedge interest payments no longer being expected to occur within the window covered by the hedge designation. As a result, $39.5 million of accumulated realized losses in other

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive income related to these previously-anticipated interest payments was reclassified from other comprehensive income and recognized in the consolidated income statements for the nine months ended September 30, 2012.

In July 2012, we settled the interest rate swap contracts and did not replace them. Losses on the interest rate swap contracts at the time of settlement of $45.5 million were deferred as they are expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At September 30, 2012, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At September 30, 2012 and December 31, 2011, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at September 30, 2012 and December 31, 2011 (tables in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,033,500	$11,321	$(1,005)	$2,043,816
U.S. corporate debt securities	1,360,511	12,772	(97)	1,373,186
High yield corporate debt securities	468,285	31,408	(1,076)	498,617
Asset-backed securities	3,227	8	—	3,235
Municipal obligations	1,023,504	4,379	(366)	1,027,517
Auction rate securities	80,706	—	(5,860)	74,846
Foreign debt securities	1,243,175	10,013	(198)	1,252,990
Total fixed income securities	6,212,908	69,901	(8,602)	6,274,207
Publicly traded equity securities	47,786	97,815	(625)	144,976
Total	$6,260,694	$167,716	$(9,227)	$6,419,183
We held approximately $1.3 billion in foreign debt securities at September 30, 2012. These securities have an average credit rating of A+, and approximately 5% of these securities are deemed sovereign debt with an average credit rating of AA. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal or Spain. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$1,441,347	$—	$—	$1,441,347
Cash equivalents	2,715,470	4,000	—	2,719,470
U.S. government and agency obligations	1,128,224	915,592	—	2,043,816
U.S. corporate debt securities	—	1,373,186	—	1,373,186
High yield corporate debt securities	—	498,617	—	498,617
Asset-backed securities	—	3,235	—	3,235
Municipal obligations	—	1,027,517	—	1,027,517
Auction rate securities	—	—	74,846	74,846
Foreign debt securities	—	1,252,990	—	1,252,990
Publicly traded equity securities	144,976	—	—	144,976
Total cash and investments	$5,430,017	$5,075,137	$74,846	$10,580,000
Other items:
Strategic investments held at cost	$—	$—	$254,338	$254,338
Convertible debt	—	(2,938,101)	—	(2,938,101)
Foreign exchange derivative assets	—	47,311	—	47,311
Foreign exchange derivative liabilities	—	(23,426)	—	(23,426)
Commodity derivative liabilities	—	(1,502)	—	(1,502)

Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $16.6 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.
To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of September 30, 2012, the coupon rates used ranged from 0% to 4% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at September 30, 2012. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at September 30, 2012 compared to 2% at December 31, 2011 due to the narrowing of credit spreads on AA-rated banks during 2012.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three and nine months ended September 30, 2012 (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance, beginning of the period	$73,896	$99,154	$74,596	$146,044
Calls at par value	—	(13,100)	(225)	(64,600)
Other-than-temporary impairment loss	—	—	(1,969)	—
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	950	(4,963)	2,444	(353)
Balance, end of the period	$74,846	$81,091	$74,846	$81,091

Significant changes in the unobservable inputs discussed above could result in a significantly lower or higher fair value measurement. Generally, an increase in the discount rate, liquidity discount margin or coupon rate results in a decrease in our

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Investment Losses

Unrealized losses on investments at September 30, 2012 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$247,834	$(906)	$9,186	$(99)	$257,020	$(1,005)
U.S. corporate debt securities	96,205	(91)	2,234	(6)	98,439	(97)
High yield corporate debt securities	30,208	(697)	1,354	(379)	31,562	(1,076)
Municipal obligations	192,338	(362)	2,614	(4)	194,952	(366)
Auction rate securities	—	—	74,846	(5,860)	74,846	(5,860)
Foreign debt securities	98,849	(198)	—	—	98,849	(198)
Publicly traded equity securities	1,097	(625)	—	—	1,097	(625)
Total	$666,531	$(2,879)	$90,234	$(6,348)	$756,765	$(9,227)
For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2012, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, the underlying value and performance of the collateral, third party guarantees and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at September 30, 2012 are as follows (table in thousands):

	September 30, 2012
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,271,478	$1,275,151
Due after 1 year through 5 years	4,083,712	4,118,038
Due after 5 years through 10 years	463,518	488,630
Due after 10 years	394,200	392,388
Total	$6,212,908	$6,274,207
Short-term investments on the consolidated balance sheet include a $9.7 million variable rate note which has a contractual maturity in 2014, and is not classified within investments due within one year above.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Inventories
Inventories consist of (table in thousands):

	September 30, 2012	December 31, 2011
Work-in-process	$595,380	$492,064
Finished goods	562,882	517,904
	$1,158,262	$1,009,968
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
The contractual amounts due under the leases we retained as of September 30, 2012 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$154,858
Due within two years	98,920
Due within three years	88,997
Thereafter	1,524
Total	344,299
Less amounts representing interest	(9,049)
Present value	335,250
Current portion (included in accounts and notes receivable)	153,013
Long-term portion (included in other assets, net)	$182,237
Subsequent to September 30, 2012, we sold $54.8 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of September 30, 2012, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the nine months ended September 30, 2012 and 2011 (table in thousands):

	September 30, 2012	September 30, 2011
Balance, beginning of the period	$24,247	$44,661
Recoveries	(15,923)	(27,539)
Provisions	8,634	10,066
Balance, end of the period	$16,958	$27,188

Gross lease receivables totaled $344.3 million and $335.5 million as of September 30, 2012 and December 31, 2011, respectively, before the allowance. The components of these balances were individually evaluated for impairment.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in thousands):

	September 30, 2012	December 31, 2011
Furniture and fixtures	$185,933	$180,800
Equipment and software	5,129,879	4,680,118
Buildings and improvements	1,806,957	1,748,214
Land	123,334	117,513
Building construction in progress	190,934	146,650
	7,437,037	6,873,295
Accumulated depreciation	(4,453,591)	(4,040,146)
	$2,983,446	$2,833,149
Building construction in progress at September 30, 2012 includes $66.5 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of September 30, 2012, we have contributed $667.2 million in funding and $13.2 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other income (expense), net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63.2% for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, we have recorded net accumulated losses from VCE of $430.2 million since inception, of which $61.9 million and $176.9 million were recorded in the three and nine months ended September 30, 2012, respectively, and $50.2 million and $138.7 million were recorded in the three and nine months ended September 30, 2011, respectively.

We recognized $65.3 million and $41.9 million in revenue from sales of product and services to VCE during the three months ended September 30, 2012 and 2011, respectively, and $210.8 million and $86.4 million for the nine months ended September 30, 2012 and 2011, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $28.8 million and $27.0 million as of September 30, 2012 and December 31, 2011, respectively, which is included in other current assets in the consolidated balance sheets.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Accrued Expenses
Accrued expenses consist of (table in thousands):

	September 30, 2012	December 31, 2011
Salaries and benefits	$938,841	$961,587
Product warranties	264,817	254,554
Partner rebates	153,552	167,813
Restructuring, current (See Note 13)	69,578	61,541
Derivatives	29,589	50,963
Other	861,191	858,521
	$2,317,568	$2,354,979
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and nine months ended September 30, 2012 and 2011 (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance, beginning of the period	$262,059	$248,395	$254,554	$236,131
Provision	41,303	42,535	129,358	130,775
Amounts charged to the accrual	(38,545)	(41,955)	(119,095)	(117,931)
Balance, end of the period	$264,817	$248,975	$264,817	$248,975
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

11.  Income Taxes

Our effective income tax rates were 22.0% and 23.0% for the three and nine months ended September 30, 2012, respectively. Our effective income tax rates were 21.0% and 21.1% for the three and nine months ended September 30, 2011, respectively. Our effective income tax rate is based upon estimated income before tax for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2012 and 2011, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate.

Our effective income tax rate increased in the three and nine months ended September 30, 2012 from the three and nine months ended September 30, 2011 due primarily to the expiration of the U.S. federal research and development tax credit for 2012 partially offset by a difference in composition of income before tax in different countries. The U.S. federal research and development tax credit reduced our effective income tax rate by approximately 2.2% for the three and nine months ended September 30, 2011. There were also differences in change in tax contingency reserves and discrete items, the net impact of which is immaterial.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the second quarter of 2012, we determined that since VMware’s public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 million in our December 31, 2011 consolidated balance sheet and an understatement of additional paid-in capital of $357.2 million in our statement of shareholders’ equity for the nine months ended September 30, 2011. These corrections, which have been recorded herein, did not impact our income tax provision in any current or prior period. See Note 1.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years of 2009 and 2010 in the third quarter of 2012. We also have income tax audits in process in numerous state, local and international jurisdictions.

As of September 30, 2012, we had gross unrecognized tax benefits totaling $314.6 million. We recorded a net increase in gross unrecognized tax benefits of $112.6 million in the quarter ended September 30, 2012. If recognized, approximately $308.9 million of our gross unrecognized tax benefits, not including interest, would affect income tax expense and lower our effective tax rate in the period or periods recognized. Our net unrecognized tax benefits and related accrued interest were classified as non-current liabilities on the consolidated balance sheet. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions and/or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.
12.  Stockholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income attributable to EMC Corporation	$626,338	$605,649	$1,862,694	$1,629,291
Incremental dilution from VMware	(1,766)	(3,233)	(7,425)	(11,178)
Net income – dilution attributable to EMC Corporation	$624,572	$602,416	$1,855,269	$1,618,113
Denominator:
Weighted average shares, basic	2,104,205	2,054,007	2,089,516	2,060,242
Weighted common stock equivalents	38,043	46,629	41,974	55,418
Assumed conversion of the 2013 Notes and associated warrants	68,173	106,463	75,315	128,848
Weighted average shares, diluted	2,210,421	2,207,099	2,206,805	2,244,508
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the nine months ended September 30, 2012. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 5.2 million and 4.3 million for the three and nine months ended September 30, 2012, respectively, and 17.6 million and 15.4 million for the three and nine months ended September 30, 2011, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchases of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the nine months ended September 30, 2012, we spent $410.0 million to repurchase 15.3 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 211.2 million shares at a total cost of $4.1 billion, leaving a remaining balance of 38.8 million shares authorized for future repurchases. We plan to spend up to $700.0 million in 2012 on common stock repurchases.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, which is presented net of tax, consists of the following (table in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(2,924)	$(10,780)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(3,128) and $(8,492)	(6,099)	(15,044)
Unrealized gains on investments, net of taxes of $61,961 and $18,343	105,755	30,608
Unrealized losses on derivatives, net of tax benefits of $(68,007) and $(62,210)	(111,235)	(100,446)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(81,798) and $(81,798)	(139,108)	(139,108)
	(153,611)	(234,770)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(1,692)	(239)
	$(155,303)	$(235,009)

13.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2012, we incurred restructuring and acquisition-related charges of $27.1 million and $80.6 million, respectively. For the three and nine months ended September 30, 2011, we incurred restructuring and acquisition-related charges of $20.3 million and $68.4 million, respectively. For the three and nine months ended September 30, 2012, we incurred $22.3 million and $70.1 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $4.8 million and $10.5 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2011, we incurred $16.9 million and $58.1 million, respectively, of restructuring charges, primarily related to our 2011 restructuring programs and $3.4 million and $10.3 million, respectively, of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first, second and third quarters of 2012, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 298, 279 and 292 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed within a year of the start of each program.

During 2011, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 787 positions, of which 208 positions were identified in the three months ended September 30, 2011. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2012.

For the three and nine months ended September 30, 2012, we recognized $6.6 million and $14.9 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2011, we recognized $1.9 million and $24.3 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the restructuring programs is presented below (tables in thousands):
Three Months Ended September 30, 2012:

2012 Programs
Category	Balance as of June 30, 2012	2012 Charges	Utilization	Balance as of September 30, 2012
Workforce reductions	$33,908	$16,888	$(10,993)	$39,803
Consolidation of excess facilities and other contractual obligations	2,926	8,317	(3,400)	7,843
Total	$36,834	$25,205	$(14,393)	$47,646

Other Programs
Category	Balance as of June 30, 2012	Adjustments to the Provision	Utilization	Balance as of September 30, 2012
Workforce reductions	$20,151	$(1,156)	$(4,675)	$14,320
Consolidation of excess facilities and other contractual obligations	25,624	(1,763)	(2,267)	21,594
Total	$45,775	$(2,919)	$(6,942)	$35,914
Nine Months Ended September 30, 2012:

2012 Programs
Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of September 30, 2012
Workforce reductions	$—	$62,624	$(22,821)	$39,803
Consolidation of excess facilities and other contractual obligations	—	13,879	(6,036)	7,843
Total	$—	$76,503	$(28,857)	$47,646

Other Programs
Category	Balance as of December 31, 2011	Adjustments to the Provision	Utilization	Balance as of September 30, 2012
Workforce reductions	$49,863	$(7,396)	$(28,147)	$14,320
Consolidation of excess facilities and other contractual obligations	30,112	1,000	(9,518)	21,594
Total	$79,975	$(6,396)	$(37,665)	$35,914
Three Months Ended September 30, 2011:

Category	Balance as of June 30, 2011	2011 Charges	Utilization	Balance as of September 30, 2011
Workforce reductions	$36,562	$14,977	$(13,732)	$37,807
Consolidation of excess facilities and other contractual obligations	35,386	1,904	(4,123)	33,167
Total	$71,948	$16,881	$(17,855)	$70,974

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2011:

Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of September 30, 2011
Workforce reductions	$53,946	$33,752	$(49,891)	$37,807
Consolidation of excess facilities and other contractual obligations	27,818	24,326	(18,977)	33,167
Total	$81,764	$58,078	$(68,868)	$70,974

14.  Commitments and Contingencies
Line of Credit
We have available for use a credit line of $50.0 million in the United States. As of September 30, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2012, we were in compliance with the covenants.
RSA Special Charge
In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. As of June 30, 2012, we had substantially completed the remediation efforts and concluded that no additional material losses related to the remediation efforts were reasonably possible. Accordingly, we released the excess reserve against cost of sales during the second quarter of 2012.
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
Our segment information for the three and nine months ended September 30, 2012 and 2011 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2012
Revenues:
Product revenues	$2,438,665	$49,881	$106,020	$2,594,566	$489,875	$—	$3,084,441
Services revenues	1,324,110	108,117	120,918	1,553,145	640,590	—	2,193,735
Total consolidated revenues	3,762,775	157,998	226,938	4,147,711	1,130,465	—	5,278,176
Cost of sales	1,625,910	50,471	81,330	1,757,711	135,588	97,338	1,990,637
Gross profit	$2,136,865	$107,527	$145,608	2,390,000	994,877	(97,338)	3,287,539
Gross profit percentage	56.8%	68.1%	64.2%	57.6%	88.0%	—	62.3%
Research and development				367,792	196,888	88,218	652,898
Selling, general and administrative				1,102,888	435,454	170,452	1,708,794
Restructuring and acquisition-related charges				—	—	27,064	27,064
Total costs and expenses				1,470,680	632,342	285,734	2,388,756
Operating income				919,320	362,535	(383,072)	898,783
Other income (expense), net				(49,863)	8,498	(13,320)	(54,685)
Income before provision for income taxes				869,457	371,033	(396,392)	844,098
Income tax provision				210,517	82,920	(108,003)	185,434
Net income				658,940	288,113	(288,389)	658,664
Net income attributable to the non-controlling interest in VMware, Inc.				—	(57,912)	25,586	(32,326)
Net income attributable to EMC Corporation				$658,940	$230,201	$(262,803)	$626,338

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
September 30, 2011
Revenues:
Product revenues	$2,465,339	$50,439	$115,685	$2,631,463	$442,904	$—	$3,074,367
Services revenues	1,197,581	111,157	99,215	1,407,953	497,881	—	1,905,834
Total consolidated revenues	3,662,920	161,596	214,900	4,039,416	940,785	—	4,980,201
Cost of sales	1,583,727	59,436	69,664	1,712,827	130,683	70,426	1,913,936
Gross profit	$2,079,193	$102,160	$145,236	2,326,589	810,102	(70,426)	3,066,265
Gross profit percentage	56.8%	63.2%	67.6%	57.6%	86.1%	—	61.6%
Research and development				316,380	148,576	83,065	548,021
Selling, general and administrative				1,099,329	368,187	145,398	1,612,914
Restructuring and acquisition-related charges				—	—	20,302	20,302
Total costs and expenses				1,415,709	516,763	248,765	2,181,237
Operating income				910,880	293,339	(319,191)	885,028
Other income (expense), net				(43,223)	197	(28,802)	(71,828)
Income before provision for income taxes				867,657	293,536	(347,993)	813,200
Income tax provision				237,936	22,949	(89,799)	171,086
Net income				629,721	270,587	(258,194)	642,114
Net income attributable to the non-controlling interest in VMware, Inc.				—	(54,622)	18,157	(36,465)
Net income attributable to EMC Corporation				$629,721	$215,965	$(240,037)	$605,649

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2012
Revenues:
Product revenues	$7,406,314	$131,440	$305,967	$7,843,721	$1,488,314	$—	$9,332,035
Services revenues	3,862,593	324,884	348,258	4,535,735	1,816,177	—	6,351,912
Total consolidated revenues	11,268,907	456,324	654,225	12,379,456	3,304,491	—	15,683,947
Cost of sales	4,893,097	156,839	196,104	5,246,040	400,327	289,431	5,935,798
Gross profit	$6,375,810	$299,485	$458,121	7,133,416	2,904,164	(289,431)	9,748,149
Gross profit percentage	56.6%	65.6%	70.0%	57.6%	87.9%	—	62.2%
Research and development				1,077,907	574,282	244,467	1,896,656
Selling, general and administrative				3,325,212	1,273,696	476,733	5,075,641
Restructuring and acquisition-related charges				—	—	80,560	80,560
Total costs and expenses				4,403,119	1,847,978	801,760	7,052,857
Operating income				2,730,297	1,056,186	(1,091,191)	2,695,292
Other income (expense), net				(107,276)	20,337	(43,692)	(130,631)
Income before provision for income taxes				2,623,021	1,076,523	(1,134,883)	2,564,661
Income tax provision				706,003	194,699	(310,102)	590,600
Net income				1,917,018	881,824	(824,781)	1,974,061
Net income attributable to the non-controlling interest in VMware, Inc.				—	(179,699)	68,332	(111,367)
Net income attributable to EMC Corporation				$1,917,018	$702,125	$(756,449)	$1,862,694

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2011
Revenues:
Product revenues	$7,282,052	$135,797	$305,138	$7,722,987	$1,326,623	$—	$9,049,610
Services revenues	3,388,839	336,846	280,150	4,005,835	1,377,712	—	5,383,547
Total consolidated revenues	10,670,891	472,643	585,288	11,728,822	2,704,335	—	14,433,157
Cost of sales	4,733,529	176,361	277,817	5,187,707	390,438	209,409	5,787,554
Gross profit	$5,937,362	$296,282	$307,471	6,541,115	2,313,897	(209,409)	8,645,603
Gross profit percentage	55.6%	62.7%	52.5%	55.8%	85.6%	—	59.9%
Research and development				932,581	412,575	243,864	1,589,020
Selling, general and administrative				3,179,639	1,057,615	447,280	4,684,534
Restructuring and acquisition-related charges				—	—	68,411	68,411
Total costs and expenses				4,112,220	1,470,190	759,555	6,341,965
Operating income				2,428,895	843,707	(968,964)	2,303,638
Other income (expense), net				(76,169)	4,466	(30,184)	(101,887)
Income before provision for income taxes				2,352,726	848,173	(999,148)	2,201,751
Income tax provision				620,453	103,711	(258,708)	465,456
Net income				1,732,273	744,462	(740,440)	1,736,295
Net income attributable to the non-controlling interest in VMware, Inc.				—	(151,612)	44,608	(107,004)
Net income attributable to EMC Corporation				$1,732,273	$592,850	$(695,832)	$1,629,291
Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
United States	$2,885,968	$2,674,626	$8,376,276	$7,552,800
Europe, Middle East and Africa	1,351,753	1,355,474	4,216,384	4,149,828
Asia Pacific and Japan	733,157	695,443	2,192,411	1,944,808
Latin America, Mexico and Canada	307,298	254,658	898,876	785,721
Total	$5,278,176	$4,980,201	$15,683,947	$14,433,157
No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2012 or 2011.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,851.6 million at September 30, 2012 and $3,622.8 million at December 31, 2011. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $626.8 million at September 30, 2012 and $616.5 million at December 31, 2011. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at September 30, 2012 or December 31, 2011.

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
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share, invest in the business and improve our financial returns. During the remainder of 2012, we will continue to innovate and invest in expanding our total addressable market through internal research and development (“R&D”) and through acquisitions to capitalize on the continued expansion of enterprise data. We have developed a product portfolio with customers’ current and future needs in mind; these needs will continue to evolve as the largest transformation in information technology (“IT”) history creates enormous opportunities in three secular trends: Cloud Computing, Big Data and Trust.
Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT-as-a-Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is gaining traction, customers are increasingly recognizing that their ability to compete is tied to the efficiency, flexibility and agility of their IT operations and that transitioning to a cloud-based architecture will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. With the continued growth of the investments we are making in Big Data, we believe we are well-positioned in this market to continue assisting our customers in storing, managing and unlocking the value contained within this information. The successful transition to a model that leverages Cloud Computing and Big Data is dependent upon both the right infrastructure and the ability to build Trust into that infrastructure. Having a holistic and data-centric approach to security threats is key to building Trust, and we have been at the forefront of this security trend. The new threat environment is transforming the way customers think about Trust, and we continue to build our data-centric approach to security to enable our customers to take full advantage of the benefits afforded by Cloud Computing and Big Data.
Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help customers transition to Cloud Computing and benefit from Big Data. We offer three alternatives to help our customers transition to Cloud architectures and leverage Big Data: our best of breed infrastructure components, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel. Our service provider program is another important part of our strategy to get our customers to the Public Cloud.
VMware Virtual Infrastructure
VMware’s financial focus is on long-term revenue growth to generate cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, end-user devices and cloud computing through a combination of internal development and acquisitions. VMware expects to grow its business by broadening its virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere in 2009, VMware has introduced more products that build on the vSphere foundation including VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. Additionally, in the third quarter of 2012, VMware released VMware vCloud Suite 5.1, which integrates its virtualization, cloud infrastructure and management portfolio into a comprehensive solution consisting of cloud infrastructure

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

and management products, expertise and ecosystem support. VMware vCloud Suite 5.1 is its first solution to deliver a software-defined data center (“SDDC”). The SDDC architecture abstracts all hardware resources and pools them into aggregate capacity, enabling automation to safely and efficiently parcel it out as needed for applications. VMware plans to continue to introduce additional products in the future that expand and promote the use of the vSphere foundation and the SDDC. In addition, VMware has made, and expects to continue to make, acquisitions that strengthen its product offerings or extend its strategy to deliver broader virtualized solutions.
We believe that on a consolidated basis, our comprehensive portfolio of best-of-breed highly integrated solutions, wealth of experience and proven track record will allow us to leverage our strengths and position us to capitalize on the evolving trends of Cloud Computing, Big Data and Trust, even if the economic landscape remains cautious. Going forward, we believe we will grow faster than our addressable markets and take share while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.
RESULTS OF OPERATIONS
Revenues
The following tables present revenue by our segments:

	For the Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Information Storage	$3,762.8	$3,662.9	$99.9	2.7%
Information Intelligence Group	158.0	161.6	(3.6)	(2.2)
RSA Information Security	226.9	214.9	12.0	5.6
VMware Virtual Infrastructure	1,130.5	940.8	189.7	20.2
Total revenues	$5,278.2	$4,980.2	$298.0	6.0%

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Information Storage	$11,268.9	$10,670.9	$598.0	5.6%
Information Intelligence Group	456.3	472.6	(16.3)	(3.4)
RSA Information Security	654.2	585.3	68.9	11.8
VMware Virtual Infrastructure	3,304.5	2,704.3	600.2	22.2
Total revenues	$15,683.9	$14,433.2	$1,250.7	8.7%

Consolidated product revenues increased 0.3% and 3.1% to $3,084.4 and $9,332.0 for the three and nine months ended September 30, 2012, respectively. Consolidated product revenues increased slightly during the three month period due to increases in VMware Virtual Infrastructure product revenues, somewhat offset by decreases in Information Storage product revenues resulting from macro economic uncertainty leading to more deal scrutiny, which caused customers to delay procurement decisions and to channel orders coming in too late in the quarter to allow for third quarter shipments. The consolidated product revenues increase for the nine month period was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ product revenues due to continued higher demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures and analyze and protect the data within their data centers.

The Information Storage segment’s product revenues decreased 1.1% and increased 1.7% to $2,438.7 and $7,406.3 for the three and nine months ended September 30, 2012, respectively. Within the networked storage platforms portfolio, which includes our high-end and mid-tier storage platform products, product revenues increased 1.7% and 5.7% for the three and nine months ended September 30, 2012, respectively. Within the high-end of the Information Storage segment, product revenues increased 4.6% and decreased 1.1% for the three and nine months ended September 30, 2012, respectively. The increase in revenues for the three months ended September 30, 2012 was largely due to demand for our Symmetrix scale-out block solutions that had their first full quarter of availability for the refreshed family of VMAX systems. The decrease in revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was primarily driven by the strong growth in the nine months ended September 30, 2011 associated with the introduction of FAST VP in conjunction with VMAX in the first quarter of 2011. Within the mid-tier of the Information Storage segment, which includes the VNX

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

family, Backup and Recovery Systems, EMC Isilon and EMC Atmos, product revenues decreased 0.2% and increased 10.9% for the three and nine months ended September 30, 2012, respectively. Demand for our VNX family continued despite a difficult market environment which led to later-than-expected timing of some channel orders which we could not fulfill in the third quarter resulting in an overall decrease in revenue. Our Data Domain and Avamar product revenue grew, however revenue from our purpose-built backup appliances in the third quarter of 2012 was negatively impacted by delayed procurement decisions by customers which delayed some deals beyond our third quarter. The scale-out file offering from EMC Isilon continues to deliver strong revenue growth in its traditional areas of strength and it expands its presence in enterprise environments. Finally, our EMC Greenplum Big Data analytics solutions portfolio continues to grow at strong double-digit rates resulting from demand from new customers as well as repeat customers adding on to their existing analytics implementations.

The VMware Virtual Infrastructure segment’s product revenues increased 10.6% and 12.2% to $489.9 and $1,488.3 for the three and nine months ended September 30, 2012, respectively. VMware’s license revenues increased primarily due to demand for product offerings. During the three months ended September 30, 2012 and 2011, respectively, ELAs comprised 24% and 22% of total sales and during the nine months ended September 30, 2012 and 2011, respectively, ELAs comprised 25% and 24% of total sales.

The RSA Information Security segment’s product revenues decreased 8.4% and increased 0.3% to $106.0 and $306.0 for the three and nine months ended September 30, 2012, respectively. The decrease in product revenues during the three month period was primarily due to the slowdown of hiring and employment, especially in Europe and Asia, which negatively impacted our Identity and Data Protection business as well as the prior year remediation of tokens which disrupted the normal renewal cycles. The slight increase in product revenues during the nine month period was primarily attributable to increased demand for our Security Management and Compliance products.

The Information Intelligence Group segment’s product revenues decreased 1.1% and 3.2% to $49.9 and $131.4 for the three and nine months ended September 30, 2012, respectively. The decrease in product revenues was largely due to changing customer demand, primarily in the first quarter of 2012. The Information Intelligence Group segment continues to innovate, creating solutions that we believe will be easier to deploy, easier to use and more aligned with customer needs.

Consolidated services revenues increased 15.1% and 18.0% to $2,193.7 and $6,351.9 for the three and nine months ended September 30, 2012, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased demand for maintenance-related services. In addition, we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 10.6% and 14.0% to $1,324.1 and $3,862.6 for the three and nine months ended September 30, 2012, respectively. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with a larger installed base as well as increased maintenance renewals. In addition, a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications also contributed to the increase in services revenues. The increase in services revenue growth for the three months ended September 30, 2012 was lower than the increase in growth in the nine month period due to macro economic conditions in the third quarter resulting in customers deferring some discretionary consulting projects and in fewer implementation services caused by lighter storage product revenue.

The VMware Virtual Infrastructure segment’s services revenues increased 28.7% and 31.8% to $640.6 and $1,816.2 for the three and nine months ended September 30, 2012, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. Software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 21.9% and 24.3% to $120.9 and $348.3 for the three and nine months ended September 30, 2012, respectively. Services revenues increased due to an increase in maintenance revenues and professional services resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues decreased 2.7% and 3.6% to $108.1 and $324.9 for the three and nine months ended September 30, 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Consolidated revenues by geography were as follows:

	For the Three Months Ended
	September 30, 2012	September 30, 2011	% Change

United States	$2,886.0	$2,674.6	7.9%
Europe, Middle East and Africa	1,351.8	1,355.5	(0.3)
Asia Pacific and Japan	733.2	695.4	5.4
Latin America, Mexico and Canada	307.3	254.7	20.7
Total revenues	$5,278.2	$4,980.2	6.0%

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	% Change

United States	$8,376.3	$7,552.8	10.9%
Europe, Middle East and Africa	4,216.4	4,149.8	1.6
Asia Pacific and Japan	2,192.4	1,944.8	12.7
Latin America, Mexico and Canada	898.9	785.7	14.4
Total revenues	$15,683.9	$14,433.2	8.7%
Revenues increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 in all of our geographic markets, excluding Europe, Middle East and Africa.
Changes in exchange rates negatively impacted revenue growth by 1.5% and 1.4% for the three and nine months ended September 30, 2012, respectively. The impact of the change in rates was most significant in the Euro zone for the three and nine months ended September 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

Cost of revenue:
Information Storage	$1,625.9	$1,583.7	$42.2	2.7%
Information Intelligence Group	50.5	59.4	(8.9)	(15.0)
RSA Information Security	81.3	69.7	11.6	16.6
VMware Virtual Infrastructure	135.6	130.7	4.9	3.7
Corporate reconciling items	97.3	70.4	26.9	38.2
Total cost of revenue	1,990.6	1,913.9	76.7	4.0
Gross margins:
Information Storage	2,136.9	2,079.2	57.7	2.8
Information Intelligence Group	107.5	102.2	5.3	5.2
RSA Information Security	145.6	145.2	0.4	0.3
VMware Virtual Infrastructure	994.9	810.1	184.8	22.8
Corporate reconciling items	(97.3)	(70.4)	(26.9)	38.2
Total gross margin	3,287.5	3,066.3	221.2	7.2
Operating expenses:
Research and development(1)	652.9	548.0	104.9	19.1
Selling, general and administrative(2)	1,708.8	1,612.9	95.9	5.9
Restructuring and acquisition-related charges	27.1	20.3	6.8	33.5
Total operating expenses	2,388.8	2,181.2	207.6	9.5
Operating income	898.8	885.0	13.8	1.6
Investment income, interest expense and other expenses, net	(54.7)	(71.8)	17.1	(23.8)
Income before income taxes	844.1	813.2	30.9	3.8
Income tax provision	185.4	171.1	14.3	8.4
Net income	658.7	642.1	16.6	2.6
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(32.3)	(36.5)	4.2	(11.5)
Net income attributable to EMC Corporation	$626.3	$605.6	$20.7	3.4%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Cost of revenue:
Information Storage	$4,893.1	$4,733.5	$159.6	3.4%
Information Intelligence Group	156.8	176.4	(19.6)	(11.1)
RSA Information Security	196.1	277.8	(81.7)	(29.4)
VMware Virtual Infrastructure	400.3	390.4	9.9	2.5
Corporate reconciling items	289.4	209.4	80.0	38.2
Total cost of revenue	5,935.8	5,787.6	148.2	2.6
Gross margins:
Information Storage	6,375.8	5,937.4	438.4	7.4
Information Intelligence Group	299.5	296.3	3.2	1.1
RSA Information Security	458.1	307.5	150.6	49.0
VMware Virtual Infrastructure	2,904.2	2,313.9	590.3	25.5
Corporate reconciling items	(289.4)	(209.4)	(80.0)	38.2
Total gross margin	9,748.1	8,645.6	1,102.5	12.8
Operating expenses:
Research and development(3)	1,896.7	1,589.0	307.7	19.4
Selling, general and administrative(4)	5,075.6	4,684.5	391.1	8.3
Restructuring and acquisition-related charges	80.6	68.4	12.2	17.8
Total operating expenses	7,052.9	6,342.0	710.9	11.2
Operating income	2,695.3	2,303.6	391.7	17.0
Investment income, interest expense and other expenses, net	(130.6)	(101.9)	(28.7)	28.2
Income before income taxes	2,564.7	2,201.8	362.9	16.5
Income tax provision	590.6	465.5	125.1	26.9
Net income	1,974.1	1,736.3	237.8	13.7
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(111.4)	(107.0)	(4.4)	4.1
Net income attributable to EMC Corporation	$1,862.7	$1,629.3	$233.4	14.3%
 ___________

(1)	Amount includes corporate reconciling items of $88.2 and $83.1 for the three months ended September 30, 2012 and 2011, respectively.

(2)	Amount includes corporate reconciling items of $170.5 and $145.4 for the three months ended September 30, 2012 and 2011, respectively.

(3)	Amount includes corporate reconciling items of $244.5 and $243.9 for the nine months ended September 30, 2012 and 2011, respectively.

(4)	Amount includes corporate reconciling items of $476.7 and $447.3 for the nine months ended September 30, 2012 and 2011, respectively.
Gross Margins
Overall our gross margin percentages were 62.3% and 61.6% for the three months ended September 30, 2012 and 2011, respectively. The increase in the gross margin percentage in the third quarter of 2012 compared to 2011 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 132 basis points and the Information Intelligence Group segment, which increased overall gross margins by 15 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 14 basis points, and the Information Storage segment, which decreased overall gross margins by 8 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs, decreased the consolidated gross margin percentage by 53 basis points. Transition costs represent the incremental costs incurred to streamline our current cost structure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Our gross margin percentages were 62.2% and 59.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the gross margin percentage for the nine months ended September 30, 2012 compared to 2011 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 150 basis points, the RSA Information Security segment, which increased overall gross margins by 73 basis points, the Information Storage segment, which increased overall gross margins by 47 basis points and the Information Intelligence Group segment, which increased overall gross margins by 9 basis points. Additionally, the increase in corporate reconciling items decreased the consolidated gross margin percentage by 54 basis points.
For segment reporting purposes, stock-based compensation, restructuring and acquisition-related charges, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $26.9 in the corporate reconciling items for the three months ended September 30, 2012 compared to the same period in 2011 was attributable to a $12.7 increase in amortization of VMware’s capitalized software from prior periods, a $10.7 increase in acquisition-related intangible asset amortization expense and a $4.3 increase in stock-based compensation expense, partially offset by a $0.8 decrease in transition costs. The increase of $80.0 in the corporate reconciling items for the nine months ended September 30, 2012 compared to the same period in 2011 was attributable to a $49.0 increase in amortization of VMware’s capitalized software from prior periods, a $2.7 increase in transition costs, a $2.7 increase in stock-based compensation expense and a $25.6 increase in acquisition-related intangible asset amortization expense.
The gross margin percentages for the Information Storage segment were 56.8% for both the three months ended September 30, 2012 and 2011, and were 56.6% and 55.6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross margin percentage for the nine months ended September 30, 2012 compared to the same period in 2011 was attributable to improved product and service gross margins, driven by a shift in mix towards higher margin products and services, higher sales volume and an improved cost structure.
The gross margin percentages for the VMware Virtual Infrastructure segment were 88.0% and 86.1% for the three months ended September 30, 2012 and 2011, respectively, and were 87.9% and 85.6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross margin percentage for both the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily attributable to improvements in services gross margins due to growth in maintenance revenue.
The gross margin percentages for the RSA Information Security segment were 64.2% and 67.6% for the three months ended September 30, 2012 and 2011, respectively, and were 70.0% and 52.5% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in gross margin percentage for the three months ended September 30, 2012 compared to the same period in 2011 was due to a decrease in product margins resulting from slower than expected sales, somewhat offset by increases in services margins. The increase in gross margin percentage for the nine months ended September 30, 2012 compared to the same period in 2011 was due to an increase in product margins. The increase in product margins was primarily due to the one-time impact of RSA remediation associated with working with our customers to implement remediation programs which negatively impacted gross margin in the first quarter of 2011 as well as a release of the excess reserve, which positively impacted gross margin in the second quarter of 2012.
The gross margin percentages for the Information Intelligence Group segment were 68.1% and 63.2% for three months ended September 30, 2012 and 2011, respectively, and were 65.6% and 62.7% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross margin percentage for both the three and nine months ended September 30, 2012 compared to the same periods in 2011 was attributable to a reduction in fixed costs in the second and third quarters of 2012 and services margin improvement.
Research and Development
As a percentage of revenues, R&D expenses were 12.4% and 11.0% for the three months ended September 30, 2012 and 2011, respectively, and were 12.1% and 11.0% for the nine months ended September 30, 2012 and 2011, respectively. R&D expenses increased $104.9 and $307.6 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and depreciation expense. Personnel-related costs increased by $93.9 and $252.8, infrastructure costs increased by $3.1 and $14.3 and depreciation expense increased by $2.7 and $8.8 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. Also increasing these costs was a decrease in capitalized software development costs of $3.8 and $27.7 for the three and nine months ended September 30, 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $5.2 and $0.6 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. Stock-based compensation expense increased $9.4 and $5.7, intangible asset amortization decreased $1.7 and $4.8 and transition costs decreased $2.5 and $0.2 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.9% and 7.8% for the three months ended September 30, 2012 and 2011, respectively, and were 8.7% and 8.0% for the nine months ended September 30, 2012 and 2011, respectively. R&D expenses increased $51.4 and $145.3 for the three and nine months ended September 30, 2012, respectively, primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and depreciation expense, partially offset by capitalized software development costs. Personnel-related costs increased by $58.9 and $162.4 and depreciation expense increased by $4.3 and $12.6 for the three and nine months ended September 30, 2012, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $17.3 and $46.3 for the three and nine months ended September 30, 2012, respectively. The increase in capitalized software development costs is primarily due to the timing of products reaching technological feasibility.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17.4% and 15.8% for the three months ended September 30, 2012 and 2011, respectively, and were 17.4% and 15.3% for the nine months ended September 30, 2012 and 2011, respectively. R&D expenses increased $48.3 and $161.7 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 largely due to increases in personnel-related costs of $28.0 and $85.0 driven by incremental headcount from strategic hiring and business acquisitions and a decrease in capitalized software development costs of $21.1 and $74.0 as VMware ceased capitalization of software development costs. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. VMware expects its products to be available for general release soon after technological feasibility has been established.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.4% for both the three months ended September 30, 2012 and 2011 and were 32.4% and 32.5% for the nine months ended September 30, 2012 and 2011, respectively. SG&A expenses increased by $95.9 and $391.1 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, commissions, business development, infrastructure and depreciation expense. Personnel-related costs increased by $34.8 and $99.8, commissions increased by $14.0 and $76.6, business development costs increased by $16.3 and $50.6, infrastructure costs increased by $10.5 and $30.5 and depreciation expense increased by $3.8 and $16.0 for the three and nine months ended September 30, 2012, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs, increased $25.0 and $29.4 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. Stock-based compensation expense increased $36.0 and $42.8, intangible asset amortization decreased $4.1 and $9.9 and transition costs decreased $6.9 and $3.5 for the three and nine months ended September 30, 2012, respectively. The increase in stock-based compensation expense was primarily due to strategic hiring and business acquisitions.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.6% and 27.2% for the three months ended September 30, 2012 and 2011, respectively, and were 26.9% and 27.1% for the nine months ended September 30, 2012 and 2011, respectively. SG&A expenses increased $3.6 and $145.6 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 primarily due to decreases in personnel-related costs, offset by increases in commissions, business development, infrastructure and depreciation expense. Personnel-related costs decreased due to careful discretionary spending exceeding increases in salary resulting from strategic hiring and business acquisitions. Personnel-related costs decreased by $44.5 and $101.0, commissions increased by $13.7 and $68.6, business development costs increased $10.5 and $20.5, infrastructure costs increased $5.6 and $16.0 and depreciation expense increased by $8.6 and $25.1 for the three and nine months ended September 30, 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 38.5% and 39.1% for the three months ended September 30, 2012 and 2011, respectively, and were 38.5% and 39.1% for the nine months ended September 30, 2012 and 2011, respectively. SG&A expenses increased $67.3 and $216.1 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 primarily due to growth in personnel-related expenses driven by incremental headcount as well as an increase in the costs of marketing programs.
Restructuring and Acquisition-Related Charges
For the three months ended September 30, 2012 and 2011, we incurred restructuring and acquisition-related charges of $27.1 and $20.3, respectively. For the nine months ended September 30, 2012 and 2011, we incurred restructuring and acquisition-related charges of $80.6 and $68.4, respectively. For the three and nine months ended September 30, 2012, we incurred $22.3 and $70.1, respectively, of restructuring charges, primarily related to our current year restructuring programs and $4.8 and $10.5, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2011, we incurred $16.9 and $58.1, respectively, of restructuring charges, primarily related to our 2011 restructuring programs and $3.4 and $10.3, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services.
Investment Income
Investment income was $29.9 and $32.3 for the three months ended September 30, 2012 and 2011, respectively, and was $85.3 and $106.5 for the nine months ended September 30, 2012 and 2011, respectively. Investment income decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to lower interest income. For the three months ended September 30, 2012, interest income was $25.0 and net realized gains were $4.8. For the nine months ended September 30, 2012, interest income was $77.4 and net realized gains were $6.3. Additionally, interest income was $28.1 and $88.1 and net realized gains were $3.5 and $16.5 for the three and nine months ended September 30, 2011, respectively.
Interest Expense
Interest expense was $21.5 and $44.3 for the three months ended September 30, 2012 and 2011, respectively, and was $58.2 and $135.8 for the nine months ended September 30, 2012 and 2011, respectively. Interest expense consists primarily of interest on the 2011 Notes and 2013 Notes. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $15.4 and $30.9 for the three months ended September 30, 2012 and 2011, respectively, and $45.1 and $90.2 for the nine months ended September 30, 2012 and 2011, respectively, as we are accreting the 2011 Notes and 2013 Notes to their stated values over their term. See Note 4 to the consolidated financial statements. The decrease in interest expense was driven by the settlement of the 2011 Notes at the end of 2011.

Other Income (Expense), Net
Other expense, net was $63.1 and $59.8 for the three months ended September 30, 2012 and 2011, respectively, and was $157.7 and $72.6 for the nine months ended September 30, 2012 and 2011, respectively. Other expense in 2012 primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, and losses on interest rate swaps, partially offset by our net gains from the sale of strategic investments held at cost, which includes the gain on our investment in XtremIO of $31.6 in the second quarter of 2012. Our consolidated share of the losses from VCE was $61.9 and $50.2 for the three months ended September 30, 2012 and 2011, respectively, and was $176.9 and $138.7 for the nine months ended September 30, 2012 and 2011, respectively. This joint venture is accounted for under the equity method. See Note 9 to the consolidated financial statements. Losses on interest rate swaps were $39.5 for the three and nine months ended September 30, 2012. See Note 4 to the consolidated financial statements. Net gains from the sale of strategic investments were $3.3 and $0.1 for the three months ended September 30, 2012 and 2011, respectively, and were $70.9 and $65.2 for the nine months ended September 30, 2012 and 2011, respectively.
Provision for Income Taxes
Our effective income tax rates were 22.0% and 23.0% for the three and nine months ended September 30, 2012, respectively. Our effective income tax rates were 21.0% and 21.1% for the three and nine months ended September 30, 2011, respectively. Our effective income tax rate is based upon estimated income before tax for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2012 and 2011, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income tax rate.
Our effective income tax rate increased in the three and nine months ended September 30, 2012 from the three and nine months ended September 30, 2011 due primarily to the expiration of the U.S. federal research and development tax credit for 2012 partially offset by a difference in composition of income before tax in different countries. The U.S. federal research and development tax credit reduced our effective income tax rate by approximately 2.2% for the three and nine months ended September 30, 2011. There were also differences in change in tax contingency reserves and discrete items, the net impact of which is immaterial.
During the second quarter of 2012, we determined that since VMware’s public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 in our December 31, 2011 consolidated balance sheet and an understatement of additional paid-in capital of $357.2 in our statement of shareholders’ equity for the nine months ended September 30, 2011.  See Note 1 to the consolidated financial statements.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years of 2009 and 2010 in Q3 2012. We also have income tax audits in process in numerous state, local and international jurisdictions. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions and/or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. Based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of the amount of such changes, if any, to our previously recorded uncertain tax positions.
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

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $32.3 and $36.5 for the three months ended September 30, 2012 and 2011, respectively, and was $111.4 and $107.0 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the three months ended September 30, 2012 compared to the same period in 2011 was due to a decrease in VMware’s net income. The increase in the nine months ended September 30, 2012 compared to the same period in 2011 was due to increases in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s net income was $156.8 and $177.5 for the three months ended September 30, 2012 and 2011, respectively, and was $539.9 and $523.5 for the nine months ended September 30, 2012 and 2011, respectively. The weighted average non-controlling interest in VMware was approximately 21% for both the three months ended September 30, 2012 and 2011 and was approximately 21% and 20% for the nine months ended September 30, 2012 and 2011, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. During the nine months ended September 30, 2012, EMC purchased approximately 1.5 million VMware shares for approximately $131.9.

Financial Condition

Cash provided by operating activities was $4,363.1 and $3,484.6 for the nine months ended September 30, 2012 and 2011, respectively. Cash received from customers was $16,556.7 and $15,434.2 for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash received from customers was attributable to a general increase in sales volume. Cash paid to suppliers and employees was $11,950.6 and $11,577.0 for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the nine months ended September 30, 2012 and 2011, we paid $290.9 and $395.5, respectively, in income taxes. These

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $2,930.4 and $2,856.9 for the nine months ended September 30, 2012 and 2011, respectively. Cash used for business acquisitions, strategic and other investments was $1,859.4 and $804.7 for the nine months ended September 30, 2012 and 2011, respectively. The increase was due to an increase in acquisition activity with EMC and VMware collectively acquiring thirteen companies in the nine months ended September 30, 2012, including the acquisition of Nicira for $1,099.6, compared to the acquisition of seven businesses during the nine months ended September 30, 2011. Additionally, VMware purchased a leasehold interest for $151.1 in the nine months ended September 30, 2011. In the nine months ended September 30, 2012 and 2011, we also provided funding of $217.9 and $191.6, respectively, to our joint ventures, VCE Company LLC, and Canopy, our joint venture with Atos. Capital additions were $523.5 and $601.2 for the nine months ended September 30, 2012 and 2011, respectively. The lower level of capital additions in 2012 was primarily attributable to increased spending in 2011 on facility expansion and information technology infrastructure. Capitalized software development costs were $315.8 and $342.1 for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily attributable to VMware’s change in its go-to-market strategy, somewhat offset by EMC Information Infrastructure’s efforts on its software development activities. Net purchases of investments were $13.9 and $766.2 for the nine months ended September 30, 2012 and 2011, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $1,784.8 and $1,626.7 for the nine months ended September 30, 2012 and 2011, respectively. We spent $1,699.8 for payment of our convertible debt in the nine months ended September 30, 2012. We spent $380.0 and $1,899.2 to repurchase 15.3 million and 77.2 million shares of our common stock for the nine months ended September 30, 2012 and 2011, respectively. We also spent $131.9 and $342.2 to purchase 1.5 million and 4.0 million shares of VMware’s common stock in the nine months ended September 30, 2012 and 2011, respectively. Additionally, in the nine months ended September 30, 2012 and 2011, respectively, VMware spent $307.0 and $490.9 to repurchase 3.3 million and 5.5 million shares of its common stock. We generated $602.0 and $786.9 during the nine months ended September 30, 2012 and 2011, respectively, from the exercise of stock options. We generated $212.3 and $318.7 during the nine months ended September 30, 2012 and 2011, respectively, of excess tax benefits from stock-based compensation. We spent $69.9 in the settlement of interest rate contracts during the nine months ended September 30, 2012.

We expect to continue to generate positive cash flows from operations for the remainder of 2012 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

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

The remaining $1,710.2 of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended September 30, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through December 31, 2012. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $14.8 of the 2013 Notes have been converted as of September 30, 2012.
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

We have available for use a credit line of $50.0 in the United States. As of September 30, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At September 30, 2012, we were in compliance with the covenants. As of September 30, 2012, the aggregate amount of liabilities of our subsidiaries was approximately $6,452.5.

At September 30, 2012, our total cash, cash equivalents, and short-term and long-term investments were $10,580.0. This balance includes approximately $4,394.6 held by VMware, of which $2,920.0 is held overseas, and $2,212.0 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC used certain non-GAAP financial measures in the three months ended September 30, 2012 which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, amortization of VMware’s capitalized software from prior periods, and infrequently occurring gains, losses and charges to measure its gross margin, operating margin, non-operating income (expense), net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to capital expenditures and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.
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
Our non-GAAP operating results for the three months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Gross margin	$3,384.9	$3,136.0
Gross margin percentage	64.1%	63.0%
Operating income	1,281.9	1,194.2
Operating income percentage	24.3%	24.0%
Non-operating income (expense)	(54.2)	(70.5)
Income tax provision	288.5	247.2
Net income attributable to EMC	881.3	821.8
Diluted earnings per share attributable to EMC	$0.40	$0.37

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

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended September 30, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Non-GAAP
Gross margin	$3,287.5	$33.0	$51.7	$—	$12.7	$3,384.9
Operating income	898.8	249.9	93.4	27.1	12.7	1,281.9
Non-operating income (expense)	(54.7)	0.5	—	—	—	(54.2)
Income tax provision	185.4	66.7	29.5	2.5	4.3	288.5
Net income attributable to EMC	626.3	164.0	60.1	24.2	6.7	881.3
Diluted earnings per share attributable to EMC	$0.28	$0.07	$0.03	$0.01	$—	$0.40

	For the Three Months Ended September 30, 2011
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Non-GAAP
Gross margin	$3,066.3	$28.7	$41.0	$—	$3,136.0
Operating income	885.0	200.2	88.6	20.3	1,194.2
Non-operating income (expense)	(71.8)	1.3	—	—	(70.5)
Income tax provision	171.1	45.0	28.4	2.7	247.2
Net income attributable to EMC	605.6	141.3	57.5	17.4	821.8
Diluted earnings per share attributable to EMC	$0.27	$0.06	$0.03	$0.01	$0.37
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the nine months ended September 30, 2012, our free cash flow was 3,523.8, an increase of 38.7% compared to the free cash flow generated for the nine months ended September 30, 2011. The free cash flow for the nine months ended September 30, 2012 exceeded our same period non-GAAP net income attributable to EMC by $957.9. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.
The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash Flow from Operations	$4,363.1	$3,484.6
Capital Expenditures	(523.5)	(601.2)
Capitalized Software Development Costs	(315.8)	(342.1)
Free Cash Flow	$3,523.8	$2,541.3
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $4,363.1 and $3,484.6 for the nine

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

months ended September 30, 2012 and 2011, respectively, cash used in investing activities of $2,930.4 and $2,856.9 for the nine months ended September 30, 2012 and 2011, respectively, and net cash used in financing activities of $1,784.8 and $1,626.7 for the nine months ended September 30, 2012 and 2011, respectively.
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

Changes in Internal Control Over Financial Reporting.

During the third quarter of 2012, we implemented an upgraded enterprise resource planning, or ERP, computer system.  This upgraded system is a systems improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.  The system implementation is designed to provide more effective management of our business operations as we continue to grow in size and scale.

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

We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Natural disasters, such as the flooding in Thailand affecting our disk drive component suppliers, have also in the past and may continue to impact our ability to procure certain components in a timely fashion. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of resources used in production or increase our costs. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings. An economic crisis may also negatively affect our suppliers’ solvency, which could, in turn, result in product delays or otherwise materially adversely affect our business, results of operations or financial condition.

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

We held $6.4 billion in short- and long-term investments as of September 30, 2012. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2012

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	29,108		$26.21	—	44,273,109
August 1, 2012 – August 31, 2012	1,975,079		26.73	—	44,273,109
September 1, 2012 – September 30, 2012	5,444,118		27.55	5,443,970	38,829,139
Total	7,448,305	(2)	$27.33	5,443,970	38,829,139

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 2,004,335 shares withheld from employees for the payment of taxes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 56 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2012	EMC CORPORATION

	By:	/s/ David I. Goulden
David I. Goulden
President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)
3.2	Amended and Restated Bylaws of EMC Corporation. (2)
4.1	Form of Stock Certificate. (3)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006. (4)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006. (4)
10.1*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
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