Form 10-K
period 2012-12-31
EMC CORP
filed 2013-02-27
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $53,647,086,547 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012).
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2013 was 2,104,430,304.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2013.

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

Our mission is to lead people and organizations on the journey to hybrid Cloud Computing. Cloud Computing offers a dramatically more efficient computing model that helps transform IT from a cost center to a value-driver. We support a broad range of customers around the world, in every major industry, in the public and private sectors, and of sizes ranging from the Fortune Global 500 to small-sized businesses.

We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. As data centers move to a Cloud Computing model, managing information will be central to their operations. EMC Information Infrastructure provides a foundation for organizations to store, manage, protect, analyze and secure their vast and ever-increasing quantities of information, improve business agility, lower cost of ownership and enhance their competitive advantage within traditional data centers, virtual data centers and cloud-based IT infrastructures. Infrastructure for Cloud Computing is much more agile and efficient - this is achieved though virtualization. VMware Virtual Infrastructure, which is represented by EMC's majority equity stake in VMware, Inc. (“VMware”), is the leader in virtualization infrastructure solutions.

EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts.

EMC’s Strategy, Products and Services

Industry Transformation and Opportunity

The IT industry is in transition. Cloud Computing represents one of the biggest waves of change in IT history - the way IT is built, operated and consumed will change. Cloud Computing will transform IT departments, driving them to seek new infrastructure for their data centers, new partners for their operations and to access information in new ways.

At the same time data growth is exploding: industry experts expect data to grow 50-fold from the beginning of 2010 to 2020. New, powerful cloud infrastructure represents the best platform for organizations to mine through massive quantities of “Big Data,” enabling them to identify new business opportunities or efficiencies in their operations. Big Data promises to transform business.

Finally, one of the biggest obstacles to the adoption of Cloud Computing is Trust. Despite the obvious benefits offered through Cloud Computing, IT leaders remain cautious about how to safely manage the data their businesses rely upon, while doing so in a more open and cloud-connected way.

EMC's strategy and opportunity is to deliver best-of-breed products and services that allow IT departments to move to a Cloud Computing model, analyze vast quantities of Big Data and do so in a safe and trusted way. Whether customers are expanding their traditional data centers or embracing a virtual data center or broader Cloud Computing and IT as a Service models, EMC's broad portfolio aims to meet their needs through every phase from initial assessment to design, delivery and implementation.

Cloud Computing Transforms IT

The ultimate goal of Cloud Computing is to make IT more agile and, therefore, more responsive to business needs. To do this, the IT infrastructure must be made more efficient, so more of the IT budget can be dedicated to new projects that the business is requesting. This efficiency is achieved first through virtualizing the infrastructure - creating shared pools of network, storage and compute resources that any application can access. Next, through increased automation, the infrastructure can be less dependent on administrators. Automation not only makes things more efficient, it makes things faster and more reliable. The business then can consume IT “as a service” and understand what is being delivered, at what service level and how much it costs.

To drive the maximum efficiency and agility, data centers will increasingly become software-defined data centers. In the software-defined data center, all infrastructure is virtualized and delivered as a service while the control of the data center is largely automated by software. The virtualization platform manages policy and drives automation through integration with intelligent infrastructure systems, providing end-to-end automation and maximizing efficiency and agility.

We believe that most companies will first build a “private cloud” inside their own data center - consolidating, standardizing, virtualizing and then automating much of their existing infrastructure and running many of their existing applications. Over time, we believe there will be a number of “public clouds” delivered by trusted service providers able to run business applications at a lower cost than some IT departments. IT departments will come to rely on both private cloud and public cloud infrastructures for their operations - something called a “hybrid cloud”.

We believe companies will choose EMC to transform their IT for three reasons. We believe we can deliver the greatest improvements in efficiency of the IT infrastructure; we provide IT with a solution that leaves customers in control of their critical data and applications; and, finally, we offer the customer choice - they can retain an open architecture with an ability to run a broad range of applications on their virtual and information infrastructure and to run applications on different infrastructures.

Big Data Transforms Business

The continued growth of data in the digital universe creates a huge challenge for IT departments that must store and manage information - and do so with only an estimated 1.5 fold increase in their staffing by 2020, according to industry experts. But this Big Data also creates huge opportunities for organizations to turn all of this data into insightful information and deliver it to business users in a timely fashion.

Many modern business-critical systems now have been in place for upwards of a decade and have delivered huge increases in productivity as they automate the everyday work of many employees. Many of these business systems have amassed tens or hundreds of terabytes of data - stored, managed and protected in many cases by EMC's storage and security infrastructure. But the biggest growth in data is not occurring in these business systems - it's occurring in unstructured data such as files, videos and web logs. Unstructured data rapidly grows within organizations to petabyte scale and is not suitable to be stored, managed and analyzed by traditional IT systems.

To capitalize on the opportunity that Big Data presents, IT departments must acquire new technology, build new applications and serve insightful information up to business users in a relevant and visually appealing way. This new technology must be designed to operate at petabyte scale - employing a “scale-out” architecture. Software must be able to operate in a massively parallel way to enable vast quantities of data to be ingested and analyzed in a timely fashion. Finally, new business applications must be able to be built rapidly and serve up information so that business users can make informed decisions and take action.

Trust Accelerates Transformation

We believe that the adoption of Cloud Computing and the use of Big Data will be accelerated by an IT organization's ability to demonstrate Trust and security in Big Data assets and the cloud.

Cloud Computing architectures break the physical boundaries that define traditional and increasingly ineffective perimeter-based IT security approaches. While the value of accessing information grows and boundaries around IT environments dissolve, IT security threats are becoming stealthier and more advanced. New, intelligence-driven security approaches must analyze the flow of information to spot anomalies in user behavior and prevent or halt the loss of critical assets. We believe IT must move from an outdated approach of static security to new, dynamic security in order to secure Trust in Cloud Computing models.

Trusted IT comes from an organization that can anticipate, identify and repel advanced threats and ensure availability of applications, systems and data in the era of Cloud Computing and Big Data.

EMC Information Infrastructure Products and Offerings

Information Storage Segment

EMC offers a comprehensive portfolio of enterprise storage systems and software - including high-end EMC VMAX and mid-tier EMC VNX storage and a portfolio of backup products that support a wide range of enterprise application workloads. EMC's two additional storage families, EMC Isilon and EMC Atmos, are specifically designed to handle vast quantities of unstructured data. As the foundation of an information infrastructure within traditional data centers, virtual data centers and cloud-based IT infrastructures, EMC storage systems can be deployed in storage area networks (SAN), networked attached storage (NAS), unified storage combining NAS and SAN, object storage and/or direct attached storage environments.

Customer adoption of EMC's storage products and offerings in 2012 was driven by storage innovations, new features and capabilities and a focused emphasis on expanding EMC's partner ecosystem. All EMC storage systems leverage the latest Intel processor technology designed to consume less energy than alternative solutions and are optimized for virtual environments. EMC has more than 90 integration points between EMC and VMware products, which is critical to customers managing and optimizing their storage in virtual data centers. VMware and virtualization integration continues to be a key competitive differentiator and enabler for EMC, helping customers realize the potential of transforming their IT to virtual infrastructures.

EMC continues to lead the mid-range storage market with its award-winning EMC VNX unified storage family, which includes the VNX and VNXe. The VNX family was created with simplicity, efficiency, affordability and performance in mind. It simplifies the deployment and management of virtualized applications, such as those from Microsoft and Oracle, as well as virtual desktop infrastructure (VDI) solutions from VMware and Citrix. The VNXe is designed for IT generalists, offering an affordable unified storage platform for smaller businesses with solution-focused software that is designed to be simple to manage, provision and protect.

In 2012, EMC extended our commitment to supporting hybrid cloud infrastructures with the EMC Storage Analytics Suite for VNX, integrating VNX storage intelligence with the analytics capabilities of the VMware vCenter Operations Management Suite - which was jointly developed and is being sold and delivered by EMC and VMware. EMC also released a new version of the VNXe in 2012, offering 50 percent more performance and capacity than the previous version.

In 2012, EMC refreshed the EMC VMAX family, consisting of the VMAX 10K, VMAX 20K and the newest member of the family, the VMAX 40K, thereby defining an entirely new class of storage with industry-leading performance and capacity. EMC also introduced an innovative technology called Federated Tiered Storage (FTS) for the VMAX family. By federating and managing other storage arrays through VMAX, FTS provides customers with an additional tier of storage, while maximizing the value of their existing storage investments - including non-EMC storage arrays. Additionally, to meet the unique needs of service providers and enterprises wanting to offer storage services to their internal clients, EMC introduced the industry's first self-service, enterprise-class delivery platform based on EMC VMAX technology to enable service providers and enterprises to power private, hybrid, and public cloud services.

EMC continues to expand and innovate across its product portfolio to maximize the performance and efficiency benefits of enterprise Flash technology. The systems support the latest in enterprise Flash technology to optimize both performance and efficiency. The EMC FAST (Fully Automated Storage Tiering) Suite enables customers to leverage the performance benefits of Flash technology in an automated and cost-effective fashion. In 2012, EMC created a new Flash Products Division, committed to innovating and bringing the industry's most comprehensive and flexible portfolio of Flash-optimized products to market. With Flash being one of the most powerful enabling technologies driving innovation within the storage market, EMC is focused on extending its lead in the enterprise Flash market, which was established in 2008 with the introduction of the storage industry's first Flash-enabled enterprise storage array. In 2012, EMC introduced a server Flash caching solution called VFcache, previewed its future all-Flash storage array through the acquisition of XtremIO, and continued to innovate our Isilon, VMAX and VNX portfolios to provide hybrid Flash arrays. This comprehensive Flash portfolio is designed to meet the storage performance needs for virtually every customer need and budget.

Through our Backup and Recovery Systems division, EMC seeks to align customers' backup and recovery infrastructures to the transformational initiatives underway at IT organizations around the globe. EMC has a portfolio of next-generation disk-based backup and recovery solutions, which includes EMC Avamar deduplication backup software and system, EMC Data Domain deduplication storage systems, EMC NetWorker unified backup and recovery software and EMC Disk Library for mainframe products, among others. During 2012, EMC continued to deepen the level of integration between its backup hardware and software solutions, offering new capabilities through purpose-built backup appliances. In addition, we have increased our focus on tightly integrating our backup and recovery products with enterprise applications from Oracle, SAP and Microsoft and virtual infrastructure from VMware and Microsoft. This highly integrated approach to delivering solutions for backup and recovery, disaster recovery and archiving helps users address challenges associated with exponential data growth, physical-to-virtual migration and Cloud Computing initiatives.

EMC Isilon storage systems simplify and reduce the cost to manage Big Data storage environments by offering an innovative scale-out NAS architecture that enables rapid scaling of both capacity and performance while decreasing the need for management resources. In 2012, EMC introduced new Isilon products with improved security, data protection, interoperability and native integration with the Hadoop Distributed File System (HDFS), a critical component of many Big Data environments. Isilon solutions accelerate Big Data access in areas such as design and simulation, digital media, financial analysis, and enterprise file-based workflows, among other use cases.

Greenplum, the foundation of EMC's Big Data analytics capabilities, continued to strengthen its Unified Analytics Platform in 2012 and expanded the scope of our offerings through the acquisitions of agile software development firm, Pivotal Labs, and database performance and monitoring software company, MoreVRP. 2012 also marked Greenplum's entry into the open-source arena with the launch of several new initiatives. The EMC Greenplum Analytics Workbench, a 1,000-node cluster that provides an environment for validating Apache Hadoop code base at scale, further speeds the development of Hadoop as a revolutionary technology for Big Data. Greenplum continued to expand upon its industry-leading Hadoop distribution, as the first to support virtualized Hadoop environments with VMware Hadoop Virtualized Extension; with the creation of a new deployment and management utility; and with integration with the Spring framework, which boasts hundreds of thousands of users. Greenplum's OpenChorus Project features the release of Greenplum Chorus source code under an Apache open-source license. Partners that support the OpenChorus Project include Actuate, ADVIZOR Solutions, Alpine Data Labs, Gnip, Informatica, Kaggle, Pentaho, Pervasive, SAS, Syncsort and Tableau Software. Finally, Greenplum and Kaggle joined forces to tackle the short supply and heavy demand for data scientists with an integration between the Kaggle data science community and EMC Greenplum Chorus, the platform for data science.

EMC Global Services

EMC Global Services provides strategic guidance and technology expertise to help organizations optimize and transform IT to deliver IT as a Service, unlock the value in Big Data, and secure and protect their information in order to meet their business challenges and maximize the value of their information assets and investments. With more than 15,000 service professionals and support experts worldwide, plus a global network of alliances and partners, EMC Global Services leverages proven methodologies, industry best practices and an extensive knowledge base derived from a lengthy history of working with customers to reduce risk, lower costs and speed time-to-value.

EMC's comprehensive services capabilities enable customer success by addressing the full spectrum of needs across the IT solutions lifecycle - strategize, design, deploy, operate, educate and support - in traditional, virtual and Cloud Computing environments. EMC Global Services offerings include consulting services, technology deployment and integration, managed services, customer support services, and training and certification.

In 2012, we expanded our portfolio of cloud services to help organizations accelerate the adoption, consumption, optimization and management of cloud technologies. The new cloud services align closely with VMware to facilitate joint solutions delivery, and address critical elements of delivering IT as a Service including cloud infrastructure, application modernization and end-user computing. EMC also introduced security and risk management advisory services that enable organizations to build new levels of trust and control for next-generation IT infrastructures. We continued to expand our customers' choice of support management options with the mobile EMC Support Application, and helped a growing number of organizations close a skills gap through EMC training and certification for data center architects, cloud architects and data scientists. We also expanded the EMC Academic Alliance program, which has educated more than 150,000 students in 60+ countries on information storage and management, to more than 1,000 colleges and universities worldwide.

Additionally, EMC introduced new initiatives that will help our channel partners worldwide accelerate their customers' journey to Cloud Computing, including a Cloud Builder practice that enables partners to provide advanced capabilities for the design, deployment, and operation of cloud infrastructures based on EMC technology. Also, a new Cooperative Services joint-delivery model provides service components that partners can incorporate into a larger customer deliverable using proven EMC methodologies, best practices and analytical tools, augmenting existing sell-through and partner-enabled delivery models to provide partners with an additional choice of how to bring EMC services to market.

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

In 2012, RSA strengthened its leadership in the information security market through several strategic initiatives, product enhancements and technology partnerships. Among these strategic initiatives was the acquisition of Silver Tail Systems, a leading web fraud detection and security software provider. Silver Tail's Big Data approach to fighting cybercrime will help accelerate RSA's strategy to leverage data analytics and adaptive risk-based controls for broader consumer and enterprise security use cases. RSA also acquired Silicium Security whose endpoint monitoring technology has added vital threat detection and mitigation capabilities to the RSA Advanced Cyber Defense Services.

RSA introduced a number of innovative solutions throughout the year including the aforementioned RSA Advanced Cyber Defense Services which helps commercial and public sector customers with cyber attack preparedness and incident response. Significant product updates were released in 2012 including the RSA Archer GRC platform as well as RSA's flagship risk-based RSA Adaptive Authentication solution that currently helps protect more than 300 million online identities worldwide. RSA also introduced RSA Distributed Credential Protection, a unique innovation from RSA Labs designed to help web portal operators and large enterprises mitigate the risk of stolen passwords and other stored credentials and secrets from cyber attacks. Finally, RSA expanded strategic and technology partnerships with leading consulting company Booz Allen Hamilton, cloud security service provider ZScaler and multiple partners in mobility including Citrix, Good, Juniper and VMware.

Information Intelligence Group Segment

EMC's Information Intelligence Group (IIG) helps global organizations transform their business with software, cloud solutions and services that connect information to work. The division's strategy is comprised of four key elements: supporting the new user in the post-PC era by simplifying the user experience and supporting device mobility; accelerating our customers' journey to the cloud; providing pervasive governance solutions for customers to understand and secure their information; and finally, to help customers transform their business with solutions.

The IIG portfolio is comprised of EMC Documentum xCP for building dynamic business and case management solutions, and can serve as an action engine for Big Data. EMC Captiva for intelligent enterprise capture, EMC Document Sciences for customer communications management, EMC SourceOne Kazeon for eDiscovery, the EMC Documentum platform for creating, managing and deploying business applications and solutions and the EMC OnDemand private cloud deployment model for enterprise-class applications.

In 2012, IIG acquired Syncplicity, a cloud-based file sync and share company, to enrich our collaboration offerings, and expanded our vertical-specific content management solutions. IIG has a rich community of developers and a robust ecosystem of partners for helping customers develop, deploy and integrate comprehensive business solutions. Customers rely on IIG to collaborate, manage, access, distribute and control information securely from anywhere, at any time, from any device.

VMware Virtual and Cloud Infrastructure Products and Offerings

VMware is the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. VMware virtualization and cloud solutions reflect a pioneering approach to computing that separates application software from the underlying hardware to help achieve improvements in efficiency, agility, availability, flexibility and manageability.  VMware seeks to expand its role as a pioneer of virtualization technologies that simplify IT infrastructure throughout the data center and to the virtual workspace. VMware's broad and proven suite of virtualization technologies address a range of complex IT problems that includes cost and operational inefficiencies, facilitating access to Cloud

Computing capacity, business continuity, and corporate end-user computing device management. VMware solutions run on industry-standard desktop computers and servers to support a wide range of operating system and application environments, as well as networking and storage infrastructures.

VMware's solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. The benefits to VMware customers include lower IT costs, cost-effective high availability across a wide range of applications and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands.

In 2012, VMware released VMware vCloud Suite 5.1, which includes its flagship technology, VMware vSphere. VMware vCloud Suite is the first integrated solution designed to meet the requirements of the software-defined data center ("SDDC") by pooling industry-standard hardware and running compute, networking, storage and management functions in the data center as software-defined services. Additionally, significant updates were made to VMware's portfolio of end-user computing solutions, including VMware View 5.1.

To support VMware's strategy for the software-defined data center, VMware acquired several technology companies in 2012, including DynamicOps, Nicira and Wanova.

Pivotal Initiative

The industry-wide transition to Cloud Computing and the vast quantities of Big Data present a significant opportunity for both VMware and EMC to provide thought and technology leadership, not only at the infrastructure level, but also across the rapidly growing and fast-moving application development and Big Data markets.  To capitalize on this opportunity, in December 2012, VMware and EMC announced the commitment of technology, people and programs from both companies to focus on Big Data Analytics and Cloud Application Platforms under one virtual organization.

This virtual organization, currently called the Pivotal Initiative, is led by Paul Maritz, Chief Strategist of EMC, and will include most employees and resources working within EMC's Greenplum and Pivotal Labs organizations, VMware's vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations, as well as related efforts.

Markets and Distribution Channels

Markets

EMC targets organizations around the world, in every industry, in the public and private sectors, and of every size ranging from the Fortune Global 500 to small businesses and individual consumers.

Distribution Channels

We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many distributors, systems integrators, resellers, and original equipment manufacturers (“OEMs”). These agreements, subject to certain terms and conditions, enable these companies to market and resell certain EMC systems, software and related services.

In 2012, EMC had a record number of active selling partners contributing revenue to EMC, with balanced performance across all partner sizes, types and maturities. This success can be attributed to having a combination of a broad product portfolio and a program that rewards partners who are trained to effectively position, sell and service EMC products. We announced new initiatives and products to enable our worldwide network of channel partners to accelerate their customers' journey to Cloud Computing. In April, we announced EMC VSPEX Proven Infrastructure - a reference architecture that includes EMC's award-winning storage systems and next-generation backup products, along with best-of-breed virtualization, server and network technology from EMC alliance partners Brocade, Cisco, Citrix, Intel, Microsoft and VMware.  In 2012, partners sold more than 1,300 VSPEX systems.  EMC also began enabling EMC Velocity distributors worldwide with the skills and resources required to assemble multi-vendor solutions that feature EMC's award-winning unified storage systems and next-generation backup solutions. Distributors worldwide are provided with the technical training, proven methodologies and the backing of EMC's Global Services organization so they may assemble EMC VSPEX Proven Infrastructure and other EMC solutions for their reseller partners.

Also in 2012, EMC announced a series of enhancements to the EMC Velocity Service Provider program to help service provider and reseller partners capture the potential of the cloud services market, differentiate their business in the marketplace, and provide more value to customers. One example is the launch of the Velocity Cloud Builder Practice to enable channel partners to provide advanced capabilities for the design, deployment and operation of cloud infrastructures based on EMC technology. Additionally, in 2012, we revised our Enterprise Select go-to-market program to enable channel partners to sell directly into every market segment, including small- to medium-sized businesses, mid-market and Enterprise. The revisions enable EMC's direct sales representatives to leverage our partner ecosystem by building virtual sales teams comprised of many trusted partner sales representatives to open new selling opportunities in new and existing accounts.

Technology Alliances

EMC engages in numerous alliances with other technology companies to improve the total customer experience with our products and services.

In 2012, Cisco and EMC increased the level of funding for VCE Company LLC (“VCE”). VCE, formed by Cisco and EMC with investments from VMware and Intel, represents a joint venture of four established technology leaders to develop products, services and solutions for a global partner ecosystem in the rapidly growing converged infrastructure and Cloud Computing market. VCE accelerates the adoption of converged infrastructure and cloud-based computing models that reduce the cost of IT while improving time to market and increasing business agility for our customers. Through the Vblock system, VCE delivers the industry's first and only completely integrated IT offering that combines best-of-breed network, compute, storage, management, security and virtualization technologies into a single, fully supported product with end-to-end vendor accountability. VCE accelerates time to production and significantly reduces the large percentage of IT budgets and resources that today are consumed by routine maintenance, interoperability, patch management and other operations. VCE's prepackaged solutions cover horizontal applications, such as unified communications and analytics; vertical industry offerings, such as electronic health record management and HIPAA compliance; and application development environments for deployments, such as virtual desktop infrastructure (VDI) and SAP, allowing organizations to focus on business innovation instead of integrating, validating and managing IT infrastructure.

In 2012, VCE expanded its product portfolio including new Vblock 300 and Vblock 700 updates, Cisco UCS and Nexus updates, the introduction of Vblock Data Protection incorporating EMC VPLEX, EMC RecoverPoint, EMC Data Domain and EMC Avamar into Vblock solution offerings, and support for VMware vCloud Suite 5.1. VCE established strategic alliances with CA technologies and BMC to complement management offerings from VMware, Cisco and EMC. VCE expanded and enhanced the VCE partner program and forged several key agreements incorporating Vblock systems into partners' cloud offerings.

In 2012, EMC expanded its partner ecosystem in markets globally, strengthening existing relationships and forging new ones with global and regional technology and solutions providers. EMC delivered significant technology integration and new EMC Proven solutions and best practices for SAP, Cisco, Brocade, Citrix, Microsoft, Oracle and VMware to help accelerate customers' journey to private, public or hybrid cloud. Building upon a Memorandum of Understanding signed between EMC, VMware and SAP in 2011, EMC delivered SAP HANA appliance solution for in-memory database, working with Cisco as an OEM partner. Additionally, EMC has delivered a virtual stack solution for SAP applications, encapsulating best practices that optimize SAP customer deployments for performance, resilience and manageability, including guidance for virtualizing SAP environments with an emphasis on private and hybrid clouds. EMC introduced new Microsoft offerings to help companies of all sizes enhance the management of virtualized Microsoft applications and Windows environments, including virtualized Microsoft Exchange Server, Microsoft SQL Server and Microsoft SharePoint Server, including support for all product updates delivered by Microsoft in 2012.

In 2012, EMC also launched VSPEX, a solution program for channel partners. EMC partners use VSPEX Tested and Validated private clouds so they can focus on higher value business level solutions for their customers, delivering rapid deployment of critical applications such as SharePoint, Exchange, SQL and Oracle. VSPEX supports the latest operating environments including Windows Server 2012 and vSphere 5.1, and includes full backup and recovery plus stack management via ecosystem partners.

As a core element of EMC's hybrid cloud strategy, EMC continues to establish focused and committed partnerships with service providers around the world to expand the range of options for IT organizations seeking to gain business agility through the efficiency and choice offered by Cloud Computing, without sacrificing trust or control. EMC's commitment to choice in cloud services is evidenced in changes to our Velocity Service Provider Partner program announced in 2012. The program provides focus on increasing sales, marketing, planning and education benefits for our partners with the singular goal of delivering compelling cloud services to the global IT market. We also made available business development and services creation resources to enable partners to develop differentiated offerings built on EMC technology as well as marketing support including market development funds, campaigns, field execution and sales enablement tools. The Velocity Service Provider program is open to cloud service providers of all kinds, including telco/cableco, hosters, outsourcers, ISVs, resellers, value added resellers, distributors and enterprises. The program has evolved to enable qualified partner companies to participate and capture cloud opportunities.

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

Our hardware products are assembled and tested primarily at our facilities in the United States and Ireland or at global manufacturing service suppliers. We work closely with our suppliers to design, assemble and test product components in accordance with production standards and quality controls established by us. Our software products are designed, developed and tested primarily at our facilities in the United States and abroad. The products are tested to meet our quality standards.

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

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2012, 2011 and 2010, our research and development (“R&D”) expenses totaled $2,559.6 million, $2,149.8 million and $1,888.0 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide. See Item 2, Properties.

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

We have been granted or own by assignment approximately 3,400 patents issued by, and have approximately 2,200 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2012, we had approximately 60,000 employees worldwide, of which approximately 13,800 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

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

Sustainability

We believe that investing in a sustainable future makes EMC a stronger and healthier company and creates long-term value for our shareholders and other stakeholders. Sustainable business practices create financial value by generating savings from more efficient products and operations, and revenues from leveraging new market opportunities. Incorporating principles of sustainability in our product designs, operations, and decision-making enhances our resilience and agility in the face of global social and environmental events. And our commitment to a healthy future plays an increasingly important role in attracting, retaining and energizing our talent pool.

EMC's sustainability efforts are founded on three pillars: Sustaining Ecosystems (the environmental dimension), Strengthening Communities (the social dimension) and Delivering Value (the economic dimension). These pillars are built on a foundation of Transformative IT: the transformation of how IT products are designed, produced, used and managed at end of life; how IT services are delivered, secured and consumed; and how information is leveraged to derive new knowledge for business and society.

Our commitment to Sustaining Ecosystems centers upon addressing and reporting on the areas in which our business has the largest impacts - direct or indirect - and the greatest potential to drive change. Accordingly, our top environmental priorities continue to be energy use and climate change, and material use and waste.

Our primary greenhouse gas (“GHG”) emissions arise indirectly from the generation and transmission of electricity needed to run our business and even more, to power our products at customer sites. Therefore, our energy and climate change strategy is focused on increasing energy efficiency in our products as well as our facilities and data centers; supplying technology that enables energy efficient operations in our customers' data centers; engaging with suppliers to reduce emissions in the supply chain; and leveraging the transformative power of technology to reduce global energy demand.

We have set global targets to reduce our energy consumption and GHG emissions with a long-term objective of an absolute reduction of 80% in emissions in accordance with the Intergovernmental Panel on Climate Change's (IPCC's) Fourth Assessment Report recommendations. We achieved our 2012 goal to reduce our GHG intensity 30% per US$M revenue over 2005 and we are working toward goals of a 40% reduction in GHG intensity and in energy consumed per employee. In 2012, we submitted our fifth annual GHG disclosure report to the Carbon Disclosure Project.

Material use and waste is a second major area of impact for the IT industry. We are continuously pursuing opportunities to reduce material used in our products and operations, recycle what cannot be reused, and handle any waste with integrity and responsibility for the environment and human health. We are working with our suppliers and industry peers to identify substitutes for materials that can damage our ecology and human health. For example, we have eliminated the use of leaded solder in our products and reduced brominated flame retardants by greater than 50% in all new printed circuit boards. We are currently working with our suppliers to evaluate alternatives for the use of phthalates, a material of high concern, in our products. We have also identified and qualified a plasticizer for our cable sheathing that is free of halogens, PVCs, and phthalates though demand within the industry is not yet sufficient to mitigate the supply chain risks of switching to this substitute material.

Our global eWaste program offers product take back to all of our customers worldwide to help ensure those products are recycled or disposed of responsibly and in compliance with the law. Our published principles include commitments to avoid shipment of eWaste from OECD to non-OECD countries, and to ensure that no prison, child or forced labor is used in the processing of our eWaste. We are requiring our disposal suppliers to be properly certified by third parties, and in 2012, developed an audit protocol and program, meeting our commitment to complete independent audits of 80% of those suppliers.

EMC has a relatively small operational water footprint, with our primary usage in general building operations such as drinking, cooling and sanitation. However, water is required to generate and transmit the energy we consume, and energy is used to supply the water we use. Our suppliers also use water in their operations to produce the material components in our products. Because water conservation and efficiency activities save energy and help reduce the carbon emissions generated from these activities, we have taken a conscientious approach to conserving this important resource. In our owned and operated facilities, we minimize water use and manage wastewater streams to protect local water quality, and our manufacturing facilities produce no industrial wastewater. In 2012, we submitted our second water disclosure report to the Carbon Disclosure Project.

Environmental and social responsibility within our supply chain is central to our sustainability principles. EMC is committed to establishing and maintaining a world-class supply network in a competitive landscape. We work directly with suppliers in more than 20 countries, and rely indirectly on many more. We believe it is critical that conditions in our global supply chain be fair and legal, and that they protect human health and the environment. In support of these goals, we engage suppliers through our Supply Chain Social and Environmental Responsibility program. Given the complexity of supply chains and supplier relationships, we have different degrees of control and influence on these suppliers. However, we believe we must continually engage with our suppliers to develop a shared mindset and drive positive change throughout our supply chain.

We are advancing social sustainability efforts in our workforce and our communities by cultivating a collaborative and inclusive workplace, and building open and honest relationships with stakeholders. EMC and our employees invest time, talent and funds to support global education initiatives to strengthen educational systems, particularly in the area of science, technology, engineering and math education, and we leverage our technology to digitally preserve and protect cultural treasures for future generations. We hold ourselves, our suppliers, and our partners to high standards in protecting human rights and our beliefs, including that freedom of expression is a basic human right, are embodied in our Global Labor and Human Rights Principles.

We actively engage with internal and external stakeholders to help improve our performance and sustainability reporting. In 2012, we continued our dialogue with key stakeholders and published our annual sustainability report “Transformation with Purpose” which is based upon the Global Reporting Initiative framework and incorporated feedback from our multi-stakeholder forum.

EMC is proud to have been listed in the 2012 Dow Jones Sustainability Index for North America for the second consecutive year.

Please see EMC's most current sustainability report for more information about EMC's sustainability initiatives and performance.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Leadership and Compensation Committee, Corporate Governance and Nominating Committee, Mergers and Acquisitions Committee and Finance Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/corporate/investor-relations/governance/corporate-governance.htm. Copies will be provided to any shareholder upon request. Please go to www.emc.com/corporate/investor-relations/index.htm to submit an electronic request, or send a written request to EMC Investor Relations, 176 South Street, Hopkinton, MA 01748. None of the information posted on our website is incorporated by reference into this Annual Report.

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

We are subject to the effects of general global economic and market conditions that are beyond our control. If these conditions remain challenging or deteriorate, our business, results of operations or financial condition could be materially adversely affected. Possible consequences from macroeconomic global challenges such as the debt crisis in certain countries in the European Union or slowing economies in parts of Asia, or the impact of continuing uncertainty associated with the budget “sequestration” in the United States government on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

Our business could be materially adversely affected as a result of a lessening demand in the information technology market.

Our revenue and profitability depend on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

Our customers operate in a variety of sectors and across many geographies. Any adverse effects to such markets could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

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

We purchase or license many sophisticated components and products from one or a limited number of qualified suppliers, including some of our competitors. These components and products include flash drives, disk drives, high density memory components, power supplies and software developed and maintained by third parties. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Natural disasters have also in the past and may continue to impact our ability to procure certain components in a timely fashion. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of resources used in production or increase our costs. If any of our suppliers were to cancel or materially change contracts or commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that the failure of a supplier to meet our quality or delivery requirements will have a material adverse impact on our revenues and earnings. An economic crisis may also negatively affect our suppliers’ solvency, which could, in turn, result in product delays or otherwise materially adversely affect our business, results of operations or financial condition.

Our financial performance is impacted by the financial performance of VMware.

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

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets and the potential impairment of these assets.

Our stock price is volatile and may be affected by the trading price of VMware Class A common stock.

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

•	the announcement of acquisitions, new products, services or technological innovations by us or our competitors;

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates by the investment community; and

•	speculation in the press or investment community.

The trading price of our common stock has been and likely will continue to be affected by various factors related to VMware, including:

•	the trading price for VMware Class A common stock;

•	actions taken or statements made by us, VMware, or others concerning our relationship with VMware; and

•	factors impacting the performance of VMware, including those discussed in the prior risk factor.

In addition, although we own a majority of VMware and consolidate their results, our stock price may not reflect our pro rata ownership interest of VMware.

We may be unable to keep pace with rapid industry, technological and market changes.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products and solutions or new products and solutions will receive customer acceptance. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits. In addition, there can be no assurance that our vision of enabling hybrid Cloud Computing, Big Data and Trust through infrastructure and application transformation will be accepted or validated in the marketplace.

Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking virtualization, infrastructure management, information security and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include:

•	the difficulty in forecasting customer preferences or demand accurately;

•	the inability to expand production capacity to meet demand for new products;

•	the inability to successfully manage the interoperability and transition from older products;

•	the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory; and

•	delays in initial shipments of new products.

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

•	accurately forecasting revenues;

•	training our sales force to sell effectively, given the breadth of our offerings;

•	successfully integrating new acquisitions;

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands;

•	controlling expenses;

•	managing our manufacturing capacity, real estate facilities and other assets;

•	meeting our sustainability goals; and

•	executing on our plans.

An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

Our investment portfolio could experience a decline in market value which could adversely affect our financial results.

We held $6.6 billion in short- and long-term investments as of December 31, 2012. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

•	the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business;

•	the fourth-quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year; and

•	seasonal influences.

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

Loss of infrastructure, due to factors such as an information systems failure, loss of public utilities, natural disasters or extreme weather conditions, could impact our ability to book orders or ship products in a timely manner. Delays in product shipping or an unexpected decline in revenues without a corresponding and timely slowdown in expenses, could intensify the impact of these factors on our business, results of operations and financial condition.

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

In addition to our direct sales force, we have agreements in place with many distributors, systems integrators, resellers and original equipment manufacturers to market and sell our products and services. We derive a significant percentage of our revenues from such distribution channels. Our financial results could be materially adversely affected if our contracts with channel partners were terminated, if our relationship with channel partners were to deteriorate, if the financial condition of our channel partners were to weaken, if our channel partners were not able to timely and effectively implement their planned actions or if the level of demand for our channel partners’ products and services were to decrease. In addition, as our market opportunities change, we may have an increased reliance on channel partners, which may negatively impact our gross margins. There can be no assurance that we will be successful in maintaining or expanding these channels. If we are not successful, we may lose sales opportunities, customers and market share. Furthermore, the partial reliance on channel partners may materially reduce the visibility to our management of potential customers and demand for products and services, thereby making it more difficult to accurately forecast such demand. In addition, there can be no assurance that our channel partners will not develop, market or sell products or services or acquire other companies that develop, market or sell products or services in competition with us in the future.

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

We have alliances, such as our VCE joint venture, with leading information technology companies, some of whom may be our competitors in other areas, and we plan to continue our strategy of developing key alliances in order to expand our reach into markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find further suitable business relationships as we develop new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, although we believe we have adequate security measures, if our intellectual property or other sensitive data is misappropriated, we could suffer monetary and other losses and reputational harm, which could materially adversely affect our business, results of operations or financial condition. In the past, VMware has been made aware of public postings by hackers of portions of their source code.

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

We are in the process of upgrading our enterprise resource planning, or ERP, computer system to enhance operating efficiencies and provide more effective management of our business operations. While one phase of our upgrade was implemented in the third quarter of 2012, we still have further planned phases to our upgrade. The upgrade could cause substantial business interruption that could adversely impact our operating results. We are investing significant financial and personnel resources into this project. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any significant failure or delay in the system upgrade, if encountered, could cause a substantial interruption to our business and additional expense which could result in an adverse impact on our operating results, cash flows and financial condition.

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

As part of the current Administration's ongoing budget negotiations, President Obama and House of Representatives and Senate committees have called for a comprehensive tax reform, which might change certain U.S. tax rules for U.S. corporations doing business outside the United States. While the scope of future changes differs among various tax proposals and remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. The enactment of some or all of these proposals could increase the Company’s effective tax rate and adversely affect our profitability.

During 2010, the IRS announced and finalized Schedule UTP, Uncertain Tax Positions Statement. This schedule is an annual disclosure of certain federal UTPs, ranked in order of magnitude which includes “a concise description of the tax position, including a description of the relevant facts affecting the tax treatment of the position and information that reasonably can be expected to apprise the Service of the identity of the tax position.” As a result of this disclosure, the amount of taxes we would have to pay in the future could increase.

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

Our business could be materially adversely affected as a result of the risks associated with acquisitions, investments and joint ventures.

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

In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction or failing to close an announced transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time.

We also seek to invest in businesses that offer complementary products, services or technologies and to, from time time, create new joint ventures or alliances. These investments and ventures are accompanied by risks similar to those encountered in an acquisition of a business.

Our pension plan assets are subject to market volatility.

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2012. We continue to gradually shift the asset allocation to lower the percentage of investment in equity securities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of December 31, 2012, the ten-year historical rate of return on plan assets was 8.4%, and the inception to date return on plan assets was 9.9%. In 2012, we experienced an 13.7% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES
As of December 31, 2012, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)
Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service, sales and marketing	Information Storage, Information Intelligence Group
Franklin, MA	owned: leased:	922,000 288,000	manufacturing	Information Storage
Bedford, MA	leased:	328,000	R&D, customer service, sales, administrative offices and marketing	RSA Information Security
Apex, NC	owned:	390,000	manufacturing	Information Storage
Palo Alto, CA	owned: leased:	1,458,000 184,000	executive and administrative offices, R&D, sales, marketing and data center	VMware Virtual Infrastructure
Other North American Locations	owned: leased:	1,215,000 4,451,000	executive and administrative offices, sales, customer service, R&D, data center and marketing	**
Asia Pacific	leased:	2,638,000	sales, marketing, customer service, R&D, data center and administrative offices	**
Cork, Ireland	owned: leased:	588,000 136,000	manufacturing, customer service, R&D, administrative offices, sales and marketing	**
Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	35,000 1,593,000	sales, manufacturing, customer service, R&D, data center, marketing and administrative offices	**
Latin America	leased:	179,000	sales, customer service and marketing	**

*
Of the total square feet owned and leased, approximately 364,000 square feet was vacant, approximately 112,000 square feet was leased or subleased to non-EMC businesses and approximately 1,016,000 square feet were under construction for various VMware projects.

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	65	Chairman and Chief Executive Officer
William J. Teuber, Jr.	61	Vice Chairman
Jeremy Burton	45	Executive Vice President, Product Operations and Marketing
Arthur W. Coviello, Jr.	59	Executive Chairman, RSA, the Security Division of EMC
Paul T. Dacier	55	Executive Vice President and General Counsel
Richard R. Devenuti	54	President, Information Intelligence Group
Howard D. Elias	55	President and Chief Operating Officer, Global Enterprise Services
David I. Goulden	53	President, Chief Operating Officer and Chief Financial Officer
ML Krakauer	56	Executive Vice President, Human Resources
Paul Maritz	57	Chief Strategist
William F. Scannell	50	President, Global Sales and Customer Operations
Harry L. You	53	Executive Vice President

Joseph M. Tucci has been the Chairman of the Board of Directors since January 2006 and has been Chief Executive Officer and a Director since January 2001. He served as President from January 2000 to July 2012. He also served as Chief Operating Officer from January 2000 to January 2001. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V., an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Global, an information technology services company, from December 1993 to June 1999. Mr. Tucci is the Chairman of the Board of Directors of VMware and a director of Paychex, Inc., a provider of payroll, human resources and benefits outsourcing solutions.

William J. Teuber, Jr. has been our Vice Chairman since May 2006. In this role, Mr. Teuber assists the Chairman and Chief Executive Officer in the day-to-day management of EMC. From 2006 to July 2012, he oversaw EMC Customer Operations, our global sales and distribution organization where he was responsible for driving EMC's growth and market leadership worldwide. Mr. Teuber served as our Vice Chairman and Chief Financial Officer from May 2006 to August 2006 and as Executive Vice President and Chief Financial Officer from November 2001 to May 2006. Mr. Teuber joined EMC in 1995. Prior to serving as our Chief Financial Officer, he served as our Controller. Mr. Teuber is a director of Popular, Inc., a diversified financial services company.

Jeremy Burton has been our Executive Vice President, Product Operations and Marketing since July 2012. Mr. Burton joined EMC in March 2010 as our Chief Marketing Officer. Prior to joining EMC, Mr. Burton was President and Chief Executive Officer of Serena Software, Inc., a global independent software company. Previously, Mr. Burton was Group President of the Security and Data Management Business Unit of Symantec Corporation, a provider of security, storage and systems management solutions, where he was responsible for the company’s $2 billion Enterprise Security product line. Prior to that role, he served as Executive Vice President of the Data Management Group at VERITAS Software Corporation (now a part of Symantec) where he was responsible for the company’s backup and archiving products. He also served as VERITAS’ Chief Marketing Officer. Earlier in his career, Mr. Burton spent nearly a decade at Oracle Corporation, a large enterprise software company, ultimately in the role of Senior Vice President of Product and Services Marketing.

Arthur W. Coviello, Jr. has been our Executive Chairman, RSA, the Security Division of EMC, since February 2011. Mr. Coviello served as our Executive Vice President and President of RSA from September 2006 to February 2011. Prior to joining EMC, Mr. Coviello served as Chief Executive Officer of RSA Security Inc. from January 2000 to September 2006 and as acting Chief Financial Officer of RSA Security from December 2005 to May 2006. He served as President of RSA Security from March 1999 to September 2006. Mr. Coviello joined RSA in 1995. Mr. Coviello is a director of EnerNOC, Inc., a provider of demand response systems for energy conservation.

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

Howard D. Elias has been our President and Chief Operating Officer, Global Enterprise Services since January 2013 and was our President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. Previously, Mr. Elias served as President, EMC Global Services and EMC Ionix from September 2007 to September 2009. Mr. Elias served as our Executive Vice President, Global Services and Resource Management Software Group from May 2006 to September 2007 and served as our Executive Vice President, Global Marketing and Corporate Development from January 2006 to May 2006. He served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development from January 2004 to January 2006. Prior to joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations in the Enterprise Systems Group. Mr. Elias is a director of Gannett Company, Inc., an international news and information company.

David I. Goulden has been our President and Chief Operating Officer since July 2012. In this role, he oversees EMC's business units as well as Global Sales and Customer Operations, Global Services, Global Marketing and G&A functions. Mr. Goulden has been our Chief Financial Officer since August 2006. Prior to this, Mr. Goulden served as Executive Vice President and Chief Financial Officer from August 2006 to July 2012 and served as our Executive Vice President, Customer Operations from April 2004 to August 2006. He served as Executive Vice President, Customer Solutions and Marketing and New Business Development from November 2003 to April 2004. Prior to joining EMC in 2002, Mr. Goulden served in various capacities at Getronics N.V., an information technology services company, most recently as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific. Mr. Goulden is a director of VMware.

ML Krakauer has been our Executive Vice President, Human Resources since April 2012. Ms. Krakauer served as Chief Operating Officer, Technical Solutions and Services from April 2011 to April 2012. She joined EMC as Senior Vice President, Technical Solutions and Services in September 2008. Prior to joining EMC, she held multiple executive leadership roles at Hewlett-Packard Company. Before joining Hewlett-Packard, she was at Compaq, Digital Equipment and other technology companies.

Paul Maritz has been our Chief Strategist since September 2012. Prior to that, Mr. Maritz was Chief Executive Officer of VMware, Inc. from July 2008 to August 2012 and President from July 2008 to January 2011. Prior to joining VMware, he was President of EMC’s Cloud Infrastructure and Services Division after EMC acquired Pi Corporation ("Pi") in February 2008. Mr. Maritz was a founder of Pi and served as its Chief Executive Officer. Pi was a software company focused on building cloud-based solutions. Before founding Pi, he spent 14 years working at Microsoft Corporation, where he served as a member of the five-person Executive Committee that managed the overall company. As Vice President of the Platform Strategy and Developer Group, among other roles, he oversaw the development and marketing of System Software Products (including Windows 95, Windows NT and Windows 2000), Development Tools (Visual Studio) and Database Products (SQL Server) and the complete Office and Exchange Product Lines. Prior to Microsoft, he spent five years working at Intel Corporation as a software and tools developer. Mr. Maritz is a director of VMware.

William F. Scannell has been our President, Global Sales and Customer Operations since July 2012. He is responsible for driving EMC's global growth and continued market leadership by delivering and supporting the full range of EMC products, services and solutions to organizations in established and new markets around the world. Mr. Scannell was Executive Vice President, Americas and EMEA Sales from March 2011 to July 2012, in which role he oversaw customer operations in the Americas and EMEA, and he was Executive Vice President, Americas from August 2010 to March 2011. He served as Executive Vice President, Sales Americas and Global Sales Programs from March 2007 to August 2011. Mr. Scannell joined EMC in 1986 and has held various positions including Senior Vice President, Worldwide Sales and Vice President, North America Regional Sales.

Harry L. You has been our Executive Vice President since February 2008. In this role, Mr. You oversees EMC’s corporate strategy and new business development. Prior to joining EMC, Mr. You served as Chief Executive Officer of BearingPoint, Inc., a management and technology consulting firm, from March 2005 to December 2007 and as BearingPoint’s Interim Chief Financial Officer from July 2005 to October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company, and from 2001 to 2004, he was the Chief Financial Officer of Accenture

Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn/Ferry International, a global executive recruiting company.
 _____________________________
EMC, EMC Proven, EMC RecoverPoint, Archer, Atmos, Avamar, Captiva, Data Domain, Document Sciences, Documentum, FAST, Greenplum, Greenplum Chorus, Ionix, Isilon, Kazeon, NetWitness, NetWorker, RSA, RSA Security, SecurID, SourceOne, Syncplicity, Symmetrix, Vblock, Velocity, VMAX, VNX, VNXe, VPLEX and VSPEX are either registered trademarks or trademarks of EMC Corporation in the United States and other countries. VMware, VMware vCloud, VMware View, vCenter, vSphere, Cloud Foundry and Gemfire are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. Iomega is a registered trademark of Iomega Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

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

Fiscal 2012	High	Low
First Quarter	$30.00	$21.60
Second Quarter	29.98	22.77
Third Quarter	28.18	22.79
Fourth Quarter	27.89	23.24

Fiscal 2011	High	Low
First Quarter	$27.59	$22.84
Second Quarter	28.72	25.39
Third Quarter	28.24	19.84
Fourth Quarter	25.13	20.00
We had 10,423 holders of record of our common stock as of February 26, 2013.
We have never paid cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth. Additionally, we use cash to repurchase our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2012

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	985,256		$24.09	824,400	38,004,739
November 1, 2012 – November 30, 2012	5,870,405		24.46	5,821,033	32,183,706
December 1, 2012 – December 31, 2012	5,119,624		25.15	5,078,382	27,105,324
Total	11,975,285	(2)	$24.73	11,723,815	27,105,324

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 251,470 shares withheld from employees for the payment of taxes.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,
	2012(1)	2011(2)	2010(4)	2009(5)	2008(6)
Summary of Operations:
Revenues	$21,713,902	$20,007,588	$17,015,126	$14,025,910	$14,876,163
Operating income	3,963,874	3,442,439	2,683,286	1,414,275	1,568,936
Net income attributable to EMC Corporation	2,732,613	2,461,337	1,899,995	1,088,077	1,275,104
Net income attributable to EMC Corporation per weighted average share, basic	$1.31	$1.20	$0.92	$0.54	$0.62
Net income attributable to EMC Corporation per weighted average share, diluted	$1.23	$1.10	$0.88	$0.53	$0.61
Weighted average shares, basic	2,093,372	2,055,536	2,055,959	2,022,371	2,048,506
Weighted average shares, diluted	2,205,639	2,229,113	2,147,931	2,055,146	2,079,853
Balance Sheet Data:
Working capital	$1,904,613	$1,326,013	$405,308	$5,390,135	$5,446,593
Total assets	38,068,685	34,469,267	30,833,284	26,812,003	23,874,575
Current obligations(3)	1,652,442	3,304,974	3,214,771	—	—
Long-term obligations	—	—	—	3,100,290	2,991,943
Total shareholders’ equity	23,523,791	20,279,703	18,633,925	16,560,088	14,110,353

(1)	In 2012, EMC acquired all of the outstanding shares of 17 companies (see Note C to the consolidated financial statements).

(2)	In 2011, EMC acquired all of the outstanding shares of 7 companies (see Note C to the consolidated financial statements).

(3)
Current obligations relate to the convertible debt and notes converted and payable, which were classified as current at December 31, 2011 and 2010. Current obligations relate to the convertible debt at December 31, 2012 (see Note E to the consolidated financial statements).

(4)	In 2010, EMC acquired all of the outstanding shares of 10 companies (see Note C to the consolidated financial statements).

(5)	In 2009, EMC acquired all of the outstanding shares of 5 companies.

(6)	In 2008, EMC acquired all of the outstanding shares of 12 companies.

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
Certain tables may not add up due to rounding.

INTRODUCTION
We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share, invest in the business and grow our earnings per share at a rate faster than the rate at which we grow our revenue. During 2012, we continued to innovate and invest in expanding our total addressable market through internal research and development (“R&D”) and acquisitions. Our continued investment in new technologies and solutions is reflected in our roadmap for 2013, with numerous innovations, refreshes and brand-new products. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in Information Technology (“IT”) history is creating enormous opportunities in Cloud Computing, Big Data and Trust.
Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT as a Service in a more efficient, flexible and cost-effective manner. While the fundamental transition to Cloud Computing architectures is gaining traction, customers are increasingly recognizing that their ability to compete is tied to the efficiency, flexibility and agility of their IT operations and that transitioning to a cloud-based architecture will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. It is triggering new approaches for our customers to derive business insight and create new opportunities to expand revenues. The successful transition to a model that leverages Cloud Computing and Big Data is dependent upon both the right infrastructure and the ability to build Trust into that infrastructure. The ability for customers to have and offer Trusted IT is a valuable competitive advantage. We believe we are well-positioned in this market to continue assisting our customers in storing, managing and unlocking the value contained within their information and to enable them to leverage our data-centric approach to security to take full advantage of Cloud Computing and Big Data.
Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help customers transition to Cloud Computing and benefit from Big Data. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data: our best of breed infrastructure components, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel. Our service provider program is another important part of our strategy to get our customers to the public cloud. Additionally, in December 2012, we announced the Pivotal Initiative (“Pivotal”) with VMware, to which both companies plan to commit technology, people and programs from both companies. Pivotal will focus on Big Data Analytics and Cloud Application Platforms in 2013.
VMware Virtual Infrastructure
VMware’s financial focus is on long-term revenue growth to generate free cash flows to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, end-user devices and Cloud Computing through a combination of internal development and acquisitions. VMware expects to grow its business by building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Additionally, VMware has made, and expects to continue to consider strategic business acquisitions in the future.
In January 2013, VMware announced a realignment of their strategy to refocus their resources and investments in support of three growth priorities that focus on their core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. The software-defined data center ("SDDC") is where increasingly infrastructure is virtualized and delivered as a service, and the control of this data center is entirely automated by software. To further this vision, in the third quarter of 2012, VMware released the VMware vCloud Suite, which is the first integrated solution designed to meet the requirements of the SDDC by pooling industry-standard hardware and running compute, networking, storage and management functions in the data center as software-defined services. For the SDDC, VMware plans to continue to invest in the development and delivery of innovations in networking, security, storage and management as they continue to roll out and enhance the features of their vCloud Suite. For the hybrid cloud, VMware plans to focus on expanding their capabilities to deliver enterprise-class cloud services that are complementary to private clouds in order to enhance their customer's flexibility to run applications on and off premise, as they choose on a compatible, high-quality, secure and resilient hybrid cloud platform. For end-user computing, they plan to enhance their offerings to enable a virtual workspace for both existing PC environments and emerging mobile devices in a secure enterprise environment.
On a consolidated basis, our vision, strategy and roadmap allowed us to leverage our strengths through 2012 and position us to capitalize on the evolving trends of Cloud Computing and Big Data and Trust in 2013. As a result, we believe we will grow faster than the markets we serve in 2013 while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.

RESULTS OF OPERATIONS
Revenues
The following table presents revenue by our segments:

				Percentage Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Information Storage	$15,589.4	$14,755.2	$12,699.1	5.7%	16.2%
Information Intelligence Group	640.2	661.4	735.9	(3.2)	(10.1)
RSA Information Security	888.7	828.2	729.4	7.3	13.5
VMware Virtual Infrastructure	4,595.6	3,762.9	2,850.7	22.1	32.0
Total revenues	$21,713.9	$20,007.6	$17,015.1	8.5%	17.6%

Consolidated product revenues increased 3.7% to $13,060.5 in 2012. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The overall growth in product revenue in 2012 was due to a continued higher demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures.

The Information Storage segment’s product revenues increased 2.6% to $10,362.8 in 2012. Within the networked storage platforms portfolio, which includes our high-end and mid-tier platform products, product revenues increased 5.7%. Within the high-end of the Information Storage segment, product revenues increased 0.8%, primarily due to demand for our scale-out block solution, VMAX, which was refreshed in the second quarter of 2012, as customers continue to purchase VMAX for mission-critical data sets needing to scale. Within the mid-tier of the Information Storage segment, which includes VNX family, Backup and Recovery Systems, EMC Isilon and EMC Atmos, product revenues increased 9.3% in 2012 due to continued performance across each of our mid-tier product groups. Our VNX family, which includes VNX and VNXe, plays an important role in our storage platform because of its simplicity and efficiency with a rich feature set on a unified platform. Within our Backup and Recovery Systems products, deduplication solutions continue to be in demand and our purpose-built back up appliance, Data Domain and our Avamar product delivered strong growth for the year in 2012. Our scale-out file offering from EMC Isilon continues to benefit from the acquisition synergies as it delivers strong revenue growth in new markets while continuing rapid growth in its more traditional verticals. The EMC Atmos object-storage solution ended 2012 with great momentum. Finally, our EMC Greenplum analytics database combined with their Hadoop implementation drove very strong year-over-year growth.

The VMware Virtual Infrastructure segment’s product revenues increased 13.3% to $2,084.6 in 2012. VMware’s license revenues increased in 2012 primarily due to continued demand for its product offerings. ELAs comprised between one-quarter and one-third of their overall sales during 2012 and 2011, with the balance represented by non-ELA, or transactional business. In 2012, their overall sales growth rate declined compared to 2011, with the growth rate in transactional sales lower than the growth rate in ELAs.

The RSA Information Security segment’s product revenues decreased 6.5% to $412.3 in 2012. The decrease in product revenues was primarily due to the effects of slower global employment growth, especially in Europe and Asia, which negatively impacted our Identity and Data Protection business as well as lingering effects from the prior year remediation of tokens which disrupted the normal renewal cycles.

The Information Intelligence Group segment’s product revenues decreased 4.1% to $200.8 in 2012. The year-over-year decrease in product revenues was primarily attributable to changing customer demand, particularly in the first quarter of 2012. The Information Intelligence Group segment continues to innovate, creating solutions that we believe will be easier to deploy, easier to use and more aligned with customer needs.

Consolidated product revenues increased 15.6% to $12,590.7 in 2011. The consolidated product revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ product revenues. The Information Storage segment’s product revenues increased 14.5% to $10,100.5 in 2011. The VMware Virtual Infrastructure segment’s product revenues increased 31.5% to $1,840.1 in 2011. The RSA Information Security segment’s product revenues increased 10.2% to $440.8 in 2011. The increase in product revenues in each of these segments in 2011 was primarily attributable to continued higher demand for our portfolio of offerings to address the storage, virtualization and security needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures. The Information Intelligence Group segment’s product revenues decreased 22.2% to $209.3 in 2011 primarily due to changing customer demand.

Consolidated services revenues increased 16.7% to $8,653.4 in 2012. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues resulting from increased demand for maintenance-related services. In addition, we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 12.3% to $5,226.6 in 2012. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with a larger installed base as well as increased maintenance renewals. In addition, there has been a growing demand for professional services as we assist with customers' transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications also contributed to the increase in services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 30.6% to $2,511.0 in 2012. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues. In 2012, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 23.0% to $476.5 in 2012. Services revenues increased due to an increase in maintenance revenues and professional services resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues decreased 2.8% to $439.4 in 2012.

Consolidated services revenues increased 21.1% to $7,416.8 in 2011. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues. The Information Storage segment’s services revenues increased 20.1% to $4,654.7 in 2011. The VMware Virtual Infrastructure segment’s services revenues increased 32.5% to $1,922.7 in 2011. The RSA Information Security segment’s services revenues increased 17.7% to $387.4 in 2011. The Information Intelligence Group segment’s services revenues decreased 3.2% to $452.0 in 2011. Services revenues increased across the Information Storage, VMware Virtual Infrastructure and RSA Information Security segments due to an increase in maintenance and professional services resulting from continued demand for support from our installed base.

Consolidated revenues by geography were as follows:

				Percentage Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
United States	$11,510.2	$10,549.6	$9,152.4	9.1%	15.3%
Europe, Middle East and Africa	5,908.2	5,667.6	4,942.1	4.2%	14.7%
Asia Pacific	3,016.5	2,639.4	1,965.2	14.3%	34.3%
Latin America, Mexico and Canada	1,279.0	1,151.0	955.5	11.1%	20.5%
Revenues increased in 2012 compared to 2011 and in 2011 compared to 2010 in all of our markets due to greater demand for our products and services offerings.
Changes in exchange rates impacted the total revenue increase by 1.1% in 2012 compared to 2011. The impact of the change in rates was most significant in the Euro zone and Latin America markets, and in particular, Brazil. Changes in exchange rates contributed 1.5% to the overall revenue increase in 2011 compared to 2010. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, Canada and Brazil, partially offset by the Euro and the pound sterling.
Costs and Expenses
The following table presents our costs and expenses, other income and net income attributable to EMC Corporation.

				Percentage Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Cost of revenue:
Information Storage	$6,650.1	$6,428.7	$5,851.4	3.4%	9.9%
Information Intelligence Group	208.2	236.6	243.2	(12.0)	(2.8)
RSA Information Security	284.5	357.7	221.6	(20.5)	61.4
VMware Virtual Infrastructure	542.9	533.3	425.3	1.8	25.4
Corporate reconciling items	389.8	282.3	242.7	38.1	16.3
Total cost of revenue	8,075.5	7,838.6	6,984.1	3.0	12.2
Gross margins:
Information Storage	8,939.3	8,326.5	6,890.7	7.4	20.9
Information Intelligence Group	432.0	424.7	449.7	1.7	(5.5)
RSA Information Security	604.3	470.5	507.8	28.4	(7.3)
VMware Virtual Infrastructure	4,052.7	3,229.5	2,425.5	25.5	33.1
Corporate reconciling items	(389.8)	(282.3)	(242.7)	38.1	16.3
Total gross margin	13,638.4	12,168.9	10,031.0	12.1	21.3
Operating expenses:
Research and development(1)	2,559.6	2,149.8	1,888.0	19.1	13.9
Selling, general and administrative(2)	7,004.3	6,479.4	5,375.3	8.1	20.5
Restructuring and acquisition-related charges	110.6	97.3	84.4	13.7	15.3
Total operating expenses	9,674.5	8,726.5	7,347.7	10.9	18.8
Operating income	3,963.9	3,442.4	2,683.3	15.1	28.3
Investment income, interest expense and other expenses, net	(160.3)	(193.2)	(75.3)	(17.0)	156.6
Income before income taxes	3,803.6	3,249.3	2,608.0	17.1	24.6
Income tax provision	917.6	640.4	638.3	43.3	0.3
Net income	2,886.0	2,608.9	1,969.7	10.6	32.5
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(153.4)	(147.5)	(69.7)	4.0	111.6
Net income attributable to EMC Corporation	$2,732.6	$2,461.3	$1,900.0	11.0%	29.5%

(1)	Amount includes corporate reconciling items of $337.9, $322.6 and $287.4 for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Amount includes corporate reconciling items of $640.4, $606.4 and $477.5 for the years ended December 31, 2012, 2011 and 2010, respectively.

Gross Margins
Our gross margin percentages were 62.8%, 60.8% and 59.0% in 2012, 2011 and 2010, respectively. The increase in the gross margin percentage in 2012 compared to 2011 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 149 basis points, the RSA Information Security segment, which increased overall gross margins by 47 basis points, the Information Storage segment, which increased overall gross margins by 46 basis points and the Information Intelligence Group segment, which increased overall gross margins by 10 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring and acquisition-related charges and amortization of VMware's capitalized software from prior periods, decreased the consolidated gross margin percentage by 53 basis points. The increase in the gross margin percentage in 2011 compared to 2010 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 140 basis points, the Information Storage segment, which increased overall gross margins by 126 basis points, partially offset by the RSA Information Security segment, which decreased overall gross margins by 53 basis points, and the Information Intelligence Group segment, which decreased overall gross margins by 4 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and restructuring and acquisition-related charges, decreased the consolidated gross margin percentage by 22 basis points.

For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization, restructuring and acquisition-related charges and amortization of VMware's capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $107.5 in the corporate reconciling items in 2012 was attributable to a $61.5 increase in amortization of VMware's capitalized software from prior periods, a $41.9 increase in intangible asset amortization expense and a $1.8 increase in stock-based compensation expense. The $41.9 increase in intangible asset amortization expense is due to a larger intangible asset balance resulting from business acquisitions. The increase of $39.7 in the corporate reconciling items in 2011 was attributable to a $25.4 increase in intangible asset amortization expense and a $15.0 increase in stock-based compensation expense. The $15.0 increase in stock-based compensation expense was primarily attributable to the full-year impact of options exchanged in the acquisition of Isilon, which was acquired in the fourth quarter of 2010.
The gross margin percentages for the Information Storage segment were 57.3%, 56.4% and 54.1% in 2012, 2011 and 2010, respectively. The increase in gross margin percentage in 2012 compared to 2011 was primarily attributable to improved product gross margins driven by a shift in mix towards higher margin products and higher sales volume. The increase in gross margin percentage in 2011 compared to 2010 was primarily attributable to improved product and service gross margins driven by a shift in mix towards higher margin products and services, higher sales volume and an improved cost structure.
The gross margin percentages for the VMware Virtual Infrastructure segment were 88.2%, 85.8% and 85.1% in 2012, 2011 and 2010, respectively. The increase in gross margin percentage in 2012 compared to 2011 was primarily attributable to improvements in services margins due to growth in maintenance revenue as well as improved license margins resulting from decreased software capitalized amortization expense. The increase in gross margin percentage in 2011 compared to 2010 was primarily attributable to improved license gross margins resulting from decreased software capitalization amortization expense due to VMware's go-to-market strategy and the timing of products reaching technological feasibility.
The gross margin percentages for the RSA Information Security segment were 68.0%, 56.8% and 69.6% in 2012, 2011 and 2010, respectively. The increase in the gross margin percentage in 2012 compared to 2011 and the decrease in gross margin percentage in 2011 compared to 2010 was due to an increase in product margins primarily due to the one-time impact of RSA remediation associated with working with customers to implement remediation programs which negatively impacted gross margin in 2011, as well as a release of the residual reserve, which positively impacted gross margins in 2012.
The gross margin percentages for the Information Intelligence Group segment were 67.5%, 64.2% and 64.9% in 2012, 2011 and 2010, respectively. The increase in gross margin percentage in 2012 compared to 2011 was attributable to a continued containment of fixed costs and services margin improvement. The decrease in gross margin percentage in 2011 compared to 2010 was attributable to an increase in the mix of service revenue as a percentage of total revenue, slightly offset by an increase in service gross margins.
Research and Development

As a percentage of revenues, R&D expenses were 11.8%, 10.7% and 11.1% in 2012, 2011 and 2010, respectively. R&D expenses increased $409.8 in 2012 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and depreciation expense. Personnel-related costs increased by $354.5, infrastructure costs increased by $15.2 and depreciation expense increased by $11.3. Also increasing these costs was a decrease in capitalized software development costs of $23.2. R&D expenses increased $261.8 in 2011 primarily due to an increase in personnel-related costs, including stock-based compensation, infrastructure costs, depreciation expense and travel costs, partially offset by greater levels of software capitalization. Personnel-related costs increased by $274.0, infrastructure costs increased by $20.5, depreciation expense increased by $13.0 and travel costs increased by $10.0. Capitalized software development costs, which reduce R&D expense, increased by $73.6.

Corporate reconciling items within R&D, which consist of stock-based compensation and acquisition-related intangible asset amortization, increased $15.3 and $35.2 to $337.9 and $322.6 in 2012 and 2011, respectively. Stock-based compensation expense increased $25.5 and $40.5 in 2012 and 2011, respectively. Acquisition-related intangible asset amortization decreased $6.4 and $7.1 in 2012 and 2011, respectively. The increase in stock-based compensation expense in 2012 was primarily driven by VMware's issuance of restricted stock in connection with the acquisition of Nicira in the third quarter of 2012. The increase in stock-based compensation expense in 2011 was primarily driven by EMC's issuance of stock options in connection with the acquisition of Isilon in the fourth quarter of 2010.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8.4%, 7.6% and 7.9% in 2012, 2011 and 2010, respectively. R&D expenses increased $206.0 in 2012 primarily due to an increase in personnel-related costs, depreciation expense, business development costs and travel costs. Personnel-related costs increased by $221.3, depreciation expense increased by $15.1, business development costs increased by $17.0 and travel costs increased by $5.6. Partially offsetting these increased costs was a increase in capitalized software development costs of $49.5. R&D expenses increased $116.5 in 2011 primarily due to increases in personnel-related costs, depreciation expense, travel costs and infrastructure costs. Personnel-related costs increased by $124.8, depreciation expense increased by $17.8, travel costs increased by $6.1 and infrastructure costs increased by $4.2. Partially offsetting these increased costs was an increase in capitalized software development costs of $60.4.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 16.9%, 15.6% and 16.8% in 2012, 2011 and 2010, respectively. R&D expenses increased $188.4 in 2012 largely due to an increase in personnel-related costs of $110.2 and to a decrease in VMware’s capitalized software development costs of approximately $74.0 in 2012, primarily due to a change in VMware's go-to-market strategy and the timing of products reaching technological feasibility. R&D expenses increased $110.1 in 2011 largely due to increases in personnel-related costs of $106.9. This increase was partially offset by increases in VMware’s capitalized software development costs of approximately $13.3 in 2011, primarily due to the timing of products reaching technological feasibility. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, VMware expects its products to be available for general release soon after technological feasibility has been established. Given that the majority of VMware’s product offerings are expected to be suites or to have key components that interoperate with VMware’s other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32.3%, 32.4% and 31.6% in 2012, 2011 and 2010, respectively. SG&A expenses increased by $524.9 in 2012 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, commissions, business development costs, infrastructure costs and depreciation expense. Personnel-related costs increased by $248.6, commissions increased by $131.3, business development costs increased by $67.4, infrastructure costs increased by $29.9 and depreciation expense increased by $22.1 in 2012. SG&A expenses increased by $1,104.1 in 2011 from 2010 primarily due to increases in personnel-related costs, travel costs, commissions, infrastructure costs and depreciation expense. Personnel-related costs increased by $768.0, travel costs increased by $61.8, commissions increased by $51.9, infrastructure costs increased by $43.8 and depreciation expense increased by $29.7 in 2011.

Corporate reconciling items within SG&A, which consist of stock-based compensation and acquisition-related intangible asset amortization increased $34.1 to $640.4 in 2012 and increased $128.9 to $606.4 in 2011. In 2012, stock-based compensation expense increased $56.9, somewhat offset by decreases in intangible asset amortization of $12.7. Stock-based compensation expense increased in 2012 primarily due to VMware's issuance of restricted stock in connection with the acquisition of Nicira. In 2011, intangible asset amortization increased $38.2 and stock-based compensation expense increased $95.6. Stock-based compensation expense increased in 2011 primarily due to the Isilon acquisition.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.7%, 27.0% and 26.4% in 2012, 2011 and 2010, respectively. SG&A expenses increased $172.3 in 2012 primarily due to increases in personnel-related costs, commissions, business development costs, infrastructure costs and depreciation expense. Personnel-related costs increased slightly due to careful discretionary spending exceeding increases in salary resulting from strategic hiring and business acquisitions. Personnel-related costs increased by $2.7, commissions increased by $100.8, business development costs increased $14.9, infrastructure costs increased by $12.9 and depreciation expense increased by $34.4 in 2012. SG&A expenses increased $655.1 in 2011 primarily due to increases in personnel-related costs, travel costs, commissions, infrastructure costs and depreciation. Personnel-related costs increased by $435.4, travel costs increased by $45.8, commissions increased by $28.7, infrastructure costs increased by $21.2 and depreciation expense increased by $20.7 in 2011.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39.2%, 39.4% and 40.7% in 2012, 2011 and 2010, respectively. SG&A expenses increased $318.6 in 2012 primarily due to growth in personnel-related expenses driven by incremental headcount and by higher commission expense due to increased sales volume as well as an increase in the costs of marketing programs. SG&A as a percentage of revenues decreased in 2012 compared to 2011 due to the increase in revenue outpacing the increase in costs during the period. SG&A expenses increased $320.0 in 2011. The increase in SG&A expenses in 2011 was primarily the result of growth in personnel-related expenses driven by incremental headcount and by higher commission expense due to increased sales volume.
Restructuring and Acquisition-Related Charges
In 2012, 2011 and 2010, we incurred restructuring and acquisition-related charges of $110.6, $97.3 and $84.4, respectively. In 2012, we incurred $100.9 of restructuring charges, primarily related to our current year restructuring programs and $9.7 of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2011, we incurred $86.0 of restructuring charges, of which $63.2 primarily related to our 2011 restructuring programs and $11.3 of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2010, we incurred $76.7 of restructuring charges, of which $37.8 primarily related to our 2010 restructuring program and $7.7 of charges in connection with acquisitions for financial, advisory, legal and accounting services.
During 2012, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 1,163 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed within a year of the start of each program.
During 2011, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 787 positions and the vacation of certain facilities. These actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed by the end of 2012.
During 2010, we implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of approximately 400 positions. These actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed by the end of 2011.
During 2012, 2011 and 2010, we recognized $20.8, $26.1 and $31.6, respectively, of lease termination costs for facilities vacated and other contractual obligations in the respective periods as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015. The remaining cash portion owed for these programs in 2013 is approximately $11.7, plus an additional $12.3 over the period from 2013 and beyond.
Investment Income
Investment income was $115.0, $129.2 and $142.5 in 2012, 2011 and 2010, respectively. Investment income decreased in 2012 and 2011 primarily due to a decrease in coupon income. Net realized gains were $9.3, $10.1 and $15.8 in 2012, 2011 and 2010, respectively.
Interest Expense
Interest expense was $78.9, $170.5 and $178.3 in 2012, 2011 and 2010, respectively. Interest expense consists primarily of interest on the $1,725 1.75% convertible senior notes due 2011 (the “2011 Notes”), and our $1,725 1.75% convertible senior notes due 2013 (the “2013 Notes” and, together with the 2011 Notes, the “Notes”) which we issued in November 2006. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $60.6, $115.9 and $114.5 in 2012, 2011 and 2010, respectively. The decrease in interest expense from 2011 to 2012 is due to the settlement of the 2011 Notes in the first quarter of 2012. We are accreting our Notes to their stated values over their terms. See Note E to the consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net was $(196.3), $(152.0) and $(39.5) in 2012, 2011 and 2010, respectively. Our 2012 other income (expense), net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $244.9 and losses on interest rate swaps, partially offset by our net gains from the sale of strategic investments including a non-recurring gain on our investment in XtremIO of $31.6 as well as the divestiture of a business. Our 2011 other income (expense), net primarily consists of our consolidated share of the losses from VCE of $209.2, partially offset by the non-recurring gain on the sale of VMware's investment in Terremark Worldwide, Inc. of $56.0. Other income (expense), net in 2010 was primarily attributable to our consolidated share of the losses from VCE of $42.8.

The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63.2%, and represents our share of the net losses of the joint venture net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note J to the consolidated financial statements.
Provision for Income Taxes

Our effective income tax rate was 24.1%, 19.7% and 24.5% in 2012, 2011 and 2010, respectively. The effective income tax rate is based upon the income for the year, the composition of the income in different countries, effect of tax law changes and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

In 2012, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 13.6 percentage points compared to our statutory federal tax rate of 35.0%. The net effect of tax credits, state taxes, non-deductible permanent differences, prior year true up adjustments, change in tax contingency reserves and other items collectively increased the rate by 2.7 percentage points.

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

In 2010, the lower aggregate income tax rate in foreign jurisdictions reduced our effective rate by 12.2 percentage points compared to our statutory federal tax rate of 35.0%. In 2010, we effected a plan to reorganize our international operations by transferring certain assets of Isilon, Archer Technologies and Bus-Tech entities into a single EMC international holding company. As a result of this reorganization, we incurred an income tax charge which negatively impacted our effective tax rate by 3.2 percentage points. In 2010, we also had a reduction in our valuation allowance which arose from the utilization of a certain subsidiary's foreign net operating loss carryforwards resulting in a benefit to our effective tax rate of 0.6 percentage points. The net effect of tax credits, state taxes, non-deductible permanent differences, resolution of income tax audits and elimination of reserves associated with the expiration of statutes of limitations and other items collectively decreased the rate by 0.9 percentage points.

The effective tax rate increased from 2011 to 2012 by 4.4%, from 19.7% to 24.1%, respectively. This increase was principally attributable to the federal tax credit for increasing research activities as well as a decrease in unrecognized tax benefits as a result of various tax audit closures recorded in 2011 with no comparable amounts in 2012. The effective tax rate decreased from 2010 to 2011 by 4.8%, from 24.5% to 19.7%, respectively. This decrease was principally attributable to a higher amount of income earned in foreign jurisdictions during 2011, which was largely due to how certain expenses are allocated to our world-wide subsidiaries. Additionally, the decrease was attributable to the reorganization of our international operations during 2010, and the favorable resolution of income tax audits during 2011, which was partially offset by a decrease in our U.S. tax credits and an increase in other differences.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our 2012 effective tax rate does not reflect our estimated 2012 federal tax credit for increasing research activities even though it will be reported on our 2012 federal income tax returns. Had the extension been enacted prior to January 1, 2013, our overall tax provision would have been approximately $66.5 lower reducing our effective tax rate from 24.1% to 22.4%. We expect that our income tax provision for the first quarter of 2013 will include the estimated 2012 federal tax credit for increasing research activities as a discrete tax benefit which will reduce our effective tax rate for the quarter and to a lesser extent our annual effective tax rate for 2013.

During the second quarter of 2012, we determined that since VMware's initial public offering in 2007, we have incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 in our December 31, 2011 consolidated balance sheet. These corrections did not impact our income tax provision in any current or prior period. See Note A to the consolidated financial statements.
Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $153.4, $147.5 and $69.7 in 2012, 2011 and 2010, respectively. The increases year over year were due to increases in VMware’s net income and increases in the weighted average percentage ownership by the non-controlling interest in VMware. VMware’s reported net income was $745.7, $723.9 and $357.4 in 2012, 2011 and 2010, respectively. The weighted-average non-controlling interest in VMware was approximately 20.3%, 20.4% and 19.5% in 2012, 2011 and 2010, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. As of December 31, 2012, we have purchased approximately 14.0 million shares for $1,099.1.
Financial Condition
Cash provided by operating activities was $6,262.4, $5,668.8 and $4,548.8 for 2012, 2011 and 2010, respectively. Cash received from customers was $22,584.8, $21,144.7 and $17,585.4 in 2012, 2011 and 2010, respectively. The increase in cash received from customers from 2010 to 2011 and from 2011 to 2012 was attributable to an increase in sales volume and higher cash proceeds from the sale of multi-year maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $16,018.5, $15,218.7 and $12,830.7 in 2012, 2011 and 2010, respectively. The increase in cash paid to suppliers and employees from 2010 to 2011 and from 2011 to 2012 was primarily due to a general growth in the business to support the increased revenue base. Income taxes paid was $374.4, $323.1 and $232.1 in 2012, 2011 and 2010, respectively. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits.

Cash used in investing activities was $3,905.1, $3,543.5 and $6,476.0 in 2012, 2011 and 2010, respectively. Cash used for business acquisitions, net of cash acquired, was $2,135.8, $536.6 and $3,194.6 in 2012, 2011 and 2010, respectively. The increase in cash used from 2011 to 2012 was due to an increase in acquisition activity with EMC and VMware collectively acquiring seventeen companies during 2012, including the acquisition of Nicira for $1,099.6, compared to the acquisition of seven businesses during 2011. In 2010, we acquired ten companies including the acquisition of Isilon for $2,301.1 net of cash acquired. Net cash used for strategic and other related investments was $46.5 and $300.5 in 2012 and 2011, respectively, and net cash provided by strategic and other related investments was $123.9 in 2010. In 2011, cash used for strategic and other related investments included $112.5 spent on the purchase of patents from Novell. During 2012, we provided funding of $227.9 to our joint ventures, VCE Company LLC, Canopy, our joint venture with Atos, and LenovoEMC, our joint venture with Lenovo Group Limited. In 2011 and 2010, we provided VCE funding of $383.2 and $29.6, respectively. During 2011, VMware purchased a leasehold interest for $151.1. During 2012, we received $58.1 in cash proceeds from the divestiture of our Iomega business. Capital additions were $819.2, $801.4 and $745.4 in 2012, 2011 and 2010, respectively. Capitalized software development costs were $419.1, $442.3 and $363.0 in 2012, 2011 and 2010, respectively. The decrease in 2012 compared to 2011 was primarily attributable to VMware's change in its go-to-market strategy, somewhat offset by EMC Information Infrastructure's efforts on its software development activities. The increase in 2011 was primarily attributable to EMC Information Infrastructure’s software development activities. Net purchases of investments were $314.8, $928.4 and $2,267.3 in 2012, 2011 and 2010, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.
Cash used in financing activities was $2,149.0, $1,718.5 and $243.8 in 2012, 2011 and 2010, respectively. In 2012, we spent $1,699.8 for payment of our convertible debt. In 2012 , 2011 and 2010, cash used to repurchase 27.1 million, 81.8 and 52.7 million shares of EMC common stock was $684.6, $2,000.0 and $999.9, respectively. Additionally, in 2012, 2011 and 2010, cash used to purchase 3.4 million, 4.6 million and 6.0 million shares of VMware common stock was $290.3, $400.0 and $399.2, respectively. In 2012, 2011 and 2010, VMware spent $467.5, $526.2 and $338.5 to repurchase 5.1 million, 6.0 million and 4.9 million shares of its common stock, respectively. We generated $813.4, $1,011.0 and $1,212.0 in 2012, 2011 and 2010, respectively, from the exercise of stock options and the purchase of shares within the employee stock plans. We generated $260.7, $361.6 and $281.9 in 2012, 2011 and 2010, respectively, of excess tax benefits from stock-based compensation. In 2012 and 2011, we spent $69.9 and $141.0, respectively, on the settlement of interest rate contracts.
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

The remaining $1,710.1 of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2012, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through March 31, 2013. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $14.9 of the 2013 Notes have been converted as of December 31, 2012.
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

We have available for use a credit line of $50.0 in the United States. As of December 31, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2012, we were in compliance with the covenants. As of December 31, 2012, the aggregate amount of liabilities of our subsidiaries was approximately $5,884.5.

At December 31, 2012, our total cash, cash equivalents, and short-term and long-term investments were $11,395.7. This balance includes approximately $4,630.8 held by VMware, of which $2,996.7 is held overseas, and $2,743.8 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, amortization of VMware's capitalized software from prior periods, infrequently occurring gains, losses, benefits and charges, and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. In addition, the benefit of the U.S. research and development (“R&D”) tax credit for 2012 is included in the non-GAAP results for the fourth quarter of 2012. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months and year ended December 31, 2012 and 2011 were as follows:

	For the Three Months Ended		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Gross margin	$3,990.6	$3,595.8	$14,000.6	$12,516.1
Gross margin percentage	66.2%	64.5%	64.5%	62.6%
Operating income	1,656.2	1,467.8	5,397.1	4,784.0
Operating income percentage	27.5%	26.3%	24.9%	23.9%
Income tax provision	358.3	253.4	1,233.5	949.3
Net income attributable to EMC	1,193.6	1,065.2	3,759.5	3,380.5
Diluted earnings per share attributable to EMC	$0.54	$0.49	$1.70	$1.51
The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher sales volume and a change in mix attributable to higher margin products. The improvements in the non-GAAP operating income and non-GAAP operating income percentage were primarily attributable to an improved gross margin percentage.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended December 31, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Special tax charge	R&D tax credit	Non-GAAP
Gross margin	$3,890.2	$30.8	$57.1	$—	$12.5	$—	$—	$3,990.6
Operating income	1,268.6	246.9	98.1	30.0	12.5	—	—	1,656.2
Income tax provision	327.0	68.8	29.1	7.3	4.1	(11.5)	(66.5)	358.3
Net income attributable to EMC	869.9	159.6	63.9	22.7	6.7	10.7	60.0	1,193.6
Diluted earnings per share attributable to EMC	$0.39	$0.07	$0.03	$0.01	$—	$0.01	$0.03	$0.54

	For the Three Months Ended December 31, 2011
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Non-GAAP
Gross margin	$3,523.3	$31.7	$40.8	$—	$3,595.8
Operating income	1,138.8	213.9	86.2	28.9	1,467.8
Income tax provision	174.9	47.6	27.3	3.7	253.4
Net income attributable to EMC	832.0	151.8	56.1	25.2	1,065.2
Diluted earnings per share attributable to EMC	$0.38	$0.07	$0.03	$0.01	$0.49

	For the Twelve Months Ended December 31, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	RSA special charge (release)	Loss on interest rate swaps	Gain on strategic investment	Special tax charge	R&D tax credit	Non-GAAP
Gross margin	$13,638.4	$125.5	$199.1	$—	$61.5	$(23.8)	$—	$—	$—	$—	$14,000.6
Operating income	3,963.9	920.3	364.7	110.6	61.5	(23.8)	—	—	—	—	$5,397.1
Income tax provision	917.6	230.5	112.7	21.5	19.9	(5.7)	15.0	—	(11.5)	(66.5)	1,233.5
Net income attributable to EMC	2,732.6	622.5	237.6	88.3	33.0	(18.1)	24.5	(31.6)	10.7	60.0	3,759.5
Diluted earnings per share attributable to EMC	$1.23	$0.28	$0.11	$0.04	$0.02	$(0.01)	$0.01	$0.01	$0.01	$0.03	$1.70

	For the Twelve Months Ended December 31, 2011
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	RSA special charge (release)	Gain on strategic investment	Non-GAAP
Gross margin	$12,168.9	$123.7	$157.2	$—	$66.3	$—	$12,516.1
Operating income	3,442.4	836.2	341.8	97.3	66.3	—	4,784
Income tax provision	640.4	194.6	107.9	15.9	10.1	(19.6)	949.3
Net income attributable to EMC	2,461.3	587	223.9	80.9	56.2	(28.9)	3,380.5
Diluted earnings per share attributable to EMC	$1.10	$0.26	$0.10	$0.04	$0.03	$(0.01)	$1.51
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the year ended December 31, 2012, our free cash flow was $5,024.2, an increase of 14% compared to the free cash flow generated for the year ended December 31, 2011. The free cash flow for the twelve months ended December 31, 2012 exceeded our non-GAAP net income attributable to EMC by $1,264.7. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, fund joint ventures, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Three Months Ended		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Cash Flow from Operations	$1,899.3	$2,184.2	$6,262.4	$5,668.8
Capital Expenditures	(295.7)	(200.2)	(819.2)	(801.4)
Capitalized Software Development Costs	(103.3)	(100.3)	(419.1)	(442.3)
Free Cash Flow	$1,500.4	$1,883.8	$5,024.2	$4,425.1

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $6,262.4 and $5,668.8 for the years ended December 31, 2012 and 2011, respectively, cash used in investing activities of $3,905.1 and $3,543.5 for the years ended December 31, 2012 and 2011, respectively, and net cash used in financing activities of $2,149.0 and $1,718.5 for the years ended December 31, 2012 and 2011, respectively.

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
Investments
The following table summarizes the composition of our investments at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,187.0	$10.2	$(1.0)	$2,196.2
U.S. corporate debt securities	1,470.8	10.2	(0.5)	1,480.5
High yield corporate debt securities	477.0	34.2	(0.8)	510.4
Asset-backed securities	2.1	—	—	2.1
Municipal obligations	1,020.4	3.0	(0.5)	1,022.9
Auction rate securities	73.5	—	(3.4)	70.1
Foreign debt securities	1,264.2	9.1	(0.3)	1,273.0
Total fixed income securities	6,494.9	66.7	(6.4)	6,555.2
Publicly traded equity securities	48.5	38.7	(0.7)	86.5
Total	$6,543.4	$105.4	$(7.2)	$6,641.7
Our fixed income and equity investments are classified as available for sale and recorded at their fair market values. At December 31, 2012, with the exception of our auction rate securities, the vast majority of our investments were priced by third-party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2012, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2012:

	Payments Due By Period
	Total	Less than 1 year	1-2 years*	3-4 years**	More than 4 years
Operating leases	$1,675.7	$284.5	$448.1	$247.7	$695.4
Convertible debt	1,710.1	1,710.1	—	—	—
Product warranty obligations	277.9	—	—	—	—
Other long-term obligations, including notes payable and current portion of long-term obligations and post retirement obligations	338.9	153.3	1.3	0.7	1.0
Purchase orders	2,370.3	—	—	—	—
Uncertain tax positions and related interest	304.9	—	—	—	—
Total	$6,677.8	$2,147.9	$449.3	$248.5	$696.4

*	Includes payments from January 1, 2014 through December 31, 2015.

**	Includes payments from January 1, 2016 through December 31, 2017.
As of December 31, 2012, we had $277.9 of product warranty obligations, $182.7 of long-term post retirement obligations, $2,370.3 of purchase orders and $304.9 of liabilities for uncertain tax positions. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancellable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. Our operating leases are primarily for office space around the world. We believe leasing such space in most cases is more cost-effective than purchasing real estate.
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
Based upon the closing price of our common stock for the prescribed measurement period during the three months ended December 31, 2012, the contingent conversion threshold on the 2013 Notes was exceeded. As a result, the 2013 Notes are convertible at the option of the holder through March 31, 2013. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified from equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value and the 2013 Notes have been classified as a current liability. For the holders to be able to continue to convert the 2013 Notes, our closing stock price must exceed $20.90 for 20 out of the last 30 trading days of each future quarter.
We have no other off-balance sheet arrangements.

Guarantees and Indemnification Obligations
EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $151.0 as of December 31, 2012. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.
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
Based upon our historical experience and information known as of December 31, 2012, we believe our liability on the above guarantees and indemnities at December 31, 2012 is not material.
Pension
We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. This plan has been frozen resulting in employees no longer accruing pension benefits for future services. The assets for this defined benefit plan are invested in common stocks and bonds. The market related value of the plan's assets is based upon the assets' fair value. The expected long-term rate of return on assets for the year ended December 31, 2012 remains at 6.75%. The Company has begun to shift, and may continue to shift in the future, its asset allocation to lower the percentage of investments in equity securities and increase the percentage of investments in long-duration fixed-income securities. The effect of such a change could result in a reduction to the long-term rate of return on plan assets and an increase in future pension expense consistent with the sensitivity described below. The actual long-term rate of return for the ten years ended December 31, 2012 was 8.40%. Based upon current market conditions, the expected long-term rate of return for 2013 will be 6.75%. A 25 basis point change in the expected long-term rate of return on the plans' assets would have approximately a $1.1 impact on the 2013 pension expense.
As of December 31, 2012, the pension plan had a $231.5 unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2012, the discount rate to determine the benefit obligation was 3.71%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan's benefit obligations. The bond indices and yield curve analyses reflect high quality bond yields in effect at December 31, 2012. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $0.4 impact on the 2013 pension expense.

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
Warranty Costs
We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $13.9 and $12.7 in 2012 and 2011, respectively.
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
The market value of our short- and long-term investments is based primarily upon the listed price of the security. At December 31, 2012, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs such as market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We hold investments whose market values are below our cost. The determination of whether unrealized losses on investments are other-than-temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired.
The recoverability of inventories is based upon the types and our levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate.

Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our segment level. We employ both qualitative and quantitative tests of our goodwill. For several of our reporting units, we performed a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary and determined there was no impairment. For other reporting units we evaluated goodwill using a quantitative model. For all of our goodwill assessments we determined that there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.
Restructuring Charges
We recognized restructuring charges in 2012, 2011, 2010 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting leased facilities and the cost of terminating various contracts. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.
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
Foreign Exchange Risk Management
As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated daily rates. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances are reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the euro, the Japanese yen and the pound sterling. Additionally, we have exposure to emerging market economies, particularly in Latin America and Southeast Asia. We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, we use these derivative instruments to reduce our foreign exchange risk by essentially creating offsetting market exposures. The success of the hedging program depends on our forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The instruments we hold are not leveraged and are not held for trading or speculative purposes.
We have performed sensitivity analyses as of December 31, 2012, 2011 and 2010 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change is based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The analyses include all of our foreign currency contracts outstanding as of December 31 for each year, as well as the offsetting underlying exposures. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $19.4 million, $30.6 million and $3.6 million at December 31, 2012, 2011 and 2010, respectively.
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
We employ a Historical Value-At-Risk calculation to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last 180 days are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the debt portion of the investment portfolio was $3.3 million as of December 31, 2012 and $4.0 million as of December 31, 2011. The average, high and low value-at-risk amounts for 2012 and 2011 were as follows (in millions):

	Average	High	Low
2012	$3.3	$5.5	$2.3
2011	$4.0	$5.2	$3.1
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
Our money market investments are placed with money market funds that are 2a-7 qualified. Rule 2a-7, adopted by the SEC under the Investment Company Act of 1940, establishes strict standards for quality, diversity and maturity, the objective of which is to maintain a constant net asset value of a dollar. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions and limit our exposure to Prime funds. Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer and institution. Due to the European financial crisis, in the fourth quarter of 2011, we took steps to limit exposure to investments and financial institutions in this region.
We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $72.3 million and $64.7 million at December 31, 2012 and 2011, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers.
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
EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on our assessment, EMC’s management determined that, as of December 31, 2012, EMC’s internal control over financial reporting is effective and operating at the reasonable assurance level based on those criteria.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of EMC Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2013

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,754,060	$4,531,036
Short-term investments	1,413,060	1,786,987
Accounts and notes receivable, less allowance for doubtful accounts of $68,465 and $61,804	3,433,389	2,937,499
Inventories	1,201,020	1,009,968
Deferred income taxes	941,775	852,848
Other current assets	465,305	583,885
Total current assets	12,208,609	11,702,223
Long-term investments	5,228,608	4,525,106
Property, plant and equipment, net	3,144,548	2,833,149
Intangible assets, net	2,035,340	1,766,115
Goodwill	13,839,700	12,154,970
Other assets, net	1,611,880	1,487,704
Total assets	$38,068,685	$34,469,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040,664	$1,101,659
Accrued expenses	2,522,059	2,354,979
Notes converted and payable (See Note E)	—	1,699,832
Income taxes payable	514,302	155,909
Convertible debt (See Note E)	1,652,442	1,605,142
Deferred revenue	4,574,529	3,458,689
Total current liabilities	10,303,996	10,376,210
Income taxes payable	293,105	238,851
Deferred revenue	2,976,328	2,715,361
Deferred income taxes	574,846	451,905
Other liabilities	338,915	287,912
Total liabilities	14,487,190	14,070,239
Convertible debt (See Note E)	57,704	119,325
Commitments and contingencies (See Note N)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,106,959 and 2,048,890 shares	21,070	20,489
Additional paid-in capital	3,691,112	3,405,513
Retained earnings	18,853,234	16,120,621
Accumulated other comprehensive loss, net	(208,273)	(235,009)
Total EMC Corporation’s shareholders’ equity	22,357,143	19,311,614
Non-controlling interest in VMware, Inc.	1,166,648	968,089
Total shareholders’ equity	23,523,791	20,279,703
Total liabilities and shareholders’ equity	$38,068,685	$34,469,267

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Product sales	$13,060,523	$12,590,742	$10,892,857
Services	8,653,379	7,416,846	6,122,269
	21,713,902	20,007,588	17,015,126
Costs and expenses:
Cost of product sales	5,258,164	5,319,761	4,882,031
Cost of services	2,817,375	2,518,885	2,102,114
Research and development	2,559,612	2,149,787	1,888,015
Selling, general and administrative	7,004,287	6,479,382	5,375,305
Restructuring and acquisition-related charges	110,590	97,334	84,375
Operating income	3,963,874	3,442,439	2,683,286
Non-operating income (expense):
Investment income	114,993	129,248	142,536
Interest expense	(78,903)	(170,466)	(178,345)
Other income (expense), net	(196,349)	(151,951)	(39,494)
Total non-operating income (expense)	(160,259)	(193,169)	(75,303)
Income before provision for income taxes	3,803,615	3,249,270	2,607,983
Income tax provision	917,598	640,385	638,297
Net income	2,886,017	2,608,885	1,969,686
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(153,404)	(147,548)	(69,691)
Net income attributable to EMC Corporation	$2,732,613	$2,461,337	$1,899,995
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$1.31	$1.20	$0.92
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$1.23	$1.10	$0.88
Weighted average shares, basic	2,093,372	2,055,536	2,055,959
Weighted average shares, diluted	2,205,639	2,229,113	2,147,931
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net income	$2,886,017	$2,608,885	$1,969,686
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	1,994	(3,797)	(4,634)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $30,788, $(11,379) and $23,934	53,185	(20,525)	44,826
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(4,014), $(4,175) and $(4,178)	(5,264)	(5,201)	(11,792)
Net change in market value of investments	47,921	(25,726)	33,034
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $(20,497), $(58,332) and $(3,095)	(35,935)	(91,095)	(1,614)
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $15,460, $(475) and $(907)	27,736	(3,417)	(6,531)
Net change in the market value of derivatives	(8,199)	(94,512)	(8,145)
Recognition of actuarial net gain (loss) from pension and other postretirement plan, net of taxes (benefits) of $(5,490), $(11,410) and $(1,392)	(14,064)	(22,050)	(4,057)
Other comprehensive income (loss)	27,652	(146,085)	16,198
Comprehensive income	2,913,669	2,462,800	1,985,884
Net income attributable to the non-controlling interest in VMware, Inc.	(153,404)	(147,548)	(69,691)
Other comprehensive income (loss) attributable to the non-controlling interest in VMware, Inc.	(916)	3,693	(3,093)
Comprehensive income attributable to EMC Corporation	$2,759,349	$2,318,945	$1,913,100
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Cash received from customers	$22,584,805	$21,144,690	$17,585,447
Cash paid to suppliers and employees	(16,018,457)	(15,218,678)	(12,830,684)
Dividends and interest received	103,174	135,971	102,912
Interest paid	(32,751)	(70,071)	(76,711)
Income taxes paid	(374,352)	(323,097)	(232,121)
Net cash provided by operating activities	6,262,419	5,668,815	4,548,843
Cash flows from investing activities:
Additions to property, plant and equipment	(819,159)	(801,375)	(745,412)
Capitalized software development costs	(419,079)	(442,341)	(362,956)
Purchases of short- and long-term available-for-sale securities	(6,346,580)	(7,180,169)	(6,329,894)
Sales of short- and long-term available-for-sale securities	4,982,790	5,121,454	3,625,260
Maturities of short- and long-term available-for-sale securities	1,048,979	1,130,321	437,297
Business acquisitions, net of cash acquired	(2,135,758)	(536,624)	(3,194,611)
Purchases of strategic and other related investments	(117,103)	(329,483)	(24,946)
Sales of strategic and other related investments	70,623	29,007	148,813
Joint venture funding	(227,881)	(383,211)	(29,600)
Proceeds from divestiture of business	58,100	—	—
Purchase of leasehold interest	—	(151,083)	—
Net cash used in investing activities	(3,905,068)	(3,543,504)	(6,476,049)
Cash flows from financing activities:
Issuance of EMC’s common stock from the exercise of stock options	560,275	673,389	780,732
Issuance of VMware’s common stock from the exercise of stock options	253,159	337,618	431,306
EMC repurchase of EMC’s common stock	(684,559)	(1,999,968)	(999,924)
EMC purchase of VMware’s common stock	(290,294)	(399,984)	(399,224)
VMware repurchase of VMware’s common stock	(467,534)	(526,203)	(338,527)
Excess tax benefits from stock-based compensation	260,747	361,632	281,872
Payment of long-term and short-term obligations	(15,629)	(27,089)	(4,128)
Proceeds from long-term and short-term obligations	4,604	3,096	4,066
Payment of convertible debt	(1,699,816)	—	—
Interest rate contract settlement	(69,905)	(140,993)	—
Net cash used in financing activities	(2,148,952)	(1,718,502)	(243,827)
Effect of exchange rate changes on cash and cash equivalents	14,625	5,089	(12,328)
Net increase (decrease) in cash and cash equivalents	223,024	411,898	(2,183,361)
Cash and cash equivalents at beginning of period	4,531,036	4,119,138	6,302,499
Cash and cash equivalents at end of period	$4,754,060	$4,531,036	$4,119,138
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,886,017	$2,608,885	$1,969,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,527,748	1,421,598	1,167,550
Non-cash interest expense on convertible debt	46,178	102,907	105,649
Non-cash restructuring and other special charges	12,974	(1,484)	6,861
Stock-based compensation expense	895,384	822,576	667,728
Provision for doubtful accounts	39,313	20,255	18,965
Deferred income taxes, net	(117,573)	(19,423)	(49,787)
Excess tax benefits from stock-based compensation	(260,747)	(361,632)	(281,872)
Gain on XtremIO common stock	(31,599)	—	—
Other, net	20,337	4,573	(21,250)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(535,371)	(391,672)	(405,758)
Inventories	(458,663)	(393,156)	(114,111)
Other assets	174,386	(61,830)	(54,469)
Accounts payable	89,299	34,871	154,496
Accrued expenses	(64,238)	5,147	4,162
Income taxes payable	660,819	336,711	455,964
Deferred revenue	1,366,961	1,508,520	957,114
Other liabilities	11,194	31,969	(32,085)
Net cash provided by operating activities	$6,262,419	$5,668,815	$4,548,843

Non-cash investing and financing activity:

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Issuance of common stock and stock options exchanged in business acquisitions	$23,572	$3,224	$28,668
Investment in joint venture	$32,745	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2010	2,052,441	$20,524	$4,375,405	$11,759,289	$(105,722)	$510,592	$16,560,088
Stock issued through stock option and stock purchase plans	63,710	637	780,095	—	—	—	780,732
Tax benefit from stock options exercised	—	—	288,749	—	—	—	288,749
Restricted stock grants, cancellations and withholdings, net	5,762	58	(66,180)	—	—	—	(66,122)
Repurchase of common stock	(52,667)	(527)	(999,397)	—	—	—	(999,924)
EMC purchase of VMware stock	—	—	(353,915)	—	—	(45,309)	(399,224)
Stock options issued in business acquisitions	—	—	28,668	—	—	—	28,668
Stock-based compensation	—	—	684,276	—	—	—	684,276
Impact from equity transactions of VMware, Inc.	—	—	(218,642)	—	—	224,669	6,027
Actuarial loss on pension plan, net of tax benefit of $1,392	—	—	—	—	(4,057)	—	(4,057)
Change in market value of investments	—	—	—	—	29,941	3,093	33,034
Change in market value of derivatives	—	—	—	—	(8,145)	—	(8,145)
Translation adjustment	—	—	—	—	(4,634)	—	(4,634)
Reclassification of convertible debt (to)/from mezzanine (Note E)	—	—	(235,229)	—	—	—	(235,229)
Net income	—	—	—	1,899,995	—	69,691	1,969,686
Balance, December 31, 2010	2,069,246	20,692	4,283,830	13,659,284	(92,617)	762,736	18,633,925
Stock issued through stock option and stock purchase plans	51,585	516	672,873	—	—	—	673,389
Tax benefit from stock options exercised	—	—	382,725	—	—	—	382,725
Restricted stock grants, cancellations and withholdings, net	9,869	99	(120,179)	—	—	—	(120,080)
Repurchase of common stock	(81,810)	(818)	(1,999,150)	—	—	—	(1,999,968)
EMC purchase of VMware stock	—	—	(354,818)	—	—	(45,166)	(399,984)
Stock options issued in business acquisitions	—	—	3,224	—	—	—	3,224
Stock-based compensation	—	—	837,637	—	—	—	837,637
Impact from equity transactions of VMware, Inc.	—	—	(416,533)	—	—	106,664	(309,869)
Actuarial loss on pension plan, net of tax benefit of $11,410	—	—	—	—	(22,050)	—	(22,050)
Change in market value of investments	—	—	—	—	(22,049)	(3,677)	(25,726)
Change in market value of derivatives	—	—	—	—	(94,496)	(16)	(94,512)
Translation adjustment	—	—	—	—	(3,797)	—	(3,797)
Reclassification of convertible debt (to)/from mezzanine (Note E)	—	—	115,904	—	—	—	115,904
Net income	—	—	—	2,461,337	—	147,548	2,608,885
Balance, December 31, 2011	2,048,890	20,489	3,405,513	16,120,621	(235,009)	968,089	20,279,703
Stock issued through stock option and stock purchase plans	41,972	420	559,855	—	—	—	560,275
Tax benefit from stock options exercised	—	—	267,122	—	—	—	267,122
Restricted stock grants, cancellations and withholdings, net	10,819	109	(126,180)	—	—	—	(126,071)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Repurchase of common stock	(27,067)	(271)	(699,729)	—	—	—	(700,000)
EMC purchase of VMware stock	—	—	(258,296)	—	—	(41,704)	(300,000)
Stock options issued in business acquisitions	—	—	20,382	—	—	—	20,382
Stock-based compensation	—	—	897,617	—	—	—	897,617
Impact from equity transactions of VMware, Inc.	—	—	(435,766)	—	—	85,943	(349,823)
Actuarial loss on pension plan, net of tax benefit of $5,490	—	—	—	—	(14,064)	—	(14,064)
Change in market value of investments	—	—	—	—	47,026	895	47,921
Change in market value of derivatives	—	—	—	—	(8,220)	21	(8,199)
Translation adjustment	—	—	—	—	1,994	—	1,994
Convertible debt conversions and warrant settlement	32,345	323	(1,027)	—	—	—	(704)
Reclassification of convertible debt (to)/from mezzanine (Note E)	—	—	61,621	—	—	—	61,621
Net income	—	—	—	2,732,613	—	153,404	2,886,017
Balance as of December 31, 2012	2,106,959	$21,070	$3,691,112	$18,853,234	$(208,273)	$1,166,648	$23,523,791

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
EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc., is the leader in virtualization cloud infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume IT resources. VMware’s virtualization infrastructure solutions, which include a suite of products designed to deliver a software defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
EMC’s interest in VMware was approximately 80% at both December 31, 2012 and 2011. VMware’s financial results have been consolidated with that of EMC for all periods presented as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interest in VMware, Inc. on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as non-controlling interest in VMware, Inc. on EMC’s consolidated balance sheets.
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Revenue Recognition
We derive revenue from sales of information systems, software and services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. Delivery is achieved when our product has been physically shipped or electronically delivered and the risk of loss has been transferred which, for most of our product sales, occurs upon shipment. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

•	Systems sales
Systems sales consist of the sale of storage hardware, required storage operating systems and hardware-related devices. Revenue for systems sales is generally recognized upon shipment.

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

Services revenue consists of installation services, professional services, software maintenance, hardware maintenance, software as a service subscriptions and training.

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
When more than one element, such as hardware, software and services are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support, software as a service subscriptions and other services and (2) software components, such as optional software application programs and related items, such as post-contract customer support and other services. We then allocate revenue within the non-software category to each element based upon their relative selling price using estimated selling prices (“ESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) does not exist. We allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If we cannot objectively determine the VSOE of the fair value of any undelivered software element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
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
We market and sell our products through our direct sales force and indirect channels such as independent distributors and value-added resellers. For substantially all of our indirect sales, we recognize revenues on products sold to resellers and distributors on a sell through basis since we do not expect our channel partners to carry inventory. These product sales are evidenced by a master distribution agreement, together with evidence of an end-user arrangement, on a transaction-by-transaction basis.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Deferred Revenue
Our deferred revenue consists primarily of deferred hardware and software maintenance and unearned license fees, which are recognized ratably over the contract term, and deferred professional services, including education and training, which are recognized as delivered.
Shipping and Handling Costs
Shipping and handling costs are classified in cost of product sales.
Foreign Currency Translation
The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at daily rates.
Gains and losses from foreign currency transactions are included in other income (expense), net, and consist of net losses of $15.7 million in 2012, $12.8 million in 2011 and $4.5 million in 2010. Foreign currency translation adjustments are included in other comprehensive income (loss).
Derivatives
We use derivatives to hedge foreign currency exposures related to foreign currency denominated assets and liabilities and forecasted revenue and expense transactions.
We hedge our exposure in foreign currency denominated monetary assets and liabilities with foreign currency forward and option contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other income (expense), net, in the consolidated income statements. These derivative contracts mature in less than one year.
We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. We did not have any derivatives designated as fair value hedges as of December 31, 2012. All outstanding cash flow hedges are recognized on the consolidated balance sheets at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss) until the underlying forecasted transactions occur. To achieve hedge accounting, certain criteria must be met, which includes (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the consolidated income statements. Once the underlying forecasted transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the consolidated income statements, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to other income (expense), net, in the consolidated income statements in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2012, 2011 and 2010 were $201.0 million, $194.0 million and $152.0 million, respectively.
We do not engage in currency speculation. For purposes of presentation within the consolidated statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900.0 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011 when our 2011 Notes were scheduled to become due. As such, the unrealized loss on these hedges was recognized in other comprehensive loss. In November 2011, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. In April 2012, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item. Losses on the interest rate swap contracts at the time of settlement of $141.0 million in November 2011 and $23.0 million in April 2012 were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

In June 2012, management changed its forecast date for the issuance of debt from December 31, 2012 to the first quarter of 2014. Consequently, hedge accounting effectively ceased as the terms of the swaps no longer matched the terms of the underlying hedged item resulting in changes in the fair value of the swaps being recorded in the consolidated income statement. The swaps were subsequently re-designated as cash flow hedges and achieved hedge accounting. The change in the forecasted timeframe for the issuance of debt resulted in certain previously anticipated hedge interest payments no longer being expected to occur within the window covered by the hedge designation. As a result, $39.5 million of accumulated realized losses in other comprehensive income related to these previously-anticipated interest payments was reclassified from other comprehensive income and recognized as a component of other income (expense), net in the 2012 consolidated income statements.

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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and commercial paper. Cash equivalents are stated at fair value. Total cash equivalents were $3,260.2 million and $1,434.8 million at December 31, 2012 and 2011, respectively. See Note F.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2012 and 2011 were as follows (table in thousands):

	December 31,
	2012	2011
Current	$68,465	$61,804
Non-current (included in other assets, net)	3,850	2,850
	$72,315	$64,654

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments
Unrealized gains and temporary loss positions on investments classified as available-for-sale are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to investment income. Realized gains and losses and other-than-temporary impairments are reflected in the consolidated income statement in investment income. For investments accounted for utilizing the fair value option, changes to fair value are recognized in the consolidated income statement in non-operating other income (expense), net.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Buildings under development are included in building construction in progress. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5-10 years
Equipment and software	2-10 years
Improvements	5-31 years
Buildings	15-51 years
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the consolidated income statements. Repair and maintenance costs, including planned maintenance, are expensed as incurred.
Research and Development and Capitalized Software Development Costs
Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits, stock-based compensation, consultants, facilities related costs, material costs, depreciation and travel. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the products’ remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the products’ estimated economic life.
Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, VMware expects its products to be available for general release soon after technological feasibility has been established. Given that the majority of VMware’s product offerings are expected to be suites or to have key components that interoperate with VMware’s other product offerings, the costs incurred subsequent to achievement of technological feasibility were not material in 2012 and are expected to be immaterial in future periods.
Unamortized software development costs were $702.7 million and $665.4 million at December 31, 2012 and 2011, respectively, and are included in other assets, net. Amortization expense was $398.0 million, $380.3 million and $314.6 million in 2012, 2011 and 2010, respectively. Amounts capitalized were $432.0 million, $479.7 million and $399.5 million in 2012, 2011 and 2010, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statements of cash flows as it is a non-cash item.
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
Investments in Joint Ventures
We make investments in joint ventures. For each joint venture investment we consider the facts and circumstances in order to determine whether it qualifies for cost, equity or fair value method accounting or whether it should be consolidated.
In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models.
We consider VCE a variable interest entity. Authoritative guidance related to variable interest entities states that the primary beneficiary of a variable interest entity must have both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly will impact the entity’s economic performance; and (b) the obligation to absorb losses that could be potentially significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Since the power to direct the activities of VCE which most significantly impact its economic performance are determined by its board of directors, which is comprised of equal representation of EMC and Cisco, and all significant decisions require the approval of the minority shareholders, we have determined we are not the primary beneficiary, and as such we account for the investment under the equity method with our portion of the gains and losses recognized in other expense, net in the consolidated income statements.
On December 29, 2012, EMC and Lenovo Group Limited (“Lenovo”) formed a joint venture, LenovoEMC, to provide Network Attached Storage ("NAS") systems to small- and medium-sized businesses and distributed enterprise sites which is accounted for using the fair value method of accounting.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $30.0 million, $44.4 million and $40.1 million in 2012, 2011 and 2010, respectively.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales Taxes
Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as cash or accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet as cash is collected from the customers and remitted to the tax authority.

Earnings Per Share
Basic net income per share is computed using the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the shares issuable under our Notes and the associated warrants. See Note E for further information regarding the Notes and the associated warrants and Note O for further information regarding the calculation of diluted net income per weighted average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.
Retirement Benefits
Pension cost for our domestic defined benefit pension plan is funded to the extent that the current pension cost is deductible for U.S. Federal tax purposes and to comply with the Employee Retirement Income Security Act and the General Agreement on Tariff and Trade Bureau additional minimum funding requirements. Net pension cost for our international defined benefit pension plans are generally funded as accrued.
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
Our money market investments are placed with money market funds that are 2a-7 qualified. Rule 2a-7, adopted by the SEC under the Investment Company Act of 1940, establishes strict standards for quality, diversity and maturity, the objective of which is to maintain a constant net asset value of a dollar. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions and limit our exposure to Prime funds. Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer.
We provide credit to customers in the normal course of business. Credit is extended to new customers based on checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed among a large number of customers, minimizing the reliance on any particular customer or group of customers.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation.
Adjustments for Immaterial Prior Period Accounting Error
During the second quarter of 2012, we determined that since VMware’s public offering in 2007, we incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 million in our December 31, 2011 consolidated balance sheet and statement of shareholders' equity. These corrections are reflected in the consolidated balance sheets as of December 31, 2011 and in the 2012 statement of shareholders’ equity and are not material to the consolidated balance sheets or statements of shareholders’ equity for the years ended December 31, 2011, 2010, 2009 or 2008 or any related interim periods. In addition, the error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $467.1 million in our December 31, 2010 consolidated balance sheet and statement of shareholders’ equity and an understatement of additional paid-in capital of $499.6 million in our statement of shareholders’ equity at December 31, 2009. These adjusted prior-period balances are reflected in this filing.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued new guidance intended to simplify the impairment testing of indefinite-lived intangible assets other than goodwill. Under this guidance, an entity is allowed to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. This new guidance is effective for fiscal years beginning after September 15, 2012. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.
In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows. In connection with our prospective adoption of this guidance, we have expanded our disclosures related to our strategic investments held at cost for 2012 with no comparable data for 2011.
B.  Non-controlling Interest in VMware, Inc.
The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $1,166.6 million and $968.1 million as of 2012 and 2011, respectively. At December 31, 2012, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Year Ended
	December 31, 2012	December 31, 2011
Net income attributable to EMC Corporation	$2,732,613	$2,461,337
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	128,566	188,434
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(564,332)	(604,967)
Net transfers (to) from non-controlling interest	(435,766)	(416,533)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$2,296,847	$2,044,804
C. Acquisitions

Acquisition of Nicira

On August 24, 2012, VMware acquired all of the outstanding capital stock of Nicira, a developer of software-defined networking solutions. This acquisition expands VMware’s product portfolio to provide a suite of software-defined networking capabilities.

The aggregate consideration paid for Nicira was $1,099.6 million, net of cash acquired, including cash of $1,083.0 million and the fair value of assumed equity attributed to pre-combination services of $16.6 million. Additionally, VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding at the completion of the acquisition. The assumed unvested stock options converted into 1.1 million stock options to purchase VMware Class A common stock. The assumed restricted stock converted into 0.6 million shares of restricted VMware Class A common stock.

The weighted-average acquisition-date fair value of the stock options was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) market price of $92.21 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; (ii) expected term of 2.7 years; (iii) risk-free interest rate of 0.3%; (iv) annualized expected volatility of 35.7%; and (v) no dividend yield. The fair value of the restricted stock was based on the acquisition-date closing price of $92.21 per share for VMware’s Class A common stock.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. The following table summarizes the allocation of the Nicira purchase price, adjusted in the fourth quarter of 2012 for a reassessment of unrecognized tax benefit (table in thousands):

Intangible assets:
Purchased technology (weighted-average useful life of 7.0 years)	$266,000
Trademarks and tradenames (weighted-average useful life of 10.0 years)	20,100
In-process research and development	48,500
Total intangible assets	334,600
Goodwill	905,140
Deferred tax liabilities, net	(78,247)
Income tax payable	(61,006)
Other acquired liabilities, net of acquired assets	(863)
Total purchase price	$1,099,624
In-process Research and Development

In connection with the Nicira acquisition, we acquired one in-process research and development (“IPR&D”) project which was completed by the end of 2012 and will be amortized over its estimated useful life of 8.0 years.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other 2012 Acquisitions

During the year ended December 31, 2012, EMC acquired eleven companies. We acquired all of the outstanding capital stock of Pivotal Labs, a provider of services and technology to build Big Data applications; Likewise Software, a provider of technology for managing cross-platform access to data files and software for managing unstructured data; XtremIO, a provider of Flash enterprise storage systems; Watch4Net, a provider of enterprise and carrier-class performance management software; Tiburon Technologies, a provider of support and modernization services for legacy database management systems; and iWave Software, a provider of storage and cloud automation software solutions. These acquisitions complement and expand our Information Storage segment. We also acquired all of the outstanding capital stock of Syncplicity, a provider of cloud-based synch and share file management and Trinity Technologies, a provider of enterprise content management consulting and development services which complement and expand our Information Intelligence Group segment. We acquired Silicium Security, a provider of enterprise malware detection solutions, More VRP Resources, a provider of database performance and monitoring software and Silver Tail Systems, a provider of web fraud detection and security software which complement and expand our RSA Information Security segment. Additionally, during the twelve months ended December 31, 2012, VMware acquired five companies, excluding the acquisition of Nicira, which were not material in the aggregate. In connection with our acquisitions, we had adjustments to the fair value of previously held interests in XtremIO which resulted in a gain of $31.6 million which was recognized in other income (expense), net in the second quarter of 2012.

The aggregate consideration for these sixteen acquisitions, excluding Nicira, was $1,059.7 million which consisted of $1,052.8 million of cash consideration, net of cash acquired and $6.9 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates.

The aggregate allocation to goodwill, intangibles and net liabilities was approximately $818.9 million, $311.4 million and $70.6 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in the aggregate, to our consolidated results of operations for years ended December 31, 2012, 2011 and 2010.
The fair value of our stock options for all of the aforementioned acquisitions, excluding Nicira, in 2012 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	1.9
Expected volatility	31.6%
Risk-free interest rate	0.3%

The following represents the aggregate allocation of the purchase price for all of the aforementioned acquisitions, excluding Nicira, to intangible assets (table in thousands):

Developed technology (weighted-average useful life of 4.8 years)	$254,557
Customer relationships (weighted-average useful life of 6.1 years)	54,713
Tradename and trademark (weighted-average useful life of 3.4 years)	2,170
Total intangible assets	$311,440
The total weighted-average amortization period for the intangible assets is 5.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.
2011 Acquisitions
During the year ended December 31, 2011, we acquired all of the capital stock of NetWitness Corporation, a privately-held provider of network security analysis solutions. This acquisition complemented and expanded our RSA Information Security segment. Additionally, during the year ended December 31, 2011, VMware acquired six companies. The aggregate consideration for these seven acquisitions was $539.8 million which consisted of $536.6 million of cash consideration, net of cash acquired and $3.2 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The allocation to goodwill, intangibles and net assets was approximately $375.8 million, $157.1 million and

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$6.9 million, respectively. The results of these acquisitions have been included in the consolidated financial statements from the respective dates of purchase.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In-process Research and Development
In connection with the Isilon acquisition in 2010, we acquired and capitalized $43.9 million of IPR&D projects. All projects acquired in 2010 were completed in 2012 and are being amortized over their projected remaining useful lives.
Other 2010 Acquisitions
During the year ended December 31, 2010, we acquired three companies, excluding Isilon. We acquired all of the outstanding capital stock of Archer Technologies, LLC, a provider of governance, risk and compliance software. This acquisition complemented and expanded our RSA Information Security segment. We acquired all of the outstanding capital stock of Greenplum, Inc., a provider of disruptive data warehousing technology and Bus-tech, Inc., a provider of information infrastructure solutions. These acquisitions complemented and expanded our Information Storage segment. Additionally, during the year ended December 31, 2010, VMware acquired six companies. The aggregate purchase price, net of cash acquired for all 2010 acquisitions, excluding Isilon, was $895.5 million, which consisted of $893.5 million of cash and $1.9 million in fair value of our stock options issued in exchange for the acquirees’ stock options and resulted in goodwill of $631.4 million. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase.
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

D. Intangibles and Goodwill

Intangible Assets
In the year ended December 31, 2011, we, along with three other technology companies, acquired specific patents from Novell, Inc. for $450.0 million, of which we paid $112.5 million. We assigned our portion of the patent portfolio an average life of 10 years, based on the average contractual term remaining on the patents we acquired. The cash outflow is included in purchases of strategic and other related investments in the investing activities section of the consolidated statements of cash flows.

In the year ended December 31, 2011, VMware entered into an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located on property adjacent to VMware’s Palo Alto, California campus for $225.0 million. The gross amount classified to property, plant and equipment, net was $73.9 million. The remaining $151.1 million of the $225.0 million purchase price was for the fair value of the ground lease and the right to develop additional square footage on the parcel. The long-term portion of $146.8 million was recorded to intangible assets, net with the remainder recorded to other current assets on the consolidated balance sheet. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the related property. The buildings and site improvements will be depreciated from the date they are placed into service through the term of the amended and restated ground lease, and intangible assets will be amortized through 2046.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets, excluding goodwill, as of December 31, 2012 and 2011 consist of (tables in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,233,293	$(1,207,373)	$1,025,920
Patents	225,146	(86,954)	138,192
Software licenses	96,218	(87,999)	8,219
Trademarks and tradenames	172,821	(101,399)	71,422
Customer relationships and customer lists	1,377,465	(723,403)	654,062
Leasehold interest	144,811	(6,843)	137,968
Other	25,972	(26,415)	(443)
Total intangible assets, excluding goodwill	$4,275,726	$(2,240,386)	$2,035,340

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$1,620,977	$(1,020,356)	$600,621
Patents	225,146	(72,078)	153,068
Software licenses	90,093	(83,999)	6,094
Trademarks and tradenames	172,851	(93,636)	79,215
Customer relationships and customer lists	1,329,775	(597,117)	732,658
In-process research and development	43,900	—	43,900
Leasehold interest	146,757	(2,524)	144,233
Other	30,149	(23,823)	6,326
Total intangible assets, excluding goodwill	$3,659,648	$(1,893,533)	$1,766,115

Amortization expense on intangibles was $364.7 million, $341.8 million and $285.3 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, amortization expense on intangible assets for the next five years is expected to be as follows (table in thousands):

2013	$391,423
2014	352,663
2015	304,869
2016	242,598
2017	188,900
Total	$1,480,453

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the years ended December 31, 2012 and 2011 consist of the following (tables in thousands):

	Year Ended December 31, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970
Goodwill resulting from acquisitions	437,868	15,097	179,389	1,091,673	1,724,027
Tax deduction from exercise of stock options	(7)	(93)	—	—	(100)
Finalization of purchase price allocations	(1,281)	—	(6,099)	(2,623)	(10,003)
Goodwill derecognized in divestiture of business	(29,194)	—	—	—	(29,194)
Balance, end of the year	$7,441,351	$1,484,220	$2,022,406	$2,891,723	$13,839,700

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,029,341	$1,467,903	$1,663,213	$1,612,193	$11,772,650
Goodwill resulting from acquisitions	—	—	187,445	188,395	375,840
Tax deduction from exercise of stock options	(73)	(852)	(95)	—	(1,020)
Finalization of purchase price allocations	4,697	2,165	(1,447)	2,085	7,500
Balance, end of the year	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970
Valuation of Goodwill and Intangibles
We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our operating segment level. We employ both qualitative and quantitative tests of our goodwill. For several of our reporting units, we performed a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary and determined there was no impairment. For other reporting units we evaluated goodwill using a quantitative model. For all of our goodwill assessments we determined that there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. There was no impairment in 2012, 2011 or 2010.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the indenture. In addition, if a “fundamental change” (as defined in the indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2013 Notes that elects to convert its 2013 Notes in connection with such fundamental change.

At December 31, 2012 and 2011, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes became convertible at the option of the holder. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes were classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Consequently, the 2013 Notes might not be convertible in future quarters. Approximately $14.9 million of the 2013 Notes have been converted as of December 31, 2012.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as a current liability as of December 31, 2012 was $1,652.4 million and the fair value was $2,665.7 million. The carrying amount of the equity component of the 2013 Notes was $325.1 million at December 31, 2012. As of December 31, 2012, the unamortized discount on the 2013 Notes consists of $57.7 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the twelve months ended December 31, 2012 and 2011.

The following table represents the key components of our interest expense on convertible debt (table in thousands):

	For the Twelve Months Ended
	2012	2011	2010
Contractual interest expense on the coupon	$29,908	$57,646	$60,375
Amortization of the discount component recognized as interest expense	60,633	115,904	114,481
Total interest expense on the convertible debt	$90,541	$173,550	$174,856
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

In June 2012, management changed its forecast date for the issuance of debt from December 31, 2012 to the first quarter of 2014. Consequently, hedge accounting effectively ceased as the terms of the swaps no longer matched the terms of the underlying hedged item resulting in changes in the fair value of the swaps being recorded in the consolidated income statement. The swaps were subsequently re-designated as cash flow hedges and achieved hedge accounting. The change in the forecasted timeframe for the issuance of debt resulted in certain previously-anticipated hedge interest payments no longer being expected to occur within the window covered by the hedge designation. As a result, $39.5 million of accumulated realized losses in other comprehensive income related to these previously-anticipated interest payments were reclassified from other comprehensive income and recognized in the 2012 consolidated income statements.

In July 2012, we settled the interest rate swap contracts and did not replace them. Losses on the interest rate swap contracts at the time of settlement of $45.5 million were deferred as they are expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements. At December 31, 2012, we had $176.5 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At December 31, 2012 and 2011, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2012 and 2011. At December 31, 2012 and 2011, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At December 31, 2012 and 2011, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at December 31, 2012 and 2011 (tables in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,186,952	$10,224	$(967)	$2,196,209
U.S. corporate debt securities	1,470,770	10,189	(509)	1,480,450
High yield corporate debt securities	476,989	34,223	(800)	510,412
Asset-backed securities	2,114	3	—	2,117
Municipal obligations	1,020,422	3,007	(540)	1,022,889
Auction rate securities	73,451	—	(3,365)	70,086
Foreign debt securities	1,264,195	9,083	(255)	1,273,023
Total fixed income securities	6,494,893	66,729	(6,436)	6,555,186
Publicly traded equity securities	48,526	38,687	(731)	86,482
Total	$6,543,419	$105,416	$(7,167)	$6,641,668
We held approximately $1,273.0 million in foreign debt securities at December 31, 2012. These securities have an average credit rating of A+, and approximately 3% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal or Spain. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$1,493,843	$—	$—	$1,493,843
Cash equivalents	2,898,183	362,034	—	3,260,217
U.S. government and agency obligations	1,324,919	871,290	—	2,196,209
U.S. corporate debt securities	—	1,480,450	—	1,480,450
High yield corporate debt securities	—	510,412	—	510,412
Asset-backed securities	—	2,117	—	2,117
Municipal obligations	—	1,022,889	—	1,022,889
Auction rate securities	—	—	70,086	70,086
Foreign debt securities	—	1,273,023	—	1,273,023
Publicly traded equity securities	86,482	—	—	86,482
Total cash and investments	$5,803,427	$5,522,215	$70,086	$11,395,728
Other items:
Strategic investments held at cost	$—	$—	$351,855	$351,855
Investment in joint venture	—	—	32,745	32,745
Convertible debt	—	(2,665,690)	—	(2,665,690)
Foreign exchange derivative assets	—	30,189	—	30,189
Foreign exchange derivative liabilities	—	(34,590)	—	(34,590)
Commodity derivative liabilities	—	(588)	—	(588)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash	$3,096,275	$—	$—	$3,096,275
Cash equivalents	1,424,761	10,000	—	1,434,761
U.S. government and agency obligations	1,179,280	1,305,681	—	2,484,961
U.S. corporate debt securities	—	1,407,753	—	1,407,753
High yield corporate debt securities	—	447,479	—	447,479
Asset-backed securities	—	29,148	—	29,148
Municipal obligations	—	816,081	—	816,081
Auction rate securities	—	—	74,596	74,596
Foreign debt securities	—	987,074	—	987,074
Publicly traded equity securities	65,001	—	—	65,001
Total cash and investments	$5,765,317	$5,003,216	$74,596	$10,843,129
Other items:
Convertible debt	$—	$(2,500,477)	$—	$(2,500,477)
Foreign exchange derivative assets	—	23,372	—	23,372
Foreign exchange derivative liabilities	—	(27,741)	—	(27,741)
Commodity derivative liabilities	—	(3,093)	—	(3,093)
Interest rate swap contract	—	(19,872)	—	(19,872)
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
To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of December 31, 2012, the coupon rates used ranged from 0% to 4% and the discount rate was 1%,

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at as of that date. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at December 31, 2012 compared to 2% at December 31, 2011 due to the narrowing of credit spreads on AA-rated banks during 2012.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the years ended December 31, 2012 and 2011 (table in thousands):

	2012	2011
Balance, beginning of the period	$74,596	$146,044
Calls at par value	(6,625)	(73,050)
Other-than-temporary impairment loss	(2,824)	—
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	4,939	1,602
Balance, end of the period	$70,086	$74,596

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

We account for our joint venture LenovoEMC using the fair value method of accounting. To determine the estimated fair value of our investment, we use a discounted cash flow model using a three year time horizon. As of December 31, 2012, the discount rate used was 6%, which represents the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs.
The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the year ended December 31, 2012 (table in thousands):

	2012	2011
Balance, beginning of the period	$—	$—
Purchase of investment	32,745	—
Balance, end of period	$32,745	$—
We perform a fair value calculation of our strategic investments held at cost on a quarterly basis using the most currently available information as part of our impairment reviews. To determine the estimated fair value of private strategic investments held at cost we use a combination of several valuation techniques including discounted cash flow models, acquisition comparables and trading comparables. In addition, we evaluate the impact of pre- and post-money valuations of recent financing events and the impact of those on our fully diluted ownership percentages, and we consider any available information regarding the issuer’s historical and forecasted performance as well as market comparables and conditions. The fair value of these investments is considered in our review for impairment if any events and changes in circumstances occur that might have a significant adverse effect on their value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

Unrealized losses on investments at December 31, 2012 and 2011 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

December 31, 2012	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$188,010	$(740)	$11,930	$(227)	$199,940	$(967)
U.S. corporate debt securities	265,773	(509)	—	—	265,773	(509)
High yield corporate debt securities	21,394	(475)	598	(325)	21,992	(800)
Asset-backed securities	—	—	6	—	6	—
Municipal obligations	257,357	(506)	12,167	(34)	269,524	(540)
Auction rate securities	—	—	70,086	(3,365)	70,086	(3,365)
Foreign debt securities	178,382	(255)	2,000	—	180,382	(255)
Publicly traded equity securities	1,157	(731)	—	—	1,157	(731)
Total	$912,073	$(3,216)	$96,787	$(3,951)	$1,008,860	$(7,167)

December 31, 2011	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$618,510	$(1,434)	$2,107	$(54)	$620,617	$(1,488)
U.S. corporate debt securities	449,404	(2,573)	—	—	449,404	(2,573)
High yield corporate debt securities	131,112	(7,211)	840	(531)	131,952	(7,742)
Asset-backed securities	20,016	(24)	5	(1)	20,021	(25)
Municipal obligations	303,988	(566)	8,054	(31)	312,042	(597)
Auction rate securities	—	—	74,596	(8,304)	74,596	(8,304)
Foreign debt securities	372,531	(2,807)	—	—	372,531	(2,807)
Publicly traded equity securities	—	—	—	—	—	—
Total	$1,895,561	$(14,615)	$85,602	$(8,921)	$1,981,163	$(23,536)
For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2012 and 2011, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
In 2012, in connection with our acquisition of XtremIO, a realized gain of $31.6 million was recorded in other income (expense), net on the consolidated income statements for EMC's gain on the XtremIO strategic investment. In 2011, a realized gain of $56.0 million was recorded in other income (expense), net on the consolidated income statements for the sale of VMware’s investment in Terremark Worldwide, Inc.
Contractual Maturities
The contractual maturities of fixed income securities held at December 31, 2012 are as follows (table in thousands):

	December 31, 2012
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,404,872	$1,407,373
Due after 1 year through 5 years	4,222,054	4,251,311
Due after 5 years through 10 years	466,061	493,258
Due after 10 years	401,906	403,244
Total	$6,494,893	$6,555,186

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-term investments on the consolidated balance sheet include a $5.7 million variable rate note which has a contractual maturity in 2014, and is not classified within investments due within one year above.
G.  Inventories
Inventories consist of (table in thousands):

	December 31, 2012	December 31, 2011
Work-in-process	$605,534	$492,064
Finished goods	595,486	517,904
	$1,201,020	$1,009,968
H.  Accounts and Notes Receivable and Allowance for Credit Losses
Accounts and notes receivable are recorded at cost. The portion of our notes receivable due in one year or less are included in accounts and notes receivable and the long-term portion is included in other assets, net on the consolidated balance sheets. Lease receivables arise from sales-type leases of products. We typically sell, without recourse, the contractual right to the lease payment stream and assets under lease to third parties. For certain customers, we retain the lease.
The contractual amounts due under the leases we retained as of December 31, 2012 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$137,323
Due within two years	100,019
Due within three years	91,253
Thereafter	192
Total	328,787
Less amounts representing interest	(6,376)
Present value	322,411
Current portion (included in accounts and notes receivable)	135,399
Long-term portion (included in other assets, net)	$187,012
Subsequent to December 31, 2012, we sold $167.6 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of December 31, 2012, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the years ended December 31, 2012 and 2011 (table in thousands):

	December 31, 2012	December 31, 2011
Balance, beginning of the period	$24,247	$44,661
Recoveries	(15,357)	(31,531)
Provisions	7,887	11,117
Balance, end of the period	$16,777	$24,247

Gross lease receivables totaled $328.8 million and $335.5 million in 2012 and 2011, respectively, before the allowance. The components of these balances were individually evaluated for impairment.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.  Property, Plant and Equipment
Property, plant and equipment consist of (table in thousands):

	December 31, 2012	December 31, 2011
Furniture and fixtures	$197,429	$180,800
Equipment and software	5,345,314	4,680,118
Buildings and improvements	1,872,559	1,748,214
Land	120,654	117,513
Building construction in progress	196,891	146,650
	7,732,847	6,873,295
Accumulated depreciation	(4,588,299)	(4,040,146)
	$3,144,548	$2,833,149
Depreciation expense was $780.3 million, $727.9 million and $595.3 million in 2012, 2011 and 2010, respectively. Building construction in progress at December 31, 2012 includes $74.0 million for facilities not yet placed in service that we are holding for future use.
J.  Joint Ventures
We make investments in joint ventures. For each joint venture investment we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.
VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of December 31, 2012, we have contributed $676.1 million in funding and $13.9 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity. In January 2013, we funded VCE an additional $95.0 million.

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

Our portion of VCE’s gains and losses is recognized in other income (expense), net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63.2% for the years ended December 31, 2012 and 2011 and was 58.0% for the year ended December 31, 2010. As of December 31, 2012, we have recorded net accumulated losses from VCE of $498.2 million since inception, of which $244.9 million, $209.2 million and $43.0 million were recorded in 2012, 2011 and 2010, respectively.

We recognized $285.8 million and $133.9 million in revenue from sales of product and services to VCE during the years ended December 31, 2012 and 2011, respectively. We did not recognize any revenue related to VCE in 2010. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $44.3 million and $27.0 million as of December 31, 2012 and 2011, respectively, which is included in other current assets in the consolidated balance sheets.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LenovoEMC Joint Venture
On December 29, 2012, EMC and Lenovo formed a joint venture, LenovoEMC Limited, to provide NAS systems to small- and medium-sized businesses and distributed enterprise sites.  EMC has a 49% ownership percentage of the joint venture and we have elected to account for the investment using the fair value method of accounting. The fair value of our investment in the joint venture was $32.7 million as of December 31, 2012 and is included in other assets, net on the consolidated balance sheet.
K.  Accrued Expenses
Accrued expenses consist of (table in thousands):

	December 31, 2012	December 31, 2011
Salaries and benefits	$1,018,289	$961,587
Product warranties	277,862	254,554
Partner rebates	187,413	167,813
Restructuring, current (See Note Q)	75,567	61,541
Derivatives	40,279	50,963
Other	922,649	858,521
	$2,522,059	$2,354,979
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the years ended December 31, 2012, 2011 and 2010 (table in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of the period	$254,554	$236,131	$271,594
Provision	181,898	174,850	120,296
Amounts charged to the accrual	(158,590)	(156,427)	(155,759)
Balance, end of the period	$277,862	$254,554	$236,131
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

L.  Income Taxes
Our provision (benefit) for income taxes consists of (table in thousands):

	2012	2011	2010
Federal:
Current	$792,148	$488,031	$518,309
Deferred	(79,943)	14,333	4,170
	712,205	502,364	522,479
State:
Current	74,064	70,676	49,488
Deferred	(12,308)	(45,272)	(20,419)
	61,756	25,404	29,069
Foreign:
Current	168,959	101,101	120,287
Deferred	(25,322)	11,516	(33,538)
	143,637	112,617	86,749
Total provision for income taxes	$917,598	$640,385	$638,297

In 2012, 2011 and 2010, we were able to utilize net operating loss carryforwards and tax credit carryforwards to reduce the current portion of our tax provision by $58.8 million, $19.5 million and $46.9 million, respectively.

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, effect of tax law changes and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	1.3%	0.7%	1.0%
Resolution of uncertain tax positions	(0.5)%	(1.7)%	(0.6)%
Tax rate differential for international jurisdictions and other international related tax items	(13.6)%	(14.4)%	(12.2)%
U.S. tax credits	(0.2)%	(2.8)%	(3.3)%
Changes in valuation allowance	—%	—%	(0.6)%
International reorganization of acquired companies	0.3%	—%	3.2%
Permanent items	1.5%	2.5%	2.5%
Other	0.3%	0.4%	(0.5)%
	24.1%	19.7%	24.5%

Substantially all the tax rate differential for international jurisdictions was driven by earnings of our Irish subsidiaries.

In 2010, a reorganization of international operations was effected which included the transfer of certain assets of Isilon, Archer Technologies and Bus-Tech into the single EMC international holding company, which negatively impacted the rate by 3.2 percentage points.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our 2012 effective tax rate does not reflect our estimated 2012 federal tax credit for increasing research activities even though it will be reported on our 2012 federal income tax returns. Had the extension been enacted prior to January 1, 2013, our overall tax provision would have been approximately $66.5 million lower reducing our effective tax rate from 24.1% to 22.4%. We expect that our income tax provision for the first quarter of 2013 will include the estimated 2012 federal tax credit for increasing research activities as a discrete tax benefit which will reduce our effective tax rate for the quarter and to a lesser extent our annual effective tax rate for 2013.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the current and non-current deferred tax assets and liabilities are as follows (table in thousands):

	December 31, 2012		December 31, 2011
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$67,798	$—	$86,400	$—
Inventory	64,452	—	91,374	—
Accrued expenses	291,358	—	281,071	—
Deferred revenue	386,021	—	274,463	—
Equity	98,383	—	75,782	—
Credit carryforwards	4,860	—	8,363	—
Net operating losses	28,903	—	35,395	—
Total current	941,775	—	852,848	—
Property, plant and equipment, net	—	(286,061)	—	(246,377)
Intangible and other assets, net	—	(662,665)	—	(609,813)
Equity	143,784	—	238,184	—
Deferred revenue	71,509	—	—	(10,992)
Other non-current liabilities	—	(53,758)	—	(55,938)
Credit carryforward	63,275	—	64,569	—
Net operating losses	98,859	—	121,146	—
Other comprehensive loss	119,526	—	134,157	—
Total non-current	496,953	(1,002,484)	558,056	(923,120)
Gross deferred tax assets and liabilities	1,438,728	(1,002,484)	1,410,904	(923,120)
Valuation allowance	(4,350)	—	(5,293)	—
Total deferred tax assets and liabilities	$1,434,378	$(1,002,484)	$1,405,611	$(923,120)

At December 31, 2012 and 2011, net non-current state and foreign deferred tax assets of $65.0 million and $81.5 million, respectively, were included in other non-current assets on the balance sheet. We made minor classification revisions of certain amounts between deferred tax assets and liabilities in the 2011 deferred tax balances to conform with the 2012 presentation.

We have gross federal, state and foreign net operating loss carryforwards of $247.0 million, $349.9 million and $58.5 million, respectively, at December 31, 2012. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these net operating loss carryforwards will begin to expire in 2014 if not utilized, while others have an unlimited carryforward period.

We have federal and state credit carryforwards of $5.6 million and $62.5 million, respectively, at December 31, 2012. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these credit carryforwards will begin to expire in 2019 if unutilized, while others have an unlimited carryforward period.

The valuation allowance decreased from $5.3 million at December 31, 2011 to $4.4 million at December 31, 2012. The decrease was attributable to a certain subsidiary’s foreign tax credit carryforward. The valuation allowance at December 31, 2012 relates to foreign net operating loss carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $8.1 billion and $6.4 billion at December 31, 2012 and 2011, respectively, and consisted primarily of undistributed earnings permanently invested in these entities. The change in the basis difference in 2012 was mainly attributable to income earned in the current year. At December 31, 2012, our total cash, cash equivalents, and short-term and long-term investments were $11.4 billion. This balance includes approximately $4.6 billion held by VMware, of which $3.0 billion is held overseas, and $2.7 billion held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2012, 2011 and 2010 was $1.9 billion, $1.8 billion and $1.2 billion, respectively. Income before income taxes from domestic operations for 2012, 2011 and 2010 was $1.9 billion, $1.5 billion and $1.4 billion, respectively.

During the second quarter of 2012, we determined that since VMware's initial public offering in 2007, we incorrectly recorded deferred tax liabilities on the gains and losses associated with changes in the non-controlling interest. These deferred tax liabilities were recorded as a reduction to additional paid-in capital and therefore had no impact on our previously reported consolidated income statements. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $352.6 million in our December 31, 2011 consolidated balance sheet. These corrections did not impact our income tax provision in any current or prior period. See Note A.

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the three years ended December 31:

	2012	2011	2010
Unrecognized tax benefits, beginning of year	$196.8	$230.3	$197.1
Tax positions related to current year:
Additions	24.7	42.0	47.6
Reductions	(1.1)	(1.8)	—
Tax positions related to prior years:
Additions	64.4	14.0	23.7
Reductions	(3.9)	(71.0)	(20.2)
Settlements	(0.3)	(3.3)	(5.0)
Lapses in statutes of limitations	(10.7)	(13.4)	(12.9)
Unrecognized tax benefits, end of year	$269.9	$196.8	$230.3
As of December 31, 2012, 2011 and 2010, $255.1 million, $187.1 million and $217.3 million, respectively, of the unrecognized tax benefits, if recognized, would have been recorded as a reduction to income tax expense. The remainder would be an adjustment to shareholders’ equity.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is in the early stage for information gathering and it is not expected to be completed until or after 2014. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2003. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.
The $71.0 million reduction during 2011 for tax positions related to prior years is principally due to the resolution of certain transfer pricing matters, inclusive of the completion of audits in certain foreign jurisdictions and the completion of the 2007 and 2008 U.S. federal income tax audits.
We recognize interest expense and penalties related to income tax matters in income tax expense. For 2012, 2011 and 2010, $3.6 million, $1.2 million and $1.1 million, respectively, in interest expense was recognized. In addition to the unrecognized tax benefits noted above, the gross balance of the accrued interest and penalties were $35.0 million, $31.6 million and $30.5 million as of December 31, 2012, 2011 and 2010, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

M. Retirement Plan Benefits
401(k) Plan
EMC’s Information Infrastructure business has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. Our contributions amounted to $88.3 million, $73.2 million and $34.3 million in 2012, 2011 and 2010, respectively.
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
The Data General U.S. pension plan’s (the “Pension Plan”) investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2012, the Pension Plan held $0.5 million of our common stock.
The Pension Plan is summarized in the following tables. The other pension plans are not presented because they do not have a material impact on our consolidated financial position or results of operations.
The components of the change in benefit obligation of the Pension Plan is as follows (table in thousands):

	December 31, 2012	December 31, 2011
Benefit obligation, at beginning of year	$482,609	$427,213
Interest cost	21,440	22,663
Benefits paid	(16,598)	(15,493)
Actuarial loss	51,815	48,226
Benefit obligation, at end of year	$539,266	$482,609
The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plan is as follows (table in thousands):

	December 31, 2012	December 31, 2011
Fair value of plan assets, at beginning of year	$395,859	$379,617
Actual return on plan assets	51,442	31,735
Benefits paid	(16,598)	(15,493)
Fair value of plan assets, at end of year	$430,703	$395,859
We did not make any contributions to the Pension Plan in 2012 or 2011 and we do not expect to make a contribution to the Pension Plan in 2013. The under-funded status of the Pension Plan at December 31, 2012 and 2011 was $108.6 million and $86.8 million, respectively. This amount is classified as a component of other long-term liabilities on the consolidated balance sheets.

In 2012, $12.8 million of the accumulated actuarial loss and prior services cost associated with the Pension Plan were reclassified from accumulated comprehensive loss to a component of net periodic benefit cost. Additionally, the Pension Plan had net losses of $26.4 million included in accumulated other comprehensive loss, which was primarily the result of a decrease in the discount rate at the end of 2012. We expect that $14.1 million of the total balance included in accumulated other comprehensive loss at

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2012 will be recognized as a component of net periodic benefit costs in 2013. We do not expect to receive any refunds from the Pension Plan in 2013.
The components of net periodic expense (benefit) of the Pension Plan are as follows (table in thousands):

	2012	2011	2010
Interest cost	$21,440	$22,663	$22,685
Expected return on plan assets	(26,000)	(25,008)	(23,304)
Recognized actuarial loss	12,847	11,174	12,616
Net periodic expense (benefit)	$8,287	$8,829	$11,997
The weighted-average assumptions used in the Pension Plan to determine benefit obligations at December 31 are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Discount rate	3.7%	4.6%	5.4%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the Pension Plan to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Discount rate	4.6%	5.4%	6.0%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A
The benefit payments are expected to be paid in the following years (table in thousands):

2013	$21,610
2014	22,703
2015	24,005
2016	25,546
2017	27,139
2018-2021	155,275
Fair Value of Plan Assets
Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2012:
Common Collective Trusts – valued at the net asset value calculated by the fund manager based on the underlying investments. These are all classified within Level 2 of the valuation hierarchy. These include: EB Daily Valued Small Cap Stock Index Fund, EB Daily Valued Large Cap Growth Stock Index Fund, EB Daily Valued Large Cap Value Stock Index Fund, EB Daily Valued Stock Index Fund, EB Daily Valued International Stock Index Fund, EB Daily Valued Emerging Markets Index Fund, EB Long Term Government Bond Index Fund, EB Long Term Credit Bond Index and Collective Trust High Yield Fund.
Corporate Debt Securities – valued daily at the closing price reported in active U.S. financial markets and are classified within Level 2 of the valuation hierarchy.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, by level within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2012 and 2011 (tables in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$308,233	$—	$308,233
Mutual funds	—	—	—	—
U.S. treasury securities	2,275	—	—	2,275
Corporate debt securities	—	120,022	—	120,022
Total	$2,275	$428,255	$—	430,530
Plan payables, net of accrued interest and dividends				173
Total				$430,703
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$284,250	$—	$284,250
Mutual funds	—	2,666	—	2,666
U.S. treasury securities	2,979	—	—	2,979
Corporate debt securities	—	105,082	—	105,082
Total	$2,979	$391,998	$—	394,977
Plan payables, net of accrued interest and dividends				882
Total				$395,859

Dividends, accrued interest and net plan payables are not material to the plan assets. Accordingly, we have not classified these into the fair value hierarchy above at December 31, 2012 and 2011.
Concentration of Risks
Pension Plan investments at fair value as of December 31, 2012 and 2011 which represented 5% or more of the Pension Plan’s net assets were as follows:

	2012	2011
EB Daily Valued Small Cap Stock Index Fund	25,842	23,038
EB Daily Valued Stock Index Fund	85,834	82,060
EB Daily Valued International Stock Index Fund	25,850	21,938
EB Long Term Government Bond Index	45,732	44,058
EB Long Term Credit Bond Index	67,902	60,111
Corporate Debt Securities	124,519	105,082
	$375,679	$336,287
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

December 31, 2012
U.S. large capitalization equities	17%
U.S. small capitalization equities	4
International equities	4
U.S. long-duration fixed income	75
High yield fixed income	—
Total	100%
The actual allocation of the assets in the Pension Plan at December 31, 2012 and 2011were as follows:

	December 31, 2012	December 31, 2011
U.S. large capitalization equities	28%	29%
U.S. small capitalization equities	6	6
International equities	8	7
U.S. long-duration fixed income	55	55
High yield fixed income	3	3
Total	100%	100%
N.  Commitments and Contingencies
Operating Lease Commitments
We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in thousands):

	2012	2011	2010
Rent expense	$311,652	$308,561	$276,030
Sublease proceeds	(3,808)	(4,700)	(7,090)
Net rent expense	$307,844	$303,861	$268,940
Our future operating lease commitments as of December 31, 2012 are as follows (table in thousands):

2013	$284,521
2014	254,156
2015	193,902
2016	141,361
2017	106,379
Thereafter	695,360
Total minimum lease payments	$1,675,679

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds as of December 31, 2012 are as follows (table in thousands):

2013	$1,742
2014	1,530
2015	1,539
2016	1,276
2017	1,223
Thereafter	1,936
Total sublease proceeds	$9,246
Outstanding Purchase Orders
At December 31, 2012, we had outstanding purchase orders aggregating approximately $2.4 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.
Line of Credit
We have available for use a credit line of $50.0 million in the United States. As of December 31, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At December 31, 2012, we were in compliance with the covenants.
RSA Special Charge
In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66.3 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. As of June 30, 2012, we had substantially completed the remediation efforts and concluded that no additional material losses related to the remediation efforts were reasonably possible. Accordingly, we released the residual reserve against cost of sales during the second quarter of 2012.
Guarantees and Indemnification Obligations
EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $151.0 million as of December 31, 2012. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Based upon our historical experience and information known as of December 31, 2012, we believe our liability on the above guarantees and indemnities at December 31, 2012 is not material.
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
O.  Stockholders’ Equity
Net Income Per Share
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	2012	2011	2010
Numerator:
Net income attributable to EMC Corporation	$2,732,613	$2,461,337	$1,899,995
Incremental dilution from VMware	(9,977)	(14,082)	(9,267)
Net income – dilution attributable to EMC Corporation	$2,722,636	$2,447,255	$1,890,728
Denominator:
Weighted average shares, basic	2,093,372	2,055,536	2,055,959
Weighted average common stock equivalents	40,238	52,460	49,616
Assumed conversion of the 2013 Notes and associated warrants	72,029	121,117	42,356
Weighted average shares, diluted	2,205,639	2,229,113	2,147,931
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the year ended December 31, 2012. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted stock awards, restricted stock units and options to acquire 4.1 million, 13.3 million and 54.5 million shares of our common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchases of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the year ended December 31, 2012, we spent $700.0 million to repurchase 27.1 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 222.9 million shares at a total cost of $4.4 billion, leaving a remaining balance of 27.1 million shares authorized for future repurchases. We plan to spend up to $1.0 billion in 2013 on common stock repurchases. In February 2013, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), which is presented net of tax, consists of the following (table in thousands):

	December 31, 2012	December 31, 2011
Foreign currency translation adjustments	$(8,786)	$(10,780)
Unrealized losses on temporarily impaired investments, net of tax benefits of $(2,392) and $(8,492)	(4,775)	(15,044)
Unrealized gains on investments, net of taxes of $39,017 and $18,343	68,260	30,608
Unrealized losses on derivatives, net of tax benefits of $(67,248) and $(62,211)	(108,645)	(100,446)
Recognition of actuarial net loss from pension and other postretirement plans, net of tax benefits of $(87,288) and $(81,798)	(153,172)	(139,108)
	(207,118)	(234,770)
Less: accumulated other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(1,155)	(239)
	$(208,273)	$(235,009)
EMC Preferred Stock
Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.
P. Stock-Based Compensation
EMC Information Infrastructure Equity Plans
The EMC Corporation Amended and Restated 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than two years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum two-year vesting requirement. The 2003 Plan allows us to grant up to 360.0 million shares of common stock. We recognize restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A total of 922.4 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2012, there were an aggregate of 49.4 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.
We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.
EMC Information Infrastructure Employee Stock Purchase Plan
Under our Amended and Restated 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. A total of 153.0 million shares of common stock have been reserved for issuance under the 1989 Plan. The following table summarizes the 1989 Plan activity in the years ended December 31, 2012, 2011 and 2010 (table in thousands, except per share amounts):

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash Proceeds	$153,698	$141,023	$120,694
Common shares purchased	7,101	6,899	6,949
Weighted-average price per share	$21.65	$20.44	$17.37
EMC Information Infrastructure Stock Options
The following table summarizes our option activity under all equity plans since January 1, 2010 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2010	234,918	$18.31
Options granted relating to business acquisitions	12,595	5.57
Granted	3,286	20.07
Forfeited	(6,632)	14.36
Expired	(14,970)	70.59
Exercised	(56,781)	11.63
Outstanding, December 31, 2010	172,416	15.23
Options granted relating to business acquisitions	141	3.24
Granted	1,665	25.31
Forfeited	(4,159)	13.00
Expired	(13,866)	40.05
Exercised	(44,659)	11.91
Outstanding, December 31, 2011	111,538	13.69
Options granted relating to business acquisitions	2,330	1.54
Granted	861	26.80
Forfeited	(2,227)	13.75
Expired	(183)	14.19
Exercised	(34,870)	11.65
Outstanding, December 31, 2012	77,449	14.39
Exercisable, December 31, 2012	60,575	14.34
Vested and expected to vest, December 31, 2012	76,538	$14.41
At December 31, 2012, the weighted-average remaining contractual term was 4.0 years and the aggregate intrinsic value was $664.0 million for the 60.6 million exercisable shares. For the 76.5 million shares vested and expected to vest at December 31, 2012, the weighted-average remaining contractual term was 4.6 years and the aggregate intrinsic value was $835.1 million. The intrinsic value is based on our closing stock price of $25.30 as of December 31, 2012, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2012, 2011 and 2010 were $517.9 million, $619.2 million and $470.2 million, respectively. Cash proceeds from the exercise of

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock options were $406.6 million, $532.4 million and $660.0 million in 2012, 2011 and 2010, respectively. Income tax benefits realized from the exercise of stock options in 2012, 2011 and 2010 were $96.9 million, $126.7 million and $75.3 million, respectively.
EMC Information Infrastructure Restricted Stock and Restricted Stock Units
Our restricted stock awards and units are valued based on our stock price on the grant date. Our restricted stock awards and units have various vesting terms from the date of grant, including pro rated vesting over three or four years, cliff vesting at the end of three or five years with acceleration for achieving specified performance criteria and vesting on various dates contingent on achieving specified performance criteria. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.
The following table summarizes our restricted stock and restricted stock unit activity since January 1, 2010 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2010	37,363	$15.01
Granted	19,261	20.31
Vested	(11,062)	15.09
Forfeited	(2,185)	15.82
Outstanding, December 31, 2010	43,377	17.20
Granted	20,945	25.12
Vested	(14,832)	16.44
Forfeited	(3,959)	20.56
Outstanding, December 31, 2011	45,531	21.10
Granted	21,451	26.57
Vested	(16,035)	18.92
Forfeited	(3,740)	23.09
Restricted stock and restricted stock units at December 31, 2012	47,207	$24.39
The total intrinsic values of restricted stock and restricted stock units that vested in 2012, 2011 and 2010 were $421.1 million, $371.1 million and $203.7 million, respectively. As of December 31, 2012, restricted stock and restricted stock units representing 47.2 million shares were outstanding and unvested, with an aggregate intrinsic value of $1,194.3 million. These shares and units are scheduled to vest through 2017. Of the total shares of restricted stock and restricted stock units outstanding, 41.2 million shares and units will vest upon fulfilling service conditions, of which vesting for 9.2 million shares and units will accelerate upon achieving performance conditions. The remaining 6.0 million shares and units will vest only if certain performance conditions are achieved.
VMware Equity Plans
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20.0 million shares for total shares available for issuance of 100.0 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 2.1 million shares, which accordingly have been added to the 2007 Plan reserve. Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years and expire between six and seven years from the date of grant. Since 2009, VMware has not issued new stock options outside of those assumed in acquisitions. Most restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2012, there were an aggregate of 16.5 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Stock Repurchase Programs
The following table summarizes stock repurchase authorizations in the years ended December 31, 2012, 2011 and 2010 (amounts in table in thousands):

Month Authorized	Amount Authorized	Expiration Date
November 2012	$250,000	End of 2014
February 2012	600,000	End of 2013
February 2011	550,000	End of 2012
March 2010	400,000	End of 2011
Purchases under the February 2011 authorization were completed in the second quarter of 2012. Purchases under the March 2010 authorization were completed in the first quarter of 2011. From time to time, stock repurchases may be made pursuant to the November 2012 and February 2012 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements.
VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware's stock repurchase programs are retired.
The following table summarizes stock repurchase activity in the years ended December 31, 2012, 2011 and 2010 (table in thousands, except per share amounts):

	For the Year Ended December 31,
	2012	2011	2010
Aggregate purchase price	$467,534	$526,203	$338,527
Class A common shares repurchased	5,132	5,953	4,909
Weighted-average price per share	$91.10	$88.37	$68.96
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of December 31, 2012, the authorized amount remaining for repurchase was $467.9 million.
VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2012, 0.6 million shares of VMware Class A common stock were available for issuance pursuant to future grants under the ESPP.
The following table summarizes ESPP activity in the years ended December 31, 2012, 2011 and 2010 (table in thousands, except per share amounts):

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash proceeds	$69,372	$56,964	$45,162
Class A common shares purchased	897	816	1,510
Weighted-average price per share	$77.34	$69.81	$29.90
As of December 31, 2012, $37.2 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2013.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Stock Options
The following table summarizes activity since January 1, 2010 for VMware employees in VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2010	41,507	$28.34
Granted	3,362	57.60
Forfeited	(2,220)	30.78
Expired	(151)	83.86
Exercised	(15,574)	24.79
Outstanding, December 31, 2010	26,924	33.54
Granted	171	5.68
Forfeited	(1,011)	40.98
Expired	(112)	101.66
Exercised	(9,798)	28.64
Outstanding, December 31, 2011	16,174	35.27
Granted	1,201	4.67
Expired	(644)	42.07
Exercised	(6,598)	30.44
Outstanding, December 31, 2012	10,133	34.36
Exercisable, December 31, 2012	7,382	35.49
Vested and expected to vest	10,067	$34.23

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.

As of December 31, 2012, for the VMware stock options, the weighted-average remaining contractual term was 1.9 years and the aggregate intrinsic value was $439.5 million for the 7.4 million exercisable shares. For the 10.1 million options vested and expected to vest at December 31, 2012, the weighted-average remaining contractual term was 2.7 years and the aggregate intrinsic value was $609.6 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $94.14 as of December 31, 2012, which would have been received by the option holders had all in-the-money options been exercised as of that date.
Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2012, 2011 and 2010 were $183.8 million, $280.6 million and $386.1 million, respectively. The options exercised in 2012, 2011 and 2010 had a pre-tax intrinsic value of $443.3 million, $647.8 million and $678.8 million, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Restricted Stock
The following table summarizes restricted stock activity since January 1, 2010 (units in thousands):

	Number of Units	Weighted Average Grant Date Fair Value (per unit)
Restricted stock at January 1, 2010	9,211	$33.21
Granted	4,933	74.87
Vested	(3,688)	32.38
Forfeited	(704)	39.05
Outstanding, December 31, 2010	9,752	54.17
Granted	4,548	91.51
Vested	(3,853)	48.47
Forfeited	(907)	64.70
Outstanding, December 31, 2011	9,540	72.74
Granted	7,832	101.73
Vested	(3,751)	69.01
Forfeited	(1,451)	81.53
Outstanding, December 31, 2012	12,170	$91.93

The total fair value of VMware restricted stock including restricted stock and restricted stock units that vested in the years ended December 31, 2012, 2011 and 2010 was $346.9 million, $356.1 million and $258.0 million, respectively. As of December 31, 2012, restricted stock representing 12.2 million shares of VMware's Class A common stock were outstanding, with an aggregate intrinsic value of $1,145.7 million based on VMware’s closing price as of December 31, 2012. These awards are scheduled to vest through 2016.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation Expense
The following tables summarize the components of total stock-based compensation expense included in our consolidated income statements in 2012, 2011 and 2010 (in thousands):

	Year Ended December 31, 2012
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$22,399	$29,150	$51,549
Cost of services	20,968	52,950	73,918
Research and development	88,495	236,232	324,727
Selling, general and administrative	130,646	339,467	470,113
Stock-based compensation expense before income taxes	262,508	657,799	920,307
Income tax benefit	66,780	161,859	228,639
Total stock-based compensation, net of tax	$195,728	$495,940	$691,668
	Year Ended December 31, 2011
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$29,504	$31,194	$60,698
Cost of services	25,221	37,758	62,979
Research and development	106,556	192,699	299,255
Selling, general and administrative	164,760	248,479	413,239
Stock-based compensation expense before income taxes	326,041	510,130	836,171
Income tax benefit	73,293	119,850	193,143
Total stock-based compensation, net of tax	$252,748	$390,280	$643,028
	Year Ended December 31, 2010
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$29,586	$20,646	$50,232
Cost of services	29,493	28,928	58,421
Research and development	112,484	146,262	258,746
Selling, general and administrative	156,059	161,595	317,654
Stock-based compensation expense before income taxes	327,622	357,431	685,053
Income tax benefit	75,771	89,902	165,673
Total stock-based compensation, net of tax	$251,851	$267,529	$519,380
Stock-based compensation expense includes $51.5 million, $43.6 million and $34.9 million of expense associated with our employee stock purchase plans for 2012, 2011 and 2010, respectively.
The table below presents the net change in amounts capitalized or accrued in 2012 and 2011 for the following items (in thousands):

	Increased (decreased) during the year ended December 31, 2012	Increased (decreased) during the year ended December 31, 2011
Inventory	$203	$111
Accrued expenses (accrued warranty expenses)	(1,534)	(1,702)
Other assets	7,577	4,552

As of December 31, 2012, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $1,403.2 million. This non-cash expense will be recognized through 2017 with a weighted-average remaining period of 1.5 years.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of EMC Information Infrastructure Options
The fair value of each option granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	34.3%	33.3%	32.9%
Risk-free interest rate	0.8%	1.6%	1.8%
Expected term (in years)	5.2	4.9	4.8
Weighted-average fair value at grant date	$8.56	$8.00	$6.25
For all equity awards granted in 2012, 2011 and 2010, volatility was based on an analysis of historical stock prices and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. For all periods presented, EMC’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	35.8%	37.7%	38.0%
Risk-free interest rate	0.3%	1.0%	1.5%
Expected term (in years)	2.7	3.0	3.5
Weighted-average fair value at grant date	$80.45	$88.40	$18.05
	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	37.8%	34.9%	33.1%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$23.36	$23.69	$15.18

The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For all equity awards granted in 2012, 2011 and 2010, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. For all periods presented, VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Q.  Restructuring and Acquisition-Related Charges
In 2012, 2011 and 2010, we incurred restructuring and acquisition-related charges of $110.6 million, $97.3 million and $84.4 million, respectively. In 2012, we incurred $100.9 million of restructuring charges, primarily related to our current year restructuring programs and $9.7 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2011, we incurred $86.0 million of restructuring charges, of which $63.2 million primarily related to our 2011 restructuring programs and $11.3 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2010, we incurred $76.7 million of restructuring charges, of which $37.8 million primarily related to our 2010 restructuring program and $7.7 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.
During 2012, we implemented separate restructuring programs to create further operational efficiencies which will result in a workforce reduction of 1,163 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed within a year of the start of each program.
During 2011, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 787 positions and the vacation of certain facilities. These actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed by the end of 2012.
During 2010, we implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of approximately 400 positions. These actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed by the end of 2011.
During 2012, 2011 and 2010, we recognized $20.8 million, $26.1 million and $31.6 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2015. The remaining cash portion owed for these programs in 2013 is approximately $11.7 million, plus an additional $12.3 million over the period from 2014 and beyond.

The activity for the restructuring programs is presented below (tables in thousands):
Twelve Months Ended, December 31, 2012:

2012 Programs
Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of December 31, 2012
Workforce reductions	$—	$89,869	$(37,329)	$52,540
Consolidation of excess facilities and other contractual obligations	—	18,704	(10,717)	7,987
Total	$—	$108,573	$(48,046)	$60,527

Other Programs
Category	Balance as of December 31, 2011	Adjustments to the Provision	Utilization	Balance as of December 31, 2012
Workforce reductions	$49,863	$(9,755)	$(29,686)	$10,422
Consolidation of excess facilities and other contractual obligations	30,112	2,072	(11,744)	20,440
Total	$79,975	$(7,683)	$(41,430)	$30,862

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve Months Ended, December 31, 2011:

Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of December 31, 2011
Workforce reductions	$53,946	$59,962	$(64,045)	$49,863
Consolidation of excess facilities and other contractual obligations	27,818	26,057	(23,763)	30,112
Total	$81,764	$86,019	$(87,808)	$79,975

Twelve Months Ended December 31, 2010:

Category	Balance as of December 31, 2009	2010 Charges	Utilization	Balance as of December 31, 2010
Workforce reductions	$87,238	$45,055	$(78,347)	$53,946
Consolidation of excess facilities and other contractual obligations	18,522	31,607	(22,311)	27,818
Total	$105,760	$76,662	$(100,658)	$81,764
R. Related Party Transactions
In 2012, 2011 and 2010, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $4.8 million in each year. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999 and renewed in 2003 for a ten-year term. We are currently in the process of vacating the facility and do not intend to renew the lease upon its expiration.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the years ended 2012, 2011 and 2010 are as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2012
Revenues:
Product revenues	$10,362,787	$200,830	$412,279	$10,975,896	$2,084,627	$—	$13,060,523
Services revenues	5,226,588	439,351	476,466	6,142,405	2,510,974	—	8,653,379
Total consolidated revenues	15,589,375	640,181	888,745	17,118,301	4,595,601	—	21,713,902
Cost of sales	6,650,070	208,226	284,462	7,142,758	542,943	389,838	8,075,539
Gross profit	$8,939,305	$431,955	$604,283	9,975,543	4,052,658	(389,838)	13,638,363
Gross profit percentage	57.3%	67.5%	68.0%	58.3%	88.2%	—	62.8%
Research and development				1,445,379	776,347	337,886	2,559,612
Selling, general and administrative				4,564,470	1,799,370	640,447	7,004,287
Restructuring and acquisition-related charges				—	—	110,590	110,590
Total costs and expenses				6,009,849	2,575,717	1,088,923	9,674,489
Operating income				3,965,694	1,476,941	(1,478,761)	3,963,874
Other income (expense), net				(131,373)	27,580	(56,466)	(160,259)
Income before provision for income taxes				3,834,321	1,504,521	(1,535,227)	3,803,615
Income tax provision				1,003,338	260,365	(346,105)	917,598
Net income				2,830,983	1,244,156	(1,189,122)	2,886,017
Net income attributable to the non-controlling interest in VMware, Inc.				—	(254,858)	101,454	(153,404)
Net income attributable to EMC Corporation				$2,830,983	$989,298	$(1,087,668)	$2,732,613

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2011
Revenues:
Product revenues	$10,100,473	$209,337	$440,790	$10,750,600	$1,840,142	$—	$12,590,742
Services revenues	4,654,706	452,015	387,413	5,494,134	1,922,712	—	7,416,846
Total consolidated revenues	14,755,179	661,352	828,203	16,244,734	3,762,854	—	20,007,588
Cost of sales	6,428,687	236,613	357,669	7,022,969	533,329	282,348	7,838,646
Gross profit	$8,326,492	$424,739	$470,534	9,221,765	3,229,525	(282,348)	12,168,942
Gross profit percentage	56.4%	64.2%	56.8%	56.8%	85.8%	—	60.8%
Research and development				1,239,333	587,902	322,552	2,149,787
Selling, general and administrative				4,392,205	1,480,792	606,385	6,479,382
Restructuring and acquisition-related charges				—	—	97,334	97,334
Total costs and expenses				5,631,538	2,068,694	1,026,271	8,726,503
Operating income				3,590,227	1,160,831	(1,308,619)	3,442,439
Other income (expense), net				(148,924)	6,734	(50,979)	(193,169)
Income before provision for income taxes				3,441,303	1,167,565	(1,359,598)	3,249,270
Income tax provision				860,713	128,634	(348,962)	640,385
Net income				2,580,590	1,038,931	(1,010,636)	2,608,885
Net income attributable to the non-controlling interest in VMware, Inc.				—	(208,894)	61,346	(147,548)
Net income attributable to EMC Corporation				$2,580,590	$830,037	$(949,290)	$2,461,337

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2010
Revenues:
Product revenues	$8,838,038	$255,387	$400,151	$9,493,576	$1,399,281	$—	$10,892,857
Services revenues	3,904,072	437,512	329,233	4,670,817	1,451,452	—	6,122,269
Total consolidated revenues	12,742,110	692,899	729,384	14,164,393	2,850,733	—	17,015,126
Cost of sales	5,851,395	243,226	221,579	6,316,200	425,257	242,688	6,984,145
Gross profit	$6,890,715	$449,673	$507,805	7,848,193	2,425,476	(242,688)	10,030,981
Gross profit percentage	54.1%	64.9%	69.6%	55.4%	85.1%	—	59.0%
Research and development				1,122,835	477,799	287,381	1,888,015
Selling, general and administrative				3,737,081	1,160,768	477,456	5,375,305
Restructuring and acquisition-related charges				—	—	84,375	84,375
Total costs and expenses				4,859,916	1,638,567	849,212	7,347,695
Operating income				2,988,277	786,909	(1,091,900)	2,683,286
Other income (expense), net				48,214	(16,458)	(107,059)	(75,303)
Income before provision for income taxes				3,036,491	770,451	(1,198,959)	2,607,983
Income tax provision				742,736	128,233	(232,672)	638,297
Net income				2,293,755	642,218	(966,287)	1,969,686
Net income attributable to the non-controlling interest in VMware, Inc.				—	(124,728)	55,037	(69,691)
Net income attributable to EMC Corporation				$2,293,755	$517,490	$(911,250)	$1,899,995
Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	2012	2011	2010
United States	$11,510,216	$10,549,594	$9,152,363
Europe, Middle East and Africa	5,908,204	5,667,610	4,942,104
Asia Pacific and Japan	3,016,451	2,639,397	1,965,154
Latin America, Mexico and Canada	1,279,031	1,150,987	955,505
Total	$21,713,902	$20,007,588	$17,015,126
No country other than the United States accounted for 10% or more of revenues in 2012, 2011 or 2010.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $3,993.6 million at December 31, 2012 and $3,622.8 million at December 31, 2011. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $697.9 million at December 31, 2012 and $616.5 million at December 31, 2011. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at December 31, 2012 or 2011.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

T. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2012 and 2011 is as follows (tables in thousands, except per share amounts):

2012	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Revenues	$5,094,378	$5,311,393	$5,278,176	$6,029,955
Gross profit	3,113,217	3,347,393	3,287,539	3,890,214
Net income attributable to EMC Corporation	586,842	649,514	626,338	869,919
Net income per weighted average share, diluted: common shareholders	$0.27	$0.29	$0.28	$0.39

2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Revenues	$4,607,618	$4,845,338	$4,980,201	$5,574,431
Gross profit	2,699,051	2,880,287	3,066,265	3,523,339
Net income attributable to EMC Corporation	477,148	546,494	605,649	832,046
Net income per weighted average share, diluted: common shareholders	$0.21	$0.24	$0.27	$0.38
The second quarter of 2012 includes a benefit related to the release of the residual reserve for expansion of customer remediation programs resulting from a cyber attack on RSA of $18.1 million or $0.01 per diluted share, after tax. In addition, the second quarter of 2012 includes an after-tax charge related to a loss on interest rate swaps of $24.5 million or $0.01 per diluted share as well as an after-tax realized gain related to the gain on our XtremIO strategic investment of $31.6 million or $0.01 per diluted share in connection with our acquisition of XtremIO. The fourth quarter of 2012 includes special tax charges related to our tax-related reorganizations of $11.5 million or $0.01 per diluted share.
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
U. Subsequent Events
In January 2013, VMware announced a business plan to streamline its operations, subject to compliance with applicable legal obligations, to rationalize its portfolio and scale back investments in some areas of its business that it does not believe are directly related to its core growth opportunities. The total charge resulting from this plan will be approximately $70.0 million to $80.0 million. Additionally, VMware is planning an exit of certain lines of business and consolidation of facilities, which are expected to result in a charge in the range of $20.0 million to $30.0 million. The plan is expected to be completed by the end of 2013. Finalization of the plan will be subject to local information and consultation processes with employee representatives if required by law. The total charge resulting from this plan is expected to be between $90.0 million and $110.0 million, with total cash expenditures associated with the plan expected to be in the range of $80.0 million to $90.0 million.

In January 2013, EMC announced a restructuring plan which consists of a reduction in force which will be substantially completed by the end of the first quarter of 2013 and fully completed by the end of 2013. The total charge resulting from this plan is expected to be approximately $80.0 million, with total cash payments associated with the plan expected to be approximately $75.0 million.

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
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting on page 49 is incorporated herein by reference.
Report of the Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on page 50 is incorporated herein by reference.
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
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III
STOCK PRICE PERFORMANCE GRAPH

INVESTMENT
$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
YEAR
EMC
S&P 500 Index
S&P 500 Information Technology Sector Index

	2007	2008	2009	2010	2011	2012
EMC	$100.00	$56.50	$94.28	$123.58	$116.24	$136.54
S&P 500 Index	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
S&P 500 Information Technology Sector Index	$100.00	$56.32	$90.06	$98.28	$99.59	$112.68
Source: Returns were generated from Thomson ONE

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file with the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2012. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Proposal 1 Election of Directors,” “Board Independence and Committees,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
The information required by this item is incorporated herein by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

See Index to Exhibits on page 109 of this report.
The exhibits are filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2013.

EMC CORPORATION

By:	/s/ Joseph M. Tucci
Joseph M. Tucci
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 27, 2013.

Signatures	Title

/s/ Joseph M. Tucci	Chairman and Chief Executive Officer
Joseph M. Tucci	(Principal Executive Officer)

/s/ David I. Goulden	President, Chief Operating Officer and Chief Financial Officer
David I. Goulden	(Principal Financial Officer)

/s/ Denis Cashman	Chief Accounting Officer and Chief Operating Officer, Finance
Denis Cashman	(Principal Accounting Officer)

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Randolph L. Cowen	Director
Randolph L. Cowen

/s/ Gail Deegan	Director
Gail Deegan

/s/ James S. DiStasio	Director
James S. DiStasio

/s/ John R. Egan	Director
John R. Egan

/s/ Edmund F. Kelly	Director
Edmund F. Kelly

/s/ Judith A. Miscik	Director
Judith A. Miscik

/s/ Windle B. Priem	Director
Windle B. Priem

/s/ Paul Sagan	Director
Paul Sagan

/s/ David N. Strohm	Director
David N. Strohm

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation.(1)
3.2	Amended and Restated Bylaws of EMC Corporation.(2)
4.1	Form of Stock Certificate.(3)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006.(14)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006.(14)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended.(4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended.(5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended.(4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010.(12)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of May 4, 2011.(13)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of January 1, 2011.(18)
10.7*	EMC Corporation Executive Incentive Bonus Plan.(6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement.(3)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan.(7)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement.(3)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement.(3)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement.(3)
10.14*	Form of Amended and Restated Indemnification Agreement.(3)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated as of August 5, 2009.(11)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007.(8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008.(1)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009.(9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009.(10)
10.20*	Amendment No. 4 to Employment Arrangement with Joseph M. Tucci dated January 20, 2012.(15)
10.21*	Amendment No. 5 to Employment Arrangement with Joseph M. Tucci dated September 5, 2012.(16)
10.22*	Letter Agreement with William F. Scannell dated July 16, 2012.(17)
10.23	Silver Tail Systems, Inc. Amended and Restated 2008 Stock Plan. (filed herewith)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
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

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 5, 2011 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(7)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).

(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).

(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).

(11)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 26, 2010 (No. 1-9853).

(12)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 7, 2010 (No. 1-9853).

(13)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 24, 2011 (No. 1-9853).

(14)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).

(15)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 24, 2012 (No. 1-9853).

(16)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed September 6, 2012 (No. 1-9853).

(17)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 2, 2012 (No. 1-9853).

(18)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 24, 2012 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Description
Year ended December 31, 2012 allowance for doubtful accounts	$64,654	$39,312	$—	$(31,651)	$72,315
Year ended December 31, 2011 allowance for doubtful accounts	60,535	20,255	—	(16,136)	64,654
Year ended December 31, 2010 allowance for doubtful accounts	51,114	18,965	—	(9,544)	60,535
Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Charged to Other Accounts	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2012 allowance for sales returns	$132,883	$16,748	$—	$(63,832)	$85,799
Year ended December 31, 2011 allowance for sales returns	157,830	18,861	—	(43,808)	132,883
Year ended December 31, 2010 allowance for sales returns	129,205	47,229	—	(18,604)	157,830

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged (credited) to Other Accounts*	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Description
Year ended December 31, 2012 income tax valuation allowance	$5,293	$—	$—	$(943)	$4,350
Year ended December 31, 2011 income tax valuation allowance	4,350	943	—	—	5,293
Year ended December 31, 2010 income tax valuation allowance	21,815	—	(662)	(16,803)	4,350
* Amount represents valuation allowances recognized in connection with business combinations and equity.

S-1