Form 10-Q
period 2013-03-31
EMC CORP
filed 2013-05-03
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2013 was 2,100,840,084.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,304,305	$4,714,156
Short-term investments	1,223,463	1,421,710
Accounts and notes receivable, less allowance for doubtful accounts of $63,233 and $68,465	2,784,197	3,433,389
Inventories	1,180,011	1,201,020
Deferred income taxes	978,002	941,775
Other current assets	579,030	465,305
Total current assets	12,049,008	12,177,355
Long-term investments	5,480,292	5,259,862
Property, plant and equipment, net	3,170,167	3,144,548
Intangible assets, net	1,937,525	2,035,340
Goodwill	13,993,912	13,839,700
Other assets, net	1,603,353	1,611,880
Total assets	$38,234,257	$38,068,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$939,295	$1,040,664
Accrued expenses	2,397,825	2,522,059
Income taxes payable	59,167	514,302
Convertible debt (See Note 4)	1,653,394	1,652,442
Deferred revenue	4,905,977	4,574,529
Total current liabilities	9,955,658	10,303,996
Income taxes payable	306,424	293,105
Deferred revenue	3,201,093	2,976,328
Deferred income taxes	548,970	574,846
Other liabilities	341,531	338,915
Total liabilities	14,353,676	14,487,190
Convertible debt (See Note 4)	41,615	57,704
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25,000 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000,000 shares; issued and outstanding 2,100,840 and 2,106,959 shares	21,009	21,070
Additional paid-in capital	3,448,386	3,691,112
Retained earnings	19,433,284	18,853,234
Accumulated other comprehensive loss, net	(241,971)	(208,273)
Total EMC Corporation’s shareholders’ equity	22,660,708	22,357,143
Non-controlling interest in VMware, Inc.	1,178,258	1,166,648
Total shareholders’ equity	23,838,966	23,523,791
Total liabilities and shareholders’ equity	$38,234,257	$38,068,685
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Product sales	$3,111,936	$3,068,857
Services	2,275,447	2,025,521
	5,387,383	5,094,378
Costs and expenses:
Cost of product sales	1,355,985	1,301,550
Cost of services	733,573	679,611
Research and development	675,564	587,817
Selling, general and administrative	1,713,954	1,650,197
Restructuring and acquisition-related charges	147,724	25,893
Operating income	760,583	849,310
Non-operating income (expense):
Investment income	33,163	29,452
Interest expense	(20,854)	(18,183)
Other income (expense), net	(81,878)	(43,690)
Total non-operating income (expense)	(69,569)	(32,421)
Income before provision for income taxes	691,014	816,889
Income tax provision	76,060	190,910
Net income	614,954	625,979
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(34,904)	(39,137)
Net income attributable to EMC Corporation	$580,050	$586,842
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.28	$0.28
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.26	$0.27
Weighted average shares, basic	2,102,368	2,067,828
Weighted average shares, diluted	2,189,410	2,201,933
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$614,954	$625,979
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(31,205)	14,986
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $1,451 and $15,718	719	26,488
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(2,104) and $(1,024)	(3,761)	(1,529)
Net change in market value of investments	(3,042)	24,959
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $1,091 and $5,918	5,866	10,001
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $(768) and $5	(5,374)	33
Net change in the market value of derivatives	492	10,034
Other comprehensive income (loss)	(33,755)	49,979
Comprehensive income	581,199	675,958
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(34,904)	(39,137)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	57	(662)
Comprehensive income attributable to EMC Corporation	$546,352	$636,159
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Cash received from customers	$6,615,763	$6,023,588
Cash paid to suppliers and employees	(4,404,823)	(4,114,849)
Dividends and interest received	39,080	18,483
Interest paid	(1,149)	(1,342)
Income taxes paid	(536,075)	(237,692)
Net cash provided by operating activities	1,712,796	1,688,188
Cash flows from investing activities:
Additions to property, plant and equipment	(165,356)	(153,631)
Capitalized software development costs	(105,792)	(105,848)
Purchases of short- and long-term available-for-sale securities	(1,819,390)	(1,585,822)
Sales of short- and long-term available-for-sale securities	1,414,234	1,439,393
Maturities of short- and long-term available-for-sale securities	387,525	273,982
Business acquisitions, net of cash acquired	(184,040)	(102,105)
Purchases of strategic and other related investments	(35,203)	(3,864)
Sales of strategic and other related investments	—	16,950
Joint venture funding	(94,737)	—
Net cash used in investing activities	(602,759)	(220,945)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	42,371	180,189
Proceeds from the issuance of VMware’s common stock	67,889	111,041
EMC repurchase of EMC’s common stock	(323,458)	—
EMC purchase of VMware’s common stock	(124,579)	(39,993)
VMware repurchase of VMware’s common stock	(181,961)	—
Excess tax benefits from stock-based compensation	33,048	106,024
Proceeds (payments) of short- and long-term obligations, net	(5,658)	2,387
Payment of convertible debt	—	(1,699,816)
Net cash used in financing activities	(492,348)	(1,340,168)
Effect of exchange rate changes on cash and cash equivalents	(27,540)	11,050
Net increase (decrease) in cash and cash equivalents	590,149	138,125
Cash and cash equivalents at beginning of period	4,714,156	4,491,604
Cash and cash equivalents at end of period	$5,304,305	$4,629,729
Reconciliation of net income to net cash provided by operating activities:
Net income	$614,954	$625,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391,191	367,453
Non-cash interest expense on convertible debt	12,245	9,323
Non-cash restructuring and other special charges	6,662	4,477
Stock-based compensation expense	235,952	200,572
Provision for (recovery of) doubtful accounts	(7,913)	9,472
Deferred income taxes, net	(61,662)	(52,320)
Excess tax benefits from stock-based compensation	(33,048)	(106,024)
Other, net	5,844	(8,987)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	653,858	299,977
Inventories	(46,022)	(96,249)
Other assets	52,764	(19,580)
Accounts payable	(109,913)	(28,686)
Accrued expenses	(194,527)	(151,721)
Income taxes payable	(392,640)	5,538
Deferred revenue	582,435	619,761
Other liabilities	2,616	9,203
Net cash provided by operating activities	$1,712,796	$1,688,188
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended March 31, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,106,959	$21,070	$3,691,112	$18,853,234	$(208,273)	$1,166,648	$23,523,791
Stock issued through stock option and stock purchase plans	3,354	34	42,337	—	—	—	42,371
Tax benefit from stock options exercised	—	—	44,958	—	—	—	44,958
Restricted stock grants, cancellations and withholdings, net	3,175	31	(38,506)	—	—	—	(38,475)
Repurchase of common stock	(12,648)	(126)	(307,890)	—	—	—	(308,016)
EMC purchase of VMware stock	—	—	(95,416)	—	—	(19,458)	(114,874)
Stock options issued in business acquisitions	—	—	(460)	—	—	—	(460)
Stock-based compensation	—	—	228,373	—	—	—	228,373
Impact from equity transactions of VMware, Inc.	—	—	(131,976)	—	—	(3,779)	(135,755)
Change in market value of investments	—	—	—	—	(3,105)	63	(3,042)
Change in market value of derivatives	—	—	—	—	612	(120)	492
Translation adjustment	—	—	—	—	(31,205)	—	(31,205)
Convertible debt conversions and warrant settlement	—	—	(235)	—	—	—	(235)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	16,089	—	—	—	16,089
Net income	—	—	—	580,050	—	34,904	614,954
Balance, March 31, 2013	2,100,840	$21,009	$3,448,386	$19,433,284	$(241,971)	$1,178,258	$23,838,966
For the three months ended March 31, 2012:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2012	2,048,890	$20,489	$3,405,513	$16,120,621	$(235,009)	$968,089	$20,279,703
Stock issued through stock option and stock purchase plans	15,145	152	180,037	—	—	—	180,189
Tax benefit from stock options exercised	—	—	143,182	—	—	—	143,182
Restricted stock grants, cancellations and withholdings, net	3,330	33	(47,708)	—	—	—	(47,675)
EMC purchase of VMware stock	—	—	(34,485)	—	—	(5,508)	(39,993)
Stock-based compensation	—	—	203,043	—	—	—	203,043
Impact from equity transactions of VMware, Inc.	—	—	18,991	—	—	77,605	96,596
Change in market value of investments	—	—	—	—	24,464	495	24,959
Change in market value of derivatives	—	—	—	—	9,867	167	10,034
Translation adjustment	—	—	—	—	14,986	—	14,986
Convertible debt conversions and warrant settlement	32,345	323	(1,025)	—	—	—	(702)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	15,679	—	—	—	15,679
Net income	—	—	—	586,842	—	39,137	625,979
Balance, March 31, 2012	2,099,710	$20,997	$3,883,227	$16,707,463	$(185,692)	$1,079,985	$21,505,980
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
EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume IT resources. VMware’s virtualization infrastructure solutions, which include a suite of products designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2013 and 2012.
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
Reclassifications and Adjustments
Certain prior year amounts have been reclassified to conform with the current year's presentation.
As discussed in Note A to the consolidated financial statements on Form 10-K for the year ended December 31, 2012, we have reflected the correction of an immaterial prior period accounting error identified in the second quarter of 2012 in the statement of shareholders' equity for the three months ended March 31, 2012. The error resulted in an overstatement of our deferred tax liability and an understatement of our additional paid-in capital of $370.6 million at March 31, 2012 which have been revised in these financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The adoption of this new accounting guidance in the first quarter of 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The adoption of this new accounting guidance in the first quarter of 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2013, the FASB issued guidance that requires a parent company to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This new guidance is effective beginning after December 15, 2013.  We do not anticipate that the adoption of this new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

2.  Non-controlling Interest in VMware, Inc.
The non-controlling interests’ share of equity in VMware is reflected as Non-controlling interest in VMware, Inc. in the accompanying consolidated balance sheets and was $1,178.3 million and $1,166.6 million as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net income attributable to EMC Corporation	$580,050	$586,842
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	35,777	61,261
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(167,753)	(42,270)
Net transfers (to) from non-controlling interest	(131,976)	18,991
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$448,074	$605,833
3.  Business Combinations, Intangibles and Goodwill

During the three months ended March 31, 2013, VMware acquired a provider of software that optimizes storage performance and utilization in virtual environments. The consideration for this acquisition was $184.5 million, net of cash acquired. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date.

The allocation to goodwill, intangibles and net liabilities was approximately $162.3 million, $32.4 million and $10.2 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of this acquisition have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired company were not material to our consolidated results of operations for the three months ended March 31, 2013 or 2012.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets, excluding goodwill, as of March 31, 2013 and December 31, 2012 consist of (tables in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,234,505	$(1,262,348)	$972,157
Patents	225,146	(90,673)	134,473
Software licenses	96,695	(88,542)	8,153
Trademarks and tradenames	172,821	(105,622)	67,199
Customer relationships and customer lists	1,367,327	(756,562)	610,765
In-process research and development	8,600	—	8,600
Leasehold interest	144,811	(7,910)	136,901
Other	25,972	(26,695)	(723)
Total intangible assets, excluding goodwill	$4,275,877	$(2,338,352)	$1,937,525

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,233,293	$(1,207,373)	$1,025,920
Patents	225,146	(86,954)	138,192
Software licenses	96,218	(87,999)	8,219
Trademarks and tradenames	172,821	(101,399)	71,422
Customer relationships and customer lists	1,377,465	(723,403)	654,062
Leasehold interest	144,811	(6,843)	137,968
Other	25,972	(26,415)	(443)
Total intangible assets, excluding goodwill	$4,275,726	$(2,240,386)	$2,035,340

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the three months ended March 31, 2013 and the year ended December 31, 2012 consist of (tables in thousands):

	Three Months Ended March 31, 2013
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,441,351	$1,484,220	$2,022,406	$2,891,723	$13,839,700
Goodwill resulting from acquisitions	—	—	—	162,334	162,334
Finalization of purchase price allocations	270	6	(1,003)	(7,395)	(8,122)
Balance, end of the period	$7,441,621	$1,484,226	$2,021,403	$3,046,662	$13,993,912

	Year Ended December 31, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,033,965	$1,469,216	$1,849,116	$1,802,673	$12,154,970
Goodwill resulting from acquisitions	437,868	15,097	179,389	1,091,673	1,724,027
Tax deduction from exercise of stock options	(7)	(93)	—	—	(100)
Finalization of purchase price allocations	(1,281)	—	(6,099)	(2,623)	(10,003)
Goodwill derecognized in divestiture of business	(29,194)	—	—	—	(29,194)
Balance, end of the year	$7,441,351	$1,484,220	$2,022,406	$2,891,723	$13,839,700

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

At March 31, 2013, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes continue to be convertible at the option of the holder through June 30, 2013. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified to the mezzanine from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes were classified as a current liability. Contingencies continue to exist regarding the holders’ ability to convert the 2013 Notes in future quarters. The determination of whether the 2013 Notes are convertible will be performed on a quarterly basis. Consequently, the 2013 Notes might not be convertible in future quarters. Approximately $30.0 million of the 2013 Notes have been converted as of March 31, 2013.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of March 31, 2013 was $1,695.0 million and the fair value was $2,534.0 million. The carrying amount of the equity component of the 2013 Notes was $283.5 million at March 31, 2013. As of March 31, 2013, the unamortized discount on the 2013 Notes consists of $41.6 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the three months ended March 31, 2013 and 2012.

The following table represents the key components of our interest expense on convertible debt (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Contractual interest expense on the coupon	$7,460	$7,523
Amortization of the discount component recognized as interest expense	15,578	14,700
Total interest expense on the convertible debt	$23,038	$22,223

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

In July 2012, we settled the interest rate swap contracts and did not replace them. Losses on the interest rate swap contracts at the time of settlement of $45.5 million were deferred as they are expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements. At March 31, 2013, we had $176.5 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income.

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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At March 31, 2013, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At March 31, 2013 and December 31, 2012, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at March 31, 2013 and December 31, 2012 (tables in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,077,989	$8,548	$(1,451)	$2,085,086
U.S. corporate debt securities	1,512,318	8,924	(436)	1,520,806
High yield corporate debt securities	496,222	33,603	(766)	529,059
Asset-backed securities	3,731	3	(4)	3,730
Municipal obligations	966,539	4,799	(45)	971,293
Auction rate securities	72,076	—	(3,829)	68,247
Foreign debt securities	1,408,091	8,092	(720)	1,415,463
Total fixed income securities	6,536,966	63,969	(7,251)	6,593,684
Publicly traded equity securities	70,374	40,313	(616)	110,071
Total	$6,607,340	$104,282	$(7,867)	$6,703,755
We held approximately $1.4 billion in foreign debt securities at March 31, 2013. These securities have an average credit rating of A+, and approximately 5% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal, Spain or Cyprus. Additionally, we have an immaterial amount of exposure to French agencies and financial institutions.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,190,957	$10,225	$(967)	$2,200,215
U.S. corporate debt securities	1,480,026	10,189	(509)	1,489,706
High yield corporate debt securities	485,799	34,223	(800)	519,222
Asset-backed securities	2,115	3	—	2,118
Municipal obligations	1,032,320	3,007	(540)	1,034,787
Auction rate securities	73,545	—	(3,365)	70,180
Foreign debt securities	1,270,035	9,082	(255)	1,278,862
Total fixed income securities	6,534,797	66,729	(6,436)	6,595,090
Publicly traded equity securities	46,665	40,548	(731)	86,482
Total	$6,581,462	$107,277	$(7,167)	$6,681,572

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,622,174	$—	$—	$1,622,174
Cash equivalents	3,225,860	456,271	—	3,682,131
U.S. government and agency obligations	1,137,609	947,477	—	2,085,086
U.S. corporate debt securities	—	1,520,806	—	1,520,806
High yield corporate debt securities	—	529,059	—	529,059
Asset-backed securities	—	3,730	—	3,730
Municipal obligations	—	971,293	—	971,293
Auction rate securities	—	—	68,247	68,247
Foreign debt securities	—	1,415,463	—	1,415,463
Publicly traded equity securities	110,071	—	—	110,071
Total cash and investments	$6,095,714	$5,844,099	$68,247	$12,008,060
Other items:
Strategic investments held at cost	$—	$—	$325,437	$325,437
Investment in joint venture	—	—	33,226	33,226
Convertible debt	—	(2,534,038)	—	(2,534,038)
Foreign exchange derivative assets	—	22,261	—	22,261
Foreign exchange derivative liabilities	—	(40,403)	—	(40,403)
Commodity derivative assets	—	75	—	75

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$1,493,843	$—	$—	$1,493,843
Cash equivalents	2,898,183	362,034	—	3,260,217
U.S. government and agency obligations	1,324,919	871,290	—	2,196,209
U.S. corporate debt securities	—	1,480,450	—	1,480,450
High yield corporate debt securities	—	510,412	—	510,412
Asset-backed securities	—	2,117	—	2,117
Municipal obligations	—	1,022,889	—	1,022,889
Auction rate securities	—	—	70,086	70,086
Foreign debt securities	—	1,273,023	—	1,273,023
Publicly traded equity securities	86,482	—	—	86,482
Total cash and investments	$5,803,427	$5,522,215	$70,086	$11,395,728
Other items:
Strategic investments held at cost	$—	$—	$351,855	$351,855
Investment in joint venture	—	—	32,745	32,745
Convertible debt	—	(2,665,690)	—	(2,665,690)
Foreign exchange derivative assets	—	30,189	—	30,189
Foreign exchange derivative liabilities	—	(34,590)	—	(34,590)
Commodity derivative assets	—	(588)	—	(588)

Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $16.0 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.
To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of March 31, 2013, the coupon rates used ranged from 0% to 5% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at March 31, 2013. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at March 31, 2013 and December 31, 2012 due to the narrowing of credit spreads on AA-rated banks during 2012.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three months ended March 31, 2013 and 2012 (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Balance, beginning of the period	$70,180	$74,687
Calls at par value	(580)	(219)
Other-than-temporary impairment loss	(889)	—
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	(464)	4,026
Balance, end of the period	$68,247	$78,494

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the three months ended March 31, 2013 and 2012 (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Balance, beginning of the period	$32,745	$—
Realized gain included in other income (expense)	481	—
Balance, end of period	$33,226	$—
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

Investment Losses

Unrealized losses on investments at March 31, 2013 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$254,486	$(1,235)	$9,295	$(216)	$263,781	$(1,451)
U.S. corporate debt securities	273,100	(436)	—	—	273,100	(436)
High yield corporate debt securities	43,943	(673)	164	(93)	44,107	(766)
Asset-backed securities	2,666	(4)	6	—	2,672	(4)
Municipal obligations	24,624	(33)	9,587	(12)	34,211	(45)
Auction rate securities	—	—	68,247	(3,829)	68,247	(3,829)
Foreign debt securities	298,632	(720)	—	—	298,632	(720)
Publicly traded equity securities	1,315	(616)	—	—	1,315	(616)
Total	$898,766	$(3,717)	$87,299	$(4,150)	$986,065	$(7,867)
For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2013, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual Maturities
The contractual maturities of fixed income securities held at March 31, 2013 are as follows (table in thousands):

	March 31, 2013
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,220,229	$1,223,463
Due after 1 year through 5 years	4,423,210	4,450,632
Due after 5 years through 10 years	484,206	511,333
Due after 10 years	409,321	408,256
Total	$6,536,966	$6,593,684

6.  Inventories
Inventories consist of (table in thousands):

	March 31, 2013	December 31, 2012
Work-in-process	$612,423	$605,534
Finished goods	567,588	595,486
	$1,180,011	$1,201,020
7.  Accounts and Notes Receivable and Allowance for Credit Losses
Accounts and notes receivable are recorded at cost. The portion of our notes receivable due in one year or less are included in accounts and notes receivable and the long-term portion is included in other assets, net on the consolidated balance sheets. Lease receivables arise from sales-type leases of products. We typically sell, without recourse, the contractual right to the lease payment stream and assets under lease to third parties. For certain customers, we retain the lease.
The contractual amounts due under the leases we retained as of March 31, 2013 were as follows (table in thousands):

Year	Contractual Amounts Due Under Leases
Due within one year	$91,116
Due within two years	64,952
Due within three years	55,644
Thereafter	682
Total	212,394
Less amounts representing interest	(6,681)
Present value	205,713
Current portion (included in accounts and notes receivable)	89,050
Long-term portion (included in other assets, net)	$116,663
Subsequent to March 31, 2013, we sold $35.7 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of March 31, 2013, amounts from lease receivables past due for more than 90 days were not significant.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the activity of our allowance for credit losses related to lease receivables for the three months ended March 31, 2013 and 2012 (table in thousands):

	March 31, 2013	March 31, 2012
Balance, beginning of the period	$16,777	$24,247
Recoveries	(5,404)	(11,758)
Provisions	5,885	8,559
Balance, end of the period	$17,258	$21,048

Gross lease receivables totaled $212.4 million and $328.8 million as of March 31, 2013 and December 31, 2012, respectively, before the allowance. The components of these balances were individually evaluated for impairment.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in thousands):

	March 31, 2013	December 31, 2012
Furniture and fixtures	$203,983	$197,429
Equipment and software	5,442,443	5,345,314
Buildings and improvements	1,898,946	1,872,559
Land	120,656	120,654
Building construction in progress	232,892	196,891
	7,898,920	7,732,847
Accumulated depreciation	(4,728,753)	(4,588,299)
	$3,170,167	$3,144,548
Building construction in progress at March 31, 2013 includes $73.6 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
We make investments in joint ventures. For each joint venture investment we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.
VCE Company LLC

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of March 31, 2013, we have contributed $780.8 million in funding and $14.5 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other income (expense), net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63.2% for the three months ended March 31, 2013 and 2012. As of March 31, 2013, we have recorded net accumulated losses from VCE of $566.9

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million since inception, of which $68.7 million and $55.5 million were recorded in the three months ended March 31, 2013 and 2012, respectively.

We recognized $74.1 million and $70.3 million in revenue from sales of product and services to VCE during the three months ended March 31, 2013 and 2012, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we had a receivable from VCE related to the administrative services agreement of $40.7 million and $44.3 million as of March 31, 2013 and December 31, 2012, respectively, included in other current assets in the consolidated balance sheets.
LenovoEMC Joint Venture
In the fourth quarter of 2012, EMC and Lenovo formed a joint venture, LenovoEMC Limited, to provide NAS systems to small- and medium-sized businesses and distributed enterprise sites. EMC has a 49% ownership percentage of the joint venture and we have elected to account for the investment using the fair value method of accounting. The fair value of our investment in the joint venture was $33.2 million as of March 31, 2013 and is included in other assets, net on the consolidated balance sheet.

10.  Accrued Expenses
Accrued expenses consist of (table in thousands):

	March 31, 2013	December 31, 2012
Salaries and benefits	$876,798	$1,018,289
Product warranties	282,573	277,862
Partner rebates	156,707	187,413
Restructuring, current (See Note 13)	130,281	75,567
Derivatives	41,812	40,279
Other	909,654	922,649
	$2,397,825	$2,522,059
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three months ended March 31, 2013 and 2012 (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Balance, beginning of the period	$277,862	$254,554
Provision	44,628	48,253
Amounts charged to the accrual	(39,917)	(39,626)
Balance, end of the period	$282,573	$263,181
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Income Taxes

Our effective income tax rates were 11.0% and 23.4% for the three months ended March 31, 2013 and 2012, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and the federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before the provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the three months ended March 31, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the three months ended March 31, 2013, which reduced our effective tax rate for the quarter. For the three months ended March 31, 2012, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions.

Our effective income tax rate decreased in the three months ended March 31, 2013 from the three months ended March 31, 2012 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities which reduced our effective income tax rate by approximately 10.9% for the three months ended March 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is in the early stage for information gathering and it is not expected to be completed until 2015. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2003. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.
12.  Stockholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income attributable to EMC Corporation	$580,050	$586,842
Incremental dilution from VMware	(1,485)	(2,891)
Net income – dilution attributable to EMC Corporation	$578,565	$583,951
Denominator:
Weighted average shares, basic	2,102,368	2,067,828
Weighted common stock equivalents	30,397	45,606
Assumed conversion of the 2013 Notes and associated warrants	56,645	88,499
Weighted average shares, diluted	2,189,410	2,201,933
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the three months ended March 31, 2013. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.
Restricted stock awards, restricted stock units and options to acquire 3.1 million and 4.6 million of our common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchases of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. In 2008, our Board of Directors authorized the repurchase of 250.0 million shares of our common stock. For the three months ended March 31, 2013, we spent $308.0 million to repurchase 12.6 million shares of our common stock. Of the 250.0 million shares authorized for repurchase, we have repurchased 235.5 million shares at a total cost of $4.7 billion, leaving a remaining balance of 14.5 million shares authorized for future repurchases. In February 2013, our Board of Directors authorized the repurchase of an additional 250.0 million shares of our common stock. We plan to spend up to $1.0 billion in 2013 on common stock repurchases.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in thousands):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December 31, 2012(a)	$(8,786)	$63,485	$(108,645)	$(153,172)	$(1,155)	$(208,273)
Other comprehensive income before reclassifications	(31,205)	719	5,866	—	57	(24,563)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(3,761)	(5,374)	—	—	(9,135)
Net current period other comprehensive income	(31,205)	(3,042)	492	—	57	(33,698)
Balance at March 31, 2013(b)	$(39,991)	$60,443	$(108,153)	$(153,172)	$(1,098)	$(241,971)

(a)	Net of taxes (benefits) of $36.6 million for unrealized net gains on investments, $(67.2) million for unrealized net losses on derivatives and $(87.3) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $36.0 million for unrealized net gains on investments, $(66.9) million for unrealized net losses on derivatives and $(87.3) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows (table in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$5,865	Investment income
	(2,104)	Provision for income tax
Net of tax	$3,761

Net gain on derivatives:
Foreign exchange contracts	$10,021	Product sales revenue
Foreign exchange contracts	(3,879)	Cost of product sales
Total net gain on derivatives before tax	6,142
	(768)	Provision for income tax
Net of tax	$5,374

13.  Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2013 and 2012, we incurred restructuring and acquisition-related charges of $147.7 million and $25.9 million, respectively. For the three months ended March 31, 2013, EMC incurred $81.7 million of restructuring charges, primarily related to our current year restructuring programs and $1.9 million of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three months ended March 31, 2013, VMware incurred $53.8 million of restructuring charges related to workforce reductions as part of its current year restructuring program, $9.0 million of impairment charges related to its business realignment and $1.3 million of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three months ended March 31, 2012, we incurred $24.2 million of restructuring charges, primarily related to our 2012 restructuring programs and $1.7 million of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first quarter of 2013, EMC implemented restructuring programs to create further operational efficiencies which will result in a workforce reduction of 1,004 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments, and is expected to result in a total charge of approximately $80.0 million, with total cash payments associated with the plan expected to be approximately $73.0 million. All of these actions are expected to be completed within a year of the start of each program.

In the first quarter of 2013, VMware implemented a plan to streamline its operations in order to focus its business on strategic areas it has determined to be most compelling. The plan includes the elimination of approximately 800 positions across all major functional groups and geographies, and is expected to result in a charge in the range of $60.0 million to $65.0 million, of which $53.8 million was recognized during the three months ended March 31, 2013. Additionally, VMware exited and is planning to exit certain lines of business and consolidate facilities, which is expected to result in a total charge, including asset impairments, in the range of $15.0 million to $25.0 million, of which $9.0 million was recognized during the three months ended March 31, 2013. All of these actions are expected to be completed by the end of 2013. The total cash expenditures associated with the plan are expected to be in the range of $60.0 million to $75.0 million. The associated cash payments are expected to be paid out primarily through the end of 2013.

During 2012, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 1,163 positions, of which 298 positions were identified in the three months ended March 31, 2012. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2013.

For the three months ended March 31, 2013 and 2012, we recognized $7.1 million and $3.7 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2015.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the restructuring programs is presented below (tables in thousands):
Three Months Ended March 31, 2013:

2013 EMC Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of March 31, 2013
Workforce reductions	$—	$79,409	$(13,515)	$65,894
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$79,409	$(13,515)	$65,894

2013 VMware Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of March 31, 2013
Workforce reductions	$—	$53,847	$(28,062)	$25,785
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$53,847	$(28,062)	$25,785

Other EMC Programs
Category	Balance as of December 31, 2012	Adjustments to the Provision	Utilization	Balance as of March 31, 2013
Workforce reductions	$62,962	$(4,878)	$(12,233)	$45,851
Consolidation of excess facilities and other contractual obligations	28,427	7,130	(5,377)	30,180
Total	$91,389	$2,252	$(17,610)	$76,031
Three Months Ended March 31, 2012:

2012 EMC Programs
Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of March 31, 2012
Workforce reductions	$—	$23,348	$(2,706)	$20,642
Consolidation of excess facilities and other contractual obligations	—	1,318	(710)	608
Total	$—	$24,666	$(3,416)	$21,250

Other EMC Programs
Category	Balance as of December 31, 2011	Adjustments to the Provision	Utilization	Balance as of March 31, 2012
Workforce reductions	$49,863	$(2,876)	$(15,675)	$31,312
Consolidation of excess facilities and other contractual obligations	30,112	2,389	(4,320)	28,181
Total	$79,975	$(487)	$(19,995)	$59,493

As of March 31, 2013, VMware had reclassified $26.9 million in assets, primarily intangible assets, to assets held for sale for a line of business it plans to exit. Additionally, $27.2 million in unearned revenues was reclassified to liabilities held for sale. Assets held for sale are reported in other current assets, while liabilities held for sale are reported in accrued expenses on the consolidated balance sheet as of March 31, 2013.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  Commitments and Contingencies
Line of Credit
We have available for use a credit line of $50.0 million in the United States. As of March 31, 2013, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2013, we were in compliance with the covenants.
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
15.  Segment Information
We manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while VMware Virtual Infrastructure operates in a single segment. Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense, acquisition-related intangible asset amortization expense and transition costs. Additionally, in certain instances, infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements. Research and development expenses, selling, general and administrative expenses, restructuring and acquisition-related charges, and other income (expense) associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the corporate level. For the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2013 and 2012 is as follows (tables in thousands, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2013
Revenues:
Product revenues	$2,481,026	$43,610	$99,736	$2,624,372	$487,564	$—	$3,111,936
Services revenues	1,330,079	112,306	132,572	1,574,957	700,490	—	2,275,447
Total consolidated revenues	3,811,105	155,916	232,308	4,199,329	1,188,054	—	5,387,383
Cost of sales	1,717,961	56,741	80,391	1,855,093	134,523	99,942	2,089,558
Gross profit	$2,093,144	$99,175	$151,917	2,344,236	1,053,531	(99,942)	3,297,825
Gross profit percentage	54.9%	63.6%	65.4%	55.8%	88.7%	—	61.2%
Research and development				377,493	205,507	92,564	675,564
Selling, general and administrative				1,102,494	460,232	151,228	1,713,954
Restructuring and acquisition-related charges				—	—	147,724	147,724
Total costs and expenses				1,479,987	665,739	391,516	2,537,242
Operating income				864,249	387,792	(491,458)	760,583
Other income (expense), net				(59,919)	3,683	(13,333)	(69,569)
Income before provision for income taxes				804,330	391,475	(504,791)	691,014
Income tax provision				195,695	80,170	(199,805)	76,060
Net income				608,635	311,305	(304,986)	614,954
Net income attributable to the non-controlling interest in VMware, Inc.				—	(62,349)	27,445	(34,904)
Net income attributable to EMC Corporation				$608,635	$248,956	$(277,541)	$580,050

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
March 31, 2012
Revenues:
Product revenues	$2,454,735	$36,062	$96,489	$2,587,286	$481,571	$—	$3,068,857
Services revenues	1,234,172	109,491	110,028	1,453,691	571,830	—	2,025,521
Total consolidated revenues	3,688,907	145,553	206,517	4,040,977	1,053,401	—	5,094,378
Cost of sales	1,629,038	55,932	73,155	1,758,125	128,185	94,851	1,981,161
Gross profit	$2,059,869	$89,621	$133,362	2,282,852	925,216	(94,851)	3,113,217
Gross profit percentage	55.8%	61.6%	64.6%	56.5%	87.8%	—	61.1%
Research and development				338,216	178,665	70,936	587,817
Selling, general and administrative				1,094,012	404,593	151,592	1,650,197
Restructuring and acquisition-related charges				—	—	25,893	25,893
Total costs and expenses				1,432,228	583,258	248,421	2,263,907
Operating income				850,624	341,958	(343,272)	849,310
Other income (expense), net				(28,502)	7,301	(11,220)	(32,421)
Income before provision for income taxes				822,122	349,259	(354,492)	816,889
Income tax provision				220,453	62,969	(92,512)	190,910
Net income				601,669	286,290	(261,980)	625,979
Net income attributable to the non-controlling interest in VMware, Inc.				—	(58,588)	19,451	(39,137)
Net income attributable to EMC Corporation				$601,669	$227,702	$(242,529)	$586,842

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
United States	$2,831,763	$2,633,394
Europe, Middle East and Africa	1,477,253	1,464,292
Asia Pacific and Japan	737,996	711,693
Latin America, Mexico and Canada	340,371	284,999
Total	$5,387,383	$5,094,378
No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2013 or 2012.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,067.1 million at March 31, 2013 and $3,993.6 million at December 31, 2012. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $706.4 million at March 31, 2013 and $697.9 million at December 31, 2012. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at March 31, 2013 or December 31, 2012.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Subsequent Events

On April 1, 2013, EMC and VMware formed GoPivotal, Inc. (“Pivotal”) to focus on Big Data Analytics and Cloud Applications Platforms. Pursuant to a series of agreements, EMC contributed substantially all net assets and liabilities, including intellectual property and employees, related to its Greenplum and Pivotal Labs businesses. VMware contributed substantially all assets and liabilities, including intellectual property and employees, related to certain of its Cloud Application Platform products and services, including Cloud Foundry, VMware vFabric (including Spring and GemFire), and Cetas organizations. On April 24, 2013, we announced that General Electric Company (GE) intends to make a strategic investment of approximately $105.0 million, representing 10% of Pivotal's outstanding equity. After GE's investment, EMC will have a 62% interest, VMware will have a 28% interest and EMC consolidated will have an 84% interest in Pivotal's outstanding equity, after considering the non-controlling interest. Beginning in the second quarter of 2013, EMC will consolidate the results of Pivotal in EMC's consolidated financial statements and Pivotal will be a separate reportable segment.

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
INTRODUCTION

In the first quarter ended March 31, 2013, we continued to manage our business in two broad categories: EMC Information Infrastructure and VMware Virtual Infrastructure.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share, invest in the business and grow our earnings per share at a rate faster than the rate at which we grow our revenue. In the first quarter ended March 31, 2013, we continued to innovate and invest in expanding our total addressable market through internal research and development (“R&D”). Our investment in new technologies and solutions is reflected in our roadmap for the remainder of 2013, particularly in the second half, with numerous innovations, refreshes and brand-new products as well as business acquisitions. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in Information Technology (“IT”) history is creating enormous opportunities in Cloud Computing, Big Data and Trust.
Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT as a Service in a more efficient, flexible and cost-effective manner. With the rise of trends towards mobile, social, and Big Data, customers are finding greater efficiency through the available choice from cloud infrastructures where the private, public or hybrid cloud turns IT into a service that can be utilized on-demand. Accordingly, customers are increasingly recognizing that their ability to compete is tied to the efficiency, flexibility and agility of their IT operations and that transitioning to a cloud-based architecture will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years.
Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy and geophysical), social media and other web repositories. It is triggering new approaches for our customers to derive business insight and create new opportunities to expand revenues. On April 1, 2013, we officially formed GoPivotal, Inc. (“Pivotal”) with VMware, which will focus on building a platform that will accommodate Cloud Computing and Big and Fast Data Application Platforms, which are the requirements for the next generation of IT, which involves millions of applications and billions of users.
The successful transition to a model that leverages Cloud Computing and Big Data is dependent upon both the right infrastructure and the ability to build Trust into that infrastructure. Businesses require IT resources that can scale on demand, handle a variety of workloads and be trusted at all times. Accordingly, the ability for customers to have and offer Trusted IT is a valuable competitive advantage.
We believe we are well-positioned in this market to continue assisting our customers in storing, managing and unlocking the value contained within their information and to enable them to leverage our data-centric approach to security to take full advantage of Cloud Computing and Big Data.
Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help customers transition to Cloud Computing and benefit from Big Data. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data: our best of breed infrastructure components, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel. Our service provider program continues to be an important part of our strategy to get our customers to the public cloud.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

VMware Virtual Infrastructure
VMware’s financial focus is on long-term revenue growth to generate free cash flow to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, end-user devices and Cloud Computing through a combination of internal development and acquisitions. VMware expects to grow its business by building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Additionally, VMware has made, and expects to continue to consider strategic business acquisitions in the future.
In January 2013, VMware announced a realignment of its strategy to refocus its resources and investments in support of three growth priorities that focus on its core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. The software-defined data center ("SDDC") is where increasingly infrastructure is virtualized and delivered as a service, and the control of this data center is entirely automated by software. For the SDDC, VMware plans to continue to invest in the development and delivery of innovations in networking, security, storage and management as they continue to roll out and enhance the features of their vCloud Suite. For the hybrid cloud, VMware plans to focus on expanding their capabilities to deliver enterprise-class cloud services that are complementary to private clouds in order to enhance their customer's flexibility to run applications on and off premise, as they choose on a compatible, high-quality, secure and resilient hybrid cloud platform. For end-user computing, they plan to enhance their offerings to enable a virtual workspace for both existing PC environments and emerging mobile devices in a secure enterprise environment.
On a consolidated basis, our vision, strategy and roadmap as well as our continued steady execution positions us to continue to capitalize on the evolving trends of Cloud Computing, Big Data and Trust in 2013. As a result, we believe we will grow faster than the markets we serve in 2013, particularly in the second half of the year, while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.
RESULTS OF OPERATIONS
Revenues
The following table presents total revenue by our segments:

	For the Three Months Ended
	March 31, 2013	March 31, 2012	$ Change	% Change
Information Storage	$3,811.1	$3,688.9	$122.2	3.3%
Information Intelligence Group	155.9	145.6	10.3	7.1
RSA Information Security	232.3	206.5	25.8	12.5
VMware Virtual Infrastructure	1,188.1	1,053.4	134.7	12.8
Total revenues	$5,387.4	$5,094.4	$293.0	5.8%

Consolidated product revenues increased 1.4% to $3,111.9 for the three months ended March 31, 2013. The growth was driven by the continued demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures and analyze and protect the data within their data centers. However, the increase, when compared to the comparative increase in the first three months ended March 31, 2012, was lower due to customer caution regarding purchasing as a result of the uncertain economic and political environment across the U.S. and internationally.

The Information Storage segment’s product revenues increased 1.1% to $2,481.0 for the three months ended March 31, 2013. Revenue from the High-end Storage business, which primarily includes revenues from EMC Symmetrix, increased 10% for the three months ended March 31, 2013, due to continued demand from customers for storage solutions with high performance, consolidation, and automation in demanding virtual data center environments, many of which are evolving into private clouds or are powering public clouds. Revenue from the Unified and Backup Recovery business declined slightly due to the challenging market environment for our Unified products which were negatively impacted by the sales of our VMAX 10-K high-end product and ongoing macro-environmental challenges internationally. Our Data Domain and Avamar purpose-built backup appliance businesses continued to grow and increase market share. Revenue from the Emerging Storage business, which primarily includes product and maintenance revenues from EMC Isilon, EMC Atmos, EMC VPLEX, EMC RecoverPoint, ASD Suites and EMC vFlash and EMC XtremIO families, increased 24% for the three months ended March 31, 2013. The scale-out file offering from EMC Isilon continues to deliver strong revenue growth in its traditional areas of strength and as it expands its presence in enterprise

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

environments. The EMC Atmos object-storage solution exhibited strong growth. Our Big Data analytics business, Greenplum, which was contributed to Pivotal on April 1, 2013, also had strong year-over-year growth.

The VMware Virtual Infrastructure segment’s product revenues increased 1.2% to $487.6 for the three months ended March 31, 2013. VMware’s license revenues increased primarily due to demand for product offerings like the vCloud management and automation as customers' needs related to developing the software-defined data center, hybrid cloud, and end user computing continue. During the three months ended March 31, 2013 and 2012, ELAs comprised 29% and 22%, respectively, of total sales.

The RSA Information Security segment’s product revenues increased 3.4% to $99.7 for the three months ended March 31, 2013. The increase in product revenues during the three month period was primarily attributable to increased demand for our Security Management and Compliance and Identity and Data Protection products.

The Information Intelligence Group segment’s product revenues increased 20.9% to $43.6 for the three months ended March 31, 2013. The increase in product revenues was largely due to more modular, vertical-specific solutions for workflow processing which has resonated with customers.

Consolidated services revenues increased 12.3% to $2,275.4 for the three months ended March 31, 2013. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased demand for maintenance-related services. In addition, we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 7.8% to $1,330.1 for the three months ended March 31, 2013. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with a larger installed base as well as increased maintenance renewals. In addition, a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications also contributed to the increase in services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 22.5% to $700.5 for the three months ended March 31, 2013. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 20.5% to $132.6 for the three months ended March 31, 2013. Services revenues increased due to an increase in maintenance revenues and professional services resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues increased 2.6% to $112.3 for the three months ended March 31, 2013.
Consolidated revenues by geography were as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012	% Change

United States	$2,831.8	$2,633.4	7.5%
Europe, Middle East and Africa	1,477.3	1,464.3	0.9
Asia Pacific and Japan	738.0	711.7	3.7
Latin America, Mexico and Canada	340.4	285.0	19.4
Total revenues	$5,387.4	$5,094.4	5.8%
Revenues increased for the three months ended March 31, 2013 compared to the same period in 2012 in all of our geographic markets.
Changes in exchange rates negatively impacted revenue growth by 0.5% for the three months ended March 31, 2013. The impact of the change in rates was most significant in Japan and Brazil.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation:

	For the Three Months Ended
	March 31, 2013	March 31, 2012	$ Change	% Change

Cost of revenue:
Information Storage	$1,718.0	$1,629.0	$89.0	5.5%
Information Intelligence Group	56.7	55.9	0.8	1.4
RSA Information Security	80.4	73.2	7.2	9.8
VMware Virtual Infrastructure	134.5	128.2	6.3	4.9
Corporate reconciling items	99.9	94.9	5.0	5.3
Total cost of revenue	2,089.6	1,981.2	108.4	5.5
Gross margins:
Information Storage	2,093.1	2,059.9	33.2	1.6
Information Intelligence Group	99.2	89.6	9.6	10.7
RSA Information Security	151.9	133.4	18.5	13.9
VMware Virtual Infrastructure	1,053.5	925.2	128.3	13.9
Corporate reconciling items	(99.9)	(94.9)	(5.0)	5.3
Total gross margin	3,297.8	3,113.2	184.6	5.9
Operating expenses:
Research and development(1)	675.6	587.8	87.8	14.9
Selling, general and administrative(2)	1,714.0	1,650.2	63.8	3.9
Restructuring and acquisition-related charges	147.7	25.9	121.8	470.3
Total operating expenses	2,537.2	2,263.9	273.3	12.1
Operating income	760.6	849.3	(88.7)	(10.4)
Investment income, interest expense and other expenses, net	(69.6)	(32.4)	(37.2)	114.8
Income before income taxes	691.0	816.9	(125.9)	(15.4)
Income tax provision	76.1	190.9	(114.8)	(60.1)
Net income	615.0	626.0	(11.0)	(1.8)
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(34.9)	(39.1)	4.2	(10.7)
Net income attributable to EMC Corporation	$580.1	$586.8	$(6.7)	(1.1)%
 ___________

(1)	Amount includes corporate reconciling items of $92.6 and $70.9 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Amount includes corporate reconciling items of $151.2 and $151.6 for the three months ended March 31, 2013 and 2012, respectively.
Gross Margins
Overall our gross margin percentages were 61.2% and 61.1% for the three months ended March 31, 2013 and 2012, respectively. The slight increase in the gross margin percentage in the first quarter of 2013 compared to 2012 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 88 basis points, the Information Intelligence Group segment, which increased overall gross margins by 6 basis points, the RSA Information Security segment, which increased overall gross margins by 5 basis points, and the Information Storage segment, which decreased overall gross margins by 79 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and amortization of VMware’s capitalized software from prior periods decreased the consolidated gross margin percentage by 10 basis points.
For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization, amortization of VMware’s capitalized software from prior periods and transition costs are recognized as corporate expenses and are not allocated among our various operating segments. Transition costs represent the incremental costs incurred to streamline our current cost

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

structure. The increase of $5.1 in the corporate reconciling items for the three months ended March 31, 2013 compared to the same period in 2012 was attributable to a $13.3 increase in acquisition-related intangible asset amortization expense, partially offset by a $6.1 decrease in amortization of VMware’s capitalized software from prior periods, $1.0 decrease in stock-based compensation expense and a $1.1 decrease in transition costs.
The gross margin percentages for the Information Storage segment were 54.9% and 55.8% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross margin percentage for the three months ended March 31, 2013 compared to the same period in 2012 was attributable to reduced product gross margins, driven by an increase in fixed costs including items such as the amortization of capitalized software, manufacturing overhead and costs incurred to support products under warranty as well as increased variable costs which include material, manufacturing and shipping costs as a result of the back-end nature of the quarter. Somewhat offsetting these was a shift in mix towards higher margin products.
The gross margin percentages for the VMware Virtual Infrastructure segment were 88.7% and 87.8% for the three months ended March 31, 2013 and 2012, respectively. The increase in gross margin percentage for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to improvements in services margins due to growth in maintenance revenue.
The gross margin percentages for the RSA Information Security segment were 65.4% and 64.6% for the three months ended March 31, 2013 and 2012, respectively. The increase in gross margin percentage for the three months ended March 31, 2013 compared to the same period in 2012 was due to an increase in product margins resulting from an increase in sales of higher margin products as well as an increase in services margins.
The gross margin percentages for the Information Intelligence Group segment were 63.6% and 61.6% for three months ended March 31, 2013 and 2012, respectively. The increase in gross margin percentage for the three months ended March 31, 2013 compared to the same period in 2012 was attributable to an increase in sales of higher margin products as well as an increase in services margins.
Research and Development
As a percentage of revenues, R&D expenses were 12.5% and 11.5% for the three months ended March 31, 2013 and 2012, respectively. R&D expenses increased $87.7 for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and depreciation expense. Personnel-related costs increased by $75.1, infrastructure costs increased by $7.7 and depreciation expense increased by $6.8 for the three months ended March 31, 2013 when compared to the same period in 2012.
Corporate reconciling items within R&D, which consist of stock-based compensation, intangible asset amortization and transition costs increased $21.6 for the three months ended March 31, 2013 when compared to the same period in 2012. Stock-based compensation expense increased $22.7, partially offset by a decrease in intangible asset amortization of $0.3 and a decrease in transition costs of $0.8 for the three months ended March 31, 2013.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9.0% and 8.4% for the three months ended March 31, 2013 and 2012, respectively. R&D expenses increased $39.3 for the three months ended March 31, 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and infrastructure costs. Personnel-related costs increased by $29.2, depreciation expense increased by $5.7 and infrastructure costs increased by $5.1 for the three months ended March 31, 2013.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17.3% and 17.0% for the three months ended March 31, 2013 and 2012, respectively. R&D expenses increased $26.8 for the three months ended March 31, 2013 compared to the same period in 2012 largely due to increases in personnel-related costs of $23.2 driven by incremental headcount from strategic hiring as well as increases in infrastructure costs of $2.5.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 31.8% and 32.4% for the three months ended March 31, 2013 and 2012, respectively. SG&A expenses increased by $63.8 for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions including variable compensation bonuses and commissions, travel costs and depreciation expense. Personnel-related costs increased by $51.0, travel costs increased by $5.6 and depreciation expense increased by $3.5 for the three months ended March 31, 2013.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and transition costs decreased $0.4 for the three months ended March 31, 2013 when compared to the same period in 2012. Stock-based compensation expense increased $7.9, intangible asset amortization decreased $1.6 and transition costs decreased $6.6 for the three months ended March 31, 2013. The increase in stock-based compensation expense was primarily due to strategic hiring and business acquisitions.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26.3% and 27.1% for the three months ended March 31, 2013 and 2012, respectively. SG&A expenses increased $8.5 for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to increases in personnel-related costs and business development costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and depreciation expense. Personnel-related costs increased by $3.1, business development costs increased by $3.3 and depreciation expense increased by $3.9 for the three months ended March 31, 2013.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 38.7% and 38.4% for the three months ended March 31, 2013 and 2012, respectively. SG&A expenses increased $55.6 for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to growth in personnel-related expenses driven by incremental headcount as well as by higher commissions.
Restructuring and Acquisition-Related Charges

In the first quarter of 2013, EMC implemented restructuring programs to create further operational efficiencies which will result in a workforce reduction of 1,004 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments, and is expected to result in a total charge of approximately $80.0, with total cash payments associated with the plan expected to be approximately $73.0. All of these actions are expected to be completed within a year of the start of each program.

In the first quarter of 2013, VMware implemented a plan to streamline its operations in order to focus its business on strategic areas it has determined to be most compelling. The plan includes the elimination of approximately 800 positions across all major functional groups and geographies, and is expected to result in a charge in the range of $60.0 to $65.0. Additionally, VMware exited and is planning to exit certain lines of business and consolidate facilities, which is expected to result in a total charge, including asset impairments, in the range of $15.0 to $25.0. All of these actions are expected to be completed by the end of 2013. The total cash expenditures associated with the plan are expected to be in the range of $60.0 to $75.0. The associated cash payments are expected to be paid out primarily through the end of 2013.

During 2012, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 1,163 positions, of which 298 positions were identified in the three months ended March 31, 2012. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2013.
Investment Income
Investment income was $33.1 and $29.5 for the three months ended March 31, 2013 and 2012, respectively. Investment income increased for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to an increase in net realized gains. For the three months ended March 31, 2013, interest income was $26.0 and net realized gains were $5.9. Additionally, interest income was $26.0 and net realized gains were $2.6 for the three months ended March 31, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Interest Expense
Interest expense was $20.9 and $18.2 for the three months ended March 31, 2013 and 2012, respectively. Interest expense consists primarily of interest on the 2011 Notes and 2013 Notes. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $15.6 and $14.7 for the three months ended March 31, 2013 and 2012, respectively, as we are accreting the 2011 Notes and 2013 Notes to their stated values over their term. See Note 4 to the consolidated financial statements.

Other Income (Expense), Net
Other income (expense), net was $(81.9) and $(43.7) for the three months ended March 31, 2013 and 2012, respectively. Other income (expense), net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $(68.7) and $(55.5) for the three months ended March 31, 2013 and 2012, respectively, and foreign currency exchange losses. In addition, in the three months ended March 31, 2012, these expenses were partially offset by our net gains from the sale of strategic investments of $22.0.

The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63.2% at March 31, 2013, and represents our share of the net losses of the joint venture net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note 9 to the consolidated financial statements.
Provision for Income Taxes
Our effective income tax rates were 11.0% and 23.4% for the three months ended March 31, 2013 and 2012, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and the federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before the provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the three months ended March 31, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the three months ended March 31, 2013, which reduced our effective tax rate for the quarter. For the three months ended March 31, 2012, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions.
Our effective income tax rate decreased in the three months ended March 31, 2013 from the three months ended March 31, 2012 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities which reduced our effective income tax rate by approximately 10.9% for the three months ended March 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is in the early stage for information gathering and it is not expected to be completed until 2015. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2003. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next 12 months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Our effective income tax rate for the remainder of 2013 may be affected by such factors as changes in tax laws, regulations or income tax rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before provision for income taxes. Our effective income tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $34.9 and $39.1 for the three months ended March 31, 2013 and 2012, respectively. The decrease in the three months ended March 31, 2013 compared to the same period in 2012 was due to decreases in VMware’s net income. VMware’s net income was $173.6 and $191.4 for the three months ended March 31, 2013 and 2012, respectively. The weighted average non-controlling interest in VMware was approximately 20% for both the three months ended March 31, 2013 and 2012. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. During the three months ended March 31, 2013, EMC purchased approximately 1.5 million VMware shares for approximately $124.6.

Financial Condition

Cash provided by operating activities was $1,712.8 and $1,688.2 for the three months ended March 31, 2013 and 2012, respectively. Cash received from customers was $6,615.8 and $6,023.6 for the three months ended March 31, 2013 and 2012, respectively. The increase in cash received from customers was attributable to an increase in sales volume and strong customer collections. Cash paid to suppliers and employees was $4,404.8 and $4,114.8 for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the three months ended March 31, 2013 and 2012, we paid $536.1 and $237.7, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. The higher payments in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily driven by higher pretax income and lower stock-based compensation and tax depreciation deductions in 2012 compared to 2011.

Cash used in investing activities was $602.8 and $220.9 for the three months ended March 31, 2013 and 2012, respectively. Cash used for business acquisitions, strategic and other investments was $219.2 and $106.0 for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to $184.5 spent on the acquisition by VMware in the three months ended March 31, 2013, compared to $102.1 spent on acquisitions by EMC during the three months ended March 31, 2012. In the three months ended March 31, 2013, we also provided funding of $94.7 to our joint venture, VCE. We did not provide funding to VCE during the three months ended March 31, 2012. Capital additions were $165.4 and $153.6 for the three months ended March 31, 2013 and 2012, respectively. Capitalized software development costs were $105.8 for both the three months ended March 31, 2013 and 2012. Net purchases of investments were $(17.6) and $127.6 for the three months ended March 31, 2013 and 2012, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $492.3 and $1,340.2 for the three months ended March 31, 2013 and 2012, respectively. We spent $323.5 to repurchase 12.6 million shares of our common stock for the three months ended March 31, 2013. We did not repurchase any of our common stock during the comparable period in 2012. We also spent $124.6 and $40.0 to purchase 1.5 million and 0.5 million shares of VMware’s common stock in the three months ended March 31, 2013 and 2012, respectively. Additionally, in the three months ended March 31, 2013, VMware spent $182.0 to repurchase 2.4 million shares of its common stock. VMware did not repurchase any of its common stock during the comparable period in 2012. We generated $110.3 and $291.2 during the three months ended March 31, 2013 and 2012, respectively, from the issuance of common stock. We generated $33.0 and $106.0 during the three months ended March 31, 2013 and 2012, respectively, of excess tax benefits from stock-based compensation.

We expect to continue to generate positive cash flows from operations for the remainder of 2013 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

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

The remaining $1,695.0 of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended March 31, 2013, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through June 30, 2013. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $30.0 of the 2013 Notes have been converted as of March 31, 2013.
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

We have available for use a credit line of $50.0 in the United States. As of March 31, 2013, we had no borrowings outstanding on the line of credit. The credit line bears interest at the bank’s base rate and requires us, upon utilization of the credit line, to meet certain financial covenants with respect to limitations on losses. In the event the covenants are not met, the lender may require us to provide collateral to secure the outstanding balance. At March 31, 2013, we were in compliance with the covenants. As of March 31, 2013, the aggregate amount of liabilities of our subsidiaries was approximately $7,974.0.

At March 31, 2013, our total cash, cash equivalents, and short-term and long-term investments were $12,008.1. This balance includes approximately $4,936.7 held by VMware, of which $3,385.9 is held overseas, and $2,721.9 held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC used certain non-GAAP financial measures in the three months ended March 31, 2013 which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, amortization of VMware’s capitalized software from prior periods, and the benefit of the U.S. research and development ("R&D") tax credit for 2012 to measure its gross margin, operating margin, non-operating income (expense), net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to capital expenditures and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.
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
Our non-GAAP operating results for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Gross margin	$3,397.8	$3,207.0
Gross margin percentage	63.1%	63.0%
Operating income	1,252.0	1,184.1
Operating income percentage	23.2%	23.2%
Income tax provision	270.9	276.8
Net income attributable to EMC	849.6	818.0
Diluted earnings per share attributable to EMC	$0.39	$0.37
The improvements in the non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher mix of VMware offsetting the decline in EMC Information Infrastructure gross margins. The improvement in the non-GAAP operating income was attributable to an improved gross margin, partially offset by an increase in operating expense in line with revenue growth.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows:

	For the Three Months Ended March 31, 2013
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	R&D Tax Credit	Non-GAAP
Gross margin	$3,297.8	$29.8	$57.6	$—	$12.5	$—	$3,397.8
Operating income	760.6	234.3	96.9	147.7	12.5	—	1,252.0
Income tax provision	76.1	58.7	30.7	34.8	4.1	66.5	270.9
Net income attributable to EMC	580.1	157.4	62.0	103.5	6.8	(60.1)	849.6
Diluted earnings per share attributable to EMC	$0.26	$0.07	$0.03	$0.05	$—	$(0.03)	$0.39

	For the Three Months Ended March 31, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Non-GAAP
Gross margin	$3,113.2	$30.8	$44.4	$—	$18.6	$3,207.0
Operating income	849.3	204.7	85.6	25.9	18.6	1,184.1
Income tax provision	190.9	47.6	26.4	6.1	5.9	276.8
Net income attributable to EMC	586.8	144.7	56.5	19.8	10.1	818.0
Diluted earnings per share attributable to EMC	$0.27	$0.07	$0.03	$0.01	$0.01	$0.37
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the three months ended March 31, 2013, our free cash flow was $1,441.6, an increase of 0.9% compared to the free cash flow generated for the three months ended March 31, 2012. The free cash flow for the three months ended March 31, 2013 exceeded our same period non-GAAP net income attributable to EMC by $592.0. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.
The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flow from Operations	$1,712.8	$1,688.2
Capital Expenditures	(165.4)	(153.6)
Capitalized Software Development Costs	(105.8)	(105.8)
Free Cash Flow	$1,441.6	$1,428.7
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $1,712.8 and $1,688.2 for the three months ended March 31, 2013 and 2012, respectively, cash used in investing activities of $602.8 and $220.9 for the three months ended March 31, 2013 and 2012, respectively, and net cash used in financing activities of $492.3 and $1,340.2 for the three months ended March 31, 2013 and 2012, respectively.
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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 27, 2013. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

Item 1A. RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

•	the sale of VMware’s products in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates and the amounts of the renewals for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets and the potential impairment of these assets.

Our stock price is volatile and may be affected by the trading price of VMware Class A common stock.

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

•	the announcement of acquisitions, new products, services or technological innovations by us or our competitors;

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates by the investment community; and

•	speculation in the press or investment community.

The trading price of our common stock has been and likely will continue to be affected by various factors related to VMware, including:

•	the trading price for VMware Class A common stock;

•	actions taken or statements made by us, VMware, or others concerning our relationship with VMware; and

•	factors impacting the performance of VMware, including those discussed in the prior risk factor.

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

We held $6.7 billion in short- and long-term investments as of March 31, 2013. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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
As part of the current Administration's ongoing budget negotiations, President Obama and the House of Representatives and Senate Committees have called for a comprehensive tax reform, which might change certain U.S. tax rules for U.S. corporations doing business outside the United States. While the scope of future changes differs among various tax proposals and remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. The enactment of some or all of these proposals could increase the Company's effective tax rate and adversely affect our profitability.

During 2010, the IRS announced and finalized Schedule UTP, Uncertain Tax Positions Statement. This schedule is an annual disclosure of certain federal UTPs, ranked in order of magnitude which includes "a concise description of the tax position, including a description of the relevant facts affecting the tax treatment of the position and information that reasonably can be expected to apprise the Service of the identity of the tax position." As a result of this disclosure, the amount of taxes we would have to pay in the future could increase.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2013

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	3,648,432		$24.30	3,640,986	273,464,338
February 1, 2013 – February 28, 2013	10,099,733		24.50	8,442,970	265,021,368
March 1, 2013 – March 31, 2013	663,323		23.43	563,745	264,457,623
Total	14,411,488	(2)	$24.40	12,647,701	264,457,623

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorizations by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock and in February 2013 to repurchase an additional 250.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.

(2)	Includes an aggregate of 1,763,787 shares withheld from employees for the payment of taxes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 52 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2013	EMC CORPORATION

	By:	/s/ David I. Goulden
David I. Goulden
President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (filed herewith)
3.2	Amended and Restated Bylaws of EMC Corporation. (filed herewith)
4.1	Form of Stock Certificate. (1)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006. (2)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006. (2)
10.1*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of May 1, 2013. (3)
10.2	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013. (3)
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

(1)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 21, 2013 (No. 1-9853).