Form 10-Q
period 2013-06-30
EMC CORP
filed 2013-08-02
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2013 was 2,080,853,985.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,526	$4,714
Short-term investments	3,620	1,422
Accounts and notes receivable, less allowance for doubtful accounts of $64 and $68	3,204	3,433
Inventories	1,233	1,201
Deferred income taxes	940	942
Other current assets	651	465
Total current assets	17,174	12,177
Long-term investments	6,430	5,260
Property, plant and equipment, net	3,291	3,145
Intangible assets, net	1,833	2,035
Goodwill	13,994	13,840
Other assets, net	1,676	1,612
Total assets	$44,398	$38,069
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013	$1,041
Accrued expenses	2,671	2,522
Income taxes payable	159	514
Convertible debt (See Note 4)	1,669	1,652
Deferred revenue	4,997	4,575
Total current liabilities	10,509	10,304
Income taxes payable	297	293
Deferred revenue	3,276	2,976
Deferred income taxes	516	575
Long-term debt (See Note 4)	5,493	—
Other liabilities	349	339
Total liabilities	20,440	14,487
Convertible debt (See Note 4)	26	58
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 2,080 and 2,107 shares	21	21
Additional paid-in capital	2,946	3,691
Retained earnings	19,922	18,853
Accumulated other comprehensive loss, net	(299)	(208)
Total EMC Corporation’s shareholders’ equity	22,590	22,357
Non-controlling interests	1,342	1,167
Total shareholders’ equity	23,932	23,524
Total liabilities and shareholders’ equity	$44,398	$38,069
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Product sales	$3,258	$3,179	$6,369	$6,248
Services	2,356	2,132	4,632	4,158
	5,614	5,311	11,001	10,406
Costs and expenses:
Cost of product sales	1,340	1,254	2,696	2,556
Cost of services	765	710	1,498	1,389
Research and development	695	655	1,370	1,244
Selling, general and administrative	1,785	1,717	3,499	3,367
Restructuring and acquisition-related charges	7	28	155	53
Operating income	1,022	947	1,783	1,797
Non-operating income (expense):
Investment income	34	26	67	55
Interest expense	(31)	(18)	(51)	(37)
Other expense, net	(59)	(51)	(142)	(95)
Total non-operating income (expense)	(56)	(43)	(126)	(77)
Income before provision for income taxes	966	904	1,657	1,720
Income tax provision	216	214	292	405
Net income	750	690	1,365	1,315
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(49)	(40)	(84)	(79)
Net income attributable to EMC Corporation	$701	$650	$1,281	$1,236

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.34	$0.31	$0.61	$0.59
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.32	$0.29	$0.59	$0.56

Weighted average shares, basic	2,092	2,096	2,097	2,082
Weighted average shares, diluted	2,174	2,208	2,181	2,205

Cash dividends declared per common share	$0.10	$—	$0.10	$—
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$750	$690	$1,365	$1,315
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(25)	(23)	(56)	(8)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $(17), $11, $(15) and $27	(30)	18	(29)	44
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(2), $0, $(5) and $(1)	(4)	1	(8)	(1)
Net change in market value of investments	(34)	19	(37)	43
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $1, $(21), $2 and $(15)	2	(33)	8	(23)
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $0, $14, $(1) and $14	(3)	19	(8)	19
Net change in the market value of derivatives	(1)	(14)	—	(4)
Other comprehensive income (loss)	(60)	(18)	(93)	31
Comprehensive income	690	672	1,272	1,346
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(49)	(40)	(84)	(79)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	2	—	2	—
Comprehensive income attributable to EMC Corporation	$643	$632	$1,190	$1,267
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Cash received from customers	$12,007	$11,286
Cash paid to suppliers and employees	(8,485)	(8,051)
Dividends and interest received	79	14
Interest paid	(18)	(16)
Income taxes paid	(642)	(308)
Net cash provided by operating activities	2,941	2,925
Cash flows from investing activities:
Additions to property, plant and equipment	(437)	(332)
Capitalized software development costs	(219)	(207)
Purchases of short- and long-term available-for-sale securities	(6,456)	(3,590)
Sales of short- and long-term available-for-sale securities	2,394	2,455
Maturities of short- and long-term available-for-sale securities	564	583
Business acquisitions, net of cash acquired	(207)	(625)
Purchases of strategic and other related investments	(46)	(16)
Sales of strategic and other related investments	—	51
Joint venture funding	(158)	(107)
Proceeds from divestiture of businesses	31	—
Net cash used in investing activities	(4,534)	(1,788)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	175	300
Proceeds from the issuance of VMware’s common stock	115	144
EMC repurchase of EMC’s common stock	(991)	(260)
EMC purchase of VMware’s common stock	(160)	(95)
VMware repurchase of VMware’s common stock	(302)	(178)
Excess tax benefits from stock-based compensation	63	155
Payment of long-term and short-term obligations	(21)	(1,714)
Proceeds from long-term and short-term obligations	5,463	3
Interest rate contract settlement	—	(24)
Third party contribution to Pivotal	105	—
Net cash provided by (used in) financing activities	4,447	(1,669)
Effect of exchange rate changes on cash and cash equivalents	(42)	(10)
Net increase (decrease) in cash and cash equivalents	2,812	(542)
Cash and cash equivalents at beginning of period	4,714	4,492
Cash and cash equivalents at end of period	$7,526	$3,950
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,365	$1,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803	743
Non-cash interest expense on debt	24	20
Non-cash restructuring and other special charges	7	7
Stock-based compensation expense	441	423
Provision for (recovery of) doubtful accounts	(3)	24
Deferred income taxes, net	(55)	(117)
Excess tax benefits from stock-based compensation	(63)	(155)
Other, net	11	(37)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	243	(24)
Inventories	(178)	(172)
Other assets	119	28
Accounts payable	(28)	(69)
Accrued expenses	(211)	(162)
Income taxes payable	(290)	214
Deferred revenue	766	880
Other liabilities	(10)	7
Net cash provided by operating activities	$2,941	$2,925
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)
For the six months ended June 30, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,107	$21	$3,691	$18,853	$(208)	$1,167	$23,524
Stock issued through stock option and stock purchase plans	11	—	175	—	—	—	175
Tax benefit from stock options exercised	—	—	46	—	—	—	46
Restricted stock grants, cancellations and withholdings, net	4	—	(51)	—	—	—	(51)
Repurchase of common stock	(42)	—	(1,000)	—	—	—	(1,000)
EMC purchase of VMware stock	—	—	(124)	—	—	(26)	(150)
Stock-based compensation	—	—	445	—	—	—	445
Cash dividends declared	—	—	—	(212)	—	—	(212)
Impact from equity transactions of non-controlling interests	—	—	(269)	—	—	119	(150)
Change in market value of investments	—	—	—	—	(35)	(2)	(37)
Translation adjustment	—	—	—	—	(56)	—	(56)
Convertible debt conversions and warrant settlement	—	—	1	—	—	—	1
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	32	—	—	—	32
Net income	—	—	—	1,281	—	84	1,365
Balance, June 30, 2013	2,080	$21	$2,946	$19,922	$(299)	$1,342	$23,932

For the six months ended June 30, 2012:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2012	2,050	$21	$3,405	$16,121	$(235)	$968	$20,280
Stock issued through stock option and stock purchase plans	22	—	300	—	—	—	300
Tax benefit from stock options exercised	—	—	184	—	—	—	184
Restricted stock grants, cancellations and withholdings, net	5	—	(67)	—	—	—	(67)
Repurchase of common stock	(10)	—	(260)	—	—	—	(260)
EMC purchase of VMware stock	—	—	(83)	—	—	(12)	(95)
Stock options issued in business acquisitions	—	—	1	—	—	—	1
Stock-based compensation	—	—	425	—	—	—	425
Impact from equity transactions of VMware, Inc.	—	—	(172)	—	—	67	(105)
Change in market value of investments	—	—	—	—	43	—	43
Change in market value of derivatives	—	—	—	—	(4)	—	(4)
Translation adjustment	—	—	—	—	(8)	—	(8)
Convertible debt conversions and warrant settlement	32	—	(1)	—	—	—	(1)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	31	—	—	—	31
Net income	—	—	—	1,236	—	79	1,315
Balance, June 30, 2012	2,099	$21	$3,763	$17,357	$(204)	$1,102	$22,039

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
EMC's GoPivotal, Inc. ("Pivotal") business was formed in the second quarter of 2013. Pivotal unites strategic technology, people and programs from EMC and VMware, Inc. ("VMware"), including Greenplum, Cloud Foundry, Spring, Cetas, Pivotal Labs, GemFire and other products from the VMware vFabric Suite. Pivotal is building a new platform comprising next-generation data fabrics, application fabrics and a cloud-independent platform as a service ("PaaS").
EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume IT resources. VMware’s virtualization infrastructure solutions, which include a suite of products designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
General
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries, as well as Pivotal and VMware, companies majority-owned by EMC. All intercompany transactions have been eliminated.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and six-month periods ended June 30, 2013 and 2012.
Net Income Per Share
Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, our $1.725 billion 1.75% convertible senior notes due 2013 ("2013 Notes") and associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation. During the second quarter of 2013, EMC and VMware combined certain operations to form Pivotal, with a cash investment from General Electric Company ("GE"). Pivotal is considered a separate reportable segment. We have recast the segment disclosures for the prior financial reporting periods to separately present the operations of the Pivotal segment. None of the segment reclassifications impact EMC's previously reported consolidated financial statements. See Note 15 for further discussion of the segment reclassifications.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires a parent company to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This new guidance is effective beginning after December 15, 2013.  We do not anticipate that the adoption of this new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as non-controlling interests in the accompanying consolidated balance sheets and was $1,237 million and $1,167 million as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Net income attributable to EMC Corporation	$1,281	$1,236
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	52	78
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(321)	(250)
Net transfers (to) from non-controlling interest	(269)	(172)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,012	$1,064

The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million and $0 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, EMC consolidated held approximately 84% of the economic interest in Pivotal. GE's interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE's non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal's equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.
3.  Business Combinations, Intangibles and Goodwill

During the three and six months ended June 30, 2013, EMC acquired two companies. We acquired substantially all of the outstanding capital stock of Adaptivity, Inc., a provider of software solutions that automate and accelerate enterprise IT migration to the Cloud which complements and expands our Information Storage segment. We also acquired all of the outstanding capital stock of Sitrof Technologies, a document management consultancy provider which complements and expands our Information Intelligence Group segment. Additionally, during the six months ended June 30, 2013, VMware acquired Virsto Software, a provider of software that optimizes storage performance and utilization in virtual environments.

The aggregate consideration for these three acquisitions was $207 million, net of cash acquired. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles and net liabilities was approximately $172 million, $43 million and $8 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three and six months ended June 30, 2013 or 2012.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets, excluding goodwill, as of June 30, 2013 and December 31, 2012 consist of (tables in millions):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,236	$(1,318)	$918
Patents	225	(94)	131
Software licenses	99	(90)	9
Trademarks and tradenames	171	(110)	61
Customer relationships and customer lists	1,359	(790)	569
In-process research and development	9	—	9
Leasehold interest	145	(9)	136
Other	26	(26)	—
Total intangible assets, excluding goodwill	$4,270	$(2,437)	$1,833

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,233	$(1,207)	$1,026
Patents	225	(87)	138
Software licenses	96	(88)	8
Trademarks and tradenames	173	(102)	71
Customer relationships and customer lists	1,378	(724)	654
Leasehold interest	145	(7)	138
Other	26	(26)	—
Total intangible assets, excluding goodwill	$4,276	$(2,241)	$2,035

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the six months ended June 30, 2013 and the year ended December 31, 2012 consist of (tables in millions):

	Six Months Ended June 30, 2013
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,442	$1,484	$2,022	$—	$2,892	$13,840
Goodwill resulting from acquisitions	9	1	—	—	162	172
Finalization of purchase price allocations and other, net	(1)	—	(1)	—	(16)	(18)
Goodwill transferred in formation of Pivotal	(112)	—	—	140	(28)	—
Balance, end of the period	$7,338	$1,485	$2,021	$140	$3,010	$13,994

	Year Ended December 31, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,034	$1,469	$1,849	$—	$1,803	$12,155
Goodwill resulting from acquisitions	438	15	179	—	1,092	1,724
Finalization of purchase price allocations	(1)	—	(6)	—	(3)	(10)
Goodwill de-recognized in divestiture of business	(29)	—	—	—	—	(29)
Balance, end of the year	$7,442	$1,484	$2,022	$—	$2,892	$13,840

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the second quarter of 2013, EMC and VMware formed Pivotal, with an investment from GE. As Pivotal is considered a separate reportable segment, the transfer of goodwill from the Information Storage and VMware Virtual Infrastructure segments to the newly formed Pivotal segment is shown in the current period rollforward. The amount of transferred goodwill was determined using the relative fair value method. See Note 15 for further discussion of the segment reclassifications.

4.  Debt

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes"). The Notes pay a fixed rate of interest semi-annually in arrears with the first interest payment commencing on December 1, 2013. The proceeds from the Notes will be used to satisfy cash payment obligations at the maturity, or upon the conversion, of the outstanding 2013 Notes as well as for general corporate purposes including stock repurchases, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of June 30, 2013, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of June 30, 2013 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	$1,995
$1.0 billion 3.375% Notes due 2023	99.925%	$999
		$5,493

The unamortized discount on the Notes consists of $7 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.5% for the three and six months ended June 30, 2013.

Convertible Debt

In November 2006, we issued our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our 2013 Notes for total gross proceeds of $3.5 billion. The 2011 Notes and 2013 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.

The 2011 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2011 Notes at the end of 2011. Pursuant to the settlement terms, the majority of the converted 2011 Notes were not settled until January 9, 2012. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 30 million shares for the $661 million in excess of the conversion value over the principal amount, as prescribed by the terms of the 2011 Notes.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At June 30, 2013, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes continue to be convertible at the option of the holder through September 1, 2013, at which time they are fully convertible until maturity. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified to the mezzanine from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes are classified as a current liability. Approximately $30 million of the 2013 Notes have been converted as of June 30, 2013.

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of June 30, 2013 was $1,669 million and the fair value was $2,519 million. The carrying amount of the equity component of the 2013 Notes was $299 million at June 30, 2013. As of June 30, 2013, the unamortized discount on the 2013 Notes consists of $26 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the three and six months ended June 30, 2013 and 2012.

The following tables represent the key components of our interest expense on convertible debt (tables in millions):

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Contractual interest expense on the coupon	$7	$7
Amortization of the discount component recognized as interest expense	16	15
Total interest expense on the convertible debt	$23	$22

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Contractual interest expense on the coupon	$15	$15
Amortization of the discount component recognized as interest expense	31	30
Total interest expense on the convertible debt	$46	$45
In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In the fourth quarter of 2011, we exercised 108 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 30 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. The remaining 108 million of the Purchased Options expire on December 1, 2013.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. During the first quarter of 2012, the exercised warrants were settled with 32 million shares of our common stock.

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
Interest Rate Swap Contracts
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of ten year debt in 2011 when our 2011 Notes were scheduled to become due. As such, the unrealized loss on these hedges was recognized in other comprehensive loss. In November 2011, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. In April 2012, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item. Losses on the interest rate swap contracts at the time of settlement of $141 million in November 2011 and $23 million in April 2012 were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

In June 2012, management changed its forecast date for the issuance of debt from December 31, 2012 to the first quarter of 2014. Consequently, hedge accounting effectively ceased as the terms of the swaps no longer matched the terms of the underlying hedged item resulting in changes in the fair value of the swaps being recorded in the consolidated income statement. The swaps were subsequently re-designated as cash flow hedges and achieved hedge accounting. The change in the forecasted timeframe for the issuance of debt resulted in certain previously-anticipated hedge interest payments no longer being expected to occur within the window covered by the hedge designation. As a result, $40 million of accumulated realized losses in other comprehensive income related to these previously-anticipated interest payments were reclassified from other comprehensive income and recognized in the 2012 consolidated income statements.

In July 2012, we settled the interest rate swap contracts and did not replace them. Losses on the interest rate swap contracts at the time of settlement of $46 million were deferred as they are expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

At June 30, 2013, we had $177 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income which will be realized during the life of our ten year Notes. These losses will be reclassified from other comprehensive income and recognized on a straight-line basis in the consolidated income statements as interest expense beginning in the third quarter of 2014.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At June 30, 2013, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At June 30, 2013 and December 31, 2012, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at June 30, 2013 and December 31, 2012 (tables in millions):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$4,570	$5	$(5)	$4,570
U.S. corporate debt securities	1,991	5	(7)	1,989
High yield corporate debt securities	499	15	(8)	506
Asset-backed securities	5	—	—	5
Municipal obligations	957	2	(2)	957
Auction rate securities	72	—	(4)	68
Foreign debt securities	1,842	5	(6)	1,841
Total fixed income securities	9,936	32	(32)	9,936
Publicly traded equity securities	70	44	—	114
Total	$10,006	$76	$(32)	$10,050
We held approximately $1.8 billion in foreign debt securities at June 30, 2013. These securities have an average credit rating of A+, and approximately 5% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal, Spain or Cyprus.

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,191	$10	$(1)	$2,200
U.S. corporate debt securities	1,480	10	—	1,490
High yield corporate debt securities	486	34	(1)	519
Asset-backed securities	2	—	—	2
Municipal obligations	1,032	3	—	1,035
Auction rate securities	74	—	(4)	70
Foreign debt securities	1,270	9	—	1,279
Total fixed income securities	6,535	66	(6)	6,595
Publicly traded equity securities	47	41	(1)	87
Total	$6,582	$107	$(7)	$6,682

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012 (tables in millions):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,687	$—	$—	$1,687
Cash equivalents	4,633	1,206	—	5,839
U.S. government and agency obligations	2,358	2,212	—	4,570
U.S. corporate debt securities	—	1,989	—	1,989
High yield corporate debt securities	—	506	—	506
Asset-backed securities	—	5	—	5
Municipal obligations	—	957	—	957
Auction rate securities	—	—	68	68
Foreign debt securities	—	1,841	—	1,841
Publicly traded equity securities	114	—	—	114
Total cash and investments	$8,792	$8,716	$68	$17,576
Other items:
Strategic investments held at cost	$—	$—	$313	$313
Investment in joint venture	—	—	34	34
Convertible debt	—	(2,519)	—	(2,519)
Long-term debt	—	(5,440)	—	(5,440)
Foreign exchange derivative assets	—	40	—	40
Foreign exchange derivative liabilities	—	(32)	—	(32)
Commodity derivative liabilities	—	(1)	—	(1)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$1,454	$—	$—	$1,454
Cash equivalents	2,898	362	—	3,260
U.S. government and agency obligations	1,327	873	—	2,200
U.S. corporate debt securities	—	1,490	—	1,490
High yield corporate debt securities	—	519	—	519
Asset-backed securities	—	2	—	2
Municipal obligations	—	1,035	—	1,035
Auction rate securities	—	—	70	70
Foreign debt securities	—	1,279	—	1,279
Publicly traded equity securities	87	—	—	87
Total cash and investments	$5,766	$5,560	$70	$11,396
Other items:
Strategic investments held at cost	$—	$—	$352	$352
Investment in joint venture	—	—	33	33
Convertible debt	—	(2,666)	—	(2,666)
Foreign exchange derivative assets	—	30	—	30
Foreign exchange derivative liabilities	—	(35)	—	(35)
Commodity derivative liabilities	—	(1)	—	(1)

Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but two of our auction rate securities, with a market value of $16 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of June 30, 2013, the coupon rates used ranged from 0% to 4% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at June 30, 2013. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at June 30, 2013 and December 31, 2012 due to the narrowing of credit spreads on AA-rated banks during 2012 and into 2013.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three and six months ended June 30, 2013 and 2012 (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of the period	$68	$79	$70	$75
Calls at par value	—	—	(1)	—
Other-than-temporary impairment loss	—	(2)	(1)	(2)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	—	(3)	—	1
Balance, end of the period	$68	$74	$68	$74

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
In the fourth quarter of 2012, EMC and Lenovo formed a joint venture, LenovoEMC Limited, to provide NAS systems to small- and medium-sized businesses and distributed enterprise sites. EMC has a 49% ownership percentage of the joint venture. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value of our investment, we use a discounted cash flow model using a three year time horizon. The discount rate used was 6%, which represents the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs.

The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the three and six months ended June 30, 2013 (table in millions):

	June 30, 2013
	Three Months Ended	Six Months Ended
Balance, beginning of the period	$33	$33
Realized gain included in other income (expense)	1	1
Balance, end of period	$34	$34

The carrying value of the strategic investments held at cost were accounted for under the cost method. As part of our impairment review, we perform a fair value calculation of our strategic investments held at cost on a quarterly basis using the most currently available information. To determine the estimated fair value of private strategic investments held at cost, we use a combination of several valuation techniques including discounted cash flow models, acquisition comparables and trading comparables. In addition, we evaluate the impact of pre- and post-money valuations of recent financing events and the impact of those on our fully diluted ownership percentages, and we consider any available information regarding the issuer’s historical and forecasted performance as well as market comparables and conditions. The fair value of these investments is considered in our review for impairment if any events and changes in circumstances occur that might have a significant adverse effect on their value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

Unrealized losses on investments at June 30, 2013 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$2,181	$(5)	$8	$—	$2,189	$(5)
U.S. corporate debt securities	1,100	(7)	—	—	1,100	(7)
High yield corporate debt securities	200	(8)	—	—	200	(8)
Asset-backed securities	4	—	—	—	4	—
Municipal obligations	342	(2)	10	—	352	(2)
Auction rate securities	—	—	68	(4)	68	(4)
Foreign debt securities	879	(6)	—	—	879	(6)
Total	$4,706	$(28)	$86	$(4)	$4,792	$(32)
For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2013, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at June 30, 2013 are as follows (table in millions):

	June 30, 2013
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$3,617	$3,620
Due after 1 year through 5 years	5,341	5,339
Due after 5 years through 10 years	490	494
Due after 10 years	488	483
Total	$9,936	$9,936

6.  Inventories
Inventories consist of (table in millions):

	June 30, 2013	December 31, 2012
Work-in-process	$757	$606
Finished goods	476	595
	$1,233	$1,201
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual amounts due under the leases we retained as of June 30, 2013 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$103
Due within two years	69
Due within three years	58
Thereafter	1
Total	231
Less amounts representing interest	(5)
Present value	226
Current portion (included in accounts and notes receivable)	100
Long-term portion (included in other assets, net)	$126
Subsequent to June 30, 2013, we sold $5 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of June 30, 2013, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the six months ended June 30, 2013 and 2012 (table in millions):

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Balance, beginning of the period	$17	$24
Recoveries	(9)	(13)
Provisions	3	6
Balance, end of the period	$11	$17

Gross lease receivables totaled $231 million and $329 million as of June 30, 2013 and December 31, 2012, respectively, before the allowance. The components of these balances were individually evaluated for impairment.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	June 30, 2013	December 31, 2012
Furniture and fixtures	$209	$197
Equipment and software	5,636	5,345
Buildings and improvements	1,955	1,873
Land	121	121
Building construction in progress	250	197
	8,171	7,733
Accumulated depreciation	(4,880)	(4,588)
	$3,291	$3,145

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Building construction in progress at June 30, 2013 includes $74 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
We make investments in joint ventures. For each joint venture investment, we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of June 30, 2013, we have contributed $854 million in funding and $15 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other expense, net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, we have recorded net accumulated losses from VCE of $638 million since inception, of which $71 million and $140 million were recorded in the three and six months ending June 30, 2013, respectively, and $60 million and $115 million were recorded in the three and six months ended June 30, 2012, respectively.

We recognized $102 million and $176 million in revenue from sales of product and services to VCE during the three and six months ended June 30, 2013, respectively, and $75 million and $146 million for the three and six months ended June 30, 2012, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we had a receivable from VCE related to the administrative services agreement of $39 million and $44 million as of June 30, 2013 and December 31, 2012, respectively, included in other current assets in the consolidated balance sheets.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Accrued Expenses
Accrued expenses consist of (table in millions):

	June 30, 2013	December 31, 2012
Salaries and benefits	$932	$1,018
Product warranties	291	278
Dividends payable (see Note 12)	212	—
Partner rebates	179	187
Restructuring, current (See Note 13)	88	76
Derivatives	32	40
Other	937	923
	$2,671	$2,522
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and six months ended June 30, 2013 and 2012 (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of the period	$283	$263	$278	$255
Provision	51	40	96	88
Amounts charged to the accrual	(43)	(41)	(83)	(81)
Balance, end of the period	$291	$262	$291	$262
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
11.  Income Taxes

Our effective income tax rates were 22.4% and 17.7% for the three and six months ended June 30, 2013, respectively. Our effective income tax rates were 23.7% and 23.5% for the three and six months ended June 30, 2012, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the six months ended June 30, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the six months ended June 30, 2013, which reduced our effective tax rate for the six month period. For the three and six months ended June 30, 2012, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our effective income tax rate decreased in the three and six months ended June 30, 2013 from the three and six months ended June 30, 2012 primarily due to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 1.0% and 5.1% for the three and six months ended June 30, 2013, respectively. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, state taxes, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
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
12.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income attributable to EMC Corporation	$701	$650	$1,281	$1,236
Incremental dilution from VMware	(2)	(3)	(3)	(5)
Net income – dilution attributable to EMC Corporation	$699	$647	$1,278	$1,231
Denominator:
Weighted average shares, basic	2,092	2,096	2,097	2,082
Weighted common stock equivalents	29	42	30	44
Assumed conversion of the 2013 Notes and associated warrants	53	70	54	79
Weighted average shares, diluted	2,174	2,208	2,181	2,205
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the six months ended June 30, 2013. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 4 million for both the three and six months ended June 30, 2013 and 3 million and 4 million for the three and six months ended June 30, 2012, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in April 2008 and an additional 250 million shares of our common stock in February 2013. For the six months ended June 30, 2013, we spent $1.0 billion to repurchase 42 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 264 million shares at a total cost of $5.4 billion, leaving a remaining balance of 236 million shares authorized for future repurchases.  We plan to spend up to $3.5 billion by the end of the second quarter of 2014 and up to $6.0 billion by the end of 2015 on common stock repurchases.

Cash Dividend on Common Stock
On May 30, 2013, our Board of Directors declared a cash dividend of $0.10 per share of common stock. On July 23, 2013, EMC paid a cash dividend of $208 million to shareholders of record as of the close of business on July 1, 2013.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December 31, 2012(a)	$(9)	$64	$(109)	$(153)	$(1)	$(208)
Other comprehensive income (loss) before reclassifications	(56)	(29)	8	—	2	(75)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(8)	(8)	—	—	(16)
Net current period other comprehensive income (loss)	(56)	(37)	—	—	2	(91)
Balance at June 30, 2013(b)	$(65)	$27	$(109)	$(153)	$1	$(299)

(a)	Net of taxes (benefits) of $37 million for unrealized net gains on investments, $(67) million for unrealized net losses on derivatives and $(87) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $17 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(87) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 are as follows (tables in millions):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the three months ended June 30, 2013:

Net gain on investments:	$6	Investment income
	(2)	Provision for income tax
Net of tax	$4

Net gain on derivatives:
Foreign exchange contracts	$6	Product sales revenue
Foreign exchange contracts	(3)	Cost of product sales
Total net gain on derivatives before tax	3
	—	Provision for income tax
Net of tax	$3

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the six months ended June 30, 2013:

Net gain on investments:	$13	Investment income
	(5)	Provision for income tax
Net of tax	$8

Net gain on derivatives:
Foreign exchange contracts	$16	Product sales revenue
Foreign exchange contracts	(6)	Cost of product sales
Total net gain on derivatives before tax	10
	(2)	Provision for income tax
Net of tax	$8

13.  Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2013, we incurred restructuring and acquisition-related charges of $7 million and $155 million, respectively. For the three and six months ended June 30, 2012, we incurred restructuring and acquisition-related charges of $28 million and $53 million, respectively. For the three and six months ended June 30, 2013, EMC incurred $4 million and $85 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $0 million and $3 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2013, VMware incurred $2 million and $56 million, respectively, of restructuring charges related to workforce reductions as part of its current year restructuring program, $1 million and $10 million, respectively, of impairment charges related to its business realignment and $0 million and $1 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2012, we incurred $24 million and $48 million, respectively, of restructuring charges, primarily related to our 2012 restructuring programs and $4 million and $5 million, respectively, of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first quarter of 2013, EMC implemented a restructuring program to create further operational efficiencies which will result in a workforce reduction of approximately 1,000 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. The first quarter restructuring program is expected to result in a total charge of approximately $80 million, with total cash payments associated with the plan expected to be approximately $73 million. All of these actions are expected to be completed within a year of the start of each program.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the first quarter of 2013, VMware approved a business realignment plan to streamline its operations. The plan includes the elimination of approximately 750 positions across all major functional groups and geographies, and is expected to result in a charge in the range of $55 million to $60 million, of which $2 million and $56 million was recognized during the three and six months ended June 30, 2013, respectively. Additionally, VMware exited and is planning to exit certain lines of business and consolidated and is planning to consolidate facilities, which is expected to result in a total charge, including asset impairments recorded in the prior quarters, in the range of $20 million to $25 million, of which $1 million and $10 million was recognized during the three and six months ended June 30, 2013, respectively. All of these actions are expected to be completed by the end of 2013. The total cash expenditures associated with the plan are expected to be in the range of $50 million to $60 million. The associated cash payments are expected to be paid out primarily through the end of 2013.

During 2012, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 1,163 positions, of which 298 and 279 positions were identified in the first and second quarters of 2012, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2013.

For the three and six months ended June 30, 2013, we recognized $5 million and $12 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and six months ended June 30, 2012, we recognized $4 million and $8 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

The activity for the restructuring programs is presented below (tables in millions):
Three Months Ended June 30, 2013:

2013 EMC Programs
Category	Balance as of March 31, 2013	2013 Charges	Utilization	Balance as of June 30, 2013
Workforce reductions	$66	$2	$(23)	$45
Consolidation of excess facilities and other contractual obligations	—	3	(1)	2
Total	$66	$5	$(24)	$47

2013 VMware Programs
Category	Balance as of March 31, 2013	2013 Charges	Utilization	Balance as of June 30, 2013
Workforce reductions	$26	$2	$(26)	$2
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$26	$2	$(26)	$2

Other EMC Programs
Category	Balance as of March 31, 2013	Adjustments to the Provision	Utilization	Balance as of June 30, 2013
Workforce reductions	$46	$(3)	$(14)	$29
Consolidation of excess facilities and other contractual obligations	30	2	(5)	27
Total	$76	$(1)	$(19)	$56

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2013:

2013 EMC Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of June 30, 2013
Workforce reductions	$—	$81	$(36)	$45
Consolidation of excess facilities and other contractual obligations	—	3	(1)	2
Total	$—	$84	$(37)	$47

2013 VMware Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of June 30, 2013
Workforce reductions	$—	$56	$(54)	$2
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$56	$(54)	$2

Other EMC Programs
Category	Balance as of December 31, 2012	Adjustments to the Provision	Utilization	Balance as of June 30, 2013
Workforce reductions	$63	$(8)	$(26)	$29
Consolidation of excess facilities and other contractual obligations	28	9	(10)	27
Total	$91	$1	$(36)	$56
Three Months Ended June 30, 2012:

2012 EMC Programs
Category	Balance as of March 31, 2012	2012 Charges	Utilization	Balance as of June 30, 2012
Workforce reductions	$20	$23	$(9)	$34
Consolidation of excess facilities and other contractual obligations	1	4	(2)	3
Total	$21	$27	$(11)	$37

Other EMC Programs
Category	Balance as of March 31, 2012	Adjustments to the Provision	Utilization	Balance as of June 30, 2012
Workforce reductions	$31	$(3)	$(8)	$20
Consolidation of excess facilities and other contractual obligations	28	—	(2)	26
Total	$59	$(3)	$(10)	$46

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2012:

2012 EMC Programs
Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of June 30, 2012
Workforce reductions	$—	$46	$(12)	$34
Consolidation of excess facilities and other contractual obligations	—	5	(2)	3
Total	$—	$51	$(14)	$37

Other EMC Programs
Category	Balance as of December 31, 2011	Adjustments to the Provision	Utilization	Balance as of June 30, 2012
Workforce reductions	$50	$(6)	$(24)	$20
Consolidation of excess facilities and other contractual obligations	30	3	(7)	26
Total	$80	$(3)	$(31)	$46

In the three months ended June 30, 2013, VMware recorded a pre-tax gain of $32 million for the disposition of certain lines of business under its business realignment plan, which were no longer in line with VMware's core business priorities. The gain was recorded to other expense, net on the consolidated statements of income for the three and six months ended June 30, 2013.

As of June 30, 2013, VMware had $19 million in assets held for sale, primarily related to intangible assets for a business it exited in the third quarter of 2013. Additionally, $21 million in unearned revenues was reclassified to liabilities held for sale. Assets held for sale are reported in other current assets, while liabilities held for sale are reported in accrued expenses on the consolidated balance sheet as of June 30, 2013.
14.  Commitments and Contingencies
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
15.  Segment Information
In the quarter ended June 30, 2013, we began managing the Company as three federated businesses: EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security while Pivotal and VMware Virtual Infrastructure each operate as single segments.
On April 1, 2013, EMC and VMware formed Pivotal to build a new platform comprising next-generation data fabrics, application fabrics and a cloud-independent PaaS. EMC contributed substantially all assets and liabilities, including intellectual property and employees, related to its Greenplum and Pivotal Labs businesses. VMware contributed substantially all assets and liabilities, including intellectual property and employees, related to certain of its Cloud Application Platform products and services, including Cloud Foundry, Spring, Cetas, GemFire and other products from the VMware vFabric Suite. These contributions were recorded at the April 1, 2013 carrying value as this was a transaction with entities under common control.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 8, 2013, General Electric Company ("GE") purchased 10% of Pivotal's outstanding equity for approximately $105 million. At June 30, 2013, EMC consolidated held approximately 84% of the economic interest in Pivotal.  GE's interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements.
Beginning in the second quarter of 2013, EMC began presenting Pivotal as a separate reportable segment. We recast the segment disclosures for the prior financial reporting periods to separately present the operations of the Pivotal segment which has resulted in the transfer of revenue, gross profit, operating expenses and operating income from the Information Storage and VMware Virtual Infrastructure segments to Pivotal. These changes had no impact on the previously reported financial results for the Information Intelligence Group or RSA Information Security segments. In addition, none of these changes impacted our previously reported consolidated financial statements.
Our management measures are designed to assess performance of these reporting segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. Research and development expenses, selling, general and administrative expenses and restructuring and acquisition-related charges associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the EMC Information Infrastructure business level. EMC Information Infrastructure and Pivotal have not been allocated non-operating income (expense), net and income tax expense as these costs are managed centrally at the EMC Corporate level. Accordingly, for the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure, while for Pivotal, operating income is the operating performance measure. The VMware Virtual Infrastructure amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and six months ended June 30, 2013 and 2012 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
June 30, 2013
Revenues:
Product revenues	$2,568	$39	$98	$2,705	$24	$2,729
Services revenues	1,358	113	130	1,601	46	1,647
Total consolidated revenues	3,926	152	228	4,306	70	4,376

Gross profit	$2,230	$96	$148	$2,474	$26	$2,500
Gross profit percentage	56.8%	63.1%	65.1%	57.5%	37.1%	57.1%

Research and development				375	28	403
Selling, general and administrative				1,117	37	1,154
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,492	65	1,557

Operating income				$982	$(39)	$943

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2013
Revenues:
Product revenues	$2,729	$529	$—	$3,258
Services revenues	1,647	709	—	2,356
Total consolidated revenues	4,376	1,238	—	5,614

Gross profit	$2,500	$1,109	$(100)	$3,509
Gross profit percentage	57.1%	89.6%	—	62.5%

Research and development	403	207	85	695
Selling, general and administrative	1,154	489	142	1,785
Restructuring and acquisition-related charges	—	—	7	7
Total costs and expenses	1,557	696	234	2,487

Operating income	943	413	(334)	1,022

Non-operating income (expense), net	(77)	3	18	(56)
Income tax provision	214	93	(91)	216
Net income	652	323	(225)	750
Net income attributable to the non-controlling interest in VMware, Inc.	—	(68)	19	(49)
Net income attributable to EMC Corporation	$652	$255	$(206)	$701

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
June 30, 2012
Revenues:
Product revenues	$2,500	$45	$103	$2,648	$23	$2,671
Services revenues	1,287	108	117	1,512	40	1,552
Total consolidated revenues	3,787	153	220	4,160	63	4,223

Gross profit	$2,164	$102	$179	$2,445	$33	$2,478
Gross profit percentage	57.1%	67.0%	81.1%	58.8%	53.2%	58.7%

Research and development				363	33	396
Selling, general and administrative				1,114	36	1,150
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,477	69	1,546

Operating income				$968	$(36)	$932

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended:
June 30, 2012
Revenues:
Product revenues	$2,671	$508	$—	$3,179
Services revenues	1,552	580	—	2,132
Total consolidated revenues	4,223	1,088	—	5,311

Gross profit	$2,478	$964	$(95)	$3,347
Gross profit percentage	58.7%	88.5%	—	63.0%

Research and development	396	178	81	655
Selling, general and administrative	1,150	418	149	1,717
Restructuring and acquisition-related charges	—	—	28	28
Total costs and expenses	1,546	596	258	2,400

Operating income	932	368	(353)	947

Non-operating income (expense), net	(40)	5	(8)	(43)
Income tax provision	265	52	(103)	214
Net income	627	321	(258)	690
Net income attributable to the non-controlling interest in VMware, Inc.	—	(63)	23	(40)
Net income attributable to EMC Corporation	$627	$258	$(235)	$650

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Six Months Ended:
June 30, 2013
Revenues:
Product revenues	$5,028	$82	$198	$5,308	$48	$5,356
Services revenues	2,662	226	262	3,150	91	3,241
Total consolidated revenues	7,690	308	460	8,458	139	8,597

Gross profit	$4,309	$195	$301	$4,805	$52	$4,857
Gross profit percentage	56.0%	63.4%	65.2%	56.8%	37.7%	56.5%

Research and development				739	56	795
Selling, general and administrative				2,193	75	2,268
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				2,932	131	3,063

Operating income				$1,873	$(79)	$1,794

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2013
Revenues:
Product revenues	$5,356	$1,013	$—	$6,369
Services revenues	3,241	1,391	—	4,632
Total consolidated revenues	8,597	2,404	—	11,001

Gross profit	$4,857	$2,150	$(200)	$6,807
Gross profit percentage	56.5%	89.4%	—	61.9%

Research and development	795	397	178	1,370
Selling, general and administrative	2,268	939	292	3,499
Restructuring and acquisition-related charges	—	—	155	155
Total costs and expenses	3,063	1,336	625	5,024

Operating income	1,794	814	(825)	1,783

Non-operating income (expense), net	(150)	7	17	(126)
Income tax provision	402	176	(286)	292
Net income	1,242	645	(522)	1,365
Net income attributable to the non-controlling interest in VMware, Inc.	—	(130)	46	(84)
Net income attributable to EMC Corporation	$1,242	$515	$(476)	$1,281

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Six Months Ended:
June 30, 2012
Revenues:
Product revenues	$4,937	$82	$199	$5,218	$44	$5,262
Services revenues	2,513	217	228	2,958	63	3,021
Total consolidated revenues	7,450	299	427	8,176	107	8,283

Gross profit	$4,210	$192	$312	$4,714	$53	$4,767
Gross profit percentage	56.5%	64.3%	73.1%	57.7%	49.5%	57.6%

Research and development				691	61	752
Selling, general and administrative				2,191	75	2,266
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				2,882	136	3,018

Operating income				$1,832	$(83)	$1,749

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2012
Revenues:
Product revenues	$5,262	$986	$—	$6,248
Services revenues	3,021	1,137	—	4,158
Total consolidated revenues	8,283	2,123	—	10,406

Gross profit	$4,767	$1,882	$(188)	$6,461
Gross profit percentage	57.6%	88.6%	—	62.1%

Research and development	752	339	153	1,244
Selling, general and administrative	2,266	809	292	3,367
Restructuring and acquisition-related charges	—	—	53	53
Total costs and expenses	3,018	1,148	498	4,664

Operating income	1,749	734	(686)	1,797

Non-operating income (expense), net	(78)	12	(11)	(77)
Income tax provision	474	118	(187)	405
Net income	1,197	628	(510)	1,315
Net income attributable to the non-controlling interest in VMware, Inc.	—	(122)	43	(79)
Net income attributable to EMC Corporation	$1,197	$506	$(467)	$1,236

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$2,963	$2,857	$5,795	$5,490
Europe, Middle East and Africa	1,486	1,400	2,963	2,865
Asia Pacific and Japan	835	748	1,573	1,459
Latin America, Mexico and Canada	330	306	670	592
Total	$5,614	$5,311	$11,001	$10,406
No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2013 or 2012.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,166 million at June 30, 2013 and $3,994 million at December 31, 2012. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $802 million at June 30, 2013 and $698 million at December 31, 2012. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at June 30, 2013 or December 31, 2012.

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

Certain tables may not add or recalculate due to rounding.
INTRODUCTION
In the quarter ended June 30, 2013, we began managing the Company as three federated businesses: EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure.  This approach allows each of the three businesses to individually build products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same ultimate goal of helping customers leverage Cloud, Big Data and Trusted Information Technology (“IT”) to maximize control, efficiency and choice.  By dividing our strategy and executional focus across these three businesses, we can focus on each of their respective missions and offer customers horizontal solutions and more choices than they get from our competitors.  We believe this strategy provides us with the opportunity to take advantage of the solid growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.
Cloud Computing leverages an on-demand, self-managed, virtualized infrastructure to deliver IT as a Service in a more efficient, flexible and cost-effective manner. With the rise of trends towards mobile, social and Big Data, customers are finding greater efficiency through the available choice from cloud infrastructures where the private, public or hybrid cloud turns IT into a service that can be utilized on-demand. Accordingly, customers are increasingly recognizing that their ability to compete is tied to the efficiency, flexibility and agility of their IT operations and that transitioning to a cloud-based architecture will be a key component to their success. We believe our offerings are well-suited to capitalize on this trend as it unfolds over the next several years.
Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications (e.g. medical, entertainment, energy, telemetry and geophysical), social media and other web repositories. It is triggering new approaches for our customers to derive business insight and create new opportunities to expand revenues.
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
We believe we are well-positioned in these markets to continue assisting our customers in storing, managing and unlocking the value contained within their information and to enable them to leverage our data-centric approach to security to take full advantage of Cloud Computing and Big Data.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share though our strong and ever expanding portfolio of offerings while investing in the business. In the second quarter ended June 30, 2013, we continued to innovate and invest in expanding our total addressable market through increased internal research and development (“R&D”). Our investment in new technologies and solutions is reflected in our roadmap for the second half of 2013, with numerous innovations, refreshes and brand-new products as well as business acquisitions. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in IT history is creating enormous opportunities in Cloud Computing, Big Data and Trust.
Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to Cloud Computing and benefit from Big Data in the most advantageous manner for their businesses. As IT headcount grows at a fraction of the pace of data and the demands from the data center escalate, customers continue to look for simple and scalable ways to build out their IT-as-a-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

service function. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data to meet these needs: our best of breed infrastructure components, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel. Our service provider program continues to be an important part of our strategy to lead our customers to the public cloud.
Pivotal
In April 2013, we, along with VMware and an investment from General Electric Company (“GE”), officially formed Pivotal, which is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-service ("PaaS") to support Cloud Computing and Big and Fast Data Applications. The first version of this platform, Pivotal One, will be launched before the end of the year. Additionally, Pivotal is actively engaging with other industry players with the intention of working together to expand the ecosystem. We expect 2013 to be a transition year for Pivotal, and we believe we are positioning the business for rapid growth in 2014 and beyond.
VMware Virtual Infrastructure
VMware's financial focus is on long-term revenue growth to enable it to fund its expansion of industry segment share and evolve its virtualization-based products for data centers, end-user devices and Cloud Computing through a combination of internal development and acquisitions. VMware expects to grow its business by building long-term relationships with its customers through the adoption of enterprise license agreements (“ELAs”). Additionally, VMware has made, and expects to continue to consider, strategic business acquisitions in the future.
In January 2013, VMware announced a realignment of its strategy to refocus its resources and investments in support of three growth priorities that focus on its core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. The software-defined data center ("SDDC") is where increasingly infrastructure is virtualized and delivered as a service, and the control of this data center is entirely automated by software. For the SDDC, VMware plans to continue to invest in the development and delivery of innovations in networking, security, storage and management as they continue to roll out and enhance the features of their vCloud Suite. For the hybrid cloud, VMware is introducing a public cloud infrastructure as a service offering designed to be completely interoperable with its customers' VMware virtualized infrastructure. For end-user computing, VMware plans to enhance their offerings to enable a virtual workspace for both existing PC environments and emerging mobile devices in a secure enterprise environment.
On a consolidated basis, our vision, strategy, robust product roadmap with our upcoming product launches as well as our continued steady execution positions us to continue to anticipate and capitalize on the evolving trends of Cloud Computing, Big Data and Trust in 2013. As a result, we believe our federated businesses will grow faster than the markets we serve in the second half of the year, while simultaneously investing in the business and growing earnings per share at a rate faster than the rate at which we will grow our revenue.
RESULTS OF OPERATIONS
Revenues
The following tables present total revenue by our segments (in millions):

	For the Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Information Storage	$3,926	$3,787	$139	4%
Information Intelligence Group	152	153	—	—
RSA Information Security	228	220	7	3
Pivotal	70	63	7	11
VMware Virtual Infrastructure	1,238	1,088	150	14
Total revenues	$5,614	$5,311	$303	6%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Information Storage	$7,690	$7,450	$240	3%
Information Intelligence Group	308	299	10	3
RSA Information Security	460	427	33	8
Pivotal	139	107	32	30
VMware Virtual Infrastructure	2,404	2,123	281	13
Total revenues	$11,001	$10,406	$595	6%

Consolidated product revenues increased 3% and 2% to $3,258 million and $6,369 million for the three and six months ended June 30, 2013, respectively. The growth was driven by the continued demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures and analyze and protect the data within their data centers.

The Information Storage segment’s product revenues increased 3% and 2% to $2,568 million and $5,028 million for the three and six months ended June 30, 2013, respectively. Revenue from the High-end Storage business, which primarily includes revenues from EMC Symmetrix, increased 5% and 7% for the three and six months ended June 30, 2013, respectively, due to increasing demand from existing and new customers for storage solutions with high performance, consolidation and automation in demanding virtual data center environments, many of which are evolving into private clouds or are powering public clouds. Revenue from the Unified and Backup Recovery business improved largely due to our backup recovery purpose-built appliance businesses, Data Domain and Avamar, which continued to grow and gain market share. Our Unified business was affected by broad customer anticipation of the next generation VNX launch which is expected in the third quarter of 2013. Revenue from the Emerging Storage business, which primarily includes product and maintenance revenues from EMC Isilon, EMC Atmos, EMC VPLEX, EMC RecoverPoint, ASD Suites and EMC Xtrem families, increased 39% and 32% for the three and six months ended June 30, 2013, respectively. The scale-out file offering from EMC Isilon continues to deliver strong revenue growth in its traditional areas of strength and as it expands its presence in enterprise environments. The EMC Atmos object-based cloud storage solution exhibited strong growth.

The Pivotal segment’s product revenues increased 4% and 8% to $24 million and $48 million for the three and six months ended June 30, 2013, respectively. Pivotal has made good progress since its formal launch on April 1 with its existing products such as Greenplum and Gemfire continuing to have significant design wins. The Pivotal team is building a new platform, Pivotal One, comprising next-generation data fabrics, application fabrics and a cloud-independent PaaS.

The VMware Virtual Infrastructure segment’s product revenues increased 4% and 3% to $529 million and $1,013 million for the three and six months ended June 30, 2013, respectively. VMware’s license revenues increased primarily due to demand for product offerings like the vCloud and vSphere with operations management and automation as customers' needs related to developing the software-defined data center, hybrid cloud and end-user computing continue. During the three months ended June 30, 2013 and 2012, ELAs comprised 37% and 29%, respectively, and ELAs comprised 33% and 26%, respectively, of total sales during the six months ended June 30, 2013 and 2012.

The RSA Information Security segment’s product revenues decreased 5% and 1% to $98 million and $198 million for the three and six months ended June 30, 2013, respectively. The decrease in product revenues during the three and six month period was primarily attributable to our focus on customer migration to our new Authentication Manager 8.0 product release rather than customer acquisition as well as the timing of some large orders in our Identity and Protection business. This decrease was partially offset by growth in our Security Analytics Suite and Compliance offerings.

The Information Intelligence Group segment’s product revenues decreased 14% and increased 1% to $39 million and $82 million for the three and six months ended June 30, 2013, respectively. This business continues to make progress as it transitions to more cloud friendly offerings and vertical based solutions. In addition, we saw good growth from our new initiatives such as Syncplicity.

Consolidated services revenues increased 10% and 11% to $2,356 million and $4,632 million for the three and six months ended June 30, 2013, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased demand for maintenance-related services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

In addition, we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 5% and 6% to $1,358 million and $2,662 million for the three and six months ended June 30, 2013, respectively. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with a larger installed base. In addition, a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications also contributed to the increase in services revenues.

The Pivotal segment’s services revenues increased 15% and 45% to $46 million and $91 million for the three and six months ended June 30, 2013, respectively. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with the growing installed base.

The VMware Virtual Infrastructure segment’s services revenues increased 22% to $709 million and $1,391 million for the three and six months ended June 30, 2013, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 11% and 16% to $130 million and $262 million for the three and six months ended June 30, 2013, respectively. Services revenues increased due to an increase in maintenance revenues and professional services resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues increased 6% and 4% to $113 million and $226 million for the three and six months ended June 30, 2013, respectively. The increase in services revenues was due to increased customer demand for the new initiatives and strategic services businesses.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	June 30, 2013	June 30, 2012	% Change

United States	$2,963	$2,857	4%
Europe, Middle East and Africa	1,486	1,400	6
Asia Pacific and Japan	835	748	12
Latin America, Mexico and Canada	330	306	8
Total revenues	$5,614	$5,311	6%

	For the Six Months Ended
	June 30, 2013	June 30, 2012	% Change

United States	$5,795	$5,490	6%
Europe, Middle East and Africa	2,963	2,865	3
Asia Pacific and Japan	1,573	1,459	8
Latin America, Mexico and Canada	670	592	13
Total revenues	$11,001	$10,406	6%
Revenues increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 in all of our geographic markets.
Changes in exchange rates negatively impacted revenue growth by 0.7% and 0.6% for the three and six months ended June 30, 2013, respectively. The impact of the change in rates was most significant in Japan and Brazil.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Cost of revenue:
Information Storage	$1,696	$1,623	$73	4%
Information Intelligence Group	56	51	6	11
RSA Information Security	80	41	38	91
Pivotal	44	30	14	49
VMware Virtual Infrastructure	129	124	5	4
Corporate reconciling items	100	95	5	6
Total cost of revenue	2,105	1,964	141	7
Gross margins:
Information Storage	2,230	2,164	66	3
Information Intelligence Group	96	102	(6)	(6)
RSA Information Security	148	179	(31)	(17)
Pivotal	26	33	(7)	(22)
VMware Virtual Infrastructure	1,109	964	145	15
Corporate reconciling items	(100)	(95)	(5)	6
Total gross margin	3,509	3,347	162	5
Operating expenses:
Research and development(1)	695	655	39	6
Selling, general and administrative(2)	1,785	1,717	68	4
Restructuring and acquisition-related charges	7	28	(21)	(75)
Total operating expenses	2,487	2,400	87	4
Operating income	1,022	947	75	8
Investment income, interest expense and other expenses, net	(56)	(43)	(13)	29
Income before income taxes	966	904	62	7
Income tax provision	216	214	2	1
Net income	750	690	60	9
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(49)	(40)	(9)	22
Net income attributable to EMC Corporation	$701	$650	$51	8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Cost of revenue:
Information Storage	$3,381	$3,241	$141	4%
Information Intelligence Group	113	106	7	6
RSA Information Security	160	115	45	39
Pivotal	86	54	32	60
VMware Virtual Infrastructure	254	241	13	5
Corporate reconciling items	200	188	12	6
Total cost of revenue	4,194	3,945	249	6
Gross margins:
Information Storage	4,309	4,210	99	2
Information Intelligence Group	195	192	3	2
RSA Information Security	301	312	(12)	(4)
Pivotal	52	53	(1)	(1)
VMware Virtual Infrastructure	2,150	1,882	269	14
Corporate reconciling items	(200)	(188)	(12)	6
Total gross margin	6,807	6,461	346	5
Operating expenses:
Research and development(3)	1,370	1,244	126	10
Selling, general and administrative(4)	3,499	3,367	133	4
Restructuring and acquisition-related charges	155	53	101	189
Total operating expenses	5,024	4,664	360	8
Operating income	1,783	1,797	(14)	(1)
Investment income, interest expense and other expenses, net	(126)	(77)	(49)	65
Income before income taxes	1,657	1,720	(63)	(4)
Income tax provision	292	405	(113)	(28)
Net income	1,365	1,315	50	4
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(84)	(79)	(5)	6
Net income attributable to EMC Corporation	$1,281	$1,236	$45	4%
___________

(1)	Amount includes corporate reconciling items of $85 million and $81 million for the three months ended June 30, 2013 and 2012, respectively.

(2)	Amount includes corporate reconciling items of $142 million and $149 million for the three months ended June 30, 2013 and 2012, respectively.

(3)	Amount includes corporate reconciling items of $178 million and $153 million for the six months ended June 30, 2013 and 2012, respectively.

(4)	Amount includes corporate reconciling items of $292 million and $292 million for the six months ended June 30, 2013 and 2012, respectively.
Gross Margins
Overall our gross margin percentages were 62.5% and 63.0% for the three months ended June 30, 2013 and 2012, respectively. The slight decrease in the gross margin percentage in the second quarter of 2013 compared to 2012 was attributable to the RSA Information Security segment, which decreased overall gross margins by 65 basis points, the Information Storage segment, which decreased overall gross margins by 38 basis points, the Pivotal segment, which decreased overall gross margins by 22 basis points and the Information Intelligence Group segment, which decreased overall gross margins by 11 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 94 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

and amortization of VMware’s capitalized software from prior periods decreased the consolidated gross margin percentage by 10 basis points.
Overall gross margin percentages were 61.9% and 62.1% for the six months ended June 30, 2013 and 2012, respectively. The slight decrease in the gross margin percentage in the first half of 2013 compared to 2012 was attributable to the Information Storage segment, which decreased overall gross margins by 46 basis points, the RSA Information Security segment, which decreased overall gross margins by 30 basis points, the Pivotal segment, which decreased overall gross margins by 19 basis points and the Information Intelligence Group segment, which decreased overall gross margins by 3 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 88 basis points and the increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and amortization of VMware’s capitalized software from prior periods decreased the consolidated gross margin percentage by 11 basis points.
For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and amortization of VMware’s capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $5 million in the corporate reconciling items for the three months ended June 30, 2013 compared to the same period in 2012 was attributable to a $11 million increase in acquisition-related intangible asset amortization expense, partially offset by a $5 million decrease in amortization of VMware’s capitalized software from prior periods and a $1 million decrease in stock-based compensation expense. The increase of $12 million in corporate reconciling items for the six months ended June 30, 2013 compared to the same period in 2012 was attributable to a $25 million increase in acquisition-related intangible asset amortization expense, partially offset by a $11 million decrease in amortization of VMware’s capitalized software from prior periods and a $2 million decrease in stock-based compensation expense.
The gross margin percentages for the Information Storage segment were 56.8% and 57.1% for the three months ended June 30, 2013 and 2012, respectively, and were 56.0% and 56.5% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage for the three months ended June 30, 2013 compared to the same period in 2012 was attributable to reduced service margins driven by a build up in consulting capabilities and higher customer service field activity. The decrease in gross margin percentage for the six months ended June 30, 2013 compared to the same period in 2012 was attributable to reduced service margins as well as reduced product margins in the first quarter of 2013 driven by an increase in fixed costs as a result of the back-end nature of the quarter.
The gross margin percentages for the Pivotal segment were 37.1% and 53.2% for the three months ended June 30, 2013 and 2012, respectively, and were 37.7% and 49.5% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to a decrease in product margins resulting from an increase in sales of lower margin products as well as a decrease in service margins as we build out the service capabilities of this new business.
The gross margin percentages for the VMware Virtual Infrastructure segment were 89.6% and 88.5% for the three months ended June 30, 2013 and 2012, respectively, and were 89.4% and 88.6% for the six months ended June 30, 2013 and 2012, respectively. The increase in gross margin percentage for both the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily attributable to improvements in services margins due to growth in maintenance revenue.
The gross margin percentages for the RSA Information Security segment were 65.1% and 81.1% for the three months ended June 30, 2013 and 2012, respectively, and were 65.2% and 73.1% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to an atypically higher gross margin in 2012 due to the release of the residual reserve related to the one-time impact of RSA remediation associated with working with customers to implement remediation programs which occurred in the three months ended June 30, 2012.
The gross margin percentages for the Information Intelligence Group segment were 63.1% and 67.0% for three months ended June 30, 2013 and 2012, respectively, and were 63.4% and 64.3% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage for both the three and six months ended June 30, 2013 compared to the same periods in 2012 was attributable to a decrease in sales of higher margin products.
Research and Development
As a percentage of revenues, R&D expenses were 12% for both the three months ended June 30, 2013 and 2012 and were 13% and 12% for the six months ended June 30, 2013 and 2012, respectively. R&D expenses increased $39 million and $127 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and infrastructure costs, slightly offset by depreciation expense. Personnel-related costs increased by $41 million and $119 million, infrastructure costs increased by $5 million and $12 million and depreciation expense decreased by $6 million and increased $1 million for the three and six months ended June 30, 2013, respectively.
Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, increased $2 million and $25 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. Stock-based compensation expense increased $3 million and $26 million, respectively, partially offset by a decrease in intangible asset amortization of $1 million for both the three and six months ended June 30, 2013.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9% for both the three months ended June 30, 2013 and 2012 and were 9% and 8% for the six months ended June 30, 2013 and 2012, respectively. R&D expenses increased $13 million and $49 million for the three and six months ended June 30, 2013, respectively, primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and facility costs. Personnel-related costs increased by $5 million and $33 million, depreciation expense increased by $5 million and $9 million and infrastructure costs increased by $3 million and $8 million for the three and six months ended June 30, 2013, respectively.
R&D expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 40% and 52% for the three months ended June 30, 2013 and 2012, respectively, and were 40% and 57% for the six months ended June 30, 2013 and 2012, respectively. R&D expenses decreased $6 million for both the three and six months ended June 30, 2013 primarily due to lower personnel-related costs as the business continues to transition to its new strategic focus.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17% and 16% for the three months ended June 30, 2013 and 2012, respectively, and were 17% and 16% for the six months ended June 30, 2013 and 2012, respectively. R&D expenses increased $29 million and $58 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 largely due to increases in personnel-related costs of $28 million and $50 million driven by incremental headcount from strategic hiring as well as increases in depreciation costs of $3 million and $4 million, respectively. In addition, during the six months ended June 30, 2013, infrastructure costs increased by $5 million.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32% for both the three and six months ended June 30, 2013 and 2012. SG&A expenses increased by $69 million and $133 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions including variable compensation bonuses and commissions, travel costs and depreciation expense. Personnel-related costs increased by $74 million and $126 million and infrastructure costs increased by $7 million and $3 million during the three and six months ended June 30, 2013, respectively. Partially offsetting these increases were decreases in travel of $8 million and $2 million for the three and six months ended June 30, 2013, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation and intangible asset amortization, decreased $5 million and increased $2 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. Intangible asset amortization decreased $2 million and $4 million and stock-based compensation expense decreased $2 million and increased $5 million for the three and six months ended June 30, 2013, respectively.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26% and 27% for the three and six months ended June 30, 2013 and 2012, respectively. SG&A expenses increased $3 million and remained flat for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012 primarily due to decreases in personnel-related costs and business development costs during 2012, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and depreciation expense. Personnel-related costs increased by $7 million and $1 million, business development costs increased by $2 million and $5 million and depreciation expense decreased by $2 million and remained flat for the three and six months ended June 30, 2013, respectively.

SG&A expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 53% and 59% for the three months ended June 30, 2013 and 2012, respectively, and were 55% and 70% for the six months ended June 30, 2013, respectively. SG&A expenses remained flat as the business continues to transition to its new strategic focus.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40% and 39% for the three months ended June 30, 2013 and 2012, respectively, and were 39% and 38% for the six months ended June 30, 2013 and 2012, respectively. SG&A expenses increased $71 million and $131 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012 primarily due to growth in personnel-related expenses of $38 million and $92 million in the three and six months ended June 30, 2013, respectively, driven by incremental headcount. In addition, there were increases in commissions of $31 million and $47 million during the three and six months ended June 30, 2013, respectively.
Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2013, we incurred restructuring and acquisition-related charges of $7 million and $155 million, respectively. For the three and six months ended June 30, 2012, we incurred restructuring and acquisition-related charges of $28 million and $53 million, respectively. For the three and six months ended June 30, 2013, EMC incurred $4 million and $85 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $0 million and $3 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2013, VMware incurred $2 million and $56 million, respectively, of restructuring charges related to workforce reductions as part of its current year restructuring program, $1 million and $10 million, respectively, of impairment charges related to its business realignment and $0 million and $1 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and six months ended June 30, 2012, we incurred $24 million and $48 million, respectively, of restructuring charges, primarily related to our 2012 restructuring programs and $4 million and $5 million, respectively, of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first quarter of 2013, EMC implemented a restructuring program to create further operational efficiencies which will result in a workforce reduction of approximately 1,000 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. The first quarter restructuring program is expected to result in a total charge of approximately $80 million, with total cash payments associated with the plan expected to be approximately $73 million. All of these actions are expected to be completed within a year of the start of each program.

In the first quarter of 2013, VMware implemented a plan to streamline its operations in order to focus its business on strategic areas it has determined to be most compelling. The plan includes the elimination of approximately 750 positions across all major functional groups and geographies, and is expected to result in a charge in the range of $55 million to $60 million, of which $2 million and $56 million was recognized during the three and six months ended June 30, 2013, respectively. Additionally, VMware exited and is planning to exit certain lines of business and consolidated and is planning to consolidate facilities, which is expected to result in a total charge, including asset impairments, in the range of $20 million to $25 million, of which $1 million and $10 million was recognized during the three and six months ended June 30, 2013, respectively. All of these actions are expected to be completed by the end of 2013. The total cash expenditures associated with the plan are expected to be in the range of $50 million to $60 million. The associated cash payments are expected to be paid out primarily through the end of 2013.

During 2012, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 1,163 positions, of which 298 and 279 positions were identified in the first and second quarters of 2012, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2013.
Investment Income
Investment income was $34 million and $26 million for the three months ended June 30, 2013 and 2012, respectively, and was $67 million and $55 million for the six months ended June 30, 2013 and 2012, respectively. Investment income increased for both the three and six months ended June 30, 2013 when compared to the same periods in 2012 primarily due to an increase in net realized gains. For the three months ended June 30, 2013, interest income was $26 million and net realized gains were $7 million. For the six months ended June 30, 2013, interest income was $52 million and net realized gains were $12 million. Additionally, interest income was $26 million and $52 million and net realized (losses) gains were $(1) million and $2 million for the three and six months ended June 30, 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Interest Expense
Interest expense was $31 million and $18 million for the three months ended June 30, 2013 and 2012, respectively, and was $51 million and $37 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense consists primarily of interest on the 2013 Notes and the Notes. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $16 million and $15 million for the three months ended June 30, 2013 and 2012, respectively, and $31 million and $30 million for the six months ended June 30, 2013 and 2012, respectively, as we are accreting the 2013 Notes to their stated values over their term. Also included in interest expense is the amortization of the debt discount and debt issuance fees attributable to the Notes. See Note 4 to the consolidated financial statements.

Other Expense, Net
Other expense, net was $59 million and $51 million for the three months ended June 30, 2013 and 2012, respectively, and was $142 million and $95 million for the six months ended June 30, 2013 and 2012, respectively. Other expense, net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $71 million and $60 million for the three months ended June 30, 2013 and 2012, respectively, and $140 million and $115 million for the six months ended June 30, 2013 and 2012, respectively, and foreign currency exchange losses. Losses on interest rate swaps were $40 million for the three and six months ended June 30, 2012. Net gains from the sale of strategic investments held at cost were $45 million and $68 million for the three and six months ended June 30, 2012, respectively. In addition, during the three months ended June 30, 2013, we recorded net gains on the divestiture of businesses of $19 million as compared to the three months ended June 30, 2012, where we recorded a gain on our strategic investment in XtremIO of $32 million.

The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63.2% at June 30, 2013, and represents our share of the net losses of the joint venture net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note 9 to the consolidated financial statements.

Provision for Income Taxes

Our effective income tax rates were 22.4% and 17.7% for the three and six months ended June 30, 2013, respectively. Our effective income tax rates were 23.7% and 23.5% for the three and six months ended June 30, 2012, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the six months ended June 30, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the six months ended June 30, 2013, which reduced our effective tax rate for the six month period. For the three and six months ended June 30, 2012, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions.

Our effective income tax rate decreased in the three and six months ended June 30, 2013 from the three and six months ended June 30, 2012 primarily due to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 1.0% and 5.1% for the three and six months ended June 30, 2013, respectively. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, state taxes, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

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

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $49 million and $40 million for the three months ended June 30, 2013 and 2012, respectively, and was $84 million and $79 million for the six months ended June 30, 2013 and 2012, respectively. The increase in both the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to increases in VMware’s net income. VMware’s net income was $244 million and $192 million for the three months ended June 30, 2013 and 2012, respectively, and was $418 million and $383 million for the six months ended June 30, 2013 and 2012, respectively. The weighted average non-controlling interest in VMware was approximately 20% and 21% for the three and six months ended June 30, 2013 and 2012, respectively. In the first quarter of 2010, we announced a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. During the six months ended June 30, 2013, EMC purchased approximately 2 million VMware shares for approximately $150 million.

Financial Condition

Cash provided by operating activities was $2,941 million and $2,925 million for the six months ended June 30, 2013 and 2012, respectively. Cash received from customers was $12,007 million and $11,286 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash received from customers was attributable to an increase in sales volume and strong customer collections. Cash paid to suppliers and employees was $8,485 million and $8,051 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the six months ended June 30, 2013 and 2012, we paid $642 million and $308 million, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. The higher payments in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were primarily driven by higher pretax income and lower stock-based compensation and tax depreciation deductions in 2012 compared to 2011.

Cash used in investing activities was $4,534 million and $1,788 million for the six months ended June 30, 2013 and 2012, respectively. Cash used for business acquisitions, strategic and other investments was $253 million and $590 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was primarily due to EMC acquiring three and eight companies in the six months ended June 30, 2013 and 2012, respectively. In the six months ended June 30, 2013 and 2012, we also provided funding of $158 million and $107 million, respectively, to our joint ventures VCE and Canopy, our joint venture with Atos. During the six months ended June 30, 2013, VMware received $31 million from dispositions of certain lines of business. During the six months ended June 30, 2012, we used $24 million on the settlement of interest rate swap contracts. Capital additions were $437 million and $332 million for the six months ended June 30, 2013 and 2012, respectively. Capitalized software development costs were $219 million and $207 million for the six months ended June 30, 2013 and 2012, respectively. Net purchases of investments were $3,498 million and $552 million for the six months ended June 30, 2013 and 2012, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments.

Cash used in financing activities was $4,447 million and $1,669 million for the six months ended June 30, 2013 and 2012, respectively. We received $5,463 million through the issuance of long-term notes in the six months ended June 30, 2013 and we spent $1,714 million for repayment of our convertible debt in the six months ended June 30, 2012. We spent $991 million and $260 million to repurchase 42 million and 10 million shares of our common stock for the six months ended June 30, 2013 and 2012, respectively. We also spent $160 million and $95 million to purchase 2 million and 1 million shares of VMware’s common

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

stock in the six months ended June 30, 2013 and 2012, respectively. Additionally, in the six months ended June 30, 2013 and 2012, VMware spent $302 million and $178 million to repurchase 4 million and 2 million shares, respectively, of its common stock. We generated $290 million and $444 million during the six months ended June 30, 2013 and 2012, respectively, from the issuance of common stock. We generated $63 million and $155 million during the six months ended June 30, 2013 and 2012, respectively, of excess tax benefits from stock-based compensation. Additionally, during the six months ended June 30, 2013, Pivotal received a $105 million capital contribution from GE.
On May 30, 2013, EMC announced a quarterly cash dividend of $0.10 per share of common stock. On July 23, 2013, EMC paid a cash dividend of $208 million to shareholders of record as of the close of business on July 1, 2013.

We expect to continue to generate positive cash flows from operations for the remainder of 2013 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

In June 2013, we issued $5,500 million aggregate principal amount of senior notes (collectively, the "Notes"). The Notes pay a fixed rate of interest semi-annually in arrears with the first interest payment commencing on December 1, 2013. The proceeds from the Notes will be used to satisfy cash payment obligations at the maturity, or upon the conversion, of the outstanding 2013 Notes as well as for general corporate purposes including stock repurchases, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of June 30, 2013, we were in compliance with all debt covenants which are customary in nature.

The 2011 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2011 Notes at the end of 2011. Pursuant to the settlement terms, the majority of the converted 2011 Notes were not settled until January 9, 2012. At that time, we paid the noteholders $1,700 million in cash for the outstanding principal and 30 million shares for the $661 million excess of the conversion value over the principal amount, as prescribed by the terms of the 2011 Notes.

The remaining $1,669 million of the 2013 Notes is due in November 2013. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended June 30, 2013, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through September 1, 2013, at which time they are fully convertible until maturity. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof. Approximately $30 million of the 2013 Notes have been converted as of June 30, 2013.
In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In the fourth quarter of 2011, we exercised 108 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 30 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. The remaining 108 million of the Purchased Options expire on December 1, 2013.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 18, 2014. During the first quarter of 2012, the exercised warrants were settled with 32.3 million shares of our common stock.

At June 30, 2013, our total cash, cash equivalents, and short-term and long-term investments were $17,576 million. This balance includes approximately $5,323 million held by VMware, of which $3,737 million is held overseas, and $3,033 million held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC used certain non-GAAP financial measures in the three months ended June 30, 2013 which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, the amortization of VMware’s capitalized software from prior periods and infrequently occurring gains, losses and charges to measure its gross margin, operating margin, non-operating income (expense), net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to capital expenditures and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.
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
Our non-GAAP operating results for the three months ended June 30, 2013 and 2012 were as follows (in millions):

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Gross margin	$3,609	$3,418
Gross margin percentage	64.3%	64.4%
Operating income	1,356	1,275
Operating margin percentage	24.2%	24.0%
Income tax provision	308	310
Net income attributable to EMC	907	867
Diluted earnings per share attributable to EMC	$0.42	$0.39
The slight decrease in non-GAAP gross margin percentage was attributable to a positive mix shift to higher margin products offset by reduced service margins driven by a build up in consulting capabilities and higher customer service field activity. The improvement in the non-GAAP operating margin percentage was attributable to growing operating expenses slower than revenue year-over-year resulting from management's emphasis on expense control during the second quarter of 2013.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended June 30, 2013
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Net gain on disposition of certain lines of business and other	Non-GAAP
Gross margin	$3,509	$30	$58	$—	$12	$—	$3,609
Operating income	1,022	218	97	7	12	—	1,356
Income tax provision	216	62	28	2	4	(5)	308
Net income attributable to EMC	701	140	65	5	7	(11)	907
Diluted earnings per share attributable to EMC	$0.32	$0.07	$0.03	$—	$—	$—	$0.42

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Three Months Ended June 30, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	RSA special charge (release)	Loss on interest rate swaps	Gain on strategic investment	Non-GAAP
Gross margin	$3,347	$31	$46	$—	$18	$(24)	$—	$—	$3,418
Operating income	947	219	88	28	18	(24)	—	—	1,275
Income tax provision	214	47	28	6	6	(6)	15	—	310
Net income attributable to EMC	650	154	57	22	10	(18)	24	(32)	867
Diluted earnings per share attributable to EMC	$0.29	$0.07	$0.03	$0.01	$—	$(0.01)	$0.01	$(0.01)	$0.39
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the six months ended June 30, 2013, our free cash flow was $2,285 million, an decrease of 4% compared to the free cash flow generated for the six months ended June 30, 2012. The free cash flow for the six months ended June 30, 2013 exceeded our same period non-GAAP net income attributable to EMC by $528 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, pay cash dividends, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.
The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flow from Operations	$2,941	$2,925
Capital Expenditures	(437)	(332)
Capitalized Software Development Costs	(219)	(207)
Free Cash Flow	$2,285	$2,386
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $2,941 million and $2,925 million for the six months ended June 30, 2013 and 2012, respectively, cash used in investing activities of $4,534 million and $1,788 million for the six months ended June 30, 2013 and 2012, respectively, and net cash provided by and (used in) financing activities of $4,447 million and $(1,669) million for the six months ended June 30, 2013 and 2012, respectively.
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

•	the sale of VMware’s products and services in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and services and enhancements that meet customer demand, certification requirements and technical requirements;

•	VMware's ability to compete effectively;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates and the amounts of the renewals for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.

Our stock price is volatile and may be affected by the trading price of VMware Class A common stock.

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

•	the announcement of acquisitions, new products, services or technological innovations by us or our competitors;

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates by the investment community; and

•	speculation in the press or investment community.

The trading price of our common stock has been and likely will continue to be affected by various factors related to VMware, including:

•	the trading price for VMware Class A common stock;

•	actions taken or statements made by us, VMware, or others concerning our relationship with VMware; and

•	factors impacting the performance of VMware, including those discussed in the prior risk factor.

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

We held $10.1 billion in short- and long-term investments as of June 30, 2013. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

We operate a Venezuelan sales subsidiary in which the Bolivar is the functional currency. Our operations in Venezuela include U.S. dollar-denominated assets and liabilities which we re-measure to Bolivars. The re-measurement may result in transaction gains or losses. We have used the official exchange rate to remeasure these balances based upon the expected rate at which we believe the items will be settled. As a result of continued hyper-inflation in Venezuela, effective in 2010, we modified the functional currency to be the U.S. dollar. As a result of this change, Bolivar-denominated transactions will be subject to exchange gains and losses that may impact our earnings. While we do not believe this change will have a material impact on our financial position, results of operations or cash flows, these items could be adversely affected if there is a significant change in exchange rates.

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

We also seek to invest in businesses that offer complementary products, services or technologies and to, from time to time, create new joint ventures or alliances. These investments and ventures are accompanied by risks similar to those encountered in an acquisition of a business.

Our pension plan assets are subject to market volatility.

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2012. We continue to gradually shift the asset allocation to lower the percentage of investment in equity securities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of December 31, 2012, the ten-year historical rate of return on plan assets was 8.4%, and the inception to date return on plan assets was 9.9%. In 2012, we experienced a 13.7% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

Our failure to pay quarterly dividends to our shareholders could materially adversely affect our stock price.

Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuation of quarterly dividends could cause our stock price to decline significantly.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2013
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	6,369		$22.25	6,298	258,160
May 1, 2013 – May 31, 2013	3,076		23.36	2,865	255,295
June 1, 2013 – June 30, 2013	19,711		24.60	19,711	235,584
Total	29,156	(2)	$23.96	28,874	235,584

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorizations by our Board of Directors in April 2008 to repurchase 250.0 million shares of our common stock and in February 2013 to repurchase an additional 250.0 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.

(2)	Includes an aggregate of 281,700 shares withheld from employees for the payment of taxes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 60 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013	EMC CORPORATION

	By:	/s/ David I. Goulden
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
4.4
Underwriting Agreement, dated as of June 3, 2013, by and among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. (4)

4.5	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
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
_________________

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

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 3, 2013 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed June 6, 2013 (No. 1-9853).