Form 10-Q
period 2013-09-30
EMC CORP
filed 2013-11-07
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2013 was 2,057,846,730.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,155	$4,714
Short-term investments	3,442	1,422
Accounts and notes receivable, less allowance for doubtful accounts of $63 and $68	2,934	3,433
Inventories	1,375	1,201
Deferred income taxes	986	942
Other current assets	555	465
Total current assets	16,447	12,177
Long-term investments	6,869	5,260
Property, plant and equipment, net	3,373	3,145
Intangible assets, net	1,831	2,035
Goodwill	14,306	13,840
Other assets, net	1,776	1,612
Total assets	$44,602	$38,069
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,108	$1,041
Accrued expenses	2,699	2,522
Income taxes payable	201	514
Convertible debt (See Note 4)	1,658	1,652
Deferred revenue	5,093	4,575
Total current liabilities	10,759	10,304
Income taxes payable	310	293
Deferred revenue	3,416	2,976
Deferred income taxes	505	575
Long-term debt (See Note 4)	5,493	—
Other liabilities	365	339
Total liabilities	20,848	14,487
Convertible debt (See Note 4)	9	58
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 2,058 and 2,107 shares	21	21
Additional paid-in capital	2,289	3,691
Retained earnings	20,298	18,853
Accumulated other comprehensive loss, net	(291)	(208)
Total EMC Corporation’s shareholders’ equity	22,317	22,357
Non-controlling interests	1,428	1,167
Total shareholders’ equity	23,745	23,524
Total liabilities and shareholders’ equity	$44,602	$38,069
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Product sales	$3,165	$3,084	$9,535	$9,332
Services	2,374	2,194	7,005	6,352
	5,539	5,278	16,540	15,684
Costs and expenses:
Cost of product sales	1,324	1,292	4,020	3,849
Cost of services	773	698	2,271	2,087
Research and development	686	653	2,056	1,896
Selling, general and administrative	1,809	1,709	5,308	5,076
Restructuring and acquisition-related charges	40	27	195	81
Operating income	907	899	2,690	2,695
Non-operating income (expense):
Investment income	26	29	93	85
Interest expense	(58)	(21)	(109)	(58)
Other expense, net	(55)	(63)	(197)	(158)
Total non-operating income (expense)	(87)	(55)	(213)	(131)
Income before provision for income taxes	820	844	2,477	2,564
Income tax provision	181	185	474	590
Net income	639	659	2,003	1,974
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(53)	(33)	(136)	(111)
Net income attributable to EMC Corporation	$586	$626	$1,867	$1,863

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.28	$0.30	$0.89	$0.89
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.27	$0.28	$0.86	$0.84

Weighted average shares, basic	2,069	2,104	2,088	2,090
Weighted average shares, diluted	2,165	2,210	2,176	2,207

Cash dividends declared per common share	$0.10	$—	$0.20	$—
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$639	$659	$2,003	$1,974
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	12	16	(44)	8
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $0, $25, $(16) and $53	(1)	44	(30)	86
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $0, $(2), $(4) and $(4)	1	(3)	(7)	(2)
Net change in market value of investments	—	41	(37)	84
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $(1), $(6), $2 and $(20)	(1)	(14)	6	(38)
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $0, $1, $(2) and $15	(1)	7	(9)	27
Net change in the market value of derivatives	(2)	(7)	(3)	(11)
Other comprehensive income (loss)	10	50	(84)	81
Comprehensive income	649	709	1,919	2,055
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(53)	(33)	(136)	(111)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(1)	—	1	(1)
Comprehensive income attributable to EMC Corporation	$595	$676	$1,784	$1,943
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Cash received from customers	$18,065	$16,557
Cash paid to suppliers and employees	(12,740)	(11,951)
Dividends and interest received	118	65
Interest paid	(19)	(17)
Income taxes paid	(691)	(291)
Net cash provided by operating activities	4,733	4,363
Cash flows from investing activities:
Additions to property, plant and equipment	(673)	(523)
Capitalized software development costs	(342)	(316)
Purchases of short- and long-term available-for-sale securities	(8,630)	(5,012)
Sales of short- and long-term available-for-sale securities	3,540	4,154
Maturities of short- and long-term available-for-sale securities	1,386	844
Business acquisitions, net of cash acquired	(616)	(1,878)
Purchases of strategic and other related investments	(109)	(62)
Sales of strategic and other related investments	10	79
Joint venture funding	(268)	(218)
Proceeds from divestiture of businesses	38	—
Net cash used in investing activities	(5,664)	(2,932)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	302	388
Proceeds from the issuance of VMware’s common stock	185	214
EMC repurchase of EMC’s common stock	(1,965)	(380)
EMC purchase of VMware’s common stock	(160)	(132)
VMware repurchase of VMware’s common stock	(392)	(307)
Excess tax benefits from stock-based compensation	102	212
Payment of long-term and short-term obligations	(14)	(1,714)
Proceeds from the issuance of long-term and short-term obligations	5,460	4
Interest rate contract settlement	—	(70)
Dividend payment	(209)	—
Third party contribution to Pivotal	105	—
Net cash provided by (used in) financing activities	3,414	(1,785)
Effect of exchange rate changes on cash and cash equivalents	(42)	(18)
Net increase (decrease) in cash and cash equivalents	2,441	(372)
Cash and cash equivalents at beginning of period	4,714	4,492
Cash and cash equivalents at end of period	$7,155	$4,120
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,003	$1,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,215	1,128
Non-cash interest expense on debt	82	34
Non-cash restructuring and other special charges	10	9
Stock-based compensation expense	700	659
Provision for (recovery of) doubtful accounts	(2)	21
Deferred income taxes, net	(31)	(73)
Excess tax benefits from stock-based compensation	(102)	(212)
Other, net	23	(20)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	521	(207)
Inventories	(382)	(337)
Other assets	122	63
Accounts payable	45	119
Accrued expenses	(321)	(226)
Income taxes payable	(176)	372
Deferred revenue	1,006	1,059
Other liabilities	20	—
Net cash provided by operating activities	$4,733	$4,363
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)
For the nine months ended September 30, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,107	$21	$3,691	$18,853	$(208)	$1,167	$23,524
Stock issued through stock option and stock purchase plans	21	—	302	—	—	—	302
Tax benefit from stock options exercised	—	—	115	—	—	—	115
Restricted stock grants, cancellations and withholdings, net	10	—	(115)	—	—	—	(115)
Repurchase of common stock	(80)	—	(2,000)	—	—	—	(2,000)
EMC purchase of VMware stock	—	—	(124)	—	—	(26)	(150)
Stock options issued in business acquisitions	—	—	1	—	—	—	1
Stock-based compensation	—	—	706	—	—	—	706
Cash dividends declared	—	—	—	(422)	—	—	(422)
Impact from equity transactions of non-controlling interests	—	—	(336)	—	—	152	(184)
Change in market value of investments	—	—	—	—	(36)	(1)	(37)
Change in market value of derivatives	—	—	—	—	(3)	—	(3)
Translation adjustment	—	—	—	—	(44)	—	(44)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	49	—	—	—	49
Net income	—	—	—	1,867	—	136	2,003
Balance, September 30, 2013	2,058	$21	$2,289	$20,298	$(291)	$1,428	$23,745

For the nine months ended September 30, 2012:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2012	2,050	$21	$3,405	$16,121	$(235)	$968	$20,280
Stock issued through stock option and stock purchase plans	30	—	388	—	—	—	388
Tax benefit from stock options exercised	—	—	257	—	—	—	257
Restricted stock grants, cancellations and withholdings, net	10	—	(120)	—	—	—	(120)
Repurchase of common stock	(15)	—	(410)	—	—	—	(410)
EMC purchase of VMware stock	—	—	(114)	—	—	(18)	(132)
Stock options issued in business acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	661	—	—	—	661
Impact from equity transactions of VMware, Inc.	—	—	(275)	—	—	89	(186)
Change in market value of investments	—	—	—	—	83	1	84
Change in market value of derivatives	—	—	—	—	(11)	—	(11)
Translation adjustment	—	—	—	—	8	—	8
Convertible debt conversions and warrant settlement	32	(1)	(1)	—	—	—	(2)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	46	—	—	—	46
Net income	—	—	—	1,863	—	111	1,974
Balance, September 30, 2012	2,107	$20	$3,855	$17,984	$(155)	$1,151	$22,855
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
EMC's GoPivotal, Inc. ("Pivotal") business was formed in the second quarter of 2013. Pivotal unites strategic technology, people and programs from EMC and VMware, Inc. ("VMware"), including Greenplum, Cloud Foundry, Spring, Cetas, Pivotal Labs, GemFire and other products from the VMware vFabric Suite. Pivotal is building a new platform comprising next-generation data fabrics, application fabrics and a cloud independent platform-as-a-service ("PaaS").
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2013 and 2012.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This new guidance is effective for the periods beginning after December 15, 2013, and should be applied prospectively with retroactive application permitted.  We are currently evaluating the impact of the new guidance, and do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.
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

2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as non-controlling interests in the accompanying consolidated balance sheets and was $1,323 million and $1,167 million as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Net income attributable to EMC Corporation	$1,867	$1,863
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	90	117
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(426)	(392)
Net transfers (to) from non-controlling interest	(336)	(275)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,531	$1,588

The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million and $0 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, EMC consolidated held approximately 84% of the economic interest in Pivotal. GE's interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE's non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal's equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.
3.  Business Combinations, Intangibles and Goodwill

During the nine months ended September 30, 2013, EMC acquired five companies. We acquired substantially all of the outstanding capital stock of Adaptivity, Inc., a provider of software solutions that automate and accelerate enterprise IT migration to the Cloud and ScaleIO, a provider of server-side storage software. These acquisitions complement and expand our Information Storage segment. A member of our board of directors is an investor in a limited partnership which held an equity interest in ScaleIO.  The director did not participate in any votes of the board of directors or any committee thereof approving the acquisition, and the terms of the acquisition were negotiated at arms' length.

We also acquired all of the outstanding capital stock of Sitrof Technologies, a document management consultancy provider which complements and expands our Information Intelligence Group segment. We acquired Aveksa, Inc., a provider of Cloud-based identity and access management solutions and PassBan Corporation, a developer of mobile and Cloud-based multi-factor authentication technology. These acquisitions complement and expand our RSA Information Security segment.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, during the nine months ended September 30, 2013, VMware acquired Virsto Software, a provider of software that optimizes storage performance and utilization in virtual environments.

The aggregate consideration for these six acquisitions was $616 million, net of cash acquired. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles and net liabilities was approximately $490 million, $137 million and $11 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three and nine months ended September 30, 2013 or 2012.

Intangible Assets
Intangible assets, excluding goodwill, as of September 30, 2013 and December 31, 2012 consist of (tables in millions):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,327	$(1,373)	$954
Patents	225	(98)	127
Software licenses	100	(90)	10
Trademarks and tradenames	171	(114)	57
Customer relationships and customer lists	1,370	(822)	548
Leasehold interest	145	(10)	135
Other	27	(27)	—
Total intangible assets, excluding goodwill	$4,365	$(2,534)	$1,831

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,233	$(1,207)	$1,026
Patents	225	(87)	138
Software licenses	96	(88)	8
Trademarks and tradenames	173	(102)	71
Customer relationships and customer lists	1,378	(724)	654
Leasehold interest	145	(7)	138
Other	26	(26)	—
Total intangible assets, excluding goodwill	$4,276	$(2,241)	$2,035

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the nine months ended September 30, 2013 and the year ended December 31, 2012 consist of (tables in millions):

	Nine Months Ended September 30, 2013
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,442	$1,484	$2,022	$—	$2,892	$13,840
Goodwill resulting from acquisitions	146	1	181	—	162	490
Finalization of purchase price allocations and other, net	(1)	2	(1)	—	(24)	(24)
Goodwill transferred in formation of Pivotal	(112)	—	—	140	(28)	—
Balance, end of the period	$7,475	$1,487	$2,202	$140	$3,002	$14,306

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,034	$1,469	$1,849	$—	$1,803	$12,155
Goodwill resulting from acquisitions	438	15	179	—	1,092	1,724
Finalization of purchase price allocations	(1)	—	(6)	—	(3)	(10)
Goodwill de-recognized in divestiture of business	(29)	—	—	—	—	(29)
Balance, end of the year	$7,442	$1,484	$2,022	$—	$2,892	$13,840

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

4.  Debt

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes"). The Notes pay a fixed rate of interest semi-annually in arrears with the first interest payment commencing on December 1, 2013. The proceeds from the Notes will be used to satisfy cash payment obligations at the maturity, or upon the conversion, of the outstanding 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of September 30, 2013, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of September 30, 2013 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	$1,995
$1.0 billion 3.375% Notes due 2023	99.925%	$999
		$5,493

The unamortized discount on the Notes consists of $7 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.5% for the three and nine months ended September 30, 2013.

Convertible Debt

In November 2006, we issued our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our 2013 Notes for total gross proceeds of $3.5 billion. The 2013 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.

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

At September 30, 2013, the 2013 Notes were fully convertible until maturity. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified to the mezzanine from shareholders’ equity the portion of the 2013 Notes

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes are classified as a current liability. Approximately $58 million of the 2013 Notes have been converted as of September 30, 2013.

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

The carrying amount of the 2013 Notes reported in the consolidated balance sheets as of September 30, 2013 was $1,658 million and the fair value was $2,676 million. The carrying amount of the equity component of the 2013 Notes was $316 million at September 30, 2013. As of September 30, 2013, the unamortized discount on the 2013 Notes consists of $9 million, which will be fully amortized by December 1, 2013.

The 2013 Notes pay interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the three and nine months ended September 30, 2013 and 2012.

The following tables represent the key components of our interest expense on convertible debt (tables in millions):

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Contractual interest expense on the coupon	$7	$8
Amortization of the discount component recognized as interest expense	17	15
Total interest expense on the convertible debt	$24	$23

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Contractual interest expense on the coupon	$22	$22
Amortization of the discount component recognized as interest expense	49	45
Total interest expense on the convertible debt	$71	$67
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

At September 30, 2013, we had $177 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income which will be realized during the life of our ten year Notes. These losses will be reclassified from other comprehensive income and recognized on a straight-line basis in the consolidated income statements as interest expense beginning in the third quarter of 2014.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At September 30, 2013, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At September 30, 2013 and December 31, 2012, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at September 30, 2013 and December 31, 2012 (tables in millions):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$4,505	$6	$(3)	$4,508
U.S. corporate debt securities	2,106	6	(3)	2,109
High yield corporate debt securities	526	17	(7)	536
Asset-backed securities	5	—	—	5
Municipal obligations	939	3	(1)	941
Auction rate securities	72	—	(5)	67
Foreign debt securities	2,037	5	(3)	2,039
Total fixed income securities	10,190	37	(22)	10,205
Publicly traded equity securities	78	28	—	106
Total	$10,268	$65	$(22)	$10,311
We held approximately $2.0 billion in foreign debt securities at September 30, 2013. These securities have an average credit rating of A+, and approximately 4% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal, Spain or Cyprus.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012 (tables in millions):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,611	$—	$—	$1,611
Cash equivalents	4,942	602	—	5,544
U.S. government and agency obligations	2,201	2,307	—	4,508
U.S. corporate debt securities	—	2,109	—	2,109
High yield corporate debt securities	—	536	—	536
Asset-backed securities	—	5	—	5
Municipal obligations	—	941	—	941
Auction rate securities	—	—	67	67
Foreign debt securities	—	2,039	—	2,039
Publicly traded equity securities	106	—	—	106
Total cash and investments	$8,860	$8,539	$67	$17,466
Other items:
Strategic investments held at cost	$—	$—	$378	$378
Investment in joint venture	—	—	34	34
Convertible debt carried at discounted cost	—	(2,676)	—	(2,676)
Long-term debt carried at discounted cost	—	(5,449)	—	(5,449)
Foreign exchange derivative assets	—	41	—	41
Foreign exchange derivative liabilities	—	(27)	—	(27)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$1,454	$—	$—	$1,454
Cash equivalents	2,898	362	—	3,260
U.S. government and agency obligations	1,327	873	—	2,200
U.S. corporate debt securities	—	1,490	—	1,490
High yield corporate debt securities	—	519	—	519
Asset-backed securities	—	2	—	2
Municipal obligations	—	1,035	—	1,035
Auction rate securities	—	—	70	70
Foreign debt securities	—	1,279	—	1,279
Publicly traded equity securities	87	—	—	87
Total cash and investments	$5,766	$5,560	$70	$11,396
Other items:
Strategic investments held at cost	$—	$—	$364	$364
Investment in joint venture	—	—	33	33
Convertible debt carried at discounted cost	—	(2,666)	—	(2,666)
Foreign exchange derivative assets	—	30	—	30
Foreign exchange derivative liabilities	—	(35)	—	(35)
Commodity derivative liabilities	—	(1)	—	(1)

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of September 30, 2013, the coupon rates used ranged from 0% to 4% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at September 30, 2013. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at September 30, 2013 and December 31, 2012 due to the narrowing of credit spreads on AA-rated banks during 2012 and into 2013.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three and nine months ended September 30, 2013 and 2012 (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance, beginning of the period	$68	$74	$70	$75
Calls at par value	—	—	(1)	—
Other-than-temporary impairment loss	—	—	(1)	(2)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	(1)	1	(1)	2
Balance, end of the period	$67	$75	$67	$75

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

The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the three and nine months ended September 30, 2013 (table in millions):

	September 30, 2013
	Three Months Ended	Nine Months Ended
Balance, beginning of the period	$34	$33
Realized gain included in other income (expense)	—	1
Balance, end of period	$34	$34

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

Unrealized losses on investments at September 30, 2013 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$787	$(3)	$—	$—	$787	$(3)
U.S. corporate debt securities	823	(3)	—	—	823	(3)
High yield corporate debt securities	190	(7)	—	—	190	(7)
Municipal obligations	139	(1)	—	—	139	(1)
Auction rate securities	—	—	67	(5)	67	(5)
Foreign debt securities	805	(3)	—	—	805	(3)
Total	$2,744	$(17)	$67	$(5)	$2,811	$(22)
For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2013, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at September 30, 2013 are as follows (table in millions):

	September 30, 2013
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$3,439	$3,442
Due after 1 year through 5 years	5,707	5,718
Due after 5 years through 10 years	539	546
Due after 10 years	505	499
Total	$10,190	$10,205

6.  Inventories
Inventories consist of (table in millions):

	September 30, 2013	December 31, 2012
Work-in-process	$691	$606
Finished goods	684	595
	$1,375	$1,201
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual amounts due under the leases we retained as of September 30, 2013 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$123
Due within two years	81
Due within three years	70
Thereafter	2
Total	276
Less amounts representing interest	(5)
Present value	271
Current portion (included in accounts and notes receivable)	130
Long-term portion (included in other assets, net)	$141
Subsequent to September 30, 2013, we sold $56 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of September 30, 2013, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the nine months ended September 30, 2013 and 2012 (table in millions):

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Balance, beginning of the period	$17	$24
Recoveries	(12)	(16)
Provisions	3	9
Balance, end of the period	$8	$17

Gross lease receivables totaled $276 million and $329 million as of September 30, 2013 and December 31, 2012, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	September 30, 2013	December 31, 2012
Furniture and fixtures	$215	$197
Equipment and software	5,804	5,345
Buildings and improvements	1,991	1,873
Land	121	121
Building construction in progress	286	197
	8,417	7,733
Accumulated depreciation	(5,044)	(4,588)
	$3,373	$3,145

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Building construction in progress at September 30, 2013 includes $74 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
We make investments in joint ventures. For each joint venture investment, we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of September 30, 2013, we have contributed $976 million in funding and $16 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other expense, net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, we have recorded net accumulated losses from VCE of $713 million since inception, of which $75 million and $215 million were recorded in the three and nine months ending September 30, 2013, respectively, and $62 million and $177 million were recorded in the three and nine months ended September 30, 2012, respectively.

We recognized $131 million and $307 million in revenue from sales of product and services to VCE during the three and nine months ended September 30, 2013, respectively, and $65 million and $211 million for the three and nine months ended September 30, 2012, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we had a receivable from VCE related to the administrative services agreement of $47 million and $44 million as of September 30, 2013 and December 31, 2012, respectively, included in other current assets in the consolidated balance sheets.

10.  Accrued Expenses
Accrued expenses consist of (table in millions):

	September 30, 2013	December 31, 2012
Salaries and benefits	$961	$1,018
Product warranties	285	278
Dividends payable (see Note 12)	208	—
Partner rebates	174	187
Restructuring, current (See Note 13)	87	76
Derivatives	38	40
Other	946	923
	$2,699	$2,522
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and nine months ended September 30, 2013 and 2012 (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance, beginning of the period	$291	$262	$278	$255
Provision	39	41	135	129
Amounts charged to the accrual	(45)	(38)	(128)	(119)
Balance, end of the period	$285	$265	$285	$265
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
11.  Income Taxes

Our effective income tax rates were 22.1% and 19.1% for the three and nine months ended September 30, 2013, respectively. Our effective income tax rates were 22.0% and 23.0% for the three and nine months ended September 30, 2012, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and the federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the nine months ended September 30, 2013 included the federal tax credit for increasing research activities for the full year 2012 as well as the nine months ended September 30, 2013, which reduced our effective tax rate for the nine month period. For the three and nine months ended September 30, 2012, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions.

Our effective income tax rate decreased in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 4.4% for the nine months ended September 30, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, state taxes, change in tax contingency reserves and discrete items, the net impact of which is immaterial. Our effective income tax rate for the three months ended September 30, 2013 is consistent with our effective income tax rate for the three months ended September 30, 2012 as a 3.0% favorable impact of U.S. federal tax credit for increasing research activities on our effective income tax rate is offset by a lower estimated Section 199 deduction and other differences between the two three-month periods.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is still in the early stage for information gathering and it is not expected to be completed until 2015. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2003. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.
12.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income attributable to EMC Corporation	$586	$626	$1,867	$1,863
Incremental dilution from VMware	(2)	(2)	(5)	(7)
Net income – dilution attributable to EMC Corporation	$584	$624	$1,862	$1,856
Denominator:
Weighted average shares, basic	2,069	2,104	2,088	2,090
Weighted common stock equivalents	29	38	29	42
Assumed conversion of the 2013 Notes and associated warrants	67	68	59	75
Weighted average shares, diluted	2,165	2,210	2,176	2,207
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only include the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the first quarter of 2012. We include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation when the average stock price exceeds the exercise price.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 1 million and 3 million for the three and nine months ended September 30, 2013, respectively, and 5 million and 4 million for the three and nine months ended September 30, 2012, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in April 2008 and an additional 250 million shares of our common stock in February 2013. For the nine months ended September 30, 2013, we spent $2.0 billion to repurchase 80 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 303 million shares at a total cost of $6.4 billion, leaving a remaining balance of 197 million shares authorized for future repurchases.  We plan to spend up to $3.5 billion by the end of the second quarter of 2014 and up to $6.0 billion by the end of 2015 on common stock repurchases.

Cash Dividend on Common Stock
In May 2013 and August 2013, our Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. During the third quarter of 2013, EMC paid a cash dividend of $209 million. On October 23, 2013, EMC paid a cash dividend of $206 million to shareholders of record as of the close of business on October 1, 2013.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2012(a)	$(9)	$64	$(109)	$(153)	$(1)	$(208)
Other comprehensive income (loss) before reclassifications	(44)	(30)	6	—	1	(67)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(7)	(9)	—	—	(16)
Net current period other comprehensive income (loss)	(44)	(37)	(3)	—	1	(83)
Balance as of September 30, 2013(b)	$(53)	$27	$(112)	$(153)	$—	$(291)
__________________

(a)	Net of taxes (benefits) of $37 million for unrealized net gains on investments, $(67) million for unrealized net losses on derivatives and $(87) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $17 million for unrealized net gains on investments, $(67) million for unrealized net losses on derivatives and $(87) million for actuarial net loss on pension plans.

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 are as follows (tables in millions):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Three Months Ended September 30, 2013:

Net gain on investments:	$(1)	Investment income
	—	Provision for income tax
Net of tax	$(1)

Net gain on derivatives:
Foreign exchange contracts	$(3)	Product sales revenue
Foreign exchange contracts	4	Cost of product sales
Total net gain on derivatives before tax	1
	—	Provision for income tax
Net of tax	$1

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Nine Months Ended September 30, 2013:

Net gain on investments:	$11	Investment income
	(4)	Provision for income tax
Net of tax	$7

Net gain on derivatives:
Foreign exchange contracts	$13	Product sales revenue
Foreign exchange contracts	(2)	Cost of product sales
Total net gain on derivatives before tax	11
	(2)	Provision for income tax
Net of tax	$9

13.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2013, we incurred restructuring and acquisition-related charges of $40 million and $195 million, respectively. For the three and nine months ended September 30, 2012, we incurred restructuring and acquisition-related charges of $27 million and $81 million, respectively. For the three and nine months ended September 30, 2013, EMC incurred $30 million and $116 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $4 million and $8 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2013, VMware incurred $1 million and $54 million, respectively, of restructuring charges related to workforce reductions as part of its current year restructuring program and $1 million and $3 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. In addition, VMware incurred $4 million and $14 million of impairment charges related to its business realignment for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, we incurred $22 million and $71 million, respectively, of restructuring charges, primarily related to our 2012 restructuring programs and $5 million and $10 million, respectively, of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first and third quarters of 2013, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,000 and 525 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed within a year of the start of each program.

In the first quarter of 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 725 positions across all major functional groups and geographies. Substantially all of the cash-related expenses incurred in connection with the business realignment plan have been paid as of September 30, 2013 and the remaining cash payments are expected to be fully paid out by the end of 2013.

During 2012, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 1,163 positions, of which 298, 279 and 292 positions were identified in the first, second and third quarters of 2012, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2013.

For the three and nine months ended September 30, 2013, we recognized $2 million and $14 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2012, we recognized $7 million and $15 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the restructuring programs is presented below (tables in millions):
Three Months Ended September 30, 2013:

2013 EMC Programs
Category	Balance as of June 30, 2013	2013 Charges	Utilization	Balance as of September 30, 2013
Workforce reductions	$45	$28	$(21)	$52
Consolidation of excess facilities and other contractual obligations	2	1	(1)	2
Total	$47	$29	$(22)	$54

2013 VMware Programs
Category	Balance as of June 30, 2013	2013 Charges	Utilization	Balance as of September 30, 2013
Workforce reductions	$2	$1	$(2)	$1
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$2	$1	$(2)	$1

Other EMC Programs
Category	Balance as of June 30, 2013	Adjustments to the Provision	Utilization	Balance as of September 30, 2013
Workforce reductions	$29	$—	$(6)	$23
Consolidation of excess facilities and other contractual obligations	27	1	(3)	25
Total	$56	$1	$(9)	$48
Nine Months Ended September 30, 2013:

2013 EMC Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of September 30, 2013
Workforce reductions	$—	$110	$(58)	$52
Consolidation of excess facilities and other contractual obligations	—	4	(2)	2
Total	$—	$114	$(60)	$54

2013 VMware Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of September 30, 2013
Workforce reductions	$—	$54	$(53)	$1
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$54	$(53)	$1

Other EMC Programs
Category	Balance as of December 31, 2012	Adjustments to the Provision	Utilization	Balance as of September 30, 2013
Workforce reductions	$63	$(8)	$(32)	$23
Consolidation of excess facilities and other contractual obligations	28	10	(13)	25
Total	$91	$2	$(45)	$48

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended September 30, 2012:

2012 EMC Programs
Category	Balance as of June 30, 2012	2012 Charges	Utilization	Balance as of September 30, 2012
Workforce reductions	$34	$17	$(11)	$40
Consolidation of excess facilities and other contractual obligations	3	8	(3)	8
Total	$37	$25	$(14)	$48

Other EMC Programs
Category	Balance as of June 30, 2012	Adjustments to the Provision	Utilization	Balance as of September 30, 2012
Workforce reductions	$20	$(1)	$(4)	$15
Consolidation of excess facilities and other contractual obligations	25	(2)	(2)	21
Total	$45	$(3)	$(6)	$36
Nine Months Ended September 30, 2012:

2012 EMC Programs
Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of September 30, 2012
Workforce reductions	$—	$63	$(23)	$40
Consolidation of excess facilities and other contractual obligations	—	14	(6)	8
Total	$—	$77	$(29)	$48

Other EMC Programs
Category	Balance as of December 31, 2011	Adjustments to the Provision	Utilization	Balance as of September 30, 2012
Workforce reductions	$50	$(7)	$(28)	$15
Consolidation of excess facilities and other contractual obligations	30	1	(10)	21
Total	$80	$(6)	$(38)	$36
In connection with VMware's business realignment plan, in the three months ended September 30, 2013, VMware sold certain assets relating to a previous acquisition, Zimbra, in exchange for cash and equity resulting in a pre-tax gain of $12 million. During the nine months ended September 30, 2013, VMware recognized cumulative pre-tax gains of $44 million relating to the disposition of certain lines of business that were no longer aligned with VMware's core business priorities, including Zimbra. The gains recognized in connection with these dispositions were recorded to other expense, net on the consolidated income statements for the three and nine months ended September 30, 2013.

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
15.  Segment Information
In the second quarter of 2013, we began managing the Company as three federated businesses: EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security while Pivotal and VMware Virtual Infrastructure each operate as single segments.
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
On May 8, 2013, General Electric Company ("GE") purchased 10% of Pivotal's outstanding equity for approximately $105 million. At September 30, 2013, EMC consolidated held approximately 84% of the economic interest in Pivotal.  GE's interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and nine months ended September 30, 2013 and 2012 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
September 30, 2013
Revenues:
Product revenues	$2,415	$32	$120	$2,567	$35	$2,602
Services revenues	1,358	117	132	1,607	45	1,652
Total consolidated revenues	3,773	149	252	4,174	80	4,254

Gross profit	$2,101	$94	$170	$2,365	$34	$2,399
Gross profit percentage	55.7%	63.3%	67.6%	56.6%	42.6%	56.4%

Research and development				354	32	386
Selling, general and administrative				1,114	43	1,157
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,468	75	1,543

Operating income				$897	$(41)	$856

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
September 30, 2013
Revenues:
Product revenues	$2,602	$563	$—	$3,165
Services revenues	1,652	722	—	2,374
Total consolidated revenues	4,254	1,285	—	5,539

Gross profit	$2,399	$1,141	$(98)	$3,442
Gross profit percentage	56.4%	88.8%	—	62.1%

Research and development	386	208	92	686
Selling, general and administrative	1,157	493	159	1,809
Restructuring and acquisition-related charges	—	—	40	40
Total costs and expenses	1,543	701	291	2,535

Operating income	856	440	(389)	907

Non-operating income (expense), net	(106)	7	12	(87)
Income tax provision	193	70	(82)	181
Net income	557	377	(295)	639
Net income attributable to the non-controlling interest in VMware, Inc.	—	(74)	21	(53)
Net income attributable to EMC Corporation	$557	$303	$(274)	$586

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
September 30, 2012
Revenues:
Product revenues	$2,420	$50	$106	$2,576	$23	$2,599
Services revenues	1,306	108	121	1,535	43	1,578
Total consolidated revenues	3,726	158	227	4,111	66	4,177

Gross profit	$2,119	$108	$146	$2,373	$37	$2,410
Gross profit percentage	56.9%	68.1%	64.2%	57.7%	55.6%	57.7%

Research and development				356	31	387
Selling, general and administrative				1,079	38	1,117
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,435	69	1,504

Operating income				$938	$(32)	$906

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
September 30, 2012
Revenues:
Product revenues	$2,599	$485	$—	$3,084
Services revenues	1,578	616	—	2,194
Total consolidated revenues	4,177	1,101	—	5,278

Gross profit	$2,410	$975	$(97)	$3,288
Gross profit percentage	57.7%	88.6%	—	62.3%

Research and development	387	178	88	653
Selling, general and administrative	1,117	421	171	1,709
Restructuring and acquisition-related charges	—	—	27	27
Total costs and expenses	1,504	599	286	2,389

Operating income	906	376	(383)	899

Non-operating income (expense), net	(63)	9	(1)	(55)
Income tax provision	202	87	(104)	185
Net income	641	298	(280)	659
Net income attributable to the non-controlling interest in VMware, Inc.	—	(58)	25	(33)
Net income attributable to EMC Corporation	$641	$240	$(255)	$626

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Nine Months Ended:
September 30, 2013
Revenues:
Product revenues	$7,444	$115	$317	$7,876	$82	$7,958
Services revenues	4,019	343	395	4,757	136	4,893
Total consolidated revenues	11,463	458	712	12,633	218	12,851

Gross profit	$6,408	$290	$471	$7,169	$86	$7,255
Gross profit percentage	55.9%	63.3%	66.1%	56.7%	39.5%	56.5%

Research and development				1,094	87	1,181
Selling, general and administrative				3,305	119	3,424
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				4,399	206	4,605

Operating income				$2,770	$(120)	$2,650

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended
September 30, 2013
Revenues:
Product revenues	$7,958	$1,577	$—	$9,535
Services revenues	4,893	2,112	—	7,005
Total consolidated revenues	12,851	3,689	—	16,540

Gross profit	$7,255	$3,292	$(298)	$10,249
Gross profit percentage	56.5%	89.2%	—	62.0%

Research and development	1,181	606	269	2,056
Selling, general and administrative	3,424	1,432	452	5,308
Restructuring and acquisition-related charges	—	—	195	195
Total costs and expenses	4,605	2,038	916	7,559

Operating income	2,650	1,254	(1,214)	2,690

Non-operating income (expense), net	(256)	14	29	(213)
Income tax provision	595	247	(368)	474
Net income	1,799	1,021	(817)	2,003
Net income attributable to the non-controlling interest in VMware, Inc.	—	(202)	66	(136)
Net income attributable to EMC Corporation	$1,799	$819	$(751)	$1,867

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Nine Months Ended:
September 30, 2012
Revenues:
Product revenues	$7,358	$131	$306	$7,795	$67	$7,862
Services revenues	3,819	325	348	4,492	106	4,598
Total consolidated revenues	11,177	456	654	12,287	173	12,460

Gross profit	$6,330	$299	$458	$7,087	$89	$7,176
Gross profit percentage	56.6%	65.6%	70.0%	57.7%	51.8%	57.6%

Research and development				1,046	92	1,138
Selling, general and administrative				3,272	112	3,384
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				4,318	204	4,522

Operating income				$2,769	$(115)	$2,654

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended
September 30, 2012
Revenues:
Product revenues	$7,862	$1,470	$—	$9,332
Services revenues	4,598	1,754	—	6,352
Total consolidated revenues	12,460	3,224	—	15,684

Gross profit	$7,176	$2,857	$(285)	$9,748
Gross profit percentage	57.6%	88.6%	—	62.2%

Research and development	1,138	517	241	1,896
Selling, general and administrative	3,384	1,230	462	5,076
Restructuring and acquisition-related charges	—	—	81	81
Total costs and expenses	4,522	1,747	784	7,053

Operating income	2,654	1,110	(1,069)	2,695

Non-operating income (expense), net	(140)	20	(11)	(131)
Income tax provision	676	204	(290)	590
Net income	1,838	926	(790)	1,974
Net income attributable to the non-controlling interest in VMware, Inc.	—	(180)	69	(111)
Net income attributable to EMC Corporation	$1,838	$746	$(721)	$1,863

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$2,956	$2,886	$8,752	$8,376
Europe, Middle East and Africa	1,455	1,352	4,418	4,216
Asia Pacific and Japan	789	733	2,361	2,193
Latin America, Mexico and Canada	339	307	1,009	899
Total	$5,539	$5,278	$16,540	$15,684
No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2013 or 2012.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,313 million at September 30, 2013 and $3,994 million at December 31, 2012. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $836 million at September 30, 2013 and $698 million at December 31, 2012. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at September 30, 2013 or December 31, 2012.

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
INTRODUCTION

In the second quarter of 2013, we began managing the Company as three federated businesses: EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure.  This approach allows each of the three businesses to individually build products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same ultimate goal of helping customers leverage Cloud Computing, Big Data and Trusted Information Technology (“IT”) to maximize control, efficiency and choice.  By dividing our strategy and executional focus across these three businesses, we can focus on each of their respective missions and offer customers horizontal solutions and more choices than they get from our competitors.  We believe this strategy provides us with the opportunity to take advantage of the solid growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.

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

EMC Information Infrastructure

Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share though our strong and ever expanding portfolio of offerings while investing in the business. In the third quarter ended September 30, 2013, we continued to innovate and invest in expanding our total addressable market through increased internal research and development (“R&D”). Our investment in new technologies and solutions is reflected in our products successfully launched during the third quarter of 2013, as well as our roadmap for the fourth quarter, with numerous innovations, refreshes and brand-new products as well as business acquisitions. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in IT history is creating enormous opportunities in Cloud Computing, Big Data and Trust.

Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to Cloud Computing and benefit

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

from Big Data in the most advantageous manner for their businesses. As IT headcount grows at a fraction of the pace of data and the demands from the data center escalate, customers continue to look for simple and scalable ways to build out their IT-as-a-service function. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data to meet these needs: our best of breed infrastructure components, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel, which continues to gather momentum in one of the fastest growing areas in IT. Our service provider program continues to be an important part of our strategy to lead our customers to the public cloud.

Pivotal

In April 2013, we, along with VMware and an investment from General Electric Company (“GE”), officially formed Pivotal, which is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service ("PaaS") to support Cloud Computing and Big and Fast Data Applications. The first version of this platform, Pivotal One, will be launched before the end of the year. Additionally, Pivotal is actively engaging with other industry players with the intention of working together to expand the ecosystem. We expect 2013 to be a transition year for Pivotal, and we believe we are positioning the business for rapid growth in the future.

VMware Virtual Infrastructure

VMware's financial focus is on long-term revenue growth to enable it to fund its expansion of industry segment share and to evolve its virtualization-based products for data centers, end-user devices and Cloud Computing through a combination of internal development and acquisitions. VMware expects to grow its business by building long-term relationships with its customers which includes selling its solutions through enterprise license agreements (“ELAs”) as well as through additional transactional business. Additionally, VMware has made, and expects to continue to consider, strategic business acquisitions in the future.

In January 2013, VMware announced a realignment of its strategy to refocus its resources and investments in support of three growth priorities which include the software-defined data center ("SDDC"), the hybrid cloud and end-user computing. SDDC includes development and delivery of innovations in networking, security, storage and management as it continues to roll out and enhance the features of its vCloud Suite. For the hybrid cloud, VMware has introduced a public cloud infrastructure as a service offering designed to be completely interoperable with its customers' VMware virtualized infrastructure. For end-user computing, VMware has solutions designed to enable a user-centric approach to personal computing.

On a consolidated basis, our vision, strategy, market leading assets within our portfolio which continues to be expanded with our recent and upcoming product launches, as well as our continued steady execution positions us to continue to anticipate and capitalize on the mega trends of Cloud Computing, Big Data and Trust in 2013 and beyond. As a result, we believe our federated businesses will continue to grow faster than the markets we serve in 2013, while simultaneously investing in the business and growing earnings per share.
RESULTS OF OPERATIONS
Revenues
The following tables present total revenue by our segments (in millions):

	For the Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Information Storage	$3,773	$3,726	$47	1%
Information Intelligence Group	149	158	(9)	(6)%
RSA Information Security	252	227	25	11%
Pivotal	80	66	14	21%
VMware Virtual Infrastructure	1,285	1,101	184	17%
Total revenues	$5,539	$5,278	$261	5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Information Storage	$11,463	$11,177	$286	3%
Information Intelligence Group	458	456	2	—%
RSA Information Security	712	654	58	9%
Pivotal	218	173	45	27%
VMware Virtual Infrastructure	3,689	3,224	465	14%
Total revenues	$16,540	$15,684	$856	5%

Consolidated product revenues increased 3% and 2% to $3,165 million and $9,535 million for the three and nine months ended September 30, 2013, respectively. Although our revenues were negatively impacted by general economic and business conditions, including recent reductions in global IT spending and US federal government spending and higher than expected un-shipped orders during the three months ended September 30, 2013, we experienced growth in both the three- and nine-month periods. The growth was driven by the continued demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their own data centers to develop and support their private or public cloud infrastructures and analyze and protect the data within their data centers.

The Information Storage segment’s product revenues were flat at $2,415 million for the three months ended September 30, 2013 and increased 1% to $7,444 million for the nine months ended September 30, 2013. Revenue from the High-end Storage business, which primarily includes revenues from EMC Symmetrix, decreased 8% and increased 2% for the three and nine months ended September 30, 2013, respectively. The decrease in the three month period is largely due to over a 40% decrease in storage product revenue from the US federal government resulting primarily from an unexpected re-prioritization of year-end budgets ahead of the US federal government shutdown. The increase in the nine month period is largely due to increased demand from existing and new customers for storage solutions with high performance, consolidation and automation in demanding virtual data center environments, many of which are evolving into private clouds or are powering public clouds. Revenue from the Unified and Backup Recovery business improved despite a large volume of higher margin product orders which came in too late in the quarter to ship. Our Unified Storage business benefited from the very successful global launch in September of our next-generation VNX. Our Backup Recovery purpose-built appliance businesses continued to grow and gain market share, driven by a refresh of our mid-tier Data Domain products. Revenue from the Emerging Storage business, which primarily includes product and maintenance revenues from EMC Isilon, EMC Atmos, EMC VPLEX, EMC RecoverPoint, ASD Suites and EMC Xtrem families, increased 66% and 44% for the three and nine months ended September 30, 2013, respectively. EMC Isilon, with its scale-out file offering, added a record number of new customers in the third quarter and continues to deliver strong revenue growth in its traditional areas of strength as it expands its presence in enterprise environments. The EMC Atmos object-based cloud storage solution contributed to the growth as it is increasingly used by large web-scale providers and developers. VPLEX continued to grow at well over 50% for the three and nine months ended September 30, 2013.

The Pivotal segment’s product revenues increased 54% and 24% to $35 million and $82 million for the three and nine months ended September 30, 2013, respectively. Pivotal has made good progress since its formal launch on April 1st with its existing products such as Greenplum and GemFire continuing to have significant design wins. The Pivotal team is building a new application development platform, Pivotal One, comprising next-generation data fabrics, application fabrics and a cloud-independent PaaS, which is on track for availability before year end.

The VMware Virtual Infrastructure segment’s product revenues increased 16% and 7% to $563 million and $1,577 million for the three and nine months ended September 30, 2013, respectively. VMware’s license revenues increased primarily due to demand for product offerings including vCloud and vSphere with operations management and automation as customers' needs related to developing the software-defined data center, hybrid cloud and end-user computing continue. During the three months ended September 30, 2013 and 2012, ELAs comprised 33% and 24%, respectively, and ELAs comprised 33% and 25%, respectively, of total sales during the nine months ended September 30, 2013 and 2012.

The RSA Information Security segment’s product revenues increased 13% and 4% to $120 million and $317 million for the three and nine months ended September 30, 2013, respectively. Product revenues increased during the three- and nine-month periods for both our Identity and Protection businesses with SecurID returning to growth in the third quarter of 2013 and our Security Management and Compliance business where growth accelerated for Archer and our Security Analytics suite.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The Information Intelligence Group segment’s product revenues decreased 35% and 13% to $32 million and $115 million for the three and nine months ended September 30, 2013, respectively. The decrease in product revenues during the three months ended September 30, 2013 was primarily due to delayed purchases due to customers' tight budgets. This business continues to make progress as it transitions to more cloud friendly offerings and vertical based solutions. In addition, we continued to see good growth from our new initiatives such as Syncplicity.

Consolidated services revenues increased 8% and 10% to $2,374 million and $7,005 million for the three and nine months ended September 30, 2013, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased demand for maintenance-related services and professional services as we continue to provide expertise to customers on effective ways to enable Cloud Computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 4% and 5% to $1,358 million and $4,019 million for the three and nine months ended September 30, 2013, respectively. The increase in services revenue for the three and nine months ended September 30, 2013 was primarily attributable to higher demand for maintenance-related services associated with a larger installed base as well as increased professional services.

The Pivotal segment’s services revenues increased 4% and 28% to $45 million and $136 million for the three and nine months ended September 30, 2013, respectively. The increase in services revenues was primarily attributable to higher demand for maintenance-related services associated with the growing installed base.

The VMware Virtual Infrastructure segment’s services revenues increased 17% and 20% to $722 million and $2,112 million for the three and nine months ended September 30, 2013, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 10% and 13% to $132 million and $395 million for the three and nine months ended September 30, 2013, respectively. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues increased 8% and 5% to $117 million and $343 million for the three and nine months ended September 30, 2013, respectively. The increase in services revenues was due to increased customer demand for the new initiatives and strategic services.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	September 30, 2013	September 30, 2012	% Change

United States	$2,956	$2,886	2%
Europe, Middle East and Africa	1,455	1,352	8%
Asia Pacific and Japan	789	733	8%
Latin America, Mexico and Canada	339	307	10%
Total revenues	$5,539	$5,278	5%

	For the Nine Months Ended
	September 30, 2013	September 30, 2012	% Change

United States	$8,752	$8,376	4%
Europe, Middle East and Africa	4,418	4,216	5%
Asia Pacific and Japan	2,361	2,193	8%
Latin America, Mexico and Canada	1,009	899	12%
Total revenues	$16,540	$15,684	5%
Revenues increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 in all of our geographic markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Changes in exchange rates negatively impacted revenue growth by 1% for both the three and nine months ended September 30, 2013. The impact of the change in rates was most significant in Japan and Brazil.
Costs and Expenses

The following tables present our costs and expenses, other income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Cost of revenue:
Information Storage	$1,672	$1,607	$65	4%
Information Intelligence Group	55	50	5	9%
RSA Information Security	82	81	1	—%
Pivotal	46	29	17	57%
VMware Virtual Infrastructure	144	126	18	14%
Corporate reconciling items	98	97	1	—%
Total cost of revenue	2,097	1,990	107	5%
Gross margins:
Information Storage	2,101	2,119	(18)	(1)%
Information Intelligence Group	94	108	(14)	(12)%
RSA Information Security	170	146	24	17%
Pivotal	34	37	(3)	(7)%
VMware Virtual Infrastructure	1,141	975	166	17%
Corporate reconciling items	(98)	(97)	(1)	—%
Total gross margin	3,442	3,288	154	5%
Operating expenses:
Research and development(1)	686	653	33	5%
Selling, general and administrative(2)	1,809	1,709	100	6%
Restructuring and acquisition-related charges	40	27	13	48%
Total operating expenses	2,535	2,389	146	6%
Operating income	907	899	8	1%
Investment income, interest expense and other expenses, net	(87)	(55)	(32)	59%
Income before income taxes	820	844	(24)	(3)%
Income tax provision	181	185	(4)	(2)%
Net income	639	659	(20)	(3)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(53)	(33)	(20)	63%
Net income attributable to EMC Corporation	$586	$626	$(40)	(7)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Cost of revenue:
Information Storage	$5,055	$4,847	$208	4%
Information Intelligence Group	168	157	11	7%
RSA Information Security	241	196	45	23%
Pivotal	132	84	48	59%
VMware Virtual Infrastructure	397	367	30	8%
Corporate reconciling items	298	285	13	(4)%
Total cost of revenue	6,291	5,936	355	6%
Gross margins:
Information Storage	6,408	6,330	78	1%
Information Intelligence Group	290	299	(9)	(3)%
RSA Information Security	471	458	13	3%
Pivotal	86	89	(3)	(4)%
VMware Virtual Infrastructure	3,292	2,857	435	15%
Corporate reconciling items	(298)	(285)	(13)	4%
Total gross margin	10,249	9,748	501	5%
Operating expenses:
Research and development(3)	2,056	1,896	160	8%
Selling, general and administrative(4)	5,308	5,076	232	5%
Restructuring and acquisition-related charges	195	81	114	142%
Total operating expenses	7,559	7,053	506	7%
Operating income	2,690	2,695	(5)	—%
Investment income, interest expense and other expenses, net	(213)	(131)	(82)	63%
Income before income taxes	2,477	2,564	(87)	(3)%
Income tax provision	474	590	(116)	(20)%
Net income	2,003	1,974	29	2%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(136)	(111)	(25)	22%
Net income attributable to EMC Corporation	$1,867	$1,863	$4	—%
___________

(1)	Amount includes corporate reconciling items of $92 million and $88 million for the three months ended September 30, 2013 and 2012, respectively.

(2)	Amount includes corporate reconciling items of $159 million and $171 million for the three months ended September 30, 2013 and 2012, respectively.

(3)	Amount includes corporate reconciling items of $269 million and $241 million for the nine months ended September 30, 2013 and 2012, respectively.

(4)	Amount includes corporate reconciling items of $452 million and $462 million for the nine months ended September 30, 2013 and 2012, respectively.
Gross Margins
Overall our gross margin percentages were 62.1% and 62.3% for the three months ended September 30, 2013 and 2012, respectively. The slight decrease in the gross margin percentage in the third quarter of 2013 compared to 2012 was attributable to the Information Storage segment, which decreased overall gross margins by 91 basis points, the Pivotal segment, which decreased overall gross margins by 21 basis points and the Information Intelligence Group segment, which decreased overall gross margins by 14 basis points. These decreases were partially offset by the RSA Information Security segment, which increased overall gross margins by 17 basis points and the VMware Virtual Infrastructure, which increased overall gross margins by 96 basis points. In addition, the increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

amortization and amortization of VMware’s capitalized software from prior periods decreased the consolidated gross margin percentage by 1 basis point.
Overall gross margin percentages were 62.0% and 62.2% for the nine months ended September 30, 2013 and 2012, respectively. The slight decrease in the gross margin percentage in the first three quarters of 2013 compared to 2012 was attributable to the Information Storage segment, which decreased overall gross margins by 61 basis points, the Pivotal segment, which decreased overall gross margins by 20 basis points, the RSA Information Security segment, which decreased overall gross margins by 14 basis points and the Information Intelligence Group segment, which decreased overall gross margins by 6 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 91 basis points. In addition, the increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and amortization of VMware’s capitalized software from prior periods decreased the consolidated gross margin percentage by 8 basis points.
For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and amortization of VMware’s capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $1 million in the corporate reconciling items within cost of goods sold for the three months ended September 30, 2013 compared to the same period in 2012 was attributable to a $7 million increase in acquisition-related intangible asset amortization expense, partially offset by a $5 million decrease in amortization of VMware’s capitalized software from prior periods and a $1 million decrease in stock-based compensation expense. The increase of $13 million in corporate reconciling items for the nine months ended September 30, 2013 compared to the same period in 2012 was attributable to a $32 million increase in acquisition-related intangible asset amortization expense, partially offset by a $3 million decrease in stock-based compensation expense and a $16 million decrease in amortization of VMware’s capitalized software from prior periods.
The gross margin percentages for the Information Storage segment were 55.7% and 56.9% for the three months ended September 30, 2013 and 2012, respectively, and were 55.9% and 56.6% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin percentage for the three months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to a decrease in high-end storage product revenue driven by more than a 40% decrease in revenue from the US federal government and a large volume of higher margin product orders which came in too late in the quarter to ship. The decrease in gross margin percentage for the nine months ended September 30, 2013 compared to the same period in 2012 was due to a large volume of higher margin product orders which came in too late in the quarter to ship at the end of the third quarter of 2013 as well as reduced service margins in the second and third quarters of 2013 driven by a build up in consulting capabilities and higher customer service field activity.
The gross margin percentages for the Pivotal segment were 42.6% and 55.6% for the three months ended September 30, 2013 and 2012, respectively, and were 39.5% and 51.8% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin percentage for both the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to a decrease in product margins resulting from an increase in the mix of appliance sales relative to software sales as well as a decrease in service margins as we build out the service capabilities of this new business.
The gross margin percentages for the VMware Virtual Infrastructure segment were 88.8% and 88.6% for the three months ended September 30, 2013 and 2012, respectively, and were 89.2% and 88.6% for the nine months ended September 30, 2013 and 2012, respectively. The increase in gross margin percentage for both the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily attributable to improvements in product margins due to a decrease of IT development costs and a decrease in royalty and licensing costs for technology licensed from third-party providers that is used in its products.
The gross margin percentages for the RSA Information Security segment were 67.6% and 64.2% for the three months ended September 30, 2013 and 2012, respectively, and were 66.1% and 70.0% for the nine months ended September 30, 2013 and 2012, respectively. The increase in gross margin percentage for the three months ended September 30, 2013 compared to the same period in 2012 was due to an increase in product margins resulting from an increase in sales of higher margin products as well as an increase in services margins. The decrease in gross margin percentage for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to an atypically higher gross margin in 2012 due to the release of the residual reserve related to the one-time impact of RSA remediation associated with working with customers to implement remediation programs which occurred in the three months ended June 30, 2012.
The gross margin percentages for the Information Intelligence Group segment were 63.3% and 68.1% for three months ended September 30, 2013 and 2012, respectively, and were 63.3% and 65.6% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin percentage for both the three and nine months ended September 30, 2013 compared to the same periods in 2012 was attributable to a decline in license revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Research and Development
As a percentage of revenues, R&D expenses were 12% for both the three and nine months ended September 30, 2013 and 2012. R&D expenses increased $33 million and $160 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and infrastructure costs. For the three months ended September 30, 2013, personnel-related costs increased by $29 million, depreciation expense increased by $8 million, infrastructure expenses increased by $5 million and business development costs increased by $4 million. For the nine months ended September 30, 2013, personnel-related costs increased by $147 million, depreciation expense increased by $22 million and infrastructure costs increased $17 million, partially offset by a decrease in materials costs of $6 million. Partially offsetting these increases were higher capitalization of software development costs of $14 million and $28 million for the three and nine months ended September 30, 2013, respectively, which decrease R&D expenses.
Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, increased $4 million and $28 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Stock-based compensation expense increased $5 million and $30 million, respectively, partially offset by a decrease in intangible asset amortization of $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9% for both the three and nine months ended September 30, 2013 and 2012. R&D expenses decreased $2 million and increased $48 million for the three and nine months ended September 30, 2013, respectively, primarily due to changes in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and facility costs. For the three months ended September 30, 2013, personnel-related costs increased by $11 million, depreciation expense increased by $5 million and business development costs increased by $3 million. For the nine months ended September 30, 2013, personnel-related costs increased by $53 million, depreciation expense increased by $16 million and infrastructure costs increased by $11 million. Somewhat offsetting these increased costs was an increase in capitalization of software development costs of $19 million and $33 million for the three and nine months ended September 30, 2013, respectively. The increase in capitalized software development costs is primarily due to the timing of products reaching technological feasibility.
R&D expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 40% and 47% for the three months ended September 30, 2013 and 2012, respectively, and were 40% and 53% for the nine months ended September 30, 2013 and 2012, respectively. R&D expenses increased $1 million and decreased $5 million for the three and nine months ended September 30, 2013, respectively, primarily due to fluctuations in personnel-related costs as the business continues to transition to its new strategic focus.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 16% for both the three and nine months ended September 30, 2013 and 2012. R&D expenses increased $30 million and $89 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 largely due to increases in personnel-related costs of $26 million and $76 million, respectively, driven by incremental headcount from strategic hiring as well as increases in depreciation costs of $2 million and $6 million, respectively, as well as increases in infrastructure costs of $2 million and $7 million, respectively.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 33% and 32% for the three months ended September 30, 2013 and 2012, respectively, and were 32% for both the nine months ended September 30, 2013 and 2012. SG&A expenses increased by $100 million and $232 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions including variable compensation bonuses and increases in travel, business development and infrastructure expense. For the three months ended September 30, 2013, personnel-related costs increased by $73 million, business development expense increased by $15 million, travel increased by $8 million and infrastructure costs increased by $4 million. For the nine months ended September 30, 2013, personnel-related costs increased by $197 million, business development expense increased by $18 million and infrastructure expense increased by $7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Corporate reconciling items within SG&A, which consist of stock-based compensation and intangible asset amortization, decreased $12 million and increased $10 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Intangible asset amortization decreased $2 million and $6 million and stock-based compensation expense decreased $10 million and $4 million for the three and nine months ended September 30, 2013, respectively.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27% and 26% for the three months ended September 30, 2013 and 2012, respectively, and were 26% and 27% for the nine months ended September 30, 2013 and 2012, respectively. SG&A expenses increased $34 million for both the three and nine months ended September 30, 2013 when compared to the same periods in 2012 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and increases in business development, depreciation, infrastructure and travel expense. Personnel-related costs increased by $18 million and $19 million, business development costs increased by $2 million and $7 million, depreciation expense increased by $1 million and $7 million, infrastructure costs increased by $6 million and $5 million and travel expense increased by $7 million and $2 million for the three and nine months ended September 30, 2013, respectively.

SG&A expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 54% and 57% for the three months ended September 30, 2013 and 2012, respectively, and were 54% and 65% for the nine months ended September 30, 2013 and 2012, respectively. SG&A expenses increased $5 million and $7 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012 primarily due to fluctuations in personnel-related costs as the business continues to transition to its new strategic focus.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 38% for both the three months ended September 30, 2013 and 2012, and were 39% and 38% for the nine months ended September 30, 2013 and 2012, respectively. SG&A expenses increased $72 million and $202 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012 primarily due to growth in personnel-related expenses of $41 million and $126 million in the three and nine months ended September 30, 2013, respectively, driven by incremental headcount. In addition, there were increases in commissions of $20 million and $65 million and increases to business development of $12 million and $8 million during the three and nine months ended September 30, 2013, respectively.
Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2013, we incurred restructuring and acquisition-related charges of $40 million and $195 million, respectively. For the three and nine months ended September 30, 2012, we incurred restructuring and acquisition-related charges of $27 million and $81 million, respectively. For the three and nine months ended September 30, 2013, EMC incurred $30 million and $116 million, respectively, of restructuring charges, primarily related to our current year restructuring programs and $4 million and $8 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. For the three and nine months ended September 30, 2013, VMware incurred $1 million and $54 million, respectively, of restructuring charges related to workforce reductions as part of its current year restructuring program and $1 million and $3 million, respectively, of charges in connection with acquisitions for financial advisory, legal and accounting services. In addition, VMware incurred $4 million and $14 million of impairment charges related to its business realignment for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, we incurred $22 million and $71 million, respectively, of restructuring charges, primarily related to our 2012 restructuring programs and $5 million and $10 million, respectively, of costs in connection with acquisitions for financial advisory, legal and accounting services.

In the first and third quarters of 2013, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,000 and 525 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed within a year of the start of each program.

In the first quarter of 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 725 positions across all major functional groups and geographies. Substantially all of the cash-related expenses incurred in connection with the business realignment plan have been paid as of September 30, 2013 and the remaining cash payments are expected to be fully paid out by the end of 2013.

During 2012, we implemented separate restructuring programs to create further operational efficiencies which resulted in a workforce reduction of 1,163 positions, of which 298, 279 and 292 positions were identified in the first, second and third quarters

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

of 2012, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed by the end of 2013.

For the three and nine months ended September 30, 2013, we recognized $2 million and $14 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2012, we recognized $7 million and $15 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.
Investment Income
Investment income was $26 million and $29 million for the three months ended September 30, 2013 and 2012, respectively, and was $93 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively. Investment income decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to a decrease in net realized gains. For the three months ended September 30, 2013 and 2012, net realized losses were $1 million and net realized gains were $5 million, respectively, and interest income was $27 million and $25 million, respectively. For the nine months ended September 30, 2013 and 2012, net realized gains were $11 million and $6 million, respectively, and interest income was $79 million and $77 million, respectively. Investment income increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due an increase in net realized gains during the first and second quarters of 2013.
Interest Expense
Interest expense was $58 million and $21 million for the three months ended September 30, 2013 and 2012, respectively, and was $109 million and $58 million for the nine months ended September 30, 2013 and 2012, respectively. Interest expense consists primarily of interest on the 2013 Notes and the Notes. Interest expense on the Notes was $35 million and $45 million for the three and nine months ended September 30, 2013, respectively. Also included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $17 million and $15 million for the three months ended September 30, 2013 and 2012, respectively, and $49 million and $46 million for the nine months ended September 30, 2013 and 2012, respectively, as we are accreting the 2013 Notes to their stated values over their term. Also included in interest expense is the amortization of the debt discount and debt issuance fees attributable to the Notes. See Note 4 to the consolidated financial statements.

Other Expense, Net
Other expense, net was $55 million and $63 million for the three months ended September 30, 2013 and 2012, respectively, and was $197 million and $158 million for the nine months ended September 30, 2013 and 2012, respectively. Other expense, net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $75 million and $62 million for the three months ended September 30, 2013 and 2012, respectively, and $215 million and $177 million for the nine months ended September 30, 2013 and 2012, respectively, and foreign currency exchange losses. In addition, during the nine months ended September 30, 2012, we incurred losses on interest rate swaps of $40 million and $71 million in net gains from the sale of strategic investments held at cost which includes a gain on our strategic investment in XtremIO of $32 million. During the nine months ended September 30, 2013, VMware recorded net gains on the divestiture of businesses and investments of $31 million.

The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63% at September 30, 2013, and represents our share of the net losses of the joint venture net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note 9 to the consolidated financial statements.

Provision for Income Taxes

Our effective income tax rates were 22.1% and 19.1% for the three and nine months ended September 30, 2013, respectively. Our effective income tax rates were 22.0% and 23.0% for the three and nine months ended September 30, 2012, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and the federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the nine months ended September 30, 2013 included the federal tax credit for increasing research activities for the full year 2012 as well as the nine months ended September 30, 2013, which reduced our effective tax rate for the nine month period. For the three and nine months ended September 30, 2012, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions.
Our effective income tax rate decreased in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 4.4% for the nine months ended September 30, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, state taxes, change in tax contingency reserves and discrete items, the net impact of which is immaterial. Our effective income tax rate for the three months ended September 30, 2013 is consistent with our effective income tax rate for the three months ended September 30, 2012 as a 3.0% favorable impact of U.S. federal tax credit for increasing research activities on our effective income tax rate is offset by a lower estimated Section 199 deduction and other differences between the two three-month periods.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is still in the early stage for information gathering and it is not expected to be completed until 2015. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2003. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.
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

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $53 million and $33 million for the three months ended September 30, 2013 and 2012, respectively, and was $136 million and $111 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in both the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to increases in VMware’s net income. VMware’s net income was $261 million and $157 million for the three months ended September 30, 2013 and 2012, respectively, and was $679 million and $540 million for the nine months ended September 30, 2013 and 2012, respectively. The weighted average non-controlling interest in VMware was approximately 20% and 21% for the three months ended September 30, 2013 and 2012, respectively, and was 20% and 21% for the nine months ended September 30, 2013 and 2012, respectively. EMC has a stock purchase program of VMware’s Class A common stock to maintain an approximately 80% majority ownership in VMware over the long term. During the nine months ended September 30, 2013, EMC purchased approximately 2 million VMware shares for approximately $150 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Financial Condition

Cash provided by operating activities was $4,733 million and $4,363 million for the nine months ended September 30, 2013 and 2012, respectively. Cash received from customers was $18,065 million and $16,557 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash received from customers was attributable to an increase in sales volume and strong customer collections. Cash paid to suppliers and employees was $12,740 million and $11,951 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily attributable to a general growth in the business to support the increased revenue base. For the nine months ended September 30, 2013 and 2012, we paid $691 million and $291 million, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. The higher payments in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were primarily driven by higher pretax income and lower stock-based compensation and tax depreciation deductions in 2012 compared to 2011.

Cash used in investing activities was $5,664 million and $2,932 million for the nine months ended September 30, 2013 and 2012, respectively. Cash used for business acquisitions, strategic and other investments was $715 million and $1,861 million for the nine months ended September 30, 2013 and 2012, respectively. This activity varies from period to period based upon the number and size of acquisitions in a given period. In the nine months ended September 30, 2013 and 2012, we also provided funding of $268 million and $218 million, respectively, to our joint venture VCE. During the nine months ended September 30, 2013, VMware received $38 million from dispositions of certain lines of business. Capital additions were $673 million and $523 million for the nine months ended September 30, 2013 and 2012, respectively. Capitalized software development costs were $342 million and $316 million for the nine months ended September 30, 2013 and 2012, respectively. Net purchases of investments were $3,704 million and $14 million for the nine months ended September 30, 2013 and 2012, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash provided by financing activities was $3,414 million for the nine months ended September 30, 2013 and cash used in financing activities was $1,785 million for the nine months ended September 30, 2012. We received $5,460 million in proceeds through the issuance of long-term notes in the nine months ended September 30, 2013 and we spent $1,714 million for repayment of our long- and short-term obligations including convertible debt in the nine months ended September 30, 2012. We spent $1,965 million and $380 million to repurchase 80 million and 15 million shares of our common stock for the nine months ended September 30, 2013 and 2012, respectively. We also spent $160 million and $132 million to purchase 2 million shares of VMware’s common stock in both the nine months ended September 30, 2013 and 2012, respectively. Additionally, in the nine months ended September 30, 2013 and 2012, VMware spent $392 million and $307 million to repurchase 5 million and 3 million shares, respectively, of its common stock. We generated $487 million and $602 million during the nine months ended September 30, 2013 and 2012, respectively, from the issuance of common stock. We generated $102 million and $212 million during the nine months ended September 30, 2013 and 2012, respectively, of excess tax benefits from stock-based compensation. During the nine months ended September 30, 2012, we used $70 million on the settlement of interest rate swap contracts. Additionally, during the nine months ended September 30, 2013, Pivotal received a $105 million capital contribution from GE and EMC paid a dividend of $209 million to shareholders.

In August 2013, EMC declared a quarterly cash dividend of $0.10 per share of common stock. On October 23, 2013, EMC paid a cash dividend of $206 million to shareholders of record as of the close of business on October 1, 2013.

We expect to continue to generate positive cash flows from operations for the remainder of 2013 and to use cash generated from operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes"). The Notes pay a fixed rate of interest semi-annually in arrears with the first interest payment commencing on December 1, 2013. The proceeds from the Notes will be used to satisfy cash payment obligations at the maturity, or upon the conversion, of the outstanding 2013 Notes as well as for general corporate purposes including stock repurchases, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of September 30, 2013, we were in compliance with all debt covenants which are customary in nature.

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

The remaining $1,667 million of the 2013 Notes is due in November 2013. At September 30, 2013, the 2013 Notes are fully convertible until maturity. Accordingly, since the terms of the 2013 Notes require the principal to be settled in cash, we reclassified to the mezzanine from shareholders’ equity the portion of the 2013 Notes attributable to the conversion feature which had not yet been accreted to its face value, and the 2013 Notes are classified as a current liability. Approximately $58 million of the 2013 Notes have been converted as of September 30, 2013.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended September 30, 2013, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes are convertible at the option of the holder through September 1, 2013, at which time they are fully convertible until maturity. Upon conversion, we are obligated to pay cash up to the principal amount of the debt converted. We have the option to settle any conversion value in excess of the principal amount with cash, shares of our common stock, or a combination thereof.
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

At September 30, 2013, our total cash, cash equivalents, and short-term and long-term investments were $17,466 million. This balance includes approximately $5,837 million held by VMware, of which $3,918 million is held overseas, and $3,603 million held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC used certain non-GAAP financial measures in the three months ended September 30, 2013 which exclude stock-based compensation, amortization of intangible assets, restructuring and acquisition-related charges, the amortization of VMware’s capitalized software from prior periods and infrequently occurring gains, losses and charges to measure its gross margin, operating margin, non-operating income (expense), net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to capital expenditures and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.
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
Our non-GAAP operating results for the three months ended September 30, 2013 and 2012 were as follows (in millions):

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Gross margin	$3,540	$3,385
Gross margin percentage	63.9%	64.1%
Operating income	1,296	1,282
Operating margin percentage	23.4%	24.3%
Income tax provision	263	289
Net income attributable to EMC	860	881
Diluted earnings per share attributable to EMC	$0.40	$0.40
The slight decrease in non-GAAP gross margin percentage was attributable to reduced Information Storage product margins primarily attributable to a decrease in high-end storage product revenue driven by more than a 40% decrease in revenue from the US federal government during the three months ended September 30, 2013 and a large volume of higher margin product orders which came in too late in the quarter to ship. The decrease in the non-GAAP operating margin percentage was attributable to fixed operating expenses growing at a faster rate than revenue due to the unexpected revenue shortfall as discussed above.
The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended September 30, 2013
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Special tax items	Net gain on disposition of certain lines of business and other	Non-GAAP
Gross margin	$3,442	$32	$58	$—	$8	$—	$—	$3,540
Operating income	907	244	97	40	8	—	—	1,296
Income tax provision	181	64	27	10	2	(23)	2	263
Net income attributable to EMC	586	163	66	29	4	23	(11)	860
Diluted earnings per share attributable to EMC	$0.27	$0.08	$0.03	$0.01	$—	$0.01	$(0.01)	$0.40

	For the Three Months Ended September 30, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Non-GAAP
Gross margin	$3,288	$33	$51	$—	$13	$3,385
Operating income	899	250	93	27	13	1,282
Income tax provision	185	67	30	3	4	289
Net income attributable to EMC	626	164	60	24	7	881
Diluted earnings per share attributable to EMC	$0.28	$0.07	$0.03	$0.01	$—	$0.40
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the nine months ended September 30, 2013, our free cash flow was $3,718 million, an increase of 6% compared to the free cash flow generated for the nine months ended September 30, 2012. The free cash flow for the nine months ended September 30, 2013 exceeded our same period non-GAAP net income attributable to EMC by $1,101 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, pay dividends, service debt and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.
The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cash Flow from Operations	$1,793	$1,438	$4,733	$4,363
Capital Expenditures	(236)	(191)	(673)	(523)
Capitalized Software Development Costs	(123)	(109)	(342)	(316)
Free Cash Flow	$1,434	$1,138	$3,718	$3,524
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $4,733 million and $4,363 million for the nine months ended September 30, 2013 and 2012, respectively, cash used in investing activities of $5,664 million and $2,932 million for the nine months ended September 30, 2013 and 2012, respectively, and net cash provided by and (used in) financing activities of $3,414 million and $(1,785) million for the nine months ended September 30, 2013 and 2012, respectively.
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

We held $10.3 billion in short- and long-term investments as of September 30, 2013. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, including the downgrade of U.S. government debt, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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
As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, which might significantly affect our effective income tax rates in the future. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.
As part of the current Administration’s ongoing budget negotiations, President Obama and the House of Representatives and Senate Committees have called for a comprehensive tax reform, which might change certain U.S. tax rules for U.S. corporations doing business outside the United States. While the scope of future changes differs among various tax proposals and remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. The enactment of some or all of these proposals could increase the Company's effective tax rate and adversely affect our profitability.
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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2013
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	15		$25.01	15	221
August 1, 2013 – August 31, 2013	14		26.21	12	209
September 1, 2013 – September 30, 2013	12		26.56	12	197
Total	41	(2)	$25.87	39	197
__________________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorizations by our Board of Directors in April 2008 to repurchase 250 million shares of our common stock and in February 2013 to repurchase an additional 250 million shares of our common stock. These repurchase authorizations do not have a fixed termination date.

(2)	Includes an aggregate of 2 million shares withheld from employees for the payment of taxes.

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

Date: November 7, 2013	EMC CORPORATION

	By:	/s/ David I. Goulden
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

4.5	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
10.1	Aveksa, Inc. 2005 Equity Incentive Plan. (filed herewith)
10.2	ScaleIO, Inc. 2011 Stock Incentive Plan. (filed herewith)
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