Form 10-K
period 2013-12-31
EMC CORP
filed 2014-02-25
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $49,015,382,041 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013).
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2014 was 2,025,633,308.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2014.

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

PART I
ITEM 1.        BUSINESS
The Opportunity

Throughout this report, we refer to EMC Corporation, together with its subsidiaries, as “EMC,” “we,” “us,” or “the Company.”

EMC's mission is to lead businesses and service providers to transform information technology (“IT”) operations to an “as a service” model (“ITaaS”). ITaaS offers a dramatically more efficient delivery model that helps transform IT organizations from cost centers to value drivers that are more agile, more cost-effective and more responsive to business needs.

We manage our business as three federated businesses, each of which plays a vital role in the delivery of ITaaS: EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. As data centers move to an ITaaS model, managing information becomes central to their operations. EMC Information Infrastructure provides a foundation for organizations to store, manage, protect, analyze and secure ever-increasing quantities of information, while at the same time improving business agility, lowering cost and increasing competitive advantage. These benefits can be greatly enhanced with virtualization. VMware Virtual Infrastructure, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is the leader in virtualization infrastructure solutions. VMware continues to excel because it is uniquely positioned to help customers move from the client-server era to the mobile-cloud era of computing. As VMware helps customers bridge to this new world, it is enabling them to capture new levels of efficiency, control and agility. EMC’s majority-owned Pivotal Software, Inc. (“Pivotal”) is a leading provider of application and data infrastructure software, agile development services and data science consulting. Pivotal unites strategic technology, people and programs formerly within EMC and VMware, including Greenplum, Cloud Foundry, Spring, Cetas, Pivotal Labs, GemFire and other products. Pivotal is building a new platform comprising next-generation data fabrics, application fabrics and a cloud-independent platform-as-a-service (“PaaS”). Under our federation model, each of the three businesses operates freely and independently to build its own ecosystem and offer customers the very best technology solutions, free from vendor confinement.  At the same time, the federation is aligned in the mission to lead our customers and partners through the transformational shifts occurring in IT.  We believe this model creates a distinct competitive advantage by offering tight integration for customers who prefer control and choice of deployment for customers seeking flexibility.

EMC was incorporated in Massachusetts in 1979. Our corporate headquarters are located at 176 South Street, Hopkinton, Massachusetts. EMC supports a broad range of customers, including service providers, around the world - in every major industry, in both public and private sectors, and of sizes ranging from the Fortune 500 to small business and individual consumers.

EMC Strategy, Products and Services

Industry Transformation and Opportunity

The IT industry is experiencing one of the most disruptive periods of transition in its history, and the pace of this change is accelerating.  Macro trends toward technology that is mobile, social, cloud-based and Big Data-driven are forming what has become known as the third platform of IT.  As a result, enterprise customers are investing beyond IT solutions built for the client-server era, known as the second platform, and increasingly building out solutions that accommodate the third platform of IT.  While the second platform of IT continues to support the vast majority of enterprise workloads, much of the new data that is being generated, stored and managed by enterprises is best accommodated by third platform technologies.  As a result, customers are seeking solutions that bridge the two.

The adoption of the third platform is transforming the way IT is built, operated and consumed. IT leaders around the world are reinventing the way they operate, and forging a new, always-on, data-driven computing infrastructure that can be accessed from anywhere in the world by a highly mobile and social workforce.

Contributing to the rise of the third platform is the unrelenting expansion of the world's data, which is expected to expand at a compound annual growth rate of almost 40% from 2013 to 2020. Cloud infrastructures represent the best platform for organizations to digest and harness the power of the massive quantities of data generated by the proliferation of smart phones, social networks, machine-to-machine communications and sensor networks. For businesses, this new relationship to Big Data is enabling profound opportunities for strategic insights, market research and operational efficiency. The study and use of Big Data is transforming business as well as our understanding of how the world works.

Yet, the increasing sophistication of cyber criminals stands as a primary obstacle to accessing the full benefits of cloud computing and Big Data. To achieve true adoption, applications and services must be delivered on a fully trusted IT infrastructure.

The EMC strategy is to deliver best-of-breed products and services that allow customers to move to the third platform via an ITaaS model through cloud computing, gain value through analysis of Big Data and to do so within a trusted computing environment. This will be achieved while also enabling them to continue to run existing applications more efficiently and reliably.

Whether customers are expanding traditional data centers, providing private cloud services, or relying on public cloud vendors, our portfolio positions us to meet their needs through every phase, from initial assessment to design, delivery and implementation. This includes training and professional certification in the skills required to manage the ITaaS and Big Data-centric work environment.

ITaaS and Cloud Computing Transform IT

An organization’s ability to achieve revenue goals and operational excellence depends largely on the successful implementation of information technology. The global pervasiveness of smart, mobile devices and the broad exposure of consumers to online retailers, social networks and technology-enhanced entertainment have put pressure on the IT industry to provide highly responsive, always-on applications and services.

The ultimate goal of ITaaS is to make the IT organization more agile and responsive to business and consumer needs. To do this, the IT infrastructure must be made more efficient, so it can act as an enabler of business. This is achieved first through virtualizing the infrastructure - creating shared pools of network, storage and compute resources that any application can exploit. Next, through increased automation, the infrastructure can be made less dependent on manual human intervention. Automation not only increases efficiency, it makes processes run faster and more reliably. The business can then consume IT as a set of services with an understanding of what is being delivered, at what service level, and at what cost.

To achieve maximum efficiency and agility, data centers are becoming more and more driven by policy-based automation that improves the productivity and effectiveness of its operators. Such “software-defined data centers” feature virtualized infrastructure -- consisting of software-defined computing, software-defined networking, software-defined storage and software-defined security, all delivered as a service -- that can respond instantly to changing operating conditions and business imperatives.

Most companies are first building a “private cloud” inside their own data centers - consolidating, standardizing, virtualizing and then automating much of the existing infrastructure and applications. Many organizations also look to hosted cloud services, delivered by service providers, that can run business applications, provide additional compute and storage capacity, and provide business continuity options. These public clouds will continue to provide and expand consumable IT services, especially for emerging development and analytic applications. IT departments are thus coming to rely on a combination of private cloud, hosted services, and public cloud infrastructures - moving to a so-called “hybrid cloud” model.

With this in mind, companies choose EMC as their IT transformation partner for three reasons:

•	First, we deliver the greatest improvements in efficiency of the IT infrastructure, including much-needed professional skills and certification programs;

•	Second, we provide IT with a solution that leaves companies in control of critical data and applications; and

•	Third, we offer choice - retaining an open architecture with the ability to run a broad range of applications on both virtual and physical infrastructure.

Big Data Transforms Business

The continued growth of data in the digital universe creates a huge challenge for IT departments that must store and manage information, and with only an estimated 50 percent increase in staffing budgets by 2020, according to industry experts. But Big Data also creates huge opportunities for a new generation of applications that help organizations turn massive amounts of data into insight and competitive advantage.

Many business-critical systems have amassed tens or hundreds of terabytes of structured and unstructured data - stored, managed and protected, in many cases, by EMC storage and security infrastructure. Companies want to analyze this data for trends and to gain understanding of customer or organizational behavior. In addition, many would like to use data to change business in real time, using fast-data techniques to adjust prices and product availability and to address changing external conditions. Analysts are also predicting rapid growth in the Internet of Things, where sensors and machinery are also generating steady streams of analyzable data.

To capitalize on the Big Data opportunity, IT leaders are developing applications that require new computing and storage workloads. These emerging workloads represent a new paradigm for data storage products, services and applications. As a long-time leader in storage technology and managing Big Data workloads, EMC is strongly positioned to lead in this critical sector of the new IT economy.

Trust Accelerates Transformation

The adoption of IT as a service, cloud computing and Big Data analytics is dependent upon IT’s ability to maintain a trustworthy infrastructure and application environment, one that supports business expectations while protecting data assets and intellectual property.

The increasing use of hosted or public cloud services challenges the boundaries that define enterprise IT and the notion of a perimeter-based approach to cyber security. As the value of enterprise information grows, security threats become stealthier and more advanced. A Big Data approach to security analyzes vast flows of information and patterns of behavior in order to spot anomalies in activity. IT must move from an approach of static security to the newer dynamic security in order to secure trust in cloud computing models.

In the cloud era, trust in IT is achieved when an organization can anticipate, identify and repel advanced threats while ensuring availability of applications, systems and data. With our emphasis on innovations like RSA security analytics and forensics, advanced data protection, and next-generation backup, EMC plays a central role in enabling trusted cloud environments.

EMC Information Infrastructure Products and Offerings

Information Storage Segment

EMC offers a comprehensive portfolio of enterprise storage systems and software - including high-end EMC VMAX and mid-tier EMC VNX unified storage and a portfolio of backup products that support a wide range of enterprise application workloads. EMC’s two additional storage families, EMC Isilon and EMC Atmos, are specifically designed to handle vast quantities of unstructured data. As the foundation of an information infrastructure within traditional data centers, virtual data centers and cloud-based IT infrastructures, EMC storage systems can be deployed in storage-area networks (“SAN”), networked-attached storage (“NAS”), unified storage combining NAS and SAN, object storage and/or direct-attached storage environments.

Customer adoption of EMC’s storage products and offerings in 2013 was driven by storage innovations, new features and capabilities and a focused emphasis on expanding EMC’s partner ecosystem. EMC storage systems leverage the latest Intel processor technology designed to consume less energy than alternative solutions and are optimized for virtual environments. EMC and VMware products are tightly integrated, which is critical to customers managing and optimizing their storage in virtual data centers. VMware and virtualization integration continues to be a key competitive differentiator and enabler for EMC, helping customers realize the potential of transforming their IT to virtual infrastructures.

EMC continues to lead the high-end storage market. Following a major refresh of the EMC VMAX family in 2012, in 2013, EMC continued building upon the market-leading systems with significant updates to the VMAX operating software (Enginuity), adding multiple new features to the VMAX family, new 16Gb Fibre Channel support, as well as adding more data protection capabilities to our SRDF and RecoverPoint products. In addition, EMC doubled the performance of the VMAX 10K and added the new VMAX 10K Block and File array which adds file capabilities without a complex NAS gateway. The VMAX 10K brings EMC’s mission-critical offering within the reach of smaller enterprise customers.

EMC also leads the mid-range storage market with its award-winning EMC VNX unified storage family, which includes the VNX and VNXe. In September 2013, EMC launched the new VNX Series, which delivers up to four-times the performance of the previous generation. The new VNX leverages the latest Intel Sandy Bridge chip and features MCx (multi-core optimization) technology, increases transactional NAS performance, and delivers increased reliability and availability.  The flash-centric design of the new VNX enables flash-optimized performance for virtual applications and cloud deployments. This boost to application performance combined with industry-leading integration with virtualization platforms makes the VNX platform well-suited for virtualizing mission-critical applications. VNX solutions are available as part of both VSPEX proven infrastructure and VCE Vblock converged infrastructure to enable fast cloud deployments with integrated servers, storage, network, hypervisor and management in a proven configuration.

Flash continues to be a disruptive technology, driving innovation within the storage market. Through organic innovation and strategically acquired technologies, EMC has developed what we believe to be the most comprehensive flash portfolios in the industry - including flash-optimized hybrid arrays, server-flash solutions and all-flash arrays. EMC is focused on extending its lead in the enterprise flash market, which was established in 2008 with the introduction of the storage industry’s first flash-enabled enterprise storage array. In 2013, EMC announced general availability of XtremIO, marking the industry’s first all-flash array to provide consistent and predictable high performance to any application workload over any period of time, regardless of whether the array is idle or busy, empty or full. EMC also added a new line of PCIe-based flash cards that dramatically accelerate application performance to the Xtrem Family of flash-optimized server and storage products. In addition, EMC announced a new version of XtremCache software, enabling distributed cache coherency for Oracle RAC environments. This helps maintain data consistency across a server cluster. EMC’s comprehensive flash portfolio, plus our latest new emerging technology with ScaleIO, a Server SAN solution, addresses different market segments, use cases, workloads, applications, budgets and deployment scenarios based on customer needs.

EMC Isilon storage systems simplify and reduce the cost to manage Big Data storage environments by offering an innovative scale-out NAS architecture that enables rapid scaling of both capacity and performance while decreasing the need for management resources. In 2013, EMC introduced a new version of its operating system, OneFS 7.1, which includes enhancements that support next-generation workflows and applications such as enterprise IT file based workloads, Big Data analytics and mobility. These enhancements include integration with EMC ViPR software to extend the benefits of Isilon scale-out NAS to object storage, as well as Hadoop Distributed File System ("HDFS") 2.0 integration that supports multiple analytics providers including those such as PivotalHD. Additionally in 2013, EMC executed on-premise Isilon integration with Syncplicity online file sharing which allows Isilon access through the Syncplicity mobile app.

EMC Atmos storage systems offer a scale-out object platform for globally distributed unstructured content.  As one of only a few commercially available object storage systems, we believe we hold a market-leadership position in object storage.  The ability to store, archive and access such content at scale is a key capability for private, public and hybrid cloud infrastructures.

EMC seeks to align customers’ data protection infrastructures to the transformational initiatives underway at IT organizations around the globe. Central to this mission is the migration of customers to Protection Storage Architectures, which are open data protection platforms that maximize flexibility and scale, while eliminating disparate silos of infrastructure.  EMC has a broad portfolio of data protection solutions that span the backup, archive and availability categories.  These include EMC Avamar and EMC NetWorker backup software, EMC Data Domain deduplication storage systems, EMC RecoverPoint and VPLEX continuous availability solutions, EMC Disk Library for mainframe products, EMC SourceOne archive software and Mozy cloud backup and access. During 2013, EMC continued to deepen the level of integration between its data protection hardware and software products, as well as with enterprise applications from Oracle, SAP and Microsoft and virtual infrastructure from VMware and Microsoft. This highly integrated approach to delivering solutions for backup and recovery, disaster recovery, continuous availability and archiving helps users address challenges associated with exponential data growth, physical-to-virtual migration and cloud computing initiatives.

In 2013, EMC launched the ViPR Software-Defined Storage platform, which is a key area of opportunity across our federated businesses. EMC ViPR software consists of two distinct components, the ViPR Controller and ViPR Data Services. The ViPR Controller reduces complexity in today’s storage environments by abstracting and standardizing the provisioning and management of both EMC and non-EMC arrays. As a result, the storage infrastructure can be highly automated and accessed through a self-service portal - enabling IT departments to offer a simple, public cloud-like experience for application owners. ViPR Data Services provides new storage functionality on top of existing EMC arrays, non-EMC arrays and commodity storage. We expect third-platform infrastructures, including large web-scale content depots, and next-generation application developers to increasingly rely on object storage because of its simplicity, cost and globally distributed nature. Object stores will also likely play a major role underneath Big Data Analytics systems based on Hadoop. ViPR HDFS, used in conjunction with Pivotal, enables customers to build next-generation data “lakes” that provide a comprehensive platform for enterprises to use all available data in decision-

making. Moreover, the availability of ViPR functionality through software that is integrated with VMware solutions will allow customers to use ViPR as the major software-defined storage component in a VMware software-defined data center environment.

EMC Global Services

EMC Global Services enables customers and partners to transform IT, realize the agility and efficiency of a trusted cloud, and capitalize on the competitive advantage of Big Data. Our 15,000+ services professionals worldwide, plus our global network of partners, deliver the skills, knowledge and experience organizations need to accelerate their cloud, Big Data and trust initiatives and get the maximum value from their EMC technology investments. We provide a broad and comprehensive mix of services capabilities to assist customers with every phase of their journey - from developing a strategy to designing, deploying, operating and supporting their IT environment as well as providing their workforce with the necessary skills, knowledge and certifications.

Global Services continually enhances its services portfolio and skills in support of EMC’s strategies of cloud, Big Data and trust and to stay ahead of rapidly evolving market and customer demands. In 2013, we made two significant additions to our portfolio: EMC Continuous Availability Advisory Services (“CAAS”) and Hybrid Cloud Automation Services. CAAS is a comprehensive assessment, cost/benefit analysis and roadmap development offering to help organizations significantly reduce server count by combining existing production, high availability and disaster recovery compute platforms into a single virtual storage solution. This proven services methodology that is based on EMC’s VPLEX virtual storage enables an always-on-and-available IT infrastructure with reduced capital and operational expenditures. Hybrid cloud automation services leverage new automation and orchestration technologies from VMware - vCloud Suite and IT Business Management Suite - to help customers build a hybrid cloud to reduce costs and increase agility in the Software Defined Data Center (“SDDC”). Interest in hybrid clouds has grown due to the IT cost savings and benefits being realized by running each application where it makes most sense based on functionality, cost and security requirements.

In 2013, EMC launched new courses to give business leaders the knowledge and tools needed to successfully implement cloud or Big Data analytics strategies within their organizations: Cloud and IT as a Service for Business Transformation, and Data Science and Big Data Analytics for Business Transformation. With these additions to the EMC Education Services portfolio, EMC now offers a cloud and data science curriculum for every level of the organization. Also in 2013, the EMC Academic Alliance, which provides universities worldwide with technology curricula to educate and transform the next generation of IT and data science professionals, reached an important milestone with the number of member institutions topping 1,000.

In 2013, Global Services achieved record-high customer satisfaction scores, earning multiple industry awards for our exemplary customer service and customer-centric service culture and our excellence in online service and support. We made significant progress in 2013 improving the customer experience with the rollout of a new operational model focused on simplifying EMC services and aligning them more closely with our sales and engineering functions.

RSA Information Security Segment

RSA, the Security Division of EMC, delivers intelligence-driven security solutions that help the world’s leading organizations solve their most complex and sensitive security challenges. RSA offers solutions that are engineered to combine agile controls for identity assurance, fraud detection, and data protection, Security Analytics and industry-leading GRC capabilities, and expert consulting and advisory services. Through these solutions, services and an array of partnerships, RSA helps bring visibility and trust to millions of user identities, the data they create, the transactions they perform, and the IT infrastructure they rely on.

In 2013, RSA strengthened its leadership in the information security market through several strategic initiatives, new solution and service offerings and technology partnerships. Among these strategic initiatives was the acquisition of Aveksa, a leading provider of business-driven Identity and Access Management solutions. The addition of Aveksa improves our ability to manage the complete lifecycle of users’ digital identities from a business-driven perspective and utilize more agile, intelligent and scalable “situational perimeters.”

RSA released a number of innovative solutions throughout 2013, most notably one of the industry’s first Big Data-driven security monitoring solutions, RSA Security Analytics. The Security Analytics products are the result of our strategy to redefine Security Information Management by combining network monitoring, traditional log management, forensics, and compliance with Big Data management and analytics. RSA also introduced RSA Authentication Manager 8, a major update to its flagship two-factor authentication software that was designed to add new user-friendly authentication options and capabilities to manage RSA SecurID tokens, users and resources across physical sites. RSA also announced significant updates to anti-fraud technology obtained in 2012 through the acquisition of Silver Tail Systems, with the release of RSA Silver Tail 4.0, which was designed to use Big Data to help security and fraud teams detect fraud, security threats and business logic abuse affecting web sites in real-time. Finally,

RSA announced an expanded technology and threat intelligence sharing partnership with Juniper Networks to help enable joint customers to detect and prevent advanced threats and enhance the security and usability of remote access.

Information Intelligence Group

EMC’s Information Intelligence Group (“IIG”) helps global organizations transform their business with software, cloud solutions and services that connect information to work. The division’s strategy is comprised of four key elements: supporting the new user in the post-PC era by simplifying the user experience and supporting device mobility; accelerating our customers’ journey to the cloud; providing pervasive governance solutions for customers to understand and secure their information; and finally, to help customers transform their business with solutions.

Customers rely on IIG to collaborate, manage, access, distribute and control information securely from anywhere, at any time, from any device. The IIG portfolio is comprised of EMC Documentum xCP for building dynamic business and case management solutions, and can serve as an action engine for Big Data, EMC Captiva for intelligent enterprise capture, EMC Document Sciences for customer communications management, EMC SourceOne Kazeon for eDiscovery, the EMC Documentum platform for creating, managing and deploying business applications and solutions, the EMC OnDemand private cloud deployment model for enterprise-class applications, and EMC Syncplicity, an industry-leading, enterprise-grade file sync and share solution that provides mobile editing, mobile access to file shares, and group level policies for enterprise file sync and share. The portfolio also includes several vertical-specific solutions in the Life Sciences, Energy & Engineering, and Healthcare industries.

In 2013, IIG made major innovations across its entire technology portfolio, resulting in what we believe is the highest quality, easiest to deploy, and most powerful platform available on the market today. A focus of this innovation was on time to value for customers around deployment, application development and content migration. To this end, customers can now reduce deployment time from weeks to hours through OnDemand and develop applications 50 percent faster through xCP and Captiva. They also have a faster and easier path to the cloud through the newly launched Enterprise Migration Appliance, a migration tool that significantly reduces the cost and time of migration to the newest cloud-ready platform, Documentum 7. In addition, IIG acquired Sitrof Technologies to complement and strengthen its consulting portfolio, as well as deepen its expertise in the Life Sciences market. IIG has a rich community of developers and a robust ecosystem of partners with over 80 EMC certified solutions for helping customers develop, deploy and integrate comprehensive business solutions.

Pivotal Products and Offerings

The industry-wide transition to cloud computing and the vast quantities of Big Data present a significant opportunity for both VMware and EMC to provide thought and technology leadership, not only at the infrastructure level, but also across the rapidly growing and fast-moving application development and Big Data markets.  Because software increasingly defines how companies engage with customers in the most meaningful and timely ways, and that engagement is increasingly powered by data insights and new devices, we believe the role that software plays inside an organization will help determine its success.  To capitalize on this opportunity, EMC formed Pivotal in the second quarter of 2013.  Pivotal unites strategic technology, people and programs from EMC and VMware, including Greenplum, Cloud Foundry, Spring, Cetas, Pivotal Labs, GemFire and other products from the VMware vFabric Suite. With these assets, Pivotal has built a new platform comprising next-generation data fabrics, application fabrics and a cloud-independent PaaS.

As enterprises seek to leverage trends in cloud, mobile computing, social networking and Big Data, software that can run across a variety of infrastructures, clouds and devices is important.  Moreover, the development of software that leverages these trends must be agile, flexible, fast and continuous.  To meet the rapidly expanding demand from businesses, in November 2013, Pivotal launched Pivotal One, a comprehensive integrated platform that includes a set of application and data services that run on top of Pivotal CF, the leading enterprise distribution of Cloud Foundry. This platform will enable agile development teams to rapidly build, update and scale applications on cloud infrastructure that can be instantly expanded and upgraded with no downtime, allowing enterprises to innovate at unprecedented speeds.  Pivotal is the lead corporate steward of the Cloud Foundry, the open source project which in the past year has been endorsed by much of the industry, including IBM, SAP, Verizon, NTT and Intel. Pivotal’s open approach, current support for VMware and Amazon Web Services, and the intention of future support for platforms such as OpenStack, Microsoft and Google Compute, enables customers to retain choice while benefiting from innovation across the ecosystem.  In late 2013, Pivotal acquired Xtreme Labs, a software development company, to strengthen its mobile application development capabilities.

VMware Virtual and Cloud Infrastructure Products and Offerings

VMware is the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. VMware develops and markets its product and service offerings within three main product groups, and it also seeks to leverage synergies across these three product areas: SDDC or Software-Defined Data Center, End-User Computing and Hybrid Cloud Computing.

VMware pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. The benefits to our customers include lower IT costs and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. VMware's broad and proven suite of virtualization technologies are designed to establish secure and reliable IT environments and address a range of complex IT challenges that include cost reduction, operational inefficiencies, access to cloud computing capacity, business continuity and corporate end-user computing device management. VMware solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed. Once created, these internal computing infrastructures, or “clouds,” can be dynamically extended by our customers to the public cloud environment. When linked, this results in a “hybrid” computing cloud of highly available internal and external computing resources that organizations can access on demand. VMware's customers' deployments range in size from a single virtualized server for small businesses to thousands of virtual machines for Fortune 1000 enterprise customers.

In 2013, VMware focused on delivering unique customer value in three strategic growth areas:  software-defined data center, hybrid cloud and end-user computing.  VMware launched a key component of its comprehensive software-defined data center solution with its network virtualization offering.  Additionally, VMware enhanced its industry-leading cloud management capabilities with the refresh of vCloud Suite. VMware also launched its vCloud Hybrid Service, which delivers customers a seamless extension from their private cloud to hybrid cloud infrastructure-as-a-service.  In end-user computing, VMware continued to bring innovation to VMware Horizon™ Suite as one of the industry’s most comprehensive and integrated platforms to enable an increasingly mobile workforce.

Markets and Distribution Channels

Markets

EMC supports a broad range of customers, including service providers, around the world - in every major industry, in both public and private sectors, and of sizes ranging from the Fortune 500 to small business and individual consumers.

Distribution Channels

We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many partners, including value-added resellers and distributors, cloud service providers, systems integrators, outsourcers, Independent Software Vendors ("ISVs"), and Original Equipment Manufacturers ("OEMs"). These agreements, subject to certain terms and conditions, help us extend our reach in established markets and expand EMC technologies into new markets.

EMC’s Business Partner program is focused on partner enablement in a variety of ways, including reselling EMC solutions, providing cloud services powered by EMC technologies, including EMC as part of a strategic business solution, or embedding EMC technologies in their own technology and systems. These partners now contribute over half of EMC’s storage revenue. In 2013, EMC continued to add new selling partners to its program.

The success of our Business Partner program can be attributed to having a combination of a broad product portfolio, a program that rewards partners who are trained to effectively position, sell and service EMC products and go-to-market innovations such as our VSPEX program. Sold exclusively through partners, VSPEX Proven Infrastructure experienced significant growth and adoption in 2013 and is now sold by more than 1,700 partners. With thousands of solutions delivered since its launch in April of 2012, VSPEX is the fastest-growing reference architecture program in the industry. VSPEX incorporates storage and data protection technology from EMC, and virtualization, server and networking technology from alliance partners like Brocade, Cisco, Citrix, Microsoft and VMware. In 2013, the VSPEX program expanded its portfolio to include applications such as the Microsoft suite of products and Oracle, as well as expanded support for business continuity and disaster recovery with EMC VPLEX, RecoverPoint, Avamar and Data Domain. VSPEX Labs also enabled several ISVs to validate their software offerings as part of a VSPEX solution, further expanding the VSPEX technology partner ecosystem.

As a core element of EMC’s hybrid cloud strategy, EMC continues to establish focused and committed partnerships with service providers around the world to expand the range of options for IT organizations seeking to gain business agility through the efficiency and choice offered by cloud computing, without sacrificing trust or control. EMC’s Service Provider Partner program is designed to increase sales, marketing, planning and education benefits for our partners with the singular goal of delivering compelling cloud services to the global IT market. These cloud Service Providers were EMC’s fastest-growing vertical market segment throughout 2013. EMC also made available business development and services creation resources to enable partners to develop differentiated offerings built on EMC technology, as well as marketing support including market development funds, campaigns, field execution and sales enablement tools. The Service Provider Partner program is open to cloud service providers of all kinds, including networking and communications companies, managed hosting firms, outsourcers, ISVs, resellers, value-added resellers, distributors and enterprises. The program has evolved to enable qualified partner companies to participate and capture cloud opportunities.

VMware works closely with more than 1,200 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. It shares the economic opportunities surrounding virtualization with its partners by facilitating solution development through open application programming interface formats and protocols and providing access to its source code and technology.

Technology Alliances

EMC engages in numerous alliances with other technology companies to improve the total customer experience with our products and services.

In 2013, Cisco and EMC increased the level of funding for VCE Company LLC (“VCE”). VCE, formed by Cisco and EMC with investments from VMware and Intel, develops products, services and solutions based on technologies from four established industry leaders for a global partner ecosystem in the rapidly growing converged infrastructure and cloud computing market. VCE accelerates the adoption of converged infrastructure and cloud-based computing models that reduce the cost of IT while improving time to market and increasing business agility for customers. Through its Vblock Systems, VCE delivers the industry's first and only completely pre-integrated, pre-tested and pre-validated IT offering that combines best-of-breed network, compute, storage, management, security and virtualization technologies into a single, fully supported product with end-to-end vendor accountability. VCE Vblock Systems accelerate time to production and significantly reduce the large percentage of IT budgets and resources that today are consumed by routine maintenance, interoperability, patch management and other operations. VCE’s prepackaged solutions cover horizontal applications, such as unified communications and analytics; vertical industry offerings, such as electronic health record management and HIPAA compliance; and application development environments for deployments, such as virtual desktop infrastructure (VDI) and SAP, allowing organizations to focus on business innovation instead of integrating, validating and managing IT infrastructure.

In 2013, VCE continued to expand its product and services portfolio. VCE delivered the Vblock Specialized System for SAP HANA, a purpose-built converged infrastructure certified by SAP that is designed to deliver the high levels of performance, scalability, flexibility and security enterprises need to accelerate applications and business processes. VCE also introduced the Vblock System 100 and 200 for remote office/branch office and midsize data center deployments, as well as Vision Intelligent Operations software, which automatically informs management software frameworks about Vblock System configuration and health. VCE also refreshed its Vblock System 300 with the Vblock System 340; introduced a new Vblock Specialized System for High-Performance Databases; and introduced a new Vblock Specialized System for the Extreme Applications product that meets the requirements of the most latency-intensive applications, such as VDI. VCE also enhanced its partner program to help partners develop and expand their businesses around VCE’s converged infrastructure solutions and announced new cloud accelerator services to help customers rapidly and efficiently plan, build and implement scalable “as a service” cloud infrastructure environments.

In 2013, EMC expanded its partner ecosystem in markets globally, strengthening existing relationships and forging new ones with global and regional technology and solutions providers. EMC delivered significant technology integration and new EMC Proven solutions and best practices for SAP, Cisco, Brocade, Citrix, Microsoft, Oracle and VMware to help accelerate customers’ journey to private, public or hybrid cloud. Building upon a Memorandum of Understanding signed between EMC, VMware and SAP in 2011, EMC delivered SAP HANA appliance solutions to include backup and recovery and disaster tolerance support to enhance SAP HANA data center readiness, working with Cisco as an OEM partner. Additionally, EMC has delivered a virtual stack solution for SAP applications, encapsulating best practices that optimize SAP customer deployments for performance, resilience and manageability, including guidance for virtualizing SAP environments with an emphasis on private and hybrid clouds. EMC introduced new Microsoft offerings to help companies of all sizes enhance the management of virtualized Microsoft applications and Windows environments, including virtualized Microsoft Exchange Server, Microsoft SQL Server and Microsoft

SharePoint Server, including support for new Microsoft offerings including: Windows Server 2012 R2, Microsoft System Center 2012 R2, Lync Server 2013, Sharepoint Server 2013 and Exchange 2013.

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

Product Components

We purchase many sophisticated components and products from an approved list of qualified suppliers. Our products utilize industry-standard and semi-custom components and subsystems. Among the most important components that we use are disk drives, solid-state drives, high-density memory components, microcontrollers and power supplies. While such components are generally available, we have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements.

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2013, 2012 and 2011, our research and development (“R&D”) expenses totaled $2,761 million, $2,560 million and $2,151 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide. See Item 2, Properties.

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
VMware competes with large and small vendors in different segments of the cloud computing, end-user computing and virtualization markets, and expects that new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with VMware's products and services.

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

We have been granted or own by assignment approximately 4,300 patents issued by the U.S. Patent and Trademark Office, of which approximately 3,800 are owned by EMC, 420 are owned by VMware and 15 are owned by Pivotal.  EMC, VMware and Pivotal have approximately 3,600 patent applications pending with the U.S. Patent and Trademark Office. We also have a corresponding number of international patents and patent applications.  While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2013, we had approximately 63,900 employees worldwide, of which approximately 14,300 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

EMC manages the Company as three federated businesses: EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security, while Pivotal and VMware Virtual Infrastructure each operate as a single segment.

Sales and marketing operations outside the United States are conducted through sales subsidiaries and branches located principally in Europe, Latin America and the Asia Pacific region. We have five manufacturing facilities: two in Massachusetts, which manufacture storage products and security products for the North American markets; two in Ireland, which manufacture storage products and security products for markets outside of North America; and one in North Carolina, which manufactures storage products for domestic markets. We also utilize contract manufacturers throughout the world to manufacture or assemble our Data Domain, Isilon, and, in limited amounts, other Information Infrastructure products. See Note S to the consolidated financial statements for information about revenues by segment and geographic area.

Sustainability

We believe that investing in a sustainable future makes EMC a stronger and healthier company. We seek ways to use our technology and engage our talent to create prosperity, maximize value and provide for the well-being of our shareholders, the planet and society.

Sustainable business practices are creating financial value by producing savings from more efficient products and operations, and generating revenues from leveraging new market opportunities. Incorporating principles of sustainability in our product designs, operations, and decision-making has enhanced our resilience and agility in the face of global social and environmental events. And our commitment to a healthy future plays an increasingly important role in attracting, retaining and energizing our talent pool.

EMC's sustainability efforts are founded on the principle that virtually all business decisions have economic, environmental, and social implications, and we are on a journey to embed this principle throughout the company. We strive to maximize our impact by focusing on those issues where EMC has the greatest potential to create positive change, holding ourselves accountable by measuring and reporting our progress, maintaining open and candid communication with our internal and external stakeholders, and collaborating with our peer companies and those in our value chain to expand the scale of our contributions.

In 2013, our top priorities continued to be energy use and climate change, material use and waste, supply chain social and environmental responsibility, and access to technical education for underserved communities.

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

We have set global targets to reduce our energy consumption and GHG emissions with a long-term objective of an absolute reduction of 80% in emissions in accordance with the Intergovernmental Panel on Climate Change’s (IPCC’s) Fourth Assessment Report recommendations. We have already achieved our goal to reduce by 2015 our GHG intensity 40% per US$M revenue over 2005. While we missed our goal of a 40% reduction in energy consumed per employee from 2005 to 2012, we are pleased to have achieved a 35% per employee reduction given the expansion of our product portfolio, the major driver of energy consumption in our labs. We submitted our sixth annual GHG disclosure report to the Carbon Disclosure Project ("CDP") in 2013, and were honored to be included in the 2013 Carbon Disclosure Leadership Index for the fifth time, as well as being listed in the Carbon Performance Leadership Index.

Material use and waste is a second major area of impact for the IT industry. We are continuously pursuing opportunities to reduce material used in our products and operations, recycle what cannot be reused, and handle any waste with integrity and responsibility for the environment and human health. We have been working with our suppliers and industry peers to identify substitutes for materials that can damage our ecology and human health, and in 2013 identified a new substitute for brominated flame retardants that meets the higher performance requirements for the latest generation of technology. We were pleased to see strong market acceptance for this material and by the end of 2013 had eliminated halogens in printed circuit boards for all of our new designs.

We continue to work with our suppliers to evaluate alternatives for the use of phthalates, a material of high concern, in our products. While we have identified and qualified a plasticizer for our cable sheathing that is free of halogens, PVCs, and phthalates, demand within the industry is not yet sufficient to mitigate the supply chain risks of switching to this substitute material.

Our global eWaste program offers product take back to all of our customers worldwide to help ensure those products are recycled or disposed of responsibly and in compliance with the law. Our published principles include commitments to avoid shipment of eWaste from countries in the Organisation for Economic Co-operation and Development ("OECD") to non-OECD countries, and to ensure that no prison, child or forced labor is used in the processing of our eWaste. We have required our disposal suppliers to be properly certified by third parties, and in 2013, saw three of those suppliers be the first in their countries to achieve certification to the R2 standard. We also completed independent audits of 100% of EMC’s disposal suppliers. In 2014, we will only do business with certified disposal suppliers.

EMC has a relatively small operational water footprint, with our primary usage in general building operations such as drinking, cooling and sanitation. However, water is required to generate and transmit the energy we consume, and energy is used to supply the water we use. Our suppliers also use water in their operations to produce the material components in our products. Because water conservation and efficiency activities save energy and help reduce the carbon emissions generated from these activities, we have taken a conscientious approach to conserving this important resource. In our owned and operated facilities, we minimize water use and manage wastewater streams to protect local water quality, and our manufacturing facilities produce no industrial wastewater. In 2013, we submitted our third water disclosure report to the CDP.

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

We are committed to the responsible sourcing of minerals. We are working with our suppliers to trace and report on the sources of the tantalum, tin, tungsten and gold in our products and to identify smelters in their supply chain and expect to make required disclosures pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and Securities and Exchange Commission ("SEC") rules.

We are advancing social sustainability efforts in our workforce and our communities by cultivating a collaborative and inclusive workplace, and building open and honest relationships with stakeholders. EMC and our employees invest time, talent and funds to support global education initiatives to strengthen educational systems, particularly in the area of science, technology, engineering and math education, and we leverage our technology to digitally preserve and protect cultural treasures for future generations. We hold ourselves, our suppliers, and our partners to high standards in protecting human rights and our beliefs, including that freedom of expression is an important human right, are embodied in our Global Labor and Human Rights Principles.

We actively engage with internal and external stakeholders to help improve our performance and sustainability reporting. In 2013, we conducted an in-person stakeholder forum, as well as multiple focused dialogues on key issues, and published our annual sustainability report “Thinking Forward” based upon the Global Reporting Initiative framework, incorporating feedback from our multi-stakeholder forum.

EMC is proud to have been listed in the 2013 Dow Jones Sustainability Index for North America for the third consecutive year.

Please see EMC's most current sustainability report for more information about EMC's sustainability initiatives and performance.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.emc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Leadership and Compensation Committee, Corporate Governance and Nominating Committee, Mergers and Acquisitions Committee and Finance Committee and (iii) Business Conduct Guidelines (code of business conduct and ethics) are available at www.emc.com/corporate/investor-relations/governance/corporate-governance.htm. Copies will be provided to any shareholder upon request. Please go to www.emc.com/corporate/investor-relations/index.htm to submit an electronic request, or send a written request to EMC Investor Relations, 176 South Street, Hopkinton, MA 01748. None of the information posted on our website is incorporated by reference into this Annual Report.

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

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. In addition, our industry is experiencing one of the most disruptive periods of transition in its history as we move from IT solutions built for the client-server second platform into the next phase of IT growth and innovation, or the third platform. There can be no assurance that our existing products will be properly positioned in the third platform or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products and solutions or new products and solutions will receive customer acceptance. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits. In addition, there can be no assurance that our vision of enabling hybrid cloud computing, Big Data and trust through infrastructure and application transformation will be accepted or validated in the marketplace.

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

We may have difficulty managing operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	successfully communicating and executing on our unique federation strategy;

•	retaining and hiring, as required, the appropriate number of qualified employees;

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

Our gross margins are impacted by a variety of factors, including competitive pricing, component and product design costs as well as the volume and relative mixture of product and services revenue including the relative mixture of product revenue which is subscription based. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product price, changes in product and services revenue mixture, including the mixture of subscription based product revenue, or decreased volume could have a material adverse effect on our revenues, gross margins or earnings.

The costs of third-party components comprise a significant portion of our product costs. We may have difficulty managing our component and product design costs if supplies of certain components become limited or component prices increase. Any such limitation could result in an increase in our component costs. An increase in component or design costs relative to our product prices could have a material adverse effect on our gross margins and earnings. Moreover, certain competitors may have advantages due to vertical integration of their supply chain, which may include disk drives, microprocessors, memory components and servers.

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

•	the sale of VMware’s products and services in the timeframes anticipated, including the number and size of orders in each quarter;

•	VMware’s ability to develop, introduce and ship in a timely manner new products and services and enhancements that meet customer demand, certification requirements and technical requirements;

•	VMware's ability to compete effectively;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products and services by VMware or by its competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	renewal rates and the amounts of the renewals for enterprise license agreements, or ELA’s, as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.

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

Foreign operations, particularly in those countries with developing economies, are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar regulations in foreign jurisdictions. Our employees, contractors and agents may take actions in violation of our policies that are designed to ensure compliance with these laws. Any such violations could subject us to civil or criminal penalties or otherwise have an adverse effect on our business and reputation.

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

We held $9.7 billion in short- and long-term investments as of December 31, 2013. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, which might significantly impact our effective income tax rate in the future. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

As part of the current Administration’s ongoing negotiations, President Obama and the House of Representatives and Senate Committees have called for a comprehensive tax reform, which might change certain U.S. tax rules for U.S. corporations doing business outside the United States. While the scope of future changes differs among various tax proposals and remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. The enactment of some or all of these proposals could increase the Company's effective tax rate and adversely affect our profitability.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2013. We continue to gradually shift the asset allocation to lower the percentage of investment in equity securities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of December 31, 2013, the ten-year historical rate of return on plan assets was 6.85%, and the inception to date return on plan assets was 9.87%. In 2013, we experienced a 8.69% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, and capital requirements. Any reduction or discontinuation of quarterly dividends could cause our stock price to decline significantly.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES
As of December 31, 2013, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)
Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service, sales and marketing	Information Storage, Information Intelligence Group
Franklin, MA	owned: leased:	922,000 288,000	manufacturing	Information Storage
Bedford, MA	leased:	328,000	R&D, customer service, sales, administrative offices and marketing	RSA Information Security
Apex, NC	owned:	390,000	manufacturing	Information Storage
Palo Alto, CA	owned: leased:	1,410,000 103,000	executive and administrative offices, R&D, sales, marketing and data center	VMware Virtual Infrastructure
Other North American Locations	owned: leased:	1,361,000 4,027,000	executive and administrative offices, sales, customer service, R&D, data center and marketing	**
Asia Pacific	leased:	2,900,000	sales, marketing, customer service, R&D, data center and administrative offices	**
Cork, Ireland	owned: leased:	588,000 180,000	manufacturing, customer service, R&D, administrative offices, sales and marketing	**
Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	35,000 1,693,000	sales, manufacturing, customer service, R&D, data center, marketing and administrative offices	**
Latin America	leased:	189,000	sales, customer service and marketing	**

*
Of the total square feet owned and leased, approximately 441,000 square feet was vacant, approximately 135,000 square feet was leased or subleased to non-EMC businesses and approximately 786,000 square feet were under construction for various VMware projects.

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	66	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	62	Vice Chairman
Jeremy Burton	46	Executive Vice President, Product Operations and Marketing
Arthur W. Coviello, Jr.	60	Executive Chairman, RSA, the Security Division of EMC
Paul T. Dacier	56	Executive Vice President and General Counsel
Richard R. Devenuti	55	President, Information Intelligence Group
Howard D. Elias	56	President and Chief Operating Officer, Global Enterprise Services
David I. Goulden	54	Chief Executive Officer, EMC Information Infrastructure and Chief Financial Officer
ML Krakauer	57	Executive Vice President, Human Resources
Paul Maritz	55	Chief Executive Officer, Pivotal
William F. Scannell	51	President, Global Sales and Customer Operations
Harry L. You	54	Executive Vice President

Joseph M. Tucci has been the Chairman of the Board of Directors since January 2006 and has been Chief Executive Officer and a Director since January 2001. He has served as President since February 2014, and also from January 2000 to July 2012. He also served as Chief Operating Officer from January 2000 to January 2001. Prior to joining EMC, Mr. Tucci served as Deputy Chief Executive Officer of Getronics N.V., an information technology services company, from June 1999 through December 1999 and as Chairman of the Board and Chief Executive Officer of Wang Global, an information technology services company, from December 1993 to June 1999. Mr. Tucci is the Chairman of the Board of Directors of VMware and a director of Paychex, Inc., a provider of payroll, human resources and benefits outsourcing solutions.

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

David I. Goulden has been Chief Executive Officer of our EMC Information Infrastructure business since January 2014. Prior to this, he was President and Chief Operating Officer overseeing EMC's business units as well as Global Sales and Customer Operations, Global Services, Global Marketing and G&A functions since July 2012. Mr. Goulden has been our Chief Financial Officer since August 2006. Prior to this, Mr. Goulden served as Executive Vice President and Chief Financial Officer from August 2006 to July 2012 and served as our Executive Vice President, Customer Operations from April 2004 to August 2006. He served as Executive Vice President, Customer Solutions and Marketing and New Business Development from November 2003 to April 2004. Prior to joining EMC in 2002, Mr. Goulden served in various capacities at Getronics N.V., an information technology services company, most recently as a member of the Board of Management, President and Chief Operating Officer for the Americas and Asia Pacific. Mr. Goulden is a director of VMware.

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

Paul Maritz has been Chief Executive Officer of Pivotal Software, Inc., an entity jointly owned by EMC and VMware, since April 2013. Prior to this, he served as Chief Strategist of EMC from September 2012 to March 2013. Mr. Maritz was Chief Executive Officer at VMware from July 2008 to August 2012 and he also also served as VMware’s President from July 2008 to January 2011. Prior to joining VMware, he was President of EMC’s Cloud Infrastructure and Services Division after EMC acquired Pi Corporation in February 2008. Mr. Maritz was a founder of Pi and served as its Chief Executive Officer. Pi was a software company focused on building cloud-based solutions. Before founding Pi, he spent 14 years working at Microsoft Corporation, where he served as a member of the five-person Executive Committee that managed the overall company. As Vice President of the Platform Strategy and Developer Group, among other roles, he oversaw the development and marketing of System Software Products (including Windows 95, Windows NT, and Windows 2000), Development Tools (Visual Studio) and Database Products (SQL Server) and the complete Office and Exchange Product Lines. Prior to Microsoft, he spent five years working at Intel Corporation as a software and tools developer. Mr. Maritz is a director of VMware.

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

Harry L. You has been our Executive Vice President since February 2008. In this role, Mr. You focuses on EMC’s corporate strategy. Prior to joining EMC, Mr. You served as Chief Executive Officer of BearingPoint, Inc., a management and technology consulting firm, from March 2005 to December 2007 and as BearingPoint’s Interim Chief Financial Officer from July 2005 to October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company, and from 2001 to 2004, he was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn/Ferry International, a global executive recruiting company.
 _____________________________

EMC, EMC Proven, EMC RecoverPoint, Archer, Atmos, Avamar, Aveksa, Captiva, Data Domain, Document Sciences, Documentum, Enginuity, Ionix, Isilon, Kazeon, MCx, NetWitness, NetWorker, OneFS, RSA, RSA Security, ScaleIO, SecurID, Silver Tail, SourceOne, SRDF, Syncplicity, Symmetrix, Vblock, ViPR, VMAX, VNX, VNXe, VPLEX, VSPEX, Xtrem, XtremCache and XtremIO are either registered trademarks or trademarks of EMC Corporation in the United States and other countries. Cloud Foundry, GemFire, Greenplum, Pivotal, Pivotal Labs and Pivotal One are either registered trademarks or trademarks of Pivotal Software, Inc. in the United States and/or other jurisdictions. Mozy is a registered trademark of Mozy Corporation in the United States. VMware, VMware vCloud, vCloud Hybrid Service, vSphere, Horizon Suite, NSX, Nicira and Virsto are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. Iomega is a registered trademark of Iomega Corporation. Other trademarks are either registered trademarks or trademarks of their respective owners.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, par value $.01 per share, trades on the New York Stock Exchange under the symbol EMC.
The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown and the dividends declared per share during such periods:

Fiscal 2013	High	Low	Dividends
First Quarter	$25.75	$22.76	N/A
Second Quarter	25.38	21.45	$0.10
Third Quarter	27.34	23.25	0.10
Fourth Quarter	25.84	23.15	0.10

Fiscal 2012	High	Low	Dividends
First Quarter	$30.00	$21.60	N/A
Second Quarter	29.98	22.77	N/A
Third Quarter	28.18	22.79	N/A
Fourth Quarter	27.89	23.24	N/A

We had 9,845 holders of record of our common stock as of February 24, 2014.

In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders. Our Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in each of the second, third and fourth quarters of 2013. We currently expect that comparable cash dividends will continue to be paid in the future. Additionally, we use cash to repurchase our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2013
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	17		$24.40	17	180
November 1, 2013 – November 30, 2013	24		23.89	24	156
December 1, 2013 – December 31, 2013	1		23.73	1	155
Total	42	(2)	$24.09	42	155
_________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in February 2013 to repurchase 250 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes shares withheld from employees for the payment of taxes.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	Year Ended December 31,
	2013(1)	2012(2)	2011(4)	2010(5)	2009(6)
Summary of Operations:
Revenues	$23,222	$21,714	$20,008	$17,015	$14,026
Operating income	4,150	3,964	3,442	2,683	1,414
Net income attributable to EMC Corporation	2,889	2,733	2,461	1,900	1,088
Net income attributable to EMC Corporation per weighted average share, basic	$1.39	$1.31	$1.20	$0.92	$0.54
Net income attributable to EMC Corporation per weighted average share, diluted	$1.33	$1.23	$1.10	$0.88	$0.53
Weighted average shares, basic	2,074	2,093	2,056	2,056	2,022
Weighted average shares, diluted	2,160	2,206	2,229	2,148	2,055
Dividend declared per common share	$0.30	$—	$—	$—	$—
Balance Sheet Data:
Working capital	$5,479	$1,745	$1,179	$372	$5,370
Total assets	45,849	37,962	34,469	30,833	26,812
Current obligations(3)	1,665	1,652	3,305	3,215	—
Long-term obligations	5,494	—	—	—	3,100
Total shareholders’ equity	23,786	23,524	20,280	18,634	16,560

(1)	In 2013, EMC acquired all of the outstanding shares of 8 companies (see Note C to the consolidated financial statements).

(2)	In 2012, EMC acquired all of the outstanding shares of 17 companies (see Note C to the consolidated financial statements).

(3)
Current obligations relate to the convertible debt and notes converted and payable, which were classified as current at December 31, 2013, 2012, 2011 and 2010 (see Note E to the consolidated financial statements).

(4)	In 2011, EMC acquired all of the outstanding shares of 7 companies (see Note C to the consolidated financial statements).

(5)	In 2010, EMC acquired all of the outstanding shares of 10 companies.

(6)	In 2009, EMC acquired all of the outstanding shares of 5 companies.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

Certain tables may not add or recalculate due to rounding.

INTRODUCTION
We manage our business as three federated businesses, each of which plays a vital role in the delivery of IT-as-a-service ("ITaaS"): EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. This approach allows each of the three businesses to individually build products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same ultimate goal of helping customers manage information which is becoming central to their operations as data centers move to an ITaaS model. In 2014, we will continue investing in the best technology and building the most complete portfolio to transition customers from the second platform of IT to the emerging and rapidly growing third platform of IT. The second platform of IT continues to support the vast majority of enterprise workloads and customers contained at these environments. We are a leader in this market and we believe we will continue to gain share in the second platform. At the same time, we believe we have more offerings in the third platform of IT than anyone else and are better equipped to help customers bridge the gap as they transition from the second to third platform of IT. The third platform of IT includes cloud computing, Big Data, mobile, and social networking, which to operate successfully requires Trusted IT to establish security, privacy and trust in IT solutions. By dividing our strategy and executional focus across these three businesses, we can focus on each of their respective missions and offer customers horizontal solutions and more choices than they get from our competitors to maximize control, efficiency and choice.  We believe this strategy provides us with the opportunity to take advantage of the solid growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.
We believe we are well-positioned in these markets to continue assisting our customers in storing, managing and unlocking the value contained within their information and to enable them to leverage our data-centric approach to security to take full advantage of of the existing second platforms while starting to transition to the third platform of the ITaaS model.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong and ever expanding portfolio of offerings while investing in the business. During 2013, we continued to innovate and invest in expanding our total addressable market through increased internal research and development (“R&D”). Our investment in new technologies and solutions is reflected in our products successfully launched during 2013, as well as in our roadmap for 2014, with numerous innovations, refreshes and brand-new products as well as business acquisitions. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in IT history is creating enormous opportunities in cloud computing, Big Data and Trusted IT.
Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to cloud computing and benefit from Big Data in the most advantageous manner for their businesses. As IT headcount grows at a fraction of the pace of data and the demands from the data center escalate, customers continue to look for simple and scalable ways to build out their ITaaS function. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data to meet these needs: our best-of-breed infrastructure products, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel, which continues to gather momentum in one of the fastest growing areas in IT. Our service provider program continues to be an important part of our strategy to lead our customers to the public cloud.
Pivotal
In April 2013, we, along with VMware and an investment from General Electric Company (“GE”), officially formed Pivotal, which is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The first version of this integrated technology platform, Pivotal One was launched at the end of 2013 and will be a cornerstone offering in 2014. The foundation of Pivotal One, Cloud Foundry, continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds in addition to our own and not lock a customer into any one cloud in particular. On top of this platform, Pivotal will offer its own suite of big and fast data capabilities, featuring game changing innovations that use HDFS and scalar processing technologies. Additionally, its development services business will help existing customers and digital era startups build industrial-strength applications with more agility, much faster, with better quality. As expected, 2013 was a transition year for Pivotal, and we believe we are positioning the business for rapid growth in the future.
VMware Virtual Infrastructure
VMware is the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. VMware develops and markets its product and service offerings within three main product groups, and it also seek to leverage synergies across these three product areas: SDDC or Software-Defined Data Center, End-User Computing and Hybrid Cloud Computing.
VMware pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. The benefits to our customers include lower IT costs and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. VMware expects to grow its business by building long-term relationships with its customers which includes selling its solutions through enterprise license agreements (“ELAs”).
VMware has articulated a vision for the software-defined data center ("SDDC"), where increasingly infrastructure is virtualized and delivered as a service, enabling control of the data center to be entirely automated by software. The SDDC is designed to transform the data center into an on-demand service that addresses application requirements by abstracting, pooling, and automating the services that are required from the underlying hardware. SDDC promises to dramatically simplify data center operations and lower costs. The VMware vCloud Suite, which is its first integrated solution toward realizing the SDDC vision and is based upon its VMware vSphere virtualization platform, was initially introduced in late 2012.

On a consolidated basis, given our position and strength, we are working with a very large installed base of loyal customers with leading-edge technology for every layer of the IT stack, products and services for the infrastructure layer that include best-of-breed storage arrays, software defined storage, converged infrastructure and information security. Solutions for the virtualization layer that enable the software defined data center, hybrid cloud and end-user computing and a cloud agnostic PaaS offering in less than a year have become the PaaS offerings of choice for enterprises looking to build out next-gen apps to harness the power of Big Data. This combination provides a strong portfolio of offerings and solutions in the second platform which will continue to support the majority of workloads for several years to come as the market transitions to the third platform with leading technologies and product as a services offerings and a powerful capability to bridge the gap between the two. Our vision, strategy, market leading assets within our portfolio which continues to be expanded with our recent and upcoming product launches, as well as our go-to market capabilities positions us to continue to anticipate and capitalize on the mega trends of cloud computing and Big Data, while addressing the mobile and social networking trends, with the necessary Trusted IT needs in 2014 and beyond. As a result, we believe our federated businesses will continue to grow faster than the markets we serve in 2014, while simultaneously investing in the business and growing earnings per share.

RESULTS OF OPERATIONS
Revenues
The following table presents total revenue by our segments (in millions):

				Percentage Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Information Storage	$16,132	$15,440	$14,684	5%	5%
Information Intelligence Group	647	640	661	1	(3)
RSA Information Security	987	889	828	11	7
Pivotal	309	270	130	15	108
VMware Virtual Infrastructure	5,147	4,475	3,705	15	21
Total revenues	$23,222	$21,714	$20,008	7%	9%

Consolidated product revenues increased 5% to $13,690 million in 2013. Although IT spending was lower than we had expected and several of our larger peers in the technology industry experienced declining revenues, we experienced growth during the year across each of the segments within our federation of businesses.  The growth was driven by the continued demand for our best-of-breed portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continue to build out their data centers to support their private or public cloud infrastructures and begin to transition from the second to the third platform of IT.

The Information Storage segment’s product revenues increased 4% to $10,694 million in 2013. Revenue from the high-end storage business, which primarily includes revenues from EMC VMAX, increased 2% due to increasing demand from existing and new customers for storage solutions with the highest level of data services and predictable performance for mission critical, transaction oriented workloads in demanding virtual data center environments, many of which are evolving into private clouds or are powering public clouds.  Revenue from the Unified and Backup Recovery business increased 4% in 2013 primarily driven by demand for our market leading Data Domain, purpose-built backup appliance which continued to gain market share. The challenging macro-environment internationally and the anticipation of the launch of the next generation VNX product which occurred late in the third quarter negatively impacted our Unified Storage business in the first half of 2013 however, revenues grew solidly in the fourth quarter. Revenue from the Emerging Storage business increased 54% for 2013 primarily due to strong growth of EMC Isilon, EMC Atmos and EMC VPLEX as well as a very successful launch of EMC XtremIO.  EMC Isilon, with its scale-out file offering, delivered strong revenue growth in its traditional areas of strength and expanded its presence in enterprise environments and EMC Atmos, the object-based cloud storage solution, more than tripled revenues in 2013 largely due to demand from service providers.

The Pivotal segment’s product revenues increased 4% to $110 million in 2013. Pivotal has made good progress since its formal launch on April 1, 2013 with its existing products such as Greenplum and GemFire continuing to have significant wins. In the fourth quarter of 2013, Pivotal launched Pivotal One, comprising next-generation data fabrics, application fabrics and Cloud Foundry, a cloud-independent PaaS, which is gaining momentum to become the standard for PaaS.

The VMware Virtual Infrastructure segment’s product revenues increased 9% to $2,253 million in 2013. VMware’s license revenues increased in 2013 primarily due to overall increased sales volumes, slightly offset by the disposition of certain lines of business under its realignment plan. ELAs comprised 35% and 27% of their overall sales during 2013 and 2012, respectively, with the balance represented by non-ELA, or transactional business.

The RSA Information Security segment’s product revenues increased 10% to $453 million in 2013. The increase in product revenue was driven by growth in both our Identity and Protection and Security Management and Compliance businesses. Security continues to become increasingly more important in IT decisions and RSA continues to benefit from this trend with its advanced, data driven security offerings.

The Information Intelligence Group segment’s product revenues decreased 10% to $180 million in 2013. The year-over-year decrease in product revenues was primarily due to delayed purchases due to customers' limited budgets somewhat offset by demand increases in the three months ended December 31, 2013. This business continues to make progress as it continues to innovate to meet customers' demand for technologies that work seamlessly in mobile cloud environments, like xCP and Syncplicity.

Consolidated product revenues increased 4% to $13,061 million in 2012. The consolidated product revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments' product revenue. The overall growth in product revenue in 2012 was due to a continued higher demand for our portfolio of offerings to address the storage, data analysis and virtualization needs for continued information growth, particularly as customers continued to build out their own data centers to develop and support their private or public cloud infrastructures.

Consolidated services revenues increased 10% to $9,532 million in 2013. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services as we continue to provide expertise to customers on effective ways to enable cloud computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 5% to $5,438 million in 2013. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as increased professional services. In addition, there has been a growing demand for professional services as we assist with customers' transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications, which also contributed to the increase in services revenues.

The Pivotal segment’s services revenues increased 22% to $199 million in 2013. The increase in services revenues was primarily attributable to higher demand for both professional and maintenance services.

The VMware Virtual Infrastructure segment’s services revenues increased 20% to $2,894 million in 2013. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 12% to $534 million in 2013. Services revenues increased due to an increase in professional services and maintenance revenues resulting from continued demand for support from our installed base. The Information Intelligence Group segment’s services revenues increased 6% to $467 million in 2013. The increase in services revenues was due to increased customer demand for the new initiatives and strategic services and increased maintenance revenues.

Consolidated services revenues increased 17% to $8,653 million in 2012. The consolidated services revenues increase was primarily driven by the Information Storage and the VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance-related services. In addition, we continued to provide expertise to customers on effective ways to enable cloud computing and to leverage their Big Data assets.

Consolidated revenues by geography were as follows (in millions):

				Percentage Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
United States	$12,230	$11,510	$10,550	6%	9%
Europe, Middle East and Africa	6,355	5,908	5,668	8%	4%
Asia Pacific	3,193	3,017	2,639	6%	14%
Latin America, Mexico and Canada	1,444	1,279	1,151	13%	11%
Revenues increased in 2013 compared to 2012 and in 2012 compared to 2011 in all of our markets due to greater demand for our products and services offerings.
Changes in exchange rates negatively impacted the total revenue increase by 1% in 2013 compared to 2012. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, Brazil and South Africa, partially offset by the Euro. Changes in exchange rates negatively impacted the total revenue increase by 1% in 2012 compared to 2011. The impact of the change in rates was most significant in the Euro zone and Latin America markets, and in particular, Brazil.

Costs and Expenses
The following table presents our costs and expenses, other income and net income attributable to EMC Corporation (in millions):

				Percentage Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Cost of revenue:
Information Storage	$7,050	$6,580	$6,393	7%	3%
Information Intelligence Group	228	208	236	9	(12)
RSA Information Security	332	285	358	17	(20)
Pivotal	191	117	54	64	117
VMware Virtual Infrastructure	558	499	516	12	(3)
Corporate reconciling items	390	387	282	1	37
Total cost of revenue	8,749	8,076	7,839	8	3
Gross margins:
Information Storage	9,082	8,860	8,291	3	7
Information Intelligence Group	419	432	425	(3)	2
RSA Information Security	655	604	470	9	28
Pivotal	118	153	76	(23)	101
VMware Virtual Infrastructure	4,589	3,976	3,189	15	25
Corporate reconciling items	(390)	(387)	(282)	1	37
Total gross margin	14,473	13,638	12,169	6	12
Operating expenses:
Research and development(1)	2,761	2,560	2,151	8	19
Selling, general and administrative(2)	7,338	7,004	6,479	5	8
Restructuring and acquisition-related charges	224	110	97	102	14
Total operating expenses	10,323	9,674	8,727	7	11
Operating income	4,150	3,964	3,442	5	15
Investment income, interest expense and other expenses, net	(285)	(160)	(193)	78	(17)
Income before income taxes	3,865	3,804	3,249	2	17
Income tax provision	772	918	640	(16)	43
Net income	3,093	2,886	2,609	7	11
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(204)	(153)	(148)	33	4
Net income attributable to EMC Corporation	$2,889	$2,733	$2,461	6%	11%
 _________________

(1)	Amount includes corporate reconciling items of $365 million, $334 million and $315 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Amount includes corporate reconciling items of $603 million, $626 million and $581 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Gross Margins
Our gross margin percentages were 62.3%, 62.8% and 60.8% in 2013, 2012 and 2011, respectively. The decrease in the gross margin percentage in 2013 compared to 2012 was attributable to the Information Storage segment, which decreased overall gross margins by 93 basis points, the Pivotal segment, which decreased overall gross margins by 27 basis points, the Information Intelligence Group segment, which decreased overall gross margins by 8 basis points, and the RSA Information Security segment, which decreased overall gross margins by 4 basis points, somewhat offset by VMware Virtual Infrastructure segment, which increased overall gross margins by 86 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring and acquisition-related charges and amortization of VMware's capitalized software from prior periods, decreased the consolidated gross margin percentage by 2 basis points. The increase in the gross margin percentage in 2012 compared to 2011 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 141 basis points, the RSA Information Security segment, which increased overall gross margins by 52 basis points, the Information Storage segment, which increased overall gross margins by 21 basis points, and the Information Intelligence Group segment, which increased overall gross margins by 13 basis points, somewhat offset by the Pivotal segment, which decreased overall gross margins by 12 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization, restructuring and acquisition-related charges and amortization of VMware's capitalized software from prior periods, decreased the consolidated gross margin percentage by 60 basis points.

For segment reporting purposes, stock-based compensation, intangible asset amortization, restructuring and acquisition-related charges and amortization of VMware's capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $3 million in the corporate reconciling items in 2013 was attributable to a $33 million increase in intangible asset amortization expense, partially offset by a $28 million decrease in amortization of VMware's capitalized software from prior periods and a $2 million decrease in stock-based compensation expense. The $33 million increase in intangible asset amortization expense was due to a larger intangible asset balance resulting from business acquisitions. The decrease in amortization of VMware's capitalized software from prior periods was due to the balance being fully amortized towards the end of 2013 compared to an entire year of amortization during 2012. The increase of $105 million in the corporate reconciling items in 2012 was attributable to a $61 million increase in amortization of VMware's capitalized software from prior periods, a $42 million increase in intangible asset amortization expense and a $2 million increase in stock-based compensation expense. The $61 million increase in amortization of VMware's capitalized software from prior periods was due to a full year of amortization being excluded during 2012 as VMware changed their go-to-market strategy during the third quarter of 2011. The $42 million increase in intangible asset amortization expense was due to a larger intangible asset balance resulting from business acquisitions.
The gross margin percentages for the Information Storage segment were 56.3%, 57.4% and 56.5% in 2013, 2012 and 2011, respectively. The decrease in gross margin percentage in 2013 compared to 2012 was due to a decrease in product and service margins. The decrease in product margins was due to higher execution costs related to increasingly back-end loaded quarters. Service margins decreased due to higher costs to support increased field service activity. The increase in gross margin percentage in 2012 compared to 2011 was primarily attributable to improved product gross margins driven by a shift in mix towards higher margin products and higher sales volume.
The gross margin percentages for the Pivotal segment were 38.0%, 56.7% and 58.6% in 2013, 2012 and 2011, respectively. The decrease in gross margin percentage in 2013 compared to 2012 was primarily due to a decrease in services margins resulting from the continued build-up of services capabilities as Pivotal works with customers to determine how best to leverage newer technologies such as Pivotal CF and Pivotal One. The decrease in gross margin percentage in 2012 compared to 2011 was primarily attributable to a shift in mix towards services from the build-up of services capabilities.
The gross margin percentages for the VMware Virtual Infrastructure segment were 89.2%, 88.9% and 86.1% in 2013, 2012 and 2011, respectively. The increase in gross margin percentage in 2013 compared to 2012 was primarily attributable to improvements in product margins due to a decrease in software capitalized amortization expense and a decrease in royalty and licensing costs for technology licensed from third-party providers that is used in its products. The increase in gross margin percentage in 2012 compared to 2011 was attributable to improvements in services margins due to growth in maintenance revenue as well as improved license margins resulting from decreased software capitalized amortization expense.
The gross margin percentages for the RSA Information Security segment were 66.4%, 68.0% and 56.8% in 2013, 2012 and 2011, respectively. The decrease in the gross margin percentage in 2013 compared to 2012 and the increase in gross margin percentage in 2012 compared to 2011 was primarily due to an atypically higher gross margin in 2012 due to the release of the residual reserve related to the one-time impact of RSA remediation associated with working with customers to implement remediation programs which occurred in the three months ended June 30, 2012.
The gross margin percentages for the Information Intelligence Group segment were 64.8%, 67.5% and 64.2% in 2013, 2012 and 2011, respectively. The decrease in gross margin percentage in 2013 compared to 2012 was attributable to a decrease in product revenue. The increase in gross margin percentage in 2012 compared to 2011 was attributable to a continued containment of fixed costs and services margin improvement.

Research and Development

As a percentage of revenues, R&D expenses were 12%, 12% and 11% in 2013, 2012 and 2011, respectively. R&D expenses increased $201 million in 2013 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense, infrastructure costs and business development costs. Personnel-related costs increased by $181 million, depreciation expense increased by $32 million, infrastructure costs increased by $26 million and business development costs increased by $8 million. Partially offsetting these increases were higher capitalization of software development costs of $48 million which decreased overall R&D expenses. R&D expenses increased $410 million in 2012 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, business development costs, infrastructure costs and depreciation expense. Personnel-related costs increased by $330 million, business development costs increased by $18 million, infrastructure costs increased by $15 million and depreciation expense increased by $11 million. Also increasing these costs was a decrease in capitalized software development costs of $23 million.

Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, increased $31 million and $19 million to $365 million and $334 million in 2013 and 2012, respectively. Stock-based compensation expense increased $32 million and $25 million in 2013 and 2012, respectively. Acquisition-related intangible asset amortization decreased $1 million and $6 million in 2013 and 2012, respectively. The increase in stock-based compensation expense in 2013 and 2012 was primarily driven by VMware's issuance of restricted stock in connection with the acquisition of Nicira in the third quarter of 2012.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8% in 2013, 2012 and 2011. R&D expenses increased $52 million in 2013 primarily due to changes in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense, infrastructure costs and business development expense. Personnel-related costs increased by $55 million, depreciation expense increased by $26 million, infrastructure costs increased by $19 million and business development expense increased by $7 million. Somewhat offsetting these increased costs was an increase in capitalization of software development costs of $57 million. The increase in capitalized software development costs was primarily due to the timing of products reaching technological feasibility. R&D expenses increased $186 million in 2012 primarily due to an increase in personnel-related costs, business development expense and depreciation expense. Personnel-related costs increased by $181 million, business development expense increased by $17 million and depreciation expense increased by $13 million. Partially offsetting these increased costs was an increase in capitalized software development costs of $43 million.
R&D expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 38%, 46% and 54% in 2013, 2012 and 2011, respectively. R&D expenses decreased $7 million in 2013 and increased $54 million in 2012 primarily due to fluctuations in personnel-related costs as the business continues to transition to its new strategic focus.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 16%, 16% and 15% in 2013, 2012 and 2011, respectively. R&D expenses increased $126 million in 2013 primarily due to increases in personnel-related costs of $110 million driven by incremental headcount from strategic hiring as well as increases in depreciation costs of $8 million and increases in infrastructure costs of $7 million. R&D expenses increased $150 million in 2012 largely due to an increase in personnel-related costs of $60 million and an increase in infrastructure costs of $14 million. Also increasing R&D expenses was a decrease in VMware’s capitalized software development costs of $74 million in 2012 as a result of a change in VMware's go-to-market strategy and the timing of products reaching technological feasibility.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 32% in 2013, 2012 and 2011. SG&A expenses increased by $334 million in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions including variable compensation bonuses and increases in commissions, business development, infrastructure and travel expenses. Personnel-related costs increased by $279 million, business development costs increased by $24 million, infrastructure costs increased by $22 million and travel increased by $9 million. SG&A expenses increased by $525 million in 2012 primarily due to increases in personnel-related costs, business development, infrastructure, travel and depreciation expenses. Personnel-related costs increased by $364 million, business development costs increased by $67 million, infrastructure costs increased by $30 million, travel increased by $23 million and depreciation expense increased by $22 million in 2012.

Corporate reconciling items within SG&A, which consist of stock-based compensation and intangible asset amortization, decreased $23 million to $603 million in 2013 and increased $45 million to $626 million in 2012. In 2013, stock-based compensation expense decreased by $16 million and intangible asset amortization decreased by $7 million. In 2012, stock-based compensation expense increased $57 million, somewhat offset by decreases in intangible asset amortization of $13 million. Stock-based compensation expense decreased in 2013 as a result of a lower impact of expense from previous large acquisitions and increased in 2012 primarily due to VMware's issuance of restricted stock in connection with the acquisition of Nicira.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26%, 26% and 27% in 2013, 2012 and 2011, respectively. SG&A expenses increased $83 million in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, and increases in infrastructure, business development and depreciation expense. Personnel-related costs increased by $45 million, infrastructure costs increased by $18 million, business development costs increased by $16 million and depreciation expense increased by $5 million in 2013. SG&A expenses increased $136 million in 2012 primarily due to increases in personnel-related costs, commissions, depreciation expense, business development costs and infrastructure costs. Personnel-related costs increased slightly due to careful discretionary spending exceeding increases in salary resulting from strategic hiring and business acquisitions. Personnel-related costs increased by $44 million, depreciation expense increased by $35 million, business development costs increased $16 million and infrastructure costs increased by $11 million in 2012.

SG&A expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 54%, 57% and 92% in 2013, 2012 and 2011, respectively. SG&A expenses increased $10 million in 2013 when compared to the same period in 2012 and $35 million when compared to the same period in 2011 primarily due to fluctuations in personnel-related costs as the business continues to transition to its new strategic focus.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39% in 2013, 2012 and 2011. SG&A expenses increased $264 million in 2013 primarily due to growth in personnel-related expenses of $259 million driven by incremental headcount. In addition, there were increases to business development costs of $3 million and increases to infrastructure costs of $3 million in 2013. SG&A expenses increased $309 million in 2012 primarily due to growth in personnel-related expenses driven by incremental headcount and by higher commission expense due to increased sales volume as well as an increase in the costs of marketing programs.
Restructuring and Acquisition-Related Charges
In 2013, 2012 and 2011, we incurred restructuring and acquisition-related charges of $224 million, $110 million and $97 million, respectively. In 2013, EMC incurred $139 million of restructuring charges, primarily related to our current year restructuring programs and $8 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2012, EMC incurred $101 million of net restructuring charges, comprising of $109 million related to our 2012 restructuring programs and an adjustment of $8 million related to other programs. In addition, we incurred $9 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2011, EMC incurred $86 million of restructuring charges, of which $63 million primarily related to our 2011 restructuring program, and $11 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2013, VMware incurred $54 million of restructuring charges related to workforce reductions as part of its current year restructuring program and $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In addition, VMware incurred $18 million of impairment charges related to its business realignment in 2013. VMware had no such charges in 2012 or 2011.
During 2013, 2012 and 2011, EMC implemented restructuring programs to create further operational efficiencies which will result or have resulted in workforce reductions of approximately 1,917, 1,163 and 787 positions, respectively. The actions impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed or were completed within a year of the start of each program.
During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions are expected to be completed within a year of the start of the program.
During 2013, 2012 and 2011, we recognized $18 million, $21 million and $26 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2015. The remaining cash portion owed for these programs in 2014 is approximately $9 million, plus an additional $5 million over the period from 2015 and beyond.

In January 2014, EMC announced a restructuring plan which consists of a reduction in force impacting our Information Storage, RSA Information Security and Information Intelligence Group segments which will be substantially completed by the end of the first quarter of 2014 and fully completed by the end of 2014. The total charge resulting from this plan is expected to be approximately $100 million to $120 million, with total cash payments associated with the plan expected to be in the range of $95 million to $114 million.

Investment Income
Investment income was $128 million, $115 million and $129 million in 2013, 2012 and 2011, respectively. Investment income increased in 2013 due to an increase in net realized gains. Investment income decreased in 2012 primarily due to a decrease in coupon income. Net realized gains were $17 million, $9 million and $10 million in 2013, 2012 and 2011, respectively. Interest income was $106 million, $103 million and $116 million in 2013, 2012 and 2011, respectively.
Interest Expense
Interest expense was $156 million, $79 million and $170 million in 2013, 2012 and 2011, respectively. Interest expense consists primarily of interest on the $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”) and the $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes”), which we issued in November 2006, and the $5.5 billion senior notes (the “Notes”) which we issued in June 2013. Interest expense related to the Notes was $80 million for the year ended December 31, 2013. Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $58 million, $61 million and $116 million in 2013, 2012 and 2011, respectively, as we have accreted the 2013 Notes and 2011 Notes to their stated values over their terms. Also included in interest expense is the amortization of the debt discount and debt issuance fees attributable to the Notes. The increase in interest expense from 2012 to 2013 is due to interest related to the Notes which were issued during 2013. The decrease in interest expense from 2011 to 2012 is due to the settlement of the 2011 Notes in the first quarter of 2012. See Note E to the consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net was $(257) million, $(196) million and $(152) million in 2013, 2012 and 2011, respectively. Our other income (expense), net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $298 million, $245 million and $209 million in 2013, 2012 and 2011, respectively, and foreign exchange losses. In addition, during 2013, VMware recorded net gains on the divestiture of business and investments of $31 million. Our 2012 other income (expense), net also includes losses on interest rate swaps which are partially offset by our net gains from the sale of strategic investments including a non-recurring gain on our investment in XtremIO of $32 million as well as the divestiture of a business. Our 2011 other income (expense), net includes a non-recurring gain on the sale of VMware's investment in Terremark Worldwide, Inc. of $56 million.

The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63% at December 31, 2013, and represents our share of the net losses of the joint venture net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note J to the consolidated financial statements.
Provision for Income Taxes

Our effective income tax rate was 20.0%, 24.1% and 19.7% in 2013, 2012 and 2011, respectively. The effective income tax rate is based upon income before provision for income taxes for the year, composition of the income in different countries, effect of tax law changes and adjustments, if any, for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income tax rate. Our effective income tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.

In 2013, the lower aggregate income tax rate in foreign jurisdictions reduced our effective income tax rate by 15.2 percentage points compared to our statutory federal tax rate of 35.0%. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our 2013 income tax provision included the federal tax credit for increasing research activities for 2012 as well as for 2013, which reduced our 2013 effective income tax rate by 3.5 percentage points. The U.S. federal tax credit for increasing research activities expired on December 31, 2013. If it is not renewed, our future effective income tax rate could be materially impacted. The net effect of other tax credits, state taxes, non-deductible permanent differences, prior year true up adjustments, change in tax contingency reserves and other items collectively increased the effective income tax rate by 3.7 percentage points.

In 2012, the lower aggregate income tax rate in foreign jurisdictions reduced our effective income tax rate by 13.6 percentage points compared to our statutory federal tax rate of 35.0%. The net effect of tax credits, state taxes, non-deductible permanent differences, prior year true up adjustments, change in tax contingency reserves and other items collectively increased the effective income tax rate by 2.7 percentage points. Our 2012 effective income tax rate did not reflect our 2012 federal tax credit for increasing research activities even though it was reported on our 2012 federal income tax returns.

In 2011, the lower aggregate income tax rate in foreign jurisdictions reduced our effective income tax rate by 14.4 percentage points compared to our statutory federal tax rate of 35.0%. The net effect of tax credits, state taxes, non-deductible permanent differences, resolution of income tax audits and reversal of reserves associated with the expiration of statutes of limitations and other items collectively decreased the effective income tax rate by 0.9 percentage points.

The effective income tax rate decreased from 2012 to 2013 by 4.1%, from 24.1% to 20.0%, respectively. This decrease was principally attributable to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The effective income tax rate increased from 2011 to 2012 by 4.4%, from 19.7% to 24.1%, respectively. This increase was principally attributable to the U.S. federal tax credit for increasing research activities as well as a decrease in unrecognized tax benefits as a result of various tax audit closures recorded in 2011 with no comparable amounts in 2012.
Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $204 million, $153 million and $148 million in 2013, 2012 and 2011, respectively. The increases year over year were due to increases in VMware’s net income. VMware’s reported net income was $1,014 million, $746 million and $724 million in 2013, 2012 and 2011, respectively. The weighted-average non-controlling interest in VMware was approximately 20% in 2013, 2012 and 2011. As of December 31, 2013, EMC has purchased approximately 16 million shares of VMware common stock for $1.2 billion.
Financial Condition
Cash provided by operating activities was $6,923 million, $6,262 million and $5,669 million for 2013, 2012 and 2011, respectively. Cash received from customers was $24,319 million, $22,585 million and $21,145 million in 2013, 2012 and 2011, respectively. The increase in cash received from customers from 2012 to 2013 was attributable to an increase in sales volume and strong customer collections. The increase in cash received from customers from 2011 to 2012 was attributable to an increase in sales volume and higher cash proceeds from the sale of multi-year maintenance contracts, which are typically billed and paid in advance of services being rendered. Cash paid to suppliers and employees was $16,708 million, $16,019 million and $15,219 million in 2013, 2012 and 2011, respectively. The increase in cash paid to suppliers and employees from 2011 to 2012 and from 2012 to 2013 was primarily due to a general growth in the business to support the increased revenue base. Income taxes paid was $761 million, $374 million and $323 million in 2013, 2012 and 2011, respectively. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. Tax payments were higher in 2013 due to lower allowable deductions.
Cash used in investing activities was $5,760 million, $3,906 million and $3,542 million in 2013, 2012 and 2011, respectively. Cash used for business acquisitions, net of cash acquired, was $770 million, $2,136 million and $537 million in 2013, 2012 and 2011, respectively. This activity varies from period to period based upon the number and size of acquisitions in a given period. Net cash used for strategic and other related investments was $96 million, $47 million and $299 million in 2013, 2012 and 2011, respectively. In 2011, cash used for strategic and other related investments included $113 million spent on the purchase of patents from Novell. During 2013, we provided funding of $411 million to our joint venture, VCE Company LLC. In 2012 and 2011, we provided VCE funding of $228 million and $383 million, respectively. During 2013, we received $38 million from the dispositions of certain lines of business and during 2012, we received $58 million in cash proceeds from the divestiture of our Iomega business. During 2011, VMware purchased a leasehold interest for $151 million. Capital additions were $943 million, $819 million and $801 million in 2013, 2012 and 2011, respectively. Capitalized software development costs were $465 million, $419 million and $442 million in 2013, 2012 and 2011, respectively. The increase in 2013 compared to 2012 was primarily attributable to EMC Information Infrastructure's software development activities. The decrease in 2012 compared to 2011 was primarily attributable to VMware's change in its go-to-market strategy, somewhat offset by EMC Information Infrastructure's efforts on its software development activities. Net purchases of investments were $3,113 million, $315 million and $929 million in 2013, 2012 and 2011, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.
Cash used in financing activities was $2,076 million, $2,149 million and $1,719 million in 2013, 2012 and 2011, respectively. In 2013, we received $5,460 million in proceeds through the issuance of long-term notes. In 2012, we spent $1,715 million for repayment of our long- and short-term obligations including convertible debt. We have continued to spend more cash on share repurchases as part of a long-term strategy to reinvest in the business. In 2013, 2012 and 2011, cash used to repurchase 122 million, 27 million and 82 million shares of EMC common stock was $3,015 million, $685 million and $2,000 million, respectively. In addition, in 2013, 2012 and 2011, cash used to purchase 2 million, 3 million and 5 million shares of VMware common stock was $160 million, $290 million and $400 million, respectively, and in 2013, 2012 and 2011, VMware spent $508 million, $468 million and $526 million to repurchase 7 million, 5 million and 6 million shares of its common stock, respectively. In 2013, 2012 and 2011, we generated $539 million, $813 million and $1,011 million, respectively, from the issuance of common stock and we generated $116 million, $261 million and $362 million, respectively, of excess tax benefits from stock-based compensation. During 2013, EMC instituted a quarterly dividend and paid dividends of $415 million to shareholders. In addition, in April 2013, Pivotal received a $105 million capital contribution from GE. In 2012 and 2011, we spent $70 million and $141 million, respectively, on the settlement of interest rate contracts.
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders. Our Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in each of the second, third and fourth quarters of 2013. On January 23, 2014, EMC paid a cash dividend of $202 million to shareholders of record as of the close of business on January 8, 2014, which was declared on December 12, 2013.

We expect to continue to generate positive cash flows from operations and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of December 31, 2013, we were in compliance with all debt covenants, which are customary in nature.

The 2011 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2011 Notes at the end of 2011. Pursuant to the settlement terms, the majority of the converted 2011 Notes settled on January 9, 2012. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 30 million shares for the $661 million excess of the conversion value over the principal amount, as prescribed by the terms of the 2011 Notes.

As of December 31, 2013, the 2013 Notes had matured and a majority of the noteholders exercised their rights to convert the outstanding 2013 Notes. Pursuant to the settlement terms, the majority of the converted 2013 Notes settled on January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million excess of the conversion value over the principal amount, as prescribed in the terms of the 2013 Notes.
In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In the fourth quarter of 2011, we exercised 107 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 30 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. In the fourth quarter of 2013, we exercised the remaining 107 million of the Purchased Options in conjunction with the settlements of the 2013 Notes, and we received 35 million shares of net settlement on January 7, 2014, representing the excess conversion value of the options.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 17, 2014. During the first quarter of 2012, the exercised warrants were settled with 32 million shares of our common stock. Beginning February 18, 2014, a percentage of the remaining 108 million warrants become exercisable each day over the course of the settlement period through March 17, 2014. These warrants will be settled with shares of our common stock.

At December 31, 2013, our total cash, cash equivalents, and short-term and long-term investments were $17.6 billion. This balance includes approximately $6.2 billion held by VMware, of which $4.1 billion is held outside of the U.S., and $4.3 billion held by EMC in entities outside of the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. On January 31, 2014, EMC loaned VMware $1.1 billion in domestic cash in the form of a loan to finance its acquisition of AirWatch LLC.
Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, intangible asset amortization, restructuring and acquisition-related charges, the amortization of VMware's capitalized software from prior periods, infrequently occurring gains, losses, benefits and charges, and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. In addition, the benefit of the U.S. research and development (“R&D”) tax credit for 2012 is included in the non-GAAP results for the fourth quarter of 2012. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

Our non-GAAP operating results for the three months and years ended December 31, 2013 and 2012 were as follows (in millions):

	For the Three Months Ended		For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross margin	$4,317	$3,991	$14,864	$14,001
Gross margin percentage	64.6%	66.2%	64.0%	64.5%
Operating income	1,828	1,656	5,732	5,397
Operating income percentage	27.4%	27.5%	24.7%	24.9%
Income tax provision	386	358	1,228	1,234
Net income attributable to EMC	1,276	1,194	3,893	3,759
Diluted earnings per share attributable to EMC	$0.60	$0.54	$1.80	$1.70
The improvements in the non-GAAP gross margin were attributable to higher sales volume. The decrease in gross margin percentage for the three and twelve months ended December 31, 2013 was attributable to a decrease in both Information Storage product and services margins. The product margins for the three months ended December 31, 2013 were negatively impacted by the fact that the orders we were able to ship were lower in margin when compared to the orders shipped in the three months ended December 31, 2012. In the twelve months ended December 31, 2013, product margins were also impacted by higher execution costs related to increasingly back-end loaded quarters. Service margins decreased due to higher costs to support increased field service activity. The improvements in the non-GAAP operating income for the three and twelve months ended December 31, 2013 were attributable to higher sales volume. Non-GAAP operating income percentage for the three and twelve months ended December 31, 2013 were relatively flat due primarily to good cost controls of operating expenses which offset declines in gross margin percentages.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended December 31, 2013
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Special tax items	Non-GAAP
Gross margin	$4,224	$32	$59	$—	$1	$—	$4,317
Operating income	1,461	239	98	29	1	—	1,828
Income tax provision	298	41	32	10	—	5	386
Net income attributable to EMC	1,022	176	62	19	1	(4)	1,276
Diluted earnings per share attributable to EMC	$0.48	$0.08	$0.03	$0.01	$—	$—	$0.60

	For the Three Months Ended December 31, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Special tax items	R&D tax credit	Non-GAAP
Gross margin	$3,890	$31	$57	$—	$13	$—	$—	$3,991
Operating income	1,269	246	98	30	13	—	—	1,656
Income tax provision	327	70	29	7	4	(12)	(66)	358
Net income attributable to EMC	870	159	64	23	7	11	60	1,194
Diluted earnings per share attributable to EMC	$0.39	$0.07	$0.03	$0.01	$—	$0.01	$0.03	$0.54

	For the Twelve Months Ended December 31, 2013
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	Net gain on disposition of certain lines of business and other	Special tax items	R&D tax credit	Non-GAAP
Gross margin	$14,473	$124	$232	$—	$34	$—	$—	$—	$14,864
Operating income	4,150	935	389	224	34	—	—	—	5,732
Income tax provision	772	226	117	57	11	(3)	(18)	66	1,228
Net income attributable to EMC	2,889	636	256	156	18	(21)	19	(60)	3,893
Diluted earnings per share attributable to EMC	$1.33	$0.30	$0.12	$0.07	$0.01	$(0.01)	$0.01	$(0.03)	$1.80

	For the Twelve Months Ended December 31, 2012
	GAAP	Stock-based compensation	Intangible asset amortization	Restructuring and acquisition- related charges	Amortization of VMware's capitalized software from prior periods	RSA special charge (release)	Loss on interest rate swaps	Gain on strategic investment	Special tax items	R&D tax credit	Non-GAAP
Gross margin	$13,638	$126	$199	$—	$62	$(24)	$—	$—	$—	$—	$14,001
Operating income	3,964	920	365	111	62	(24)	—	—	—	—	5,397
Income tax provision	918	230	112	22	20	(6)	15	—	(12)	(66)	1,234
Net income attributable to EMC	2,733	623	238	87	33	(18)	24	(32)	11	60	3,759
Diluted earnings per share attributable to EMC	$1.23	$0.28	$0.11	$0.04	$0.02	$(0.01)	$0.01	$(0.01)	$0.01	$0.03	$1.70
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the year ended December 31, 2013, our free cash flow was $5,515 million, an increase of 10% compared to the free cash flow generated for the year ended December 31, 2012. The free cash flow for the year ended December 31, 2013 exceeded our non-GAAP net income attributable to EMC by $1,622 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, fund joint ventures, repurchase shares, service debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cash Flow from Operations	$2,190	$1,899	$6,923	$6,262
Capital Expenditures	(270)	(296)	(943)	(819)
Capitalized Software Development Costs	(123)	(103)	(465)	(419)
Free Cash Flow	$1,797	$1,500	$5,515	$5,024

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $6,923 million and $6,262 million for the years ended December 31, 2013 and 2012, respectively, cash used in investing activities of $5,760 million and $3,906 million for the years ended December 31, 2013 and 2012, respectively, and net cash used in financing activities of $2,076 million and $2,149 million for the years ended December 31, 2013 and 2012, respectively.

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

Investments
The following table summarizes the composition of our investments at December 31, 2013 (in millions):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$3,726	$4	$(3)	$3,727
U.S. corporate debt securities	2,260	8	(2)	2,266
High yield corporate debt securities	515	19	(3)	531
Municipal obligations	860	3	—	863
Auction rate securities	63	—	(3)	60
Foreign debt securities	2,152	6	(3)	2,155
Total fixed income securities	9,576	40	(14)	9,602
Publicly traded equity securities	72	24	(1)	95
Total	$9,648	$64	$(15)	$9,697
Our fixed income and equity investments are classified as available for sale and recorded at their fair market values. At December 31, 2013, with the exception of our auction rate securities, the vast majority of our investments were priced by third-party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
For all of our securities where the amortized cost basis was greater than the fair value at December 31, 2013, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2013 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-2 years*	3-4 years**	More than 4 years
Operating leases	$1,612	$294	$411	$228	$679
Notes converted and payable	1,665	1,665	—	—	—
Long-term debt	5,574	—	—	—	5,574
Product warranty obligations	289	—	—	—	—
Other long-term obligations, including notes payable and current portion of long-term obligations and post retirement obligations	352	211	1	—	1
Purchase orders	2,548	—	—	—	—
Uncertain tax positions and related interest	308	—	—	—	—
Total	$12,348	$2,170	$412	$228	$6,254
 _______________

*	Includes payments from January 1, 2015 through December 31, 2016.

**	Includes payments from January 1, 2017 through December 31, 2018.
As of December 31, 2013, we had $289 million of product warranty obligations, $139 million of long-term post retirement obligations, $2,548 million of purchase orders and $308 million of liabilities for uncertain tax positions. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancellable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. Our operating leases are primarily for office space around the world. We believe leasing such space in most cases is more cost-effective than purchasing real estate.
The notes converted and payable pertains to the 2013 Notes. As of December 31, 2013, the 2013 Notes had matured and a majority of the noteholders exercised their rights to convert the outstanding 2013 Notes. Due to the settlement terms, the majority of the converted 2013 Notes were not settled until January 7, 2014. At that time, we paid the noteholders $1.665 billion in cash for the outstanding principal and 35 million shares for the $858 million excess of the conversion value over the principal amount, as prescribed in the terms of the 2013 Notes. The long-term debt pertains to the $5.5 billion aggregate principal amount of senior notes issued in June 2013.
We have no other off-balance sheet arrangements.
Guarantees and Indemnification Obligations
EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $159 million as of December 31, 2013. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.
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
Based upon our historical experience and information known as of December 31, 2013, we believe our liability on the above guarantees and indemnities at December 31, 2013 is not material.
Pension
We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. This plan has been frozen resulting in employees no longer accruing pension benefits for future services. The assets for this defined benefit plan are invested in common stocks and bonds. The market related value of the plan's assets is based upon the assets' fair value. The expected long-term rate of return on assets for the year ended December 31, 2013 remains at 6.75%. As market conditions permit, we expect to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities.
The effect of such a change could result in a reduction to the long-term rate of return on plan assets and an increase in future pension expense. The actual long-term rate of return for the ten years ended December 31, 2013 was 6.85%. Based upon current market conditions, the expected long-term rate of return for 2014 will be 6.75%. A 25 basis point change in the expected long-term rate of return on the plans' assets would have approximately a $1 million impact on the 2014 pension expense.
As of December 31, 2013, the pension plan had a $164 million unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2013, the discount rate to determine the benefit obligation was 4.66%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan's benefit obligations. The bond indices and yield curve analyses reflect high quality bond yields in effect at December 31, 2013. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $1 million impact on the 2014 pension expense.
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
Warranty Costs
We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $14 million in 2013 and 2012.
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
The market value of our short- and long-term investments is based primarily upon the listed price of the security. At December 31, 2013, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs such as market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments. We hold investments whose market values are below our cost. The determination of whether unrealized losses on investments are other-than-temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired.
The recoverability of inventories is based upon the types and our levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate.
Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our segment reporting level. We employ both qualitative and quantitative tests of our goodwill. For some of our reporting units, we performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For other reporting units we evaluated goodwill using a quantitative model. For all of our goodwill assessments we determined that there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.
Restructuring Charges
We recognized restructuring charges in 2013, 2012, 2011 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting leased facilities and the cost of terminating various contracts. In addition, during 2013, VMware incurred impairment charges related to its business realignment. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.
Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.
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
Foreign Exchange Risk Management
As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated using daily rates. The primary foreign currency denominated transactions include revenue and expenses with the related accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the euro, the Japanese yen and the pound sterling. Additionally, we have exposure to emerging market economies, particularly in Latin America and Southeast Asia. We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, we use these derivative instruments to reduce our foreign exchange risk by essentially creating offsetting market exposures. The success of the hedging program depends on our forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The instruments we hold are not leveraged and are not held for trading or speculative purposes.
We performed sensitivity analyses as of December 31, 2013, 2012 and 2011 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change was based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The analyses include all of our foreign currency contracts outstanding as of December 31 for each year, as well as the offsetting underlying exposures. The sensitivity analyses indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $12 million, $19 million and $31 million at December 31, 2013, 2012 and 2011, respectively.
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
We employ a Historical Value-At-Risk calculation to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over the last 180 days are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the debt portion of the investment portfolio was $3 million as of December 31, 2013 and $2 million as of December 31, 2012. The average, high and low value-at-risk amounts for 2013 and 2012 were as follows (in millions):

	Average	High	Low
2013	$4	$8	$1
2012	$3	$6	$2
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
We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $65 million and $72 million at December 31, 2013 and 2012, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers.
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
EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).
Based on our assessment, EMC’s management determined that, as of December 31, 2013, EMC’s internal control over financial reporting is effective and operating at the reasonable assurance level based on those criteria.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 52 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of EMC Corporation
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2014

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,891	$4,714
Short-term investments	2,773	1,422
Accounts and notes receivable, less allowance for doubtful accounts of $62 and $68	3,861	3,433
Inventories	1,334	1,201
Deferred income taxes	912	784
Other current assets	507	465
Total current assets	17,278	12,019
Long-term investments	6,924	5,260
Property, plant and equipment, net	3,478	3,145
Intangible assets, net	1,780	2,035
Goodwill	14,424	13,840
Other assets, net	1,965	1,663
Total assets	$45,849	$37,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,434	$1,041
Accrued expenses	2,783	2,492
Notes converted and payable	1,665	—
Income taxes payable	639	514
Convertible debt	—	1,652
Deferred revenue	5,278	4,575
Total current liabilities	11,799	10,274
Income taxes payable	296	293
Deferred revenue	3,701	2,976
Deferred income taxes	421	468
Long-term debt	5,494	—
Other liabilities	352	369
Total liabilities	22,063	14,380
Convertible debt (See Note E)	—	58
Commitments and contingencies (See Note N)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 2,020 and 2,107 shares	20	21
Additional paid-in capital	1,406	3,691
Retained earnings	21,114	18,853
Accumulated other comprehensive income (loss), net	(239)	(208)
Total EMC Corporation’s shareholders’ equity	22,301	22,357
Non-controlling interests	1,485	1,167
Total shareholders’ equity	23,786	23,524
Total liabilities and shareholders’ equity	$45,849	$37,962

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
Product sales	$13,690	$13,061	$12,591
Services	9,532	8,653	7,417
	23,222	21,714	20,008
Costs and expenses:
Cost of product sales	5,650	5,259	5,320
Cost of services	3,099	2,817	2,519
Research and development	2,761	2,560	2,151
Selling, general and administrative	7,338	7,004	6,479
Restructuring and acquisition-related charges	224	110	97
Operating income	4,150	3,964	3,442
Non-operating income (expense):
Investment income	128	115	129
Interest expense	(156)	(79)	(170)
Other income (expense), net	(257)	(196)	(152)
Total non-operating income (expense)	(285)	(160)	(193)
Income before provision for income taxes	3,865	3,804	3,249
Income tax provision	772	918	640
Net income	3,093	2,886	2,609
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(204)	(153)	(148)
Net income attributable to EMC Corporation	$2,889	$2,733	$2,461
Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$1.39	$1.31	$1.20
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$1.33	$1.23	$1.10
Weighted average shares, basic	2,074	2,093	2,056
Weighted average shares, diluted	2,160	2,206	2,229

Cash dividends declared per common share	$0.30	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$3,093	$2,886	$2,609
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(44)	2	(4)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $(13), $31 and $(11)	(22)	53	(21)
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(6), $(4) and $(4)	(11)	(5)	(5)
Net change in market value of investments	(33)	48	(26)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $3, $(20) and $(58)	13	(36)	(91)
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $(2), $15 and $0	(10)	28	(3)
Net change in the market value of derivatives	3	(8)	(94)
Recognition of actuarial net gain (loss) from pension and other postretirement plan, net of taxes (benefits) of $26, $(5) and $(11)	43	(14)	(22)
Other comprehensive income (loss)	(31)	28	(146)
Comprehensive income	3,062	2,914	2,463
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(204)	(153)	(148)
Less: Other comprehensive income (loss) attributable to the non-controlling interest in VMware, Inc.	—	(2)	4
Comprehensive income attributable to EMC Corporation	$2,858	$2,759	$2,319
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash received from customers	$24,319	$22,585	$21,145
Cash paid to suppliers and employees	(16,708)	(16,019)	(15,219)
Dividends and interest received	169	103	136
Interest paid	(96)	(33)	(70)
Income taxes paid	(761)	(374)	(323)
Net cash provided by operating activities	6,923	6,262	5,669
Cash flows from investing activities:
Additions to property, plant and equipment	(943)	(819)	(801)
Capitalized software development costs	(465)	(419)	(442)
Purchases of short- and long-term available-for-sale securities	(11,250)	(6,347)	(7,180)
Sales of short- and long-term available-for-sale securities	5,292	4,983	5,121
Maturities of short- and long-term available-for-sale securities	2,845	1,049	1,130
Business acquisitions, net of cash acquired	(770)	(2,136)	(537)
Purchases of strategic and other related investments	(131)	(117)	(329)
Sales of strategic and other related investments	35	70	30
Joint venture funding	(411)	(228)	(383)
Proceeds from divestiture of business	38	58	—
Purchase of leasehold interest	—	—	(151)
Net cash used in investing activities	(5,760)	(3,906)	(3,542)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	342	560	673
Proceeds from the issuance of VMware’s common stock	197	253	338
EMC repurchase of EMC’s common stock	(3,015)	(685)	(2,000)
EMC purchase of VMware’s common stock	(160)	(290)	(400)
VMware repurchase of VMware’s common stock	(508)	(468)	(526)
Excess tax benefits from stock-based compensation	116	261	362
Payment of long-term and short-term obligations	(46)	(1,715)	(28)
Proceeds from the issuance of long-term and short-term obligations	5,460	5	3
Interest rate contract settlement	—	(70)	(141)
Dividend payment	(415)	—	—
Third party contribution to Pivotal	105	—	—
Net cash provided by (used in) financing activities	2,076	(2,149)	(1,719)
Effect of exchange rate changes on cash and cash equivalents	(62)	15	6
Net increase in cash and cash equivalents	3,177	222	414
Cash and cash equivalents at beginning of period	4,714	4,492	4,078
Cash and cash equivalents at end of period	$7,891	$4,714	$4,492
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,093	$2,886	$2,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,665	1,528	1,422
Non-cash interest expense on debt	62	46	103
Non-cash restructuring and other special charges	8	13	(1)
Stock-based compensation expense	935	895	823
Provision for (recovery of) doubtful accounts	(1)	39	20
Deferred income taxes, net	(202)	(118)	(19)
Excess tax benefits from stock-based compensation	(116)	(261)	(362)
Gain on XtremIO common stock	—	(32)	—
Other, net	40	22	3
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(377)	(535)	(392)
Inventories	(408)	(459)	(393)
Other assets	269	174	(62)
Accounts payable	380	89	35
Accrued expenses	(162)	(94)	5
Income taxes payable	222	661	337

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Year Ended December 31,
	2013	2012	2011
Deferred revenue	1,475	1,367	1,509
Other liabilities	40	41	32
Net cash provided by operating activities	$6,923	$6,262	$5,669

Non-cash investing and financing activity:
Issuance of common stock and stock options exchanged in business acquisitions	$1	$24	$3
Investment in joint venture	$—	$33	$—
Dividends declared	$213	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2011	2,070	$21	$4,284	$13,659	$(93)	$763	$18,634
Stock issued through stock option and stock purchase plans	52	—	673	—	—	—	673
Tax benefit from stock options exercised	—	—	383	—	—	—	383
Restricted stock grants, cancellations and withholdings, net	10	—	(120)	—	—	—	(120)
Repurchase of common stock	(82)	—	(2,000)	—	—	—	(2,000)
EMC purchase of VMware stock	—	—	(355)	—	—	(45)	(400)
Stock options issued in business acquisitions	—	—	3	—	—	—	3
Stock-based compensation	—	—	838	—	—	—	838
Impact from equity transactions of VMware, Inc.	—	—	(417)	—	—	107	(310)
Actuarial loss on pension plan, net of tax benefit of $11	—	—	—	—	(22)	—	(22)
Change in market value of investments	—	—	—	—	(22)	(4)	(26)
Change in market value of derivatives	—	—	—	—	(94)	—	(94)
Translation adjustment	—	—	—	—	(4)	—	(4)
Reclassification of convertible debt (to)/from mezzanine (Note E)	—	—	116	—	—	—	116
Net income	—	—	—	2,461	—	148	2,609
Balance, December 31, 2011	2,050	21	3,405	16,120	(235)	969	20,280
Stock issued through stock option and stock purchase plans	42	—	560	—	—	—	560
Tax benefit from stock options exercised	—	—	267	—	—	—	267
Restricted stock grants, cancellations and withholdings, net	11	—	(126)	—	—	—	(126)
Repurchase of common stock	(27)	—	(700)	—	—	—	(700)
EMC purchase of VMware stock	—	—	(258)	—	—	(42)	(300)
Stock options issued in business acquisitions	—	—	20	—	—	—	20
Stock-based compensation	—	—	898	—	—	—	898
Impact from equity transactions of VMware, Inc.	—	—	(436)	—	—	86	(350)
Actuarial loss on pension plan, net of tax benefit of $5	—	—	—	—	(14)	—	(14)
Change in market value of investments	—	—	—	—	47	1	48
Change in market value of derivatives	—	—	—	—	(8)	—	(8)
Translation adjustment	—	—	—	—	2	—	2
Convertible debt conversions and warrant settlement	31	—	(1)	—	—	—	(1)
Reclassification of convertible debt (to)/from mezzanine (Note E)	—	—	62	—	—	—	62
Net income	—	—	—	2,733	—	153	2,886
Balance, December 31, 2012	2,107	21	3,691	18,853	(208)	1,167	23,524
Stock issued through stock option and stock purchase plans	24	—	342	—	—	—	342
Tax benefit from stock options exercised	—	—	90	—	—	—	90

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest in VMware	Shareholders’ Equity
	Shares	Par Value
Restricted stock grants, cancellations and withholdings, net	11	—	(126)	—	—	—	(126)
Repurchase of common stock	(122)	(1)	(2,999)	—	—	—	(3,000)
EMC purchase of VMware stock	—	—	(124)	—	—	(26)	(150)
Stock options issued in business acquisitions	—	—	1	—	—	—	1
Stock-based compensation	—	—	946	—	—	—	946
Cash dividends declared	—	—	—	(628)	—	—	(628)
Impact from equity transactions of VMware, Inc.	—	—	(473)	—	—	140	(333)
Actuarial gain on pension plan, net of tax of $26	—	—	—	—	43	—	43
Change in market value of investments	—	—	—	—	(33)	—	(33)
Change in market value of derivatives	—	—	—	—	3	—	3
Translation adjustment	—	—	—	—	(44)	—	(44)
Reclassification of convertible debt (to)/from mezzanine (Note E)	—	—	58	—	—	—	58
Net income	—	—	—	2,889	—	204	3,093
Balance, December 31, 2013	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies
Company
EMC Corporation ("EMC") and its subsidiaries develop, deliver and support the information technology ("IT") industry’s broadest range of information infrastructure and virtual infrastructure technologies, solutions and services. EMC manages the Company as part of a federation of three businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal.
EMC’s Information Infrastructure business provides a foundation for organizations to store, manage, protect, analyze and secure ever-increasing quantities of information, while at the same time improving business agility, lower cost, and enhancing competitive advantage. These benefits are primarily achieved though virtualization. EMC’s Information Infrastructure business comprises three segments – Information Storage, RSA Information Security and Information Intelligence Group.
EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. ("VMware"), is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume IT resources. VMware’s virtualization infrastructure solutions, which include a suite of products designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
EMC's Pivotal business ("Pivotal") was formed in the second quarter of 2013. Pivotal unites strategic technology, people and programs formerly within EMC and VMware, including Greenplum, Cloud Foundry, Spring, Cetas, Pivotal Labs, GemFire and other products. Pivotal is building a new platform comprising next-generation data fabrics, application fabrics and a cloud independent PaaS.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
These consolidated financial statements include the accounts of EMC, its wholly-owned subsidiaries, and Pivotal and VMware, companies which are majority-owned by EMC. All intercompany transactions have been eliminated.
EMC’s interest in VMware was approximately 80% at both December 31, 2013 and 2012. VMware’s financial results have been consolidated with that of EMC for all periods presented as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interest in VMware, Inc. on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as a component of non-controlling interests on EMC's consolidated balance sheets and as a reduction of net income attributable to EMC shareholders.
EMC's economic interest in Pivotal was approximately 84% at December 31, 2013. Pivotal's financial results have been consolidated with that of EMC for all periods presented. The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in EMC's consolidated balance sheets and as a reduction of net income attributable to EMC shareholders. Because the non-controlling interest in Pivotal is in the form of a preferred equity instrument, there is no net income attributable to non-controlling interest related to Pivotal on EMC's consolidated income statements.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
We derive revenue from sales of information systems, software and services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. Delivery is achieved when our product has been physically shipped or made available by electronic delivery and the risk of loss has been transferred which, for most of our product sales, occurs upon shipment. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

•	Systems sales

Systems sales consist of the sale of storage hardware, required system software and other hardware-related devices. Revenue for systems sales is generally recognized upon shipment.

•	Software sales
Software sales consist of the sale of optional, stand-alone software applications. Our software applications provide customers with resource management, backup and archiving, information security, information management and intelligence, data analytics and server virtualization capabilities. Revenue for software is generally recognized upon shipment or electronic delivery. License revenue from royalty payments is recognized upon either receipt of royalty reports or payments from third parties.

•	Services revenue

Services revenue consists of installation services, professional services, software maintenance, hardware maintenance, software as a service subscriptions and training.

We recognize revenue from fixed-price support or maintenance contracts sold for both hardware and software, including extended warranty contracts, ratably over the contract period and recognize the costs associated with these contracts as incurred. Generally, installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and may be performed by our customers or other vendors. Installation services revenues are recognized as the services are being performed. Professional services revenues on engagements for which reasonably dependable estimates of progress toward completion are capable of being made are recognized using the proportional performance method, which recognizes revenue based on labor costs incurred in proportion to total expected labor costs to perform the service. Where services are considered essential to the functionality of our products, revenue for the products and services is recorded over the service period. Professional services engagements that are on a time and materials basis are recognized based upon the labor costs incurred. Revenues on all other professional services engagements are recognized upon completion.

•	Multiple element arrangements

When more than one element, such as hardware, software and services are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required system software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support, software as a service subscriptions and other services and (2) software components, such as optional software applications and related items, such as post-contract customer support and other services. We then allocate revenue within the non-software category to each element based upon their relative selling price using estimated selling prices (“ESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) does not exist. We allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If we cannot objectively determine the VSOE of the fair value of any undelivered software element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

We allocate the amount of revenue recognition for delivered elements to the amount that is not subject to forfeiture or refund or contingent on the future delivery of products or services.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features, functionality, entitlements, or the release version of an upgrade or new product have been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, a specified upgrade is deemed created and

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether we have established VSOE of fair value for the upgrade or new product.

•	Indirect channel sales

We market and sell our products through our direct sales force and indirect channels such as independent distributors and value-added resellers. For substantially all of our indirect sales, we recognize revenues on products sold to resellers and distributors on a sell through basis. These product sales are evidenced by a master distribution agreement, together with evidence of an end-user arrangement, on a transaction-by-transaction basis.

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

Deferred Revenue

Our deferred revenue consists primarily of deferred hardware and software maintenance and unearned license fees, which are recognized ratably over the contract term as either product or services revenue depending on the nature of the item, and deferred professional services, including education and training, which are recognized in services revenue as the services are provided.

Shipping and Handling Costs

Shipping and handling costs are classified in cost of product sales.

Foreign Currency Translation

The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at daily rates.

Gains and losses from foreign currency transactions are included in other income (expense), net, and consist of net losses of $2 million in 2013, $16 million in 2012 and $13 million in 2011. Foreign currency translation adjustments are included in other comprehensive income (loss).

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

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. We did not have any derivatives designated as fair value hedges as of December 31, 2013. All outstanding cash flow hedges are recognized on the consolidated balance sheets at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss) until the underlying forecasted transactions occur. To achieve hedge accounting, certain criteria must be met, which includes (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net, in the consolidated income statements. Once the underlying forecasted transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the consolidated income statements, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to other income (expense), net, in the consolidated income statements in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2013, 2012 and 2011 were $384 million, $201 million and $194 million, respectively.

We do not engage in currency speculation. For purposes of presentation within the consolidated statement of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011 when our $1.725 billion 1.75% convertible senior notes due 2011 (the "2011 Notes") were scheduled to become due. As such, the unrealized loss on these hedges was recognized in other comprehensive loss. In November 2011, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. In April 2012, we settled the swaps and replaced them with new interest rate swap contracts for the forecasted issuance of debt in 2012. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item. Losses on the interest rate swap contracts at the time of settlement of $141 million in November 2011 and $23 million in April 2012 were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

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

In July 2012, we settled the interest rate swap contracts and did not replace them. Losses on the interest rate swap contracts at the time of settlement of $46 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

At December 31, 2013, we had $176 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income which will be realized during the life of our ten year senior notes issued in June 2013. These losses will be reclassified from other comprehensive income and recognized on a straight-line basis in the consolidated income statements as interest expense beginning in the third quarter of 2014.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2013 and 2012 were as follows (table in millions):

	December 31,
	2013	2012
Current	$62	$68
Non-current (included in other assets, net)	3	4
	$65	$72

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Research and Development and Capitalized Software Development Costs

Research and development ("R&D") costs are expensed as incurred. R&D costs include salaries and benefits, stock-based compensation, consultants, facilities related costs, material costs, depreciation and travel. Material software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the products’ remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the products’ estimated economic life.

Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, VMware determined that its go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, VMware expects its products to be available for general release soon after technological feasibility has been established. Given that the majority of VMware’s product offerings are expected to be suites or to have key components that interoperate with VMware’s other product offerings, the costs incurred subsequent to achievement of technological feasibility were not material in 2013 and 2012, and are expected to be immaterial in future periods. As of December 31, 2013, all of VMware's previously capitalized software development costs had been fully amortized.

Unamortized software development costs were $762 million and $703 million at December 31, 2013 and 2012, respectively, and are included in other assets, net. Amortization expense was $427 million, $398 million and $380 million in 2013, 2012 and 2011, respectively. Amounts capitalized were $487 million, $432 million and $480 million in 2013, 2012 and 2011, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statements of cash flows as it is a non-cash item.

Long-lived Assets

Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to nineteen years. Intangible assets include goodwill, developed technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents, leasehold interest, in-process research and development (“IPR&D”) and other intangible assets, which include backlog, non-competition agreements and non-solicitation agreements. The intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are estimated to be realized. Goodwill is not amortized and is carried at its historical cost.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $23 million, $30 million and $44 million in 2013, 2012 and 2011, respectively.

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

Earnings Per Share

Basic net income per share is computed using the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the shares issuable under our 2011 Notes and our 2013 Notes and the associated warrants. See Note E for further information regarding the 2011 Notes and 2013 Notes and the associated warrants and Note O for further information regarding the calculation of diluted net income per weighted-average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

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

Our money market investments are placed with money market funds that are 2a-7 qualified. Rule 2a-7, adopted by the United States Securities and Exchange Commission (the "SEC") under the Investment Company Act of 1940, establishes strict standards for quality, diversity and maturity, the objective of which is to maintain a constant net asset value of a dollar. We limit our investments in money market funds to those that are primarily associated with large, money center financial institutions and limit our exposure to Prime funds. Our short- and long-term investments are invested primarily in investment grade securities, and we limit the amount of our investment in any single issuer.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation. During the second quarter of 2013, EMC and VMware combined certain operations to form Pivotal, with a cash investment from General Electric Company ("GE"). Pivotal is considered a separate reportable segment. We recast the segment disclosures for the prior financial reporting periods to separately present the operations of the Pivotal segment. None of the segment reclassifications impact EMC's previously reported consolidated financial statements. See Note S for further discussion of the segment reclassifications.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This new guidance is effective for the periods beginning after December 15, 2013, and should be applied prospectively with retroactive application permitted.  We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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
B.  Non-controlling Interest in VMware, Inc.
The non-controlling interests’ share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets and was $1,380 million and $1,167 million as of December 31, 2013 and 2012, respectively. At December 31, 2013, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Year Ended
	December 31, 2013	December 31, 2012
Net income attributable to EMC Corporation	$2,889	$2,733
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	92	128
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(565)	(564)
Net transfers (to) from non-controlling interest	(473)	(436)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$2,416	$2,297

The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million and $0 million at December 31, 2013 and 2012, respectively. At December 31, 2013, EMC consolidated held approximately 84% of the economic interest in Pivotal. GE's interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE's non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal's equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.
C. Acquisitions

2013 Acquisitions

During the year ended December 31, 2013, EMC acquired five companies. Complementing the Information Storage segment, we acquired substantially all of the assets of Adaptivity, Inc., a provider of software solutions that automate and accelerate enterprise IT migration to the cloud and all of the outstanding capital stock of ScaleIO, a provider of server-side storage software. A member of our board of directors is an investor in a limited partnership which held an equity interest in ScaleIO.  The director did not participate in any votes of the board of directors or any committee thereof approving the acquisition, and the terms of the acquisition were negotiated at arms' length.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Complementing the Information Intelligence Group segment, we also acquired all of the outstanding capital stock of Sitrof Technologies, a document management consultancy provider. Complementing the RSA Information Security segment, we acquired all of the outstanding common stock of Aveksa, Inc., a provider of cloud-based identity and access management solutions and PassBan Corporation, a developer of mobile and cloud-based multi-factor authentication technology.

Additionally, during the year ended December 31, 2013, VMware acquired all of the outstanding common stock of two companies including Virsto Software, a provider of software that optimizes storage performance and utilization in virtual environments and Desktone, Inc., a provider of desktop-as-a-service for delivering Windows desktops and applications as a cloud service.

Complementing the Pivotal segment, Pivotal acquired all of the outstanding common stock of Xtreme Labs, a provider of mobile strategy and product development during the year ended December 31, 2013.

The aggregate consideration for these eight acquisitions was $771 million, which consisted of $770 million of cash consideration, net of cash acquired and $1 million for the fair value of our stock options granted in exchange for the acquirees' stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles and net liabilities was approximately $596 million, $182 million and $8 million, respectively. Most of our intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are estimated to be utilized and the remainder are amortized on a straight-line basis. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in aggregate, to our consolidated results of operations for the years ended December 31, 2013 or 2012.
The fair value of our stock options for all of the aforementioned acquisitions in 2013 was estimated using the following weighted-average assumptions:

Expected term (in years)	1.8
Expected volatility	26.4%
Risk-free interest rate	0.3%
Dividend yield	1.5%

The following represents the aggregate allocation of the purchase price for all of the aforementioned acquisitions to intangible assets (table in millions):

Developed technology (weighted-average useful life of 5 years)	$138
Customer relationships (weighted-average useful life of 4 years)	34
IPR&D	10
Total intangible assets	$182

2012 Acquisitions

Acquisition of Nicira

On August 24, 2012, VMware acquired all of the outstanding capital stock of Nicira, a developer of software-defined networking solutions. This acquisition expanded VMware’s product portfolio to provide a suite of software-defined networking capabilities.

The aggregate consideration paid for Nicira was $1,100 million, net of cash acquired, including cash of $1,083 million and the fair value of assumed equity attributed to pre-combination services of $17 million. Additionally, VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding at the completion of the acquisition. The assumed unvested stock options converted into 1 million stock options to purchase VMware Class A common stock. The assumed restricted stock converted into 1 million shares of restricted VMware Class A common stock.

The weighted-average acquisition-date fair value of the stock options was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) market price of $92.21 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; (ii) expected term of 2.7 years; (iii) risk-free interest rate of 0.3%; (iv)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

annualized expected volatility of 35.7%; and (v) no dividend yield. The fair value of the restricted stock was based on the acquisition-date closing price of $92.21 per share for VMware’s Class A common stock.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. The following table summarizes the allocation of the Nicira purchase price, adjusted in the fourth quarter of 2012 for a reassessment of unrecognized tax benefit (table in millions):

Intangible assets:
Purchased technology (weighted-average useful life of 7 years)	$266
Trademarks and tradenames (weighted-average useful life of 10 years)	20
In-process research and development	49
Total intangible assets	335
Goodwill	893
Deferred tax liabilities, net	(77)
Income tax payable	(50)
Other assumed liabilities, net of acquired assets	(1)
Total purchase price	$1,100
In-process Research and Development

In connection with the Nicira acquisition, we acquired one IPR&D project which was completed by the end of 2012 and is being amortized over its estimated useful life of 8 years.
Other 2012 Acquisitions

During the year ended December 31, 2012, EMC acquired eleven companies. We acquired all of the outstanding capital stock of Pivotal Labs, a provider of services and technology to build Big Data applications; Likewise Software, a provider of technology for managing cross-platform access to data files and software for managing unstructured data; XtremIO, a provider of Flash enterprise storage systems; Watch4Net, a provider of enterprise and carrier-class performance management software; Tiburon Technologies, a provider of support and modernization services for legacy database management systems; and iWave Software, a provider of storage and cloud automation software solutions. These acquisitions complemented and expanded our Information Storage segment. We also acquired all of the outstanding capital stock of Syncplicity, a provider of cloud-based synch and share file management and Trinity Technologies, a provider of enterprise content management consulting and development services which complemented and expanded our Information Intelligence Group segment. We acquired Silicium Security, a provider of enterprise malware detection solutions, More VRP Resources, a provider of database performance and monitoring software and Silver Tail Systems, a provider of web fraud detection and security software which complemented and expanded our RSA Information Security segment.

Additionally, during the year ended December 31, 2012, VMware acquired five companies, in addition to the acquisition of Nicira, which were not material either individually or in the aggregate. In connection with our acquisitions, we had adjustments to the fair value of previously held interests in XtremIO which resulted in a gain of $32 million which was recognized in other income (expense), net in the second quarter of 2012.

The aggregate consideration for these sixteen acquisitions, excluding Nicira, was $1,060 million which consisted of $1,053 million of cash consideration, net of cash acquired and $7 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates.

The aggregate allocation to goodwill, intangibles and net liabilities, excluding Nicira, was approximately $819 million, $311 million and $70 million, respectively. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our stock options for all of the aforementioned acquisitions, excluding Nicira, in 2012 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	1.9
Expected volatility	31.6%
Risk-free interest rate	0.3%

The following represents the aggregate allocation of the purchase price for all of the aforementioned acquisitions, excluding Nicira, to intangible assets (table in millions):

Developed technology (weighted-average useful life of 4.8 years)	$255
Customer relationships (weighted-average useful life of 6.1 years)	54
Trademarks and tradenames (weighted-average useful life of 3.4 years)	2
Total intangible assets	$311
The total weighted-average amortization period for the intangible assets is 5.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.
2011 Acquisitions
During the year ended December 31, 2011, we acquired all of the capital stock of NetWitness Corporation, a privately-held provider of network security analysis solutions. This acquisition complemented and expanded our RSA Information Security segment. Additionally, during the year ended December 31, 2011, VMware acquired six companies. The aggregate consideration for these seven acquisitions was $540 million which consisted of $537 million of cash consideration, net of cash acquired and $3 million for the fair value of our stock options granted in exchange for the acquirees’ stock options. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The allocation to goodwill, intangibles and net assets was approximately $376 million, $157 million and $7 million, respectively. The results of these acquisitions have been included in the consolidated financial statements from the respective dates of purchase.
The following represents the aggregate allocation of the purchase price for all the aforementioned acquisitions to intangible assets (table in millions):

Developed technology (weighted-average useful life of 3.2 years)	$98
Customer relationships (weighted-average useful life of 4.0 years)	58
Trademarks and tradenames (weighted-average useful life of 2.6 years)	1
Total intangible assets	$157
The total weighted-average amortization period for the intangible assets is 3.5 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

D. Intangibles and Goodwill

Intangible Assets
Intangible assets, excluding goodwill, as of December 31, 2013 and 2012 consist of (tables in millions):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,356	$(1,429)	$927
Patents	225	(102)	123
Software licenses	101	(90)	11
Trademarks and tradenames	171	(118)	53
Customer relationships and customer lists	1,386	(855)	531
Leasehold interest	145	(11)	134
Other	28	(27)	1
Total intangible assets, excluding goodwill	$4,412	$(2,632)	$1,780

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,233	$(1,207)	$1,026
Patents	225	(87)	138
Software licenses	96	(88)	8
Trademarks and tradenames	173	(102)	71
Customer relationships and customer lists	1,378	(724)	654
Leasehold interest	145	(7)	138
Other	26	(26)	—
Total intangible assets, excluding goodwill	$4,276	$(2,241)	$2,035

In the year ended December 31, 2011, we, along with three other technology companies, acquired specific patents from Novell, Inc. for $450 million, of which we paid $113 million. We assigned our portion of the patent portfolio an average life of 10 years, based on the average contractual term remaining on the patents we acquired. The cash outflow was included in purchases of strategic and other related investments in the investing activities section of the consolidated statements of cash flows.

In the year ended December 31, 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s Palo Alto, California campus for $225 million. The gross amount classified to property, plant and equipment, net was $74 million. The remaining $151 million of the $225 million purchase price was for the fair value of the ground lease and the right to develop additional square footage on the parcel. The long-term portion of $147 million was recorded to intangible assets, net with the remainder recorded to other current assets on the consolidated balance sheet. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the related property. The buildings and site improvements will be depreciated from the date they are placed into service through the term of the amended and restated ground lease, and intangible assets will be amortized through 2046.

Amortization expense on intangibles was $389 million, $365 million and $342 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, amortization expense on intangible assets for the next five years is expected to be as follows (table in millions):

2014	$360
2015	316
2016	260
2017	210
2018	179
Total	$1,325

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the years ended December 31, 2013 and 2012 consist of the following (tables in millions):

	Year Ended December 31, 2013
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,442	$1,484	$2,022	$—	$2,892	$13,840
Goodwill resulting from acquisitions	145	1	181	37	233	597
Finalization of purchase price allocations and other, net	11	2	—	—	(26)	(13)
Goodwill transferred in formation of Pivotal	(112)	—	—	140	(28)	—
Balance, end of the year	$7,486	$1,487	$2,203	$177	$3,071	$14,424

	Year Ended December 31, 2012
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the year	$7,034	$1,469	$1,849	$—	$1,803	$12,155
Goodwill resulting from acquisitions	438	15	179	—	1,092	1,724
Finalization of purchase price allocations and other, net	(1)	—	(6)	—	(3)	(10)
Goodwill de-recognized in divestiture of business	(29)	—	—	—	—	(29)
Balance, end of the year	$7,442	$1,484	$2,022	$—	$2,892	$13,840

During the second quarter of 2013, EMC and VMware formed Pivotal, with an investment from GE. As Pivotal is considered a separate reportable segment, the transfer of goodwill from the Information Storage and VMware Virtual Infrastructure segments to the newly formed Pivotal segment is shown above for 2013. The amount of transferred goodwill was determined using the relative fair value method. See Note S for further discussion of the segment disclosures.
Valuation of Goodwill and Intangibles
We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our reporting segment level. We employ both qualitative and quantitative tests of our goodwill. For some of our reporting units, we performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For other reporting units we evaluated goodwill using a quantitative model. For all of our goodwill assessments we determined that there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment.
The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting units change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting units. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. There was no impairment in 2013, 2012 or 2011.
Other intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the assets.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

E.  Debt

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of December 31, 2013, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of December 31, 2013 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	999
		$5,494

The unamortized discount on the Notes consists of $6 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.54% for the year ended December 31, 2013.

Convertible Debt

In November 2006, we issued our $1.725 billion 1.75% convertible senior notes due 2011 (the "2011 Notes") and our $1.725 billion 1.75% convertible senior notes due 2013 (the "2013 Notes") for total gross proceeds of $3.5 billion. The 2013 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.

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

As of December 31, 2013, the 2013 Notes had matured and a majority of the noteholders exercised their rights to convert the outstanding 2013 Notes. These converted notes were classified as notes converted and payable on the consolidated balance sheet at December 31, 2013. Due to the settlement terms, the majority of the converted 2013 Notes were not settled until January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million excess of the conversion value over the principal amount, as prescribed in the terms of the 2013 Notes.

With respect to the conversion value in excess of the principal amount of the 2013 Notes converted, we have elected to settle the excess with shares of our common stock based on a daily conversion value, determined in accordance with the indenture, calculated on a proportionate basis for each day of the relevant 20-day observation period. The actual conversion rate for the 2013 Notes was 62.6978 shares of our common stock per one thousand dollars of principal amount of 2013 Notes, which represents a 26.5% conversion premium from the date the 2013 Notes were issued and is equivalent to a conversion price of approximately $15.95 per share of our common stock.

The 2013 Notes paid interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2011 Notes and 2013 Notes was 5.6% for both the year ended December 31, 2013 and 2012.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the key components of our interest expense on convertible debt (table in millions):

	For the Twelve Months Ended
	2013	2012	2011
Contractual interest expense on the coupon	$27	$30	$58
Amortization of the discount component recognized as interest expense	58	61	116
Total interest expense on the convertible debt	$85	$91	$174
In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options will cover, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In the fourth quarter of 2011, we exercised 107 million of the Purchased Options in conjunction with the planned settlements of the 2011 Notes, and we received 30 million shares of net settlement on January 9, 2012, representing the excess conversion value of the options. In 2013, we exercised the remaining 107 million of the Purchased Options in conjunction with the planned settlements of the 2013 Notes, and we received 35 million shares of net settlement on January 7, 2014, representing the excess conversion value of the options.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391 million from the sale of the associated warrants. Upon exercise, the value of the warrants is required to be settled in shares. Half of the associated warrants were exercised between February 15, 2012 and March 14, 2012 and the remaining half of the associated warrants have expiration dates between February 18, 2014 and March 17, 2014. During the first quarter of 2012, the exercised warrants were settled with 32 million shares of our common stock. Beginning February 18, 2014, a percentage of the remaining 108 million warrants become exercisable each day over the course of the settlement period through March 17, 2014. These warrants will be settled with shares of our common stock.

The Purchased Options and associated warrants have generally had the effect of increasing the conversion price of the 2013 Notes to approximately $19.31 per share of our common stock, representing an approximate 53% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the 2013 Notes.
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

In July 2012, we settled the interest rate swap contracts and did not replace them. Losses on the interest rate swap contracts at the time of settlement of $46 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts and recognized as a component of interest expense in the consolidated income statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2013, we had $176 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income which will be realized during the life of our ten year Notes. These losses will be reclassified from other comprehensive income and recognized on a straight-line basis in the consolidated income statements as interest expense beginning in the third quarter of 2014.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our investments in publicly traded equity securities are classified as Level 1 and our strategic investments held at cost are classified as Level 3. At December 31, 2013 and 2012, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2013 and 2012. At December 31, 2013 and 2012, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At December 31, 2013 and 2012, auction rate securities were valued using a discounted cash flow model.
The following tables summarize the composition of our short- and long-term investments at December 31, 2013 and 2012 (tables in millions):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$3,726	$4	$(3)	$3,727
U.S. corporate debt securities	2,260	8	(2)	2,266
High yield corporate debt securities	515	19	(3)	531
Asset-backed securities	—	—	—	—
Municipal obligations	860	3	—	863
Auction rate securities	63	—	(3)	60
Foreign debt securities	2,152	6	(3)	2,155
Total fixed income securities	9,576	40	(14)	9,602
Publicly traded equity securities	72	24	(1)	95
Total	$9,648	$64	$(15)	$9,697

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We held approximately $2,155 million in foreign debt securities at December 31, 2013. These securities have an average credit rating of A+, and approximately 4% of these securities are deemed sovereign debt with an average credit rating of AAA. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal, Spain or Cyprus.

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

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2013 and 2012 (in millions):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,725	$—	$—	$1,725
Cash equivalents	5,674	492	—	6,166
U.S. government and agency obligations	1,797	1,930	—	3,727
U.S. corporate debt securities	—	2,266	—	2,266
High yield corporate debt securities	—	531	—	531
Municipal obligations	—	863	—	863
Auction rate securities	—	—	60	60
Foreign debt securities	—	2,155	—	2,155
Publicly traded equity securities	95	—	—	95
Total cash and investments	$9,291	$8,237	$60	$17,588
Other items:
Strategic investments held at cost	$—	$—	$379	$379
Investment in joint venture	—	—	35	35
Long-term debt carried at discounted issuance cost	—	(5,419)	—	(5,419)
Foreign exchange derivative assets	—	31	—	31
Foreign exchange derivative liabilities	—	(20)	—	(20)
Commodity derivative assets	—	4	—	4

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$1,454	$—	$—	$1,454
Cash equivalents	2,898	362	—	3,260
U.S. government and agency obligations	1,327	873	—	2,200
U.S. corporate debt securities	—	1,490	—	1,490
High yield corporate debt securities	—	519	—	519
Asset-backed securities	—	2	—	2
Municipal obligations	—	1,035	—	1,035
Auction rate securities	—	—	70	70
Foreign debt securities	—	1,279	—	1,279
Publicly traded equity securities	87	—	—	87
Total cash and investments	$5,766	$5,560	$70	$11,396
Other items:
Strategic investments held at cost	$—	$—	$364	$364
Investment in joint venture	—	—	33	33
Convertible debt carried at discounted issuance cost	—	(2,666)	—	(2,666)
Foreign exchange derivative assets	—	30	—	30
Foreign exchange derivative liabilities	—	(35)	—	(35)
Commodity derivative liabilities	—	(1)	—	(1)
Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but one of our auction rate securities, with a market value of $7 million, has partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.
To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of December 31, 2013, the coupon rates used ranged from 0% to 4% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at as of that date. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both December 31, 2013 and 2012.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the years ended December 31, 2013 and 2012 (table in millions):

	2013	2012
Balance, beginning of the period	$70	$75
Sales	(8)	—
Calls at par value	(1)	(7)
Other-than-temporary impairment loss	(1)	(3)
Decrease in previously recognized unrealized losses included in other comprehensive income	—	5
Balance, end of the period	$60	$70

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
The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the years ended December 31, 2013 and 2012 (table in millions):

	2013	2012
Balance, beginning of the period	$33	$—
Realized gain included in other income (expense), net	2	33
Balance, end of period	$35	$33
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

Investment Losses

Unrealized losses on investments at December 31, 2013 and 2012 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

December 31, 2013	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$1,161	$(3)	$20	$—	$1,181	$(3)
U.S. corporate debt securities	532	(2)	17	—	549	(2)
High yield corporate debt securities	120	(3)	—	—	120	(3)
Municipal obligations	51	—	—	—	51	—
Auction rate securities	—	—	60	(3)	60	(3)
Foreign debt securities	695	(3)	6	—	701	(3)
Publicly traded equity securities	—	—	25	(1)	25	(1)
Total	$2,559	$(11)	$128	$(4)	$2,687	$(15)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2012	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$188	$(1)	$12	$—	$200	$(1)
U.S. corporate debt securities	266	—	—	—	266	—
High yield corporate debt securities	21	—	1	(1)	22	(1)
Municipal obligations	258	—	12	—	270	—
Auction rate securities	—	—	70	(4)	70	(4)
Foreign debt securities	178	—	2	—	180	—
Publicly traded equity securities	1	(1)	—	—	1	(1)
Total	$912	$(2)	$97	$(5)	$1,009	$(7)
For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2013 and 2012, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
In 2012, in connection with our acquisition of XtremIO, a realized gain of $32 million was recorded in other income (expense), net on the consolidated income statements for EMC's gain on the XtremIO strategic investment. In 2011, a realized gain of $56 million was recorded in other income (expense), net on the consolidated income statements for the sale of VMware’s investment in Terremark Worldwide, Inc.
Contractual Maturities
The contractual maturities of fixed income securities held at December 31, 2013 are as follows (table in millions):

	December 31, 2013
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,695	$2,697
Due after 1 year through 5 years	5,855	5,871
Due after 5 years through 10 years	519	531
Due after 10 years	507	503
Total	$9,576	$9,602
Short-term investments on the consolidated balance sheet include $76 million in variable rate notes which have contractual maturities in 2014, and are not classified within investments due within one year above.
G.  Inventories
Inventories consist of (table in millions):

	December 31, 2013	December 31, 2012
Work-in-process	$696	$606
Finished goods	638	595
	$1,334	$1,201
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual amounts due under the leases we retained as of December 31, 2013 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$103
Due within two years	80
Due within three years	68
Thereafter	1
Total	252
Less amounts representing interest	(5)
Present value	247
Current portion (included in accounts and notes receivable)	101
Long-term portion (included in other assets, net)	$146
Subsequent to December 31, 2013, we sold $34 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of December 31, 2013, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the years ended December 31, 2013 and 2012 (table in millions):

	December 31, 2013	December 31, 2012
Balance, beginning of the period	$17	$24
Recoveries	(12)	(15)
Provisions	4	8
Balance, end of the period	$9	$17

Gross lease receivables totaled $252 million and $329 million in 2013 and 2012, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
I.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	December 31, 2013	December 31, 2012
Furniture and fixtures	$229	$197
Equipment and software	5,973	5,345
Buildings and improvements	2,089	1,873
Land	132	121
Building construction in progress	215	197
	8,638	7,733
Accumulated depreciation	(5,160)	(4,588)
	$3,478	$3,145
Depreciation expense was $867 million, $780 million and $728 million in 2013, 2012 and 2011, respectively. Building construction in progress at December 31, 2013 includes $74 million for facilities not yet placed in service that we are holding for future use.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

J.  Joint Ventures
We make investments in joint ventures. For each joint venture investment we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of December 31, 2013, we have contributed $1,132 million in funding and $16 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other income (expense), net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we have recorded net accumulated losses from VCE of $796 million since inception, of which $298 million, $245 million and $209 million were recorded in 2013, 2012 and 2011, respectively.

We recognized $439 million, $286 million and $134 million in revenue from sales of product and services to VCE during the years ended December 31, 2013, 2012 and 2011, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we have a receivable from VCE related to the administrative services agreement of $52 million and $44 million as of December 31, 2013 and 2012, respectively, which is included in other current assets in the consolidated balance sheets.

K.  Accrued Expenses
Accrued expenses consist of (table in millions):

	December 31, 2013	December 31, 2012
Salaries and benefits	$1,078	$1,018
Product warranties	289	278
Dividends payable (see Note O)	205	—
Partner rebates	214	187
Restructuring, current (See Note Q)	84	76
Derivatives	23	40
Other	890	893
	$2,783	$2,492
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the years ended December 31, 2013, 2012 and 2011 (table in millions):

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of the period	$278	$255	$236
Provision	198	182	175
Amounts charged to the accrual	(187)	(159)	(156)
Balance, end of the period	$289	$278	$255
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

L.  Income Taxes
Our provision (benefit) for income taxes consists of (table in millions):

	2013	2012	2011
Federal:
Current	$698	$792	$488
Deferred	(163)	(80)	14
	535	712	502
State:
Current	84	74	70
Deferred	(23)	(12)	(45)
	61	62	25
Foreign:
Current	192	169	101
Deferred	(16)	(25)	12
	176	144	113
Total provision for income taxes	$772	$918	$640

In 2013, 2012 and 2011, we were able to utilize net operating loss carryforwards and tax credit carryforwards to reduce the current portion of our tax provision by $54 million, $59 million and $20 million, respectively.

The effective income tax rate is based upon income for the year, composition of the income in different countries, effect of tax law changes and adjustments, if any, for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	1.6%	1.3%	0.7%
Resolution of uncertain tax positions	(0.9)%	(0.5)%	(1.7)%
Tax rate differential for international jurisdictions and other international related tax items	(15.2)%	(13.6)%	(14.4)%
U.S. tax credits	(3.8)%	(0.2)%	(2.8)%
International reorganization of acquired companies	0.6%	0.3%	—%
Permanent items	2.3%	1.5%	2.5%
Other	0.4%	0.3%	0.4%
	20.0%	24.1%	19.7%

Substantially all the tax rate differential for international jurisdictions was driven by earnings of our Irish subsidiaries.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31,

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2013. Because the extension was enacted after December 31, 2012, our 2012 effective income tax rate did not reflect our 2012 federal tax credit for increasing research activities even though it was reported on our 2012 federal income tax returns. Our 2013 income tax provision included the federal tax credit for increasing research activities for 2012 as well as for 2013, which reduced our 2013 effective income tax rate by 3.5%.

The components of the current and non-current deferred tax assets and liabilities are as follows (table in millions):

	December 31, 2013		December 31, 2012
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accounts and notes receivable	$96	$—	$68	$—
Inventory	73	—	64	—
Accrued expenses	311	—	281	—
Deferred revenue	365	—	281	—
Equity	83	—	98	—
Credit carryforwards	4	—	5	—
Net operating losses	28	—	29	—
Total current	960	—	826	—
Property, plant and equipment, net	—	(291)	—	(286)
Intangible and other assets, net	—	(680)	—	(663)
Equity	139	—	144	—
Deferred revenue	253	—	177	—
Other non-current liabilities	—	(13)	—	(43)
Credit carryforward	280	—	242	—
Net operating losses	78	—	98	—
Other comprehensive loss	109	—	120	—
Total non-current	859	(984)	781	(992)
Gross deferred tax assets and liabilities	1,819	(984)	1,607	(992)
Valuation allowance	(211)	—	(183)	—
Total deferred tax assets and liabilities	$1,608	$(984)	$1,424	$(992)

At December 31, 2013 and 2012, net non-current state and foreign deferred tax assets of $133 million and $116 million, respectively, were included in other non-current assets on the consolidated balance sheets. We made minor revisions of certain amounts related to the classification of 2012 deferred tax balances related to deferred revenues and state tax carryforwards and related valuation allowance to conform to the 2013 presentation.

We have gross federal, state and foreign net operating loss carryforwards of $219 million, $277 million and $45 million, respectively, at December 31, 2013. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these net operating loss carryforwards will begin to expire in 2014 if not utilized, while others have an unlimited carryforward period.

We have federal and state credit carryforwards of $2 million and $283 million, respectively, at December 31, 2013. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these credit carryforwards will begin to expire in 2016 if not utilized, while others have an unlimited carryforward period. The valuation allowance at December 31, 2013 mainly relates to state tax credit carryforwards.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $10.2 billion and $8.1 billion at December 31, 2013 and 2012, respectively, and consisted primarily of undistributed earnings permanently invested in these entities. The change in the basis difference in 2013 was mainly attributable to income earned in the current year. At December 31, 2013, our total cash, cash equivalents, and short-term and long-term

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

investments were $17.6 billion. This balance includes approximately $6.2 billion held by VMware, of which $4.1 billion is held outside of the U.S., and $4.3 billion held by EMC in entities outside of the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2013, 2012 and 2011 was $2.3 billion, $1.9 billion and $1.8 billion, respectively. Income before income taxes from domestic operations for 2013, 2012 and 2011 was $1.6 billion, $1.9 billion and $1.5 billion, respectively.

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the three years ended December 31 (table in millions):

	2013	2012	2011
Unrecognized tax benefits, beginning of year	$270	$197	$230
Tax positions related to current year:
Additions	37	25	42
Reductions	—	(1)	(2)
Tax positions related to prior years:
Additions	10	64	14
Reductions	(33)	(4)	(71)
Settlements	(5)	—	(3)
Lapses in statutes of limitations	(13)	(11)	(13)
Unrecognized tax benefits, end of year	$266	$270	$197
As of December 31, 2013, 2012 and 2011, $261 million, $255 million and $187 million, respectively, of the unrecognized tax benefits, if recognized, would have been recorded as a reduction to income tax expense. The remainder would be an adjustment to shareholders’ equity.
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
The $71 million reduction during 2011 for tax positions related to prior years is principally due to the resolution of certain transfer pricing matters, inclusive of the completion of audits in certain foreign jurisdictions and the completion of the 2007 and 2008 U.S. federal income tax audits.
We recognize interest expense and penalties related to income tax matters in income tax expense. For 2013, 2012 and 2011, $9 million, $4 million and $1 million, respectively, in interest expense was recognized. In addition to the unrecognized tax benefits noted above, the gross balance of the accrued interest and penalties were $42 million, $35 million and $32 million as of December 31, 2013, 2012 and 2011, respectively.

M. Retirement Plan Benefits
401(k) Plan
EMC’s Information Infrastructure business has established a deferred compensation program for certain employees that is qualified under Section 401(k) of the Code. EMC will match pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are subject to a 3 year vesting period. Our contributions amounted to $68 million, $88 million and $73 million in 2013, 2012 and 2011, respectively.

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
Defined Benefit Pension Plan
We have a noncontributory defined benefit pension plan which was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the U.S. In addition, certain of our foreign subsidiaries also have a defined benefit pension plan.

Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. The measurement date for the plans is December 31.
The Data General U.S. pension plan’s (the “Pension Plan”) investment policy provides that no security, except issues of the U.S. Government, shall comprise more than 5% of total plan assets, measured at market. At December 31, 2013, the Pension Plan held $0.4 million of our common stock.
The Pension Plan is summarized in the following tables. The other pension plans are not presented because they do not have a material impact on our consolidated financial position or results of operations.
The components of the change in benefit obligation of the Pension Plan is as follows (table in millions):

	December 31, 2013	December 31, 2012
Benefit obligation, at beginning of year	$539	$483
Interest cost	20	21
Benefits paid	(18)	(17)
Actuarial (gain) loss	(46)	52
Benefit obligation, at end of year	$495	$539
The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plan is as follows (table in millions):

	December 31, 2013	December 31, 2012
Fair value of plan assets, at beginning of year	$431	$397
Actual return on plan assets	35	51
Employer contributions to plan	1	—
Benefits paid	(18)	(17)
Fair value of plan assets, at end of year	$449	$431
We did not make any significant contributions to the Pension Plan in 2013 or 2012 and we do not expect to make a contribution to the Pension Plan in 2014. The under-funded status of the Pension Plan at December 31, 2013 and 2012 was $46 million and $109 million, respectively. This amount is classified as a component of other long-term liabilities on the consolidated balance sheets.

In 2013, $15 million of the accumulated actuarial loss and prior services cost associated with the Pension Plan were reclassified from accumulated comprehensive loss to a component of net periodic benefit cost. Additionally, the Pension Plan had net gains of $53 million included in accumulated other comprehensive income (loss), which was primarily the result of an increase in the discount rate at the end of 2013. We expect that $10 million of the total balance included in accumulated other comprehensive income (loss) at December 31, 2013 will be recognized as a component of net periodic benefit costs in 2014. We do not expect to receive any refunds from the Pension Plan in 2014.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic expense of the Pension Plan are as follows (table in millions):

	2013	2012	2011
Interest cost	$20	$21	$23
Expected return on plan assets	(28)	(26)	(25)
Recognized actuarial loss	15	13	11
Net periodic expense	$7	$8	$9
The weighted-average assumptions used in the Pension Plan to determine benefit obligations at December 31 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Discount rate	4.7%	3.7%	4.6%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the Pension Plan to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Discount rate	3.7%	4.6%	5.4%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A
The benefit payments are expected to be paid in the following years (table in millions):

2014	$23
2015	25
2016	26
2017	28
2018	29
2019-2022	163
Fair Value of Plan Assets
Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2013:
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, by level within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2013 and 2012 (table in millions):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$330	$—	$330
U.S. Treasury securities	2	—	—	2
Corporate debt securities	—	114	—	114
Total	$2	$444	$—	446
Plan payables, net of accrued interest and dividends				3
Total				$449
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$308	$—	$308
U.S. Treasury securities	2	—	—	2
Corporate debt securities	—	120	—	120
Total	$2	$428	$—	430
Plan payables, net of accrued interest and dividends				1
Total				$431

Dividends, accrued interest and net plan payables are not material to the plan assets. Accordingly, we have not classified these into the fair value hierarchy above at December 31, 2013 and 2012.
Concentration of Risks
Pension Plan investments at fair value as of December 31, 2013 and 2012 which represented 5% or more of the Pension Plan’s net assets were as follows (table in millions):

	2013	2012
EB Daily Valued Small Cap Stock Index Fund	$30	$26
EB Daily Valued Stock Index Fund	104	86
EB Daily Valued International Stock Index Fund	30	26
EB Long Term Government Bond Index	40	46
EB Long Term Credit Bond Index	63	68
Corporate Debt Securities	118	124
	$385	$376
Investment Strategy
The Pension Plan’s assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected long-term rate of return on the Pension Plan assets considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. As market conditions permit, we expect to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The continued changes could result in a reduction in the long-term rate of return on the Pension Plan assets and increase future pension expense. The long-term weighted average target asset allocations are as follows:

December 31, 2013
U.S. large capitalization equities	17%
U.S. small capitalization equities	4
International equities	4
U.S. long-duration fixed income	75
High yield fixed income	—
Total	100%
The actual allocation of the assets in the Pension Plan at December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
U.S. large capitalization equities	33%	28%
U.S. small capitalization equities	7	6
International equities	8	8
U.S. long-duration fixed income	49	55
High yield fixed income	3	3
Total	100%	100%
N.  Commitments and Contingencies
Operating Lease Commitments
We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in millions):

	2013	2012	2011
Rent expense	$328	$312	$309
Sublease proceeds	(2)	(4)	(5)
Net rent expense	$326	$308	$304
Our future operating lease commitments as of December 31, 2013 are as follows (table in millions):

2014	$294
2015	235
2016	176
2017	134
2018	94
Thereafter	679
Total minimum lease payments	$1,612

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds range from approximately $1 million to $2 million per year for the next five years with total sublease proceeds of $8 million as of December 31, 2013.
Outstanding Purchase Orders
At December 31, 2013, we had outstanding purchase orders aggregating approximately $2.5 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.
RSA Special Charge
In March 2011, RSA was the target of a sophisticated cyber attack which resulted in information related to RSA’s SecurID products being compromised. In the first quarter of 2011, we incurred and accrued costs associated with investigating the attack, hardening our systems and working with our customers to implement remediation programs. In the second quarter of 2011, we recorded a $66 million charge in cost of sales related to the expansion of the customer remediation programs. We expanded our customer remediation programs in June 2011 to respond to heightened customer concerns resulting from press coverage relating to an unsuccessful cyber attack on one of our defense sector customers, as well as broad media coverage of cyber attacks on other high profile organizations. As of June 30, 2012, we had substantially completed the remediation efforts and concluded that no additional material losses related to the remediation efforts were reasonably possible. Accordingly, we released the residual reserve against cost of sales during the second quarter of 2012.
Guarantees and Indemnification Obligations
EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating $159 million as of December 31, 2013. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.
We enter into agreements in the ordinary course of business with, among others, customers, resellers, joint ventures, original equipment manufacturers ("OEMs"), systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to the loss or processing of data, to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for obligations of affiliated third parties.
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
Based upon our historical experience and information known as of December 31, 2013, we believe our liability on the above guarantees and indemnities at December 31, 2013 is not material.

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
O.  Shareholders’ Equity
Net Income Per Share
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	2013	2012	2011
Numerator:
Net income attributable to EMC Corporation	$2,889	$2,733	$2,461
Incremental dilution from VMware	(8)	(10)	(14)
Net income – dilution attributable to EMC Corporation	$2,881	$2,723	$2,447
Denominator:
Weighted average shares, basic	2,074	2,093	2,056
Weighted average common stock equivalents	28	40	52
Assumed conversion of the 2013 Notes and associated warrants	58	73	121
Weighted average shares, diluted	2,160	2,206	2,229
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes are convertible due to maturity or when the average stock price exceeds the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Half of the associated warrants were exercised during the year ended December 31, 2012. The remaining 108 million warrants become exercisable each day beginning February 18, 2014 over the course of the settlement period through March 17, 2014. These warrants will be settled with shares of our common stock. As such, we include the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the year ended December 31, 2013.
Restricted stock awards, restricted stock units and options to acquire 4 million, 4 million and 13 million shares of our common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchases of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in April 2008 and an additional 250 million shares of our common stock in February 2013. For the year ended December 31, 2013, we spent $3.0 billion to repurchase 122 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 345 million shares at a total cost of $7.4 billion, leaving a remaining balance of 155 million shares authorized for future repurchases. Including the amount spent in 2013, we plan to spend up to $3.5 billion by the end of the second quarter of 2014 and up to $6.0 billion by the end of 2015 on common stock repurchases.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash Dividend on Common Stock
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders. Our Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in each of the second, third and fourth quarters of 2013. During the year ended December 31, 2013, EMC paid cash dividends of $415 million. On January 23, 2014, EMC paid a cash dividend of $202 million to shareholders of record as of the close of business on January 8, 2014, which was declared on December 12, 2013.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of January, 1 2013(a)	$(9)	$64	$(109)	$(153)	$(1)	$(208)
Other comprehensive income (loss) before reclassifications	(44)	(22)	13	43	—	(10)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(11)	(10)	—	—	(21)
Net current period other comprehensive income (loss)	(44)	(33)	3	43	—	(31)
Balance as of December 31, 2013(b)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
__________________

(a)	Net of taxes (benefits) of $37 million for unrealized net gains on investments, $(67) million for unrealized net losses on derivatives and $(87) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

The amounts reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 is as follows (table in millions):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Year Ended, December 31, 2013

Net gain on investments:	$17	Investment income
	(6)	Provision for income tax
Net of tax	$11

Net gain on derivatives:
Foreign exchange contracts	$12	Product sales revenue
Foreign exchange contracts	—	Cost of product sales
Total net gain on derivatives before tax	12
	(2)	Provision for income tax
Net of tax	$10
EMC Preferred Stock
Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

P. Stock-Based Compensation
EMC Equity Plans
The EMC Corporation Amended and Restated 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than two years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum two-year vesting requirement. The 2003 Plan allows us to grant up to 420 million shares of common stock. We recognize restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.
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
A total of 982 million shares of common stock have been reserved for issuance under the above five plans. At December 31, 2013, there were an aggregate of 78 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.
We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.
EMC Employee Stock Purchase Plan
Under our Amended and Restated 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at 85% of the fair market value at the time of exercise. During the years ended December 31, 2012 and 2011, options to purchase shares were granted twice yearly, on January 1 and July 1, and were exercisable on the succeeding June 30 or December 31. During 2013, we amended the 1989 Plan to adjust the grant and exercise dates and extended the exercise date of December 31, 2013 to January 31, 2014. A total of 183 million shares of common stock have been reserved for issuance under the 1989 Plan. The following table summarizes the 1989 Plan activity in the years ended December 31, 2013, 2012 and 2011 (table in millions, except per share amounts):

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash proceeds	$82	$154	$141
Common shares purchased	4	7	7
Weighted-average price per share	$20.08	$21.65	$20.44

As of December 31, 2013, $93 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase that occurred in January 2014.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC Stock Options
The following table summarizes our option activity under all equity plans since January 1, 2011 (shares in millions):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2011	172	$15.23
Options granted relating to business acquisitions	1	3.24
Granted	2	25.31
Forfeited	(4)	13.00
Expired	(14)	40.05
Exercised	(45)	11.91
Outstanding, December 31, 2011	112	13.69
Options granted relating to business acquisitions	2	1.54
Granted	1	26.80
Forfeited	(2)	13.75
Expired	(1)	14.19
Exercised	(35)	11.65
Outstanding, December 31, 2012	77	14.39
Options granted relating to business acquisitions	1	3.29
Granted	—	—
Forfeited	(1)	13.36
Expired	—	—
Exercised	(20)	13.10
Outstanding, December 31, 2013	57	14.56
Exercisable, December 31, 2013	50	14.58
Vested and expected to vest, December 31, 2013	57	$14.59
At December 31, 2013, the weighted-average remaining contractual term was 3.5 years and the aggregate intrinsic value was $533 million for the 50 million exercisable shares. For the 57 million shares vested and expected to vest at December 31, 2013, the weighted-average remaining contractual term was 3.9 years and the aggregate intrinsic value was $604 million. The intrinsic value is based on our closing stock price of $25.15 as of December 31, 2013, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2013, 2012 and 2011 were $240 million, $518 million and $619 million, respectively. Cash proceeds from the exercise of stock options were $260 million, $407 million and $532 million in 2013, 2012 and 2011, respectively. Income tax benefits realized from the exercise of stock options in 2013, 2012 and 2011 were $45 million, $97 million and $127 million, respectively.

EMC Restricted Stock and Restricted Stock Units
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our restricted stock and restricted stock unit activity since January 1, 2011 (shares in millions):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2011	44	$17.20
Granted	21	25.12
Vested	(15)	16.44
Forfeited	(4)	20.56
Outstanding, December 31, 2011	46	21.10
Granted	21	26.57
Vested	(16)	18.92
Forfeited	(4)	23.09
Outstanding, December 31, 2012	47	24.39
Granted	20	25.55
Vested	(15)	22.61
Forfeited	(4)	24.80
Restricted stock and restricted stock units at December 31, 2013	48	$25.43
The total intrinsic values of restricted stock and restricted stock units that vested in 2013, 2012 and 2011 were $404 million, $421 million and $371 million, respectively. As of December 31, 2013, restricted stock and restricted stock units representing 48 million shares were outstanding and unvested, with an aggregate intrinsic value of $1,203 million. These shares and units are scheduled to vest through 2018. Of the total shares of restricted stock and restricted stock units outstanding, 43 million shares and units will vest upon fulfilling service conditions, of which vesting for 9 million shares and units will accelerate upon achieving performance conditions. The remaining 5 million shares and units will vest only if certain performance conditions are achieved.
VMware Equity Plans
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20 million shares for total shares available for issuance of 100 million. In May 2013, VMware further amended the 2007 Plan to increase the number of shares available for issuance by 13 million shares. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 2 million shares, which accordingly have been added to the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years and expire between six and seven years from the date of grant. Most restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2013, there were an aggregate of 11 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.
VMware Stock Repurchase Programs
The following table summarizes stock repurchase authorizations in the years ended December 31, 2013, 2012 and 2011 (amounts in table in millions):

Month Authorized	Amount Authorized	Expiration Date
August 2013	700	End of 2015
November 2012	250	End of 2014
February 2012	600	End of 2013
February 2011	550	End of 2012
March 2010	400	End of 2011
Purchases under the November 2012 authorization were completed in the fourth quarter of 2013. Purchases under the February 2012 authorization were completed in the second quarter of 2013. Purchases under the February 2011 authorization were completed

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the second quarter of 2012. From time to time, future stock repurchases may be made pursuant to the August 2013 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements.
VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase activity in the years ended December 31, 2013, 2012 and 2011 (table in millions, except per share amounts):

	For the Year Ended December 31,
	2013	2012	2011
Aggregate purchase price	$508	$468	$526
Class A common shares repurchased	7	5	6
Weighted-average price per share	$76.58	$91.10	$88.37
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of December 31, 2013, the cumulative authorized amount remaining for repurchase was $660 million.
VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. In May 2013, VMware amended its ESPP to increase the number of shares available for issuance by 8 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2013, 7 million shares of VMware Class A common stock were available for issuance pursuant to future grants under the ESPP.
The following table summarizes ESPP activity in the years ended December 31, 2013, 2012 and 2011 (table in millions, except per share amounts):

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash proceeds	$76	$69	$57
Class A common shares purchased	1	1	1
Weighted-average price per share	$65.97	$77.34	$69.81
As of December 31, 2013, $36 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase that occurred in January 2014.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Stock Options
The following table summarizes activity since January 1, 2011 for VMware employees in VMware stock options (shares in millions):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2011	27	$33.54
Forfeited	(1)	40.98
Exercised	(10)	28.64
Outstanding, December 31, 2011	16	35.27
Granted	1	4.67
Forfeited	(1)	42.07
Exercised	(6)	30.44
Outstanding, December 31, 2012	10	34.36
Granted	1	71.53
Exercised	(5)	28.12
Outstanding, December 31, 2013	6	44.12
Exercisable, December 31, 2013	4	36.45
Vested and expected to vest	6	$42.84

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.

As of December 31, 2013, for the VMware stock options, the weighted-average remaining contractual term was 1.8 years and the aggregate intrinsic value was $209 million for the 4 million exercisable shares. For the 6 million options vested and expected to vest at December 31, 2013, the weighted-average remaining contractual term was 3.2 years and the aggregate intrinsic value was $261 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $89.71 as of December 31, 2013, which would have been received by the option holders had all in-the-money options been exercised as of that date. The options exercised in 2013, 2012 and 2011 had a pre-tax intrinsic value of $256 million, $443 million and $648 million, respectively.
VMware Restricted Stock
The following table summarizes restricted stock activity since January 1, 2011 (units in millions):

	Number of Units	Weighted Average Grant Date Fair Value (per unit)
Restricted stock at January 1, 2011	10	$54.17
Granted	5	91.51
Vested	(4)	48.47
Forfeited	(1)	64.70
Outstanding, December 31, 2011	10	72.74
Granted	8	101.73
Vested	(4)	69.01
Forfeited	(2)	81.53
Outstanding, December 31, 2012	12	91.93
Granted	7	76.20
Vested	(4)	83.21
Forfeited	(2)	90.55
Outstanding, December 31, 2013	13	$85.85

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, restricted stock representing 13 million shares of VMware's Class A common stock were outstanding, with an aggregate intrinsic value of $1,153 million based on VMware’s closing price as of December 31, 2013.

Stock-Based Compensation Expense
The following tables summarize the components of total stock-based compensation expense included in our consolidated income statements in 2013, 2012 and 2011 (in millions):

	Year Ended December 31, 2013
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$19	$29	$48
Cost of services	15	61	76
Research and development	75	282	357
Selling, general and administrative	82	372	454
Stock-based compensation expense before income taxes	191	744	935
Income tax benefit	56	170	226
Total stock-based compensation, net of tax	$135	$574	$709
	Year Ended December 31, 2012
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$22	$30	$52
Cost of services	21	53	74
Research and development	88	236	324
Selling, general and administrative	131	339	470
Stock-based compensation expense before income taxes	262	658	920
Income tax benefit	68	162	230
Total stock-based compensation, net of tax	$194	$496	$690
	Year Ended December 31, 2011
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$30	$31	$61
Cost of services	25	38	63
Research and development	106	193	299
Selling, general and administrative	165	248	413
Stock-based compensation expense before income taxes	326	510	836
Income tax benefit	73	120	193
Total stock-based compensation, net of tax	$253	$390	$643
Stock-based compensation expense includes $54 million, $52 million and $44 million of expense associated with our employee stock purchase plans for 2013, 2012 and 2011, respectively.
The table below presents the net change in amounts capitalized or accrued in 2013 and 2012 for the following items (in millions):

	Increased (decreased) during the year ended December 31, 2013	Increased (decreased) during the year ended December 31, 2012
Accrued expenses (accrued warranty expenses)	$(1)	$(2)
Other assets	2	8

As of December 31, 2013, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $1,379 million. This non-cash expense will be recognized through 2018 with a weighted-average remaining period of 1.5 years.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of EMC Stock Options
The fair value of each option granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2013	2012	2011
Dividend yield	N/A	None	None
Expected volatility	N/A	34.3%	33.3%
Risk-free interest rate	N/A	0.8%	1.6%
Expected term (in years)	N/A	5.2	4.9
Weighted-average fair value at grant date	N/A	$8.56	$8.00
Apart from options issued through business acquisitions which are discussed in Note C, there were no stock options granted during the year ended December 31, 2013. For all stock options granted in 2012 and 2011, volatility was based on an analysis of historical stock prices and implied volatilities from traded options in our stock. We use EMC historical data to estimate the expected term of options granted within the valuation model. For 2012 and 2011, EMC’s expected dividend yield input was zero as it had not historically paid cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	38.5%	35.8%	37.7%
Risk-free interest rate	0.9%	0.3%	1.0%
Expected term (in years)	3.6	2.7	3.0
Weighted-average fair value at grant date	$29.47	$80.45	$88.40
	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	32.9%	37.8%	34.9%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$20.45	$23.36	$23.69

The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For all stock options granted in 2013, 2012 and 2011, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. For all periods presented, VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Q.  Restructuring and Acquisition-Related Charges
In 2013, 2012 and 2011, we incurred restructuring and acquisition-related charges of $224 million, $110 million and $97 million, respectively. In 2013, EMC incurred $139 million of restructuring charges, primarily related to our current year restructuring programs and $8 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2012, EMC incurred $101 million of net restructuring charges, comprising of $109 million related to our 2012 restructuring programs and an adjustment of $8 million related to other programs. In addition, we incurred $9 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2011, EMC incurred $86 million of restructuring charges, of which $63 million primarily related to our 2011 restructuring program, and $11 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2013, VMware incurred $54 million of restructuring charges related to workforce reductions as part of its current year restructuring program and $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In addition, VMware incurred $18 million of impairment charges related to its business realignment in 2013. VMware had no such charges in 2012 or 2011.
During 2013, 2012 and 2011, EMC implemented restructuring programs to create further operational efficiencies which will result or have resulted in workforce reductions of approximately 1,917, 1,163 and 787 positions, respectively. The actions impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions are expected to be completed or were completed within a year of the start of each program.
During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions are expected to be completed within a year of the start of the program.
During 2013, 2012 and 2011, we recognized $18 million, $21 million and $26 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2015. The remaining cash portion owed for these programs in 2014 is approximately $9 million, plus an additional $5 million over the period from 2015 and beyond.
In January 2014, EMC announced a restructuring plan which consists of a reduction in force impacting our Information Storage, RSA Information Security and Information Intelligence Group segments which will be substantially completed by the end of the first quarter of 2014 and fully completed by the end of 2014. The total charge resulting from this plan is expected to be approximately $100 million to $120 million, with total cash payments associated with the plan expected to be in the range of $95 million to $114 million.

The activity for the restructuring programs is presented below (tables in millions):
Twelve Months Ended, December 31, 2013:

2013 EMC Program
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of December 31, 2013
Workforce reductions	$—	$130	$(82)	$48
Consolidation of excess facilities and other contractual obligations	—	7	(6)	1
Total	$—	$137	$(88)	$49

2013 VMware Program
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of December 31, 2013
Workforce reductions	$—	$54	$(54)	$—
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$54	$(54)	$—

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other EMC Programs
Category	Balance as of December 31, 2012	Adjustments to the Provision	Utilization	Balance as of December 31, 2013
Workforce reductions	$63	$(9)	$(36)	$18
Consolidation of excess facilities and other contractual obligations	28	11	(16)	23
Total	$91	$2	$(52)	$41

Twelve Months Ended, December 31, 2012:

Category	Balance as of December 31, 2011	2012 Charges	Utilization	Balance as of December 31, 2012
Workforce reductions	$50	$80	$(67)	$63
Consolidation of excess facilities and other contractual obligations	30	21	(23)	28
Total	$80	$101	$(90)	$91

Twelve Months Ended, December 31, 2011:

Category	Balance as of December 31, 2010	2011 Charges	Utilization	Balance as of December 31, 2011
Workforce reductions	$54	$60	$(64)	$50
Consolidation of excess facilities and other contractual obligations	28	26	(24)	30
Total	$82	$86	$(88)	$80
In connection with VMware's business realignment plan, during the year ended December 31, 2013, VMware recognized cumulative pre-tax gains of $44 million relating to the disposition of certain lines of business that were no longer aligned with VMware's core business priorities. These cumulative pre-tax gains included a pre-tax gain of $12 million from the sale of certain assets relating to a previous acquisition, Zimbra, in exchange for cash and equity. The gains recognized in connection with these dispositions were recorded to other income (expense), net on the consolidated income statements for the year ended December 31, 2013.
R. Related Party Transactions
In 2013, 2012 and 2011, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $5 million in each year. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999 and renewed in 2003 for a ten-year term. We are currently in the process of vacating the facility and do not intend to renew the lease upon its expiration in September 2014.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

S.  Segment Information
We manage the Company as three federated businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security while VMware Virtual Infrastructure and Pivotal operate as single segments.
During the second quarter of 2013, EMC and VMware formed Pivotal to build a new platform comprising next-generation data fabrics, application fabrics and a cloud-independent platform-as-a-service ("PaaS"). EMC contributed substantially all assets and liabilities, including intellectual property and employees, related to its Greenplum and Pivotal Labs businesses. VMware contributed substantially all assets and liabilities, including intellectual property and employees, related to certain of its Cloud Application Platform products and services, including Cloud Foundry, Spring, Cetas, GemFire and other products from the VMware vFabric Suite. These contributions were recorded at the April 1, 2013 carrying value as this was a transaction with entities under common control.
On May 8, 2013, GE purchased 10% of Pivotal's outstanding equity for approximately $105 million. At December 31, 2013, EMC consolidated held approximately 84% of the economic interest in Pivotal.  GE's interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the years ended 2013, 2012 and 2011 are as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
2013
Revenues:
Product revenues	$10,694	$180	$453	$11,327	$110	$11,437
Services revenues	5,438	467	534	6,439	199	6,638
Total consolidated revenues	16,132	647	987	17,766	309	18,075

Gross profit	$9,082	$419	$655	$10,156	$118	$10,274
Gross profit percentage	56.3%	64.8%	66.4%	57.2%	38.0%	56.8%

Research and development				1,453	117	1,570
Selling, general and administrative				4,567	165	4,732
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				6,020	282	6,302

Operating income (loss)				$4,136	$(164)	$3,972

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2013
Revenues:
Product revenues	$11,437	$2,253	$—	$13,690
Services revenues	6,638	2,894	—	9,532
Total consolidated revenues	18,075	5,147	—	23,222

Gross profit	$10,274	$4,589	$(390)	$14,473
Gross profit percentage	56.8%	89.2%	—	62.3%

Research and development	1,570	826	365	2,761
Selling, general and administrative	4,732	2,003	603	7,338
Restructuring and acquisition-related charges	—	—	224	224
Total costs and expenses	6,302	2,829	1,192	10,323

Operating income	3,972	1,760	(1,582)	4,150

Non-operating income (expense)	(336)	22	29	(285)
Income tax provision	911	317	(456)	772
Net income	2,725	1,465	(1,097)	3,093
Net income attributable to the non-controlling interest in VMware, Inc.	—	(297)	93	(204)
Net income attributable to EMC Corporation	$2,725	$1,168	$(1,004)	$2,889

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
2012
Revenues:
Product revenues	$10,283	$200	$414	$10,897	$106	$11,003
Services revenues	5,157	440	475	6,072	164	6,236
Total consolidated revenues	15,440	640	889	16,969	270	17,239

Gross profit	$8,860	$432	$604	$9,896	$153	$10,049
Gross profit percentage	57.4%	67.5%	68.0%	58.3%	56.7%	58.3%

Research and development				1,402	124	1,526
Selling, general and administrative				4,484	155	4,639
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				5,886	279	6,165

Operating income (loss)				$4,010	$(126)	$3,884

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2012
Revenues:
Product revenues	$11,003	$2,058	$—	$13,061
Services revenues	6,236	2,417	—	8,653
Total consolidated revenues	17,239	4,475	—	21,714

Gross profit	$10,049	$3,976	$(387)	$13,638
Gross profit percentage	58.3%	88.9%	—	62.8%

Research and development	1,526	700	334	2,560
Selling, general and administrative	4,639	1,739	626	7,004
Restructuring and acquisition-related charges	—	—	110	110
Total costs and expenses	6,165	2,439	1,070	9,674

Operating income	3,884	1,537	(1,457)	3,964

Non-operating income (expense)	(177)	27	(10)	(160)
Income tax provision	968	271	(321)	918
Net income	2,739	1,293	(1,146)	2,886
Net income attributable to the non-controlling interest in VMware, Inc.	—	(255)	102	(153)
Net income attributable to EMC Corporation	$2,739	$1,038	$(1,044)	$2,733

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
2011
Revenues:
Product revenues	$10,042	$209	$441	$10,692	$76	$10,768
Services revenues	4,642	452	387	5,481	54	5,535
Total consolidated revenues	14,684	661	828	16,173	130	16,303

Gross profit	$8,291	$425	$470	$9,186	$76	$9,262
Gross profit percentage	56.5%	64.2%	56.8%	56.8%	58.6%	56.8%

Research and development				1,216	70	1,286
Selling, general and administrative				4,348	120	4,468
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				5,564	190	5,754

Operating income (loss)				$3,622	$(114)	$3,508

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2011
Revenues:
Product revenues	$10,768	$1,823	$—	$12,591
Services revenues	5,535	1,882	—	7,417
Total consolidated revenues	16,303	3,705	—	20,008

Gross profit	$9,262	$3,189	$(282)	$12,169
Gross profit percentage	56.8%	86.1%	—	60.8%

Research and development	1,286	550	315	2,151
Selling, general and administrative	4,468	1,430	581	6,479
Restructuring and acquisition-related charges	—	—	97	97
Total costs and expenses	5,754	1,980	993	8,727

Operating income	3,508	1,209	(1,275)	3,442

Non-operating income (expense)	(252)	7	52	(193)
Income tax provision	805	134	(299)	640
Net income	2,451	1,082	(924)	2,609
Net income attributable to the non-controlling interest in VMware, Inc.	—	(209)	61	(148)
Net income attributable to EMC Corporation	$2,451	$873	$(863)	$2,461

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	2013	2012	2011
United States	$12,230	$11,510	$10,550
Europe, Middle East and Africa	6,355	5,908	5,668
Asia Pacific and Japan	3,193	3,017	2,639
Latin America, Mexico and Canada	1,444	1,279	1,151
Total	$23,222	$21,714	$20,008
No country other than the United States accounted for 10% or more of revenues in 2013, 2012 or 2011.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,433 million at December 31, 2013 and $3,994 million at December 31, 2012. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $877 million at December 31, 2013 and $698 million at December 31, 2012. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at December 31, 2013 or 2012.
T. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2013 and 2012 is as follows (tables in millions, except per share amounts):

2013	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Revenues	$5,387	$5,614	$5,539	$6,682
Gross profit	3,298	3,509	3,442	4,224
Net income attributable to EMC Corporation	580	701	586	1,022
Net income per weighted average share, diluted: common shareholders	$0.26	$0.32	$0.27	$0.48

2012	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Revenues	$5,094	$5,311	$5,278	$6,030
Gross profit	3,113	3,347	3,288	3,890
Net income attributable to EMC Corporation	587	650	626	870
Net income per weighted average share, diluted: common shareholders	$0.27	$0.29	$0.28	$0.39
The first quarter of 2013 includes the benefit of the R&D tax credit for 2012 of $60 million, or $0.03 per diluted share. The second and third quarters of 2013 each include net gains on VMware's disposition of certain lines of business of $10 million and $11 million or $0.01 and $0.01 per diluted share, respectively. The third and fourth quarters of 2013 also include special tax items related to our tax-related reorganizations of $23 million or $0.01 per diluted share and a tax benefit of $4 million or $0.00 per diluted share, respectively.
The second quarter of 2012 includes a benefit related to the release of the residual reserve for expansion of customer remediation programs resulting from a cyber attack on RSA of $18 million or $0.01 per diluted share, after tax. In addition, the second quarter of 2012 includes an after-tax charge related to a loss on interest rate swaps of $24 million or $0.01 per diluted share as well as an after-tax realized gain related to the gain on our XtremIO strategic investment of $32 million or $0.01 per diluted share in connection with our acquisition of XtremIO. The fourth quarter of 2012 includes special tax items related to our tax-related reorganizations of $11 million or $0.01 per diluted share.
U. Subsequent Events

2014 Acquisition

On February 24, 2014, VMware acquired A.W.S. Holding, LLC, the sole member and equity holder of AirWatch LLC ("AirWatch"). AirWatch is a leader in enterprise mobile management and security solutions. This acquisition expands VMware's portfolio of mobile solutions.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated consideration includes approximately $1,181 million in cash and approximately $364 million of installment payments and assumed unvested equity.

Restructuring
In January 2014, EMC announced a restructuring plan which consists of a reduction in force impacting our Information Storage, RSA Information Security and Information Intelligence Group segments which will be substantially completed by the end of the first quarter of 2014 and fully completed by the end of 2014. The total charge resulting from this plan is expected to be approximately $100 million to $120 million, with total cash payments associated with the plan expected to be in the range of $95 million to $114 million.

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
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting on page 51 is incorporated herein by reference.
Report of the Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on page 52 is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III
STOCK PRICE PERFORMANCE GRAPH

	2008	2009	2010	2011	2012	2013
EMC	$100.00	$166.86	$218.72	$205.73	$241.64	$240.21
S&P 500 Index	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
S&P 500 Information Technology Sector Index	$100.00	$159.92	$174.52	$176.84	$200.09	$252.57
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
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file with the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2013. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Proposal 1 Election of Directors,” “Board Committees,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding EMC's equity compensation plans as of December 31, 2013 (table in millions, except per share amounts).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1] (a)	Weighted-average exercise price per share of outstanding options, warrants and rights[1] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	51	$15.76	111[2]
Equity compensation plans not approved by security holders	—	—	—
Total	51	$15.76	111
__________________________

1
Does not include an aggregate of 6 million shares of common stock to be issued (subject to vesting) upon the exercise of outstanding options, with a weighted-average exercise price of $4.80 per share, assumed by EMC in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

2	Includes 34 million shares of common stock available for future issuance under our Amended and Restated 1989 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Board Committees,” “Review and Approval of Transactions with Related Persons” and “Certain Transactions” and included in Note R to the consolidated financial statements.

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

See Index to Exhibits on page 113 of this report.
The exhibits are filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2014.

EMC CORPORATION

By:	/s/ Joseph M. Tucci
Joseph M. Tucci
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 25, 2014.

Signatures	Title

/s/ Joseph M. Tucci	Chairman and Chief Executive Officer
Joseph M. Tucci	(Principal Executive Officer)

/s/ David I. Goulden	Chief Executive Officer, EMC Information Infrastructure and Chief Financial Officer
David I. Goulden	(Principal Financial Officer)

/s/ Denis Cashman	Chief Financial Officer, EMC Information Infrastructure and Chief Accounting Officer
Denis Cashman	(Principal Accounting Officer)

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Randolph L. Cowen	Director
Randolph L. Cowen

/s/ Gail Deegan	Director
Gail Deegan

/s/ James S. DiStasio	Director
James S. DiStasio

/s/ John R. Egan	Director
John R. Egan

/s/ William D. Green	Director
William D. Green

/s/ Edmund F. Kelly	Director
Edmund F. Kelly

/s/ Judith A. Miscik	Director
Judith A. Miscik

/s/ Windle B. Priem	Director
Windle B. Priem

/s/ Paul Sagan	Director
Paul Sagan

/s/ David N. Strohm	Director
David N. Strohm

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation.(1)
3.2	Amended and Restated Bylaws of EMC Corporation.(1)
4.1	Form of Stock Certificate.(3)
4.2	Indenture with Wells Fargo Bank, N.A., as trustee, dated as of November 17, 2006.(14)
4.3	Registration Rights Agreement with Goldman, Sachs & Co., Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of November 17, 2006.(14)
4.4
Underwriting Agreement, dated as of June 3, 2013, by and among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein.(13)

4.5	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.(13)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended.(4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended.(5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended.(4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010.(12)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of May 1, 2013.(11)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of January 1, 2011.(18)
10.7*	EMC Corporation Executive Incentive Bonus Plan.(6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers.(19)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement.(3)
10.10*	Form of Restricted Stock Agreement under the EMC Corporation 2003 Stock Plan.(7)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement.(3)
10.12*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Restricted Stock Unit Agreement.(3)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement.(3)
10.14*	Form of Indemnification Agreement. (filed herewith)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013.(11)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007.(8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008.(2)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009.(9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009.(10)
10.20*	Amendment No. 4 to Employment Arrangement with Joseph M. Tucci dated January 20, 2012.(15)
10.21*	Amendment No. 5 to Employment Arrangement with Joseph M. Tucci dated September 5, 2012.(16)
10.22*	Letter Agreement with William F. Scannell dated July 16, 2012.(17)
10.23	Second Amended and Restated Stock Option Plan for Xtreme Labs Inc. (filed herewith)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
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

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 3, 2013 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(7)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 3, 2004 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).

(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).

(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).

(11)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 21, 2013 (No. 1-9853).

(12)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 7, 2010 (No. 1-9853).

(13)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed June 6, 2013 (No. 1-9853).

(14)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 17, 2006 (No. 1-9853).

(15)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 24, 2012 (No. 1-9853).

(16)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed September 6, 2012 (No. 1-9853).

(17)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 2, 2012 (No. 1-9853).

(18)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 24, 2012 (No. 1-9853).

(19)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2013 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Bad Debts Write-Offs	Balance at End of Period
Description
Year ended December 31, 2013 allowance for doubtful accounts	$72	$(1)	$(6)	$65
Year ended December 31, 2012 allowance for doubtful accounts	65	39	(32)	72
Year ended December 31, 2011 allowance for doubtful accounts	61	20	(16)	65
Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2013 allowance for sales returns	$86	$55	$(65)	$76
Year ended December 31, 2012 allowance for sales returns	133	17	(64)	86
Year ended December 31, 2011 allowance for sales returns	158	19	(44)	133

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Description
Year ended December 31, 2013 income tax valuation allowance	$183	$32	$(4)	$211
Year ended December 31, 2012 income tax valuation allowance	151	33	(1)	183
Year ended December 31, 2011 income tax valuation allowance	126	25	—	151

S-1