Form 10-Q
period 2014-03-31
EMC CORP
filed 2014-05-01
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2014 was 2,047,299,647.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,291	$7,891
Short-term investments	1,964	2,773
Accounts and notes receivable, less allowance for doubtful accounts of $62 and $62	2,981	3,861
Inventories	1,421	1,334
Deferred income taxes	941	912
Other current assets	597	507
Total current assets	14,195	17,278
Long-term investments	7,006	6,924
Property, plant and equipment, net	3,568	3,478
Intangible assets, net	1,941	1,780
Goodwill	15,301	14,424
Other assets, net	2,036	1,965
Total assets	$44,047	$45,849
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,070	$1,434
Accrued expenses	2,668	2,783
Notes converted and payable (See Note 4)	—	1,665
Income taxes payable	71	639
Deferred revenue	5,556	5,278
Total current liabilities	9,365	11,799
Income taxes payable	285	296
Deferred revenue	4,116	3,701
Deferred income taxes	428	421
Long-term debt (See Note 4)	5,494	5,494
Other liabilities	364	352
Total liabilities	20,052	22,063
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 2,047 and 2,020 shares	20	20
Additional paid-in capital	1,363	1,406
Retained earnings	21,297	21,114
Accumulated other comprehensive loss, net	(228)	(239)
Total EMC Corporation’s shareholders’ equity	22,452	22,301
Non-controlling interests	1,543	1,485
Total shareholders’ equity	23,995	23,786
Total liabilities and shareholders’ equity	$44,047	$45,849
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Product sales	$3,008	$3,112
Services	2,471	2,275
	5,479	5,387
Costs and expenses:
Cost of product sales	1,296	1,356
Cost of services	836	733
Research and development	731	676
Selling, general and administrative	1,852	1,713
Restructuring and acquisition-related charges	119	148
Operating income	645	761
Non-operating income (expense):
Investment income	36	33
Interest expense	(34)	(21)
Other expense, net	(76)	(82)
Total non-operating income (expense)	(74)	(70)
Income before provision for income taxes	571	691
Income tax provision	139	76
Net income	432	615
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(40)	(35)
Net income attributable to EMC Corporation	$392	$580

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.19	$0.28
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.19	$0.26

Weighted average shares, basic	2,029	2,102
Weighted average shares, diluted	2,076	2,189

Cash dividends declared per common share	$0.10	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$432	$615
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(4)	(31)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $14 and $1	24	1
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(3) and $(2)	(5)	(4)
Net change in market value of investments	19	(3)
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $(1) and $1	(1)	6
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $0 and $(1)	(2)	(5)
Net change in the market value of derivatives	(3)	1
Other comprehensive income (loss)	12	(33)
Comprehensive income	444	582
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(40)	(35)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	(1)	—
Comprehensive income attributable to EMC Corporation	$403	$547
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Cash received from customers	$6,965	$6,616
Cash paid to suppliers and employees	(4,962)	(4,405)
Dividends and interest received	55	39
Interest paid	—	(1)
Income taxes paid	(720)	(536)
Net cash provided by operating activities	1,338	1,713
Cash flows from investing activities:
Additions to property, plant and equipment	(275)	(165)
Capitalized software development costs	(117)	(106)
Purchases of short- and long-term available-for-sale securities	(2,931)	(1,819)
Sales of short- and long-term available-for-sale securities	2,362	1,414
Maturities of short- and long-term available-for-sale securities	1,307	387
Business acquisitions, net of cash acquired	(1,068)	(184)
Purchases of strategic and other related investments	(22)	(35)
Joint venture funding	—	(95)
Increase in restricted cash	(76)	—
Net cash used in investing activities	(820)	(603)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	194	42
Proceeds from the issuance of VMware’s common stock	88	68
EMC repurchase of EMC’s common stock	(390)	(323)
EMC purchase of VMware’s common stock	—	(125)
VMware repurchase of VMware’s common stock	(169)	(182)
Excess tax benefits from stock-based compensation	29	33
Payment of long-term and short-term obligations	(1,665)	(5)
Dividend payment	(202)	—
Net cash used in financing activities	(2,115)	(492)
Effect of exchange rate changes on cash and cash equivalents	(3)	(28)
Net increase (decrease) in cash and cash equivalents	(1,600)	590
Cash and cash equivalents at beginning of period	7,891	4,714
Cash and cash equivalents at end of period	$6,291	$5,304
Reconciliation of net income to net cash provided by operating activities:
Net income	$432	$615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	391
Non-cash interest expense on debt	—	12
Non-cash restructuring and other special charges	5	7
Stock-based compensation expense	239	236
Provision for (recovery of) doubtful accounts	4	(8)
Deferred income taxes, net	(47)	(62)
Excess tax benefits from stock-based compensation	(29)	(33)
Other, net	17	6
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	910	654
Inventories	(139)	(46)
Other assets	(13)	53
Accounts payable	(369)	(110)
Accrued expenses	(236)	(194)
Income taxes payable	(535)	(393)
Deferred revenue	650	582
Other liabilities	7	3
Net cash provided by operating activities	$1,338	$1,713
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the three months ended March 31, 2014:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2014	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786
Stock issued through stock option and stock purchase plans	13	—	194	—	—	—	194
Tax benefit from stock options exercised	—	—	44	—	—	—	44
Restricted stock grants, cancellations and withholdings, net	1	—	(20)	—	—	—	(20)
Repurchase of common stock	(16)	—	(405)	—	—	—	(405)
Stock options issued in business acquisitions	—	—	24	—	—	—	24
Stock-based compensation	—	—	244	—	—	—	244
Cash dividends declared	—	—	—	(209)	—	—	(209)
Impact from equity transactions of non-controlling interests	—	—	(124)	—	—	17	(107)
Change in market value of investments	—	—	—	—	18	1	19
Change in market value of derivatives	—	—	—	—	(3)	—	(3)
Translation adjustment	—	—	—	—	(4)	—	(4)
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	392	—	40	432
Balance, March 31, 2014	2,047	$20	$1,363	$21,297	$(228)	$1,543	$23,995

For the three months ended March 31, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,107	$21	$3,691	$18,853	$(208)	$1,167	$23,524
Stock issued through stock option and stock purchase plans	3	—	42	—	—	—	42
Tax benefit from stock options exercised	—	—	45	—	—	—	45
Restricted stock grants, cancellations and withholdings, net	3	—	(39)	—	—	—	(39)
Repurchase of common stock	(12)	—	(308)	—	—	—	(308)
EMC purchase of VMware stock	—	—	(95)	—	—	(20)	(115)
Stock-based compensation	—	—	228	—	—	—	228
Impact from equity transactions of non-controlling interests	—	—	(132)	—	—	(4)	(136)
Change in market value of investments	—	—	—	—	(3)	—	(3)
Change in market value of derivatives	—	—	—	—	1	—	1
Translation adjustment	—	—	—	—	(31)	—	(31)
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	16	—	—	—	16
Net income	—	—	—	580	—	35	615
Balance, March 31, 2013	2,101	$21	$3,448	$19,433	$(241)	$1,178	$23,839

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
EMC’s Information Infrastructure business provides a foundation for organizations to store, manage, protect, analyze and secure ever-increasing quantities of information, while at the same time improving business agility, lowering cost, and enhancing competitive advantage. These benefits are primarily achieved though virtualization. EMC’s Information Infrastructure business comprises three segments – Information Storage, RSA Information Security and Information Intelligence Group.
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
General
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. These consolidated financial statements include the accounts of EMC, its wholly owned subsidiaries, as well as VMware and Pivotal, companies majority-owned by EMC. All intercompany transactions have been eliminated.
Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2014 and 2013.
Net Income Per Share
Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, the shares issuable under our $1.725 billion 1.75% convertible senior notes due 2013 (the "2013 Notes") and the associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation. During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The acquisition of these businesses was accounted for as a business combination between entities under common control. We reflected the impact of the transaction on our segment for the first quarter of 2014 and included the financial results of the acquired businesses in the Information Storage segment and excluded these from the Pivotal segment. We recast the segment disclosures for the prior financial reporting period to present the impact of the transaction. None of the segment reclassifications

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

impact EMC's previously reported consolidated financial statements. See Note 15 for further discussion of the segment reclassifications.
Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity which clarifies the scope of what should be reported as discontinued operations and expands required disclosures. This new guidance is effective for the periods beginning after December 15, 2014. We do not expect that the adoption of this new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The prospective adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued guidance that requires a parent company to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as non-controlling interests in the accompanying consolidated balance sheets and was $1,438 million and $1,380 million as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income attributable to EMC Corporation	$392	$580
Transfers (to) from the non-controlling interests in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	47	36
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(171)	(168)
Net transfers (to) from non-controlling interests	(124)	(132)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interests in VMware, Inc.	$268	$448

The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million at both March 31, 2014 and December 31, 2013. At March 31, 2014, EMC held approximately 84% of the economic interest in Pivotal. General Electric Company's ("GE") interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE's non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal's equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.
3.  Business Combinations, Intangibles and Goodwill

During the three months ended March 31, 2014, VMware acquired all of the outstanding capital stock of A.W.S. Holding, LLC ("AirWatch Holding"), the sole member and equity holder of AirWatch LLC ("AirWatch"). AirWatch is a leader in enterprise mobile management and security solutions. VMware acquired AirWatch to expand its solutions within the enterprise mobile and security space. The aggregate consideration paid for AirWatch was $1,092 million, net of cash acquired, including cash of $1,068 million and the fair value of assumed unvested equity attributed to pre-combination services totaling $24 million.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Merger consideration totaling $300 million will be payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period. Compensation expense totaling $19 million was recognized from the date of acquisition through March 31, 2014.

The following table summarizes the allocation of the consideration to the fair value of the assets acquired and net liabilities assumed, net of cash acquired (table in millions):

Other current assets	$60
Intangible assets:
Purchased technology (weighted-average useful life of 6 years)	118
Customer relationships and customer lists (weighted-average useful life of 8 years)	78
Trademarks and tradenames (weighted-average useful life of 8 years)	40
Other (weighted-average useful life of 3 years)	14
Total intangible assets, net, excluding goodwill	250
Goodwill	879
Other assets	17
Total assets acquired	1,206
Unearned revenue	(45)
Other assumed liabilities, net of acquired assets	(69)
Total net liabilities assumed	(114)
Fair value of assets acquired and net liabilities assumed	$1,092

These VMware intangible assets are being amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, recognized and primarily related to expected synergies from the transaction. The majority of the goodwill and identifiable intangible assets are expected to be deductible for U.S. federal income tax purposes. The results of this acquisition have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired company were not material to our consolidated results of operations for the three months ended March 31, 2014 or 2013.

Intangible Assets
Intangible assets, excluding goodwill, as of March 31, 2014 and December 31, 2013 consist of (tables in millions):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,476	$(1,485)	$991
Patents	225	(106)	119
Software licenses	102	(91)	11
Trademarks and tradenames	212	(122)	90
Customer relationships and customer lists	1,463	(883)	580
Leasehold interest	147	(12)	135
Other	43	(28)	15
Total intangible assets, excluding goodwill	$4,668	$(2,727)	$1,941

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,356	$(1,429)	$927
Patents	225	(102)	123
Software licenses	101	(90)	11
Trademarks and tradenames	171	(118)	53
Customer relationships and customer lists	1,386	(855)	531
Leasehold interest	145	(11)	134
Other	28	(27)	1
Total intangible assets, excluding goodwill	$4,412	$(2,632)	$1,780

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the three months ended March 31, 2014 consist of (table in millions):

	Three Months Ended March 31, 2014
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,486	$1,487	$2,203	$177	$3,071	$14,424
Goodwill resulting from acquisitions	—	—	—	—	879	879
Finalization of purchase price allocations and other, net	—	(2)	—	—	—	(2)
Goodwill transferred in acquisition of Pivotal businesses	6	—	—	(6)	—	—
Balance, end of the period	$7,492	$1,485	$2,203	$171	$3,950	$15,301

During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The transfer of goodwill pursuant to this acquisition is shown above for the first quarter of 2014. For both transactions, the amount of transferred goodwill was determined using the relative fair value method. See Note 15 for further discussion of the segment reclassifications.

4.  Debt

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of March 31, 2014, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of March 31, 2014 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	$1,996
$1.0 billion 3.375% Notes due 2023	99.925%	$999
		$5,494

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unamortized discount on the Notes consists of $6 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.54% for the three months ended March 31, 2014.

Convertible Debt

In November 2006, we issued our $1.725 billion 1.75% convertible senior notes due 2011 (the “2011 Notes”) and our 2013 Notes for total gross proceeds of $3.5 billion. The 2011 Notes matured and were settled in 2012.

The 2013 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2013 Notes as of December 31, 2013. Pursuant to the settlement terms, the majority of the converted 2013 Notes were settled on January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million in excess of the conversion value over the principal amount, as prescribed by the terms of the 2013 Notes.

With respect to the conversion value in excess of the principal amount of the 2013 Notes converted, we elected to settle the excess with shares of our common stock based on a daily conversion value, determined in accordance with the indenture, calculated on a proportionate basis for each day of the relevant 20-day observation period. The actual conversion rate for the 2013 Notes was 62.6978 shares of our common stock per one thousand dollars of principal amount of 2013 Notes, which represents a 26.5% conversion premium from the date the 2013 Notes were issued and is equivalent to a conversion price of approximately $15.95 per share of our common stock.

The 2013 Notes paid interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2013 Notes was 5.6% for the three months ended March 31, 2013.

The following table represents the key components of our interest expense on convertible debt for the three months ended March 31, 2013 (table in millions):

March 31, 2013
Contractual interest expense on the coupon	$7
Amortization of the discount component recognized as interest expense	16
Total interest expense on the convertible debt	$23
In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allowed us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options covered, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In 2011, we exercised approximately half of the Purchased options in connection with the planned settlements of the 2011 Notes. In the fourth quarter of 2013, we exercised the remaining 108 million of the Purchased Options in conjunction with the planned settlements of the 2013 Notes, and we received 35 million shares of net settlement on January 7, 2014, representing the excess conversion value of the options.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391 million from the sale of the associated warrants. Upon exercise, the value of the warrants was required to be settled in shares. Approximately half of the associated warrants were exercised in 2012 and the remaining 109 million associated warrants were exercised between February 18, 2014 and March 17, 2014 and were settled with 29 million shares of our common stock.

The Purchased Options and associated warrants had the effect of increasing the conversion price of the 2013 Notes to approximately $19.31 per share of our common stock, representing an approximate 53% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, which was the issuance date of the 2013 Notes.

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
During 2011 and 2012, we settled the swaps and replaced them with new interest rate swap contracts for revised forecasted debt issuance dates. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item and accordingly, losses on the interest rate swap contracts were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. In the second half of 2012, we settled the interest rate swap contracts and did not replace them. Losses on the swaps at the time of settlement were deferred as they are expected to be realized over the life of the new debt issued under the related interest rate swap contracts.

At March 31, 2014, we had $176 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income which will be realized over the life of our ten year Notes. These losses will be reclassified from other comprehensive income and recognized on a straight-line basis in the consolidated income statements as interest expense beginning in the third quarter of 2014.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At March 31, 2014, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At March 31, 2014 and December 31, 2013, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at March 31, 2014 and December 31, 2013 (tables in millions):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,743	$4	$(2)	$2,745
U.S. corporate debt securities	2,352	5	(1)	2,356
High yield corporate debt securities	543	23	(1)	565
Municipal obligations	825	3	—	828
Auction rate securities	63	—	(4)	59
Foreign debt securities	2,294	6	(2)	2,298
Total fixed income securities	8,820	41	(10)	8,851
Publicly traded equity securities	71	52	(4)	119
Total	$8,891	$93	$(14)	$8,970
We held approximately $2,298 million in foreign debt securities at March 31, 2014. These securities have an average credit rating of A+, and approximately 4% of these securities are deemed sovereign debt with an average credit rating of AAA. None of the securities deemed sovereign debt are from Greece, Italy, Ireland, Portugal, Spain or Cyprus.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013 (tables in millions):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$1,707	$—	$—	$1,707
Cash equivalents	4,264	320	—	4,584
U.S. government and agency obligations	1,796	949	—	2,745
U.S. corporate debt securities	—	2,356	—	2,356
High yield corporate debt securities	—	565	—	565
Municipal obligations	—	828	—	828
Auction rate securities	—	—	59	59
Foreign debt securities	—	2,298	—	2,298
Publicly traded equity securities	119	—	—	119
Total cash and investments	$7,886	$7,316	$59	$15,261
Other items:
Strategic investments held at cost	$—	$—	$384	$384
Investment in joint venture	—	—	35	35
Long-term debt carried at discounted cost	—	(5,496)	—	(5,496)
Foreign exchange derivative assets	—	21	—	21
Foreign exchange derivative liabilities	—	(18)	—	(18)
Commodity derivative assets	—	1	—	1

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,725	$—	$—	$1,725
Cash equivalents	5,674	492	—	6,166
U.S. government and agency obligations	1,797	1,930	—	3,727
U.S. corporate debt securities	—	2,266	—	2,266
High yield corporate debt securities	—	531	—	531
Municipal obligations	—	863	—	863
Auction rate securities	—	—	60	60
Foreign debt securities	—	2,155	—	2,155
Publicly traded equity securities	95	—	—	95
Total cash and investments	$9,291	$8,237	$60	$17,588
Other items:
Strategic investments held at cost	$—	$—	$379	$379
Investment in joint venture	—	—	35	35
Convertible debt carried at discounted cost	—	(5,419)	—	(5,419)
Foreign exchange derivative assets	—	31	—	31
Foreign exchange derivative liabilities	—	(20)	—	(20)
Commodity derivative liabilities	—	4	—	4

Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but one of our auction rate securities, with a market value of $7 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.
To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of March 31, 2014, the coupon rates used ranged from 10% to 0% and the discount rate was 1%,

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at March 31, 2014. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at March 31, 2014 and December 31, 2013 due to the narrowing of credit spreads on AA-rated banks during 2013 and into 2014.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three months ended March 31, 2014 and 2013 (table in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of the period	$60	$70
Calls at par value	—	(1)
Other-than-temporary impairment loss	—	(1)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	(1)	—
Balance, end of the period	$59	$68

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
EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we use a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the first quarter of 2014.

The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the three months ended March 31, 2014 and 2013 (table in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of the period	$35	$33
Realized gain included in other expense, net	—	—
Balance, end of period	$35	$33

The carrying value of the strategic investments held at cost were accounted for under the cost method. As part of our quarterly impairment review, we perform a fair value calculation of our strategic investments held at cost using the most currently available information. To determine the estimated fair value of private strategic investments held at cost, we use a combination of several valuation techniques including discounted cash flow models, acquisition and trading comparables. In addition, we evaluate the impact of pre- and post-money valuations of recent financing events and the impact of those on our fully diluted ownership percentages, and we consider any available information regarding the issuer’s historical and forecasted performance as well as market comparables and conditions. The fair value of these investments is considered in our review for impairment if any events and changes in circumstances occur that might have a significant adverse effect on their value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

Unrealized losses on investments at March 31, 2014 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$757	$(2)	$—	$—	$757	$(2)
U.S. corporate debt securities	700	(1)	—	—	700	(1)
High yield corporate debt securities	69	(1)	—	—	69	(1)
Auction rate securities	—	—	59	(4)	59	(4)
Foreign debt securities	573	(2)	—	—	573	(2)
Publicly traded equity securities	8	(3)	1	(1)	9	(4)
Total	$2,107	$(9)	$60	$(5)	$2,167	$(14)
For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2014, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at March 31, 2014 are as follows (table in millions):

	March 31, 2014
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,897	$1,900
Due after 1 year through 5 years	5,919	5,933
Due after 5 years through 10 years	557	574
Due after 10 years	447	444
Total	$8,820	$8,851

Short-term investments on the consolidated balance sheet include $64 million in variable rate notes which have contractual maturities in 2014, and are not classified within investments due within one year above.

6.  Inventories
Inventories consist of (table in millions):

	March 31, 2014	December 31, 2013
Work-in-process	$699	$696
Finished goods	722	638
	$1,421	$1,334
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual amounts due under the leases we retained as of March 31, 2014 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$107
Due within two years	86
Due within three years	76
Thereafter	1
Total	270
Less: Amounts representing interest	4
Present value	266
Current portion (included in accounts and notes receivable)	105
Long-term portion (included in other assets, net)	$161
Subsequent to March 31, 2014, we sold $87 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of March 31, 2014, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the three months ended March 31, 2014 and 2013 (table in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of the period	$9	$17
Recoveries	(7)	(6)
Provisions	7	6
Balance, end of the period	$9	$17

Gross lease receivables totaled $270 million and $252 million as of March 31, 2014 and December 31, 2013, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	March 31, 2014	December 31, 2013
Furniture and fixtures	$239	$229
Equipment and software	6,182	5,973
Buildings and improvements	2,237	2,089
Land	133	132
Building construction in progress	141	215
	8,932	8,638
Accumulated depreciation	(5,364)	(5,160)
	$3,568	$3,478

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Building construction in progress at March 31, 2014 includes $74 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
We make investments in joint ventures. For each joint venture investment, we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of March 31, 2014, we have contributed $1,146 million in funding and $17 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other expense, net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the three months ended March 31, 2014 and 2013. As of March 31, 2014, we have recorded net accumulated losses from VCE of $871 million since inception, of which $75 million and $69 million were recorded in the three months ending March 31, 2014 and 2013, respectively.

We recognized $170 million and $74 million in revenue from sales of product and services to VCE during the three months ended March 31, 2014 and 2013, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we had a receivable from VCE related to the administrative services agreement of $58 million and $52 million as of March 31, 2014 and December 31, 2013, respectively, included in other current assets in the consolidated balance sheets.

10.  Accrued Expenses
Accrued expenses consist of (table in millions):

	March 31, 2014	December 31, 2013
Salaries and benefits	$897	$1,078
Product warranties	274	289
Dividends payable (see Note 12)	211	205
Partner rebates	166	214
Restructuring, current (See Note 13)	154	84
Derivatives	17	23
Other	949	890
	$2,668	$2,783
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period. The following represents the activity in our warranty accrual for the three months ended March 31, 2014 and 2013 (table in millions):

	March 31, 2014	March 31, 2013
Balance, beginning of the period	$289	$278
Provision	42	45
Amounts charged to the accrual	(57)	(40)
Balance, end of the period	$274	$283
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
11.  Income Taxes

Our effective income tax rates were 24.3% and 11.0% for the three months ended March 31, 2014 and 2013, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. For the three months ended March 31, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and U.S. federal tax credit for increasing research activities. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the three months ended March 31, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the three months ended March 31, 2013, which reduced our effective tax rate for the quarter.

Our effective income tax rate increased in the three months ended March 31, 2014 from the three months ended March 31, 2013 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 10.9% for the three months ended March 31, 2013. Our effective income tax rate for the three months ended March 31, 2014 does not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is ongoing and it is not expected to be completed until 2015. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2004. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income attributable to EMC Corporation	$392	$580
Incremental dilution from VMware	(2)	(1)
Net income – dilution attributable to EMC Corporation	$390	$579
Denominator:
Weighted average shares, basic	2,029	2,102
Weighted common stock equivalents	26	30
Assumed conversion of the 2013 Notes and associated warrants	21	57
Weighted average shares, diluted	2,076	2,189
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised during the year ended December 31, 2012. The remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014. These warrants were settled with shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the three months ended March 31, 2013 as the average stock price exceeded the exercise price, and during the three months ended March 31, 2014 for the period the warrants were outstanding.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 6 million and 3 million for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013. For the three months ended March 31, 2014, we spent $405 million to repurchase 16 million shares of our common stock. Of the 250 million shares authorized for repurchase, we have repurchased 110 million shares at a total cost of $2.8 billion, leaving a remaining balance of 140 million shares authorized for future repurchases.  We plan to spend up to $6.0 billion in the repurchase of shares during the three years ending December 31, 2015. This includes $3.0 billion spent during the year ended December 31, 2013 and $2.0 billion and $1.0 billion to be spent during the years ending December 31, 2014 and 2015, respectively.

Cash Dividend on Common Stock
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock. On April 17, 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders to $0.115 per share of common stock. Our Board of Directors also declared a cash dividend at this new rate which will be paid on July 23, 2014 to shareholders of record as of the close of business on July 1, 2014.
During the three months ended March 31, 2014, EMC paid a cash dividend of $202 million. On April 23, 2014, EMC paid a cash dividend of $205 million to shareholders of record as of the close of business on April 1, 2014, which was declared on February 6, 2014.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2013(a)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(4)	24	(1)	—	(1)	18
Net losses (gains) reclassified from accumulated other comprehensive income	—	(5)	(2)	—	—	(7)
Net current period other comprehensive income (loss)	(4)	19	(3)	—	(1)	11
Balance as of March 31, 2014(b)	$(57)	$50	$(109)	$(110)	$(2)	$(228)
__________________

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $29 million for unrealized net gains on investments, $(67) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 are as follows (table in millions):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements

Net gain on investments:	$8	Investment income
	(3)	Provision for income tax
Net of tax	$5

Net gain on derivatives:
Foreign exchange contracts	$1	Product sales revenue
Foreign exchange contracts	1	Cost of product sales
Total net gain on derivatives before tax	2
	—	Provision for income tax
Net of tax	$2

13.  Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2014 and 2013, we incurred restructuring and acquisition-related charges of $119 million and $148 million, respectively. For the three months ended March 31, 2014, EMC incurred $114 million of restructuring charges, primarily related to our current year restructuring programs and VMware incurred $5 million of charges for financial, advisory, legal and accounting services in connection with acquisitions. For the three months ended March 31, 2013, EMC incurred $82 million of restructuring charges, primarily related to our 2013 restructuring programs, and $2 million of costs for financial, advisory, legal and accounting services in connection with acquisitions. For the three months ended March 31, 2013, VMware incurred $54 million of restructuring charges, primarily related to the 2013 restructuring program, $1 million of costs for financial, advisory, legal and accounting services in connection with acquisitions and $9 million of impairment charges related to its business realignment.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the first quarter of 2014, EMC implemented a restructuring program to create further operational efficiencies which will result in workforce reductions of approximately 1,326 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments, and is expected to result in a total charge of approximately $126 million, with total cash payments associated with the plan expected to be approximately $118 million. All of these actions are expected to be completed within a year of the start of the program.

During the first quarter of 2013, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of 1,004 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed within a year of the start of the program.

During the first quarter of 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions were completed within a year of the start of the program.

For the three months ended March 31, 2014 and 2013, we recognized $5 million and $7 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2015.

The activity for the restructuring programs is presented below (tables in millions):
Three Months Ended March 31, 2014:

2014 EMC Program
Category	Balance as of December 31, 2013	2014 Charges	Utilization	Balance as of March 31, 2014
Workforce reductions	$—	$117	$(15)	$102
Consolidation of excess facilities and other contractual obligations	—	2	(1)	1
Total	$—	$119	$(16)	$103

Other EMC Programs
Category	Balance as of December 31, 2013	Adjustments to the Provision	Utilization	Balance as of March 31, 2014
Workforce reductions	$66	$(8)	$(21)	$37
Consolidation of excess facilities and other contractual obligations	24	3	(7)	20
Total	$90	$(5)	$(28)	$57

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended March 31, 2013:

2013 EMC Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of March 31, 2013
Workforce reductions	$—	$79	$(13)	$66
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$79	$(13)	$66

2013 VMware Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of March 31, 2013
Workforce reductions	$—	$54	$(28)	$26
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$54	$(28)	$26

Other EMC Programs
Category	Balance as of December 31, 2012	Adjustments to the Provision	Utilization	Balance as of March 31, 2013
Workforce reductions	$63	$(4)	$(12)	$47
Consolidation of excess facilities and other contractual obligations	28	7	(5)	30
Total	$91	$3	$(17)	$77

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
15.  Segment Information
We manage the Company as three federated businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security while VMware Virtual Infrastructure and Pivotal each operate as single segments.
During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The acquisition of these businesses was accounted for as a business combination between entities under common control. We reflected the impact of the transaction on our segment for the first quarter of 2014 and included the financial results of the acquired businesses in the Information Storage segment and excluded these from the Pivotal segment. We recast the segment disclosures for the prior financial reporting period to present the impact of the transaction. None of the segment reclassifications impact EMC's previously reported consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our management measures are designed to assess performance of these reporting segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. Research and development expenses, selling, general and administrative expenses and restructuring and acquisition-related charges associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the EMC Information Infrastructure business level. EMC Information Infrastructure and Pivotal have not been allocated non-operating income (expense), net and income tax provision as these costs are managed centrally at the EMC corporate level. Accordingly, for the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure, while for Pivotal, operating income is the operating performance measure. The VMware Virtual Infrastructure within EMC amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2014 and 2013 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
March 31, 2014
Revenues:
Product revenues	$2,302	$35	$104	$2,441	$11	$2,452
Services revenues	1,378	119	140	1,637	38	1,675
Total consolidated revenues	3,680	154	244	4,078	49	4,127

Gross profit	$1,976	$99	$162	$2,237	$19	$2,256
Gross profit percentage	53.7%	64.7%	66.2%	54.9%	38.1%	54.7%

Research and development				377	31	408
Selling, general and administrative				1,102	41	1,143
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,479	72	1,551
Operating income (expense)				$758	$(53)	$705

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
March 31, 2014
Revenues:
Product revenues	$2,452	$556	$—	$3,008
Services revenues	1,675	796	—	2,471
Total consolidated revenues	4,127	1,352	—	5,479

Gross profit	$2,256	$1,184	$(93)	$3,347
Gross profit percentage	54.7%	87.6%	—	61.1%

Research and development	408	229	94	731
Selling, general and administrative	1,143	537	172	1,852
Restructuring and acquisition-related charges	—	—	119	119
Total costs and expenses	1,551	766	385	2,702

Operating income (expense)	705	418	(478)	645

Non-operating income (expense), net	(80)	6	—	(74)
Income tax provision (benefit)	170	83	(114)	139
Net income	455	341	(364)	432
Net income attributable to the non-controlling interest in VMware, Inc.	—	(68)	28	(40)
Net income attributable to EMC Corporation	$455	$273	$(336)	$392

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
March 31, 2013
Revenues:
Product revenues	$2,472	$43	$100	$2,615	$13	$2,628
Services revenues	1,326	112	133	1,571	22	1,593
Total consolidated revenues	3,798	155	233	4,186	35	4,221

Gross profit	$2,088	$99	$152	$2,339	$17	$2,356
Gross profit percentage	55.0%	63.6%	65.4%	55.9%	48.3%	55.8%

Research and development				366	26	392
Selling, general and administrative				1,076	37	1,113
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,442	63	1,505
Operating income (expense)				$897	$(46)	$851

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
March 31, 2013
Revenues:
Product revenues	$2,628	$484	$—	$3,112
Services revenues	1,593	682	—	2,275
Total consolidated revenues	4,221	1,166	—	5,387

Gross profit	$2,356	$1,042	$(100)	$3,298
Gross profit percentage	55.8%	89.3%	—	61.2%

Research and development	392	191	93	676
Selling, general and administrative	1,113	450	150	1,713
Restructuring and acquisition-related charges	—	—	148	148
Total costs and expenses	1,505	641	391	2,537

Operating income (expense)	851	401	(491)	761

Non-operating income (expense), net	(74)	4	—	(70)
Income tax provision (benefit)	187	83	(194)	76
Net income	590	322	(297)	615
Net income attributable to the non-controlling interest in VMware, Inc.	—	(62)	27	(35)
Net income attributable to EMC Corporation	$590	$260	$(270)	$580

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
United States	$2,835	$2,832
Europe, Middle East and Africa	1,592	1,477
Asia Pacific and Japan	722	738
Latin America, Mexico and Canada	330	340
Total	$5,479	$5,387

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2014 or 2013.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,480 million at March 31, 2014 and $4,433 million at December 31, 2013. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $961 million at March 31, 2014 and $877 million at December 31, 2013. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at March 31, 2014 or December 31, 2013.

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
INTRODUCTION
We manage our business as three federated businesses, each of which plays a vital role in the delivery of IT-as-a-service ("ITaaS"): EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. This approach allows each of the three businesses to individually build products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same ultimate goal of helping customers manage information which is becoming central to their operations as data centers move to an ITaaS model. In 2014, we will continue investing in the best technology and building the most complete portfolio to transition customers from the second platform of IT to the emerging and rapidly growing third platform of IT. We are a leader in the second platform of IT, which continues to support the vast majority of enterprise workloads and customers contained at these environments, and we believe we will continue to gain share in 2014. At the same time, we believe we have more offerings in the third platform of IT than anyone else and are better equipped to help customers bridge the gap as they transition from the second to third platform of IT. The third platform of IT includes cloud computing, Big Data, mobile, and social networking, which to operate successfully requires Trusted IT to establish security, privacy and trust in IT solutions. By segmenting our strategy and executional focus across these three businesses, we can focus on each of their respective missions and offer customers horizontal solutions and more choices than they get from our competitors to maximize control, efficiency and choice.  We believe this strategy provides us with the opportunity to take advantage of the solid growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.
We believe we are well-positioned in these markets to continue assisting our customers in storing, managing and unlocking the value contained within their information and to enable them to leverage our data-centric approach to security to take full advantage of of the existing second platforms while starting to transition to the third platform of the ITaaS model.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong and ever expanding portfolio of offerings while investing in the business. During 2014, we will continue to innovate and invest in expanding our total addressable market through increased internal research and development (“R&D”), with a focus on flash, Big Data storage, software-defined storage and converged infrastructure to facilitate the enablement of cloud infrastructures, both public and private. Our investment in new technologies and solutions is reflected in our roadmap for 2014, with numerous innovations, product refreshes and brand-new products as well as continued focus on business acquisitions. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in IT history is creating enormous opportunities in cloud computing, Big Data and Trusted IT.
Our go to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to cloud computing and benefit from Big Data in the most advantageous manner for their businesses. As IT headcount grows at a fraction of the pace of data and the demands from the data center escalate, customers continue to look for simple and scalable ways to build out their ITaaS function. We offer three alternatives to help our customers transition to cloud architectures, in private, hybrid and public clouds, and leverage Big Data to meet these needs: our best-of-breed infrastructure products, proven infrastructure through VSPEX and converged infrastructure with Vblock from VCE Company LLC, our joint venture with Cisco, and other investors VMware and Intel, which continues to gather momentum in one of the fastest growing areas in IT. Our service provider program continues to be an important part of our strategy to lead our customers to the public cloud.
Pivotal
In April 2013, we, along with VMware and an investment from General Electric Company (“GE”), formed Pivotal, which is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The first version of this integrated technology

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

platform, Pivotal One, will continue to be a cornerstone offering in 2014 together with high-value strategic services. The foundation of Pivotal One, Cloud Foundry, continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds in addition to our own and not lock a customer into any one cloud in particular. On top of this platform, Pivotal will offer its own suite of big and fast data capabilities, featuring game changing innovations that use Hadoop Distributed File System ("HDFS") and scalar processing technologies. Additionally, its development services business will help existing customers and digital era startups build industrial-strength applications with more agility, much faster, and with better quality. With its renewed focus on driving a business model to support exclusively software and strategic services, we believe we are positioning the business for rapid growth in the future.
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
VMware pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. The benefits to VMware's customers include lower IT costs and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. VMware expects to grow its business by building long-term relationships with its customers which includes selling its solutions through enterprise license agreements (“ELAs”).
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
On a consolidated basis, given our position and strength, we are working with a very large installed base of loyal customers with leading-edge technology for every layer of the IT stack, products and services for the infrastructure layer that include best-of-breed storage arrays, software defined storage, converged infrastructure and information security. Solutions for the virtualization layer that enable the software defined data center, hybrid cloud and end-user computing and a cloud agnostic PaaS offering have become the PaaS offerings of choice for enterprises looking to build out next-gen apps to harness the power of Big Data. This combination provides a strong portfolio of offerings and solutions in the second platform which will continue to support the majority of workloads for several years to come as the market transitions to the third platform with leading technologies and product as a services offerings and a powerful capability to bridge the gap between the two. Our vision, strategy, market leading assets within our portfolio which continues to be expanded with our recent and upcoming product launches, as well as our go-to market capabilities positions us to continue to anticipate and capitalize on the mega trends of cloud computing and Big Data, while addressing the mobile and social networking trends, with the necessary Trusted IT needs in 2014 and beyond. As a result, we believe on a consolidated basis, our federated businesses will continue to grow faster than the markets we serve in 2014, as we simultaneously invest in the business and grow earnings per share.
RESULTS OF OPERATIONS
Revenues
The following table presents total revenue by our segments (in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
Information Storage	$3,680	$3,798	$(118)	(3)%
Information Intelligence Group	154	155	(1)	(2)%
RSA Information Security	244	233	11	5%
Pivotal	49	35	14	41%
VMware Virtual Infrastructure	1,352	1,166	186	16%
Total revenues	$5,479	$5,387	$92	2%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Consolidated product revenues decreased 3% to $3,008 million for the three months ended March 31, 2014. The decrease was primarily driven by the Information Storage segment as a result of a decrease in revenues from our high-end storage products partially offset by an increase in revenues from our Emerging Storage products.

The Information Storage segment’s product revenues decreased 7% to $2,302 million for the three months ended March 31, 2014. Revenue from the high-end storage business decreased 22%, primarily driven by lower overall growth rates in the storage industry as a result of customers leveraging efficiency technologies to utilize their storage assets for longer periods of time and delaying purchasing decisions as they evaluate new infrastructure architectures. Additionally, the planned change in our order fulfillment processes, a maturing product cycle for our high-end systems and higher than normal revenues in the three months ended March 31, 2013 also negatively impacted our high-end growth rate. Partially offsetting this decrease, revenue from the Emerging Storage business increased 81% for the three months ended March 31, 2014 primarily due to our portfolio of best-of-breed products that are thriving with the shift to the third platform, including flash with Xtreme IO, software defined storage with ViPR, object-based cloud storage with Atmos and scale-out file storage from Isilon. Additionally, revenue from the Unified and Backup Recovery business increased 4% during the three months ended March 31, 2014 as Data Domain offerings continued to support our leadership position in the market.

The Pivotal segment’s product revenues decreased 11% to $11 million for the three months ended March 31, 2014. The decrease is primarily attributable to an increase in license orders which have subscription-based, ratable revenue recognition. As a result, Pivotal's product revenue decline for the quarter does not reflect the growth in demand which grew compared to the comparable period in the prior year. Pivotal continues to have significant customer wins with its newer offerings of Pivotal One and Pivotal CF, which is based on Cloud Foundry. Cloud Foundry, a cloud-independent PaaS, continues gaining momentum to become the standard for PaaS, as Pivotal adds numerous sponsors who will utilize the platform to build out the next-generation applications.

The VMware Virtual Infrastructure segment’s product revenues increased 15% to $556 million for the three months ended March 31, 2014. VMware’s license revenues increased in the first quarter of 2014 primarily due to an increase in license sales volume compared to the same period in the prior year. In addition, revenue recognized during the first quarter of 2014 relating to sales transactions where revenue recognition was deferred at the time of sale also increased compared to the same period in the prior year. ELAs comprised 25% and 29% of their overall sales during the three months ended March 31, 2014 and 2013, respectively, with the balance represented by non-ELA, or transactional business.

The RSA Information Security segment’s product revenues increased 5% to $104 million for the three months ended March 31, 2014. The increase in product revenue was driven by growth in both our Identity and Data Protection and Security Management and Compliance businesses. Security continues to become increasingly more important in IT decisions and RSA continues to benefit from this trend with its advanced, data driven security offerings.

The Information Intelligence Group segment’s product revenues decreased 20% to $35 million for the three months ended March 31, 2014. The year-over-year decrease in product revenues was primarily due to the timing of revenue recognition resulting from growth in the subscription business. This business continues to make progress as it continues to innovate to meet customers' demand for technologies that work seamlessly in mobile cloud environments, like xCP and Syncplicity.

Consolidated services revenues increased 9% to $2,471 million for the three months ended March 31, 2014. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services as we continue to provide expertise to customers on effective ways to enable cloud computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 4% to $1,378 million for the three months ended March 31, 2014. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as increased professional services. We have experienced a growing demand for professional services as we assist with customers' transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues increased 71% to $38 million for the three months ended March 31, 2014. The increase in services revenues was primarily attributable to higher professional services in the first quarter of 2014 as Pivotal transitions to enterprise customers, with their renewed focus on agile development and services surrounding their Pivotal One and Pivotal CF platforms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The VMware Virtual Infrastructure segment’s services revenues increased 17% to $796 million for the three months ended March 31, 2014. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 5% to $140 million for the three months ended March 31, 2014. Services revenues increased due to an increase in both professional services and maintenance revenues, resulting from continued demand for support from our installed base.

The Information Intelligence Group segment’s services revenues increased 6% to $119 million for the three months ended March 31, 2014. The increase in services revenues was due to increased customer demand for services related to new product offerings and strategic professional services.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013	% Change

United States	$2,835	$2,832	—%
Europe, Middle East and Africa	1,592	1,477	8%
Asia Pacific and Japan	722	738	(2)%
Latin America, Mexico and Canada	330	340	(3)%
Total revenues	$5,479	$5,387	2%
Revenues remained flat for the three months ended March 31, 2014 compared to the same periods in 2013 in the United States. Revenues increased for the three months ended March 31, 2014 in the Europe, Middle East and Africa region and decreased in the three months ended March 31, 2014 in the Latin America, Mexico and Canada and Asia Pacific and Japan regions when compared to the same periods in 2013.
Changes in exchange rates negatively impacted revenue growth by 0.4% for the three months ended March 31, 2014. The negative impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, as well as Brazil, South Africa and Canada, partially offset by the Euro region and the United Kingdom.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, other income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change

Cost of revenue:
Information Storage	$1,704	$1,710	$(6)	—%
Information Intelligence Group	55	56	(1)	(5)%
RSA Information Security	82	81	1	3%
Pivotal	30	18	12	69%
VMware Virtual Infrastructure	168	124	44	34%
Corporate reconciling items	93	100	(7)	(7)%
Total cost of revenue	2,132	2,089	43	2%
Gross margins:
Information Storage	1,976	2,088	(112)	(5)%
Information Intelligence Group	99	99	—	—%
RSA Information Security	162	152	10	6%
Pivotal	19	17	2	12%
VMware Virtual Infrastructure	1,184	1,042	142	14%
Corporate reconciling items	(93)	(100)	7	(7)%
Total gross margin	3,347	3,298	49	1%
Operating expenses:
Research and development(1)	731	676	55	8%
Selling, general and administrative(2)	1,852	1,713	139	8%
Restructuring and acquisition-related charges	119	148	(29)	(19)%
Total operating expenses	2,702	2,537	165	7%
Operating income	645	761	(116)	(15)%
Investment income, interest expense and other expenses, net	(74)	(70)	(4)	6%
Income before income taxes	571	691	(120)	(17)%
Income tax provision	139	76	63	82%
Net income	432	615	(183)	(30)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(40)	(35)	(5)	16%
Net income attributable to EMC Corporation	$392	$580	$(188)	(32)%
___________

(1)	Amount includes corporate reconciling items of $94 million and $93 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Amount includes corporate reconciling items of $172 million and $150 million for the three months ended March 31, 2014 and 2013, respectively.
Gross Margins
Overall our gross margin percentages were 61.1% and 61.2% for the three months ended March 31, 2014 and 2013, respectively. The decrease in the gross margin percentage in the first quarter of 2014 compared to 2013 was attributable to the Information Storage segment, which decreased overall gross margins by 74 basis points, and the Pivotal segment, which decreased overall gross margins by 13 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 54 basis points, the RSA Information Security segment, which increased overall gross margins by 4 basis points, and the Information Intelligence Group segment, which increased overall gross margins by 3 basis points. In addition, the decrease in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

amortization and amortization of VMware’s capitalized software from prior periods increased the consolidated gross margin percentage by 13 basis points.
For segment reporting purposes, stock-based compensation, acquisition-related intangible asset amortization and amortization of VMware’s capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The decrease of $7 million in the corporate reconciling items within cost of goods sold for the three months ended March 31, 2014 compared to the same period in 2013 was attributable to a $12 million decrease in amortization of VMware’s capitalized software from prior periods, partially offset by a $5 million increase in stock-based compensation expense.
The gross margin percentages for the Information Storage segment were 53.7% and 55.0% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin percentage for the three months ended March 31, 2014 compared to the same period in 2013 was due to a decrease in both product and service margins. The decrease in product margins was primarily due to lower sales volume without a corresponding decrease in fixed costs. Service margins decreased due to higher costs to support increased field service activity which are consistent with the field service costs in the fourth quarter of 2013, but higher than the field service costs experienced in the first quarter of 2013.
The gross margin percentages for the Pivotal segment were 38.1% and 48.3% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin percentage for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a higher mix of services revenues as a result of the increased demand for subscription-based licenses and for Pivotal services as Pivotal works with customers to determine how best to leverage newer technologies such as Pivotal CF and Pivotal One.
The gross margin percentages for the VMware Virtual Infrastructure segment were 87.6% and 89.3% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin percentage for the three months ended March 31, 2014 compared to the same period in 2013 was primarily attributable to the decrease in services margin due to an increase in employee-related expenses and an increase in costs incurred to provide technical support.
The gross margin percentages for the RSA Information Security segment were 66.2% and 65.4% for the three months ended March 31, 2014 and 2013, respectively. The increase in gross margin percentage for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to an increase in product margins resulting from sales of higher margin products.
The gross margin percentages for the Information Intelligence Group segment were 64.7% and 63.6% for three months ended March 31, 2014 and 2013, respectively. The increase in gross margin percentage for the three months ended March 31, 2014 compared to the same period in 2013 was driven by an increase in product margins.
Research and Development
As a percentage of revenues, R&D expenses were 13% for both the three months ended March 31, 2014 and 2013. R&D expenses increased $55 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense, infrastructure costs, material costs and business development costs. For the three months ended March 31, 2014, personnel-related costs increased by $44 million, depreciation expense increased by $7 million, infrastructure and material costs each increased by $4 million and business development costs increased by $4 million. Partially offsetting these increased costs was an increase in capitalized software development costs of $11 million.
Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, increased $1 million for the three months ended March 31, 2014, when compared to the same period in 2013. This increase was attributable to stock-based compensation expense for the three months ended March 31, 2014.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 9% for both the three months ended March 31, 2014 and 2013. R&D expenses increased $11 million for the three months ended March 31, 2014 primarily due to changes in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring, infrastructure costs, depreciation expense, material costs and business development costs. For the three months ended March 31, 2014, personnel-related costs increased by $7 million, infrastructure costs increased by $6 million, depreciation expense increased by $5 million and material costs and business development costs each increased by $4 million. Partially offsetting these increased costs was an increase in capitalized software development costs of $15 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

R&D expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 64% and 75% for the three months ended March 31, 2014 and 2013, respectively. R&D expenses increased $5 million for the three months ended March 31, 2014 primarily due to increases in personnel-related costs as the business continues to transition to its new strategic focus.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17% and 16% for the three months ended March 31, 2014 and 2013, respectively. R&D expenses increased $38 million for the three months ended March 31, 2014 compared to the same period in 2013 largely due to increases in personnel-related costs of $34 million, driven by incremental headcount from strategic hiring as well as increases in depreciation costs of $3 million.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 34% and 32% for the three months ended March 31, 2014 and 2013, respectively. SG&A expenses increased by $139 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, increases in infrastructure costs, increases in business development expense and offset by a decrease in travel-related expenses. For the three months ended March 31, 2014, personnel-related costs increased by $110 million, including $19 million in acquisition-related retention bonuses, infrastructure costs increased by $19 million and business development expense increased by $10 million. These increases were partially offset by a decrease in travel related expenses of $2 million.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and acquisition-related costs, increased $22 million for the three months ended March 31, 2014 when compared to the same period in 2013. Acquisition-related costs related to the specified future employment conditions of AirWatch employees at VMware increased $19 million and stock-based compensation expense increased $6 million for the three months ended March 31, 2014. These increases were partially offset by a decrease in intangible asset amortization of $3 million for the three months ended March 31, 2014.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 27% and 26% for the three months ended March 31, 2014 and 2013, respectively. SG&A expenses increased $26 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and increases in infrastructure costs, slightly offset by decreases in travel costs. Personnel-related costs increased by $19 million, infrastructure costs increased by $10 million and travel costs decreased by $3 million for the three months ended March 31, 2014.

SG&A expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 82% and 107% for the three months ended March 31, 2014 and 2013, respectively. SG&A expenses increased $4 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increases in personnel-related costs related to strategic hiring.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40% and 39% for the three months ended March 31, 2014 and 2013, respectively. SG&A expenses increased $87 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, increases in infrastructure costs and business development costs. Personnel-related costs increased $64 million, infrastructure costs increased by $11 million and business development costs increased by $12 million in the three months ended March 31, 2014.
Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2014 and 2013, we incurred restructuring and acquisition-related charges of $119 million and $148 million, respectively. For the three months ended March 31, 2014, EMC incurred $114 million of restructuring charges, primarily related to our current year restructuring programs and VMware incurred $5 million of charges for financial, advisory, legal and accounting services in connection with acquisitions. For the three months ended March 31, 2013, EMC incurred $82 million of restructuring charges, primarily related to our 2013 restructuring programs, and $2 million of costs for financial, advisory, legal and accounting services in connection with acquisitions. For the three months ended March 31, 2013, VMware incurred $54 million of restructuring charges, primarily related to the 2013 restructuring program, $1 million of costs for financial, advisory, legal and accounting services in connection with acquisitions and $9 million of impairment charges related to its business realignment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

In the first quarter of 2014, EMC implemented a restructuring program to create further operational efficiencies which will result in workforce reductions of approximately 1,326 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments, and is expected to result in a total charge of approximately $126 million, with total cash payments associated with the plan expected to be approximately $118 million. All of these actions are expected to be completed within a year of the start of the program.

During the first quarter of 2013, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of 1,004 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed within a year of the start of the program.

During the first quarter of 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions were completed within a year of the start of the program.

For the three months ended March 31, 2014 and 2013, we recognized $5 million and $7 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2015.
Investment Income
Investment income was $36 million and $33 million for the three months ended March 31, 2014 and 2013, respectively. Investment income increased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to an increase in net realized gains. For the three months ended March 31, 2014 and 2013, net realized gains were $8 million and $6 million, respectively, and interest income was $27 million and $26 million, respectively.
Interest Expense
Interest expense was $34 million and $21 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense during the three months ended March 31, 2014 consists primarily of interest on the Notes. Interest expense during the three months ended March 31, 2013 consists primarily of interest on the 2013 Notes which includes non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $16 million for the three months ended March 31, 2013, as we accreted the 2013 Notes to their stated values over their terms. The increase in interest expense for the three months ended March 31, 2014 compared to the same period in 2013 is due to interest related to the Notes which were issued during June 2013 and which have a much higher principal amount than the 2013 Notes. See Note 4 to the consolidated financial statements.

Other Expense, Net
Other expense, net was $76 million and $82 million for the three months ended March 31, 2014 and 2013, respectively. Other expense, net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, of $75 million and $69 million for the three months ended March 31, 2014 and 2013, respectively, and foreign exchange losses.

The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63% at March 31, 2014, and represents our share of the net losses of the joint venture net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note 9 to the consolidated financial statements.

Provision for Income Taxes

Our effective income tax rates were 24.3% and 11.0% for the three months ended March 31, 2014 and 2013, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. For the three months ended March 31, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and U.S. federal tax credit for increasing research activities. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the three months ended March 31, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the three months ended March 31, 2013, which reduced our effective tax rate for the quarter.

Our effective income tax rate increased in the three months ended March 31, 2014 from the three months ended March 31, 2013 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 10.9% for the three months ended March 31, 2013. Our effective income tax rate for the three months ended March 31, 2014 does not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is ongoing and it is not expected to be completed until 2015. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2004. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.
Our effective income tax rate for the remainder of 2014 may be affected by such factors as changes in tax laws, regulations or income tax rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before provision for income taxes. Our effective income tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.

Non-controlling Interests in VMware, Inc.
The net income attributable to the non-controlling interests in VMware was $40 million and $35 million for the three months ended March 31, 2014 and 2013, respectively. The increase in the three months ended March 31, 2014 compared to the same period in 2013 was due to increases in VMware’s net income. VMware’s reported net income was $199 million and $173 million for the three months ended March 31, 2014 and 2013, respectively. The weighted average non-controlling interest in VMware was approximately 20% for both the three months ended March 31, 2014 and 2013. EMC did not purchase any shares of VMware common stock during the three months ended March 31, 2014.

Financial Condition

Cash provided by operating activities was $1,338 million and $1,713 million for the three months ended March 31, 2014 and 2013, respectively. Cash received from customers was $6,965 million and $6,616 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash received from customers was attributable to an increase in sales volume. Cash paid to suppliers and employees was $4,962 million and $4,405 million for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily due to a general growth in the business to support the increased revenue base as well as the timing of cash payments. For the three months ended March 31, 2014 and 2013, we paid $720 million and $536 million, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. The higher payments in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were primarily driven by lower stock-based compensation deductions in 2013 compared to 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Cash used in investing activities was $820 million and $603 million for the three months ended March 31, 2014 and 2013, respectively. Cash used for business acquisitions, net of cash acquired, was $1,068 million and $184 million for the three months ended March 31, 2014 and 2013, respectively. This increase in cash used for business acquisitions was due to VMware's acquisition of AirWatch during the three months ended March 31, 2014. Acquisition activity varies from period to period based upon the number and size of acquisitions in a given period. During the three months ended March 31, 2014, VMware increased its restricted cash by $76 million for amounts to be paid to certain AirWatch employees subject to the achievement of defined employment conditions. Net cash spent on the purchase of strategic and other related investments was $22 million and $35 million during the three months ended March 31, 2014 and 2013, respectively. We did not provide funding to our joint venture, VCE Company LLC, during the three months ended March 31, 2014 and we provided funding of $95 million in the three months ended March 31, 2013. Capital additions were $275 million and $165 million for the three months ended March 31, 2014 and 2013, respectively. The increase in capital additions was primarily due to the purchase of a building and other infrastructure investments. Capitalized software development costs were $117 million and $106 million for the three months ended March 31, 2014 and 2013, respectively. The increase in capitalized software costs was primarily attributable to EMC Information Infrastructure's software development activities. Net sales of investments were $738 million and net purchases of investments were $18 million for the three months ended March 31, 2014 and 2013, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash used in financing activities was $2,115 million and $492 million for the three months ended March 31, 2014 and 2013, respectively. We spent $1,665 million and $5 million for repayment of our long- and short-term obligations including convertible debt in the three months ended March 31, 2014 and 2013, respectively. We spent $405 million and $323 million to repurchase 15 million and 13 million shares of our common stock for the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2013, we also spent $125 million to purchase 2 million shares of VMware’s common stock. In the three months ended March 31, 2014 and 2013, VMware spent $169 million and $182 million, respectively, to repurchase 2 million shares of its common stock in each of the quarters. We generated $282 million and $110 million during the three months ended March 31, 2014 and 2013, respectively, from the issuance of common stock. We generated $29 million and $33 million during the three months ended March 31, 2014 and 2013, respectively, of excess tax benefits from stock-based compensation. Additionally, during the three months ended March 31, 2014, EMC paid a dividend of $202 million to shareholders, which had been declared in the last quarter of 2013.

On April 23, 2014, EMC paid a cash dividend of $205 million to shareholders of record as of the close of business on April 1, 2014. On April 17, 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders to $0.115 per share of common stock. Our Board of Directors also declared a cash dividend at this new rate which will be paid on July 23, 2014 to shareholders of record as of the close of business on July 1, 2014.
We plan to spend up to $6.0 billion in the repurchase of shares during the three years ending December 31, 2015. This includes $3.0 billion spent during the year ended December 31, 2013 and $2.0 billion and $1.0 billion to be spent during the years ending December 31, 2014 and 2015, respectively.

We expect to continue to generate positive cash flows from operations and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of March 31, 2014, we were in compliance with all debt covenants which are customary in nature.

The 2011 Notes matured and were settled in 2012. The 2013 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2013 Notes at the end of 2013. Pursuant to the settlement terms, the majority of the converted 2013 Notes were not settled until January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million in excess of the conversion value over the principal amount, as prescribed by the terms of the 2013 Notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

In connection with the issuance of the 2011 Notes and 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allowed us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Notes and 2013 Notes upon conversion. The Purchased Options covered, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock. We paid an aggregate amount of $669 million of the proceeds from the sale of the 2011 Notes and 2013 Notes for the Purchased Options that was recorded as additional paid-in-capital in shareholders’ equity. In 2011, we exercised approximately half of the Purchased options in connection with the planned settlements of the 2011 Notes. In the fourth quarter of 2013, we exercised the remaining 108 million of the Purchased Options in conjunction with the planned settlements of the 2013 Notes, and we received 35 million shares of net settlement on January 7, 2014, representing the excess conversion value of the options.

We also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. We received aggregate proceeds of $391 million from the sale of the associated warrants. Upon exercise, the value of the warrants was required to be settled in shares. Approximately half of the associated warrants were exercised in 2012 and the remaining 109 million associated warrants were exercised between February 18, 2014 and March 17, 2014 and were settled with 29 million shares of our common stock.

At March 31, 2014, our total cash, cash equivalents, and short-term and long-term investments were $15,261 million. This balance includes approximately $6,616 million held by VMware, of which $4,543 million is held overseas, and $4,179 million held by EMC in overseas entities. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, intangible asset amortization, restructuring charges, acquisition-related charges, the amortization of VMware's capitalized software from prior periods, infrequently occurring gains, losses, benefits and charges, and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Our non-GAAP operating results for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Gross margin	$3,440	$3,398
Gross margin percentage	62.8%	63.1%
Operating income	1,123	1,252
Operating margin percentage	20.5%	23.2%
Income tax provision	253	270
Net income attributable to EMC	728	850
Diluted earnings per share attributable to EMC	$0.35	$0.39
The improvement in the non-GAAP gross margin was attributable to higher sales volume. The decrease in gross margin percentage for the three months ended March 31, 2014 was attributable to a decrease in both Information Storage product and services margins. The product margins for the three months ended March 31, 2014 decreased due to lower sales volume without a corresponding decrease in fixed costs. Service margins decreased due to higher costs to support increased field service activity.
The decrease in the non-GAAP operating income for the three months ended March 31, 2014 was attributable to higher operating expenses. Non-GAAP operating income percentage for the three months ended March 31, 2014 decreased primarily due to increases in operating expenses due to the acquisition of AirWatch and our continued investments in strategic growth in our focus high growth areas such as flash, software-defined data center, Big Data storage and analytics, PaaS, hybrid cloud and mobile.
The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended March 31, 2014
	GAAP	Stock-based Compensation	Intangible asset amortization	Restructuring Charges	Acquisition-Related Costs	R&D Tax Credit	Non-GAAP
Gross margin	$3,347	$35	$58	$—	$—	$—	$3,440
Operating income	645	246	94	114	24	—	1,123
Income tax provision	139	58	28	30	7	(9)	253
Net income attributable to EMC	392	168	62	84	14	8	728
Diluted earnings per share attributable to EMC	$0.19	$0.08	$0.03	$0.04	$0.01	$—	$0.35

	For the Three Months Ended March 31, 2013
	GAAP	Stock-based Compensation	Intangible asset amortization	Restructuring Charges	Acquisition-Related Costs	Amortization of VMware's Capitalized Software	R&D Tax Credit	Non-GAAP
Gross margin	$3,298	$30	$58	$—	$—	$12	$—	$3,398
Operating income	761	234	97	145	3	12	—	1,252
Income tax provision	76	59	31	35	—	4	65	270
Net income attributable to EMC	580	156	62	101	3	7	(59)	850
Diluted earnings per share attributable to EMC	$0.26	$0.07	$0.03	$0.05	$—	$0.01	$(0.03)	$0.39
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the three months ended March 31, 2014, our free cash flow was $946 million, a decrease of 34% compared to the free cash flow generated for the three months ended March 31, 2013. The free cash flow for the three months ended March 31, 2014 exceeded our same period non-GAAP net income attributable to EMC by $218 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, fund joint ventures, repurchase shares, service debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flow from Operations	$1,338	$1,713
Capital Expenditures	(275)	(165)
Capitalized Software Development Costs	(117)	(106)
Free Cash Flow	$946	$1,442
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $1,338 million and $1,713 million for the three months ended March 31, 2014 and 2013, respectively, cash used in investing activities of $820 million and $603 million for the three months ended March 31, 2014 and 2013, respectively, and net cash used in financing activities of $2,115 million and $492 million for the three months ended March 31, 2014 and 2013, respectively.
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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 25, 2014. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

Item 1A. RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

We are subject to the effects of general global economic and market conditions that are beyond our control. If these conditions remain challenging or deteriorate, our business, results of operations or financial condition could be materially adversely affected. Possible consequences from macroeconomic global challenges include insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

We operate a Venezuelan sales subsidiary with a U.S. dollar functional currency. As a result, Bolivar-denominated transactions are subject to exchange gains and losses that may impact our earnings. As of quarter end, three exchange rates are available, via legal mechanisms administered by the Venezuelan government, to convert Bolivars into U.S. dollars. These three mechanisms are CENCOEX (official exchange rate), SICAD I and SICAD II. We have continued to use the official exchange rate to remeasure these balances based upon the expected rate at which we believe is most appropriate for these items to be settled. We are closely monitoring information concerning these rates in the event it becomes appropriate to adopt a rate other than the official rate. Changing the rate used to re-measure our Bolivar-denominated transactions to either the SICAD I or SICAD II rates could have an adverse effect on our financial position, results of operations or cash flows.

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

We held $9.0 billion in short- and long-term investments as of March 31, 2014. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2014
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	1		$24.46	1	154
February 1, 2014 – February 28, 2014	11		24.78	10	144
March 1, 2014 – March 31, 2014	5		27.23	4	140
Total	17	(2)	$25.50	15	140
__________________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in February 2013 to repurchase 250 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 1 million shares withheld from employees for the payment of taxes.

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

Date: May 1, 2014	EMC CORPORATION

	By:	/s/ David I. Goulden
David I. Goulden
Chief Executive Officer, EMC Information Infrastructure
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