Form 10-Q
period 2014-06-30
EMC CORP
filed 2014-08-01
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2014 was 2,028,658,204.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,687	$7,891
Short-term investments	1,962	2,773
Accounts and notes receivable, less allowance for doubtful accounts of $65 and $62	3,344	3,861
Inventories	1,397	1,334
Deferred income taxes	969	912
Other current assets	586	507
Total current assets	13,945	17,278
Long-term investments	6,985	6,924
Property, plant and equipment, net	3,606	3,478
Intangible assets, net	2,147	1,780
Goodwill	15,802	14,424
Other assets, net	1,953	1,965
Total assets	$44,438	$45,849
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,186	$1,434
Accrued expenses	2,750	2,783
Notes converted and payable (See Note 4)	—	1,665
Income taxes payable	261	639
Deferred revenue	5,693	5,278
Total current liabilities	9,890	11,799
Income taxes payable	298	296
Deferred revenue	4,032	3,701
Deferred income taxes	489	421
Long-term debt (See Note 4)	5,494	5,494
Other liabilities	379	352
Total liabilities	20,582	22,063
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 2,029 and 2,020 shares	20	20
Additional paid-in capital	818	1,406
Retained earnings	21,648	21,114
Accumulated other comprehensive loss, net	(165)	(239)
Total EMC Corporation’s shareholders’ equity	22,321	22,301
Non-controlling interests	1,535	1,485
Total shareholders’ equity	23,856	23,786
Total liabilities and shareholders’ equity	$44,438	$45,849
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Product sales	$3,319	$3,258	$6,327	$6,369
Services	2,561	2,356	5,032	4,632
	5,880	5,614	11,359	11,001
Costs and expenses:
Cost of product sales	1,372	1,340	2,668	2,696
Cost of services	854	765	1,690	1,498
Research and development	740	695	1,472	1,370
Selling, general and administrative	2,010	1,785	3,861	3,499
Restructuring and acquisition-related charges	30	7	149	155
Operating income	874	1,022	1,519	1,783
Non-operating income (expense):
Investment income	35	34	71	67
Interest expense	(34)	(31)	(68)	(51)
Other expense, net	(66)	(59)	(142)	(142)
Total non-operating income (expense)	(65)	(56)	(139)	(126)
Income before provision for income taxes	809	966	1,380	1,657
Income tax provision	187	216	326	292
Net income	622	750	1,054	1,365
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(33)	(49)	(74)	(84)
Net income attributable to EMC Corporation	$589	$701	$980	$1,281

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.29	$0.34	$0.48	$0.61
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.28	$0.32	$0.47	$0.59

Weighted average shares, basic	2,037	2,092	2,033	2,097
Weighted average shares, diluted	2,064	2,174	2,070	2,181

Cash dividends declared per common share	$0.12	$0.10	$0.22	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$622	$750	$1,054	$1,365
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	9	(25)	4	(56)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $35, $(17), $49 and $(15)	59	(30)	83	(29)
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(3), $(2), $(6) and $(5)	(6)	(4)	(11)	(8)
Net change in market value of investments	53	(34)	72	(37)
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $1, $1, $0 and $2	2	2	1	8
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $0, $0, $0 and $(1)	(1)	(3)	(3)	(8)
Net change in the market value of derivatives	1	(1)	(2)	—
Other comprehensive income (loss)	63	(60)	74	(93)
Comprehensive income	685	690	1,128	1,272
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(33)	(49)	(74)	(84)
Less: Other comprehensive income attributable to the non-controlling interest in VMware, Inc.	—	2	(1)	2
Comprehensive income attributable to EMC Corporation	$652	$643	$1,053	$1,190
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Cash received from customers	$12,644	$12,007
Cash paid to suppliers and employees	(9,320)	(8,485)
Dividends and interest received	97	79
Interest paid	—	(18)
Income taxes paid	(829)	(642)
Net cash provided by operating activities	2,592	2,941
Cash flows from investing activities:
Additions to property, plant and equipment	(472)	(437)
Capitalized software development costs	(245)	(219)
Purchases of short- and long-term available-for-sale securities	(5,765)	(6,456)
Sales of short- and long-term available-for-sale securities	4,974	2,394
Maturities of short- and long-term available-for-sale securities	1,716	564
Business acquisitions, net of cash acquired	(1,694)	(207)
Purchases of strategic and other related investments	(83)	(46)
Sales of strategic and other related investments	10	—
Joint venture funding	(63)	(158)
Proceeds from divestiture of business	—	31
Increase in restricted cash	(76)	—
Net cash used in investing activities	(1,698)	(4,534)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	234	175
Proceeds from the issuance of VMware’s common stock	99	115
EMC repurchase of EMC’s common stock	(994)	(991)
EMC purchase of VMware’s common stock	—	(160)
VMware repurchase of VMware’s common stock	(407)	(302)
Excess tax benefits from stock-based compensation	45	63
Payment of long- and short-term obligations	(1,665)	(21)
Proceeds from long- and short-term obligations	—	5,463
Third party contribution to Pivotal	—	105
Dividend payment	(407)	—
Net cash (used in) provided by financing activities	(3,095)	4,447
Effect of exchange rate changes on cash and cash equivalents	(3)	(42)
Net increase (decrease) in cash and cash equivalents	(2,204)	2,812
Cash and cash equivalents at beginning of period	7,891	4,714
Cash and cash equivalents at end of period	$5,687	$7,526
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,054	$1,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	903	803
Non-cash interest expense on debt	—	24
Non-cash restructuring and other special charges	9	7
Stock-based compensation expense	498	441
Provision for (recovery of) doubtful accounts	2	(3)
Deferred income taxes, net	(168)	(55)
Excess tax benefits from stock-based compensation	(45)	(63)
Gain on previously held interests in strategic investments	(45)	—
Impairment of strategic investment	33	—
Other, net	23	11
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	549	243
Inventories	(183)	(178)
Other assets	96	119
Accounts payable	(241)	(28)
Accrued expenses	(279)	(211)
Income taxes payable	(336)	(290)
Deferred revenue	701	766
Other liabilities	21	(10)
Net cash provided by operating activities	$2,592	$2,941
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the six months ended June 30, 2014:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2014	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786
Stock issued through stock option and stock purchase plans	16	—	234	—	—	—	234
Tax benefit from stock options exercised	—	—	43	—	—	—	43
Restricted stock grants, cancellations and withholdings, net	3	—	(28)	—	—	—	(28)
Repurchase of common stock	(39)	—	(1,000)	—	—	—	(1,000)
Stock options issued in business acquisitions	—	—	33	—	—	—	33
Stock-based compensation	—	—	506	—	—	—	506
Cash dividends declared	—	—	—	(446)	—	—	(446)
Impact from equity transactions of non-controlling interests	—	—	(376)	—	—	(25)	(401)
Actuarial gain on pension plan	—	—	—	—	1	—	1
Change in market value of investments	—	—	—	—	71	1	72
Change in market value of derivatives	—	—	—	—	(2)	—	(2)
Translation adjustment	—	—	—	—	4	—	4
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	980	—	74	1,054
Balance, June 30, 2014	2,029	$20	$818	$21,648	$(165)	$1,535	$23,856

For the six months ended June 30, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,107	$21	$3,691	$18,853	$(208)	$1,167	$23,524
Stock issued through stock option and stock purchase plans	11	—	175	—	—	—	175
Tax benefit from stock options exercised	—	—	46	—	—	—	46
Restricted stock grants, cancellations and withholdings, net	4	—	(51)	—	—	—	(51)
Repurchase of common stock	(42)	—	(1,000)	—	—	—	(1,000)
EMC purchase of VMware stock	—	—	(124)	—	—	(26)	(150)
Stock-based compensation	—	—	445	—	—	—	445
Cash dividends declared	—	—	—	(212)	—	—	(212)
Impact from equity transactions of non-controlling interests	—	—	(269)	—	—	119	(150)
Change in market value of investments	—	—	—	—	(35)	(2)	(37)
Translation adjustment	—	—	—	—	(56)	—	(56)
Convertible debt conversions and warrant settlement	—	—	1	—	—	—	1
Reclassification of convertible debt (to)/from mezzanine (Note 4)	—	—	32	—	—	—	32
Net income	—	—	—	1,281	—	84	1,365
Balance, June 30, 2013	2,080	$21	$2,946	$19,922	$(299)	$1,342	$23,932

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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and six-month periods ended June 30, 2014 and 2013.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation. During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The acquisition of these businesses was accounted for as a business combination between entities under common control. We reflected the impact of the transaction in our segment and included the financial results of the acquired businesses in the Information Storage segment and excluded these from the Pivotal segment for the three and six months ended June 30, 2014. We recast the segment disclosures for the prior financial reporting period to present the impact of the transaction. None of the

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

segment reclassifications impact EMC's previously reported consolidated financial statements. See Note 15 for further discussion of the segment reclassifications.
Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued new accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity which clarifies the scope of what should be reported as discontinued operations and expands required disclosures. This new guidance is effective beginning January 1, 2015, with early adoption permitted. The impact of this guidance will be dependent on the nature and significance of any transactions within the scope of this new guidance.

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

2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as non-controlling interests in the accompanying consolidated balance sheets and was $1,430 million and $1,380 million as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Net income attributable to EMC Corporation	$980	$1,281
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	51	52
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(427)	(321)
Net transfers (to) from non-controlling interest	(376)	(269)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$604	$1,012

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million at both June 30, 2014 and December 31, 2013. At June 30, 2014, EMC held approximately 84% of the economic interest in Pivotal. General Electric Company's ("GE") interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE's non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal's equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.
3.  Business Combinations, Intangibles and Goodwill

Acquisition of AirWatch

On February 24, 2014, VMware acquired all of the outstanding capital stock of A.W.S. Holding, LLC ("AirWatch Holding"), the sole member and equity holder of AirWatch LLC ("AirWatch"). AirWatch is a leader in enterprise mobile management and security solutions. VMware acquired AirWatch to expand its solutions within the enterprise mobile and security space. The aggregate consideration paid for AirWatch was $1,092 million, net of cash acquired, including cash of $1,068 million and the fair value of assumed unvested equity attributed to pre-combination services totaling $24 million.

Merger consideration totaling $300 million was payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period. Compensation expense totaling $60 million was recognized from the date of acquisition through June 30, 2014.

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

These VMware intangible assets are being amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, recognized and primarily related to expected synergies from the transaction. The majority of the goodwill and identifiable intangible assets are expected to be deductible for U.S. federal income tax purposes. The results of this acquisition have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired company were not material to our consolidated results of operations for the three and six months ended June 30, 2014 or 2013.

Other Acquisitions

During the six months ended June 30, 2014, EMC acquired two companies. We acquired all of the outstanding capital stock of DSSD, Inc., a developer of an innovative new rack-scale flash storage architecture for I/O-intensive in-memory databases and Big Data workloads, which complements and expands our Information Storage segment. We also acquired Symplified Inc, a provider of a comprehensive cloud identity solution that helps service-oriented IT organizations simplify user access, regain

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

visibility and control over application usage and meet security and compliance requirements, which complements and expands our RSA Information Security segment.

The aggregate consideration for these two acquisitions was $721 million, which consisted of $657 million of cash consideration, net of cash acquired, $8 million for the fair value of assumed unvested equity attributed to pre-combination services and $11 million in contingent consideration attributed to pre-combination services which is included in accrued expenses on the consolidated balance sheets. In connection with these acquisitions, we had a $45 million gain on previously held interests in strategic investments which was recognized in other expense, net in the second quarter of 2014. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $509 million, $300 million and $88 million, respectively.

The intangible assets acquired were comprised of developed technology intangible assets which have a weighted-average amortization period of 7 years. These intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, recognized and primarily related to expected synergies from the transaction. The goodwill is not deductible for U.S. federal income tax purposes. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three and six months ended June 30, 2014 or 2013.

Intangible Assets
Intangible assets, excluding goodwill, as of June 30, 2014 and December 31, 2013 consist of (tables in millions):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,783	$(1,546)	$1,237
Patents	225	(109)	116
Software licenses	104	(92)	12
Trademarks and tradenames	212	(127)	85
Customer relationships and customer lists	1,463	(914)	549
Leasehold interest	147	(13)	134
Other	44	(30)	14
Total intangible assets, excluding goodwill	$4,978	$(2,831)	$2,147

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,356	$(1,429)	$927
Patents	225	(102)	123
Software licenses	101	(90)	11
Trademarks and tradenames	171	(118)	53
Customer relationships and customer lists	1,386	(855)	531
Leasehold interest	145	(11)	134
Other	28	(27)	1
Total intangible assets, excluding goodwill	$4,412	$(2,632)	$1,780

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the six months ended June 30, 2014 consist of (table in millions):

	Six Months Ended June 30, 2014
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,486	$1,487	$2,203	$177	$3,071	$14,424
Goodwill resulting from acquisitions	509	—	—	—	879	1,388
Finalization of purchase price allocations and other, net	—	(2)	—	—	(8)	(10)
Goodwill transferred in acquisition of Pivotal businesses	6	—	—	(6)	—	—
Balance, end of the period	$8,001	$1,485	$2,203	$171	$3,942	$15,802

During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The transfer of goodwill pursuant to this acquisition is shown above for the six months ended June 30, 2014. For both transactions, the amount of transferred goodwill was determined using the relative fair value method. See Note 15 for further discussion of the segment reclassifications.

4.  Debt

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of June 30, 2014, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of June 30, 2014 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	999
		$5,494

The unamortized discount on the Notes consists of $6 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.54% for both the three and six months ended June 30, 2014.

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

The 2013 Notes paid interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2013 Notes was 5.6% for both the three and six months ended June 30, 2013.

The following table represent the key components of our interest expense on convertible debt for the three and six months ended June 30, 2013 (table in millions):

	June 30, 2013
	Three Months Ended	Six Months Ended
Contractual interest expense on the coupon	$7	$15
Amortization of the discount component recognized as interest expense	16	31
Total interest expense on the convertible debt	$23	$46
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At June 30, 2014, we had $176 million of accumulated realized losses related to the settled swaps in accumulated other comprehensive income which will be realized over the remaining life of our ten year Notes. These losses will be reclassified from other comprehensive income and recognized on a straight-line basis in the consolidated income statements as interest expense beginning in the third quarter of 2014.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At June 30, 2014, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At June 30, 2014 and December 31, 2013, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at June 30, 2014 and December 31, 2013 (tables in millions):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,201	$4	$(1)	$2,204
U.S. corporate debt securities	2,294	5	(1)	2,298
High yield corporate debt securities	554	23	—	577
Asset-backed securities	25	—	—	25
Municipal obligations	965	3	—	968
Auction rate securities	63	—	(4)	59
Foreign debt securities	2,515	7	(1)	2,521
Total fixed income securities	8,617	42	(7)	8,652
Publicly traded equity securities	166	133	(4)	295
Total	$8,783	$175	$(11)	$8,947
We held approximately $2,521 million in foreign debt securities at June 30, 2014. These securities have an average credit rating of A+, and approximately 5% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain or Cyprus.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013 (tables in millions):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash	$1,693	$—	$—	$1,693
Cash equivalents	3,330	664	—	3,994
U.S. government and agency obligations	1,349	855	—	2,204
U.S. corporate debt securities	—	2,298	—	2,298
High yield corporate debt securities	—	577	—	577
Asset-backed securities	—	25	—	25
Municipal obligations	—	968	—	968
Auction rate securities	—	—	59	59
Foreign debt securities	—	2,521	—	2,521
Publicly traded equity securities	295	—	—	295
Total cash and investments	$6,667	$7,908	$59	$14,634
Other items:
Strategic investments held at cost	$—	$—	$296	$296
Investment in joint venture	—	—	36	36
Long-term debt carried at discounted cost	—	(5,513)	—	(5,513)
Foreign exchange derivative assets	—	20	—	20
Foreign exchange derivative liabilities	—	(20)	—	(20)
Commodity derivative assets	—	2	—	2

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,725	$—	$—	$1,725
Cash equivalents	5,674	492	—	6,166
U.S. government and agency obligations	1,797	1,930	—	3,727
U.S. corporate debt securities	—	2,266	—	2,266
High yield corporate debt securities	—	531	—	531
Municipal obligations	—	863	—	863
Auction rate securities	—	—	60	60
Foreign debt securities	—	2,155	—	2,155
Publicly traded equity securities	95	—	—	95
Total cash and investments	$9,291	$8,237	$60	$17,588
Other items:
Strategic investments held at cost	$—	$—	$379	$379
Investment in joint venture	—	—	35	35
Convertible debt carried at discounted cost	—	(5,419)	—	(5,419)
Foreign exchange derivative assets	—	31	—	31
Foreign exchange derivative liabilities	—	(20)	—	(20)
Commodity derivative assets	—	4	—	4

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of June 30, 2014, the coupon rates used ranged from 0% to 3% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at June 30, 2014. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at June 30, 2014 and December 31, 2013 due to the narrowing of credit spreads on AA-rated banks during 2013 and into 2014.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three and six months ended June 30, 2014 and 2013 (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of the period	$60	$68	$60	$70
Calls at par value	—	—	—	(1)
Other-than-temporary impairment loss	—	—	—	(1)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	(1)	—	(1)	—
Balance, end of the period	$59	$68	$59	$68

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
EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we use a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the second quarter of 2014.

The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the three and six months ended June 30, 2014 and 2013 (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of the period	$35	$33	$35	$33
Realized gain included in other expense, net	1	1	1	1
Balance, end of period	$36	$34	$36	$34

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

Unrealized losses on investments at June 30, 2014 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$400	$(1)	$—	$—	$400	$(1)
U.S. corporate debt securities	493	(1)	—	—	493	(1)
Auction rate securities	—	—	59	(4)	59	(4)
Foreign debt securities	521	(1)	—	—	521	(1)
Publicly traded equity securities	26	(3)	—	(1)	26	(4)
Total	$1,440	$(6)	$59	$(5)	$1,499	$(11)
For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2014, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, third party guarantees and the time to maturity.
In the second quarter of 2014, an unrealized gain of $88 million was recorded in other comprehensive income related to a strategic investment which completed an initial public offering in June 2014. This investment was reclassified from our portfolio of strategic investments held at cost to publicly traded equity securities.
Contractual Maturities
The contractual maturities of fixed income securities held at June 30, 2014 are as follows (table in millions):

	June 30, 2014
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,926	$1,928
Due after 1 year through 5 years	5,765	5,783
Due after 5 years through 10 years	544	563
Due after 10 years	382	378
Total	$8,617	$8,652

Short-term investments on the consolidated balance sheet include $34 million in variable rate notes which have contractual maturities in 2014, and are not classified within investments due within one year above.

6.  Inventories
Inventories consist of (table in millions):

	June 30, 2014	December 31, 2013
Work-in-process	$721	$696
Finished goods	676	638
	$1,397	$1,334
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual amounts due under the leases we retained as of June 30, 2014 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$87
Due within two years	69
Due within three years	61
Thereafter	3
Total	220
Less: Amounts representing interest	5
Present value	215
Current portion (included in accounts and notes receivable)	86
Long-term portion (included in other assets, net)	$129
Subsequent to June 30, 2014, we sold $39 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of June 30, 2014, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the six months ended June 30, 2014 and 2013 (table in millions):

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Balance, beginning of the period	$9	$17
Recoveries	(5)	(9)
Provisions	6	3
Balance, end of the period	$10	$11

Gross lease receivables totaled $220 million and $252 million as of June 30, 2014 and December 31, 2013, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	June 30, 2014	December 31, 2013
Furniture and fixtures	$239	$229
Equipment and software	6,391	5,973
Buildings and improvements	2,284	2,089
Land	159	132
Building construction in progress	100	215
	9,173	8,638
Accumulated depreciation	(5,567)	(5,160)
	$3,606	$3,478

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Building construction in progress at June 30, 2014 includes $74 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Ventures
We make investments in joint ventures. For each joint venture investment, we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of June 30, 2014, we have contributed $1,255 million in funding and $17 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other expense, net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, we have recorded net accumulated losses from VCE of $956 million since inception, of which $85 million and $160 million were recorded in the three and six months ending June 30, 2014, respectively, and $71 million and $140 million were recorded in the three and six months ended June 30, 2013, respectively.

We recognized $172 million and $342 million in revenue from sales of product and services to VCE during the three and six months ended June 30, 2014, respectively, and $102 million and $176 million for the three and six months ended June 30, 2013, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we had a receivable from VCE related to the administrative services agreement of $60 million and $52 million as of June 30, 2014 and December 31, 2013, respectively, included in other current assets in the consolidated balance sheets.

10.  Accrued Expenses
Accrued expenses consist of (table in millions):

	June 30, 2014	December 31, 2013
Salaries and benefits	$989	$1,078
Product warranties	255	289
Dividends payable (see Note 12)	240	205
Partner rebates	201	214
Restructuring, current (See Note 13)	128	84
Derivatives	23	23
Other	914	890
	$2,750	$2,783
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and six months ended June 30, 2014 and 2013 (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of the period	$274	$283	$289	$278
Provision	32	51	74	96
Amounts charged to the accrual	(51)	(43)	(108)	(83)
Balance, end of the period	$255	$291	$255	$291
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
11.  Income Taxes

Our effective income tax rates were 23.1% and 23.6% for the three and six months ended June 30, 2014, respectively. Our effective income tax rates were 22.4% and 17.7% for the three and six months ended June 30, 2013, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. For the three and six months ended June 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and the U.S. federal tax credit for increasing research activities. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the six months ended June 30, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the six months ended June 30, 2013, which reduced our effective tax rate for the six month period.

Our effective income tax rate increased in the three and six months ended June 30, 2014 from the three and six months ended June 30, 2013 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 1.0% and 5.1% for the three and six months ended June 30, 2013. Our effective income tax rate for the three and six months ended June 30, 2014 does not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income attributable to EMC Corporation	$589	$701	$980	$1,281
Incremental dilution from VMware	(1)	(2)	(3)	(3)
Net income – dilution attributable to EMC Corporation	$588	$699	$977	$1,278
Denominator:
Weighted average shares, basic	2,037	2,092	2,033	2,097
Weighted common stock equivalents	27	29	27	30
Assumed conversion of the 2013 Notes and associated warrants	—	53	10	54
Weighted average shares, diluted	2,064	2,174	2,070	2,181
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised during the year ended December 31, 2012. The remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014. These warrants were settled with shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the three and six months ended June 30, 2013 as the average stock price exceeded the exercise price, and during the six months ended June 30, 2014 for the period the warrants were outstanding.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 1 million and 4 million for the three and six months ended June 30, 2014, respectively, and 4 million for both the three and six months ended June 30, 2013, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013. For the six months ended June 30, 2014, we spent $1.0 billion to repurchase 39 million shares of our common stock. Of the 250 million shares authorized for repurchase, we have repurchased 133 million shares at a total cost of $3.4 billion, leaving a remaining balance of 117 million shares authorized for future repurchases.  We plan to spend up to $6.0 billion in the repurchase of shares during the two years ending December 31, 2014. This includes $3.0 billion spent during the year ended December 31, 2013 and $3.0 billion to be spent during the year ending December 31, 2014.

Cash Dividend on Common Stock
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock. On April 17, 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders to $0.115 per share of common stock.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Fiscal Year 2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	N/A	October 23, 2014

Fiscal Year 2013:
May 30, 2013	$0.10	July 1, 2013	$212	July 23, 2013
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2013(a)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	4	83	1	—	(1)	87
Net losses (gains) reclassified from accumulated other comprehensive income	—	(11)	(3)	1	—	(13)
Net current period other comprehensive income (loss)	4	72	(2)	1	(1)	74
Balance as of June 30, 2014(b)	$(49)	$103	$(108)	$(109)	$(2)	$(165)
__________________

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $61 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 are as follows (tables in millions):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Three Months Ended June 30, 2014:

Net gain on investments:	$9	Investment income
	(3)	Provision for income tax
Net of tax	$6

Net gain on derivatives:
Foreign exchange contracts	$2	Product sales revenue
Foreign exchange contracts	(1)	Cost of product sales
Total net gain on derivatives before tax	1
	—	Provision for income tax
Net of tax	$1

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Six Months Ended June 30, 2014:

Net gain on investments:	$17	Investment income
	(6)	Provision for income tax
Net of tax	$11

Net gain on derivatives:
Foreign exchange contracts	$3	Product sales revenue
Foreign exchange contracts	—	Cost of product sales
Total net gain on derivatives before tax	3
	—	Provision for income tax
Net of tax	$3

13.  Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2014, we incurred restructuring and acquisition-related charges of $30 million and $149 million, respectively. For the three and six months ended June 30, 2013, we incurred restructuring and acquisition-related charges of $7 million and $155 million, respectively. For the three and six months ended June 30, 2014, EMC incurred $29 million and $144 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and during both the three and six months ended June 30, 2014, EMC incurred $2 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For each of the three and six months ended June 30, 2014, VMware recognized a recovery of $1 million related to its restructuring program. For the six months ended June 30, 2014, VMware incurred $4 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and six months ended June 30, 2013, EMC incurred $4 million and $85 million, respectively, of restructuring charges, primarily related to our 2013 restructuring programs. For the three and six months ended June 30, 2013, VMware incurred $2 million and $56 million, respectively, of restructuring charges, primarily related to the 2013 restructuring program. For the six months ended June 30, 2013, EMC incurred $3 million and VMware incurred $1 million of costs for financial, advisory, legal and accounting services in connection with acquisitions. Additionally, during the three and six months ended June 30, 2013, VMware incurred $1 million and $10 million, respectively, of impairment charges related to its business realignment.

In the first and second quarters of 2014, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,326 and 210 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Information Intelligence Group and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2013, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of 1,917 positions, of which 1,004 positions were identified in the first and second quarters of 2013. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed within a year of the start of the program.

During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions were completed within a year of the start of the program.

For the three and six months ended June 30, 2014, we recognized $4 million and $8 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and six months ended June 30, 2013, we recognized $5 million and $12 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

The activity for the restructuring programs is presented below (tables in millions):
Three Months Ended June 30, 2014:

2014 EMC Program
Category	Balance as of March 31, 2014	2014 Charges	Utilization	Balance as of June 30, 2014
Workforce reductions	$102	$32	$(36)	$98
Consolidation of excess facilities and other contractual obligations	1	4	(2)	3
Total	$103	$36	$(38)	$101

Other EMC Programs
Category	Balance as of March 31, 2014	Adjustments to the Provision	Utilization	Balance as of June 30, 2014
Workforce reductions	$37	$(7)	$(13)	$17
Consolidation of excess facilities and other contractual obligations	20	—	(2)	18
Total	$57	$(7)	$(15)	$35

Six Months Ended June 30, 2014:

2014 EMC Program
Category	Balance as of December 31, 2013	2014 Charges	Utilization	Balance as of June 30, 2014
Workforce reductions	$—	$149	$(51)	$98
Consolidation of excess facilities and other contractual obligations	—	6	(3)	3
Total	$—	$155	$(54)	$101

Other EMC Programs
Category	Balance as of December 31, 2013	Adjustments to the Provision	Utilization	Balance as of June 30, 2014
Workforce reductions	$66	$(13)	$(36)	$17
Consolidation of excess facilities and other contractual obligations	24	2	(8)	18
Total	$90	$(11)	$(44)	$35

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
Our management measures are designed to assess performance of these reporting segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense and acquisition-related intangible asset amortization expense. Additionally, in certain instances, infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. Research and development expenses, selling, general and administrative expenses and restructuring and acquisition and other related charges associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the EMC Information Infrastructure business level. EMC Information Infrastructure and Pivotal have not been allocated non-operating income (expense), net and income tax provision as these costs are managed centrally at the EMC corporate level. Accordingly, for the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure, while for Pivotal, operating income is the operating performance measure. The VMware Virtual Infrastructure within EMC amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and six months ended June 30, 2014 and 2013 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
June 30, 2014
Revenues:
Product revenues	$2,551	$37	$104	$2,692	$15	$2,707
Services revenues	1,425	121	139	1,685	39	1,724
Total consolidated revenues	3,976	158	243	4,377	54	4,431

Gross profit	$2,192	$100	$162	$2,454	$26	$2,480
Gross profit percentage	55.1%	63.2%	66.7%	56.1%	47.2%	55.9%

Research and development				358	33	391
Selling, general and administrative				1,140	46	1,186
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,498	79	1,577
Operating income (expense)				$956	$(53)	$903

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
June 30, 2014
Revenues:
Product revenues	$2,707	$612	$—	$3,319
Services revenues	1,724	837	—	2,561
Total consolidated revenues	4,431	1,449	—	5,880

Gross profit	$2,480	$1,272	$(98)	$3,654
Gross profit percentage	55.9%	87.8%	—%	62.1%

Research and development	391	246	103	740
Selling, general and administrative	1,186	602	222	2,010
Restructuring and acquisition-related charges	—	—	30	30
Total costs and expenses	1,577	848	355	2,780

Operating income (expense)	903	424	(453)	874

Non-operating income (expense), net	(84)	8	11	(65)
Income tax provision (benefit)	209	91	(113)	187
Net income	610	341	(329)	622
Net income attributable to the non-controlling interest in VMware, Inc.	—	(69)	36	(33)
Net income attributable to EMC Corporation	$610	$272	$(293)	$589

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
June 30, 2013
Revenues:
Product revenues	$2,577	$39	$98	$2,714	$15	$2,729
Services revenues	1,377	113	130	1,620	27	1,647
Total consolidated revenues	3,954	152	228	4,334	42	4,376

Gross profit	$2,236	$96	$148	$2,480	$20	$2,500
Gross profit percentage	56.5%	63.1%	65.1%	57.2%	48.1%	57.1%

Research and development				377	26	403
Selling, general and administrative				1,118	36	1,154
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,495	62	1,557
Operating income (expense)				$985	$(42)	$943

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
June 30, 2013
Revenues:
Product revenues	$2,729	$529	$—	$3,258
Services revenues	1,647	709	—	2,356
Total consolidated revenues	4,376	1,238	—	5,614

Gross profit	$2,500	$1,109	$(100)	$3,509
Gross profit percentage	57.1%	89.6%	—%	62.5%

Research and development	403	207	85	695
Selling, general and administrative	1,154	489	142	1,785
Restructuring and acquisition-related charges	—	—	7	7
Total costs and expenses	1,557	696	234	2,487

Operating income (expense)	943	413	(334)	1,022

Non-operating income (expense), net	(78)	3	19	(56)
Income tax provision (benefit)	214	93	(91)	216
Net income	651	323	(224)	750
Net income attributable to the non-controlling interest in VMware, Inc.	—	(67)	18	(49)
Net income attributable to EMC Corporation	$651	$256	$(206)	$701

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Six Months Ended:
June 30, 2014
Revenues:
Product revenues	$4,853	$72	$208	$5,133	$26	$5,159
Services revenues	2,803	240	278	3,321	78	3,399
Total consolidated revenues	7,656	312	486	8,454	104	8,558

Gross profit	$4,168	$199	$323	$4,690	$45	$4,735
Gross profit percentage	54.4%	63.9%	66.4%	55.5%	42.9%	55.3%

Research and development				736	66	802
Selling, general and administrative				2,241	87	2,328
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				2,977	153	3,130
Operating income (expense)				$1,713	$(108)	$1,605

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2014
Revenues:
Product revenues	$5,159	$1,168	$—	$6,327
Services revenues	3,399	1,633	—	5,032
Total consolidated revenues	8,558	2,801	—	11,359

Gross profit	$4,735	$2,457	$(191)	$7,001
Gross profit percentage	55.3%	87.7%	—%	61.6%

Research and development	802	474	196	1,472
Selling, general and administrative	2,328	1,139	394	3,861
Restructuring and acquisition-related charges	—	—	149	149
Total costs and expenses	3,130	1,613	739	5,482

Operating income (expense)	1,605	844	(930)	1,519

Non-operating income (expense), net	(164)	15	10	(139)
Income tax provision (benefit)	378	175	(227)	326
Net income	1,063	684	(693)	1,054
Net income attributable to the non-controlling interest in VMware, Inc.	—	(138)	64	(74)
Net income attributable to EMC Corporation	$1,063	$546	$(629)	$980

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Six Months Ended:
June 30, 2013
Revenues:
Product revenues	$5,048	$82	$198	$5,328	$28	$5,356
Services revenues	2,704	226	262	3,192	49	3,241
Total consolidated revenues	7,752	308	460	8,520	77	8,597

Gross profit	$4,324	$195	$301	$4,820	$37	$4,857
Gross profit percentage	55.8%	63.4%	65.2%	56.6%	48.1%	56.5%

Research and development				743	52	795
Selling, general and administrative				2,195	73	2,268
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				2,938	125	3,063
Operating income (expense)				$1,882	$(88)	$1,794

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Six Months Ended:
June 30, 2013
Revenues:
Product revenues	$5,356	$1,013	$—	$6,369
Services revenues	3,241	1,391	—	4,632
Total consolidated revenues	8,597	2,404	—	11,001

Gross profit	$4,857	$2,150	$(200)	$6,807
Gross profit percentage	56.5%	89.4%	—%	61.9%

Research and development	795	397	178	1,370
Selling, general and administrative	2,268	939	292	3,499
Restructuring and acquisition-related charges	—	—	155	155
Total costs and expenses	3,063	1,336	625	5,024

Operating income (expense)	1,794	814	(825)	1,783

Non-operating income (expense), net	(152)	7	19	(126)
Income tax provision (benefit)	401	176	(285)	292
Net income	1,241	645	(521)	1,365
Net income attributable to the non-controlling interest in VMware, Inc.	—	(129)	45	(84)
Net income attributable to EMC Corporation	$1,241	$516	$(476)	$1,281

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$3,056	$2,963	$5,890	$5,795
Europe, Middle East and Africa	1,669	1,486	3,261	2,963
Asia Pacific and Japan	802	835	1,525	1,573
Latin America, Mexico and Canada	353	330	683	670
Total	$5,880	$5,614	$11,359	$11,001

No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2014 or 2013.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,356 million at June 30, 2014 and $4,433 million at December 31, 2013. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $998 million at June 30, 2014 and $877 million at December 31, 2013. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at June 30, 2014 or December 31, 2013.

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
INTRODUCTION
We manage our business as three federated businesses, each of which plays a vital role in the delivery of IT-as-a-service ("ITaaS"): EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. This approach allows each of the three businesses to individually build best-of-breed products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same ultimate goal of helping customers manage information which is becoming central to their operations as data centers move to an ITaaS model. In 2014, we will continue investing in the best technology and building the most complete portfolio to transition customers from the second platform of IT to the emerging and rapidly growing third platform of IT. We are a leader in the second platform of IT, which continues to support the vast majority of enterprise workloads and customers contained at these environments, and we believe we will continue to gain share in 2014. At the same time, we believe we have more offerings in the third platform of IT than anyone else and are better equipped to help customers bridge the gap as they transition from the second to third platform of IT. The third platform of IT includes cloud computing, Big Data, mobile, and social networking, which to operate successfully requires Trusted IT to establish security, privacy and trust in IT solutions. By segmenting our strategy and executional focus across these three businesses, we can focus on each of their respective missions and offer customers horizontal solutions and more choices than they get from our competitors to maximize control, efficiency and choice.  We believe this strategy provides us with the opportunity to take advantage of the solid growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.
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
Pivotal
In April 2013, we, along with VMware and an investment from General Electric Company (“GE”), formed Pivotal, which is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The first version of this integrated technology platform, Pivotal One, will continue to be a cornerstone offering in 2014 together with high-value strategic services. The foundation of Pivotal One, Cloud Foundry, continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds in addition to our own and not lock a customer into any one cloud in particular. On top of this platform, Pivotal will offer its own suite of big and fast data capabilities, featuring game

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

changing innovations that use Hadoop Distributed File System ("HDFS") and scalar processing technologies. Additionally, its development services business, Pivotal Labs, will help existing customers and digital era startups build industrial-strength applications with more agility, more speed, and better quality. With its renewed focus on driving a business model to support exclusively software and strategic services, we believe we are positioning the business for rapid growth in the future.
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
VMware has articulated a vision for the software-defined data center ("SDDC"), where increasingly infrastructure is virtualized and delivered as a service, enabling control of the data center to be entirely automated by software. The SDDC is designed to transform the data center into an on-demand service that addresses application requirements by abstracting, pooling and automating the services that are required from the underlying hardware. SDDC promises to dramatically simplify data center operations and lower costs. The VMware vCloud Suite, which is its first integrated solution toward realizing the SDDC vision and is based upon its VMware vSphere virtualization platform, was initially introduced in late 2012.
On a consolidated basis, given our position and strength, we are working with a very large installed base of loyal customers with leading-edge technology for every layer of the IT stack, products and services for the infrastructure layer that include best-of-breed storage arrays, software defined storage, converged infrastructure and information security. Solutions for the virtualization layer that enable the software defined data center, hybrid cloud and end-user computing and a cloud agnostic PaaS offering have become the PaaS offerings of choice for enterprises looking to build out next-gen apps to harness the power of Big Data. This combination provides a strong portfolio of offerings and solutions in the second platform which will continue to support the majority of workloads for several years to come as the market transitions to the third platform with leading technologies and product as a services offerings and a powerful capability to bridge the gap between the two. Our vision, strategy, market leading assets within our portfolio which continues to be expanded with our recent and upcoming product releases, as well as our go-to market capabilities positions us to continue to anticipate and capitalize on the mega trends of cloud computing and Big Data, while addressing the mobile and social networking trends, with the necessary Trusted IT needs in 2014 and beyond. As a result, we believe on a consolidated basis we will continue to grow faster than the markets we serve in 2014, as we simultaneously invest in the business and grow earnings per share.
RESULTS OF OPERATIONS
Revenues
The following tables present total revenue by our segments (in millions):

	For the Three Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Information Storage	$3,976	$3,954	$22	1%
Information Intelligence Group	158	152	6	4%
RSA Information Security	243	228	15	6%
Pivotal	54	42	12	29%
VMware Virtual Infrastructure	1,449	1,238	211	17%
Total revenues	$5,880	$5,614	$266	5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Information Storage	$7,656	$7,752	$(96)	(1)%
Information Intelligence Group	312	308	4	1%
RSA Information Security	486	460	26	6%
Pivotal	104	77	27	35%
VMware Virtual Infrastructure	2,801	2,404	397	16%
Total revenues	$11,359	$11,001	$358	3%

Consolidated product revenues increased 2% to $3,319 million and decreased 1% to $6,327 million for the three and six months ended June 30, 2014, respectively. The percentage increase for the three months ended June 30, 2104 was primarily driven by the VMware Virtual Infrastructure segment, partially offset by the Information Storage segment. The percentage decrease for the six months ended June 30, 2104 was primarily driven by the Information Storage segment, somewhat offset by the VMware Virtual Infrastructure segment.

The Information Storage segment’s product revenues decreased 1% and 4% to $2,551 million and $4,853 million for the three and six months ended June 30, 2014, respectively. Revenue from the high-end storage business decreased 14% for the three months ended June 30, 2014 primarily driven by a customer pause in purchasing in anticipation of our upcoming refresh of our high end offerings and higher than typical revenues in the three months ended June 30, 2013, which negatively impacted the growth rate for the period. Additionally, the planned change in our order fulfillment processes and higher than normal revenues in the six months ended June 30, 2013 also negatively impacted our high-end growth rate. Partially offsetting this decrease, revenue from the Emerging Storage business increased 52% and 65% for the three and six months ended June 30, 2014, respectively, primarily due to increased demand for our portfolio of best-of-breed products that are thriving with the shift to the third platform, including flash from XtremIO, software defined storage with ViPR, object-based cloud storage with Atmos and scale-out file storage from Isilon. Additionally, revenue from the Unified and Backup Recovery business increased 6% and 5% during the three and six months ended June 30, 2014, respectively, with growth generated from both our VNX and Data Domain offerings.

The Pivotal segment’s product revenues decreased 1% and 5% to $15 million and $26 million for the three and six months ended June 30, 2014, respectively. The decrease is primarily attributable to an increase in license orders which have subscription-based, ratable revenue recognition. As a result, Pivotal's product revenue decline for the quarter does not reflect the growth in demand which grew compared to the comparable periods in the prior year. Pivotal continues to have significant customer wins with its newer offerings of Pivotal One and Pivotal CF, which is based on Cloud Foundry. Cloud Foundry, a cloud-independent PaaS, continues gaining momentum to become the standard for PaaS, as Pivotal adds numerous sponsors who will utilize the platform to build out the next-generation applications.

The VMware Virtual Infrastructure segment’s product revenues increased 16% and 15% to $612 million and $1,168 million for the three and six months ended June 30, 2014, respectively. VMware’s license revenues increased during the three and six months ended June 30, 2014 primarily due to an increase in revenue from its integrated product suites, including VMware vCloud Suite. Its integrated product suites include various product offerings and are sold at a greater price than our products that are sold on an individual basis. ELAs comprised 37% of their overall sales during both the three months ended June 30, 2014 and 2013 and 32% and 33% of their overall sales during the six months ended June 30, 2014 and 2013, respectively, with the balance represented by non-ELA, or transactional business.

The RSA Information Security segment’s product revenues increased 7% and 6% to $104 million and $208 million for the three and six months ended June 30, 2014, respectively. The increase in product revenue was driven by growth in both our Identity and Data Protection and Security Management and Compliance businesses. Security continues to become increasingly more important in IT decisions and RSA continues to benefit from this trend with its advanced, data driven security offerings.

The Information Intelligence Group segment’s product revenues decreased 6% and 13% to $37 million and $72 million for the three and six months ended June 30, 2014, respectively. The year-over-year decrease in product revenues was primarily due to the timing of revenue recognition resulting from growth in the subscription business. This business continues to make progress as it continues to innovate to meet customers' demand for technologies that work seamlessly in mobile cloud environments, like xCP and Syncplicity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Consolidated services revenues increased 9% to $2,561 million and $5,032 million for both the three and six months ended June 30, 2014, respectively. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services as we continue to provide expertise to customers on effective ways to enable cloud computing and to leverage their Big Data assets.

The Information Storage segment’s services revenues increased 3% and 4% to $1,425 million and $2,803 million for the three and six months ended June 30, 2014, respectively. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as increased professional services. We have experienced a growing demand for professional services as we assist with customers' transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues increased 46% and 57% to $39 million and $78 million for the three and six months ended June 30, 2014, respectively. The increase in services revenues was primarily attributable to higher professional services in the three and six months ended June 30, 2014 as Pivotal transitions to enterprise customers, with their renewed focus on agile development and services surrounding their Pivotal One and Pivotal CF platforms.

The VMware Virtual Infrastructure segment’s services revenues increased 18% and 17% to $837 million and $1,633 million for the three and six months ended June 30, 2014, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from strong renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. Additionally, VMware experienced increased demand in their professional services, driven by the growth in their license sales and installed base.

The RSA Information Security segment’s services revenues increased 6% to $139 million and $278 million for both the three and six months ended June 30, 2014, respectively. Services revenues increased due to an increase primarily in professional services, as well as an increase in maintenance revenues, resulting from continued demand for support from our installed base.

The Information Intelligence Group segment’s services revenues increased 7% and 6% to $121 million and $240 million for the three and six months ended June 30, 2014, respectively. The increase in services revenues was due to increased customer demand for services related to new product offerings and strategic professional services.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	June 30, 2014	June 30, 2013	% Change

United States	$3,056	$2,963	3%
Europe, Middle East and Africa	1,669	1,486	12%
Asia Pacific and Japan	802	835	(4)%
Latin America, Mexico and Canada	353	330	7%
Total revenues	$5,880	$5,614	5%

	For the Six Months Ended
	June 30, 2014	June 30, 2013	% Change

United States	$5,890	$5,795	2%
Europe, Middle East and Africa	3,261	2,963	10%
Asia Pacific and Japan	1,525	1,573	(3)%
Latin America, Mexico and Canada	683	670	2%
Total revenues	$11,359	$11,001	3%
Revenues increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 in the United States, Europe, Middle East and Africa and Latin America, Mexico and Canada. Revenues decreased in the three and six months ended June 30, 2014 in the Asia Pacific and Japan regions when compared to the same periods in 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Changes in exchange rates positively impacted revenue growth by 0.5% for the three months ended June 30, 2014 and had no impact to revenue growth for the six months ended June 30, 2014. The positive impact of the change in rates was most significant in Euro region and the United Kingdom, somewhat offset by negative impacts from the Asia Pacific markets, primarily Australia and Japan.

Costs and Expenses

The following tables present our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Cost of revenue:
Information Storage	$1,784	$1,718	$66	4%
Information Intelligence Group	58	56	2	4%
RSA Information Security	81	80	1	1%
Pivotal	28	22	6	31%
VMware Virtual Infrastructure	177	129	48	37%
Corporate reconciling items	98	100	(2)	(2)%
Total cost of revenue	2,226	2,105	121	6%
Gross margins:
Information Storage	2,192	2,236	(44)	(2)%
Information Intelligence Group	100	96	4	4%
RSA Information Security	162	148	14	9%
Pivotal	26	20	6	27%
VMware Virtual Infrastructure	1,272	1,109	163	15%
Corporate reconciling items	(98)	(100)	2	(2)%
Total gross margin	3,654	3,509	145	4%
Operating expenses:
Research and development(1)	740	695	45	7%
Selling, general and administrative(2)	2,010	1,785	225	13%
Restructuring and acquisition and other related charges	30	7	23	328%
Total operating expenses	2,780	2,487	293	12%
Operating income	874	1,022	(148)	(14)%
Investment income, interest expense and other expenses, net	(65)	(56)	(9)	16%
Income before income taxes	809	966	(157)	(16)%
Income tax provision	187	216	(29)	(14)%
Net income	622	750	(128)	(17)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(33)	(49)	16	(31)%
Net income attributable to EMC Corporation	$589	$701	$(112)	(16)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Cost of revenue:
Information Storage	$3,488	$3,428	$60	2%
Information Intelligence Group	113	113	—	—%
RSA Information Security	163	159	4	2%
Pivotal	59	40	19	49%
VMware Virtual Infrastructure	344	254	90	36%
Corporate reconciling items	191	200	(9)	(5)%
Total cost of revenue	4,358	4,194	164	4%
Gross margins:
Information Storage	4,168	4,324	(156)	(4)%
Information Intelligence Group	199	195	4	2%
RSA Information Security	323	301	22	8%
Pivotal	45	37	8	20%
VMware Virtual Infrastructure	2,457	2,150	307	14%
Corporate reconciling items	(191)	(200)	9	(5)%
Total gross margin	7,001	6,807	194	3%
Operating expenses:
Research and development(3)	1,472	1,370	102	7%
Selling, general and administrative(4)	3,861	3,499	362	10%
Restructuring and acquisition and other related charges	149	155	(6)	(4)%
Total operating expenses	5,482	5,024	458	9%
Operating income	1,519	1,783	(264)	(15)%
Investment income, interest expense and other expenses, net	(139)	(126)	(13)	11%
Income before income taxes	1,380	1,657	(277)	(17)%
Income tax provision	326	292	34	11%
Net income	1,054	1,365	(311)	(23)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(74)	(84)	10	(11)%
Net income attributable to EMC Corporation	$980	$1,281	$(301)	(23)%
___________

(1)	Amount includes corporate reconciling items of $103 million and $85 million for the three months ended June 30, 2014 and 2013, respectively.

(2)	Amount includes corporate reconciling items of $222 million and $142 million for the three months ended June 30, 2014 and 2013, respectively.

(3)	Amount includes corporate reconciling items of $196 million and $178 million for the six months ended June 30, 2014 and 2013, respectively.

(4)	Amount includes corporate reconciling items of $394 million and $292 million for the six months ended June 30, 2014 and 2013, respectively.

Gross Margins
Overall our gross margin percentages were 62.1% and 62.5% for the three months ended June 30, 2014 and 2013, respectively. The decrease in the gross margin percentage in the second quarter of 2014 compared to 2013 was attributable to the Information Storage segment, which decreased overall gross margins by 100 basis points, and the Pivotal segment, which decreased overall gross margins by 4 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 56 basis points and the RSA Information Security segment, which increased overall gross margins by 8 basis points during the three months ended June 30, 2014. In addition, the decrease in corporate reconciling items, consisting of stock-based compensation, acquisition and other related intangible asset amortization and the amortization of VMware’s capitalized software from prior periods increased the consolidated gross margin percentage by 3 basis points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Overall our gross margin percentages were 61.6% and 61.9% for the six months ended June 30, 2014 and 2013, respectively. The decrease in the gross margin percentage in the second quarter of 2014 compared to 2013 was attributable to the Information Storage segment, which decreased overall gross margins by 87 basis points, and the Pivotal segment, which decreased overall gross margins by 8 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 55 basis points, the RSA Information Security segment, which increased overall gross margins by 7 basis points, and the Information Intelligence Group segment, which increased overall gross margins by 2 basis points. In addition, the decrease in corporate reconciling items, consisting of stock-based compensation, acquisition and other related intangible asset amortization and the amortization of VMware’s capitalized software from prior periods increased the consolidated gross margin percentage by 8 basis points.
For segment reporting purposes, stock-based compensation, acquisition and other related intangible asset amortization and the amortization of VMware’s capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The decrease of $2 million in the corporate reconciling items within cost of goods sold for the three months ended June 30, 2014 compared to the same period in 2013 was attributable to a $12 million decrease in amortization of VMware’s capitalized software from prior periods, partially offset by a $7 million increase in stock-based compensation expense and a $3 million increase in intangible asset amortization. The decrease of $9 million in the corporate reconciling items within cost of goods sold for the six months ended June 30, 2014 compared to the same period in 2013 was attributable to a $25 million decrease in amortization of VMware’s capitalized software from prior periods, partially offset by a $12 million increase in stock-based compensation expense and a $4 million increase in intangible asset amortization.
The gross margin percentages for the Information Storage segment were 55.1% and 56.5% for the three months ended June 30, 2014 and 2013, respectively, and 54.4% and 55.8% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage for the three and six months ended June 30, 2014 compared to the same periods in 2013 was due to a decrease in product margins and product and service margins, respectively. The decrease in product margins in both the three and six months ended June 30, 2014 was primarily due to lower sales volume without a corresponding decrease in fixed costs and pricing pressures on our high-end storage products in anticipation of the new VMAX refresh. The decrease in service margins was due to higher costs to support increased field service activity in the three and six months ended June 30, 2014, which was consistent with the field service costs in the second half of 2013, but higher than the field service costs experienced in the first half of 2013.
The gross margin percentages for the Pivotal segment were 47.2% and 48.1% for the three months ended June 30, 2014 and 2013, respectively, and 42.9% and 48.1% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to a higher mix of services revenues as a result of the increased demand for subscription-based licenses and for Pivotal services as Pivotal works with customers to determine how best to leverage newer technologies such as Pivotal CF and Pivotal One.
The gross margin percentages for the VMware Virtual Infrastructure segment were 87.8% and 89.6% for the three months ended June 30, 2014 and 2013, respectively, and 87.7% and 89.4% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily attributable to the decrease in services margin due to an increase in employee-related expenses driven by incremental growth in headcount, both organic and through the AirWatch acquisition. In addition, increases in costs incurred to provide technical support as well as increases in equipment and depreciation costs contributed to the decreased margins.
The gross margin percentages for the RSA Information Security segment were 66.7% and 65.1% for the three months ended June 30, 2014 and 2013, respectively, and 66.4% and 65.2% for the six months ended June 30, 2014 and 2013, respectively. The increase in gross margin percentage for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to an increase in product margins resulting from sales of higher margin products.
The gross margin percentages for the Information Intelligence Group segment were 63.2% and 63.1% for three months ended June 30, 2014 and 2013, respectively, and 63.9% and 63.4% for the six months ended June 30, 2014 and 2013, respectively. The increase in gross margin percentage for the three and six months ended June 30, 2014 compared to the same periods in 2013 was driven by a higher mix of services revenue as a result of lower licenses revenue as demand for subscription-based licenses increases.
Research and Development
As a percentage of revenues, R&D expenses were 13% and 12% for the three months ended June 30, 2014 and 2013, respectively, and were 13% for both the six months ended June 30, 2014 and 2013. R&D expenses increased $45 million and $102 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

acquisitions, depreciation expense, infrastructure costs, material costs and business development costs. Personnel-related costs increased by $43 million and $87 million, depreciation expense increased by $10 million and $17 million, infrastructure costs increased by $4 million and $8 million and material costs increased by $6 million and $9 million for the three and six months ended June 30, 2014, respectively. Partially offsetting these increased costs was an increase in capitalized software development costs of $13 million and $24 million for the three and six months ended June 30, 2014, respectively.
Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, increased $18 million for both the three and six months ended June 30, 2014 when compared to the same periods in 2013. This increase was attributable to stock-based compensation expense for the three and six months ended June 30, 2014.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8% and 9% for the three months ended June 30, 2014 and 2013, respectively, and were 9% for both the six months ended June 30, 2014 and 2013. R&D expenses decreased $19 million and $7 million for the three and six months ended June 30, 2014, respectively, primarily due to changes in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring, infrastructure costs, depreciation expense, material costs, and business development costs. Personnel-related costs decreased by $6 million and increased $1 million, infrastructure costs increased by $2 million and $8 million, depreciation expense increased by $5 million and $10 million, and material costs increased $5 million and $9 million for the three and six months ended June 30, 2014, respectively. Business development costs decreased by $8 million and $4 million for the for the three and six months ended June 30, 2014, respectively. Partially offsetting these costs was an increase in capitalized software development costs of $17 million and $32 million for the three and six months ended June 30, 2014, respectively.
R&D expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 62% and for both the three months ended June 30, 2014 and 2013 and were 63% and 68% for the six months ended June 30, 2014 and 2013, respectively. R&D expenses increased $7 million and $14 million for the three and six months ended June 30, 2014, respectively, primarily due to increases in personnel-related costs as the business continues to transition to its new strategic focus and a decrease in capitalized software development costs due to the timing of products reaching technological feasibility.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, remained flat at 17% for the three and six months ended June 30, 2014 and 2013. R&D expenses increased $39 million and $77 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 largely due to increases in personnel-related costs of $32 million and $66 million, driven by incremental headcount from strategic hiring, depreciation costs of $4 million and $7 million and business development costs of $3 million for each of the three and six months ended June 30, 2014, respectively.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 34% and 32% for the three and six months ended June 30, 2014 and 2013, respectively. SG&A expenses increased by $225 million and $362 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, increases in business development expense and increases in depreciation expense. Personnel-related costs increased by $178 million and $289 million, business development expense increased by $11 million and $22 million, and depreciation expense increased $20 million for each of the three and six months ended June 30, 2014, respectively. In addition, travel costs increased during the three months ended June 30, 2014 and infrastructure costs increased $17 million for the six months ended June 30, 2014.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization, litigation and acquisition and other related costs, increased $80 million and $102 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. Acquisition and other related costs relating to the specified future employment conditions of DSSD employees and AirWatch employees at VMware increased $50 million and $69 million for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense increased $20 million and $24 million for the three and six months ended June 30, 2014, respectively. In addition, during the three and six months ended June 30, 2014, there was a VMware litigation accrual of $11 million.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26% for both the three months ended June 30, 2014 and 2013 and were 27% and 26% for the six months ended June 30, 2014 and 2013, respectively. SG&A expenses increased $22 million and $46 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and increases in infrastructure costs, slightly offset by decreases in travel costs. Personnel-related costs increased by $10 million and $29 million, depreciation expense increased by $4 million and $6 million, and infrastructure costs increased by $3 million and $14 million for the three and six months ended June 30, 2014, respectively. Additionally, business development costs increased $3 million for the three months ended June 30, 2014 and travel costs decreased by $3 million for the six months ended June 30, 2014.

SG&A expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 85% and 86% for the three months ended June 30, 2014 and 2013, respectively, and were 84% and 95% for the six months ended June 30, 2014 and 2013, respectively. SG&A expenses increased $10 million and $14 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs related to strategic hiring by $8 million and $11 million for the three and six months ended June 30, 2014, respectively.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 41% and 39% for both the three and six months ended June 30, 2014 and 2013, respectively. SG&A expenses increased $113 million and $200 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expenses and business development costs. Personnel-related costs increased $82 million and $146 million, depreciation expense increased by $16 million and $17 million and business development costs increased by $8 million and $20 million in the three and six months ended June 30, 2014, respectively. Additionally, travel related costs increased $11 million for both the three and six months ended June 30, 2014.
Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2014, we incurred restructuring and acquisition-related charges of $30 million and $149 million, respectively. For the three and six months ended June 30, 2013, we incurred restructuring and acquisition-related charges of $7 million and $155 million, respectively. For the three and six months ended June 30, 2014, EMC incurred $29 million and $144 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and during both the three and six months ended June 30, 2014, EMC incurred $2 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For each of the three and six months ended June 30, 2014, VMware recognized a recovery of $1 million related to its restructuring program. For the six months ended June 30, 2014, VMware incurred $4 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and six months ended June 30, 2013, EMC incurred $4 million and $85 million, respectively, of restructuring charges, primarily related to our 2013 restructuring programs. For the three and six months ended June 30, 2013, VMware incurred $2 million and $56 million, respectively, of restructuring charges, primarily related to the 2013 restructuring program. For the six months ended June 30, 2013, EMC incurred $3 million and VMware incurred $1 million of costs for financial, advisory, legal and accounting services in connection with acquisitions. Additionally, during the three and six months ended June 30, 2013, VMware incurred $1 million and $10 million, respectively, of impairment charges related to its business realignment.

In the first and second quarters of 2014, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,326 and 210 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Information Intelligence Group and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

During 2013, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of 1,917 positions, of which 1,004 positions were identified in the first and second quarters of 2013. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed within a year of the start of the program.

During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions were completed within a year of the start of the program.

For the three and six months ended June 30, 2014, we recognized $4 million and $8 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and six months ended June 30, 2013, we recognized $5 million and $12 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Investment Income
Investment income was $35 million and $34 million for the three months ended June 30, 2014 and 2013, respectively, and $71 million and $67 million for the six months ended June 30, 2014 and 2013, respectively. Investment income increased for both the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to an increase in net realized gains. For the three months ended June 30, 2014, interest income was $25 million and net realized gains were $9 million. For the six months ended June 30, 2014, interest income was $52 million and net realized gains were $17 million. For the three and six months ended June 30, 2013, interest income was $26 million and $52 million and net realized gains were $7 million and $12 million, respectively.
Interest Expense
Interest expense was $34 million and $31 million for the three months ended June 30, 2014 and 2013, respectively, and was $68 million and $51 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense during the three and six months ended June 30, 2014 consists primarily of interest on the Notes. Interest expense during the three and six months ended June 30, 2013 consists primarily of interest on the 2013 Notes which includes non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $16 million and $31 million for the three and six months ended June 30, 2013, respectively, as we accreted the 2013 Notes to their stated values over their terms. The increase in interest expense for the three and six months ended June 30, 2014 when compared to the same periods in 2013 is due to interest related to the Notes which were issued during June 2013 and which have a much higher principal amount than the 2013 Notes. See Note 4 to the consolidated financial statements.

Other Expense, Net
Other expense, net was $66 million and $59 million for the three months ended June 30, 2014 and 2013, respectively, and was $142 million for both the six months ended June 30, 2014 and 2013. Other expense, net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, net gains and losses on strategic investments and foreign exchange losses. The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 63% at June 30, 2014, and represents our share of the net losses of the joint venture, net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note 9 to the consolidated financial statements.
During the three months ended June 30, 2014 and 2013, we incurred losses related to VCE of $85 million and $71 million, respectively, and for the six months ended June 30, 2014 and 2013, we incurred $160 million and $140 million, respectively. During the three months ended June 30, 2014 and 2013, we recognized net gains from strategic investments of $25 million and net losses from strategic investments of $7 million, respectively, and for the six months ended June 30, 2014 and 2013, we recognized net gains from strategic investments of $27 million and net losses from strategic investments of $21 million, respectively. Included in the net gains on strategic investments during the three months ended June 30, 2014 was a gain on previously held interests in strategic investments of $45 million and an impairment of a strategic investment of $33 million. Additionally, during the three months ended June 30, 2013, we recorded net gains on the divestiture of businesses of $19 million.

Provision for Income Taxes

Our effective income tax rates were 23.1% and 23.6% for the three and six months ended June 30, 2014, respectively. Our effective income tax rates were 22.4% and 17.7% for the three and six months ended June 30, 2013, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective income rate. For the three and six months ended June 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and the U.S. federal tax credit for increasing research activities. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

after December 31, 2012, our income tax provision for the six months ended June 30, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the six months ended June 30, 2013, which reduced our effective tax rate for the six month period.

Our effective income tax rate increased in the three and six months ended June 30, 2014 from the three and six months ended June 30, 2013 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 1.0% and 5.1% for the three and six months ended June 30, 2013, respectively. Our effective income tax rates for the three and six months ended June 30, 2014 does not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
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

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $33 million and $49 million for the three months ended June 30, 2014 and 2013, respectively, and was $74 million and $84 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in the three and six months ended June 30, 2014 compared to the same periods in 2013 was due to decreases in VMware’s net income. VMware’s reported net income was $167 million and $245 million for the three months ended June 30, 2014 and 2013, respectively, and was $366 million and $418 million for the six months ended June 30, 2014 and 2013, respectively. The weighted average non-controlling interest in VMware was approximately 20% for both the three and six months ended June 30, 2014 and 2013. EMC did not purchase any shares of VMware common stock during the three and six months ended June 30, 2014.

Financial Condition

Cash provided by operating activities was $2,592 million and $2,941 million for the six months ended June 30, 2014 and 2013, respectively. Cash received from customers was $12,644 million and $12,007 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash received from customers was attributable to an increase in sales volume. Cash paid to suppliers and employees was $9,320 million and $8,485 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to a general growth in the business to support the increased revenue base as well as the timing of cash payments. For the six months ended June 30, 2014 and 2013, we paid $829 million and $642 million, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. The higher payments in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were primarily driven by lower stock-based compensation deductions in 2013 compared to 2012.

Cash used in investing activities was $1,698 million and $4,534 million for the six months ended June 30, 2014 and 2013, respectively. Cash used for business acquisitions, net of cash acquired, was $1,694 million and $207 million for the six months ended June 30, 2014 and 2013, respectively. This increase in cash used for business acquisitions was due to VMware's acquisition of AirWatch and EMC's acquisitions of DSSD and Symplified during the six months ended June 30, 2014. Acquisition activity

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

varies from period to period based upon the number and size of acquisitions in a given period. During the six months ended June 30, 2014, VMware increased its restricted cash by $76 million for amounts to be paid to certain AirWatch employees subject to the achievement of defined employment conditions. Net cash spent on the purchase of strategic and other related investments was $73 million and $46 million during the six months ended June 30, 2014 and 2013, respectively. We provided $63 million and $158 million of funding to our joint venture, VCE Company LLC, during the six months ended June 30, 2014 and 2013, respectively. Also during the six months ended June 30, 2013, VMware received $31 million from dispositions of certain lines of business. Capital additions were $472 million and $437 million for the six months ended June 30, 2014 and 2013, respectively. The increase in capital additions was primarily due to the purchase of a building and other infrastructure investments during the six months ended June 30, 2014. Capitalized software development costs were $245 million and $219 million for the six months ended June 30, 2014 and 2013, respectively. The increase in capitalized software costs was primarily attributable to EMC Information Infrastructure's software development activities. Net sales of investments were $925 million and net purchases of investments were $3,498 million for the six months ended June 30, 2014 and 2013, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash used in financing activities was $3,095 million and cash provided by financing activities $4,447 million for the six months ended June 30, 2014 and 2013, respectively. We spent $1,665 million and $21 million for repayment of our long- and short-term obligations including convertible debt in the six months ended June 30, 2014 and 2013, respectively. We received $5,463 million through the issuance of long-term notes in the six months ended June 30, 2013. We spent $994 million and $991 million to repurchase 39 million and 42 million shares of our common stock for the six months ended June 30, 2014 and 2013, respectively. In the six months ended June 30, 2013, we also spent $160 million to purchase 2 million shares of VMware’s common stock. In the six months ended June 30, 2014 and 2013, VMware spent $407 million and $302 million, respectively, to repurchase 4 million shares of its common stock in each of the quarters. We generated $333 million and $290 million during the six months ended June 30, 2014 and 2013, respectively, from the issuance of common stock. We generated $45 million and $63 million during the six months ended June 30, 2014 and 2013, respectively, of excess tax benefits from stock-based compensation. Pivotal received a $105 million capital contribution from GE during the six months ended June 30, 2013. Additionally, EMC paid dividends of $407 million to shareholders during the six months ended June 30, 2014.

On April 17, 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders to $0.115 per share of common stock. On July 23, 2014, EMC paid a cash dividend at this new rate of $233 million to shareholders of record as of the close of business on July 1, 2014. Our Board of Directors also declared a cash dividend which will be paid on October 23, 2014 to shareholders of record as of the close of business on October 1, 2014.

We plan to spend up to $6.0 billion in the repurchase of shares during the two years ending December 31, 2014. This includes $3.0 billion spent during the year ended December 31, 2013 and $3.0 billion to be spent during the year ending December 31, 2014.

We expect to continue to generate positive cash flows from operations and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months.

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of June 30, 2014, we were in compliance with all debt covenants which are customary in nature.

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

At June 30, 2014, our total cash, cash equivalents, and short-term and long-term investments were $14,634 million. This balance includes approximately $6,637 million held by VMware, of which $4,695 million is held overseas and $1,942 million is held in the U.S. and $7,997 million held by EMC, of which $4,298 million is held overseas and $3,699 million is held in the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, intangible asset amortization, restructuring charges, acquisition and other related charges, the amortization of VMware's capitalized software from prior periods, infrequently occurring gains, losses, benefits and charges, and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Our non-GAAP operating results for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	For the Three Months Ended
	June 30, 2014	June 30, 2013
Gross margin	$3,752	$3,609
Gross margin percentage	63.8%	64.3%
Operating income	1,327	1,356
Operating margin percentage	22.6%	24.2%
Income tax provision	300	308
Net income attributable to EMC	882	907
Diluted earnings per share attributable to EMC	$0.43	$0.42
The improvement in the non-GAAP gross margin was attributable to higher sales volume. The decrease in gross margin percentage for the three months ended June 30, 2014 was attributable to a decrease in Information Storage product margins. The product margins for the three months ended June 30, 2014 decreased due to lower sales volume without a corresponding decrease in fixed costs and pricing pressure on our high-end storage products in anticipation of the new VMAX refresh in the second half of 2014.
The decrease in the non-GAAP operating income for the three months ended June 30, 2014 was attributable to higher operating expenses. Non-GAAP operating margin percentage for the three months ended June 30, 2014 decreased primarily due to a decrease in gross margin percentage and increases in operating expenses. The decrease in gross margin percentage was primarily attributable to lower storage product gross margins. The increase in operating expenses is driven by the investments we are making at Pivotal and VMware, including continuing development of our offerings in software-defined data center, Big Data analytics, PaaS, hybrid cloud and mobile.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended June 30, 2014
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,654	$874	$187	$589	$0.29
Stock-based compensation	37	262	59	180	0.09
Intangible asset amortization	61	100	30	65	0.03
Restructuring charges	—	28	6	22	0.01
Acquisition and other related charges	—	52	18	29	0.01
R&D tax credit	—	—	(13)	12	0.01
Gain on previously held interests in strategic investments	—	—	—	(45)	(0.02)
Impairment of strategic investments	—	—	9	24	0.01
VMware litigation charge	—	11	4	6	—
Non-GAAP	$3,752	$1,327	$300	$882	$0.43

	For the Three Months Ended June 30, 2013
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,509	$1,022	$216	$701	$0.32
Stock-based compensation	30	218	62	140	0.07
Intangible asset amortization	58	97	28	65	0.03
Restructuring charges	—	5	2	3	—
Acquisition and other related charges	—	2	—	2	—
Amortization of VMware's capitalized software from prior periods	12	12	4	7	—
Net gain on disposition of certain lines of business and other	—	—	(5)	(11)	—
Non-GAAP	$3,609	$1,356	$308	$907	$0.42
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the six months ended June 30, 2014, our free cash flow was $1,875 million, a decrease of 18% compared to the free cash flow generated for the six months ended June 30, 2013. The free cash flow for the six months ended June 30, 2014 exceeded our same period non-GAAP net income attributable to EMC by $266 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, fund joint ventures, repurchase shares, service debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cash Flow from Operations	$1,253	$1,228	$2,592	$2,941
Capital Expenditures	(196)	(272)	(472)	(437)
Capitalized Software Development Costs	(127)	(113)	(245)	(219)
Free Cash Flow	$930	$843	$1,875	$2,285
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $2,592 million and $2,941 million for the six months ended June 30, 2014 and 2013, respectively, cash used in investing activities of $1,698 million and $4,534 million for the six months ended June 30, 2014 and 2013, respectively, and net cash used in financing activities of $3,095 million and provided by the financing activities of $4,447 million for the six months ended June 30, 2014 and 2013, respectively.
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

We held $8.9 billion in short- and long-term investments as of June 30, 2014. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2014
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	4		$25.44	4	136
May 1, 2014 – May 31, 2014	16		25.80	16	120
June 1, 2014 – June 30, 2014	3		26.52	3	117
Total	23	(2)	$25.85	23	117
__________________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in February 2013 to repurchase 250 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 0.3 million shares withheld from employees for the payment of taxes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 62 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2014	EMC CORPORATION

	By:	/s/ David I. Goulden
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

4.5	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
10.1	DSSD, Inc. Amended and Restated 2013 Equity Incentive Plan (amended and restated as of May 2, 2014). (filed herewith)
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