Form 10-Q
period 2014-09-30
EMC CORP
filed 2014-11-05
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2014 was 2,034,908,501.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,055	$7,891
Short-term investments	2,092	2,773
Accounts and notes receivable, less allowance for doubtful accounts of $68 and $62	3,185	3,861
Inventories	1,390	1,334
Deferred income taxes	970	912
Other current assets	727	507
Total current assets	14,419	17,278
Long-term investments	7,233	6,924
Property, plant and equipment, net	3,629	3,478
Intangible assets, net	2,069	1,780
Goodwill	15,859	14,424
Other assets, net	1,819	1,965
Total assets	$45,028	$45,849
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109	$1,434
Accrued expenses	2,884	2,783
Notes converted and payable (See Note 4)	—	1,665
Income taxes payable	448	639
Deferred revenue	5,694	5,278
Total current liabilities	10,135	11,799
Income taxes payable	289	296
Deferred revenue	4,072	3,701
Deferred income taxes	363	421
Long-term debt (See Note 4)	5,494	5,494
Other liabilities	384	352
Total liabilities	20,737	22,063
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 2,035 and 2,020 shares	20	20
Additional paid-in capital	850	1,406
Retained earnings	21,997	21,114
Accumulated other comprehensive loss, net	(198)	(239)
Total EMC Corporation’s shareholders’ equity	22,669	22,301
Non-controlling interests	1,622	1,485
Total shareholders’ equity	24,291	23,786
Total liabilities and shareholders’ equity	$45,028	$45,849
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Product sales	$3,400	$3,165	$9,728	$9,535
Services	2,632	2,374	7,663	7,005
	6,032	5,539	17,391	16,540
Costs and expenses:
Cost of product sales	1,400	1,324	4,068	4,020
Cost of services	889	773	2,579	2,271
Research and development	767	686	2,239	2,056
Selling, general and administrative	1,990	1,809	5,852	5,308
Restructuring and acquisition-related charges	39	40	187	195
Operating income	947	907	2,466	2,690
Non-operating income (expense):
Investment income	29	26	100	93
Interest expense	(40)	(58)	(108)	(109)
Other expense, net	(103)	(55)	(245)	(197)
Total non-operating income (expense)	(114)	(87)	(253)	(213)
Income before provision for income taxes	833	820	2,213	2,477
Income tax provision	206	181	532	474
Net income	627	639	1,681	2,003
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(40)	(53)	(113)	(136)
Net income attributable to EMC Corporation	$587	$586	$1,568	$1,867

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.29	$0.28	$0.77	$0.89
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.28	$0.27	$0.76	$0.86

Weighted average shares, basic	2,032	2,069	2,033	2,088
Weighted average shares, diluted	2,057	2,165	2,065	2,176

Cash dividends declared per common share	$0.12	$0.10	$0.33	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$627	$639	$1,681	$2,003
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(61)	12	(57)	(44)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $16, $0, $65 and $(16)	24	(1)	107	(30)
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(5), $0, $(11) and $(4)	(8)	1	(19)	(7)
Net change in market value of investments	16	—	88	(37)
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $3, $(1), $3 and $2	10	(1)	11	6
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $0, $0, $0 and $(2)	1	(1)	(2)	(9)
Net change in the market value of derivatives	11	(2)	9	(3)
Change in actuarial net gain (loss) from pension and other postretirement plans:
Recognition of actuarial net gain (loss) from pension and other postretirement plans, net of taxes (benefits)	2	—	2	—
Reclassification adjustments for net gains from pension and other postretirement plans, net of taxes (benefits)	(1)	—	(1)	—
Net change in actuarial gain (loss) from pension and other postretirement plans	1	—	1	—
Other comprehensive income (loss)	(33)	10	41	(84)
Comprehensive income	594	649	1,722	1,919
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(40)	(53)	(113)	(136)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	1	(1)	—	1
Comprehensive income attributable to EMC Corporation	$555	$595	$1,609	$1,784

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Cash received from customers	$19,005	$18,065
Cash paid to suppliers and employees	(13,868)	(12,740)
Dividends and interest received	119	118
Interest paid	(67)	(19)
Income taxes paid	(897)	(691)
Net cash provided by operating activities	4,292	4,733
Cash flows from investing activities:
Additions to property, plant and equipment	(693)	(673)
Capitalized software development costs	(382)	(342)
Purchases of short- and long-term available-for-sale securities	(7,989)	(8,630)
Sales of short- and long-term available-for-sale securities	6,396	3,540
Maturities of short- and long-term available-for-sale securities	2,135	1,386
Business acquisitions, net of cash acquired	(1,771)	(616)
Purchases of strategic and other related investments	(101)	(109)
Sales of strategic and other related investments	38	10
Joint venture funding	(163)	(268)
Proceeds from divestiture of business	—	38
Increase in restricted cash	(76)	—
Net cash used in investing activities	(2,606)	(5,664)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	445	302
Proceeds from the issuance of VMware’s common stock	158	185
EMC repurchase of EMC’s common stock	(1,374)	(1,965)
EMC purchase of VMware’s common stock	—	(160)
VMware repurchase of VMware’s common stock	(450)	(392)
Excess tax benefits from stock-based compensation	85	102
Payment of long- and short-term obligations	(1,665)	(14)
Proceeds from long- and short-term obligations	—	5,460
Contributions from non-controlling interests	7	105
Dividend payment	(644)	(209)
Net cash (used in) provided by financing activities	(3,438)	3,414
Effect of exchange rate changes on cash and cash equivalents	(84)	(42)
Net increase (decrease) in cash and cash equivalents	(1,836)	2,441
Cash and cash equivalents at beginning of period	7,891	4,714
Cash and cash equivalents at end of period	$6,055	$7,155
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,681	$2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,370	1,215
Non-cash interest expense on debt	—	82
Non-cash restructuring and other special charges	14	10
Stock-based compensation expense	770	700
Provision for (recovery of) doubtful accounts	11	(2)
Deferred income taxes, net	(246)	(31)
Excess tax benefits from stock-based compensation	(85)	(102)
Gain on previously held interests in strategic investments	(45)	—
Impairment of strategic investment	33	—
Other, net	20	23
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	756	521
Inventories	(252)	(382)
Other assets	169	122
Accounts payable	(304)	45
Accrued expenses	(234)	(321)
Income taxes payable	(122)	(176)
Deferred revenue	730	1,006
Other liabilities	26	20
Net cash provided by operating activities	$4,292	$4,733
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the nine months ended September 30, 2014:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2014	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786
Stock issued through stock option and stock purchase plans	29	—	445	—	—	—	445
Tax benefit from stock options exercised	—	—	80	—	—	—	80
Restricted stock grants, cancellations and withholdings, net	9	—	(101)	—	—	—	(101)
Repurchase of common stock	(52)	—	(1,374)	—	—	—	(1,374)
Stock options issued in business acquisitions	—	—	33	—	—	—	33
Stock-based compensation	—	—	787	—	—	—	787
Cash dividends declared	—	—	—	(685)	—	—	(685)
Impact from equity transactions of non-controlling interests	—	—	(426)	—	—	24	(402)
Actuarial gain on pension plan	—	—	—	—	1	—	1
Change in market value of investments	—	—	—	—	88	—	88
Change in market value of derivatives	—	—	—	—	9	—	9
Translation adjustment	—	—	—	—	(57)	—	(57)
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	1,568	—	113	1,681
Balance, September 30, 2014	2,035	$20	$850	$21,997	$(198)	$1,622	$24,291

For the nine months ended September 30, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,107	$21	$3,691	$18,853	$(208)	$1,167	$23,524
Stock issued through stock option and stock purchase plans	21	—	302	—	—	—	302
Tax benefit from stock options exercised	—	—	115	—	—	—	115
Restricted stock grants, cancellations and withholdings, net	10	—	(115)	—	—	—	(115)
Repurchase of common stock	(80)	—	(2,000)	—	—	—	(2,000)
Stock options issued in business acquisitions	—	—	1	—	—	—	1
EMC purchase of VMware stock	—	—	(124)	—	—	(26)	(150)
Stock-based compensation	—	—	706	—	—	—	706
Cash dividends declared	—	—	—	(422)	—	—	(422)
Impact from equity transactions of non-controlling interests	—	—	(336)	—	—	152	(184)
Change in market value of investments	—	—	—	—	(36)	(1)	(37)
Change in market value of derivatives	—	—	—	—	(3)	—	(3)
Translation adjustment	—	—	—	—	(44)	—	(44)
Convertible debt conversions and warrant settlement	—	—	—	—	—	—	—
Reclassification of convertible debt from mezzanine (Note 4)	—	—	49	—	—	—	49
Net income	—	—	—	1,867	—	136	2,003
Balance, September 30, 2013	2,058	$21	$2,289	$20,298	$(291)	$1,428	$23,745

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
Company
EMC Corporation ("EMC") and its subsidiaries develop, deliver and support the information technology ("IT") industry’s broadest range of information infrastructure and virtual infrastructure technologies, solutions and services. EMC manages the Company as part of a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal.
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
EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. ("VMware"), is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume IT resources. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2014 and 2013.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation. During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The acquisition of these businesses was accounted for as a business combination between entities under common control. We reflected the impact of the transaction in our segment and included the financial results of the acquired businesses in the Information Storage segment and excluded these from the Pivotal segment for the three and nine months ended September 30, 2014. We recast the segment disclosures for the prior financial reporting period to present the impact of the transaction. None of

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the segment reclassifications impact EMC's previously reported consolidated financial statements. See Note 15 for further discussion of the segment reclassifications.
Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a standards update on the presentation of financial statements with the presumption that the reporting entity will continue as a going concern which clarifies management's responsibility for identifying and disclosing conditions and events that might give rise to going concern accounting. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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

2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as non-controlling interests in the accompanying consolidated balance sheets and was $1,517 million and $1,380 million as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 80% of the economic interest in VMware.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Net income attributable to EMC Corporation	$1,568	$1,867
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	84	90
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(510)	(426)
Net transfers (to) from non-controlling interest	(426)	(336)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$1,142	$1,531

The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million at both September 30, 2014 and December 31, 2013. At September 30, 2014, EMC held approximately 84% of the economic interest in Pivotal. General Electric Company's ("GE") interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE's non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal's equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.
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

Merger consideration totaling $300 million was payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period. Compensation expense totaling $101 million was recognized from the date of acquisition through September 30, 2014.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These VMware intangible assets are being amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, recognized and primarily related to expected synergies from the transaction. The majority of the goodwill and identifiable intangible assets are expected to be deductible for U.S. federal income tax purposes. The results of this acquisition have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired company were not material to our consolidated results of operations for the three and nine months ended September 30, 2014 or 2013.

Other Acquisitions

During the nine months ended September 30, 2014, EMC acquired three companies. We acquired all of the outstanding capital stock of DSSD, Inc., a developer of an innovative new rack-scale flash storage architecture for I/O-intensive in-memory databases and Big Data workloads, and TwinStrata, Inc., a provider of advanced tiering cloud technology. These acquisitions complement and expand our Information Storage segment. We also acquired Symplified, Inc., a provider of a comprehensive cloud identity solution that helps service-oriented IT organizations simplify user access, regain visibility and control over application usage and meet security and compliance requirements, which complements and expands our RSA Information Security segment.

Additionally, during the nine months ended September 30, 2014, VMware acquired all of the outstanding common stock of CloudVolumes, Inc., a provider of real-time application delivery technology that enables enterprises to deliver native applications to virtualized environments on-demand.

The aggregate consideration for these four acquisitions was $800 million, which consisted of $735 million of cash consideration, net of cash acquired, $9 million for the fair value of assumed unvested equity attributed to pre-combination services and $11 million in contingent consideration attributed to pre-combination services which is included in accrued expenses on the consolidated balance sheets. In connection with these acquisitions, we had a $45 million gain on previously held interests in strategic investments. This was recognized in other expense, net in the consolidated income statements in the second quarter of 2014. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $563 million, $325 million and $88 million, respectively.

The intangible assets acquired were comprised of developed technology and software license intangible assets which have a weighted-average amortization period of 7 years. Most of our intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized; the remainder are amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill is not deductible for U.S. federal income tax purposes. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three and nine months ended September 30, 2014 or 2013.

Intangible Assets
Intangible assets, excluding goodwill, as of September 30, 2014 and December 31, 2013 consist of (tables in millions):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,807	$(1,607)	$1,200
Patents	225	(113)	112
Software licenses	105	(92)	13
Trademarks and tradenames	212	(131)	81
Customer relationships and customer lists	1,463	(944)	519
Leasehold interest	147	(15)	132
Other	44	(32)	12
Total intangible assets, excluding goodwill	$5,003	$(2,934)	$2,069

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,356	$(1,429)	$927
Patents	225	(102)	123
Software licenses	101	(90)	11
Trademarks and tradenames	171	(118)	53
Customer relationships and customer lists	1,386	(855)	531
Leasehold interest	145	(11)	134
Other	28	(27)	1
Total intangible assets, excluding goodwill	$4,412	$(2,632)	$1,780

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the nine months ended September 30, 2014 consist of (table in millions):

	Nine Months Ended September 30, 2014
	Information Storage	Information Intelligence Group	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$7,486	$1,487	$2,203	$177	$3,071	$14,424
Goodwill resulting from acquisitions	526	—	—	—	916	1,442
Finalization of purchase price allocations and other, net	2	(1)	—	—	(8)	(7)
Goodwill transferred in acquisition of Pivotal businesses	6	—	—	(6)	—	—
Balance, end of the period	$8,020	$1,486	$2,203	$171	$3,979	$15,859

During the first quarter of 2014, the Information Storage segment acquired the Data Computing Appliance and implementation services businesses from the Pivotal segment. The transfer of goodwill pursuant to this acquisition is shown above for the nine months ended September 30, 2014. For both transactions, the amount of transferred goodwill was determined using the relative fair value method. See Note 15 for further discussion of the segment reclassifications.

4.  Debt

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of September 30, 2014, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of September 30, 2014 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	999
		$5,494

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unamortized discount on the Notes consists of $6 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.54% for both the three and nine months ended September 30, 2014.

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

The 2013 Notes paid interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2013 Notes was 5.6% for both the three and nine months ended September 30, 2013.

The following table represent the key components of our interest expense on convertible debt for the three and nine months ended September 30, 2013 (table in millions):

	September 30, 2013
	Three Months Ended	Nine Months Ended
Contractual interest expense on the coupon	$7	$22
Amortization of the discount component recognized as interest expense	17	49
Total interest expense on the convertible debt	$24	$71
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
During 2011 and 2012, we settled the swaps and replaced them with new interest rate swap contracts for revised forecasted debt issuance dates. Each of these new swaps was deemed as an effective hedge as the notional amounts and other terms matched the underlying hedged item and accordingly, losses on the interest rate swap contracts were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. In the second half of 2012, we settled the interest rate swap contracts and did not replace them. Losses on the swaps at the time of settlement of $176 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. The accumulated realized losses related to the settled swaps included in accumulated other comprehensive income are realized over the remaining life of our ten year Notes.
During the three months ending September 30, 2014, $6 million in losses were reclassified from other comprehensive income and recognized as interest expense in the consolidated income statements.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At September 30, 2014, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At September 30, 2014 and December 31, 2013, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at September 30, 2014 and December 31, 2013 (tables in millions):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,321	$3	$(2)	$2,322
U.S. corporate debt securities	2,285	3	(3)	2,285
High yield corporate debt securities	559	11	(9)	561
Asset-backed securities	31	—	—	31
Municipal obligations	984	3	—	987
Auction rate securities	56	—	(4)	52
Foreign debt securities	2,746	3	(2)	2,747
Total fixed income securities	8,982	23	(20)	8,985
Publicly traded equity securities	152	197	(9)	340
Total	$9,134	$220	$(29)	$9,325
We held approximately $2,747 million in foreign debt securities at September 30, 2014. These securities have an average credit rating of A+, and approximately 5% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain or Cyprus.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013 (tables in millions):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Cash	$1,590	$—	$—	$1,590
Cash equivalents	3,965	500	—	4,465
U.S. government and agency obligations	1,316	1,006	—	2,322
U.S. corporate debt securities	—	2,285	—	2,285
High yield corporate debt securities	—	561	—	561
Asset-backed securities	—	31	—	31
Municipal obligations	—	987	—	987
Auction rate securities	—	—	52	52
Foreign debt securities	—	2,747	—	2,747
Publicly traded equity securities	340	—	—	340
Total cash and investments	$7,211	$8,117	$52	$15,380
Other items:
Strategic investments held at cost	$—	$—	$312	$312
Investment in joint venture	—	—	36	36
Long-term debt carried at discounted cost	—	(5,475)	—	(5,475)
Foreign exchange derivative assets	—	74	—	74
Foreign exchange derivative liabilities	—	(105)	—	(105)
Commodity derivative assets	—	2	—	2

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$1,725	$—	$—	$1,725
Cash equivalents	5,674	492	—	6,166
U.S. government and agency obligations	1,797	1,930	—	3,727
U.S. corporate debt securities	—	2,266	—	2,266
High yield corporate debt securities	—	531	—	531
Municipal obligations	—	863	—	863
Auction rate securities	—	—	60	60
Foreign debt securities	—	2,155	—	2,155
Publicly traded equity securities	95	—	—	95
Total cash and investments	$9,291	$8,237	$60	$17,588
Other items:
Strategic investments held at cost	$—	$—	$379	$379
Investment in joint venture	—	—	35	35
Convertible debt carried at discounted cost	—	(5,419)	—	(5,419)
Foreign exchange derivative assets	—	31	—	31
Foreign exchange derivative liabilities	—	(20)	—	(20)
Commodity derivative assets	—	4	—	4

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we use a discounted cash flow model using a five year time horizon. As of September 30, 2014, the coupon rates used ranged from 0% to 3% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at September 30, 2014. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at both September 30, 2014 and December 31, 2013 due to the narrowing of credit spreads on AA-rated banks during 2013 and into 2014.
The following table provides a summary of changes in fair value of our Level 3 auction rate securities for the three and nine months ended September 30, 2014 and 2013 (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of the period	$59	$68	$60	$70
Calls at par value	(7)	—	(7)	(1)
Other-than-temporary impairment loss	—	—	—	(1)
(Increase) decrease in previously recognized unrealized losses included in other comprehensive income	—	(1)	(1)	(1)
Balance, end of the period	$52	$67	$52	$67

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
EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we used a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the third quarter of 2014.

The following table provides a summary of changes in fair value of our LenovoEMC joint venture for the three and nine months ended September 30, 2014 and 2013 (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of the period	$36	$34	$35	$33
Realized gain included in other expense, net	—	—	1	1
Balance, end of period	$36	$34	$36	$34

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Losses

Unrealized losses on investments at September 30, 2014 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$938	$(2)	$—	$—	$938	$(2)
U.S. corporate debt securities	986	(3)	—	—	986	(3)
High yield corporate debt securities	264	(9)	—	—	264	(9)
Auction rate securities	—	—	52	(4)	52	(4)
Foreign debt securities	1,159	(2)	—	—	1,159	(2)
Publicly traded equity securities	21	(8)	—	(1)	21	(9)
Total	$3,368	$(24)	$52	$(5)	$3,420	$(29)
For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2014, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
In the second quarter of 2014, an unrealized gain of $88 million was recorded in other comprehensive income related to a strategic investment which completed an initial public offering in June 2014. This investment was reclassified from our portfolio of strategic investments held at cost to publicly traded equity securities. An additional unrealized gain of $76 million related to this strategic investment was recorded in other comprehensive income during the third quarter of 2014.
Contractual Maturities
The contractual maturities of fixed income securities held at September 30, 2014 are as follows (table in millions):

	September 30, 2014
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,039	$2,041
Due after 1 year through 5 years	5,974	5,978
Due after 5 years through 10 years	550	550
Due after 10 years	419	416
Total	$8,982	$8,985

Short-term investments on the consolidated balance sheet include $51 million in variable rate notes which have contractual maturities in 2014, and are not classified within investments due within one year above.

6.  Inventories
Inventories consist of (table in millions):

	September 30, 2014	December 31, 2013
Work-in-process	$694	$696
Finished goods	696	638
	$1,390	$1,334

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
The contractual amounts due under the leases we retained as of September 30, 2014 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$77
Due within two years	52
Due within three years	41
Thereafter	2
Total	172
Less: Amounts representing interest	5
Present value	167
Current portion (included in accounts and notes receivable)	74
Long-term portion (included in other assets, net)	$93
Subsequent to September 30, 2014, we sold $7 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of September 30, 2014, amounts from lease receivables past due for more than 90 days were not significant.
The following table presents the activity of our allowance for credit losses related to lease receivables for the nine months ended September 30, 2014 and 2013 (table in millions):

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Balance, beginning of the period	$9	$17
Recoveries	(5)	(12)
Provisions	6	3
Balance, end of the period	$10	$8

Gross lease receivables totaled $172 million and $252 million as of September 30, 2014 and December 31, 2013, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	September 30, 2014	December 31, 2013
Furniture and fixtures	$246	$229
Equipment and software	6,557	5,973
Buildings and improvements	2,291	2,089
Land	160	132
Building construction in progress	120	215
	9,374	8,638
Accumulated depreciation	(5,745)	(5,160)
	$3,629	$3,478
Building construction in progress at September 30, 2014 includes $74 million for facilities not yet placed in service that we are holding for future use.
9.  Joint Venture
We make investments in joint ventures. For each joint venture investment, we consider the facts and circumstances in order to determine whether it qualifies for cost accounting, equity accounting, fair value method accounting or whether it should be consolidated.

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. VCE, through Vblock infrastructure platforms, delivers an integrated IT offering that combines network, computing, storage, management, security and virtualization technologies for converged infrastructures and cloud based computing models. As of September 30, 2014, we have contributed $1,341 million in funding and $17 million in stock-based compensation to VCE since inception and own approximately 58% of VCE’s outstanding equity.

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

Our portion of VCE’s gains and losses is recognized in other expense, net, in the consolidated income statements. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 65% and 64% for the three and nine months ended September 30, 2014, respectively, and 63% for both the three and nine months ended September 30, 2013. As of September 30, 2014, we have recorded net accumulated losses from VCE of $1,057 million since inception, of which $101 million and $261 million were recorded in the three and nine months ending September 30, 2014, respectively, and $75 million and $215 million were recorded in the three and nine months ended September 30, 2013, respectively.

We recognized $207 million and $550 million in revenue from sales of product and services to VCE during the three and nine months ended September 30, 2014, respectively, and $131 million and $307 million for the three and nine months ended September 30, 2013, respectively. We perform certain administrative services, pursuant to an administrative services agreement, on behalf of VCE and we pay certain operating expenses on behalf of VCE. Accordingly, we had a receivable from VCE related to the administrative services agreement of $65 million and $52 million as of September 30, 2014 and December 31, 2013, respectively, included in other current assets in the consolidated balance sheets.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Accrued Expenses
Accrued expenses consist of (table in millions):

	September 30, 2014	December 31, 2013
Salaries and benefits	$1,030	$1,078
Product warranties	233	289
Dividends payable (see Note 12)	241	205
Partner rebates	199	214
Restructuring, current (See Note 13)	117	84
Derivatives	103	23
Other	961	890
	$2,884	$2,783
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and nine months ended September 30, 2014 and 2013 (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of the period	$255	$291	$289	$278
Provision	37	39	111	135
Amounts charged to the accrual	(59)	(45)	(167)	(128)
Balance, end of the period	$233	$285	$233	$285
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
11.  Income Taxes

Our effective income tax rates were 24.7% and 24.0% for the three and nine months ended September 30, 2014, respectively. Our effective income tax rates were 22.1% and 19.1% for the three and nine months ended September 30, 2013, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three and nine months ended September 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and the U.S. federal tax credit for increasing research activities. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the nine months ended September 30, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the nine months ended September 30, 2013, which reduced our effective tax rate for the nine month period.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our effective income tax rates increased in the three and nine months ended September 30, 2014 from the three and nine months ended September 30, 2013 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 3.0% and 4.4% for the three and nine months ended September 30, 2013, respectively. Our effective income tax rates for the three and nine months ended September 30, 2014 do not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
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

12.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income attributable to EMC Corporation	$587	$586	$1,568	$1,867
Incremental dilution from VMware	(1)	(2)	(4)	(5)
Net income – dilution attributable to EMC Corporation	$586	$584	$1,564	$1,862
Denominator:
Weighted average shares, basic	2,032	2,069	2,033	2,088
Weighted common stock equivalents	25	29	26	29
Assumed conversion of the 2013 Notes and associated warrants	—	67	6	59
Weighted average shares, diluted	2,057	2,165	2,065	2,176
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2011 Notes and 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised during the year ended December 31, 2012. The remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014. These warrants were settled with shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the three and nine months ended September 30, 2013 as the average stock price exceeded the exercise price, and during the nine months ended September 30, 2014 for the period the warrants were outstanding.
There were minimal antidilutive restricted stock awards, restricted stock units and options to acquire shares of our common stock excluded from the calculation of diluted earnings per share for the three months ended September 30, 2014. Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 3 million for the nine months ended September 30, 2014, and 1 million and 3 million for the three and nine months ended September 30, 2013, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013. For the nine months ended September 30, 2014, we spent $1.4 billion to repurchase 52 million shares of our common stock. Of the 250 million shares authorized for repurchase, we have repurchased 146 million shares at a total cost of $3.7 billion, leaving a remaining balance of 104 million shares authorized for future repurchases.  We plan to spend up to $6.0 billion in the repurchase of shares during the two years ending December 31, 2014. This includes $3.0 billion spent during the year ended December 31, 2013 and $3.0 billion to be spent during the year ending December 31, 2014.

Cash Dividend on Common Stock
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock. On April 17, 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders to $0.115 per share of common stock.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months ended September 30, 2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014

Nine Months ended September 30, 2013:
May 30, 2013	$0.10	July 1, 2013	$212	July 23, 2013
August 1, 2013	$0.10	October 1, 2013	$210	October 23, 2013
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2013(a)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(57)	107	11	2	—	63
Net losses (gains) reclassified from accumulated other comprehensive income	—	(19)	(2)	(1)	—	(22)
Net current period other comprehensive income (loss)	(57)	88	9	1	—	41
Balance as of September 30, 2014(b)	$(110)	$119	$(97)	$(109)	$(1)	$(198)
__________________

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $72 million for unrealized net gains on investments, $(63) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 are as follows (tables in millions):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Three Months Ended September 30, 2014:

Net gain on investments:	$13	Investment income
	(5)	Provision for income tax
Net of tax	$8

Net gain on derivatives:
Foreign exchange contracts	$12	Product sales revenue
Foreign exchange contracts	(7)	Cost of product sales
Interest rate swap	(6)	Other interest expense
Total net gain on derivatives before tax	(1)
	$—	Provision for income tax
Net of tax	$(1)

Net gains from pension and other postretirement plans	$1	Selling, general and administrative expense
	—	Provision for income tax
Net of tax	$1

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
For the Nine Months Ended September 30, 2014:

Net gain on investments:	$30	Investment income
	(11)	Provision for income tax
Net of tax	$19

Net gain on derivatives:
Foreign exchange contracts	$15	Product sales revenue
Foreign exchange contracts	(7)	Cost of product sales
Interest rate swap	(6)	Other interest expense
Total net gain on derivatives before tax	2
	$—	Provision for income tax
Net of tax	$2

Net gains from pension and other postretirement plans	$1	Selling, general and administrative expense
	—	Provision for income tax
Net of tax	$1

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2014, we incurred restructuring and acquisition-related charges of $39 million and $187 million, respectively. For the three and nine months ended September 30, 2013, we incurred restructuring and acquisition-related charges of $40 million and $195 million, respectively. For the three and nine months ended September 30, 2014, EMC incurred $31 million and $175 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and during the three and nine months ended September 30, 2014, EMC incurred $2 million and $3 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and nine months ended September 30, 2014, VMware recognized $6 million and $4 million, respectively, of restructuring charges, primarily related to its current year restructuring program. For the nine months ended September 30, 2014, VMware incurred $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and nine months ended September 30, 2013, EMC incurred $30 million and $116 million, respectively, of restructuring charges, primarily related to our 2013 restructuring programs. For the three and nine months ended September 30, 2013, VMware incurred $1 million and $54 million, respectively, of restructuring charges, primarily related to its 2013 restructuring program. For the three and nine months ended September 30, 2013, EMC incurred $4 million and $8 million, respectively, and VMware incurred $1 million and $3 million, respectively, of costs for financial, advisory, legal and accounting services in connection with acquisitions. Additionally, during the three and nine months ended September 30, 2013, VMware incurred $4 million and $14 million, respectively, of impairment charges related to its business realignment.

EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,326 positions in the first quarter, 210 positions in the second quarter and 241 positions in the third quarter of 2014. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Information Intelligence Group and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

During the three months ended September 30, 2014, VMware initiated a business realignment plan to streamline its operations which will result in the elimination of approximately 90 positions across all major functional groups and geographies. All of these actions are expected to be completed within a year of the start of the program.

During 2013, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of 1,917 positions, of which 1,525 positions were identified in the first and third quarters of 2013. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed within a year of the start of the program.

During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions were completed within a year of the start of the program.

For the three and nine months ended September 30, 2014, we recognized $2 million and $10 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2013, we recognized $2 million and $14 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2016.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the restructuring programs is presented below (tables in millions):
Three Months Ended September 30, 2014:

2014 EMC Programs
Category	Balance as of June 30, 2014	2014 Charges	Utilization	Balance as of September 30, 2014
Workforce reductions	$98	$30	$(33)	$95
Consolidation of excess facilities and other contractual obligations	3	2	(2)	3
Total	$101	$32	$(35)	$98

Other EMC Programs
Category	Balance as of June 30, 2014	Adjustments to the Provision	Utilization	Balance as of September 30, 2014
Workforce reductions	$17	$(1)	$(6)	$10
Consolidation of excess facilities and other contractual obligations	18	—	(1)	17
Total	$35	$(1)	$(7)	$27
Nine Months Ended September 30, 2014:

2014 EMC Programs
Category	Balance as of December 31, 2013	2014 Charges	Utilization	Balance as of September 30, 2014
Workforce reductions	$—	$179	$(84)	$95
Consolidation of excess facilities and other contractual obligations	—	7	(4)	3
Total	$—	$186	$(88)	$98

Other EMC Programs
Category	Balance as of December 31, 2013	Adjustments to the Provision	Utilization	Balance as of September 30, 2014
Workforce reductions	$66	$(14)	$(42)	$10
Consolidation of excess facilities and other contractual obligations	24	3	(10)	17
Total	$90	$(11)	$(52)	$27

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
15.  Segment Information
We manage the Company as a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal. EMC Information Infrastructure operates in three segments: Information Storage, Information Intelligence Group and RSA Information Security while VMware Virtual Infrastructure and Pivotal each operate as single segments.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
September 30, 2014
Revenues:
Product revenues	$2,595	$36	$114	$2,745	$17	$2,762
Services revenues	1,456	118	147	1,721	41	1,762
Total consolidated revenues	4,051	154	261	4,466	58	4,524

Gross profit	$2,238	$100	$173	$2,511	$27	$2,538
Gross profit percentage	55.2%	65.2%	66.3%	56.2%	46.9%	56.1%

Research and development				372	33	405
Selling, general and administrative				1,146	46	1,192
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,518	79	1,597
Operating income (expense)				$993	$(52)	$941

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
September 30, 2014
Revenues:
Product revenues	$2,762	$638	$—	$3,400
Services revenues	1,762	870	—	2,632
Total consolidated revenues	4,524	1,508	—	6,032

Gross profit	$2,538	$1,304	$(99)	$3,743
Gross profit percentage	56.1%	86.5%	—%	62.0%

Research and development	405	263	99	767
Selling, general and administrative	1,192	586	212	1,990
Restructuring and acquisition-related charges	—	—	39	39
Total costs and expenses	1,597	849	350	2,796

Operating income (expense)	941	455	(449)	947

Non-operating income (expense), net	(120)	6	—	(114)
Income tax provision (benefit)	207	99	(100)	206
Net income	614	362	(349)	627
Net income attributable to the non-controlling interest in VMware, Inc.	—	(73)	33	(40)
Net income attributable to EMC Corporation	$614	$289	$(316)	$587

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
September 30, 2013
Revenues:
Product revenues	$2,430	$32	$120	$2,582	$20	$2,602
Services revenues	1,376	117	132	1,625	27	1,652
Total consolidated revenues	3,806	149	252	4,207	47	4,254

Gross profit	$2,106	$94	$170	$2,370	$29	$2,399
Gross profit percentage	55.3%	63.3%	67.6%	56.3%	61.0%	56.4%

Research and development				356	30	386
Selling, general and administrative				1,115	42	1,157
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				1,471	72	1,543
Operating income (expense)				$899	$(43)	$856

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Three Months Ended
September 30, 2013
Revenues:
Product revenues	$2,602	$563	$—	$3,165
Services revenues	1,652	722	—	2,374
Total consolidated revenues	4,254	1,285	—	5,539

Gross profit	$2,399	$1,141	$(98)	$3,442
Gross profit percentage	56.4%	88.8%	—%	62.1%

Research and development	386	208	92	686
Selling, general and administrative	1,157	493	159	1,809
Restructuring and acquisition-related charges	—	—	40	40
Total costs and expenses	1,543	701	291	2,535

Operating income (expense)	856	440	(389)	907

Non-operating income (expense), net	(106)	7	12	(87)
Income tax provision (benefit)	193	70	(82)	181
Net income	557	377	(295)	639
Net income attributable to the non-controlling interest in VMware, Inc.	—	(74)	21	(53)
Net income attributable to EMC Corporation	$557	$303	$(274)	$586

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Nine Months Ended:
September 30, 2014
Revenues:
Product revenues	$7,447	$108	$323	$7,878	$43	$7,921
Services revenues	4,260	358	425	5,043	118	5,161
Total consolidated revenues	11,707	466	748	12,921	161	13,082

Gross profit	$6,405	$300	$497	$7,202	$71	$7,273
Gross profit percentage	54.7%	64.4%	66.4%	55.7%	44.3%	55.6%

Research and development				1,106	98	1,204
Selling, general and administrative				3,388	133	3,521
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				4,494	231	4,725
Operating income (expense)				$2,708	$(160)	$2,548

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2014
Revenues:
Product revenues	$7,921	$1,807	$—	$9,728
Services revenues	5,161	2,502	—	7,663
Total consolidated revenues	13,082	4,309	—	17,391

Gross profit	$7,273	$3,761	$(290)	$10,744
Gross profit percentage	55.6%	87.3%	—%	61.8%

Research and development	1,204	737	298	2,239
Selling, general and administrative	3,521	1,725	606	5,852
Restructuring and acquisition-related charges	—	—	187	187
Total costs and expenses	4,725	2,462	1,091	8,278

Operating income (expense)	2,548	1,299	(1,381)	2,466

Non-operating income (expense), net	(285)	21	11	(253)
Income tax provision (benefit)	584	274	(326)	532
Net income	1,679	1,046	(1,044)	1,681
Net income attributable to the non-controlling interest in VMware, Inc.	—	(211)	98	(113)
Net income attributable to EMC Corporation	$1,679	$835	$(946)	$1,568

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Information Intelligence Group	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Nine Months Ended:
September 30, 2013
Revenues:
Product revenues	$7,478	$115	$317	$7,910	$48	$7,958
Services revenues	4,079	343	395	4,817	76	4,893
Total consolidated revenues	11,557	458	712	12,727	124	12,851

Gross profit	$6,429	$290	$471	$7,190	$65	$7,255
Gross profit percentage	55.6%	63.3%	66.1%	56.5%	52.9%	56.5%

Research and development				1,099	82	1,181
Selling, general and administrative				3,309	115	3,424
Restructuring and acquisition-related charges				—	—	—
Total costs and expenses				4,408	197	4,605
Operating income (expense)				$2,782	$(132)	$2,650

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
Nine Months Ended:
September 30, 2013
Revenues:
Product revenues	$7,958	$1,577	$—	$9,535
Services revenues	4,893	2,112	—	7,005
Total consolidated revenues	12,851	3,689	—	16,540

Gross profit	$7,255	$3,292	$(298)	$10,249
Gross profit percentage	56.5%	89.2%	—%	62.0%

Research and development	1,181	606	269	2,056
Selling, general and administrative	3,424	1,432	452	5,308
Restructuring and acquisition-related charges	—	—	195	195
Total costs and expenses	4,605	2,038	916	7,559

Operating income (expense)	2,650	1,254	(1,214)	2,690

Non-operating income (expense), net	(258)	14	31	(213)
Income tax provision (benefit)	594	247	(367)	474
Net income	1,798	1,021	(816)	2,003
Net income attributable to the non-controlling interest in VMware, Inc.	—	(202)	66	(136)
Net income attributable to EMC Corporation	$1,798	$819	$(750)	$1,867

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$3,212	$2,956	$9,102	$8,752
Europe, Middle East and Africa	1,672	1,455	4,933	4,418
Asia Pacific and Japan	821	789	2,346	2,361
Latin America, Mexico and Canada	327	339	1,010	1,009
Total	$6,032	$5,539	$17,391	$16,540

No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2014 or 2013.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,337 million at September 30, 2014 and $4,433 million at December 31, 2013. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $973 million at September 30, 2014 and $877 million at December 31, 2013. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at September 30, 2014 or December 31, 2013.
16. Subsequent Events
In October 2014, EMC entered into a definitive agreement to reorganize and recapitalize VCE, which will result in EMC acquiring the controlling interest in VCE and Cisco retaining the remaining 10% ownership stake. The transaction is expected to close in the fourth quarter of 2014, subject to customary regulatory approvals. Upon closing, EMC will begin reporting the VCE financial results as part of its consolidated financial statements.

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
INTRODUCTION
We manage our company as a federation of businesses, each of which plays a vital role in the delivery of IT-as-a-service ("ITaaS"): EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. This approach allows each of the businesses to individually build best-of-breed products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same ultimate goal of helping customers manage information which is becoming central to their operations. In 2014, we have and will continue to invest in the best technology and build the most complete portfolio to transition customers from the second platform of IT, which is primarily based on client-server computing, to the emerging and rapidly growing third platform of IT, which includes cloud computing, Big Data, mobile, social networking and security. We are a leader in the second platform of IT, which continues to support the vast majority of enterprise workloads and applications contained in these environments, and we believe we will continue to gain share in 2014. At the same time, we believe we have more offerings in the third platform of IT than anyone else and are better equipped to help customers bridge the gap as they transition from the second to third platform of IT. By segmenting our strategy and executional focus across these three businesses, we can offer customers horizontal solutions and more choices than they get from our competitors to maximize control, efficiency and choice.  We believe this strategy provides us with the opportunity to take advantage of the solid growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Information Intelligence and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong and ever expanding portfolio of offerings while investing in the business. During 2014, we have and will continue to invest in expanding our total addressable market through increased internal research and development (“R&D”), with a focus on flash, Big Data storage, software-defined storage and converged infrastructure to facilitate the enablement of cloud infrastructures, both public and private. Our investment in new technologies and solutions is reflected in our roadmap for 2014, with numerous innovations, product refreshes and brand-new products as well as continued focus on business acquisitions. We have developed a product portfolio with customers' current and future needs in mind which will continue to evolve as the largest transformation in IT history is creating enormous opportunities in cloud computing, Big Data and Trusted IT.
Our go-to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to cloud computing and benefit from Big Data in the most advantageous manner for their businesses. As IT headcount grows at a fraction of the pace of data and the demands from the data center escalate, customers continue to look for simple and scalable ways to build out their ITaaS function. We offer three alternatives to help our customers transition to cloud architectures, in private, hybrid and public clouds, and leverage Big Data to meet these needs: our best-of-breed infrastructure products, proven infrastructure through our VSPEX reference architecture and converged infrastructure with Vblock from VCE, which continues to gather momentum in one of the fastest growing areas in IT. Our service provider program continues to be an important part of our strategy to lead our customers to the public cloud.
Pivotal
In the second quarter of 2013, we, along with VMware and an investment from General Electric Company (“GE”), formed Pivotal, which is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The first version of this integrated technology platform, Pivotal One, will continue to be a cornerstone offering in 2014 together with high-value strategic services. The foundation of Pivotal One, Cloud Foundry, continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds in addition to our own and not lock a customer into any one cloud in particular. On top of this platform, Pivotal will offer its own suite of big and fast data capabilities, featuring game changing innovations that use Hadoop Distributed File System ("HDFS") and scalar processing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

technologies. Additionally, its development services business, Pivotal Labs, will help existing customers and digital era startups build industrial-strength applications with more agility, more speed, and better quality. With its renewed focus on driving a business model to support exclusively software and strategic services, we believe we are positioning the business for rapid growth in the future.
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
On a consolidated basis, our vision, strategy and market leading assets within our portfolio, as well as our go-to market capabilities position us to continue to anticipate and capitalize on the mega trends of cloud, mobile, Big Data and security as the IT industry transitions from the second to the third platform. As a result, we believe on a consolidated basis we will continue to grow faster than the markets we serve in 2014, as we simultaneously invest in the business and grow earnings per share.
RESULTS OF OPERATIONS
Revenues
The following tables present total revenue by our segments (in millions):

	For the Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Information Storage	$4,051	$3,806	$245	6%
Information Intelligence Group	154	149	5	3%
RSA Information Security	261	252	9	4%
Pivotal	58	47	11	24%
VMware Virtual Infrastructure within EMC	1,508	1,285	223	17%
Total consolidated revenues	$6,032	$5,539	$493	9%

	For the Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Information Storage	$11,707	$11,557	$150	1%
Information Intelligence Group	466	458	8	2%
RSA Information Security	748	712	36	5%
Pivotal	161	124	37	31%
VMware Virtual Infrastructure within EMC	4,309	3,689	620	17%
Total consolidated revenues	$17,391	$16,540	$851	5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Consolidated product revenues increased 7% and 2% to $3,400 million and $9,728 million for the three and nine months ended September 30, 2014, respectively. The percentage increase for the three and nine months ended September 30, 2014 was primarily driven by the Information Storage and VMware Virtual Infrastructure segments.

The Information Storage segment’s product revenues increased 7% to $2,595 million and remained flat at $7,447 million for the three and nine months ended September 30, 2014, respectively. The increase during the three months ended September 30, 2014 is largely due to strong growth in Europe and a return to more normal spending by the U.S. federal government which had unexpectedly re-prioritized year-end budgets ahead of the U.S. federal government shutdown at the end of September of 2013 which negatively impacted revenue during the three months ended September 30, 2013.

Within the Information Storage segment, revenue from the high-end storage business decreased 7% and 15% for the three and nine months ended September 30, 2014, respectively, primarily driven by an overall slow down in the high-end market as well as a customer pause in purchasing in anticipation of the new VMAX high-end storage system which became generally available at the end of the third quarter. Revenue from the Emerging Storage business increased 47% and 59% for the three and nine months ended September 30, 2014, respectively, primarily due to increased demand for our portfolio of best-of-breed products that are thriving with the shift to the third platform, including flash from XtremIO, software-defined storage with ViPR and ScaleIO. Isilon revenue growth accelerated in the third quarter, benefiting from newer growth vectors where Hadoop capabilities allow efficient analysis of Big Data. Additionally, revenue from the Unified and Backup Recovery business increased 6% and 5% during the three and nine months ended September 30, 2014, respectively, with growth generated from both our VNX and Data Domain offerings.

The Pivotal segment’s product revenues decreased 16% and 10% to $17 million and $43 million for the three and nine months ended September 30, 2014, respectively. The decrease is primarily attributable to an increase in license orders which have subscription-based, ratable revenue recognition. As a result, Pivotal's product revenue decline for the quarter does not reflect the growth in demand which grew compared to the comparable periods in the prior year. Pivotal is benefiting from the transition to next-gen applications by the enterprise and continues to expand the number of customers adopting Pivotal Cloud Foundry, a cloud-independent PaaS.

The VMware Virtual Infrastructure segment’s product revenues increased 13% and 15% to $638 million and $1,807 million for the three and nine months ended September 30, 2014, respectively. VMware’s product revenues, which are comprised of license revenues, increased during the three and nine months ended September 30, 2014 primarily due to an increase in revenue from its integrated product suites, including VMware vCloud Suite. VMware's customers continue to shift to purchasing their suite solutions rather than purchasing certain products sold on a standalone basis such as vSphere. Additionally, there was an increase in sales of its end-user computing products, including AirWatch mobile solutions. ELAs comprised 29% and 33% of their overall sales during the three months ended September 30, 2014 and 2013, respectively, and 31% and 33% of their overall sales during the nine months ended September 30, 2014 and 2013, respectively, with the balance represented by non-ELA, or transactional, business.

The RSA Information Security segment’s product revenues decreased 5% to $114 million and increased 2% to $323 million for the three and nine months ended September 30, 2014, respectively. The decrease in product revenue during the three months ended September 30, 2014 was due to a product transition in our Security Management and Compliance business. The increase in product revenue during the nine months ended September 30, 2014 was driven by growth in our Identity and Data Protection and Security Management and Compliance businesses. Security remains a priority as organizations build out hybrid clouds and RSA continues to benefit from this trend with its advanced, data driven security offerings.

The Information Intelligence Group segment’s product revenues increased 13% to $36 million and decreased 6% to $108 million for the three and nine months ended September 30, 2014, respectively. The increase in product revenues during the three month period year over year was primarily due to strong growth in license sales. The decrease in product revenues during the nine month period year over year was primarily due to the timing of revenue recognition resulting from growth in the subscription business. This business continues to make progress as it continues to innovate to meet customers' demand for technologies that work seamlessly in mobile cloud environments, such as xCP and Syncplicity.

Consolidated services revenues increased 11% and 9% to $2,632 million and $7,663 million for the three and nine months ended September 30, 2014, respectively. The consolidated services revenues increases were primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services due to an increased focus on delivering business outcomes, as well as from its role in assembling cross-federation solutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The Information Storage segment’s services revenues increased 6% and 4% to $1,456 million and $4,260 million for the three and nine months ended September 30, 2014, respectively. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base. In addition, during the nine months ended September 30, 2014 we have experienced a growing demand for professional services as we assist with customers' transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues increased 55% and 56% to $41 million and $118 million for the three and nine months ended September 30, 2014, respectively. The increase in services revenues was primarily attributable to higher professional services in the three and nine months ended September 30, 2014 as Pivotal transitions to enterprise customers, with their renewed focus on agile development and services surrounding their Pivotal One and Pivotal CF platforms.

The VMware Virtual Infrastructure segment’s services revenues increased 21% and 18% to $870 million and $2,502 million for the three and nine months ended September 30, 2014, respectively. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales.

The RSA Information Security segment’s services revenues increased 11% and 8% to $147 million and $425 million for the three and nine months ended September 30, 2014, respectively. Services revenues increased due to an increase primarily in professional services, as well as an increase in maintenance revenues, resulting from continued demand for support from our installed base.

The Information Intelligence Group segment’s services revenues increased 1% and 4% to $118 million and $358 million for the three and nine months ended September 30, 2014, respectively. The increase in services revenues was due to increased customer demand for services related to new product offerings and strategic professional services.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	September 30, 2014	September 30, 2013	% Change

United States	$3,212	$2,956	9%
Europe, Middle East and Africa	1,672	1,455	15%
Asia Pacific and Japan	821	789	4%
Latin America, Mexico and Canada	327	339	(4)%
Total revenues	$6,032	$5,539	9%

	For the Nine Months Ended
	September 30, 2014	September 30, 2013	% Change

United States	$9,102	$8,752	4%
Europe, Middle East and Africa	4,933	4,418	12%
Asia Pacific and Japan	2,346	2,361	(1)%
Latin America, Mexico and Canada	1,010	1,009	—%
Total revenues	$17,391	$16,540	5%
For the three months ended September 30, 2014, revenues increased in the United States, Europe, Middle East and Africa and Asia Pacific and Japan regions and revenues decreased in the Latin America, Mexico and Canada regions when compared to the same period in 2013. For the nine months ended September 30, 2014, revenues increased in the United States and Europe, Middle East and Africa regions, remained flat in the Latin America, Mexico and Canada region and decreased in the Asia Pacific and Japan region when compared to the same period in 2013.
Changes in exchange rates negatively impacted revenue growth by 0.1% for the three months ended September 30, 2014 and minimally impacted revenue growth for the nine months ended September 30, 2014. For the three months ended September 30, 2014, the growth rate was positively impacted by changes in exchange rates from the Euro region and the United Kingdom and negatively impacted from Japan, Latin America, and Canada. For the nine months ended September 30, 2014, the positive impact of the Euro region and the United Kingdom was offset by the negative impact from all other regions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Cost of revenue:
Information Storage	$1,813	$1,700	$113	7%
Information Intelligence Group	54	55	(1)	(2)%
RSA Information Security	88	82	6	8%
Pivotal	31	18	13	69%
VMware Virtual Infrastructure	204	144	60	42%
Corporate reconciling items	99	98	1	1%
Total cost of revenue	2,289	2,097	192	9%
Gross margins:
Information Storage	2,238	2,106	132	6%
Information Intelligence Group	100	94	6	7%
RSA Information Security	173	170	3	2%
Pivotal	27	29	(2)	(5)%
VMware Virtual Infrastructure	1,304	1,141	163	14%
Corporate reconciling items	(99)	(98)	(1)	1%
Total gross margin	3,743	3,442	301	9%
Operating expenses:
Research and development(1)	767	686	81	12%
Selling, general and administrative(2)	1,990	1,809	181	10%
Restructuring and acquisition-related charges	39	40	(1)	(3)%
Total operating expenses	2,796	2,535	261	10%
Operating income	947	907	40	4%
Investment income, interest expense and other expenses, net	(114)	(87)	(27)	32%
Income before provision for income taxes	833	820	13	2%
Income tax provision	206	181	25	13%
Net income	627	639	(12)	(2)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(40)	(53)	13	(25)%
Net income attributable to EMC Corporation	$587	$586	$1	—%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Cost of revenue:
Information Storage	$5,302	$5,128	$174	3%
Information Intelligence Group	166	168	(2)	(1)%
RSA Information Security	251	241	10	4%
Pivotal	90	59	31	55%
VMware Virtual Infrastructure	548	397	151	38%
Corporate reconciling items	290	298	(8)	(3)%
Total cost of revenue	6,647	6,291	356	6%
Gross margins:
Information Storage	6,405	6,429	(24)	—%
Information Intelligence Group	300	290	10	3%
RSA Information Security	497	471	26	6%
Pivotal	71	65	6	9%
VMware Virtual Infrastructure	3,761	3,292	469	14%
Corporate reconciling items	(290)	(298)	8	(3)%
Total gross margin	10,744	10,249	495	5%
Operating expenses:
Research and development(3)	2,239	2,056	183	9%
Selling, general and administrative(4)	5,852	5,308	544	10%
Restructuring and acquisition-related charges	187	195	(8)	(4)%
Total operating expenses	8,278	7,559	719	10%
Operating income	2,466	2,690	(224)	(8)%
Investment income, interest expense and other expenses, net	(253)	(213)	(40)	19%
Income before provision for income taxes	2,213	2,477	(264)	(11)%
Income tax provision	532	474	58	12%
Net income	1,681	2,003	(322)	(16)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(113)	(136)	23	(17)%
Net income attributable to EMC Corporation	$1,568	$1,867	$(299)	(16)%
___________

(1)	Amount includes corporate reconciling items of $99 million and $92 million for the three months ended September 30, 2014 and 2013, respectively.

(2)	Amount includes corporate reconciling items of $212 million and $159 million for the three months ended September 30, 2014 and 2013, respectively.

(3)	Amount includes corporate reconciling items of $298 million and $269 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Amount includes corporate reconciling items of $606 million and $452 million for the nine months ended September 30, 2014 and 2013, respectively.

Gross Margins
Overall our gross margin percentages were 62.0% and 62.1% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the gross margin percentage in the three months ended September 30, 2014 compared to 2013 was attributable to the Information Storage segment, which decreased overall gross margins by 36 basis points, the Pivotal segment, which decreased overall gross margins by 14 basis points, and the RSA Information Security segment, which decreased overall gross margins by 5 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 42 basis points, and the Information Intelligence Group segment, which increased overall gross margins by 5 basis points during the three months ended September 30, 2014. In addition, the increase in corporate reconciling

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

items, consisting of stock-based compensation, acquisition and other related intangible asset amortization and the amortization of VMware’s capitalized software from prior periods decreased the consolidated gross margin percentage by 2 basis points.
Overall our gross margin percentages were 61.8% and 62.0% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the gross margin percentage in the nine months ended September 30, 2014 compared to 2013 was attributable to the Information Storage segment, which decreased overall gross margins by 69 basis points, and the Pivotal segment, which decreased overall gross margins by 10 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 50 basis points, the RSA Information Security segment, which increased overall gross margins by 2 basis points, and the Information Intelligence Group segment, which increased overall gross margins by 3 basis points. In addition, the increase in corporate reconciling items, consisting of stock-based compensation, acquisition and other related intangible asset amortization and the amortization of VMware’s capitalized software from prior periods increased the consolidated gross margin percentage by 5 basis points.
For segment reporting purposes, stock-based compensation, acquisition and other related intangible asset amortization and the amortization of VMware’s capitalized software from prior periods are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $1 million in the corporate reconciling items within cost of goods sold for the three months ended September 30, 2014 compared to the same period in 2013 was attributable to an $8 million decrease in amortization of VMware’s capitalized software from prior periods, partially offset by a $5 million increase in stock-based compensation expense and a $4 million increase in intangible asset amortization. The decrease of $8 million in the corporate reconciling items within cost of goods sold for the nine months ended September 30, 2014 compared to the same period in 2013 was attributable to a $33 million decrease in amortization of VMware’s capitalized software from prior periods, partially offset by a $16 million increase in stock-based compensation expense and a $9 million increase in intangible asset amortization.
The gross margin percentages for the Information Storage segment were 55.2% and 55.3% for the three months ended September 30, 2014 and 2013, respectively, and 54.7% and 55.6% for the nine months ended September 30, 2014 and 2013, respectively. The slight decrease in gross margin percentage for the three months ended September 30, 2014 compared to the same period in 2013 was due to improvements in margins from mix and pricing and from leverage from lower fixed costs which were offset by higher margins in the prior year due to variable cost benefits which were recognized in the three months ended September 30, 2013. The decrease in gross margin percentage for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in product and service margins during the first half of 2014. The decrease in product margins was primarily due to lower sales volume without a corresponding decrease in fixed costs and pricing pressures on our high-end storage products in anticipation of the new VMAX refresh. The decrease in service margins was due to higher costs to support increased field service activity which was consistent with the field service costs in the second half of 2013, but higher than the field service costs experienced in the first nine months of 2013.
The gross margin percentages for the Pivotal segment were 46.9% and 61.0% for the three months ended September 30, 2014 and 2013, respectively, and 44.3% and 52.9% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in gross margin percentage for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to a higher mix of services revenues as a result of the increased demand for subscription-based licenses and for Pivotal services, which have lower gross margins, as Pivotal works with customers to determine how best to leverage newer technologies such as Pivotal CF and Pivotal One.
The gross margin percentages for the VMware Virtual Infrastructure segment were 86.5% and 88.8% for the three months ended September 30, 2014 and 2013, respectively, and 87.3% and 89.2% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in gross margin percentage for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was driven by the growth in its SaaS and professional services offerings which led to higher costs of services. The increase includes growth in employee-related expenses due to incremental growth in headcount, both organic and through the AirWatch acquisition. In addition, increases in costs incurred to provide technical support as well as increases in equipment and depreciation costs contributed to the decreased margins.
The gross margin percentages for the RSA Information Security segment were 66.3% and 67.6% for the three months ended September 30, 2014 and 2013, respectively, and 66.4% and 66.1% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in gross margin percentage for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decline in service margins. The increase in gross margin percentage for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in product margins resulting from sales of higher margin products.
The gross margin percentages for the Information Intelligence Group segment were 65.2% and 63.3% for three months ended September 30, 2014 and 2013, respectively, and 64.4% and 63.3% for the nine months ended September 30, 2014 and 2013,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

respectively. The increase in gross margin percentage for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was driven by higher product margins as well as an improvement in professional service margins.
Research and Development
As a percentage of revenues, R&D expenses were 13% and 12% for both the three and nine months ended September 30, 2014 and 2013, respectively. R&D expenses increased $81 million and $183 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense, infrastructure costs, and material related costs. Personnel-related costs increased by $71 million and $158 million, depreciation expense increased by $14 million and $31 million, infrastructure costs increased by $6 million and $14 million and material costs increased by $9 million and $18 million for the three and nine months ended September 30, 2014, respectively. Partially offsetting these increased costs was a decrease in business development of $8 million and $9 million and capitalized software development costs of $14 million and $37 million for the three and nine months ended September 30, 2014, respectively.
Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, increased $7 million and $29 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. This increase was primarily attributable to stock-based compensation expense for the three and nine months ended September 30, 2014.
R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 8% for both the three months ended September 30, 2014 and 2013, and were 9% for both the nine months ended September 30, 2014 and 2013. R&D expenses increased $16 million and $7 million for the three and nine months ended September 30, 2014, respectively, primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring, infrastructure costs, depreciation expense, and material costs. Personnel-related costs increased by $21 million and $22 million, infrastructure costs increased by $2 million and $10 million, depreciation expense increased by $4 million and $14 million, and material costs increased $9 million and $18 million for the three and nine months ended September 30, 2014, respectively. Partially offsetting these increased costs was a decrease in business development costs by $8 million and $12 million for the three and nine months ended September 30, 2014, respectively, and a decrease in capitalized software development costs of $14 million and $46 million for the three and nine months ended September 30, 2014, respectively.
R&D expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 56% and 64% for the three months ended September 30, 2014 and 2013, respectively, and were 61% and 66% for the nine months ended September 30, 2014 and 2013, respectively. R&D expenses increased $3 million and $16 million for the three and nine months ended September 30, 2014, respectively, primarily due to an increases in personnel-related costs as the business continues to transition to its new strategic focus, infrastructure costs and capitalized software development costs.
R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 17% and 16% for both the three and nine months ended September 30, 2014 and 2013, respectively. R&D expenses increased $55 million and $132 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013 largely due to increases in personnel-related costs of $42 million and $108 million, driven by incremental headcount from strategic hiring, depreciation costs of $9 million and $15 million and infrastructure costs of $3 million for the three and nine months ended September 30, 2014, respectively.

Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 33% for both the three months ended September 30, 2014 and 2013, and were 34% and 32% for the nine months ended September 30, 2014 and 2013, respectively. SG&A expenses increased by $181 million and $544 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and increases in infrastructure cost. Personnel-related costs increased by $175 million and $464 million, and infrastructure cost increased by $21 million and $38 million for the three and nine months ended September 30, 2014, respectively. In addition, business development costs and depreciation costs decreased $3 million and $9 million for the three months ended September 30, 2014, respectively, and increased $19 million and $11 million for the nine months ended September 30, 2014, respectively.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and acquisition and other related costs, increased $53 million and $154 million for the three and nine months ended September 30,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

2014, respectively, when compared to the same periods in 2013 primarily due to acquisition and other related costs relating to the specified future employment conditions of DSSD employees and AirWatch employees at VMware which increased $53 million and $123 million for the three and nine months ended September 30, 2014, respectively.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 26% and 27% for the three months ended September 30, 2014 and 2013, respectively, and were 26% for both the nine months ended September 30, 2014 and 2013. SG&A expenses increased $31 million and $79 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, slightly offset by decreases in travel costs. Personnel-related costs increased by $46 million and $75 million and travel costs decreased by $9 million and $12 million for the three and nine months ended September 30, 2014, respectively. Additionally, infrastructure costs decreased $3 million for the three months ended September 30, 2014 and increased $10 million for the nine months ended September 30, 2014.

SG&A expenses within the Pivotal business, as a percentage of Pivotal's revenues, were 80% and 90% for the three months ended September 30, 2014 and 2013, respectively, and were 82% and 93% for the nine months ended September 30, 2014 and 2013, respectively. SG&A expenses increased $5 million and $18 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs related to strategic hiring by $2 million and $11 million for the three and nine months ended September 30, 2014, respectively.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 39% and 38% for the three months ended September 30, 2014 and 2013, respectively, and 40% and 39% for the nine months ended September 30, 2014 and 2013, respectively. SG&A expenses increased $92 million and $292 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions and infrastructure costs. Personnel-related costs increased $73 million and $220 million and infrastructure cost increased $24 million and $27 million for the three and nine months ended September 30, 2014, respectively. Additionally, travel increased $15 million, business development cost increased $17 million, and deprecation related expense increased $8 million for nine months ended September 30, 2014.
Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2014, we incurred restructuring and acquisition-related charges of $39 million and $187 million, respectively. For the three and nine months ended September 30, 2013, we incurred restructuring and acquisition-related charges of $40 million and $195 million, respectively. For the three and nine months ended September 30, 2014, EMC incurred $31 million and $175 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and during the three and nine months ended September 30, 2014, EMC incurred $2 million and $3 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and nine months ended September 30, 2014, VMware recognized $6 million and $4 million, respectively, of restructuring charges, primarily related to its current year restructuring program. For the nine months ended September 30, 2014, VMware incurred $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and nine months ended September 30, 2013, EMC incurred $30 million and $116 million, respectively, of restructuring charges, primarily related to our 2013 restructuring programs. For the three and nine months ended September 30, 2013, VMware incurred $1 million and $54 million, respectively, of restructuring charges, primarily related to its 2013 restructuring program. For the three and nine months ended September 30, 2013, EMC incurred $4 million and $8 million, respectively, and VMware incurred $1 million and $3 million, respectively, of costs for financial, advisory, legal and accounting services in connection with acquisitions. Additionally, during the three and nine months ended September 30, 2013, VMware incurred $4 million and $14 million, respectively, of impairment charges related to its business realignment.

EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,326 positions in the first quarter, 210 positions in the second quarter and 241 positions in the third quarter of 2014. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Information Intelligence Group and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

During the three months ended September 30, 2014, VMware initiated a business realignment plan to streamline its operations which will result in the elimination of approximately 90 positions across all major functional groups and geographies. All of these actions are expected to be completed within a year of the start of the program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

During 2013, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of 1,917 positions, of which 1,525 positions were identified in the first and third quarters of 2013. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Information Intelligence Group segments. All of these actions were completed within a year of the start of the program.

During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions were completed within a year of the start of the program.

For the three and nine months ended September 30, 2014, we recognized $2 million and $10 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2013, we recognized $2 million and $14 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs. These costs are expected to be utilized by the end of 2016.
Investment Income
Investment income was $29 million and $26 million for the three months ended September 30, 2014 and 2013, respectively, and $100 million and $93 million for the nine months ended September 30, 2014 and 2013, respectively. Investment income increased for both the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to an increase in net realized gains. For the three and nine months ended September 30, 2014, interest income was $24 million and $76 million and net realized gains were $3 million and $19 million, respectively. For the three and nine months ended September 30, 2013, interest income was $27 million and $79 million and net realized losses were $1 million and net realized gains were $11 million, respectively.
Interest Expense
Interest expense was $40 million and $58 million for the three months ended September 30, 2014 and 2013, respectively, and was $108 million and $109 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense during the three and nine months ended September 30, 2014 consists primarily of interest on the Notes. Interest expense during the three and nine months ended September 30, 2013 consists primarily of interest on the 2013 Notes which includes non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $17 million and $49 million for the three and nine months ended September 30, 2013, respectively, as we accreted the 2013 Notes to their stated values over their terms. The decrease in interest expense for the three months ended September 30, 2014 when compared to the same period in 2013 is due to the timing of the settlement of the 2013 Notes and the issuance of the Notes which resulted in higher interest expense during the three months ended September 30, 2013. See Note 4 to the consolidated financial statements.

Other Expense, Net
Other expense, net was $103 million and $55 million for the three months ended September 30, 2014 and 2013, respectively, and was $245 million and $197 million for the nine months ended September 30, 2014 and 2013, respectively. Other expense, net primarily consists of our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC, net gains and losses on strategic investments and foreign exchange losses. The VCE joint venture is accounted for under the equity method and our consolidated share of VCE's losses is based upon our portion of the overall funding, which was approximately 65% at September 30, 2014, and represents our share of the net losses of the joint venture, net of equity accounting adjustments. The losses recognized from the joint venture exclude our consolidated revenues and gross margins from sales of products and services to VCE, and any additional related selling expenses.  See Note 9 to the consolidated financial statements.
During the three months ended September 30, 2014 and 2013, we incurred losses related to VCE of $101 million and $75 million, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred losses of $261 million and $215 million, respectively. During the three months ended September 30, 2014, we recognized net gains from strategic investments which were offset by foreign currency exchange losses. During the three months ended September 30, 2013, we recognized foreign currency exchange gains. During the nine months ended September 30, 2014 and 2013, we recognized net gains from strategic investments of $39 million and net losses from strategic investments of $20 million, respectively. Included in the net gains on strategic investments during the nine months ended September 30, 2014 was a gain on previously held interests in strategic investments of $45 million and an impairment of a strategic investment of $33 million. Additionally, during the nine months ended September 30, 2013, we recorded net gains on the divestiture of businesses of $31 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Provision for Income Taxes

Our effective income tax rates were 24.7% and 24.0% for the three and nine months ended September 30, 2014, respectively. Our effective income tax rates were 22.1% and 19.1% for the three and nine months ended September 30, 2013, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three and nine months ended September 30, 2013, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions, state taxes and the U.S. federal tax credit for increasing research activities. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our income tax provision for the nine months ended September 30, 2013 included the estimated federal tax credit for increasing research activities for the full year 2012 as well as the nine months ended September 30, 2013, which reduced our effective tax rate for the nine month period.

Our effective income tax rates increased in the three and nine months ended September 30, 2014 from the three and nine months ended September 30, 2013 due primarily to the retroactive renewal of the U.S. federal tax credit for increasing research activities on January 2, 2013 as discussed above. The U.S. federal tax credit for increasing research activities reduced our effective income tax rate by approximately 3.0% and 4.4% for the three and nine months ended September 30, 2013, respectively. Our effective income tax rates for the three and nine months ended September 30, 2014 do not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2013. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.
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
Recent developments in 2014, including the Irish government’s announced changes to the taxation of certain existing non-resident Irish companies beginning in January 2021, and the Organisation for Economic Co-operation and Development’s project on Base Erosion and Profit Shifting, could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a U.S. perspective, which may adversely impact our effective tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $40 million and $53 million for the three months ended September 30, 2014 and 2013, respectively, and was $113 million and $136 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the three and nine months ended September 30, 2014 compared to the same periods in 2013 was due to decreases in VMware’s net income. VMware’s reported net income was $194 million and $261 million for the three months ended September 30, 2014 and 2013, respectively, and was $560 million and $679 million for the nine months ended September 30, 2014 and 2013, respectively. The weighted average non-controlling interest in VMware was approximately 20% for the three and nine months ended September 30, 2014 and 2013. EMC did not purchase any shares of VMware common stock during the three and nine months ended September 30, 2014.

Financial Condition

Cash provided by operating activities was $4,292 million and $4,733 million for the nine months ended September 30, 2014 and 2013, respectively. Cash received from customers was $19,005 million and $18,065 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash received from customers was attributable to an increase in sales volume. Cash paid to suppliers and employees was $13,868 million and $12,740 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to a general growth in the business to support the increased revenue base as well as the timing of cash payments. For the nine months ended September 30, 2014 and 2013, we paid $897 million and $691 million, respectively, in income taxes. These payments are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits. The higher payments in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were primarily driven by lower stock-based compensation deductions in 2013 compared to 2012.

Cash used in investing activities was $2,606 million and $5,664 million for the nine months ended September 30, 2014 and 2013, respectively. Cash used for business acquisitions, net of cash acquired, was $1,771 million and $616 million for the nine months ended September 30, 2014 and 2013, respectively. Cash used for business acquisitions varies from period to period based upon the number and size of acquisitions in a given period. During the nine months ended September 30, 2014, VMware increased its restricted cash by $76 million for amounts to be paid to certain AirWatch employees subject to the achievement of defined employment conditions. Net cash spent on the purchase of strategic and other related investments was $63 million and $99 million during the nine months ended September 30, 2014 and 2013, respectively. We provided $163 million and $268 million of funding to our joint venture, VCE Company LLC, during the nine months ended September 30, 2014 and 2013, respectively. Also during the nine months ended September 30, 2013, VMware received $38 million from dispositions of certain lines of business. Capital additions were $693 million and $673 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in capital additions was primarily due to the purchase of a building and other infrastructure investments during the nine months ended September 30, 2014. Capitalized software development costs were $382 million and $342 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in capitalized software costs was primarily attributable to EMC Information Infrastructure's software development activities. Net sales of investments were $542 million and net purchases of investments were $3,704 million for the nine months ended September 30, 2014 and 2013, respectively. This activity varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash used in financing activities was $3,438 million and cash provided by financing activities $3,414 million for the nine months ended September 30, 2014 and 2013, respectively. We spent $1,665 million and $14 million for repayment of our long- and short-term obligations including convertible debt in the nine months ended September 30, 2014 and 2013, respectively. We received $5,460 million through the issuance of long-term notes in the nine months ended September 30, 2013. We spent $1,374 million and $1,965 million to repurchase 52 million and 80 million shares of our common stock for the nine months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2013, we also spent $160 million to purchase 2 million shares of VMware’s common stock. In the nine months ended September 30, 2014 and 2013, VMware spent $450 million and $392 million, respectively, to repurchase 5 million shares of its common stock. We generated $603 million and $487 million during the nine months ended September 30, 2014 and 2013, respectively, from the issuance of common stock. We generated $85 million and $102 million during the nine months ended September 30, 2014 and 2013, respectively, of excess tax benefits from stock-based compensation. Contributions to non-controlling interests were $7 million and $105 million during the nine months ended September 30, 2014 and 2013, respectively. Additionally, EMC paid dividends of $644 million and $209 million to shareholders during the nine months ended September 30, 2014 and 2013, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

On April 17, 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders to $0.115 per share of common stock. On October 23, 2014, EMC paid a cash dividend at this new rate of $234 million to shareholders of record as of the close of business on October 1, 2014.

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

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the "Notes") which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of September 30, 2014, we were in compliance with all debt covenants which are customary in nature.

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

At September 30, 2014, our total cash, cash equivalents, and short-term and long-term investments were $15,380 million. This balance includes approximately $7,094 million held by VMware, of which $4,954 million is held overseas and $2,140 million is held in the U.S. and $8,286 million held by EMC, of which $4,704 million is held overseas and $3,582 million is held in the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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
Our non-GAAP operating results for the three months ended September 30, 2014 and 2013 were as follows (in millions):

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Gross margin	$3,842	$3,540
Gross margin percentage	63.7%	63.9%
Operating income	1,396	1,296
Operating margin percentage	23.1%	23.4%
Income tax provision	306	263
Net income attributable to EMC	903	860
Diluted earnings per share attributable to EMC	$0.44	$0.40
The improvement in the non-GAAP gross margin for the three months ended September 30, 2014 was attributable to higher sales volume. The decrease in gross margin percentage for the three months ended September 30, 2014 was attributable to decreases in Pivotal and VMware margins reflecting the impact of growth initiatives as well as the continuing shift to subscription based revenues at Pivotal. Information Storage gross margins decreased slightly year over year as the improvements in margins from mix and pricing and from leverage from lower fixed costs were offset by higher margins in the prior year due to variable cost benefits which were recognized in the three months ended September 30, 2013.
The increase in the non-GAAP operating income for the three months ended September 30, 2014 was attributable to higher sales volume. Non-GAAP operating margin percentage for the three months ended September 30, 2014 decreased primarily due to a decrease in gross margin percentage and increases in operating expenses. The increase in operating expenses was driven by the investments we are making at Pivotal and VMware, including continuing development of our offerings in software-defined data center, Big Data analytics, PaaS, hybrid cloud and mobile.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended September 30, 2014
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,743	$947	$206	$587	$0.28
Stock-based compensation expense	37	255	60	174	0.09
Intangible asset amortization	62	102	30	67	0.03
Restructuring charges	—	37	9	27	0.01
Acquisition and other related charges	—	55	15	35	0.02
R&D tax credit	—	—	(12)	11	0.01
VMware litigation charge and other contingencies	—	—	(2)	2	—
Non-GAAP	$3,842	$1,396	$306	$903	$0.44

	For the Three Months Ended September 30, 2013
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,442	$907	$181	$586	$0.27
Stock-based compensation expense	32	244	64	163	0.08
Intangible asset amortization	58	97	27	66	0.03
Restructuring charges	—	35	10	24	0.01
Acquisition and other related charges	—	5	—	5	—
Amortization of VMware's capitalized software from prior periods	8	8	2	4	—
Special tax items charges	—	—	(23)	23	0.01
Net gain on disposition of certain lines of business and other	—	—	2	(11)	(0.01)
Non-GAAP	$3,540	$1,296	$263	$860	$0.40
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the nine months ended September 30, 2014, our free cash flow was $3,217 million, a decrease of 13% compared to the free cash flow generated for the nine months ended September 30, 2013. The free cash flow for the nine months ended September 30, 2014 exceeded our same period non-GAAP net income attributable to EMC by $703 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, fund joint ventures, repurchase shares, service debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cash Flow from Operations	$1,701	$1,793	$4,292	$4,733
Capital expenditures	(222)	(236)	(693)	(673)
Capitalized software development costs	(137)	(123)	(382)	(342)
Free Cash Flow	$1,342	$1,434	$3,217	$3,718
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $4,292 million and $4,733 million for the nine months ended September 30, 2014 and 2013, respectively, cash used in investing activities of $2,606 million and $5,664 million for the nine months ended September 30, 2014 and 2013, respectively, and net cash used in financing activities of $3,438 million and provided by the financing activities of $3,414 million for the nine months ended September 30, 2014 and 2013, respectively.
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

We held $9.3 billion in short- and long-term investments as of September 30, 2014. The investments are invested primarily in investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

Recent developments in 2014, including the Irish government’s announced changes to the taxation of certain existing non-resident Irish companies beginning in January 2021, and the Organisation for Economic Co-operation and Development’s project on Base Erosion and Profit Shifting, could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a U.S. perspective, which may adversely impact our effective tax rate.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2014
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	5		$29.45	4	112
August 1, 2014 – August 31, 2014	10		29.35	9	104
September 1, 2014 – September 30, 2014	—		28.84	—	104
Total	15	(2)	$29.38	13	104
__________________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in February 2013 to repurchase 250 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes an aggregate of 2.5 million shares withheld from employees for the payment of taxes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 63 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2014	EMC CORPORATION

	By:	/s/ Zane C. Rowe
Zane C. Rowe
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

4.5	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
10.1	TwinStrata, Inc. 2008 Stock Option and Purchase Plan dated April 22, 2008. (filed herewith)
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