Form 10-Q
period 2015-03-31
EMC CORP
filed 2015-05-04
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2015 was 1,942,061,163.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,388	$6,343
Short-term investments	2,062	1,978
Accounts and notes receivable, less allowance for doubtful accounts of $71 and $72	2,966	4,413
Inventories	1,292	1,276
Deferred income taxes	1,067	1,070
Other current assets	788	653
Total current assets	12,563	15,733
Long-term investments	7,022	6,334
Property, plant and equipment, net	3,742	3,766
Intangible assets, net	2,041	2,125
Goodwill	16,174	16,134
Other assets, net	1,751	1,793
Total assets	$43,293	$45,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$1,696
Accrued expenses	2,817	3,141
Income taxes payable	103	852
Deferred revenue	6,355	6,021
Total current liabilities	10,481	11,710
Income taxes payable	290	306
Deferred revenue	4,332	4,144
Deferred income taxes	270	274
Long-term debt (See Note 4)	5,495	5,495
Other liabilities	421	431
Total liabilities	21,289	22,360
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 1,942 and 1,985 shares	19	20
Additional paid-in capital	—	—
Retained earnings	20,887	22,242
Accumulated other comprehensive loss, net	(457)	(366)
Total EMC Corporation’s shareholders’ equity	20,449	21,896
Non-controlling interests	1,555	1,629
Total shareholders’ equity	22,004	23,525
Total liabilities and shareholders’ equity	$43,293	$45,885
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Product sales	$2,905	$3,008
Services	2,708	2,471
	5,613	5,479
Costs and expenses:
Cost of product sales	1,329	1,296
Cost of services	945	836
Research and development	788	731
Selling, general and administrative	2,037	1,852
Restructuring and acquisition-related charges	135	119
Operating income	379	645
Non-operating income (expense):
Investment income	24	36
Interest expense	(40)	(34)
Other income (expense), net	10	(76)
Total non-operating income (expense)	(6)	(74)
Income before provision for income taxes	373	571
Income tax provision	82	139
Net income	291	432
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39)	(40)
Net income attributable to EMC Corporation	$252	$392

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.13	$0.19
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.13	$0.19

Weighted average shares, basic	1,974	2,029
Weighted average shares, diluted	1,996	2,076

Cash dividends declared per common share	$0.12	$0.10
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$291	$432
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(104)	(4)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $13 and $14	19	24
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(6) and $(3)	(8)	(5)
Net change in market value of investments	11	19
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $3 and $(1)	14	(1)
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $0 and $0	(11)	(2)
Net change in the market value of derivatives	3	(3)
Other comprehensive income (loss)	(90)	12
Comprehensive income	201	444
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39)	(40)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	(1)	(1)
Comprehensive income attributable to EMC Corporation	$161	$403
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Cash received from customers	$7,495	$6,965
Cash paid to suppliers and employees	(5,584)	(4,962)
Dividends and interest received	24	55
Income taxes paid	(855)	(720)
Net cash provided by operating activities	1,080	1,338
Cash flows from investing activities:
Additions to property, plant and equipment	(197)	(275)
Capitalized software development costs	(128)	(117)
Purchases of short- and long-term available-for-sale securities	(2,421)	(2,931)
Sales of short- and long-term available-for-sale securities	1,311	2,362
Maturities of short- and long-term available-for-sale securities	422	1,307
Business acquisitions, net of cash acquired	(49)	(1,068)
Purchases of strategic and other related investments	(106)	(22)
Sales of strategic and other related investments	57	—
Increase in restricted cash	—	(76)
Net cash used in investing activities	(1,111)	(820)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	121	194
Proceeds from the issuance of VMware’s common stock	54	88
EMC repurchase of EMC’s common stock	(1,346)	(390)
VMware repurchase of VMware’s common stock	(438)	(169)
Excess tax benefits from stock-based compensation	20	29
Payment of long- and short-term obligations	—	(1,665)
Dividend payment	(232)	(202)
Net cash used in financing activities	(1,821)	(2,115)
Effect of exchange rate changes on cash and cash equivalents	(103)	(3)
Net decrease in cash and cash equivalents	(1,955)	(1,600)
Cash and cash equivalents at beginning of period	6,343	7,891
Cash and cash equivalents at end of period	$4,388	$6,291
Reconciliation of net income to net cash provided by operating activities:
Net income	$291	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	442
Non-cash restructuring and other special charges	11	5
Stock-based compensation expense	245	239
Provision for doubtful accounts	16	4
Deferred income taxes, net	(20)	(47)
Excess tax benefits from stock-based compensation	(20)	(29)
Other, net	—	17
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	1,420	910
Inventories	(69)	(139)
Other assets	(45)	(13)
Accounts payable	(575)	(369)
Accrued expenses	(376)	(236)
Income taxes payable	(754)	(535)
Deferred revenue	494	650
Other liabilities	(8)	7
Net cash provided by operating activities	$1,080	$1,338
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the three months ended March 31, 2015:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2015	1,985	$20	$—	$22,242	$(366)	$1,629	$23,525
Stock issued through stock option and stock purchase plans	6	—	121	—	—	—	121
Tax benefit from stock options exercised	—	—	13	—	—	—	13
Restricted stock grants, cancellations and withholdings, net	5	—	(64)	—	—	—	(64)
Repurchase of common stock	(54)	(1)	(64)	(1,381)	—	—	(1,446)
Stock-based compensation	—	—	295	—	—	—	295
Cash dividends declared	—	—	—	(226)	—	—	(226)
Impact from equity transactions of non-controlling interests	—	—	(301)	—	—	(114)	(415)
Change in market value of investments	—	—	—	—	9	2	11
Change in market value of derivatives	—	—	—	—	4	(1)	3
Translation adjustment	—	—	—	—	(104)	—	(104)
Net income	—	—	—	252	—	39	291
Balance, March 31, 2015	1,942	$19	$—	$20,887	$(457)	$1,555	$22,004

For the three months ended March 31, 2014:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2014	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786
Stock issued through stock option and stock purchase plans	13	—	194	—	—	—	194
Tax benefit from stock options exercised	—	—	44	—	—	—	44
Restricted stock grants, cancellations and withholdings, net	1	—	(20)	—	—	—	(20)
Repurchase of common stock	(16)	—	(405)	—	—	—	(405)
Stock options issued in business acquisitions	—	—	24	—	—	—	24
Stock-based compensation	—	—	244	—	—	—	244
Cash dividends declared	—	—	—	(209)	—	—	(209)
Impact from equity transactions of non-controlling interests	—	—	(124)	—	—	17	(107)
Change in market value of investments	—	—	—	—	18	1	19
Change in market value of derivatives	—	—	—	—	(3)	—	(3)
Translation adjustment	—	—	—	—	(4)	—	(4)
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	392	—	40	432
Balance, March 31, 2014	2,047	$20	$1,363	$21,297	$(228)	$1,543	$23,995
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
EMC’s Information Infrastructure business provides a foundation for organizations to store, manage, protect, analyze and secure ever-increasing quantities of information, while at the same time improving business agility, lowering cost, and enhancing competitive advantage. EMC’s Information Infrastructure business comprises three segments – Information Storage, Enterprise Content Division and RSA Information Security.
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
Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2015 and 2014.
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

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. In December 2014, EMC acquired the controlling interest in VCE and, since the date of acquisition, has consolidated VCE’s financial position and results of operations as part of EMC’s consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to the acquisition of the controlling interest in VCE, we considered VCE a variable interest entity and accounted for the investment under the equity method with our portion of the gains and losses recognized in other expense, net in the consolidated income statements for the majority of 2014. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the three months ended March 31, 2014. We recorded $75 million in net losses and $170 million in revenue from sales of product and services to VCE during the three months ended March 31, 2014.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year’s presentation.
Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. It is effective beginning January 1, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard to 2018. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.
2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets and was $1,450 million and $1,524 million as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 81% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Net income attributable to EMC Corporation	$252	$392
Transfers (to) from the non-controlling interest in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	30	47
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(331)	(171)
Net transfers (to) from non-controlling interest	(301)	(124)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$(49)	$268

The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million at both March 31, 2015 and December 31, 2014. At March 31, 2015, EMC consolidated held approximately 84% of the economic interest in Pivotal. General Electric Company’s (“GE”) interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE’s non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal’s equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Business Combinations, Intangibles and Goodwill

During the three months ended March 31, 2015, EMC acquired all of the outstanding capital stock of Renasar Technologies, Inc., which complements our Information Storage segment, and VMware acquired all of the outstanding capital stock of Immidio B.V. The aggregate consideration for these two acquisitions was $49 million, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $38 million, $16 million and $5 million, respectively.

The intangible assets acquired were primarily comprised of developed technology which have a weighted-average amortization period of 3.6 years. Most of our intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized; the remainder are amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill is not deductible for U.S. federal income tax purposes. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three months ended March 31, 2015 or 2014.

Intangible Assets
Intangible assets, excluding goodwill, as of March 31, 2015 and December 31, 2014 consist of (tables in millions):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,949	$(1,728)	$1,221
Patents	225	(120)	105
Software licenses	108	(93)	15
Trademarks and tradenames	226	(141)	85
Customer relationships and customer lists	1,473	(1,003)	470
Leasehold interest	152	(17)	135
Other	46	(36)	10
Total intangible assets, excluding goodwill	$5,179	$(3,138)	$2,041

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,935	$(1,668)	$1,267
Patents	225	(117)	108
Software licenses	108	(93)	15
Trademarks and tradenames	226	(136)	90
Customer relationships and customer lists	1,473	(974)	499
Leasehold interest	152	(16)	136
Other	44	(34)	10
Total intangible assets, excluding goodwill	$5,163	$(3,038)	$2,125

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the three months ended March 31, 2015 consist of (table in millions):

	Three Months Ended March 31, 2015
	Information Storage	Enterprise Content Division	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$8,266	$1,486	$2,203	$171	$4,008	$16,134
Goodwill resulting from acquisitions	21	—	—	—	17	38
Finalization of purchase price allocations and other, net	2	—	—	—	—	2
Balance, end of the period	$8,289	$1,486	$2,203	$171	$4,025	$16,174
4.  Debt

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of March 31, 2015, we were in compliance with customary required covenants and we had not borrowed any funds under the credit facility.
On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of March 31, 2015, we were in compliance with customary required covenants and we had no Commercial Paper outstanding under the program.
At May 4, 2015, we had $950 million of Commercial Paper outstanding, with a weighted-average interest rate of 0.16% and maturities ranging from 21 days to 59 days.

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”) which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, business acquisitions, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of March 31, 2015, we were in compliance with all debt covenants, which are customary in nature.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our long-term debt as of March 31, 2015 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	1,000
		$5,495

The unamortized discount on the Notes consists of $5 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.55% for the three months ended March 31, 2015.

Convertible Debt

In November 2006, we issued the 2013 Notes. These 2013 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2013 Notes as of December 31, 2013. Pursuant to the settlement terms, the majority of the converted 2013 Notes were settled on January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million in excess of the conversion value over the principal amount, as prescribed by the terms of the 2013 Notes.

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
In connection with the issuance of the 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allowed us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2013 Notes upon conversion. We exercised 108 million of the purchased options in conjunction with the planned settlements of the 2013 Notes and received 35 million shares of net settlement on January 7, 2014, representing the excess conversion value of the options.

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
Interest Rate Swap Contracts
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011. In 2012, the interest rate swap contracts were settled and accumulated losses of $176 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. The accumulated realized losses related to the settled swaps included in accumulated other comprehensive income are being realized over the remaining life of the ten year Notes. During the three months ended March 31, 2015, $6 million in losses were reclassified from other comprehensive income and recognized as interest expense in the consolidated income statements.

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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At March 31, 2015, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At March 31, 2015 and December 31, 2014, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at March 31, 2015 and December 31, 2014 (tables in millions):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,261	$5	$(1)	$2,265
U.S. corporate debt securities	2,390	6	(1)	2,395
High yield corporate debt securities	394	8	(7)	395
Asset-backed securities	87	—	—	87
Municipal obligations	960	2	—	962
Auction rate securities	29	—	(2)	27
Foreign debt securities	2,664	5	(1)	2,668
Total fixed income securities	8,785	26	(12)	8,799
Publicly traded equity securities	201	98	(14)	285
Total	$8,986	$124	$(26)	$9,084

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,951	$2	$(2)	$1,951
U.S. corporate debt securities	1,998	1	(4)	1,995
High yield corporate debt securities	570	9	(16)	563
Asset-backed securities	53	—	—	53
Municipal obligations	948	2	—	950
Auction rate securities	29	—	(2)	27
Foreign debt securities	2,566	2	(4)	2,564
Total fixed income securities	8,115	16	(28)	8,103
Publicly traded equity securities	117	103	(11)	209
Total	$8,232	$119	$(39)	$8,312

We held approximately $2,668 million in foreign debt securities at March 31, 2015. These securities have an average credit rating of A+, and approximately 3% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain or Cyprus.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014 (tables in millions):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash	$2,254	$—	$—	$2,254
Cash equivalents	2,079	55	—	2,134
U.S. government and agency obligations	1,250	1,015	—	2,265
U.S. corporate debt securities	—	2,395	—	2,395
High yield corporate debt securities	—	395	—	395
Asset-backed securities	—	87	—	87
Municipal obligations	—	962	—	962
Auction rate securities	—	—	27	27
Foreign debt securities	—	2,668	—	2,668
Publicly traded equity securities	285	—	—	285
Total cash and investments	$5,868	$7,577	$27	$13,472
Other items:
Strategic investments held at cost	$—	$—	$339	$339
Investment in joint venture	—	—	37	37
Long-term debt carried at discounted cost	—	(5,614)	—	(5,614)
Foreign exchange derivative assets	—	87	—	87
Foreign exchange derivative liabilities	—	(86)	—	(86)
Commodity derivative liabilities	—	(5)	—	(5)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$2,022	$—	$—	$2,022
Cash equivalents	3,710	611	—	4,321
U.S. government and agency obligations	1,141	810	—	1,951
U.S. corporate debt securities	—	1,995	—	1,995
High yield corporate debt securities	—	563	—	563
Asset-backed securities	—	53	—	53
Municipal obligations	—	950	—	950
Auction rate securities	—	—	27	27
Foreign debt securities	—	2,564	—	2,564
Publicly traded equity securities	209	—	—	209
Total cash and investments	$7,082	$7,546	$27	$14,655
Other items:
Strategic investments held at cost	$—	$—	$333	$333
Investment in joint venture	—	—	37	37
Long-term debt carried at discounted cost	—	(5,544)	—	(5,544)
Foreign exchange derivative assets	—	44	—	44
Foreign exchange derivative liabilities	—	(71)	—	(71)
Commodity derivative assets	—	12	—	12

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we use a discounted cash flow model using a five year time horizon. As of March 31, 2015, the coupon rates used ranged from 0% to 3% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at March 31, 2015. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at both March 31, 2015 and December 31, 2014 due to the narrowing of credit spreads on AA-rated banks during 2014 and into 2015.

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

During the three months ended March 31, 2015 and 2014, there were no material changes to the fair value of our auction rate securities.

EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we used a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the first quarter of 2015 and there were no material changes to the fair value of this joint venture during the three months ended March 31, 2015 and 2014.

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

Investment Losses

Unrealized losses on investments at March 31, 2015 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$501	$(1)	$—	$—	$501	$(1)
U.S. corporate debt securities	778	(1)	—	—	778	(1)
High yield corporate debt securities	138	(7)	—	—	138	(7)
Auction rate securities	—	—	27	(2)	27	(2)
Foreign debt securities	918	(1)	—	—	918	(1)
Publicly traded equity securities	106	(10)	9	(4)	115	(14)
Total	$2,441	$(20)	$36	$(6)	$2,477	$(26)
For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2015, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at March 31, 2015 are as follows (table in millions):

	March 31, 2015
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,036	$2,037
Due after 1 year through 5 years	5,905	5,920
Due after 5 years through 10 years	524	523
Due after 10 years	320	319
Total	$8,785	$8,799

Short-term investments on the consolidated balance sheet include $25 million in variable rate notes which have contractual maturities in 2015, and are not classified within investments due within one year above.
6.  Inventories
Inventories consist of (table in millions):

	March 31, 2015	December 31, 2014
Work-in-process	$609	$627
Finished goods	683	649
	$1,292	$1,276
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
The contractual amounts due under the leases we retained as of March 31, 2015 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$71
Due within two years	49
Due within three years	37
Thereafter	1
Total	158
Less: Amounts representing interest	5
Present value	153
Current portion (included in accounts and notes receivable)	68
Long-term portion (included in other assets, net)	$85
Subsequent to March 31, 2015, we sold $6 million of these notes to third parties without recourse.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of March 31, 2015, amounts from lease receivables past due for more than 90 days were not significant.
During the three months ended March 31, 2015 and 2014, there were no material changes to our allowance for credit losses related to lease receivables.

Gross lease receivables totaled $158 million and $233 million as of March 31, 2015 and December 31, 2014, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	March 31, 2015	December 31, 2014
Furniture and fixtures	$265	$255
Equipment and software	6,842	6,684
Buildings and improvements	2,345	2,308
Land	162	162
Building construction in progress	114	134
	9,728	9,543
Accumulated depreciation	(5,986)	(5,777)
	$3,742	$3,766
Building construction in progress at March 31, 2015 includes $76 million for facilities not yet placed in service that we are holding for future use.
9.  Accrued Expenses
Accrued expenses consist of (table in millions):

	March 31, 2015	December 31, 2014
Salaries and benefits	$942	$1,251
Product warranties	191	210
Dividends payable (see Note 11)	234	237
Partner rebates	179	235
Restructuring, current (See Note 12)	188	123
Derivatives	91	75
Other	992	1,010
	$2,817	$3,141

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three months ended March 31, 2015 and 2014 (table in millions):

	March 31, 2015	March 31, 2014
Balance, beginning of the period	$210	$289
Provision	33	42
Amounts charged to the accrual	(52)	(57)
Balance, end of the period	$191	$274
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
10.  Income Taxes

Our effective income tax rates were 22.0% and 24.3% for the three months ended March 31, 2015 and 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three months ended March 31, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. Our effective income tax rates for the three months ended March 31, 2015 and March 31, 2014 do not reflect any federal tax credit for increasing research activities.

Our effective income tax rate decreased in the three months ended March 31, 2015 from the three months ended March 31, 2014 due primarily to lower state taxes. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. In the third quarter of 2012, the IRS commenced a federal income tax audit for the tax years 2009 and 2010, which is expected to be completed in late 2015. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still in the early stage for information gathering. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2005. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income attributable to EMC Corporation	$252	$392
Incremental dilution from VMware	(1)	(2)
Net income – dilution attributable to EMC Corporation	$251	$390
Denominator:
Weighted average shares, basic	1,974	2,029
Weighted common stock equivalents	22	26
Assumed conversion of the 2013 Notes and associated warrants	—	21
Weighted average shares, diluted	1,996	2,076
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised in 2012 and the remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014 and were settled with 29 million shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the three months ended March 31, 2014.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 1 million and 6 million for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013 and an additional 250 million shares of our common stock in December 2014. For the three months ended March 31, 2015, we spent $1.4 billion to repurchase 54 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 255 million shares at a total cost of $6.8 billion, leaving a remaining balance of 245 million shares authorized for future repurchases.
VMware’s Board of Directors authorized the repurchase of $1.0 billion of VMware’s Class A common stock in August 2014 and an additional $1.0 billion of VMware’s Class A common stock in January 2015. All shares repurchased under VMware’s stock repurchase programs are retired. For the three months ended March 31, 2015, VMware spent $438 million to repurchase 5 million shares of their common stock. Of the $2.0 billion authorized for repurchase, VMware has a remaining balance of $1.5 billion authorized for future repurchases.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash Dividend on Common Stock
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock and in April 2014, our Board of Directors increased the dividend to $0.115 per share of common stock.
Our Board of Directors declared the following dividends during 2015 and 2014:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 9, 2014	$0.115	January 2, 2015	$234	January 23, 2015
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, for the three months ended March 31, 2015 and 2014 consist of the following (tables in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2014(a)	$(188)	$49	$(100)	$(126)	$(1)	$(366)
Other comprehensive income (loss) before reclassifications	(104)	19	14	—	(1)	(72)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(8)	(11)	—	—	(19)
Net current period other comprehensive income (loss)	(104)	11	3	—	(1)	(91)
Balance as of March 31, 2015(b)	$(292)	$60	$(97)	$(126)	$(2)	$(457)
__________________

(a)	Net of taxes (benefits) of $31 million for unrealized net gains on investments, $(64) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $38 million for unrealized net gains on investments, $(61) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2013(a)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(4)	24	(1)	—	(1)	18
Net losses (gains) reclassified from accumulated other comprehensive income	—	(5)	(2)	—	—	(7)
Net current period other comprehensive income (loss)	(4)	19	(3)	—	(1)	11
Balance as of March 31, 2014(b)	$(57)	$50	$(109)	$(110)	$(2)	$(228)
__________________

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $29 million for unrealized net gains on investments, $(67) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows (tables in millions):

	For the Three Months Ended
Accumulated Other Comprehensive Income Components	March 31, 2015	March 31, 2014	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$14	$8	Investment income
	(6)	(3)	Provision for income tax
Net of tax	$8	$5

Net gain on derivatives:
Foreign exchange contracts	$20	$1	Product sales revenue
Foreign exchange contracts	(3)	1	Cost of product sales
Interest rate swap	(6)	—	Other interest expense
Total net gain on derivatives before tax	11	2
	—	—	Provision for income tax
Net of tax	$11	$2
12.  Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2015 and 2014, we incurred restructuring and acquisition-related charges of $135 million and $119 million, respectively. For the three months ended March 31, 2015, EMC incurred $111 million of restructuring charges, primarily related to our current year restructuring programs, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended March 31, 2015, VMware incurred $22 million of restructuring charges, primarily related to its current year restructuring program, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended March 31, 2014, EMC incurred $114 million of restructuring charges, primarily related to our 2014 restructuring programs, and VMware incurred $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first quarter of 2015, EMC implemented a restructuring program to create further operational efficiencies which will result in workforce reductions of approximately 1,320 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. The program was substantially completed during the first quarter of 2015 and will be fully completed by the end of 2015.

In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions are expected to be completed within a year of the start of the program.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first quarter of 2014, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of approximately 1,326 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program.

For the three months ended March 31, 2015 and 2014, we recognized $6 million and $5 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2016.

The activity for the restructuring programs is presented below (tables in millions):

Three Months Ended March 31, 2015:

2015 EMC Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of March 31, 2015
Workforce reductions	$—	$107	$(11)	$96
Consolidation of excess facilities and other contractual obligations	—	6	—	6
Total	$—	$113	$(11)	$102

Other EMC Programs
Category	Balance as of December 31, 2014	Adjustments to the Provision	Utilization	Balance as of March 31, 2015
Workforce reductions	$102	$(2)	$(39)	$61
Consolidation of excess facilities and other contractual obligations	19	—	(5)	14
Total	$121	$(2)	$(44)	$75

VMware Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of March 31, 2015
Workforce reductions	$8	$22	$(14)	$16
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$8	$22	$(14)	$16

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended March 31, 2014:

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
13.  Commitments and Contingencies
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
14.  Segment Information
We manage the Company as a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal. EMC Information Infrastructure operates in three segments: Information Storage, Enterprise Content Division and RSA Information Security, while VMware Virtual Infrastructure and Pivotal each operate as single segments.
Our management measures are designed to assess performance of these reporting segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense, intangible asset amortization expense, restructuring charges and acquisition and other related charges. Additionally, in certain instances, infrequently occurring gains or losses are also excluded from the measures used by management in assessing segment performance. Research and development expenses, selling, general and administrative expenses and restructuring and acquisition -related charges associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the EMC Information Infrastructure business level. EMC Information Infrastructure and Pivotal have not been allocated non-operating income (expense), net and income tax provision as these costs are managed centrally at the EMC corporate level. Accordingly, for the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure, while for Pivotal, operating income is the operating performance measure. The VMware Virtual Infrastructure within EMC amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2015 and 2014 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
March 31, 2015
Revenues:
Product revenues	$2,179	$27	$100	$2,306	$16	$2,322
Services revenues	1,484	111	148	1,743	38	1,781
Total consolidated revenues	3,663	138	248	4,049	54	4,103

Gross profit	$1,850	$90	$165	$2,105	$22	$2,127
Gross profit percentage	50.5%	65.2%	66.6%	52.0%	40.3%	51.9%

Research and development				424	27	451
Selling, general and administrative				1,169	49	1,218
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,593	76	1,669
Operating income (expense)				$512	$(54)	$458

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
March 31, 2015
Revenues:
Product revenues	$2,322	$583	$—	$2,905
Services revenues	1,781	927	—	2,708
Total consolidated revenues	4,103	1,510	—	5,613

Gross profit	$2,127	$1,311	$(99)	$3,339
Gross profit percentage	51.9%	86.8%	—%	59.5%

Research and development	451	247	90	788
Selling, general and administrative	1,218	604	215	2,037
Restructuring and acquisition-related charges	—	—	135	135
Total operating expenses	1,669	851	440	2,960

Operating income (expense)	458	460	(539)	379

Non-operating income (expense), net	(14)	8	—	(6)
Income tax provision	126	89	(133)	82
Net income	318	379	(406)	291
Net income attributable to the non-controlling interest in VMware, Inc.	—	(74)	35	(39)
Net income attributable to EMC Corporation	$318	$305	$(371)	$252

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended:
March 31, 2014
Revenues:
Product revenues	$2,302	$35	$104	$2,441	$11	$2,452
Services revenues	1,378	119	140	1,637	38	1,675
Total consolidated revenues	3,680	154	244	4,078	49	4,127

Gross profit	$1,976	$99	$162	$2,237	$19	$2,256
Gross profit percentage	53.7%	64.7%	66.2%	54.9%	38.1%	54.7%

Research and development				377	31	408
Selling, general and administrative				1,102	41	1,143
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,479	72	1,551
Operating income (expense)				$758	$(53)	$705

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
March 31, 2014
Revenues:
Product revenues	$2,452	$556	$—	$3,008
Services revenues	1,675	796	—	2,471
Total consolidated revenues	4,127	1,352	—	5,479

Gross profit	$2,256	$1,184	$(93)	$3,347
Gross profit percentage	54.7%	87.6%	—%	61.1%

Research and development	408	229	94	731
Selling, general and administrative	1,143	537	172	1,852
Restructuring and acquisition-related charges	—	—	119	119
Total operating expenses	1,551	766	385	2,702

Operating income (expense)	705	418	(478)	645

Non-operating income (expense), net	(80)	6	—	(74)
Income tax provision	170	83	(114)	139
Net income	455	341	(364)	432
Net income attributable to the non-controlling interest in VMware, Inc.	—	(68)	28	(40)
Net income attributable to EMC Corporation	$455	$273	$(336)	$392

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
United States	$3,013	$2,835
Europe, Middle East and Africa	1,559	1,592
Asia Pacific and Japan	729	722
Latin America, Mexico and Canada	312	330
Total	$5,613	$5,479

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2015 or 2014.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,383 million at March 31, 2015 and $4,380 million at December 31, 2014. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $953 million at March 31, 2015 and $1,021 million at December 31, 2014. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at March 31, 2015 or December 31, 2014.

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
INTRODUCTION
We manage our company as a federation of businesses, each of which plays a vital role in the delivery of IT-as-a-service (“ITaaS”): EMC Information Infrastructure, Pivotal and VMware Virtual Infrastructure. This federation approach allows each of the businesses to individually build best-of-breed products, go-to-market capabilities and ecosystems that they need to succeed in their respective markets while sharing the same goal of helping customers transform their IT infrastructures. During 2015, we continue to invest in the best technology and in building the most complete portfolio to capitalize on the emerging and rapidly growing trends of cloud computing, Big Data, mobile, social networking and security. As a result, we believe we are better equipped than competitors to provide cloud-based infrastructures for existing applications as well as solutions for building and running new applications. Included within these investments are our six key areas of growth opportunities that further strengthen our ability to help customers meet their top IT priorities: Pivotal; AirWatch; NSX; DSSD; ViPR, Elastic Cloud Storage, ScaleIO; and XtremIO. The ability of our federated businesses to work together results in differentiated solutions, including Enterprise Hybrid Cloud and Business Data Lakes, with broad transformational capabilities which allow our customers to maximize their control, efficiency and choice. We believe this strategy enables us to take advantage of the growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure and Pivotal.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Enterprise Content Division, formerly known as Information Intelligence Group, and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong portfolio of offerings while investing in the business. During 2015, we continue to invest in expanding our total addressable market through increased internal research and development (“R&D”) and through business acquisitions, with a focus on flash, Big Data storage, software-defined storage and converged infrastructure to facilitate the enablement of cloud infrastructures, both public and private. We have developed a product portfolio with customers’ current and future needs in mind which will continue to evolve as the largest transformation in IT history is creating enormous opportunities in cloud computing, Big Data and Trusted IT.
Our go-to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to cloud computing and benefit from Big Data in the most advantageous manner for their businesses. As IT headcount grows at a fraction of the pace of data and the demands from the data center escalate, customers continue to look for simple and scalable ways to build out their ITaaS function. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data to meet these needs: our best-of-breed infrastructure products, proven infrastructure through our VSPEX reference architecture and converged infrastructure which support our federation-level solutions. Our service provider program continues to be an important part of our strategy to lead our customers to private, managed private and public clouds.
Pivotal
Pivotal is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The foundation of our technology platform, Pivotal Cloud Foundry (“Pivotal CF”), continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds, in addition to our own, and not lock a customer into any one cloud in particular. On top of this platform, Pivotal will continue to offer its own suite of big and fast data capabilities, the Big Data Suite (“BDS”), featuring game changing innovations that use Hadoop Distributed File System (“HDFS”) and scalar processing technologies. Additionally, its agile development services business, Pivotal Labs, continues to help existing customers and digital era startups build industrial-strength applications with more agility, more speed, and better quality. Pivotal is becoming an increasingly important factor in our cross-federation solutions, which offer a combination of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

products, converged infrastructure and services that offer a unique value proposition to customers, positioning the business for rapid growth in the future.
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

Historically, the majority of VMware license sales have been from its standalone vSphere product, which is included in its compute product category within its SDDC architecture. However, over the last two years, the growth rate of its standalone vSphere product license sales has declined as certain large markets for data center server virtualization have matured. The growth rate of license sales beyond its standalone vSphere product has increased over this period as it transitions to offering a wider range of products and services to enable the entire SDDC. As the transformation of the IT industry continues, VMware expects that its growth rates will be increasingly derived from sales of its newer products, suites and services solutions across its SDDC portfolio, beyond standalone vSphere. Hybrid cloud computing has also continued to experience growth during the first quarter of 2015. VMware plans to continue to expand its hybrid cloud global footprint as well as its service offerings. VMware’s acquisition of AirWatch during 2014 has expanded its portfolio of mobile solutions within the enterprise mobile and security space. AirWatch products and services contributed to the growth VMware experienced in sales of its end-user computing products during the first quarter of 2015.

VMware generally sells its solutions using enterprise license agreements (“ELAs”) or as part of its non-ELA, transactional, business. ELAs are comprehensive volume license offerings, offered both directly by VMware and through certain channel partners that also provide for multi-year maintenance and support.

On a consolidated basis, we continue to make strategic investments in the business and optimize our operational performance while returning capital to shareholders. Our vision, strategy and market leading assets within our portfolio, and our go-to market capabilities position us to continue to anticipate and capitalize on the mega trends of cloud, mobile, Big Data and security as the IT industry transitions from the second to the third platform. With these advantages in a time of rapid evolution of the enterprise data center, and supported by a customer facing team that is adept at leveraging this broad portfolio to deliver business outcomes for our customers and partners, we are confident that we will grow faster than the markets we serve in 2015 as we simultaneously invest in the business and grow earnings per share.
RESULTS OF OPERATIONS
Revenues
The following table presents total revenue by our segments (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Information Storage	$3,663	$3,680	$(17)	—%
Enterprise Content Division	138	154	(16)	(10)%
RSA Information Security	248	244	4	1%
Pivotal	54	49	5	8%
VMware Virtual Infrastructure	1,510	1,352	158	12%
Total consolidated revenues	$5,613	$5,479	$134	2%

Consolidated product revenues decreased 3% to $2,905 million for the three months ended March 31, 2015. The percentage decrease was primarily driven by the decrease in Information Storage, somewhat offset by the increase in VMware Virtual Infrastructure.

The Information Storage segment’s product revenues decreased 5% to $2,179 million for the three months ended March 31, 2015. This decrease was primarily driven by a challenging and rapidly changing environment in the enterprise IT market. Additionally, product revenues were negatively impacted by foreign currency fluctuations and an increase in unshipped orders at March 31, 2015. Revenue from the high-end storage business decreased 7% for the three months ended March 31, 2015, driven

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

by the continued slowdown in the high-end market. Despite this overall decrease, VMAX 3, which became generally available at the end of 2014, represented more than 50% of new high-end systems sold during the first quarter. Revenue from the Emerging Storage business increased 14% for the three months ended March 31, 2015 primarily due to increased demand for our portfolio of best-of-breed products. These include XtremIO, which experienced triple-digit growth in the quarter, maintaining its lead in the all-flash-array market segment, and Isilon, which continued to lead the enterprise scale-out file and HDFS market with its unique scale-out file system technology and native Hadoop support. Revenue from the Unified and Backup Recovery business decreased 11% during the three months ended March 31, 2015 due to a slower go-to-market start to the year combined with a pause in customer purchasing in anticipation of an upcoming Data Domain product refresh. Finally, within our converged infrastructure business (which includes Vblock, VSPEX and VSPEX Blue), Vblock related revenues increased more than 30% for the three months ended March 31, 2015.

The Pivotal segment’s product revenues increased 42% to $16 million for the three months ended March 31, 2015. The increase is primarily attributable to an increase in license orders for Pivotal CF and BDS. Pivotal continues to transition its business model to a subscription-based, ratable revenue recognition model rather than up-front revenue recognition. Pivotal is benefiting from the transition to next-gen applications by the enterprise and continues to expand the number of customers adopting Pivotal CF.

The VMware Virtual Infrastructure segment’s product revenues increased 5% to $583 million for the three months ended March 31, 2015. VMware’s license revenues increased during the three months ended March 31, 2015 primarily due to increased revenues from its hybrid cloud offerings as well as its end-user computing products, including AirWatch mobile solutions. Somewhat offsetting these increases during the first quarter of 2015 was the negative impact of changes in foreign currency fluctuations as well as a decline in the growth rate of VMware’s standalone vSphere product license sales as certain markets for server virtualization have matured.

The RSA Information Security segment’s product revenues decreased 4% to $100 million for the three months ended March 31, 2015. The growth in both our Identity and Data Protection and Security Management and Compliance businesses was more than offset by decreases in slower growth businesses. Security remains a high customer priority as RSA continues to benefit from its market leadership in GRC, technology leadership in Security Analytics and strong base in risk-based Identity which enables us to help customers secure their next-generation cloud-based IT environments.

The Enterprise Content Division segment’s product revenues decreased 22% to $27 million for the three months ended March 31, 2015. The year over year decrease in product revenues was primarily due to the timing of revenue recognition due to the increase in subscription-based offerings with ratable revenue recognition. This business continues to innovate to meet customers’ demand for technologies that work seamlessly in mobile cloud environments.

Consolidated services revenues increased 10% to $2,708 million for the three months ended March 31, 2015. The consolidated services revenues increases were primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services due to an increased focus on delivering business outcomes and assembling cross-federation solutions.

The Information Storage segment’s services revenues increased 8% to $1,484 million for the three months ended March 31, 2015. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as increased professional services revenues. We have experienced a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues were approximately flat at $38 million for the three months ended March 31, 2015. Services revenues decreased due to a decrease in maintenance revenues as Pivotal transitions to enterprise customers with their renewed focus on agile development and services surrounding their Pivotal CF platforms and BDS. Offsetting this decrease was an increase in professional services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 16% to $927 million for the three months ended March 31, 2015. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The RSA Information Security segment’s services revenues increased 6% to $148 million for the three months ended March 31, 2015. Services revenues increased due to increases in both maintenance revenues, resulting from continued demand for support from our installed base, and professional services.

The Enterprise Content Division segment’s services revenues decreased 6% to $111 million for the three months ended March 31, 2015. Services revenues decreased due to decreases in both maintenance revenues and professional services revenues.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	% Change

United States	$3,013	$2,835	6%
Europe, Middle East and Africa	1,559	1,592	(2)%
Asia Pacific and Japan	729	722	1%
Latin America, Mexico and Canada	312	330	(5)%
Total revenues	$5,613	$5,479	2%
For the three months ended March 31, 2015, revenues increased in the United States and Asia Pacific and Japan and revenues decreased in Europe, Middle East and Africa, and the Latin America, Mexico and Canada regions when compared to the same period in 2014. Changes in exchange rates negatively impacted consolidated revenue growth by 3% for the three months ended March 31, 2015. Within this, changes in exchange rates negatively impacted growth in Europe, Middle East and Africa by 7%, Asia Pacific and Japan by 5% and Latin America by 6% for the three months ended March 31, 2015. The negative impact of the change in rates was most significant for the euro, British pound, Australian dollar, Japanese yen and Brazilian real.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

Cost of revenue:
Information Storage	$1,813	$1,704	$109	6%
Enterprise Content Division	48	55	(7)	(11)%
RSA Information Security	83	82	1	—%
Pivotal	32	30	2	5%
VMware Virtual Infrastructure	199	168	31	19%
Corporate reconciling items	99	93	6	7%
Total cost of revenue	2,274	2,132	142	7%
Gross margins:
Information Storage	1,850	1,976	(126)	(6)%
Enterprise Content Division	90	99	(9)	(9)%
RSA Information Security	165	162	3	2%
Pivotal	22	19	3	15%
VMware Virtual Infrastructure	1,311	1,184	127	11%
Corporate reconciling items	(99)	(93)	(6)	7%
Total gross margin	3,339	3,347	(8)	—%
Operating expenses:
Research and development(1)	788	731	57	8%
Selling, general and administrative(2)	2,037	1,852	185	10%
Restructuring and acquisition-related charges	135	119	16	13%
Total operating expenses	2,960	2,702	258	10%
Operating income	379	645	(266)	(41)%
Investment income, interest expense and other expenses, net	(6)	(74)	68	(92)%
Income before provision for income taxes	373	571	(198)	(35)%
Income tax provision	82	139	(57)	(41)%
Net income	291	432	(141)	(33)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(39)	(40)	1	(4)%
Net income attributable to EMC Corporation	$252	$392	$(140)	(36)%
___________

(1)	Amount includes corporate reconciling items of $90 million and $94 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Amount includes corporate reconciling items of $215 million and $172 million for the three months ended March 31, 2015 and 2014, respectively.
Gross Margins

Overall our gross margin percentages were 59.5% and 61.1% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the gross margin percentage in the three months ended March 31, 2015 compared to 2014 was attributable to the Information Storage segment, which decreased overall gross margins by 206 basis points. This decrease was partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 55 basis points. None of the RSA Information Security segment, the Enterprise Content Division segment, nor the Pivotal segment had a significant impact on gross margins during the three months ended March 31, 2015. In addition, the increase in corporate reconciling items, consisting of stock-based compensation and intangible asset amortization decreased the consolidated gross margin percentage by 12 basis points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

For segment reporting purposes, stock-based compensation and intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $6 million in the corporate reconciling items within cost of goods sold for the three months ended March 31, 2015 compared to the same period in 2014 was attributable to a $2 million increase in stock-based compensation expense and a $4 million increase in intangible asset amortization.

The gross margin percentages for the Information Storage segment were 50.5% and 53.7% for the three months ended March 31, 2015 and 2014, respectively. The decrease in gross margin percentage for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to decreases in product margins resulting from the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. In addition, there were lower product volumes during the three months ended March 31, 2015 compared to the same period in 2014. These decreases were partially offset by an increase in the mix of services revenues which have higher gross margins.

The gross margin percentages for the Pivotal segment were 40.3% and 38.1% for the three months ended March 31, 2015 and 2014, respectively. The increase in gross margin percentage for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an increase in the mix of product revenues and an increase in product margins.

The gross margin percentages for the VMware Virtual Infrastructure segment were 86.8% and 87.6% for the three months ended March 31, 2015 and 2014, respectively. The decrease in gross margin percentage for the three months ended March 31, 2015 compared to the same period in 2014 was driven by the growth in its SaaS and professional services offerings which led to higher costs of services. The increase includes growth in employee-related expenses due to incremental growth in headcount, both organic and through the AirWatch acquisition. In addition, increases in costs incurred to provide technical support as well as increases in equipment and depreciation costs contributed to the decreased margins.

The gross margin percentages for the RSA Information Security segment were 66.6% and 66.2% for the three months ended March 31, 2015 and 2014, respectively. The increase in gross margin percentage for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an increase in professional services margins and a higher mix of total services revenues which have higher margins.

The gross margin percentages for the Enterprise Content Division segment were 65.2% and 64.7% for three months ended March 31, 2015 and 2014, respectively. The increase in gross margin percentage for the three months ended March 31, 2015 compared to the same period in 2014 was driven by an increase in professional services margins and a higher mix of total services revenues which have higher margins.
Research and Development
As a percentage of revenues, R&D expenses were 14% and 13% for the three months ended March 31, 2015 and 2014, respectively. R&D expenses increased $57 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, including the consolidation of VCE, and material related costs. Personnel-related costs increased by $56 million and material costs increased by $16 million for the three months ended March 31, 2015. Partially offsetting these increased costs was a decrease in business development costs of $4 million and higher capitalized software development costs of $11 million, which decreased overall R&D expenses for the three months ended March 31, 2015.

Corporate reconciling items within R&D, which consist of stock-based compensation and intangible asset amortization, decreased $4 million for the three months ended March 31, 2015 when compared to the same period in 2014. This decrease was primarily attributable to stock-based compensation expense for the three months ended March 31, 2015.

R&D expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 10% and 9% for the three months ended March 31, 2015 and 2014, respectively. R&D expenses increased $47 million for the three months ended March 31, 2015 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, including the consolidation of VCE, material costs, infrastructure costs and depreciation expense. Personnel-related costs increased by $29 million, material costs increased $16 million, infrastructure costs increased by $8 million and depreciation expense increased by $8 million for the three months ended March 31, 2015. Partially offsetting these increased costs was a decrease in business development costs of $5 million and higher capitalized software development costs of $11 million, which decreased overall R&D expenses for the three months ended March 31, 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

R&D expenses within the Pivotal business, as a percentage of Pivotal’s revenues, were 50% and 64% for the three months ended March 31, 2015 and 2014, respectively. R&D expenses decreased $4 million for the three months ended March 31, 2015 primarily due to a decrease in personnel-related costs as the business continues to transition away from non-strategic offerings.

R&D expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 16% and 17% for the three months ended March 31, 2015 and 2014, respectively. R&D expenses increased $18 million for the three months ended March 31, 2015 when compared to the same period in 2014 largely due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions which increased by $28 million. This increase was partially offset by a decrease in depreciation costs of $5 million for the three months ended March 31, 2015.
Selling, General and Administrative

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses were 36% and 34% for the three months ended March 31, 2015 and 2014, respectively. SG&A expenses increased by $185 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increases in personnel-related costs, infrastructure costs, business development costs and depreciation expense. Personnel-related costs include expenses driven by incremental headcount from strategic hiring and business acquisitions, including the consolidation of VCE, and also include variable compensation bonuses related to specified future employment conditions of key AirWatch and DSSD employees and commissions expenses. Personnel-related costs increased by $128 million, infrastructure costs increased by $33 million, business development costs increased by $21 million and depreciation expense increased by $13 million. Partially offsetting these increased costs was a decrease in travel related costs of $6 million for the three months ended March 31, 2015.

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and acquisition and other related costs, increased $43 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to acquisition and other related costs relating to the specified future employment conditions of AirWatch and DSSD employees which increased $29 million for the three months ended March 31, 2015. Also contributing to this increase was VMware litigation and other contingencies of $11 million and an increase in intangible asset amortization of $4 million.

SG&A expenses within EMC’s Information Infrastructure business, as a percentage of EMC’s Information Infrastructure business revenues, were 29% and 27% for the three months ended March 31, 2015 and 2014, respectively. SG&A expenses increased $67 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, including the consolidation of VCE, and business development costs. Personnel-related costs increased by $58 million and business development costs increased by $10 million for the three months ended March 31, 2015.

SG&A expenses within the Pivotal business, as a percentage of Pivotal’s revenues, were 92% and 82% for the three months ended March 31, 2015 and 2014, respectively. SG&A expenses increased $8 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs and business development costs. Personnel-related costs increased by $4 million and infrastructure and business development costs increased by $2 million each for the three months ended March 31, 2015.

SG&A expenses within the VMware Virtual Infrastructure business, as a percentage of VMware’s revenues, were 40% for both the three months ended March 31, 2015 and 2014. SG&A expenses increased $67 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, infrastructure costs, depreciation expense and business development costs. Personnel-related costs increased by $22 million, infrastructure costs increased by $30 million, depreciation expense increased by $4 million and business development costs increased by $8 million for the three months ended March 31, 2015.
Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2015 and 2014, we incurred restructuring and acquisition-related charges of $135 million and $119 million, respectively. For the three months ended March 31, 2015, EMC incurred $111 million of restructuring charges, primarily related to our current year restructuring programs, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended March 31, 2015, VMware incurred $22 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

of restructuring charges, primarily related to its current year restructuring program, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended March 31, 2014, EMC incurred $114 million of restructuring charges, primarily related to our 2014 restructuring programs, and VMware incurred $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first quarter of 2015, EMC implemented a restructuring program to create further operational efficiencies which will result in workforce reductions of approximately 1,320 positions. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. The program was substantially completed during the first quarter of 2015 and will be fully completed by the end of 2015.

In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions are expected to be completed within a year of the start of the program.

During the first quarter of 2014, EMC implemented a restructuring program to create further operational efficiencies which resulted in a workforce reduction of approximately 1,326 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program.

For the three months ended March 31, 2015 and 2014, we recognized $6 million and $5 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2016.
Investment Income
Investment income was $24 million and $36 million for the three months ended March 31, 2015 and 2014, respectively. Investment income decreased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to an increase in net realized losses. For the three months ended March 31, 2015 and 2014, net realized losses were $2 million and net realized gains were $8 million, respectively, and interest income was $25 million and $27 million, respectively.
Interest Expense
Interest expense was $40 million and $34 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense during the three months ended March 31, 2015 and 2014 consists primarily of interest on the $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”), which we issued in June 2013. The increase in interest expense for the three months ended March 31, 2015 when compared to the same period in 2014 is due to the amortization of interest rate swap losses of $6 million during the three months ended March 31, 2015.
Other Income (Expense), Net
Other income, net was $10 million for the three months ended March 31, 2015 and other expense, net was $76 million for the three months ended March 31, 2014. Other income (expense), net primarily consists of net gains and losses on strategic investments and foreign exchange gains and losses. During 2014, other income (expense), net also included our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC (“VCE”).
During the three months ended March 31, 2015, we recognized net gains from strategic investments of $20 million which were partially offset by foreign currency exchange losses of $10 million.
Prior to EMC’s acquisition of the controlling interest in VCE in December 2014, the VCE joint venture had been accounted for under the equity method and our consolidated share of VCE’s losses was based upon our portion of the overall funding. This represented our share of the net losses of the joint venture, net of equity accounting adjustments. During the three months ended March 31, 2014, we incurred losses related to VCE of $75 million.
Provision for Income Taxes

Our effective income tax rates were 22.0% and 24.3% for the three months ended March 31, 2015 and 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

jurisdictions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three months ended March 31, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. Our effective income tax rates for the three months ended March 31, 2015 and March 31, 2014 do not reflect any federal tax credit for increasing research activities.

Our effective income tax rate decreased in the three months ended March 31, 2015 from the three months ended March 31, 2014 due primarily to lower state taxes. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. In the third quarter of 2012, the IRS commenced a federal income tax audit for the tax years 2009 and 2010, which is expected to be completed in late 2015. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still in the early stage for information gathering. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2005. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our statement of financial position. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.

Our effective income tax rate for the remainder of 2015 may be affected by such factors as changes in tax laws, regulations or income tax rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before provision for income taxes. Our effective income tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.
Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $39 million and $40 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 compared to the same period in 2014 was due to decreases in VMware’s net income. VMware’s reported net income was $196 million and $199 million for the three months ended March 31, 2015 and 2014, respectively. The weighted average non-controlling interest in VMware was approximately 20% for both the three months ended March 31, 2015 and 2014. EMC did not purchase any shares of VMware common stock during the three months ended March 31, 2015.
Financial Condition
Cash, Cash Equivalents and Investments

At March 31, 2015, our total cash, cash equivalents, and short-term and long-term investments were $13.5 billion. This balance includes approximately $7.2 billion held by VMware, of which $5.3 billion is held overseas and $1.9 billion is held in the U.S. and $6.3 billion held by EMC, of which $5.1 billion is held overseas and $1.2 billion is held in the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

We expect that existing domestic cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months. We expect to continue to generate positive cash flows from operations and to use cash generated by operations as a primary source of liquidity. Should we require more capital than is generated by our operations to fund significant discretionary activities, such as business acquisitions and share repurchases, we have the ability to raise capital through the issuance of commercial paper or by drawing on our credit facility at reasonable interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Cash Flow

The following table summarizes our cash flow activity for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash provided by operating activities	$1,080	$1,338
Cash used in investing activities	(1,111)	(820)
Cash used in financing activities	(1,821)	(2,115)
Effect of exchange rates on cash and cash equivalents	(103)	(3)
Net decrease in cash and cash equivalents	$(1,955)	$(1,600)

Cash provided by operating activities consists primarily of cash collections from our customers somewhat offset by cash used for employee related expenditures, cash paid to suppliers for material and manufacturing costs and income tax payments.

The following table summarizes the primary drivers of the decrease in cash provided by operating activities for three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	$ Change
Cash received from customers	$7,495	$6,965	$530
Cash paid to suppliers and employees	(5,584)	(4,962)	(622)
Income taxes paid	(855)	(720)	(135)

Net cash provided by operating activities decreased by $258 million to $1,080 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in cash paid to suppliers and employees due to general growth in the business to support the increased revenue base as well as income tax payments, which are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits, and which increased primarily due to higher pre-tax income in 2014 compared to 2013. These were partially offset by an increase in cash received from customers, attributable to an increase in sales volume.

Cash used in investing activities consists primarily of the timing of purchases, sales and maturities of our investments in available-for-sale securities, business acquisitions and the purchase of capital and other assets.

The following table summarizes the primary drivers of the increase in cash used in investing activities for three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	$ Change
Net (purchases) sales of available-for-sale securities	$(688)	$738	$(1,426)
Business acquisitions, net of cash acquired	(49)	(1,068)	1,019

Net cash used in investing activities increased by $291 million to $1,111 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in cash used in the net purchases and sales of available-for-sale securities somewhat offset by decreases in cash spent on business acquisitions. The net purchase and sales of available-for-sale securities varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt. Acquisition activity varies from period to period based upon the number and size of acquisitions in a given period. During the first quarter of 2014, VMware spent $1,068 million on the AirWatch acquisition.

Cash used in financing activities consists primarily of net proceeds or payments from the issuance or repayment of debt as well as proceeds from the issuance of common stock, stock repurchases and dividend payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes the primary drivers of the decrease in cash used in financing activities for three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	$ Change
Proceeds from the issuance of EMC and VMware common stock	$175	$282	$(107)
Repurchase of EMC and VMware common stock	(1,784)	(559)	(1,225)
Payment of long- and short-term debt	—	(1,665)	1,665

Net cash used in financing activities decreased by $294 million to $1,821 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the repayment of convertible debt in 2014. This was somewhat offset by an increase in cash spent on EMC and VMware stock repurchases and a decrease in proceeds received from the issuance of EMC and VMware common stock. We continue to return value to shareholders by spending cash to repurchase shares as part of our greater capital allocation strategy.

Share Repurchase

During the three months ended March 31, 2015 and 2014, we spent $1,346 million and $390 million, respectively, to repurchase 54 million and 16 million shares of our common stock, and VMware spent $438 million and $169 million, respectively, to repurchase 5 million and 2 million shares of their common stock. EMC intends to spend up to $3.0 billion and VMware intends to spend approximately $1.0 billion in the repurchase of their shares, respectively, during the year ending December 31, 2015.

Dividends
Our Board of Directors declared the following dividends during 2015 and 2014:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 9, 2014	$0.115	January 2, 2015	$234	January 23, 2015

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of March 31, 2015, we were in compliance with required covenants and we had not borrowed any funds under the credit facility.
On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of March 31, 2015, we were in compliance with customary required covenants and we had no Commercial Paper outstanding under the program. At May 4, 2015, we had $950 million of Commercial Paper outstanding.

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior Notes which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted $1.725 billion 1.75% convertible senior notes due 2013 Notes (“2013 Notes”) as well as for general corporate purposes including stock repurchases, business acquisitions, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of March 31, 2015, we were in compliance with all debt covenants, which are customary in nature.

Convertible Debt

In November 2006, we issued $1.725 billion 1.75% convertible senior notes due 2013. The 2013 Notes matured and a majority of the noteholders exercised their right to convert the outstanding 2013 Notes as of December 31, 2013. Pursuant to the settlement terms, the majority of the converted 2013 Notes were settled on January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million in excess of the conversion value over the principal amount, as prescribed by the terms of the 2013 Notes.

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
In connection with the issuance of the 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock (the “Purchased Options”). The Purchased Options allowed us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2013 Notes upon conversion. We exercised 108 million of the purchased options in conjunction with the planned settlements of the 2013 Notes and received 35 million shares of net settlement on January 7, 2014, representing the excess conversion value of the options.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, intangible asset amortization, restructuring charges, acquisition and other related charges, infrequently occurring gains, losses, benefits and charges, and special tax items to measure its gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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
Our non-GAAP operating results for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Gross margin	$3,438	$3,440
Gross margin percentage	61.3%	62.8%
Operating income	918	1,123
Operating margin percentage	16.4%	20.5%
Income tax provision	215	253
Net income attributable to EMC	623	728
Diluted earnings per share attributable to EMC	$0.31	$0.35
The decrease in non-GAAP gross margin percentage for the three months ended March 31, 2015 was primarily attributable to a decrease in Information Storage and VMware Virtual Infrastructure gross margins. Information Storage gross margins decreased year over year primarily due to decreases in product margins resulting from the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. In addition, we experienced lower product volumes compared to the same period in 2014. In addition, VMware Virtual Infrastructure margins decreased slightly, reflecting the impact of growth initiatives.
The decrease in the non-GAAP operating income for the three months ended March 31, 2015 was attributable to lower sales volume. Non-GAAP operating margin percentage for the three months ended March 31, 2015 decreased primarily due to a decrease in gross margin percentage and increases in operating expenses. The increase in operating expenses was driven by the consolidation of VCE and continued investments at Pivotal and VMware.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended March 31, 2015
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,339	$379	$82	$252	$0.13
Stock-based compensation expense	37	244	55	170	0.09
Intangible asset amortization	62	101	30	66	0.03
Restructuring charges	—	133	33	96	0.04
Acquisition and other related charges	—	50	16	28	0.02
R&D tax credit	—	—	(5)	5	—
VMware litigation charge and other contingencies	—	11	4	6	—
Non-GAAP	$3,438	$918	$215	$623	$0.31

	For the Three Months Ended March 31, 2014
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,347	$645	$139	$392	$0.19
Stock-based compensation expense	35	246	58	168	0.08
Intangible asset amortization	58	94	28	62	0.03
Restructuring charges	—	114	30	84	0.04
Acquisition and other related charges	—	24	7	14	0.01
R&D tax credit	—	—	(9)	8	—
Non-GAAP	$3,440	$1,123	$253	$728	$0.35
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the three months ended March 31, 2015, our free cash flow was $755 million, a decrease of 20% compared to the free cash flow generated for the three months ended March 31, 2014. The free cash flow for the three months ended March 31, 2015 exceeded our same period non-GAAP net income attributable to EMC by $132 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.
The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flow from Operations	$1,080	$1,338
Capital expenditures	(197)	(275)
Capitalized software development costs	(128)	(117)
Free Cash Flow	$755	$946
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $1,080 million and $1,338 million for the three months ended March 31, 2015 and 2014, respectively, cash used in investing activities of $1,111 million and $820 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

for the three months ended March 31, 2015 and 2014, respectively, and net cash used in financing activities of $1,821 million and provided by the financing activities of $2,115 million for the three months ended March 31, 2015 and 2014, respectively.
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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 27, 2015. Our exposure to market risks has not changed materially from that set forth in our Annual Report.
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
Item 1A. RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length) and pricing levels for VMware’s products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the sale of VMware’s products and services in the time frames anticipated, including the number and size of orders in each quarter;

•	the ability of VMware to develop, introduce and ship in a timely manner new products, new services and enhancements that meet customer demand, certification requirements and technical requirements;

•	VMware’s ability to compete effectively;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products and services by VMware or by their competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	seasonal factors such as the end of fiscal period budget expenditures by VMware’s customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise license agreements, or ELA’s, as original ELA terms expire;

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

We operate a Venezuelan sales subsidiary with a U.S. dollar functional currency. As a result, Bolivar-denominated transactions are subject to exchange gains and losses that may impact our earnings. As of quarter end, three exchange rates are available, via legal mechanisms administered by the Venezuelan government, to convert Bolivars into U.S. dollars. These three mechanisms are CENCOEX (official exchange rate), SICAD I and Simadi (formerly known as SICAD II). We have continued to use CENCOEX to remeasure these balances based upon the expected rate at which we believe is most appropriate for these items to be settled. We are closely monitoring information concerning these rates in the event it becomes appropriate to adopt a rate other than CENCOEX. Changing the rate used to re-measure our Bolivar-denominated transactions to either the SICAD I or Simadi rates could have an adverse effect on our financial position, results of operations or cash flows.

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

We held $9.1 billion in short- and long-term investments as of March 31, 2015. These investments consist primarily of investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause these investments to decline in value or could otherwise impact the liquidity of our portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. For 2014, the expected long-term rate of return on the plan’s assets was 6.75%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2014. As market conditions permit, we expect to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. For 2015, the expected long-term rate of return on the plan’s assets is 6.50%. As of December 31, 2014, the ten-year historical rate of return on plan assets was 7.18%, and the inception to date return on plan assets was 9.97%. In 2014, we experienced a 13.14% gain on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2015
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	2		$26.20	2	297
February 1, 2015 – February 28, 2015	23		27.80	21	276
March 1, 2015 – March 31, 2015	31		26.46	31	245
Total	56	(2)	$27.00	54	245
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

Date: May 4, 2015	EMC CORPORATION

	By:	/s/ Zane C. Rowe
Zane C. Rowe
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Restated Articles of Organization of EMC Corporation. (1)
3.2	Amended and Restated Bylaws of EMC Corporation. (1)
4.1	Form of Stock Certificate. (2)
4.2
Underwriting Agreement, dated as of June 3, 2013, by and among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. (3)

4.3	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (3)
10.1*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of April 30, 2015. (4)
10.2	Form of Commercial Paper Dealer Agreement between EMC Corporation, as Issuer, and the Dealer party thereto. (5)
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

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 3, 2013 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed June 6, 2013 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 20, 2015 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed March 23, 2015 (No. 1-9853).